Form 10-Q
period 1995-03-31
UNITED SERVICES ADVISORS INC /TX/
filed 1995-05-15
CIK 754811

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 1995


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from:______________________ to ______________________

Commission File Number:  0-13928


                         UNITED SERVICES ADVISORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                                74-1598370
 (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                               7900 CALLAGHAN ROAD
                          SAN ANTONIO, TEXAS 78229-2327
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (210) 308-1234
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant has two classes of common stock outstanding of which, on May 12, 1995, there were 571,635 Class A shares outstanding and 1,000,000 Class B shares outstanding.

The Registrant has one class of preferred stock outstanding of which, on May 12, 1995, there were 5,058,139 shares outstanding.

                         UNITED SERVICES ADVISORS, INC.


                                    I N D E X


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1. Financial Statements .......................................       1-2
   Consolidated Balance Sheets -
   March 31, 1995 and June 30, 1994

   Consolidated Statements of Operations - .........................       3-4
   Nine-Month and Three-Month Periods Ended
   March 31, 1995 and 1994

   Consolidated Statements of Changes in Cash Flow .................        5
   Nine-Months Ended March 31, 1995 and 1994

Notes to Consolidated Financial Statements .........................       6-11

ITEM 2. Management's Discussion and Analysis of ....................      12-15
        Financial Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K ...........................       16

SIGNATURES .........................................................       17

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                         UNITED SERVICES ADVISORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    MARCH 31,         JUNE 30,
                                                     1995              1994
                                                 (UNAUDITED)
                                                -------------       -----------
CURRENT ASSETS
   Cash and cash equivalents .............      $   3,506,682       $ 1,258,599
   Marketable securities (NOTE B) ........          1,288,713         1,086,974
   Receivables (NOTE C):
     Mutual funds ........................            725,692           579,025
     Accrued interest ....................            479,104              --
     Custodian fees ......................            140,857           107,966
     Employees ...........................            102,030           128,997
     Receivable from brokers .............             39,583           186,880
     Other ...............................             17,873           120,714
   Prepaid expenses ......................            448,356           544,291
   Deferred tax asset ....................               --             171,984
                                                -------------       -----------

         TOTAL CURRENT ASSETS ............          6,748,890         4,185,430
                                                -------------       -----------

BUILDING, LAND, AND IMPROVEMENTS .........          2,389,559         2,360,712
FURNITURE AND EQUIPMENT ..................          4,339,346         3,992,882
   Less accumulated depreciation
     and amortization ....................         (3,968,610)       (3,591,000)
                                                -------------       -----------

         NET FIXED ASSETS ................          2,760,295         2,762,594
                                                -------------       -----------
OTHER ASSETS
   Government securities (NOTE E) ........        125,701,720              --
   Restricted investments ................            775,743           453,648
   Deferred tax asset ....................          2,486,744           254,459
   Investment in joint venture ...........            510,000              --
   Residual equity interest ..............            217,861           217,861
   Other investments (NOTE B) ............            464,861         1,058,750
   Receivables ...........................            304,009           144,187
   Other .................................             73,533            66,519
                                                -------------       -----------
         TOTAL OTHER ASSETS ..............        130,534,471         2,195,424
                                                -------------       -----------
                                                $ 140,043,656       $ 9,143,448
                                                =============       ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

ITEM 1.           FINANCIAL STATEMENTS (CONTINUED).

                         UNITED SERVICES ADVISORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      MARCH 31,      JUNE 30,
                                                        1995           1994*
                                                   -------------    -----------
                                                    (UNAUDITED)
CURRENT LIABILITIES
   Current portion of subordinated
     debenture (NOTE E) ........................   $     612,061    $      --
   Current portion of capital lease obligations          102,911        103,430
   Current portion of notes payable ............          37,526         35,321
   Current portion of annuity obligations ......          18,000         18,000
   Securities sold under agreement to
     repurchase (NOTE E) .......................     123,622,632           --
   Accounts payable ............................         141,727        217,838
   Accrued interest payable ....................         199,179            654
   Accrued compensation and related costs ......          10,875         10,000
   Accrued profit sharing and 401(k) ...........          36,000        144,904
   Accrued vacation pay ........................          75,959         54,194
   Accrued legal fees ..........................          33,818         97,310
   Other accrued expenses ......................         118,960        111,805
                                                   -------------    -----------
         TOTAL CURRENT LIABILITIES .............     125,009,648        793,456
                                                   -------------    -----------
SUBORDINATED DEBENTURE (NOTE E) ................       5,387,939           --
CAPITAL LEASE OBLIGATIONS ......................          41,824        118,013
NOTES PAYABLE - NET OF CURRENT PORTION .........       1,311,768      1,340,064
ANNUITY OBLIGATIONS ............................         157,761        161,912
COMMITMENTS AND CONTINGENCIES ..................            --             --
                                                   -------------    -----------
         TOTAL NON CURRENT LIABILITIES .........       6,899,292      1,619,989
                                                   -------------    -----------

         TOTAL LIABILITIES .....................     131,908,940      2,413,445
                                                   -------------    -----------
SHAREHOLDERS' EQUITY
   Preferred stock--$.05 par value; non-voting;
   authorized, 6,000,000 shares ................         253,024        242,740
   Common stock (Class A)--$.05 par value;
   authorized, 4,000,000 shares ................          28,538         29,449
   Common stock (Class B)--$.05 par value;
   authorized, 2,250,000 shares (NOTE E) .......          50,000           --
   Additional paid-in-capital ..................      12,825,979      7,305,344
   Treasury stock at cost ......................        (157,519)      (134,737)
   Retained earnings (deficit) .................      (4,865,306)      (712,793)
                                                   -------------    -----------
         TOTAL SHAREHOLDERS' EQUITY ............       8,134,716      6,730,003
                                                   -------------    -----------
                                                   $ 140,043,656    $ 9,143,448
                                                   =============    ===========
*Reclassified for comparative purposes.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

ITEM 1.           FINANCIAL STATEMENTS (CONTINUED).

                         UNITED SERVICES ADVISORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                                        MARCH 31,                               MARCH 31,
                                                           --------------------------------         -------------------------------
                                                               1995                1994*               1995                1994*
                                                           ------------         -----------         -----------         -----------
REVENUE (NOTE C)
   Investment advisory fee ........................        $  4,152,347         $ 3,793,339         $ 1,271,589         $ 1,387,303
   Transfer agency fees ...........................           2,437,464           2,248,769             765,455             760,851
   Accounting fee .................................             324,527             277,844              94,332             111,551
   Exchange fee ...................................             202,235             250,935              68,410              96,585
   Custodian fee ..................................             368,198             280,005             127,813              78,813
   Investment income (loss) .......................            (171,453)            859,182             (14,197)            467,225
   Government security
     income .......................................           3,414,058                --             1,626,104                --
   Other ..........................................             192,582             276,717              81,319             106,942
                                                           ------------         -----------         -----------         -----------
                                                             10,919,958           7,986,791           4,020,825           3,009,270
EXPENSES
   General and administrative .....................           7,175,946           6,670,099           2,262,703           2,413,460
   Interest .......................................             231,822             126,995              41,880              38,841
   Depreciation and amortization ..................             392,471             368,068             135,005             123,345
   Government security
     non-cash charge (NOTE E) .....................           5,375,269                --             2,801,425                --
   Government security
     interest (NOTE E) ............................           3,702,846                --             1,750,683                --
   Subordinated debenture
     interest (NOTE E) ............................             320,000                --               120,000                --
                                                           ------------         -----------         -----------         -----------
                                                             17,198,354           7,165,162           7,111,696           2,575,646
                                                           ------------         -----------         -----------         -----------
EARNINGS BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING ..............................          (6,278,396)            821,629          (3,090,871)            433,624

Provisions for federal
income taxes
   Current ........................................                --               116,160                --               116,160
   Deferred .......................................          (2,082,599)           (324,815)         (1,148,285)           (303,377)
                                                           ------------         -----------         -----------         -----------
                                                             (2,082,599)           (208,655)         (1,148,285)           (187,217)
                                                           ------------         -----------         -----------         -----------
NET EARNINGS BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING ....................          (4,195,797)          1,030,284          (1,942,586)            620,841

CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING FOR
MARKETABLE SECURITIES .............................              43,284                --                  --                  --

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING FOR INCOME TAXES .......................                --               200,420                --                  --
                                                           ------------         -----------         -----------         -----------
NET EARNINGS ......................................        $ (4,152,513)        $ 1,230,704         $(1,942,586)        $   620,841
                                                           ============         ===========         ===========         ===========

ITEM 1.           FINANCIAL STATEMENTS (CONTINUED).

                         UNITED SERVICES ADVISORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                             MARCH 31,                           MARCH 31,
                                                                   ----------------------------         ----------------------------
                                                                      1995              1994*              1995              1994*
                                                                   ---------          ---------         ---------          ---------
PER SHARE AMOUNTS
   Primary and fully diluted
     Continuing operations ...............................            $(.72)             $.17              $(.30)             $.10
     Cumulative effect of
       change in accounting ..............................             .01                .03               .00                .00
                                                                   ---------          ---------         ---------          ---------

NET EARNINGS .............................................            $(.71)             $.20              $(.30)             $.10
                                                                   =========          =========         =========          =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
  Primary and fully diluted ..............................         5,833,628          4,906,241         6,550,076          6,102,157
                                                                  =========          =========         =========          =========

*Reclassified for comparative purposes.
        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

ITEM 1.           FINANCIAL STATEMENTS (CONTINUED).

                          UNITED SERVICES ADVISORS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED MARCH 31,
                                                   ---------------------------
                                                        1995          1994*
                                                   -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ..........................  $  (4,152,513)  $ 1,230,704
   Adjustments to reconcile to net cash
   provided by operating activities:
     Depreciation and amortization ..............        392,470       368,068
     Government security accretion ..............       (963,278)         --
     Government security charge .................      5,375,269          --
     Gain on sale of securities .................       (136,786)     (961,829)
     Gain on disposal of equipment ..............           (500)         --
     Cumulative effect of change
       in accounting (net of tax) ...............        (43,284)     (200,420)
   Changes in assets and liabilities,
   impacting cash from operations:
     Restricted investments .....................       (322,095)     (121,123)
     Accounts receivable ........................       (685,566)     (574,302)
     Deferred tax asset .........................     (2,082,599)     (208,655)
     Trading securities .........................        751,129       895,147
     Prepaid expenses and other .................        225,986      (149,818)
     Accounts payable ...........................        (76,111)       18,541
     Accrued expenses ...........................         55,924       196,763
                                                   -------------   -----------
        TOTAL ADJUSTMENTS .......................      2,490,559      (737,628)
                                                   -------------   -----------

        NET CASH USED FOR OPERATIONS ............     (1,661,954)      493,076

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of building improvements ............        (28,847)      (86,964)
   Purchase of furniture and equipment ..........       (354,202)     (154,431)
   Purchase of government securities ............   (130,113,711)         --
   Purchase of available for sale
     securities .................................       (156,611)     (224,049)
   Proceeds on sale of available
     for sale securities ........................           --         110,558
   Proceeds on sale of equipment ................            500          --
                                                   -------------   -----------
                                                    (130,652,871)     (354,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on annuity ..........................         (4,151)       (3,871)
   Payments on bank loan ........................        (26,091)      (25,186)
   Payments on capital lease ....................        (76,708)      (87,072)
   Proceeds from repurchase agreements ..........    123,622,632          --
   Proceeds from issuance of
     subordinated debenture .....................      6,000,000          --
   Proceeds from issuance of stock ..............      5,070,008       564,313
   Purchase of Treasury stock (net) .............        (22,782)      (41,249)
                                                   -------------   -----------
                                                     134,562,908       406,935

NET INCREASE (DECREASE) IN CASH .................      2,248,083       545,125
   Beginning cash ...............................      1,258,599       865,940
                                                   -------------   -----------
        ENDING CASH .............................  $   3,506,682   $ 1,411,065
                                                   =============   ===========

Supplemental disclosure of cash flow information:
   Cash paid for Interest .......................  $   2,986,737   $   126,995

*Reclassified for comparative purposes.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

NOTE A.  BASIS OF PRESENTATION.

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. United Services Advisors, Inc. ("the Company" or "USAI") has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1994 except for the adoption of a required accounting principal as discussed in Note B.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Shareholders Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC"), A&B Mailers, Inc. ("A&B") and U.S. Advisors (Guernsey), Ltd. ("USAG"). Additionally, the Company has consolidated the balance sheet and results of operations of the Guernsey offshore fund since it owned all of the issued shares of the Fund. All inter-company balances and transactions have been eliminated in consolidation.

         The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

NOTE B.  SECURITY INVESTMENTS.

         In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. SFAS 115 changes the method of accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under this pronouncement, management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date. If the securities are purchased with the intent and Company has the ability to hold the securities until maturity, they are classified as securities held-to-maturity and carried at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and stated at fair value with the unrealized gains and losses included in earnings. Securities which will be held for indefinite periods of time are classified as available-for-sale securities and stated at fair value with the unrealized gains and losses included as a separate component of shareholder's equity. The Company adopted SFAS 115 during the first quarter of fiscal year 1994 as a change in accounting principal. The cumulative effect of adoption on July 1, 1994 was an increase in earnings of $43,284 net of the tax effect. The net change in the unrealized holding loss on trading securities held at March 31, 1995 that has been included in earnings during the period was $45,161 partly resulting from the devaluation of the Canadian dollar.

         The cost of investments in securities, which are classified as available-for-sale, which may not be readily marketable at March 31, 1995 was $464,861. These investments are reflected as non-current assets on the March 31, 1995 Balance Sheet. These investments are in private placements which are restricted for sale as of March 31, 1995. It is anticipated the securities obtained in these private placements will become free trading during 1995. Management considers the fair value of these investments to equal cost at March 31, 1995. Additionally, the Company holds Government Securities which are classified as held-to-maturity securities. (See further discussion of these securities at Note E.)

         In September 1994, subsequent to USAI's purchase of the Notes discussed in Note E to the Consolidated Financial Statements, the Company and United Services Funds ("USF") entered into an agreement, under which USAI agreed to transfer $900,000 in cash and securities into an account at a financial institution in the name of USAI for the benefit of the U.S. Government Securities Savings Fund ("USG"), under the control of USF's independent Trustee's. Under the terms of the agreement, these assets may be drawn upon by USF, if necessary, to continue to maintain the Fund's net asset value per share at $1.00. The agreement terminates the earlier of 1) when USG no longer owns any of the variable rate government agency Notes set forth under the agreement; or 2) October 1997. Collateral of $500,000 was returned to the Company during the quarter due to the reduced percentage of USG invested in the Notes in accordance with the agreement. These assets are classified as part of Restricted Investments in the Consolidated Balance Sheet.

NOTE C.  INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES.

         The Company serves as investment advisor to United Services Funds ("USF") and is transfer agent to USF. For these services the Company receives fees based on a specified percentage of net assets under management and the number of shareholder accounts. The Company also provides accounting services to USF for a fee and is reimbursed for in-house legal services. The Company also serves as investment advisor to Accolade Funds and provides administrative services to Pauze' Swanson United Services Funds ("PSUSF").

         USAI receives additional revenue from several sources including: STFC custodian and administrative fee revenues; revenues from miscellaneous transfer agency activities including lockbox functions; as well as mailroom operations (A&B). All income is recognized and accrued as earned.

         USAI has voluntarily waived or reduced its advisory fee; guaranteed that fund expenses will not exceed certain limits; and/or has agreed to pay expenses on several USF and Guernsey funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the nine month period ended March 31, 1995 and 1994 was $2,589,730, and $2,439,690, respectively.

         Receivables from mutual funds represent amounts due the Company and its wholly-owned subsidiaries, for investment advisory fees, transfer agent fees, accounting fees, and exchange fees, net of amounts payable to the mutual funds.

         The investment advisory contract and related contracts between the Company and USF expire on or about October 26, 1995. Management anticipates the Trustees of USF will renew the contracts.

NOTE D.  INVESTMENT IN JOINT VENTURE.

         During the fiscal year ended June 30, 1994, USAI and Marleau, Lemire Inc., a Canadian brokerage firm ("ML"), entered into discussions with respect to potential joint enterprises. Such discussions culminated in USAI and ML entering into a joint venture agreement on July 20, 1994 whereby USAI and ML are undertaking to offer mutual funds in Canada, primarily through ML's broker network located in Toronto, Montreal, Vancouver, and Victoria. As part of the agreement to enter into a joint venture, USAI issued 120,000 shares of its preferred stock to ML. The estimated value of the stock upon issuance was $510,000, which the Company recorded as its investment in the joint venture during the first quarter of fiscal 1995. In conjunction with this joint venture, United Services Wealth Management Corp. was incorporated during the third quarter of fiscal 1995. Also, USAI has agreed to incur the initial costs for organization and development costs, including formation and registration of the Canadian mutual funds up to a maximum of $250,000 (Canadian).

NOTE E.  GOVERNMENT SECURITIES.

         The U.S. Government Securities Savings Fund ("USG") from its inception has invested in, among other types of Government securities, certain Government agency notes whose interest rates reset monthly based on a cost-of-funds index ("Notes"). This reset feature lags changes in short-term interest rates. (See Liquidity and

Capital Resources under Management Discussion and Analysis of Financial Condition and Results of Operations.) To reduce USG's exposure to said Notes and in order to maintain a $1.00 per share net asset value, USAI decided, subsequent to June 30, 1994, to arrange for USG to sell $40 million par amount of Notes at USG's amortized cost of approximately $39,777,000 plus accrued interest to ML. Thereafter, USAI decided to purchase directly from the fund $90,525,000 par amount of Notes ($53,275,000 during the first quarter of fiscal 1995 and $37,250,000 during the third quarter of fiscal 1995) at USG's amortized cost of approximately $90,337,000 plus accrued interest. Additionally, in connection with such decision, USAI purchased the Notes from ML for approximately $39,777,000 plus accrued interest during the first quarter of fiscal 1995. The Notes acquired by USAI mature at their aggregate $130,525,000 par amount as follows:

             MATURITY                                    PAR VALUE
             --------                                    ---------
             September 1995                              $13,000,000
             October 1996-March 1997                     $63,725,000
             July 1997                                   $16,550,000
             September 1997                              $37,250,000

         USAI recorded the Notes at their fair value. As the Notes had an aggregate fair value of approximately $124,739,000 on the dates USAI acquired the securities, the Company recorded pre-tax non-cash charges to the results of operations of approximately $2,574,000 during the first quarter and $2,800,000 during the third quarter of fiscal 1995. It is USAI's intent, and management believes the Company has the ability, to hold these Notes to maturity; and therefore, the Company anticipates ultimately realizing the Notes' aggregate par value. Therefore in accordance with SFAS 115, the Company has classified the Notes as held-to-maturity securities. As a result, and in addition to periodic receipts of interest income, USAI anticipates recognizing non-cash income by accreting the discount to par value as follows:

             Fiscal Year
             ENDING JUNE 30,                                AMOUNT
             ---------------                                ------
             1995                                        $ 1,500,000
             1996                                        $ 2,156,000
             1997                                        $ 1,866,000
             1998                                        $   264,000
                                                         -----------
                                                         $ 5,786,000
                                                         ===========

         USAI financed the acquisition of the Notes, including purchased accrued interest, as follows: 1) approximately $120.9 million was provided by third party broker-dealers under reverse repurchase agreements; 2) USAI issued a $6.0 million 8% subordinated debenture to ML, the terms of which require principal payments as the Notes mature and interest payments quarterly; and 3) USAI utilized approximately $3,563,000 of its own cash. The terms with the broker-dealers provide that the repurchase agreements must be collateralized by the Notes and/or cash. The initial terms with the broker-dealers provided that the repurchase agreements mature and are subject to renewal by both parties every 30 days. As of May 15, 1995, each reverse repurchase agreement had matured and been renewed, and several broker-dealers have extended the term of their agreements to 60 to 90 days. Management believes that the reverse repurchase agreements can be periodically renewed until the Notes mature. Although it is USAI's intent, and Management believes that the Company has the ability to own the Notes until maturity, under the terms of the subordinated debenture with ML, ML has retained the right to acquire the Notes collateralizing the reverse repurchase agreements should USAI sell the Notes. It is USAI's intent to use the proceeds of the Notes at maturity to settle reverse repurchase agreements with broker-dealers and its obligation under the debenture payable to ML.

         During the first quarter, USAI purchased put options on Eurodollar futures for approximately $180,000 in premiums which expired in December 1994 resulting in a $138,250 loss. Upon expiration, USAI purchased new put options on Eurodollar futures for approximately $44,400 in premiums. These options expired worthless in March 1995 resulting in a $44,000 realized loss. The options were purchased as portfolio insurance with the expectation that they would reduce USAI's exposure to temporary declines in the value of the Notes and reduce USAI's exposure to increased interest costs of the reverse repurchase agreements in the event of a sharp increase in interest rates. Subsequent to March 31, 1995, USAI purchased 225 put options on Eurodollar futures for approximately $49,000 in premiums which expire in June 1995. These options will be accounted for on a "mark-to-market" basis with unrealized appreciation or depreciation included in the results of operations. The options purchased are exchange traded and require no cash requirements other than the initial premiums and USAI's exposure on the options is limited to the initial premium invested.

NOTE F.  INCOME TAXES.

         In the first quarter of fiscal 1994, the Company adopted SFAS No. 109 "Accounting for Income Taxes," effective July 1, 1993. Under the liability method prescribed by SFAS 109, deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. As permitted by SFAS 109, prior years' financial statements have not been restated to apply the provisions of the new method. The effect of adopting the Standard was recorded as an increase to net income of $200,420 or $.03 per share for the quarter ended September 30, 1993.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of March 31, 1995 are presented below:

         Book/tax differences in the balance sheet:
                  Marketable securities                           $  129,426
                  Accumulated depreciation                            61,578
                  Accrued expenses                                    18,709
                  Annuity obligations                                 59,759
                                                                  ----------
                                                                     269,472

         Tax carryovers:
                  NOL carryover                                    2,092,649
                  Contributions carryover                             33,365
                  Investment credit carryover                         34,472
                  Minimum tax credits                                 56,786
                                                                  ----------
                                                                   2,217,272
                                                                  ----------
         Total deferred tax asset                                 $2,486,744
                                                                  ==========

         For federal income tax purposes at March 31, 1995, the Company has NOLs of approximately $6,150,000, which will expire in fiscal 2010, charitable contribution carryovers of approximately $98,000 expiring 1998-2000, investment credits of $34,472 expiring in 1998 and minimum tax credits of $56,786 with indefinite expirations.

         If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of NOLs that could be utilized. The issuance of the Class B common stock and warrant described in Note G has not triggered a limitation on the amount of NOLs that could be utilized at this time.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs which give rise to the deferred tax asset.

NOTE G.  CLASS B COMMON STOCK.

         At the end of September 1994, the Company and ML entered into a letter of intent pursuant to which ML would purchase a significant ownership interest in the Company. On December 7, 1994, the Company and ML entered into an agreement whereby the Company issued to ML one million shares of new class of convertible non-voting common stock (Class B) at $5.00 per share and warrant to purchase an additional one million share of capital stock of $6.00 per share in consideration of an investment of $5 million. The warrant allows ML, at its option, to purchase either one million shares of Class A Common Stock or one million shares of Preferred Stock at a price of $6.00 per share during the six month period between October 1, 1997 and March 31, 1998. In addition, an existing $6 million subordinated debenture of the Company held by ML was amended so as to be convertible at the option of ML into Preferred Stock at a price of $7.00 per share. The aggregate number of shares of Preferred Stock ML could purchase under the warrant, by conversion with the promissory note and by conversion of its Class B Common Stock is 2,857,142 shares.

         Preferred shareholder approval for an increase in the number of authorized shares of Preferred Stock is required so that the Company may have sufficient shares of Preferred Stock in the event ML decides to convert its Class B shares to shares of Preferred Stock.

         ML can only convert its Class B shares to Class A shares after mutual fund shareholders approve continuation of the investment advisory agreements with the Company because such conversion would be deemed a change in control and an assignment of the investment advisory agreement.

         As part of the transaction, Mr. Frank E. Holmes, Chairman, President and CEO of the Company, exchanged 72,720 shares of the Company Class A Common Stock for 164,347 shares of ML common stock. In addition, subject to certain conditions, including obtaining mutual fund shareholder approvals in the future, Mr. Holmes will exchange an additional 177,280 Class A common shares for 400,653 shares of ML, and ML will convert its Class B shares to Class A shares, whereupon ML will own more than 50% of the issued and outstanding voting shares of the Company, and Mr. Holmes would then own approximately 3% of the total outstanding common shares of ML.

         The conversion feature allowing ML to convert its Class B shares to Preferred Stock would allow ML to sell said shares in a public offering in the event mutual fund shareholder approval is not obtained. Alternatively, in the event Company Shareholders do not authorize additional Preferred Stock and/or mutual fund shareholders do not approve continuation of the Advisory Agreement with ML owning control of the Company, ML may opt, during prescribed periods in 1996 and 1997, to convert its investment into a US $5 million debenture payable by USAI over a two-year period from the date of ML's conversion. The interest rate on the debenture would be equal to an annual rate of 1% plus the annual rate of interest established by Bankers Trust of New York for U.S. dollar commercial demand loans to its U.S. customers.

         As discussed in Note F, certain changes in the Company's ownership may trigger a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. The Company reviewed Section 382 and determined that no change in control/ownership existed upon issuance of the shares and warrants to ML therefore not triggering a Section 382 limitation on the Company's NOLs.

NOTE H.  RELATED PARTY TRANSACTION.

         In connection with ML's investment in the Company as described in Note G, the Company's Board of Directors was expanded from five to nine and includes two ML representatives (including ML's Chairman and CEO); and, Mr. Holmes has been elected to ML's Board of Directors. During the quarter USAI purchased approximately 85,000 shares of ML common stock through USAI's brokerage account at Marleau, Lemire

Securities Inc., a subsidiary of ML. This increased USAI's position in ML to approximately 105,000 shares which represents less than 1% of the ML common shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 1995 AND 1994

         During the nine months ended March 31, 1995, United Services Advisors, Inc. ("USAI" or the "Company") acquired $93.275 million in the first quarter and $37.25 million in the third quarter of U.S. Government Agency Notes ("Notes") from the U.S. Government Securities Savings Fund ("USG"). In this connection, the Company recorded non-cash charges in the aggregate of $5.375 million. These non-cash charges reflect the difference between the Company's purchase price and the fair value of the Notes on the dates of acquisition. As the Notes have been classified as held-to-maturity securities in accordance with SFAS115, the Company will accrete the Notes from their fair value on the date of acquisition up to their par value, and as a result, recognize non-cash income of $5,375,000 over the remaining life of the Notes, thus fully recouping this non-cash charge. The Company will also recognize $411,000 of cash income when the notes mature (see further discussion of the purchase of the Notes at Note E to the Consolidated Financial Statements).

         Due primarily to the non-cash charges described above, USAI posted a net loss of $4,152,513 [$(.71) per share] for the nine months ended March 31, 1995 after giving effect to the Company recording a deferred tax asset of approximately $2,083,000. As indicated above, Management believes that a substantial portion of the net loss will be recouped in future periods. This net loss compares to net earnings of $1,230,704 for the nine months ended March 31, 1994.

ASSETS UNDER MANAGEMENT

         For the nine months ended March 31, 1995, mutual fund assets managed or administered by USAI averaged approximately $1.35 billion as compared to approximately $1.26 billion for the nine months ended March 31, 1994 primarily as a result of an increase in the value of gold related assets.

REVENUES

         Excluding the revenue effect of the Notes, total consolidated revenues for the nine months ended March 1995 decreased approximately 6%. While investment advisory fees, transfer agent fees, accounting fees and custodian fees grew approximately 9%, 8%, 17% and 32%, respectively, investment income decreased by approximately $1,030,600 due primarily to (1) the recognition of approximately $800,000 less in net realized gains on the sales of securities in 1995 compared to 1994, and (2) approximately $350,000 of unrealized holding losses on investments, partly resulting from the devaluation of the Canadian dollar. However, an increase in interest and dividend income of approximately $70,000 due to increased cash balances on deposit offset other decreases in investment income.

EXPENSES

         Due primarily to the non-cash charges discussed above, total expenses increased approximately 140%. Although approximately 41% of this percentage increase related to higher interest expenses resulting from financing the Notes, this expense was substantially offset by investment income relating to the Notes. General and administrative expenses increased primarily due to: (i) higher salaries, wages and benefits as a result of attracting and retaining portfolio management and research talent as well as from increases in other staff to absorb growing responsibilities associated with the Company expanding its product and service offerings to investors; (ii) incurring increased expenses associated with participation in mutual fund market place programs sponsored by various discount brokerage firms, which fees are based on the level of assets placed under management; and (iii) an increase in sub-advisory fees for the China Region Opportunities Fund which did not commence operations until February 1994. Also, the Company incurred employee severance charges in December as a result of a continual re-engineering strategy.

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

         During the three months ended March 31, 1995, USAI acquired a $37.25 million Note from USG. In this connection, the Company recorded a non-cash charge of $2.8 million. This non-cash charge reflects the difference between the Company's purchase price and the fair value of the Note on the date of acquisition. As the Note has been classified as a held-to-maturity security in accordance with SFAS 115, the Company will accrete the Note from its fair value on the date of acquisition up to its par value, and as a result recognize non-cash income of $2.8 million over the remaining life of the Note, thus fully recouping this non-cash charge. The Company will also recognize $40,000 of cash income when the Note matures.

Due primarily to the non-cash charge described above, USAI posted a net loss before income taxes of $(1,942,586) [$(.30) per share] for the three months ended March 31, 1995, as compared to net earnings of $620,841 ($.10 per share) for the three months ended March 31, 1994.

ASSETS UNDER MANAGEMENT

         For the quarter ended March 31, 1995, mutual fund assets managed or administered by USAI averaged approximately $1.27 billion as compared to approximately $1.34 billion for the quarter ended March 31, 1994. This decrease in average assets resulted from a decline in the value of gold related assets.

REVENUES

         Excluding the revenue effect of the Notes, total consolidated revenue for the three months ended March 31, 1995 decreased 20%. While investment advisory fees, accounting fees and exchange fees decreased approximately 8%, 15%, and 29%, respectively, custodian fees and transfer agency fees increased 62% and 1% respectively. Investment income also decreased by approximately $481,000 due primarily to (1) the recognition of $500,000 less in realized gains on the sale of securities in the third quarter of 1995 compared to the third quarter of 1994, and (2) approximately $45,161 of unrealized holding losses on investments partly resulting from devaluation of the Canadian dollar. However, an increase in interest and dividend income of approximately $40,000 due to increased cash balances on deposit offset other decreases in investment income.

EXPENSES

         General and administrative expenses for the quarter ended March 31, 1995 decreased approximately 6% when compared to the same period one year earlier. This decrease is attributable to a decrease in salaries, wages, and benefits due to the Company's re-engineering strategy in December, 1994, a decrease in fund expenses due to the Company paying less expenses on the behalf of USG, and a decrease in marketing and distribution. Increased interest charges are a result of financing the Notes, and were substantially offset by investment income relating to the Notes.

LIQUIDITY AND CAPITAL RESOURCES

         To finance the purchase of the Notes described above, the Company entered into reverse repurchase agreements with various broker-dealers which require that the Company secure its obligation by pledging collateral valued in excess of the amount funded -- namely, the Notes purchased. The Company pays interest to the third party broker-dealers as each reverse repurchase agreement matures based on short-term rates. To the extent of further increases in short-term interest rates, the Company's interest cost to the broker-dealers could increase. Further, in maintaining the required collateral under the terms of the reverse repurchase agreements with the broker-dealers, to the extent of decreases in the prices of the Notes at which a broker-dealer would enter into a repurchase agreement, the Company may have to pledge additional collateral. The Company has purchased and intends to continue to purchase financial futures and/or related options as portfolio insurance designed to reduce its exposure to temporary declines in the value of the Notes and reduce its exposure to increased interest costs of the reverse repurchase agreements in the event of a sharp increase in interest rates. On the other hand, as the Notes approach maturity the prices ascribed to the Notes by the broker-dealers will approach their par value resulting in broker-dealers returning collateral to the Company. The balance of the purchase price was provided by Marleau, Lemire Inc. ("ML") and Company cash. Interest associated with the subordinated debenture issued to ML is fixed at 8% annually and payable quarterly. It is USAI's intent to use the proceeds of the Notes at maturity to settle reverse repurchase agreements with broker-dealers and its obligation under the debenture payable to ML (see Note E to the Consolidated Financial Statements).

         The Notes currently have a weighted average maturity of approximately 21 months, $13.0 million of which matures September, 1995 and the latest Note matures September, 1997. Due to the length of the maturity of the Notes, any deterioration in the market prices for the Notes management would consider temporary in nature since, as the Notes approach maturity, their market prices will approach their par value.

         To help offset the costs of financing said Notes, the Company receives interest income on the Notes at staggered intervals on a quarterly basis. Further, USG has reinvested the proceeds received from the Company at a higher rate of return, thereby increasing the income earned by the Fund. This allows USG to bear more of its own expenses, many of which were previously borne by the Company. On the other hand, the Company has committed to bear USG's expenses in excess of 40 basis points (0.40% of net assets) until June 30, 1995. Be that as it may, the Company anticipates that it will pay fewer expenses on behalf of USG and/or receive more fees under its various services agreements with USG. Accordingly, the increased income received by the Company will help offset the costs of financing.

         The Notes are adjustable rate U.S. Government Agency Notes that have interest rates which reset every thirty days based on the cost of funds to thrift institutions in the Eleventh Federal Home Loan Bank District ("FHLB Rate" or also known as "COFI"). Unlike most of the government notes linked to the FHLB Rate, the Notes do not have extension or prepayment risks or caps on their coupon. Also, the Notes are not asset backed securities.

         Since February 1994, the Federal Reserve has increased short-term interest rates seven times for a total of 300 basis points. After experiencing a decline through March of 1994, the FHLB Rate has been steadily increasing and has increased by approximately 138 basis points through April 1995.

         On the last day of each month, the Federal Home Loan Bank of San Francisco calculates FHLB Rate for the prior month. In otherwords, the FHLB Rate issued at the end of December 1994 represents the rate for the month of November 1994. Further, increases in the FHLB rate result in additional interest income to the Company which provides an offset to the expense associated with financing the Notes. Additionally, should current market interest rates continue to level off and/or decline the rate of increase in the FHLB rate could slow, level off and decline in response thereto. On the other hand, because of its historical lagging nature, the FHLB rate would not be expected to decline commensurate with a leveling off or decline in short-term rates. Under these circumstances the Company's financing costs could level off or decline.

         At current average asset levels in mutual funds managed by the Company and with the existing interest rate environment, cash generated from operations and current and projected interest earned on the Notes should be sufficient to satisfy Company expenses. However, if the sources described above are not sufficient to meet cash flow needs of the Note obligations, the Company would implement additional cost reduction programs to further supplement cash flow and earnings.

         In September 1994, subsequent to USAI's purchase of the Notes, the Company and United Services

Funds ("USF") entered into an agreement under which USAI transferred cash and securities into an account at a financial institution in the name of USAI for the benefit of USG, under the control of USF's independent Trustees. Currently $400,000 in cash and securities are subject to the agreement, and are classified as restricted investments on the Company's balance sheet.

         In connection with a joint venture with ML to offer mutual funds in Canada, the Company has agreed to incur the initial organizational and development costs, including formation and registration of the Canadian mutual funds up to a maximum level of $250,000 (Canadian).

         The Company has agreed to waive a portion of its fee revenues and/or pay for expenses of certain mutual funds for purposes of enhancing the funds' competitive market position. Should assets of these funds increase, fund expenses borne by the Company would increase to the extent that such expenses would exceed any expense caps on any mutual fund the amount of which the Company has agreed to bear. The Company expects to continue to waive fees and/or pay for fund expenses as long as market and economic conditions warrant. However, subject to the Company's commitment of certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

         SFAS No. 109 "Accounting for Income Taxes" requires tax benefits of net operating losses, book/tax timing differences, and various tax credits be recorded as a deferred tax asset. Management has assessed the likelihood of realization of the recorded deferred tax asset to be "more likely than not". Based on Management's expectations for the future, management believes that operating income will "more likely than not" generate the minimum amount of future taxable income necessary to fully realize the deferred tax assets.

         On December 7, 1994, USAI and ML completed an agreement whereby USAI, in consideration of an investment of US $5 million, issued to ML 1 million shares of a new class of convertible non-voting common stock (Class B) and warrants to purchase an additional 1 million shares at US $6.00 per share. See Note G to the financial statements.

CONCLUSION

         Based upon available information and internal analyses, through the last maturity date of the Notes, given current average asset levels in mutual funds managed by the Company and with the existing interest rate environment, management believes current cash reserves, plus financing obtained and cash flow from operations, will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the company to take advantage of investment opportunities whenever available. However, it is difficult to predict future events and should cash flow be insufficient, the company would seek additional sources of financing to meet future working capital requirements.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                           PAGE NO.
                                                                       --------

           A.       EXHIBITS                                            - - -
           B.       REPORTS ON FORM 8-K                                 - - -

                    No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                         UNITED SERVICES ADVISORS, INC.

DATED:  May 15, 1995                              BY:  BOBBY D. DUNCAN
                                                       Executive Vice President
                                                       Chief Operating Officer
                                                       Chief Financial Officer

DATED:  MAY 15, 1995                              BY:  JANE K. HATTON
                                                       Controller