Form 10-K
period 1995-06-30
UNITED SERVICES ADVISORS INC /TX/
filed 1995-09-28
CIK 754811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For The Fiscal Year Ended June 30, 1995

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For The Transition Period From --- To ---

                         Commission File Number 0-13928

                         UNITED SERVICES ADVISORS, INC.
             (Exact name of registrant as specified in its charter)

                   7900 Callaghan Road, San Antonio, TX 78229
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code: 210-308-1234

       Texas                                                74-1598370

(State of Organization)                     (I.R.S. Employer Identification No.)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                   Preferred Stock, par value $0.05 Per share

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of Registrant on August 31, 1995 was $ 253,088. Registrant's only voting stock is Class A Common Stock, par value $0.05 per share, for which there is no active market. The 101,235 shares of Class A Common held by non-affiliates were valued at the average of the closing bid and asked prices of Registrant's Preferred Stock as reported by the National Quotation Bureau, Inc., NASDAQ reports and financial publications, which was $2.50 per share.

     On August 31, 1995 there were 567,279 shares of Registrant's Class A common stock outstanding and 1,000,000 shares of Registrant's Class B non-voting common shares outstanding. In addition, there were 5,074,995 shares of Registrant's Preferred Stock issued and 4,971,695 shares of Registrant's Preferred Stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                     PART I

Item  1.          Business

Item  2.          Properties

Item  3.          Legal Proceedings

Item  4.          Submission of Matters to a Vote of Security Holders

                                     PART II

Item  5.          Market for the Registrant's Common Equity and Related
                  Shareholder Matters

Item  6.          Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  8.          Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

Item 11.          Executive Compensation

Item 12.          Securities Ownership of Certain Beneficial Owners and
                  Management

Item 13.          Certain Relationships and Related Transactions

                                     PART IV

Item 14.          Exhibits and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1. BUSINESS.

     United Services Advisors, Inc., a Texas corporation organized in 1968 (the "Company" or "Registrant"), and its wholly-owned subsidiaries provide five types of services: (1) investment adviser to institutions (namely, investment companies) and other persons; (2) transfer agency and record keeping services;
(3) mailing services; (4) custodial and administrative services for IRAs and other types of retirement plans; and (5) administrative services for institutions (namely, investment companies) and other persons. The provision of investment advisory, transfer agent, administrative and custodial services are the primary sources of the Company's revenue. (See Consolidated Statements of Operations in Item 8 of this Form 10-K.)

     The Company is a registered investment adviser under the Investment Advisers Act of 1940 and is principally engaged in the business of rendering investment advisory and other services to United Services Funds, a Massachusetts business trust ("USF", "Trust" or "Funds"). USF is a no-load, open-end management investment company which offers shares of beneficial interest in thirteen diversified portfolios or sub-trusts (commonly referred to as mutual funds).

     The Company organized U.S. Advisers (Guernsey) Ltd. on August 20, 1993 for the purpose of acting as "Manager" for investment companies whose shares are offered to non-U.S. citizens. U.S. Advisors (Guernsey) Ltd. has delegated its administrative duties to Butterfield Fund Managers (Guernsey) Limited and its investment advisory duties to Registrant. The off-shore fund commenced operations during September 1993.

     The Company is the administrator to Pauze'/Swanson United Services Funds ("PSUSF"), a Massachusetts business trust formed on November 1, 1993. PSUSF is an open-end management investment company. The Pauze' U.S. Government Total Return Bond Fund, a no-load mutual fund, is one series of PSUSF. The Company does not furnish investment advice to this Fund; however, it generally manages the affairs of the Fund under an Administrative Services Agreement dated November 1, 1993.

     The Company is also the investment advisor to the Accolade Funds, a Massachusetts business trust. Accolade Funds is an open-end management investment company which offers shares of the Bonnel Growth Fund, a no-load mutual fund. The Bonnel Growth Fund commenced operations in October 1994.

     The Company is the investment advisor to United Services Insurance Funds ("USIF"), a Massachusetts business trust formed for the purpose of providing an investment vehicle for variable annuity products. USIF currently offers shares of the Schabacker Select Fund through variable annuity contracts purchased by clients from Integrity Life Insurance Company. USIF commenced operations in June 1995. Marleau, Lemire (USA), Inc., which occupies office space supplied by the Registrant, acts as broker for the variable annuity contracts.

     During July 1994, USAI agreed to form a joint venture with Marleau, Lemire Inc. of Montreal, Quebec, to offer mutual funds in Canada. In February 1995, the joint venture, United Services Advisors Wealth Management Inc. ("USAWMI"), was formed. In July 1995, Guy Prescott was named Chief Executive Officer of USAWMI, and he commenced efforts to qualify USAWMI so that it may provide investment management services as well as offer shares of mutual funds in Canada.

     Registrant trades securities for its own account. Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management.

MUTUAL FUND MANAGEMENT

     For each of the funds it manages, the Company provides portfolio management services, subject to the overall supervision and review of a Board of Trustees of each trust. Consistent with the investment restrictions, objectives and policies of the particular fund, the portfolio manager for each fund determines what investments should be purchased, sold and held, and makes changes in the portfolio deemed to be necessary or appropriate. Though subject to overall supervision and review by management, the portfolio managers of the various funds are generally given reasonable latitude with regard to investment decisions relating to the fund for which each is responsible. In the advisory agreement with the funds, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers. Depending upon the particular fund and the particular security involved, a variety of brokers and dealers are utilized by the Company.

     The tables on the following pages reflect the net assets for each of the funds managed or administered by the Company as of the dates indicated. The information in parentheses immediately following each fund name in the tables indicate the year of a fund's establishment and a brief summary of its investment objectives.

THE ADVISORY AGREEMENTS

     The funds comprising USF, Accolade and USIF are managed by the Company pursuant to advisory agreements (the "Advisory Agreements"). Under the terms of each Advisory Agreement, the Company provides management and investment advisory services to each of the funds. The Company receives an advisory fee from each fund based on a percentage of each fund's average net assets. The Company furnishes an investment program for each of the mutual funds it manages and determines, subject to the overall supervision and review of the Board of Trustees of the funds, the funds' investments. The Company also manages, supervises and conducts certain other affairs of the funds, subject to the control of the Boards of Trustees.

     In addition, the Company provides office space, facilities and certain business equipment and also provides the services of executive, clerical and accounting personnel for administering the affairs of the mutual funds. The Company and its affiliates compensate all personnel, officers, directors and interested Trustees if such persons are employees of the Company or its affiliates. However, the funds are required to reimburse the Company for a portion of the compensation of the Company's employees who perform certain state and federal securities law regulatory compliance work on behalf of the funds based upon the time spent on such matters. Under the terms of the Advisory Agreements, the Company pays the expense of printing and mailing prospectuses and sales materials used for promotional purposes. Other than the foregoing, each fund pays its allocable portion of all other expenses for the operations and activities of the funds which the Company manages and administers.

     On October 14, 1994, the Board of Trustees of USF approved the Advisory Agreement with the Company through October 30, 1995. The Advisory Agreement is subject to annual renewal by a majority vote of the shareholders of each fund or the Trustees of USF and by the vote of a majority of the disinterested Trustees cast in person at a meeting called for the purpose of voting on such approval. As required by the Investment Company Act of 1940, the Advisory Agreement is terminable upon 60 days notice. The Board of Trustees will consider renewal of the Agreement on October 25, 1995 and it is expected that it will be renewed.

     On September 14, 1995 the Board of Trustees of Accolade Funds approved the Advisory Agreement with the Company through September 21, 1996. The Advisory Agreement is subject to annual renewal by a majority vote of the shareholders of each fund or the Trustees of Accolade Funds and by the vote of a majority of the disinterested Trustees cast in person at a meeting called for the purpose of voting on such approval. As required by the Investment Company Act of 1940, the Advisory Agreement is terminable upon 60 days notice.

     The Board of Trustees of USIF approved the Advisory Agreement with the Registrant in July 1995. The terms of the Advisory Agreement provide that it will continue initially for two years, and from year to year thereafter as long as it is approved at least annually both (i) by a vote of a majority of the outstanding voting securities of each Fund (as defined in the Investment Company Act of 1940) or by the Board of Trustees of the Trust, and (ii) by a vote of a majority of the Trustees who are not parties to the Advisory Agreement or "interested persons" of any party thereto, cast in person at a meeting called for the purpose of voting on such approval. As required by the Investment Company Act of 1940, the Advisory Agreement is terminable upon 60 days notice.



Name of                                                                    NET ASSETS (IN THOUSANDS) OF UNITED SERVICES FUNDS
FUND 1                                                                                        JUNE 30,
                                                                      --------------------------------------------------------------
                                                                          1995         1994         1993         1992        1991
                                                                      ----------  -----------   -----------   ---------    ---------
Gold Shares (1969; long-term growth; gold) ........................   $  211,171   $  263,827   $  299,808   $  187,937   $  343,148

All-American Equity Fund  (1981; capital
  appreciation; broadly diversified domestic
  common stock) ...................................................       11,931       10,227       12,331       11,825       10,306

Treasury Securities Cash Fund (1982; current
   income; U.S. Treasury securities) ..............................      190,373      164,708      142,888      150,192      155,849

Global Resources Fund  (1983; long-term
  growth; natural resources) ......................................       21,452       21,620       23,939       25,384       28,157

World Gold Fund  (1985; long-term
  growth; natural resources) ......................................      181,473      202,819      109,805       57,942       65,423

Growth Fund2 1983;  long-term growth;
  common stocks ...................................................          -0-        3,553        3,927        4,562        4,720

Income Fund (1983;  preservation of capital
  and current income;  common stocks) .............................       10,230       11,865       11,009        7,845        7,456

Tax Free Fund (1984;  current tax-exempt income;
   municipal debt securities) .....................................       18,613       18,657       17,192        7,790        7,236

European Income Fund2 (1985; high current income
  and capital growth; common stock and debt
  securities) .....................................................          -0-        2,431        1,754        1,782        1,326

Government Securities Savings Fund (1986; current
  income, U.S. Treasury and Government agency
  securities) .....................................................      529,372      610,229      445,418      117,092       22,291

Real Estate Fund (1987;  long-term capital
  appreciation; real estate securities) ...........................        9,169       14,597       19,780       21,514        6,678

Near-Term Tax Free (1991;  current tax-exempt
  income; municipal debt securities) ..............................        7,128        9,190        1,775        1,309          592

Intermediate Treasury Fund (1992;  high current
  income and preservation of capital) .............................        4,580        4,340        4,581        1,078           --

Special-Term Government Fund  (1993; high level
  of current income, consistent with low volatility) 6,506 ........       17,426       10,072                        --           --

China Region Opportunity Fund (1994; capital
  appreciation through  investments in
  "China Region") .................................................       19,022        7,655            --          --          --
                                                                      ----------  -----------   -----------   ---------    ---------
Total USF Net Assets Under Management .............................   $1,221,020  $ 1,363,144   $ 1,104,279   $ 596,252    $ 653,182
                                                                      ==========  ===========   ===========   =========    =========

     1 Each fund name except for China Region Opportunity Fund is preceded by "U.S." or "United Services;" such designation has been omitted throughout this Form 10-K.

    2  Liquidated in December, 1994, Assets are as of December 1994.


NAME OF                              NET ASSETS (IN THOUSANDS) OF ACCOLADE FUNDS
FUND                                                  JUNE 30,
                                     -------------------------------------------
                                                        1995
                                                        ----

Bonnel Growth Fund (10/94;long-
 term growth of capital)                             $ 13,842

NAME OF                                      NET ASSETS (IN THOUSANDS) OF
FUND                                     PAUZE'/SWANSON UNITED SERVICES FUNDS
                                                      JUNE 30,
                                         ------------------------------------
                                            1995                       1994
                                            ----                       ----
Pauze' U.S. Government Total             $ 31,994                    $ 13,661
Return Bond Fund (1/94; achieve
a rate of total return above
the rate of other funds with
similar investment objectives
by investing exclusively in
securities backed by the full
faith and credit of
the United States Government)

ADVISORY FEES AND EXPENSE REIMBURSEMENTS

UNITED SERVICES FUNDS

     Under the Advisory Agreement, the Company receives from each of the mutual funds a separate advisory fee based upon the average net assets of such fund as set forth below. The advisory fee for each mutual fund is computed and accrued daily based on the net assets represented by the particular fund on that day. The fees are paid monthly. Further, the Company has agreed to waive its fee revenues and/or pay expenses for certain USF funds for purposes of enhancing the funds' competitive market position as set forth below.

     The fee for managing each of the Gold Shares Fund, the Income Fund and the Real Estate Fund is equal on an annual basis to 0.75% of the first $250,000,000 of average net assets of each such fund and 0.50% of the average net assets of each such fund in excess of $250,000,000.

     The fee for managing the World Gold Fund and the Global Resources Fund is equal on an annual basis to 1% of the first $250,000,000 of average net assets and 0.50% of average net assets in excess of $250,000,000.

     The annual fee for managing the Treasury Securities Cash Fund is 0.50% of the first $250,000,000 of the fund's average net assets and 0.375% of average net assets in excess of that amount.

     The annual fee for managing the Government Securities Savings Fund is 0.50% of the first $250,000,000 of the fund's average net assets and 0.375% of average net assets in excess of that amount. The Company has guaranteed that total fund operating expenses (as a percentage of net assets) will not exceed 0.40% of total net assets through June 30, 1997 and until such later date as the Company determines. The Company absorbed certain expenses so that the fund's total operating expenses for the year ended June 30, 1995 were, after subsidization, 0.23%. During the fiscal year the Fund generated cash flow to the Company.

     The fee for managing the Tax Free Fund is equal on an annual basis to 0.75% of the first $250,000,000 of average net assets and 0.50% of the average net assets in excess of $250,000,000. The Company has guaranteed that total fund operating expenses (as a percentage of net assets) will not exceed 0.40% on an annualized basis through June 30, 1996 and until such later date as the Company determines.

     The fees for managing the Near-Term Tax Free Fund and the Intermediate Treasury Fund are based on an annual fee equal to 0.50% of the Funds' average net assets. The Company has guaranteed that total fund operating expenses (as a percentage of net assets) will not exceed 0.70% and 0.40%, respectively, through June 30, 1996 and until such later date as the Company determines.

     The fee for managing the Special-Term Government Fund is based on an annual fee of 0.30% of the Fund's average net assets. The Company has guaranteed that total fund operating expenses (as a percentage of average net assets) will not exceed 0.40% on an annualized basis through June 30, 1996 and until such later date as the Company determines.

     The fee for managing the European Income Fund was equal on an annual basis to 1.00% of the first $250,000,000 of average net assets and 0.75% of the average net assets in excess of $250,000,000. The fee for managing the Growth Fund was equal on an annual basis to 0.75% of the first $250,000,000 of average net assets of the fund and 0.50% of the average net assets of the fund in excess of $250,000,000. These Funds were liquidated on December 31, 1994, following the recommendation of the USF Board of Trustees and the affirmative vote of shareholders.

     The fee for managing the All American Equity Fund is equal on an annual basis to 0.75% of the first $250,000,000 of average net assets and 0.50% of average net assets in excess of $250,000,000. The Company has guaranteed that total fund operating expenses (as a percentage of net assets) will not exceed 0.70% on an annualized basis through June 30, 1996 and until such later date as the Advisor determines.

     The fee for managing the China Region Opportunity Fund is equal on an annual basis to 1.25% of the Fund's average net assets. The Company has guaranteed that total fund operating expenses (as a percentage of net assets) will not exceed 2.25% on an annualized basis through June 30, 1996 and until such later date as the Advisor determines.

     The Company, USF and Batterymarch Financial Management, Inc. ("BFM") entered into a sub-advisory agreement with respect to the China Region Opportunity Fund effective January 20, 1995. As compensation for sub- advising the fund, BFM receives a monthly fee based upon the monthly average net assets of the fund. On an annual basis, the fee will be 1.00%, with no minimum fee. The Company is responsible for BFM's fee.

     Administrative expenses incurred by each of the United Services Funds, exclusive of interest, brokerage fees and commissions, taxes, extraordinary items and certain other excludable expenses for which a waiver has been obtained, which exceed the lowest expense limitation imposed in any state in which USF is registered, are reimbursed by the Company up to the amount of the advisory fee.

     For the three fiscal periods ended June 30, 1993, 1994 and 1995, the Funds paid the Company the following advisory fees (net of expenses paid by the Company or voluntary fee reductions or waivers):

                                               1995         1994        1993
                                            ----------  -----------  -----------
  Gold Shares Fund ......................   $1,969,645   $2,011,687   $1,290,528
  Global Resources Fund .................      218,438      240,729      237,977
  World Gold Fund .......................    1,900,764    1,753,641      661,882
  U.S. Treasury Securities Cash Fund ....      894,643      760,423      492,909
  All American Equity Fund ..............       79,885       86,748       92,374
  Growth Fund ...........................        5,010       14,978       30,314
  Income Fund ...........................       80,223       99,688       65,758
  Tax Free Fund .........................          -0-          -0-       73,538
  European Income Fund ..................          -0-          -0-          -0-
  Government Securities Savings Fund ....          -0-          -0-          -0-
  Real Estate Fund ......................       85,225      140,661      168,181
  Near-Term Tax Free Fund ...............          -0-          -0-          -0-
  Intermediate Treasury Fund ............          -0-          -0-       14,722
  Special-Term Government Fund ..........          -0-          -0-          -0-
  China Region Opportunity Fund .........      235,328       18,303           0-
                                            ----------  -----------  -----------
Total Fees ..............................   $5,469,161  $ 5,126,858  $ 3,128,183
                                            ==========  ===========  ===========

     The aggregate amount of management fees waived or expenses borne (inclusive of amounts reimbursed pursuant to state expense reimbursement requirements) by the Company for the fiscal year ended June 30, 1995 were as follows:



                                                              TOTAL OF
                                            MANAGEMENT     FEES WAIVED AND
         FUND                               FEES WAIVED    EXPENSES BORNE
                                            ----------       ----------
European Income Fund ....................   $   11,799       $   39,525
Government Securities Savings Fund ......   $2,442,620       $2,599,512
Growth Fund .............................   $    7,998       $    7,998
Intermediate Treasury Fund ..............   $   21,969       $   93,923
Near-Term Tax Free Fund .................   $   42,816       $  128,156
Special-Term Government Fund ............   $   27,218       $  136,224
Tax Free Fund ...........................   $  134,701       $  240,252
All American Equity Fund ................   $      -0-       $  161,322
China Region Opportunity Fund ...........   $      -0-       $  161,239
                                            ----------       ----------
Total ...................................   $2,689,121       $3,568,151
                                            ==========       ==========

ACCOLADE FUNDS

     Under the advisory agreement, the Company receives from the Bonnel Growth Fund a management fee of 1% of the fund's average net assets. The advisory fee for the mutual fund is computed and accrued daily based upon the net assets represented of the fund on that day. The fees are paid monthly. For the period ended June 30, 1995, the Bonnel Growth Fund paid the Company $39,320 in management fees.

     The Company, Accolade and Bonnel, Inc. ("BI") entered into a sub-advisory agreement with respect to the Bonnel Growth Fund effective September 21, 1994. BI is located at 1106 Ivy Court, Reno, Nevada. It manages the composition of the portfolio and furnishes the Fund advice and recommendations with respect to its investments and its investment program strategy, subject to the general supervision and control of the Registrant and the Trust's Board of Trustees. Mr. Arthur Bonnel, who owns 100% of BI, serves as the Fund's portfolio manager. While the Sub-Advisor has not previously served as investment advisor or sub-advisor to any registered investment company, Mr. Bonnel served as a portfolio manager of a successful mutual fund for over a period of five years. As compensation for sub-advising the Bonnel Growth Fund, BI receives a minimum fee of $150,000 per year. The Fund is not responsible for the Sub- Advisor's fee.

UNITED SERVICES INSURANCE FUNDS

     The Company, USIF and Schabacker Investment Management, Inc. have entered into a sub-advisory agreement with respect to the Schabaker Select Fund effective December 18, 1994. The Company will receive a fee of 1.25% on an annualized basis as compensation for providing investment advise to USIF. Of this amount Schabaker Investment Management, Inc. will receive a fee of 0.625% on an annualized basis, with no minimum fee, as compensation for sub- advising the fund.

ADMINISTRATIVE AGREEMENT

PAUZE'/SWANSON UNITED SERVICES FUNDS

     The Administrative Agreement between the Company and Pauze'/Swanson United Services Funds was renewed in April 1995. The fees for providing administrative services to the Pauze' U.S. Government Total Return Bond Fund are a fixed monthly fee, with compensation for coordinating with state regulatory authorities based on a monthly fee for each state in which the fund is registered, and a percentage of average net assets in excess of $50 million.

MARKETING

     Since taking control of the Company in October of 1989, Management has endeavored to enhance its reputation by shifting the Company's focus away from its historical gold identity to that of a provider of balanced financial products and services and to build the Company's reputation and establish its credibility as a provider of the basic building blocks of investing. For example, the Company has been able to position its U.S. Government Securities Savings Fund as the number one performing government only money market fund for more than 40 months through early 1994 and the Fund continues to be in or near the top ten of such funds according to IBC/Donoghue. IBC/Donoghue is a nationally recognized service which establishes its own categories for money market funds and which publishes said funds' effective yield and/or total return, ranked in order of the yield.

     The Company markets the funds' shares utilizing various techniques: (1) public relations; (2) direct response marketing; (3) attendance at various investment conferences; (4) voluntarily waiving or reducing fees and agreeing to bear fund expenses beyond a stated threshold so that the fund offers a competitive return; and (5) third-party service providers such as Schwab, Fidelity and Jack White.

TRANSFER AGENT AND OTHER SERVICES

     The Registrant's wholly-owned subsidiary, United Shareholder Services, Inc. ("USSI"), is a transfer agent registered under the Securities Exchange Act of 1934, and provides transfer agency, bookkeeping, accounting, lockbox and printing services for USF, PSUSF, Accolade and USIF. The transfer agency utilizes a coordinated internal system connecting the Company's fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.

     The transfer agency's duties to the funds encompass: (1) acting as servicing agent in connection with dividend and distribution functions; (2) performing shareholder account and administrative agent functions in connection with issuance, transfer and redemption or repurchase of shares; (3) maintaining such records as are necessary to document transactions in the funds' shares; (4) acting as servicing agent in connection with mailing of shareholder communications, including reports to shareholders, dividend and distribution notices, and proxy materials for shareholder meetings; and (5) investigating and answering all shareholder account inquiries.

     On October 14, 1994 the Board of Trustees of USF approved the transfer agency agreement with USSI through October 31, 1995. The transfer agency agreement with USF provides that USSI will receive, as compensation for services rendered as transfer agent, an annual fee of $20.00 per account, except for money market accounts with monthly zero balances. In connection with obtaining/providing administrative services to the beneficial owners of Trust shares through broker-dealers which provide such services and maintain an omnibus account with USSI, each fund pays a monthly fee equal to one-twelfth (1/12) of 12.5 basis points (.00125) of the value of the shares of the fund held in accounts at the broker-dealer, which payment shall not exceed $1.67 times the average daily number of accounts holding USF shares at the broker-dealers. USSI bills USF separately for all out-of-pocket disbursements incurred at the direction of USF. Further, the Trust assesses account and transaction fees to shareholders of certain sub-trusts in accordance with the Funds' prospectuses. Said fees are paid directly to USSI which, in turn, applies such amounts first to its annual fee and then, in the event aggregate fees and charges exceed its annual fee, to out-of-pocket disbursements incurred at the direction of USF. The remainder, if any, is retained by USSI.

     The transfer agency agreement with PSUSF provides for each Fund to pay USSI an annual fee of $25.00 per account (1/12 of $25 monthly) with a minimum monthly fee of $2,500.00. In connection with obtaining/providing administrative services to the beneficial owners of PSUSF shares through broker-dealers which provide such services and maintain an omnibus account with USSI, each fund pays a monthly fee equal to one-twelfth (1/12) of 12.5 basis points (.00125) of the value of the shares of the fund held in accounts at the broker-dealer, which payment shall not exceed $2.08 multiplied by the average daily number of accounts holding PSUSF shares at the broker-dealers.

     In September 1995 the Board of Trustees of Accolade Funds approved the transfer agency agreement with USSI through September 21 1996. The transfer agency agreement with Accolade Funds provides that USSI will receive, as compensation for services rendered as transfer agent, an annual fee of $20.00 per account. In connection with obtaining/providing administrative services to the beneficial owners of Trust shares through broker-dealers which provide such services and maintain an omnibus account with USSI, each fund pays a monthly fee equal to one-twelfth (1/12) of 12.5 basis points (.00125) of the value of the shares of the fund held in accounts at the broker-dealer, which payment shall not exceed $1.67 times the average daily number of accounts holding Trust shares at the broker-dealers. USSI bills the Trust separately for all out-of-pocket disbursements incurred at the direction of the Trust. Further, the Trust assesses account and transaction fees to shareholders of certain sub-trusts in accordance with the Funds' prospectuses. Said fees are paid directly to USSI which, in turn, applies such amounts first to its annual fee and then, in the event aggregate fees and charges exceed its annual fee, to out-of-pocket disbursements incurred at the direction of the Trust. The remainder, if any, is retained by USSI.

                                            NUMBER OF SHAREHOLDER ACCOUNTS

                                                                                            JUNE 30,
                                                             -----------------------------------------------------------------------
NAME OF FUND                                                   1995            1994            1993            1992            1991
                                                              -------         -------         -------         -------         ------
Gold Shares ........................................          47,888          50,590          55,883          57,301          63,151

All American Equity Fund ...........................           2,662           2,936           3,453           3,596           3,092

Treasury Securities Cash Fund ......................          13,161          12,465          12,920          15,705          17,322

Global Resources Fund ..............................           7,107           7,829           8,496           9,393          10,774

World Gold Fund ....................................          22,125          23,737          17,971          18,204          21,023

Growth Fund ........................................             -0-           1,403           1,476           1,697           1,743

Income Fund ........................................           1,612           1,938           1,971           1,754           1,905

Tax Free Fund ......................................           1,205           1,390           1,131             851             939

European Income Fund ...............................             -0-             644             723             891             788

Government Securities Savings Fund .................          21,837          20,304          14,573           5,633           2,194

Real Estate Fund ...................................           1,457           2,101           2,575           2,824           1,928

Near-Term Tax Free Fund ............................             377             431             104             128              72

Intermediate Treasury Fund .........................             351             414             428              46            --

Special-Term Government Fund .......................             596           1,071             328            --              --

China Region Opportunity Fund ......................           4,377           2,117            --              --              --
                                                             -------         -------         -------         -------         -------
Total USF Accounts .................................         124,755         129,370         122,032         118,023         124,931
                                                             =======         =======         =======         =======         =======

     As of August 31, 1995 total accounts for Pauze'/Swanson United Services Funds was 34.

     As of August 31, 1995 total accounts for Accolade Funds was 1,734.

     For the three fiscal years ended June 30, 1993, 1994 and 1995, USF paid USSI total transfer agency (including lockbox and printing) fees of $2,343,018, $2,681,398 and $2,770,094, respectively. For the period ended June 30, 1994, USSI waived such fees for PSUSF, and for the fiscal year ended June 30, 1995, PSUSF paid USSI total of $31,711. For the period ended June 30, 1995, Accolade paid USSI total fees of $10,671.

BOOKKEEPING AND ACCOUNTING

     USSI also maintains the books and records of each Trust and of each fund of each Trust, including calculations of the daily net asset value per share. The services are currently provided to USF for an asset based fee on a tiered level of average net assets -- subject to an annual minimum fee of at least $24,000. The services are currently provided to Accolade Funds and USIF for an asset based fee on a tiered level of average net assets -- subject to an annual minimum fee of $24,000. The agreements may be terminated by either party without penalty by giving 60 days written notice.

     USSI performs bookkeeping and accounting services, and determines the daily net asset value for each fund in PSUSF. Those services are provided at a fixed annual fee of $37,500, payable in 12 monthly installments. The agreement may be terminated by either party without penalty by giving 60 days written notice.

MAILING SERVICES

     A&B Mailers, Inc., a wholly-owned subsidiary of the Company, provides mail handling services to various persons. A&B Mailers' primary customers include the Company in connection with its efforts to promote the funds and USF in connection with required mailings. Each service is priced separately. For the three years ended June 30, 1993, 1994 and 1995, USF paid A&B Mailers $65,403, $73,583 and $77,773, respectively. A&B Mailers' total revenue was $333,922, $402,077 and $330,982, respectively, for the three years ended June 30, 1993, 1994 and 1995.

TRUST COMPANY SERVICES

     SECURITY TRUST AND FINANCIAL COMPANY ("ST&FC"), a wholly-owned state chartered trust company provides custodial and tax reporting services for IRA and other retirement plans funded with shares issued by the funds advised and administered by the Company. ST&FC also actively markets 401(k) and other retirement plans. The custodial fees are generally paid to ST&FC at year-end upon separate invoice to the customer, not the fund. At June 30, 1995 ST&FC was providing custodial services to 27,102 IRAs and other retirement accounts. Fee revenue attributable to such accounts for the fiscal year ended June 30, 1995 was $352,195.

     During the fiscal year ST&FC commenced providing custodial and administrative services to investor accounts managed by investment advisers not associated with the Registrant. These services are negotiated with the client-adviser and may be terminated upon notice. Fee revenue attributable to such accounts for the fiscal year ended June 30, 1995 was $122,296.

EMPLOYEES

     As of June 30, 1994, the Company and its subsidiaries employed 111 full-time employees and 11 part-time employees; and, as of June 30, 1995, it employed 100 full-time employees and 8 part-time employees. The Company considers its relationship with its employees to be excellent.

COMPETITION

     The mutual fund industry is highly competitive. As of June 30, 1995 there were over 6,000 registered open-end management investment companies of varying sizes and investment policies whose shares were being offered to the public. Generally, there are two types of mutual funds: "load" and "no-load." In addition there are both no-load and load funds which have "12b-1" plans authorizing the payment of distribution costs of the funds out of fund assets, such as PSUSF and Accolade Funds. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as USF's, however, may be purchased directly from the particular mutual fund organization and thus no sales commission is charged.

     In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities dealers and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and may offer accounts at competitive interest rates, which are insured by federally chartered corporations such as the Federal Deposit Insurance Corporation. Recent regulatory pronouncements related to the Glass-Steagall Act, the statute that has prohibited banks from engaging in various securities activities, are enabling banks to compete with the Company in a variety of areas.

     A number of mutual fund groups are significantly larger than the funds managed by the Company, offer a greater variety of investment objectives and have more experience and greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products and personnel to compete with these other mutual funds. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels and the types and quality of services offered to fund shareholders.

     Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on the Funds' investment performance, the quality of services provided to shareholders and the Company's efforts to effectively market the performance. In other words, good performance combined with a strong public relations program heightens investor awareness, stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of Funds' shares generate management fees (which are based on assets of the Funds) and transfer agent fees (which are based on the number of Fund accounts). Good performance also attracts private institutional accounts to the Company. Conversely, relatively poor performance results in decreased sales and increased redemptions of the Funds' shares and the loss of private accounts, with corresponding decreases in revenues to the Company.

SUPERVISION AND REGULATION

     The Company, USSI, and the investment companies it manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial and tax status. ST&FC operates under certain laws, including Texas banking laws, governing its organization, registration, operation, legal, financial and tax status. Among the penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration and certain additional administrative sanctions. A determination that the Company or its management had violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations or rulings promulgated by governmental entities having jurisdiction over the Company and the funds will not have a material adverse effect on the business of the Company.

     The Company is a registered investment adviser and is subject to regulation by the U.S. Securities and Exchange Commission ("SEC") pursuant to the Investment Advisers Act of 1940, the Investment Company Act of 1940 and the
Securities Exchange Act of 1934 (the "1934 Act"). The Company is required to keep and maintain certain reports and records which must be made available to the SEC upon request. Moreover, the funds managed by the Company are subject to regulation and periodic reporting under the Investment Company Act of 1940 and, with respect to their continuous public offering of shares, the registration provisions of the Securities Act of 1933. The Company's affiliate transfer agent operations are also subject to the provisions of the 1934 Act and the regulations promulgated thereunder.

     The Investment Company Act of 1940, which governs the activities of the Company and the funds managed by it, requires any investment advisory agreement to be approved by the vote of a majority of the voting shares of the applicable mutual fund and provides that it will continue thereafter from year to year with respect to each fund as long as it is approved at least annually both (i) by a vote of a majority of the outstanding voting securities of each fund or by the Board of Trustees of the Trust, and (ii) by a vote of a majority of the Independent Trustees cast in person at a meeting called for the purpose of voting on such approvals. The statute further provides that an investment advisory agreement may be terminated at any time, without penalty, by a fund's board of directors or a majority of its outstanding voting shares on not more than 60 days written notice to the investment adviser managing the fund and that the advisory agreement will automatically terminate in the event of its assignment.

RELATIONSHIPS WITH THE FUNDS

     The businesses of the Company are to a very significant degree dependent upon their associations and contractual relationships with the Trusts. In the event any of the management or investment company services agreements with USF were canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. The Company, USSI and ST&FC consider their relationships with the Trusts to be good and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that the Trusts will choose to continue its relationships with the Company, USSI, and ST&FC.

ITEM 2. PROPERTIES.

     The Company presently occupies approximately a 46,000 square foot office building with approximately 2.5 acres of land. The Company purchased this building from the Resolution Trust Corporation on February 28, 1992, for $1,018,165 (which included closing costs). To finance acquisition and improvements, the Company obtained a bank loan in the amount of $1,425,000 and refinanced the note during fiscal year 1994. (See Note E to the Consolidated Financial Statements in Item 8 of this Form 10-K.) The Company moved to its new headquarters during August 1992. The Company has made substantial improvements to the building. USAI, USSI, A&B Mailers, Inc., Marleau, Lemire (USA), Inc. and ST&FC occupy sections in the building.

ITEM 3. LEGAL PROCEEDINGS.

     There is no material legal proceeding to which the Company is involved. There are no material legal proceedings to which any director, officer or affiliate of the Company or any associate of any such director or officer is a party or has a material interest, adverse to the Company or any of its subsidiaries.

     In June 1994 Gerald Letch sued the Company in state district court located in San Antonio, Texas for breach of contract. Mr. Letch asked for an unspecified amount of damages based upon an alleged oral promise by a deceased Company officer to pay a finder's fee for introducing certain parties to the Company leading to the organization of PSUSF. During August 1994 Mr. Letch amended his complaint to include PSUSF and allegations of fraud and conspiracy between USAI and PSUSF. During June 1995 summary judgment was rendered in favor of PSUSF which did not exist at the time the alleged cause of action arose. To date legal fees and expenses to defend this action exceed in excess of $143,000, a significant portion of which was incurred during fiscal year 1995. The matter is currently docketed for hearing in October 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Registrant's security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. After the fiscal year end, Registrant solicited proxies for a proposal to increase the number of shares of Registrant's preferred stock. Shareholders voted to increase the shares of Preferred Stock authorized from 6,000,000 shares to 7,000,000 shares at a shareholder meeting held August 3, 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

     The Company may be considered to have two classes of common equity--Common Stock, par value $0.05 per share, and Preferred Stock, par value $0.05 per share. The Company's Common Stock is divided into two sub-classes -- Class A and Class B.

     There is no  established  public  trading  market for the Company's  Common
Stock.

     The holders of the Company's Class A Common Stock of record on March 12, 1985 (and their transferees by gift, devise or descent) have the right to exchange their shares of Common Stock for Preferred Stock on a share-for-share basis until April 30, 2000. At August 31, 1995 the holders of 99,003 shares of Class A Common Stock have the right to exchange.

     The Company's Preferred Stock is traded over-the-counter; is quoted daily under the NASDAQ Small-Cap Issues and is listed as "USvAd pf" in the Wall Street Journal. Trades are reported by NASDAQ under the symbol "USVSP."

     The following table sets forth the range of high and low closing bid quotations from the NASDAQ System for the fiscal years ended June 30, 1994 and 1995, as reported by the National Quotation Bureau, Inc., NASDAQ reports and financial publications. The quotations represent prices between dealers and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                        BID PRICE ($)
                                              1995                    1994
                                       -----------------       -----------------
                                       HIGH         LOW        HIGH         LOW
                                       -----------------------------------------
First Quarter (9/30) ...........           5       3 3/4       5 3/4       3 7/8
Second Quarter (12/31) .........       4 1/2       2 1/2       5 5/8       3 7/8
Third Quarter (3/31) ...........       3 5/8       2 3/4       5 7/8       5 1/8
Fourth Quarter (6/30) ..........       3 3/8       2 1/2       5 3/8           4


HOLDERS

     On August 31, 1995 there were 79 holders of record of Class A Common Stock, 1 holder of record of Class B Common Stock and 278 holders of record of the Preferred Stock.

     A substantial number of the Preferred shares are held of record by nominees and Management believes that as of August 31, 1995 there were more than 1,000 beneficial owners of the Company's Preferred Stock.

DIVIDENDS

     The Company has not paid cash dividends on its Common Stock during the last eleven fiscal years, and has never paid cash dividends on its Preferred Stock. Payment of cash dividends is within the discretion of the Company's Board of Directors and is dependent upon earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

     Holders of the outstanding shares of the Company's Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, a non-cumulative cash dividend equal in the aggregate to 5% of the Company's after-tax net earnings for its prior fiscal year. After such dividend has been paid, the holders of the outstanding shares of Common Stock are entitled to receive, when and as declared by the Company's Board of Directors, cash dividends per share equal to the cash dividends per share paid to the holders of the Preferred Stock. Thereafter, if the Board of Directors determines to pay additional cash dividends, such dividends will be paid simultaneously on a prorata basis to holders of both the Preferred Stock and the Common Stock. The holders of the Preferred Stock are protected in certain instances against dilution of the dividend amount payable to such holders.

ITEM 6.    SELECTED FINANCIAL DATA.

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Items 8 and 7, respectively, of this Form 10-K. The selected financial data as of June 30, 1991 through June 30, 1995 and the years then ended is derived from the Company's Consolidated Financial Statements, which were examined by Price Waterhouse LLP, independent certified public accountants. Year Ended June 30,



                                             1995              1994              1993             1992             1991
SELECTED EARNINGS DATA:
                                        -------------        -------------      -------------      -------------       -------------
Revenues .........................      $  15,770,738        $  10,879,156      $   7,393,502      $   6,979,845       $   6,797,531
Expenses .........................         21,666,598           10,108,181          7,302,036          7,406,179           6,485,211
                                        -------------        -------------      -------------      -------------       -------------
Earnings (loss) before
income taxes, extra- .............         (5,895,860)             770,975             91,466           (426,334)            312,320
ordinary item and                       -------------        -------------      -------------      -------------       -------------
cumulative effect

Income taxes and
extraordinary item ...............          2,005,142              178,665               --                 --                 2,200
                                        -------------        -------------      -------------      -------------       -------------
Cumulative effect of
change in accounting .............             43,284              200,420               --                 --                  --
                                        -------------        -------------      -------------      -------------       -------------
Net earnings (loss) ..............         (3,847,434)           1,150,060             91,466           (426,334)            310,120

Earnings (loss) per share ........               (.64)                 .19                .02               (.10)                .07

Working capital ..................      $(106,863,206)*      $   3,391,974      $   2,952,737      $   2,119,233       $   2,657,504

 Total assets ....................        128,073,122            9,143,448          7,224,495          4,918,085           4,649,587
 Long-term obligations ...........         6,016, 617            1,619,989          1,718,518          1,181,245             362,556
 Shareholders' equity ............          8,661,223            6,730,003          5,055,567          3,288,200           3,788,947

 *     Working capital includes amounts due to broker-dealers under reverse repurchase agreements related to the
 Company's purchase of certain U.S. Government securities but does not include the securities collateralizing the obligations.  (See "Government Securities" discussed in Item 7 of this Form 10-K and/or Note F to the Consolidated
 Financial Statements, Item 8 of this Form 10-K.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     Fiscal 1995 was a year of tremendous challenges which required a significant commitment of Management's time and Company resources in order to overcome the effects of rising interest rates and regulatory pronouncements, the consequences of which had a direct bearing on our largest fund, the U.S. Government Securities Savings Funds ("USG"). As part of USAI's response to rising interest rates, and regulatory pronouncements issued to money market funds in general, during fiscal 1995 USAI arranged for the purchase and/or purchased directly approximately $130.5 million par value adjustable rate U.S. Government agency notes ("Notes") from USG. The Notes acquired by USAI were issued by the Federal Home Loan Bank, Federal Farm Credit Bank and the Student Loan Marketing Association and have the highest credit rating, Aaa by Moody's, will mature at their par value, and have a remaining average weighted maturity of less than two years. These Notes were confused with high risk securities like options, futures, structured notes, exotic floaters, or CMO's, which contain a multiplicity of complex and undeterminable risks, including extension, prepayment, and coupon cap risks. USAI acquired the Notes from its top performing money market fund in order to calm any derivative-induced fears and to maintain the confidence of our shareholders by assuring a stable one dollar per share net asset value.

     As a result of intense effort, the Company was able to meet the challenges presented during fiscal 1995 while continueing to expand products and services by offering the Bonnel Growth Fund and by providing additional services through its trust company subsidiary. During the year shareholders' equity, including book value per share, increased due to the sale of Company shares; and, the Company's core business has continued to generate the revenue necessary to meet ongoing expenses and the obligations associated with the challenges presented during the year. Management believes the Company's financial condition is stable and the Company is in a position to take advantage of opportunities presenting themselves for future growth. The discussion below provides detail concerning the results of operations for recent years and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

FISCAL YEAR 1994 VS. FISCAL YEAR 1993

     The Company posted net earnings of $1,150,060 ($0.19 per share) for the fiscal year ended June 30, 1994, as compared to $91,466 ($0.02 per share) for the fiscal year ended June 30, 1993.

ASSETS UNDER MANAGEMENT

     The Company's investment advisory fee revenue is based upon a percentage of average net assets under management. Therefore, fluctuations in financial markets impact revenues and results of operations.

     Assets under management for USF for the fiscal year ended June 30, 1994 averaged $1.28 billion versus $782.4 million for the previous fiscal year. This 64% increase in average net assets was primarily the result of a $216 million growth in gold related average net assets under management and a $224 million increase in average net assets in the U.S. Government Securities Savings Fund.

     As of September 20, 1994, total assets under management were approximately $1.46 billion with non-gold assets comprising nearly 60% of this total versus 65% at June 30, 1993.

FUND SHAREHOLDER ACCOUNTS

     Corresponding to the increase in total assets under management during fiscal 1994, investors opened in excess of 23,000 new accounts. This compares to approximately 18,000 new accounts opened during fiscal 1993. Further, the number of account closures decreased by 9% comparing fiscal 1994 to fiscal 1993.

REVENUES

     Total  consolidated  revenues  for the  fiscal  year  ended  June 30,  1994 increased approximately 47% over the previous fiscal year. This resulted primarily from a 64% increase in investment advisory fee revenue. The Company also recorded an increase in investment income primarily from gains on the sales of investments. Additionally, exchange fee revenue increased 70% due to increased shareholder exchange activity between mutual fund accounts. Fees associated with operation of the Transfer Agent increased approximately $266,000 due to an increase in the average number of fee based accounts outstanding during the 1994 fiscal year. Miscellaneous transfer agency fees increased due to performing lock-box and printing functions for United Services Funds.

EXPENSES

     General and administrative expenses increased approximately 42% during fiscal 1994. This increase resulted principally from increases in aggregate compensation, marketing, distribution, and fund expenses borne.

     Greater compensation and related costs are attributable to a 15% increase in the number of full time equivalent employees. Rather than provide for annual cost of living increases, the Company has tied increases in remuneration to employee performance (bonus plans) for purposes of further enhancing quality and productivity. The overall performance of certain mutual funds managed by the Company has provided the Company with the opportunity to expose these funds to more investors. Increased marketing efforts coupled with mutual fund performance is contributing to the growth in assets under management (see Assets Under Management above).

FISCAL YEAR 1995 VS. FISCAL YEAR 1994

     The Company posted a net loss of $3,847,434 ($0.64 per share) for the fiscal year ended June 30, 1995, as compared to net earnings of $1,150,060 ($0.19 per share) for the fiscal year ended June 30, 1994.

ASSETS UNDER MANAGEMENT

     The Company's investment advisory fee revenue is based upon a percentage of average net assets under management. Therefore, fluctuations in financial markets impact revenues and results of operations.

     Assets under management for USF for the fiscal year ended June 30, 1995 averaged $1.32 billion versus $1.28 billion for the previous fiscal year. Additionally, assets under management for the Accolade Funds ("Accolade"), which commenced operations in October 1994, averaged $5.6 million for the fiscal year ended June 30, 1995.

     As of September 22, 1995, total assets under management for USF were over $1.30 billion with non-gold assets comprising 65% of this total, which was the same percentage at June 30, 1994.

REVENUES

     Total  consolidated  revenues  for the  fiscal  year  ended  June 30,  1995 increased approximately 45% over the previous fiscal year. This resulted primarily from interest income and accretion on the U.S. Government Agency Notes ("Notes") which were purchased during the fiscal year. See further discussion regarding the purchase of the Notes following in the "Liquidity and Capital Resources" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10K.

     Excluding the income from the Notes, revenue for the period ended June 30, 1995 decreased approximately 4% over the previous fiscal year. This decrease resulted primarily from an 80% decrease in investment income, which was due to:
1) the Company recognizing more realized gains on the sales of investments during the prior year; and 2) the Company implementing SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as of July 1, 1994 which required the Company to recognize unrealized gains and losses on investments defined as trading securities in the Company's income statement. Approximately $150,000 of unrealized losses on trading securities are included in earnings as of June 30, 1995.

     However, the Company had increases in advisory fee revenue of approximately $382,000 due to increased assets under management. Additionally, fees associated with the operation of the Transfer Agent increased approximately $177,000 due to performing increased lock-box and printing functions for USF as well as providing transfer agency services to PSUSF and the Accolade Funds.

EXPENSES

     Exclusive of the expenses attributable to the purchase and financing of the Notes as described above, expenses of the Company increased less than 1% over the previous fiscal year.

     Total consolidated expenses for the fiscal year ended June 30, 1995 approximately doubled from the previous fiscal year. This increase was the direct result of: 1) a non-recurring non-cash charge of $5,375,269 relating to the purchase of the Notes; 2) interest expense of $5,650,020 on securities sold to broker-dealers under agreements to repurchase the Notes; and 3) interest expense of $433,136 on the convertible subordinated debenture. See further discussion of the purchase of the Notes and the Notes' financing with broker-dealers and with the convertible subordinated debenture following in the "Liquidity and Capital Resources" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10K.

LIQUIDITY AND CAPITAL RESOURCES

DECEMBER 1994 MARLEAU, LEMIRE TRANSACTION

     Marleau, Lemire Inc. ("ML"), a public company whose shares are traded on the Toronto Stock Exchange and the Montreal Exchange (Symbol "MRM"), is an investment dealer in the small and mid-cap Canadian market, with offices in Montreal, Toronto, Vancouver and Victoria. Through collaborative agreements ML also has offices in Switzerland and Hong Kong.

     At the end of September 1994, the Company and ML entered into a letter of intent pursuant to which ML would purchase a significant ownership interest in the Company. On December 7, 1994, the Company and ML entered into an agreement whereby the Company issued to ML one million shares of a new class of convertible non-voting common stock (Class B) at $5.00 per share and a warrant to purchase an additional one million shares of capital stock at $6.00 per share in consideration of an investment of $5 million. The warrant allows ML, at its option, to purchase either one million shares of Class A Common Stock or one million shares of Preferred Stock at a price of $6.00 per share during the six month period between October 1, 1997 and March 31, 1998. In addition, an existing $6 million subordinated debenture note of the Company held by ML was amended so as to be convertible at the option of ML into Preferred Stock at a price of $7.00 per share. The aggregate number of shares of Preferred Stock ML could purchase under the warrant, by conversion with the promissory note and by conversion of its Class B Common Stock is 2,857,142 shares.

     Preferred shareholder approval for an increase in the number of authorized shares of Preferred Stock is required so that the Company may have sufficient shares of Preferred Stock in the event ML decides to convert its Class B shares to shares of Preferred Stock. On August 3, 1995, shareholders approved a one million share increase in the number of authorized shares of Preferred Stock.

     ML may not convert its Class B shares to Class A shares until after mutual fund shareholders approve continuation of the investment advisory agreements with the Company in light of ML having voting control. Management anticipates seeking mutual fund shareholder approval sometime in 1996.

     The ML transaction includes a possible change-in-control for the Company. As part of the transaction, Mr. Frank E. Holmes, Chairman and CEO of the Company, exchanged 72,720 shares of the Company's Class A Common Stock for 164,347 shares of ML common stock. In addition, subject to certain conditions, including obtaining mutual fund shareholder approvals in the future, the terms of the agreement require Mr. Holmes to exchange an additional 177,280 Class A common shares for 400,653 shares of ML, and ML to convert its Class B shares to Class A shares, whereupon ML would own more than 50% of the issued and outstanding voting shares of the Company, and Mr. Holmes would then own approximately 3% of the total outstanding common shares of ML.

     A conversion feature allows ML to convert its Class B shares to Preferred Stock, which conversion would allow ML to sell said shares in a public offering in the event mutual fund shareholder approval is not obtained. Mutual fund shareholder approval is not required for conversion of Class B shares to Preferred Stock. Alternatively, in the event Company shareholders do not authorize additional Preferred Stock and/or USF shareholders do not approve continuation of the Advisory Agreement with ML owning control of the Company, ML may opt, during prescribed periods in 1996 and 1997, to convert its investment into a US $5 million debenture payable by USAI over a two-year period from the date of ML's conversion. The interest rate on the debenture would be equal to an annual rate of 1% plus the annual rate of interest established by Bankers Trust of New York for U.S. dollar commercial demand loans to its U.S. customers.

     The agreements also provided for certain other corporate action relating to composition of the Board of Directors and continued employment of Frank E. Holmes. (See Item 13 of this Form 10-K for further detail.)

     Shareholder value was enhanced by the ML transaction. The market price for the Company's Preferred Stock on December 7, 1994 was $3.25 per share. The Company's book value per share prior to the transaction was $0.99; and, the Company's book value per share after the transaction was $1.60. Of course, with more shares outstanding, Company earnings per share will be diluted; however, management believes that such transactions will strategically position the Company to take advantage of opportunities in an effort to build earnings and shareholder value.

     The foregoing transactions have strengthened the Company's balance sheet by increasing its cash position and the book value per share. The relationship allows the Company to grow its financial services business in the U.S., Canada and offshore, and to enter new areas of business which are related to the Company's current business.

INVESTMENT IN JOINT VENTURE

     During the fiscal year ended June 30, 1994, USAI and ML entered into discussions with respect to potential joint enterprises. Such discussions culminated in USAI and ML entering into a joint venture agreement on July 20, 1994 whereby USAI and ML are undertaking to offer mutual funds in Canada, primarily through ML's broker network located in Toronto, Montreal, Vancouver, and Victoria. As part of the agreement to enter into a joint venture, USAI issued 120,000 shares of its preferred stock to ML. The estimated value of the stock upon issuance was $510,000, which the Company recorded as its investment in the joint venture during the first quarter of fiscal 1995. In conjunction with this joint venture, United Services Advisors Wealth Management Inc. ("USAWMI") was incorporated during the third quarter of fiscal 1995 with a 50% ownership to each USAI and ML. Also, USAI has agreed to incur the initial organization and development costs, including formation and registration of the Canadian mutual funds up to a maximum of $250,000 (Canadian) for which an additional $8,073 USD was spent during fiscal 1995 and with approximately $38,000 USD spent subsequent to June 30, 1995. Management anticipates that USAWMI, through its wholly-owned subsidiary United Services Advisors Fund Management Inc. which was formed in September 1995 to provide investment services to Canadian investors, will become the advisor to the ML Small Cap Fund and will also offer other Canadian funds and investment products and services during fiscal 1996. Upon commencement of USAWMI operations, USAI's investment in USAWMI will be accounted for under the equity method.

GOVERNMENT SECURITIES

     USG from its inception has invested in, among other types of Government securities, certain Government agency notes whose interest rates reset monthly based on a cost-of-funds index ("Notes"). This reset feature lags changes in short- term interest rates. During fiscal 1995, due to such interest rates rising and regulatory directives issued to money market funds in general, the market value of the Notes deteriorated. To reduce USG's exposure to said Notes and in order to maintain the confidence of our shareholders by assuring a stable one dollar per share net asset value, USAI decided, in the first quarter of fiscal 1995, to arrange for USG to sell $40 million par amount of Notes at USG's amortized cost of approximately $39,777,000 plus accrued interest to ML.
Thereafter, USAI decided to purchase directly from the fund $90,525,000 par amount of Notes ($53,275,000 during the first quarter of fiscal 1995 and $37,250,000 during the third quarter of fiscal 1995) at USG's amortized cost of approximately $90,337,000 plus accrued interest. Additionally, in connection with such decision, USAI purchased the Notes from ML for approximately $39,777,000 plus accrued interest during the first quarter of fiscal 1995. The $13,000,000 par value Note which was to mature in September 1995 was sold in June 1995 for a realized loss of $32,073. This note was sold in order to reduce USAI's future cost of financing by approximately $50,000 and was sold near enough the date of maturity that changes in market interest rates did not have a significant effect on the security's fair value. The remaining Notes acquired by USAI mature at their aggregate $117,525,000 par amount as follows:


                   MATURITY                           PAR VALUE
           -----------------------                  ------------
           October 1996-March 1997                  $ 63,725,000
           July 1997                                $ 16,550,000
           September 1997                           $ 37,250,000


     USAI recorded the Notes at their fair value. As the Notes had an aggregate fair value of approximately $124,739,000 on the dates USAI acquired the securities, the Company recorded pre-tax non-cash charges to the results of operations of approximately $2,574,000 during the first quarter and $2,800,000 during the third quarter of fiscal 1995. It is USAI's intent, and management believes the Company has the ability, to hold these Notes to maturity as defined by SFAS 115; and therefore, the Company anticipates ultimately realizing the Notes' approximate par value. Therefore in accordance with SFAS 115, the Company has classified the Notes as held-to-maturity securities. As a result, and in addition to periodic receipts of interest income, USAI recognized $1,499,521 in non-cash income during fiscal 1995 and anticipates recognizing non-cash income in the future by accreting the discount to par value approximately as follows:


        FISCAL YEAR
        ENDING JUNE 30                                AMOUNT
        --------------                              -----------
           1996                                     $ 2,133,000
           1997                                     $ 1,867,000
           1998                                     $   265,000
                                                    -----------
                                                    $ 4,265,000
                                                    ===========


     USAI financed the acquisition of the Notes, including purchased accrued interest, as follows: 1) approximately $120.9 million was provided by third party broker-dealers under reverse repurchase agreements; 2) USAI issued a $6.0 million 8% subordinated debenture to ML, the terms of which require principal payments as the Notes mature and interest payments quarterly (see further discussion under CONVERTIBLE SUBORDINATED DEBENTURE); and 3) USAI utilized approximately $3,563,000 of its own cash. Although it is USAI's intent, and Management believes that the Company has the ability to own the Notes until maturity, under the terms of the subordinated debenture with ML, ML has retained the right to acquire the Notes collateralizing the reverse repurchase agreements with broker-dealers and the Company's obligation under the debenture payable to ML.

     During calendar 1994 the Federal Reserve Board raised interest rates to address perceived inflationary pressures and could raise rates for such reason in the future. Notwithstanding the fact that the coupon on the Notes resets every 30 days, the Notes have been and may in the future be priced to actual maturity as opposed to the reset date due to the lagging index used to determine the coupon rate. As a consequence, as interest rates increase the market value of the Notes may decrease, which could result in the broker-dealers under the reverse repurchase agreements to request additional collateral. In addition, the spread between interest due to the broker-dealers and the interest earning on the Notes with a lagging index may increase, increasing the Company's interest expense. To reduce this risk the Company purchases Eurodollar puts.

     During fiscal 1995, USAI purchased put options on Eurodollar futures which expired resulting in a $231,625 loss. The options were purchased in an effort to reduce USAI's exposure to temporary declines in the value of the Notes and reduce USAI's exposure to increased interest costs of the reverse repurchase agreements in the event of a significant increase in interest rates.

CONVERTIBLE SUBORDINATED DEBENTURE

     In conjunction with the purchase of the Notes described above, USAI issued a $6 million 8% subordinated debenture to ML, the terms of which require principal payments as the Notes mature and quarterly interest payments. The debenture was amended in December 1994 to allow ML to convert the principal balance into USAI Preferred Stock at $7.00 per share. In June 1995, USAI reduced the principal balance of the debenture by prepaying $1 million to ML and making a payment of $465,788 to ML upon the sale of a $13 million par value Note. Future principal payments to be made over the next two years based upon the amount outstanding at June 30, 1995 are $3,575,014 in fiscal 1997 and $959,198 in fiscal 1998 which are to be paid as the Notes mature.

INVESTMENT ACTIVITIES

     Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. At fiscal year end the Company held approximately $2.977 million in investment securities other than the Notes and money market mutual fund shares. The value of these investments is approximately 34% of stockholders' equity at year-end. Company investments in marketable securities classified as trading securities totaled approximately $1,510,000 (market value). Cost exceeded market value on these securities by approximately $150,000. In addition, there was approximately $1,467,000 in investments in securities classified as available for sale. These securities are primarily private placements that Management expects will become free-trading within one year. Fair value exceeded cost by approximately $356,000 before tax. During fiscal year 1995 net realized gains from the sale of investments aggregated approximately $512,000 which excludes the sale of the
Note  in  June  and  sales  or  expirations  of  Eurodollar  puts,  compared  to approximately $1,383,000 for fiscal 1994 and $475,000 for fiscal 1993. Management believes that such activities are in the best interest of the Company. The activities are scrutinized by Company compliance personnel and reported to investment advisory clients.

DEFERRED TAX ASSET

     SFAS No. 109 "Accounting for Income Taxes" requires tax benefits of net operating losses, book/tax timing differences, and various tax credits be recorded as a deferred tax asset. Upon adoption of SFAS No. 109 in July 1993, the Company recorded a valuation allowance related to the deferred tax asset. Late in fiscal 1994, Management re-evaluated the valuation allowance and the likelihood of full realization of the deferred tax asset. Based on the substantial increase in the amount of taxable income, Management determined that the allowance was no longer necessary. Management has assessed the likelihood of realization of the recorded deferred tax asset at June 30, 1995 to be "more likely than not." Net operating losses ("NOLs") of $6.012 million, primarily resulting from the non-cash charge to earnings related to the purchase of the Notes during fiscal 1995, do not expire until fiscal 2007 and 2010. The discount to par on the Notes will accrete to income for both book and taxable income over the remaining period to maturity. Also, based on the current level of earnings and Management's expectations for the future, Management believes that operating income will "more likely than not" generate the minimum amount of future taxable income necessary to fully realize the deferred tax assets. Additionally, Management believes that the Company has certain tax planning strategies, including the sale of appreciated marketable securities, that could be implemented to supplement taxable income from operations in order to fully realize the recorded tax benefits before expiration. Of course, future levels of taxable gains from sales of marketable securities are dependent upon economic and market conditions. These factors are beyond the Company's control and no assurance can be given that sufficient taxable income will be generated from the sale of marketable securities for full utilization of the deferred tax assets.

     Further, a change in control as defined in the Internal Revenue Code ("IRC") could limit the Company's ability to fully realize the deferred tax asset. The Company reviewed the IRC to determine whether a possibility of a change in control/ownership existed upon issuance of shares and warrants to ML. It was determined that the ML transaction does not constitute a change in control under the IRC. If certain changes in the Company's ownership should occur subsequent to June 30, 1995, there could be an annual limitation on the amount of NOLs that could be utilized.

FEE WAIVERS

     The Company has agreed to waive a portion of its fee revenues and/or to pay for expenses of certain mutual funds for purposes of enhancing the funds' competitive market position. Should assets of these funds increase, fund expenses borne by the Company would increase to the extent that such expenses would exceed any expense caps on any mutual fund, the amount of which the Company has agreed to bear. The Company expects to continue to waive fees and/or pay for fund expenses as long as market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the company may reduce the amount of fund expenses it is bearing.

CONCLUSION

     At fiscal year-end the Notes purchased by the Company had an average maturity of less than two years. The Notes have a face value of $117.525 million which is greater than the Company's purchase price. As of June 30, 1995 the Company had approximately $116.7 million in debt related to the Notes (comprised of the $4.5 million balance on the ML debenture and $112.2 million advanced by brokers pursuant to reverse repurchase agreement transactions). The ML note is essentially unsecured with ML looking to the collateral under the reverse repurchase agreements as its primary source payment. The reverse repurchase agreements with the broker-dealers are backed with collateral valued at approximately $113 million. The broker-dealers have and continue to extend the agreements; however, if all of the broker-dealers refused to roll-over their repurchase agreements there would be sufficient collateral to cover the brokers and there would be approximately $800,000 to repay the ML note, leaving a balance to ML of $3.7 million. As of June 30, 1995, USAI had unrestricted cash and marketable securities with an aggregate value of almost $4.3 million, an amount in excess of the debt related to the Notes.

     Based upon available information and internal analyses, through the last maturity date of the Notes, Management anticipates positive cash flow and net income in the related fiscal years, which income will include accretion related to the Notes in excess of the non-cash charge discussed above. Management believes current cash reserves, plus financing obtained and cash flow from operations, will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the Company to take advantage of investment opportunities whenever available. However, it is difficult to predict future events and should cash flow be insufficient, the Company would seek additional sources of financing to meet future working capital requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITOR'S REPORT

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
United Services Advisors, Inc.

     In our opinion, the accompanying balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of United Services Advisors, Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note B to the financial statements, the Company changed its method of accounting for income taxes during the year ended June 30, 1994 and its method of accounting for investments in debt and equity securities during the year ended June 30, 1995.

/S/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

San Antonio, Texas September 26, 1995


                                                            UNITED SERVICES ADVISORS, INC.
                                                             CONSOLIDATED BALANCE SHEETS

                                                                      ASSETS

                                                                                                                 JUNE 30,
                                                                                                   ---------------------------------
                                                                                                       1995                  1994
CURRENT ASSETS
   Cash and cash equivalents (Notes A & O) ...............................................         $  2,772,221         $  1,258,599
   Trading securities, at fair value (Note A & C) ........................................            1,510,316                 --
   Marketable securities (Note A & C) ....................................................                 --              1,086,974
   Receivables:
      Mutual funds (Note D) ..............................................................              720,134              579,025
      Accrued interest (Note K) ..........................................................              504,647                 --
      Custodial fees .....................................................................              192,248              107,966
      Employees ..........................................................................               98,121              128,997
      Receivable from brokers ............................................................              104,747              186,880
      Other ..............................................................................               77,098              120,714
   Prepaid expenses ......................................................................              488,773              544,291
   Deferred tax asset (Note P) ...........................................................               63,771              171,984
                                                                                                   ------------         ------------
        TOTAL CURRENT ASSETS .............................................................            6,532,076            4,185,430
                                                                                                   ------------         ------------
NET PROPERTY AND EQUIPMENT  (NOTES A & E) ................................................            2,664,820            2,762,594
                                                                                                   ------------         ------------
OTHER ASSETS
   Government securities held-to-maturities (Note F) .....................................          113,260,361                 --
   Restricted investments (Note C & J) ...................................................              897,556              453,648
   Long-term receivables .................................................................              219,982              144,187
   Long-term deferred tax asset (Note P) .................................................            2,224,602              254,459
   Residual equity interest (Note G) .....................................................              217,861              217,861
   Investment in joint venture (Note H) ..................................................              518,073                 --
   Investment securities available-for-sale, at fair value (Note A & C) ..................            1,466,622                 --
   Other investments at cost (Note A & C) ................................................                 --              1,058,750
   Other .................................................................................               71,169               66,519
                                                                                                   ------------         ------------
          TOTAL OTHER ASSETS .............................................................          118,876,226            2,195,424
                                                                                                   ------------         ------------
      TOTAL ASSETS .......................................................................         $128,073,122         $  9,143,448
                                                                                                   ============         ============

                              The accompanying notes are an integral part of this statement.


                                                      UNITED SERVICES ADVISORS, INC.
                                                        CONSOLIDATED BALANCE SHEETS
                                                                (CONTINUED)

                                                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                                 JUNE 30,
                                                                                                   --------------------------------
                                                                                                       1995              1994*
                                                                                                   -------------      -------------
 CURRENT LIABILITIES
   Current portion of capital lease obligation (Note E) ......................................     $      93,658      $     103,430
   Current portion of notes payable (Note I) .................................................            38,325             35,321
   Current portion of annuity obligation (Note J) ............................................            18,000             18,000
   Securities sold under agreements to repurchase (Note K) ...................................       112,201,469               --
   Accounts payable ..........................................................................           167,598            217,838
   Accrued interest payable to third parties .................................................           388,217                654
   Accrued interest payable to related party (Note M & O) ....................................           113,126               --
   Accrued compensation and related costs ....................................................            53,700             10,000
   Accrued profit sharing and 401(k) (Note L) ................................................            48,000            144,904
   Accrued vacation pay ......................................................................            75,959             54,194
   Accrued legal fees ........................................................................            50,722             97,310
   Other accrued expenses ....................................................................           146,508            111,805
                                                                                                   -------------      -------------
         TOTAL CURRENT LIABILITIES ...........................................................       113,395,282            793,456
                                                                                                   -------------      -------------
Convertible Subordinated Debenture Held By a Related Party (Note M & O) ......................         4,534,212               --
Capital Lease Obligations (Note E) ...........................................................            24,354            118,013
Notes Payable-Net of Current Portion (Note I) ................................................         1,301,723          1,340,064
Annuity and Contractual Obligations (Note J) .................................................           156,328            161,912
Commitments and Contingencies (Notes J) ......................................................              --                 --
                                                                                                   -------------      -------------
         TOTAL NON-CURRENT LIABILITIES .......................................................         6,016,617          1,619,989
                                                                                                   -------------      -------------
         TOTAL LIABILITIES ...................................................................       119,411,899          2,413,445
                                                                                                   -------------      -------------
SHAREHOLDERS' EQUITY (NOTE N)
   Preferred stock--$.05 par value; non-voting;  authorized, 6,000,000  shares;
      issued and outstanding, 5,071,495 in 1995 and 4,867,557 in 1994 ........................           253,575            243,378
   Common stock (class A)-- $.05 par value; authorized, 1,750,000 shares; issued
      and outstanding, 570,779 in 1995 and 576,217 in 1994 ...................................            28,539             28,811
   Common stock (class B)--$.05 par value; non-voting; authorized, 2,250,000 shares;
      issued and outstanding, 1,000,000 in 1995 and 0 in 1994 ................................            50,000               --
   Additional paid-in-capital ................................................................        12,852,986          7,305,344
   Treasury stock at cost; 92,500 and 68,700 shares held in
      1995 and 1994, respectively ............................................................          (198,366)          (134,737)
   Net unrealized gain on available-for-sale securities (net of tax of $120,914) .............           234,716               --
   Retained earnings (deficit) ...............................................................        (4,560,227)          (712,793)
                                                                                                   -------------      -------------
        TOTAL SHAREHOLDERS' EQUITY ...........................................................         8,661,223          6,730,003
                                                                                                   -------------      -------------
                                                                                                   $ 128,073,122      $   9,143,448
                                                                                                   =============      =============

* Reclassified for comparative purposes

                                  The accompanying notes are an integral part of this statement.

                                                  UNITED SERVICES ADVISORS, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                YEAR ENDED JUNE 30,
                                                                               ----------------------------------------------------
                                                                                   1995                1994*               1993*
                                                                               ------------        ------------        ------------
REVENUE (NOTE D)
  Investment advisory fee ................................................     $  5,508,482        $  5,126,858        $  3,128,183
  Transfer agent fee .....................................................        3,187,037           3,010,097           2,579,741
  Accounting fee .........................................................          421,190             388,454             315,612
  Exchange fee ...........................................................          270,105             320,470             188,126
  Custodial fees .........................................................          503,225             362,758             350,162
  Investment income ......................................................          267,379           1,332,630             544,964
  Mailroom operations ....................................................          169,743             185,283             175,403
  Other ..................................................................           89,868             152,606             111,311
  Government security income (Note F) ....................................        5,353,709                --                  --
                                                                               ------------        ------------        ------------
                                                                                 15,770,738          10,879,156           7,393,502
                                                                               ------------        ------------        ------------
EXPENSES
  General and administrative .............................................        9,405,031           9,455,974           6,629,633
  Depreciation and amortization ..........................................          536,920             480,491             523,864
  Interest expense-note payable and other ................................          266,222             171,716             148,539
  Government security non-cash charge (Note F) ...........................        5,375,269                --                  --
  Interest expense-securities sold under agreement
    to repurchase (Note F & K) ...........................................        5,650,020                --                  --
  Interest expense- convertible subordinated debenture
    to a related party (Note M & O) ......................................          433,136                --                  --
                                                                               ------------        ------------        ------------
                                                                                 21,666,598          10,108,181           7,302,036
                                                                               ------------        ------------        ------------
EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING .....................         (5,895,860)            770,975              91,466
                                                                               ------------        ------------        ------------
PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES (NOTE P)
  Current ..............................................................               --                47,358              47,166
  Deferred .............................................................         (2,005,142)           (226,023)            (13,259)
                                                                               ------------        ------------        ------------
                                                                                 (2,005,142)           (178,665)             33,907
                                                                               ------------        ------------        ------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING .........................................         (3,890,718)            949,640              57,559

EXTRAORDINARY ITEM
  Reduction of income taxes arising from utilization of net
    operating loss carryforwards .........................................             --                  --                33,907
                                                                               ------------        ------------        ------------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING .................................................         (3,890,718)            949,640              91,466

Cumulative Effect of Change in Accounting for Marketable
  Securities  (net of taxes of $22,298) (Note B) .......................             43,284                --                  --

Cumulative Effect of Change in Accounting for Income Taxes
  (Note B) .............................................................               --               200,420                --
                                                                               ------------        ------------        ------------
NET EARNINGS (LOSS) ....................................................       $ (3,847,434)       $  1,150,060        $     91,466
                                                                               ============        ============        ============

 *Reclassified for comparative purposes

                             The accompanying notes are an integral part of these statements.


                                              UNITED SERVICES ADVISORS, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (CONTINUED)


                                                                                                       YEAR ENDED JUNE 30,
                                                                                     -----------------------------------------------
                                                                                       1995               1994               1993
                                                                                     ---------          ---------          ---------
PER SHARE AMOUNTS
  PRIMARY AND FULLY DILUTED
    Continuing operations ............................. ........................     $  (0.65)          $    0.16          $    0.01
    Extraordinary item ................................ ........................          --                  --                0.01
    Cumulative effect of change in accounting ......... ........................         0.01                0.03               0.00
                                                                                     ---------          ---------          ---------
NET EARNINGS .......................................... ........................     $  (0.64)          $    0.19          $    0.02
                                                                                     ---------          ---------          ---------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
  Primary ............................................. ........................     6,013,393          6,012,151          5,395,696
  Fully diluted ....................................... ........................     6,013,393          6,012,151          5,768,297
                                                                                     =========          =========          =========

                             The accompanying notes are an integral part of these statements.

                                                  UNITED SERVICES ADVISORS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        YEAR ENDED JUNE 30,
                                                                                  -------------------------------------------------
                                                                                       1995              1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ........................................................    $  (3,847,434)    $   1,150,060     $      91,466
                                                                                  -------------     -------------     -------------
  Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization .............................................          536,920           480,491           528,848
   Government security accretion .............................................       (1,499,521)             --                --
   Government security charge ................................................        5,375,269              --                --
   Net gain on sales of securities ...........................................         (248,661)       (1,383,246)         (456,405)
   Gain on disposal of equipment .............................................           (1,100)             --               2,097
   Cumulative effect of change in acctg ......................................          (43,284)         (200,420)             --
   Treasury Stock granted ....................................................           32,381              --                --
   Changes in assets and liabilities, impacting cash from operations:
      Restricted investments .................................................         (443,908)         (108,648)           15,000
      Accounts receivable ....................................................         (793,395)          (21,128)         (325,531)
      Deferred tax asset .....................................................       (2,005,142)         (226,023)             --
      Prepaid expenses and other .............................................          177,487          (318,835)         (145,265)
      Trading securities .....................................................          894,453              --                --
      Accounts payable .......................................................          (50,240)          111,148            44,818
      Accrued expenses .......................................................          457,365           239,022           (37,883)
                                                                                  -------------     -------------     -------------
   Total adjustments .........................................................        2,388,624        (1,427,639)         (374,321)
                                                                                  -------------     -------------     -------------
NET CASH USED FOR OPERATIONS .................................................       (1,458,810)         (277,579)         (282,855)
                                                                                  -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of building and land ..............................................          (27,461)          (39,075)       (1,158,618)
  Purchase of furniture and equipment ........................................         (402,190)         (303,932)         (337,020)
  Proceeds on sale of equipment ..............................................            1,100              --               5,442
  Purchase of securities .....................................................             --          (3,018,554)       (3,169,113)
  Proceeds on sale of securities .............................................             --           3,644,777         2,590,882
  Purchase of available-for-sale securities ..................................       (1,023,721)             --                --
  Purchase of government securities held-to-maturity .........................     (130,113,712)             --                --
  Proceeds on sale of government securities held-to-maturity .................       12,945,530              --                --
                                                                                  -------------     -------------     -------------
                                                                                   (118,620,454)          283,216        (2,068,427)
                                                                                  -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on annuity ........................................................           (5,584)           (5,206)           (3,536)
  Payments on note payable to bank ...........................................          (35,337)       (1,395,726)          (29,274)
  Payments on capital lease ..................................................         (103,431)         (111,807)          (89,329)
  Proceeds from note payable to bank .........................................             --           1,375,385           538,500
  Net proceeds from securities sold under agreement to repurchase ............      124,794,309              --                --
  Proceeds from issuance of subordinated debenture to related party ..........        6,000,000              --                --
  Payments on subordinated debenture to related party ........................       (1,465,788)             --                --
  Net payments on securities sold under agreement to repurchase ..............      (12,592,840)             --                --
  Proceeds from issuance of preferred stock, warrants, and options ...........          144,274           565,625         1,615,545
  Proceeds from issuance of Common Stock (Class B) to related party ..........        4,964,271              --                --
  Purchase of Treasury stock and warrants ....................................         (106,988)          (41,249)          (39,644)
                                                                                  -------------     -------------     -------------
                                                                                    121,592,886           387,022         1,992,262
                                                                                  -------------     -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................        1,513,622           392,659          (359,020)

BEGINNING CASH AND CASH EQUIVALENTS ..........................................        1,258,599           865,940         1,224,960
                                                                                  -------------     -------------     -------------
ENDING CASH AND CASH EQUIVALENTS .............................................    $   2,772,221     $   1,258,599     $     865,940
                                                                                  =============     =============     =============

                                  The accompanying notes are an integral part of this statement.


                                                  UNITED SERVICES ADVISORS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (CONTINUED)


                                                                                                         YEAR ENDED JUNE 30,
                                                                                  --------------------------------------------------
                                                                                     1995               1994                 1993
                                                                                  ----------          ----------          ----------
SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Purchase of equipment under capital lease ............................          $     --            $   31,701          $  223,433
  Issuance of shares for investment in joint venture ...................             510,000                --                  --

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Cash paid for interest ...............................................           5,848,689             171,716             148,539


                            The accompanying notes are an integral part of this statement.


                                           UNITED SERVICES ADVISORS, INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                              UNREALIZED
                                                                                                              GAIN (LOSS)
                                           COMMON     COMMON                                                 ON SECURITIES
                                 PREFERRED  STOCK      STOCK     PAID-IN  PREFERRED   EARNINGS     TREASURY    AVAILABLE
                                   STOCK  (CLASS A)  (CLASS B)   CAPITAL   WARRANTS   (DEFICIT)      STOCK     FOR SALE      TOTAL
                                 --------  -------  -------  -----------  --------   -----------   ---------   --------  ----------
Balance at June 30, 1992
(3,857,623 shares of Preferred
stock; 603,651 shares of Common
stock (Class A)) ..............  $192,881  $30,183       $0    $5,173,299  $39,644   ($1,954,319)   ($93,488)        $0  $3,388,200

Issuance of 756,500 shares of
Preferred stock ...............    37,825     --        --      1,577,720      --          --          --          --     1,615,545

Exercise of 750,000 Preferred
stock warrants ................      --       --        --          --     (39,644)        --          --          --       (39,644)


Conversion of 14,682 shares of
Common stock (Class A) to
Preferred stock ...............       734     (734)     --          --         --          --          --          --           --

Net Earnings ..................      --       --        --          --         --        91,466        --          --        91,466
                                 --------  -------  -------  -----------  --------   -----------   ---------   --------  ----------
Balance at June 30, 1993
(4,628,805 shares of Preferred
stock; 588,969 shares of Common
stock (Class A)) ..............  $231,440  $29,449       $0   $6,751,019        $0   ($1,862,853)   ($93,488)        $0  $5,055,567

Purchase of 10,000 shares of
Preferred treasury stock ......       --       --       --          --         --           --       (41,249)      --       (41,249)

Issuance of 226,000 shares of
Preferred stock ...............    11,300      --       --       554,325       --           --          --         --       565,625

Conversion of 12,752 shares of
Common stock(Class A) to
Preferred stock ...............       638     (638)     --          --         --           --          --         --          --

Net Earnings ..................       --       --       --          --         --      1,150,060        --         --     1,150,060
                                 --------  -------  -------  -----------  --------   -----------   ---------   --------  ----------
Balance at June 30, 1994
(4,867,557 shares of Preferred
stock; 576,217 shares of
Common stock (Class A)) .......  $243,378  $28,811       $0   $7,305,344        $0     ($712,793)  ($134,737)        $0  $6,730,003

Purchase of 35,000 shares of
Preferred treasury stock ......       --       --       --          --         --           --      (106,988)      --      (106,988)

Reissuance of 11,200 shares of
Preferred treasury stock ......       --       --       --       (10,978)      --           --        43,359       --        32,381

Issuance of 198,500 shares of
Preferred stock ...............     9,925      --      --        644,349       --           --          --         --       654,274

Issuance of 1,000,000 shares of
Common stock (Class B) ........       --       --    50,000    4,914,271       --           --          --         --     4,964,271

Conversion of 5,438 shares of
Common stock (Class A) to
Preferred stock ...............       272     (272)     --          --         --           --          --         --          --

Unrealized gain (loss) on
securities available-for-sale
(net of tax) upon adoption of
SFAS 115 ......................       --       --       --          --         --           --          --      197,009     197,000

Unrealized gain (loss) on
securities available-for-sale
(net of tax) ..................       --       --       --          --         --           --          --       37,707      37,707

Net Earnings ..................       --       --       --          --         --     (3,847,434)       --         --    (3,847,434)
                                 --------  -------  -------  -----------  --------   -----------   ---------   --------  ----------
Balance at June 30, 1995 ......  $253,575  $28,539  $50,000  $12,852,986  $      0  ($4,560,227)   ($198,366)  $234,716  $8,661,223
                                 ========  =======  =======  ===========  ========   ===========   =========   ========  ==========

                                 The accompanying notes are an integral part of these statements.

                         UNITED SERVICES ADVISORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SIGNIFICANT ACCOUNTING POLICIES.

ORGANIZATION

     United Services Advisors, Inc. ("the Company") serves as investment advisor, investment manager and transfer agent to United Services Funds ("USF"), a Massachusetts business trust which is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company has served as investment adviser and manager since USF's inception and assumed the transfer agency function in November 1984. For these services, the Company receives fees from USF.

     The Company has formed a limited liability company which was incorporated in Guernsey on August 20, 1993. This company, U.S. Advisors (Guernsey) Limited is manager of an off-shore fund. U.S. Advisors (Guernsey) Limited has agreed to waive fees and absorb all expenses of the off-shore fund except custodian and certain directors' fees until further notice. The cost of this guarantee is considered immaterial at this time. The Company manages the portfolio of this fund.

     The Company provides administrative and transfer agency services to Pauze'/Swanson United Services Funds ("PSUSF"), a Massachusetts business trust.

     The Company is also the investment advisor to the Accolade Funds, a Massachusetts business trust. Accolade Funds is a management investment company which offers shares of Bonnel Growth Fund, a no-load mutual fund. Bonnel Growth Fund commenced operations in October 1994. The Company also provides the transfer agency function for which the Company receives a fee from Accolade Funds.

     The Company has been named investment advisor to United Services Insurance Funds ("USIF"), a Massachusetts business trust formed for the purpose of providing an investment vehicle for variable annuity products. USIF currently offers shares of the Schabacker Select Fund through variable annuity contracts purchased by clients from Integrity Life Insurance Company. USIF commenced operations in June 1995. Marleau, Lemire (USA), Inc. which occupies office space supplied by the Company, acts as broker for the variable annuity company.

     During July 1994, USAI agreed to form a joint venture with Marleau, Lemire Inc. ("ML") of Montreal, Quebec, to offer mutual funds in Canada. In February 1995, United Services Wealth Management Co. ("USAWMI"), a Montreal based company, was formed.

     The  Company,  through  its  wholly-owned  subsidiary,   Security  Trust  &
Financial Company, also serves as custodian for retirement accounts invested in USF, PSUSF, and other mutual funds.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Shareholder Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC" or "ST&FC"), A&B Mailers, Inc.
("A&B"), and U.S. Advisors (Guernsey) Limited ("USAG"). Additionally, the Company has consolidated the balance sheet and results of operations of the Guernsey off-shore fund since it owned substantially all of the issued shares of the Fund during fiscal 1995 and 1994. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

CASH AND CASH EQUIVALENTS

     Cash consists of cash on hand and cash equivalents with original maturities of three months or less. Cash and cash equivalents at June 30, 1995 and at June 30, 1994 include $2,673,156 and $1,006,151, respectively, in USF money market mutual funds (see Note O). This investment is valued at amortized cost which approximates market. In addition, not included in cash and cash equivalents is restricted cash of $315,000 and $330,000 at June 30, 1995 and June 30, 1994, respectively, which was held in a USF money market mutual fund and classified as a restricted investment on the June 30, 1995 and 1994 balance sheet (see Note
J).

FIXED ASSETS

     Fixed assets are recorded at cost including capitalized interest. Depreciation for owned fixed assets and capital leases is recorded using the straight-line method over the estimated useful life of each asset as follows:
Leasehold improvements, furniture, and equipment are depreciated over 3 years; capitalized leased phone equipment is depreciated over 5 years and the building is depreciated over 31.5 years.

INCOME TAXES

     Income taxes are provided during the year in which transactions affect the determination of financial statement income, regardless of when they are recognized for tax purposes. Deferred income taxes are provided for temporary differences between the tax and book bases of assets and liabilities.

     Effective July 1, 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note B).

EARNINGS PER SHARE

     Primary and fully diluted earnings per share are based on the weighted average number of shares of Common stock and Preferred stock outstanding during the year. Common and Preferred stock are considered equivalent in the calculation of earnings per share since each share has essentially equivalent interests in the income of the Company. Preferred and Common stock warrants, a convertible debenture and options are included to the extent dilutive.

SECURITY INVESTMENTS

     Effective July 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (see Note B). Prior to implementation of SFAS 115, investments in securities were stated at the lower of aggregate cost or market. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis.

     Under SFAS 115, the Company classifies its investments in equity and debt securities into three categories. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date.

     Securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings.

     Investments in debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities. Held-to-maturity securities are reported at amortized cost. Discount to par value is accreted, and recognized as income, over the remaining term to maturity.

     Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported, net of tax, as a separate component of shareholders' equity. Realized gains and losses on sales of the securities are recorded in earnings on trade date.

     Put options on Eurodollar futures are accounted for on a "mark-to-market" basis.

     In 1994, the FASB issued SFAS 119, "Disclosure about Derivative Instruments and Fair Value of Financial Instruments". This pronouncement requires disclosures related to the amounts, nature, and terms of derivative financial instruments. Additionally, SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of the fair value of financial instruments. The Company has elected not to adopt SFAS 119 or SFAS 107 until fiscal 1996. The Company has not determined the effect of adopting SFAS 119 and 107.

FOREIGN CURRENCY TRANSACTIONS

     Transactions between the Company and foreign entities are converted to U.S. dollars using the exchange rate on the date of the transactions. Security investments valued in foreign currencies are translated to U.S. dollars using the applicable exchange rate as of June 30, 1995. Foreign currency gain (loss) is included as a component of investment income.

ORGANIZATION COSTS

     Organization costs in the amount of $14,509 and $24,005 net of amortization at June 30, 1995, and 1994, respectively, which relate to the organization of STFC and USAG, are amortized on a straight-line basis over 60 months. These costs are included in other assets on the consolidated balance sheet.

NOTE B. CHANGE IN ACCOUNTING PRINCIPLE.

     In the first quarter of fiscal 1995, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective July 1, 1994. The adoption of SFAS 115 changed the method of accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company recognized the cumulative effect of adopting the pronouncement in the first quarter of fiscal 1995 as a change in accounting principle. The financial impact of adopting SFAS 115 was a net increase in earnings of $43,284 (net of taxes of $22,298) or $.01 per share representing net unrealized gains on securities classified as trading securities and $197,009 (net of taxes of $101,489) on net unrealized gains on securities classified as available for sale which was reported as a separate component of equity.

     In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective July 1, 1993. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the liability method of accounting for deferred income taxes. Under the liability method prescribed by SFAS 109, deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. As permitted by SFAS 109, prior years' financial statements have not been restated to apply the provisions of the new method. The Company recognized the cumulative effect of adopting the pronouncement in the first quarter of fiscal 1994 as a change in accounting principle. The cumulative effect of adoption on July 1, 1993 was to increase deferred tax assets by $200,420. This amount primarily represented the impact of recognizing the benefit of a net operating loss carryover that could not be recorded under the previous method of accounting for income taxes. This increased net income in fiscal year 1994 by $200,420 or $.03 per share.

NOTE C.  INVESTMENTS.

     As discussed in Notes A and B, in fiscal 1995 the Company adopted SFAS 115, which changed the method of accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

     The cost and market value of investments classified as trading at June 30, 1995 was $1,661,113 and $1,510,316 respectively. The net change in the unrealized holding loss on trading securities held at June 30, 1995 that has been included in earnings for the period was $150,797.

     The cost of investments in securities, which are classified as available-for-sale, which may not be readily marketable at June 30, 1995 was $1,122,992. These investments are reflected as non-current assets on the June 30, 1995 consolidated balance sheet. These investments are in private placements which are restricted for sale as of June 30, 1995. It is anticipated the securities obtained in these private placements will become free trading during fiscal 1996. The estimated fair value of the investments classified as available-for-sale at June 30, 1995 was $1,466,622 with $343,630 in unrealized gains being recorded as a separate component of Shareholders' Equity as of June 30, 1995. Approximately $12,000 was also included in Shareholders' Equity for unrealized gains on short sales by the Company. During fiscal 1995, the Company recorded realized gains of $202,441, on securities which were transferred from available-for-sale securities to trading securities upon becoming free trading. The Company also recorded unrealized gains of $158,498 and unrealized losses of $188,124 on securities which were transferred from available-for-sale securities to trading securities upon becoming free trading during the year.

     Additionally,   the  Company   holds  Notes  with  an  amortized   cost  of
$113,260,361 which are classified as held-to-maturity securities. (See further discussion of these securities at Note F.)

     In September 1994, subsequent to USAI's purchase of Notes discussed in Note F to the Consolidated Financial Statements, the Company and USF entered into an agreement, under which USAI agreed to transfer $900,000 in cash and securities into an account at a financial institution in the name of USAI for the benefit of USG under the control of USF's independent Trustees. Under the terms of the agreement, these assets may be drawn upon by USF, if necessary, to continue to maintain the Fund's net asset value per share at $1.00. The agreement terminates the earlier of 1) when USG no longer owns any of the variable rate government agency Notes set forth under the agreement; or 2) October 1997. Collateral of $500,000 was returned to the Company during the year ended June 30, 1995 due to the reduced percentage of USG's net assets invested in the Notes in accordance with the agreement. These assets are classified as part of Restricted Investments in the consolidated balance sheet.

     Restricted investments include cash of $ 76,604 and $120,000 held in margin accounts at brokers at June 30, 1995 and June 30, 1994, respectively.

     Prior to the implementation of SFAS 115, marketable securities which were classified as current assets at June 30, 1994 consisted of the following:


                                           GROSS UNREALIZED
                         COST CARRYING  ---------------------       MARKET
              DATE          AMOUNT       GAINS       LOSSES         VALUE
         -------------    ----------    --------    ---------     ----------
         June 30, 1994    $1,086,974    $199,369    ($133,787)    $1,152,556


     Net realized gains on sales of securities of $1,383,246 and $456,405 are included in fiscal 1994 and 1993 investment income, respectively. Market value of these investments exceeded cost at June 30, 1994 and June 30, 1993.

     The cost of investments in securities which may not be readily marketable at June 30, 1994 was $1,058,750. These investments, which were recorded at cost, were reflected as non-current assets on the June 30, 1994 consolidated balance sheet. These investments were in private placements which were restricted for sale as of June 30, 1994. These private placements became free trading during the fiscal year ended June 30, 1995. Management determined that the fair value of these investments exceeded cost as of June 30, 1994.

NOTE D.  INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES.

     The Company serves as investment advisor to USF and is transfer agent to USF. For these services the Company receives fees based on a specified percentage of net assets under management and the number of shareholder accounts. The Company also provides in-house legal and accounting services to USF. The accounting services are provided to USF for an annual fee. The Company also receives exchange, maintenance, closing and small account fees directly from USF shareholders.

     The Company also provides administrative services to PSUSF; is investment advisor and transfer agent to Accolade Funds; and is the investment advisor and transfer agent to USIF.

     USAI receives additional revenue from several sources including: STFC custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities including lockbox functions as well as mailroom operations (A&B).

     Investment advisory fees, transfer agency fees, accounting fees, custodian fees and all other fees to the Company are recorded as income during the period in which services are performed.

     The Company has voluntarily waived or lowered its advisory fees and is bearing expenses on several funds within USF as follows:

     The Company has unconditionally guaranteed that the total fund operating expenses (as a percentage of average net assets) of the U.S. Tax Free Fund, the United Services Intermediate Treasury Fund, and the United Services Special-Term Government Fund will not exceed 0.40% on an annualized basis through June 30, 1996 or such later date as the Company determines.

     The Company has unconditionally guaranteed that the total fund operating expenses (as a percentage of average net assets) of the U.S. All American Fund and the United Services Near-Term Tax Free Fund will not exceed 0.70% on an annualized basis through June 30, 1996 or such later date as the Company determines.

     The Company has unconditionally guaranteed that the total fund operating expenses (as a percentage of average net assets) of the U.S. Government Securities Savings Fund will not exceed 0.40% on an annualized basis through June 30, 1997 or such later date as the Company determines.

     The Company has unconditionally guaranteed that the total fund operating expenses (as a percentage of average net assets) of the China Region Opportunity Fund will not exceed 1.95% on an annualized basis through June 30, 1995 and 2.25% on an annualized basis through June 30, 1996 or such later date as the Company determines.

     The aggregate amount of fees waived or expenses voluntarily reimbursed totalled $3,568,151, $4,190,821 and $2,380,801 in fiscal 1995, 1994, and 1993, respectively. The Company also reimbursed $0, $14,234, and $-0- in the aggregate for each of the three fiscal years ended June 30, 1995, 1994, and 1993 respectively, to the funds for expenses in excess of state statutory limitation requirements.

     The following funds accounted for more than 10% of revenue (excluding government security income) in the years indicated:


                                                          YEAR ENDED JUNE 30,
                                                      -------------------------
                                                      1995       1994      1993
                                                      ----       ----      ----
U.S. Gold Shares Fund .........................        32%        31%       34%
U.S. World Gold Fund ..........................        25%        22%       15%
U.S. Treasury Securities Cash Fund ............        13%        10%       11%


     Receivables from mutual funds represent amounts due the Company, and its wholly-owned subsidiaries, for investment advisory fees, transfer agent fees, accounting fees, and exchange fees, net of amounts payable to the mutual funds.

     The investment advisory contract and related contracts between the Company and USF expire on or about October 25, 1995. Management anticipates the Trustees of USF will renew the contracts.

NOTE E. PROPERTY AND EQUIPMENT.

     Property and equipment are composed of the following:



                                                              JUNE 30,
                                                   ----------------------------
                                                      1995              1994
                                                   -----------      -----------
         Leasehold improvements ..............     $   184,416      $   156,955
         Capitalized leased equipment ........         519,768          519,768
         Furniture and equipment .............       3,769,171        3,473,114
         Building and land ...................       2,203,757        2,203,757
                                                   -----------      -----------
                                                     6,677,112        6,353,594
                                                   -----------      -----------
         Accumulated depreciation and
           amortization ......................      (4,012,292)      (3,591,000)
                                                   -----------      -----------
         Net property and equipment ..........     $ 2,664,820      $ 2,762,594
                                                   ===========      ===========


     At June 30, 1995 and 1994 accumulated amortization for capitalized leased equipment was $450,303 and $325,105, respectively. Amortization expense for capitalized leased equipment was $125,198, $116,391 and $129,986 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. Minimum lease payments required by obligations under capital leases are $93,658 in fiscal 1996 and $24,354 in fiscal 1997.

     On February 28, 1992, the Company acquired a 46,000 square foot office building with approximately 2.5 acres of land from the Resolution Trust Corporation. As of June 30, 1993, total capitalized costs associated with the building are approximately $2.2 million, including capitalized interest of $33,783, closing costs and improvements. The Company moved its headquarters to this building during August and September of 1992. The Company made additional substantial improvements to the building in order to accommodate this move. Depreciation on the building and improvements commenced upon occupancy. The building is pledged as collateral for the financing used to acquire the building (see Note I).

NOTE F.  GOVERNMENT SECURITIES.

     The U.S. Government Securities Savings Fund ("USG"), a USF fund, from its inception has invested in, among other types of Government securities, certain Government agency notes whose interest rates reset monthly based on a cost-of-funds index ("Notes"). This reset feature lags changes in short-term interest rates. To reduce USG's exposure to said Notes and in order to maintain a $1.00 per share net asset value, USAI decided, in the first quarter of fiscal 1995, to arrange for USG to sell $40 million par amount of Notes at USG's amortized cost of approximately $39,777,000 plus accrued interest to ML.
Thereafter, USAI decided to purchase directly from the fund $90,525,000 par amount of Notes ($53,275,000 during the first quarter of fiscal 1995 and $37,250,000 during the third quarter of fiscal 1995) at USG's amortized cost of approximately $90,337,000 plus accrued interest. Additionally, in connection with such decision, USAI purchased the Notes from ML for approximately $39,777,000 plus accrued interest during the first quarter of fiscal 1995. The $13,000,000 par value Note which was to mature in September 1995 was sold in June 1995 for a realized loss of $32,073. This note was sold in order to reduce USAI's future cost of financing by approximately $50,000 and was sold near enough the date of maturity that changes in market interest rates did not have a significant effect on the security's fair value. The remaining Notes acquired by USAI mature at their aggregate $117,525,000 par amount as follows:


                            MATURITY                     PAR VALUE
                     -----------------------           ------------
                     October 1996-March 1997           $ 63,725,000
                     July 1997                         $ 16,550,000
                     September 1997                    $ 37,250,000


     USAI recorded the Notes at their fair value. As the Notes had an aggregate fair value of approximately $124,739,000 on the dates USAI acquired the securities, the Company recorded pre-tax non-cash charges to the results of operations of approximately $2,574,000 during the first quarter and $2,800,000 during the third quarter of fiscal 1995. It is USAI's intent, and management believes the Company has the ability, to hold these Notes to maturity as defined by SFAS 115; and therefore, the Company anticipates ultimately realizing the Notes' approximate par value. Therefore in accordance with SFAS 115, the Company has classified the Notes as held-to-maturity securities. As a result, and in addition to periodic receipts of interest income, USAI recognized $1,499,521 in non-cash income during fiscal 1995 and anticipates recognizing non-cash income in the future by accreting the discount to par value approximately as follows:



                FISCAL YEAR
               ENDING JUNE 30                           AMOUNT
               --------------                         -----------
                   1996                               $ 2,133,000
                   1997                               $ 1,867,000
                   1998                               $   265,000
                                                      -----------
                                                      $ 4,265,000
                                                      ===========

     USAI financed the  acquisition of the Notes,  including  purchased  accrued interest, as follows: 1) approximately $120.9 million was provided by third party broker-dealers under reverse repurchase agreements (see Note K); 2) USAI issued a $6.0 million 8% subordinated debenture to ML, the terms of which require principal payments as the Notes mature and interest payments quarterly (see Note M); and 3) USAI utilized approximately $3,563,000 of its own cash. Although it is USAI's intent, and Management believes that the Company has the ability to own the Notes until maturity, under the terms of the subordinated debenture with ML, ML has retained the right to acquire the Notes collateralizing the reverse repurchase agreements with broker-dealers and its obligation under the debenture payable to ML.

     During fiscal 1995, USAI purchased put options on Eurodollar futures for approximately $274,125 in premiums which expired resulting in a $231,625 loss. The options were purchased with the expectation that they would reduce USAI's exposure to temporary declines in the value of the Notes and reduce USAI's exposure to increased interest costs of the reverse repurchase agreements in the event of a significant increase in interest rates. During the fourth quarter of Fiscal 1995, USAI purchased 35 put options on Eurodollar futures for approximately $13,700 in premiums which expire in September 1995 which reduce the risk of declines in the value of the Notes held by approximately 13%. These options are accounted for on a "mark-to-market" basis with unrealized appreciation of $3,763 included in the results of operations. The options purchased are exchange traded and require no cash requirements other than the initial premiums and USAI's exposure on the options is limited to the initial premium invested.

NOTE G.  RESIDUAL EQUITY INTEREST.

     In June 1992 the Company made its final payment to the Settlement Pool established under the June 1988 Settlement Agreement relating to the original Prospector Fund (now operating as the U.S. Global Resources Fund); and the Settlement Pool made the final payout to "Eligible Shareholders" thereof in June 1992. Under the 1988 Settlement Agreement, any amounts payable to "Eligible Shareholders" who cannot be located, together with interest thereon, will be held for six years after the final payout against the claims of those shareholders. At the end of six years, such amounts will be made available to all persons claiming subrogation. The Company has first right of subrogation to the amounts. The amount of cash currently being held is approximately $586,000. Management believes the Company will receive a sum which will equal or exceed the amount currently recorded as the Company's residual equity interest, $217,861.

NOTE H. INVESTMENT IN JOINT VENTURE.

     During the fiscal year ended June 30, 1994, USAI and ML, a Canadian brokerage firm, entered into discussions with respect to potential joint enterprises. Such discussions culminated in USAI and ML entering into a joint venture agreement on July 20, 1994 whereby USAI and ML are undertaking to offer mutual funds in Canada, primarily through ML's broker network located in Toronto, Montreal, Vancouver, and Victoria. As part of the agreement to enter into a joint venture, USAI issued 120,000 shares of its preferred stock to ML. The estimated value of the stock upon issuance was $510,000, which the Company recorded as its investment in the joint venture during the first quarter of fiscal 1995. In conjunction with this joint venture, United Services Advisors Wealth Management Inc. ("USAWMI") was incorporated during the third quarter of fiscal 1995 with a 50% ownership to each USAI and ML. Also, USAI has agreed to incur the initial organization and development costs, including formation and registration of the Canadian mutual funds up to a maximum of $250,000 (Canadian) for which an additional $8,073 USD was spent during fiscal 1995 with approximately $38,000 USD spent subsequent to June 30, 1995. Management anticipates that USAWMI through its wholly-owned subsidiary United Services Advisors Fund Management Inc., which was formed in September 1995 to provide investment services to Canadian investors, will become the advisor to the ML Small Cap Fund and will also offer other Canadian funds and investment products and services during fiscal 1996. Upon commencement of USAWMI operations, USAI's investment in USAWMI will be accounted for under the equity method.

NOTE I. NOTE PAYABLE.

     To facilitate the cost of acquiring the building and the necessary improvements, the Company obtained permanent financing from a bank in the amount of $1,425,000. On June 30, 1994, the Company re-financed the original building loan with another bank on more favorable terms. As of June 30, 1995, the balance on the note was $1,340,048. The loan is currently amortizing over a twenty year period with payments of both principal and interest due monthly based on a fixed rate of 7.75%. The current monthly payment is $11,750. The loan matures July 2001. Under this agreement, the Company must maintain certain financial covenants. Because of events described in Note F, the Company obtained a waiver of the covenants from the bank through June 30, 1995 and subsequently negotiated an amendment to the loan agreement and covenants with the bank to cover periods beyond June 30, 1995. The Company is currently in compliance with all loan covenants.

     Future principal payments to be made over the next five years based on the amount outstanding at June 30, 1995 are as follows:



                 YEAR                                 AMOUNT
                 ----                               ----------
                 1996                               $   38,325
                 1997                                   41,695
                 1998                                   44,899
                 1999                                   48,504
                 2000                                   52,273
               Thereafter                            1,114,352
                                                    ----------
                Total                               $1,340,048
                                                    ==========

NOTE J. ANNUITY AND CONTRACTUAL OBLIGATIONS.

     On February 6, 1989, the Company entered into an agreement with Clark Aylsworth ("Aylsworth") related to his retirement on December 31, 1988. This agreement provided for the payment to Aylsworth of a monthly annuity of $1,500 for the remainder of his life or his wife's life, if he predeceases her. During fiscal 1989, $179,787 was charged to income to record the estimated fair value of this transaction, which approximated the present value of future estimated payments.

     On December 30, 1990, the Company entered into a non-compete/non-interference agreement, an executory contract, pursuant to which it pays the Aylsworths $4,500 monthly, such amount to continue for the longer of Aylsworth's or his wife's life. The Company recorded a charge to income in fiscal year 1991 of $70,803, which represented the fair value of the obligation for estimate future payment to Mrs. Aylsworth which assume continued compliance with contractual covenants and, in light of actuarial estimates, that she outlives Mr. Aylsworth. The Company placed $360,000 in escrow to cover the Company's obligation to the Aylsworths if the Company defaults. The escrowed amount decreases $15,000 annually.

     During fiscal 1993, the Company evaluated the amount recorded relating to the above obligations. The Company determined that the executory contract should be expensed as payments are made, with no provision for future payments, and that the amount recorded for the 1989 annuity was increased in fiscal 1993. Therefore, the amount recorded for these obligations is attributed only to the 1989 annuity.

NOTE K. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.

     As discussed in Note F, USAI financed the acquisition of the Notes by entering into agreements to repurchase securities with third party broker-dealers. The terms with the broker-dealers provide that the reverse repurchase agreements must be collateralized by the Notes and/or cash. The Notes described in Note F are held by the broker-dealers as collateral. Throughout fiscal 1995, and as of September 15,1995, each reverse repurchase agreement has matured and has been renewed on a 30, 60, or 90 day basis. Management believes that the reverse repurchase agreements can be periodically renewed until the Notes mature. All reverse repurchase agreements are with major broker-dealers and are secured by U.S. Government Agency obligations. The following is a summary of information as of June 30, 1995 on the securities sold under agreements to repurchase and the repurchase liability:


                                                           MATURES
                                                          LESS THAN       MATURES
                                                           30 DAYS     30 TO 90 DAYS      TOTAL
                                                        ------------   ------------   ------------
Carrying Amount of Collateral .......................   $ 61,358,666   $ 51,901,695   $113,260,361
Market Value of Collateral ..........................     61,009,938     52,036,056    113,045,994
Repurchase Liability ................................     60,692,406     51,509,063    112,201,469
Accrued Interest Receivable
  on Collateral .....................................        317,678        186,969        504,647


     The amount at risk, defined as the greater of the market value or carrying amount plus the accrued coupon interest less the repurchase liability and the interest due to the broker-dealer on the repurchase liability, under the reverse repurchase agreements with Dean Witter Reynolds Inc. exceed 10% of shareholder's equity. The amount at risk was $1,058,657 and the reverse repurchase agreements had maturities of 87 days as of June 30, 1995.

NOTE L. BENEFIT PLANS.

     The Company and its subsidiaries have a contributory profit-sharing plan in which all qualified employees who have completed one year of employment with the Company are included. The amount of the annual contribution, which may not exceed 15% of earnings before income taxes, is determined by the Company's Board of Directors. At June 30, 1995, the Company has no accrual for fiscal 1995.

     The Company and its subsidiaries also have a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code. The Company makes contributions on behalf of eligible employees to fund this plan. In connection with this 401(k) Plan, participants can voluntarily contribute up to 15% of their compensation to this plan, and the Company will match their contribution up to 2%. At June 30, 1995, the Company has accrued $48,000 for this matching contribution.

     Additionally, effective February 1, 1993, the Company began self-funding its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. At June 30, 1995, the Company has accrued an amount representing the Company's estimate of incurred but not reported claims.

NOTE M. CONVERTIBLE SUBORDINATED DEBENTURE.

     In conjunction with the purchase of the Notes described in Note F, USAI issued a $6 million 8% subordinated debenture to ML, the terms of which require principal payments as the Notes mature and quarterly interest payments. In June 1995, USAI reduced the principal balance of the debenture by prepaying $1 million to ML and making a payment of $465,788 to ML upon the sale of the $13 million par value Note. Future principal payments to be made over the next two years based upon the amount outstanding at June 30, 1995 are $3,575,014 in fiscal 1997 and $959,198 in fiscal 1998, which will be paid to ML as the Notes mature.

     Additionally, due to the transaction between USAI and ML described in Note N, the debenture agreement between USAI and ML was amended so as to be convertible at the option of ML into preferred stock at a cost of $7.00 per share for each dollar of par value outstanding.

NOTE N. SHAREHOLDERS' EQUITY.

     In a private placement on October 27, 1989, Frank E. Holmes and the F.E. Holmes Organization, Inc. acquired control of the Company by purchasing for $2,200,000 550,000 shares of the Company's Common stock and warrants to acquire an additional 550,000 shares of Common stock at $4.00 per share. These warrants include a provision for adjustment to the number of warrants and exercise price in the event additional securities are issued at an amount below the exercise price of such outstanding warrants. At June 30, 1994, there were outstanding Common stock warrants to purchase 586,122 shares at $3.75 per share expiring October 1994. Effective August 11, 1994 such warrants were cancelled and new agreements were approved providing for warrants to acquire 586,122 shares of common stock at the August 11, 1994 market price of $4.00 per share expiring October 1999 which were all outstanding as of June 30, 1995.

     In December 1991, the Company issued to Mr. Holmes options to purchase 400,000 shares of Common stock at $2.625 per share which equaled or exceeded the fair value of the stock on the date of grant. During fiscal 1992, the Board of Directors approved the issuance of 100,000 shares of Preferred stock to F.E. Holmes Organization, Inc. in exchange for 100,000 shares of its Common stock. Mr. Holmes now owns approximately 68.27% of the outstanding shares of the Company's Common stock, which is the only class of the Company's stock having voting rights.

     During fiscal 1993, warrants covering 750,000 shares of Preferred stock were exercised, and warrants covering 80,957 shares of Preferred stock expired. At June 30, 1993, 1994 and 1995 the Company had no outstanding Preferred stock warrants.

     In March 1985, the Board of Directors adopted an Incentive Stock Option Plan (the "1985 Plan"), amended in November 1989 and December 1991, which provides for the granting of options to purchase 200,000 shares of the Company's Preferred stock, at or above fair market value, to certain executives and key salaried employees of the Company and its subsidiaries. Options under the 1985 Plan may be granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company's stock and up to ten years for other employees. During the 1991 fiscal year, options covering 150,000 shares of Preferred stock were granted at prices ranging from $1.50 to $1.65. During the fiscal year 1994, options covering 10,500 shares were granted at an exercise price of $4.25 per share. During the fiscal year 1995, options covering 42,500 shares were granted at exercise prices ranging from $2.625 to $4.50 per share. As of June 30, 1995, options covering 79,000 shares have been exercised and options covering 5,000 shares have expired. The 1985 plan expired December 31, 1994; as a consequence, there will be no further option grants under the 1985 plan.

     In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (the "1989 Plan"), amended in December 1991, which provides for the granting of options to purchase 800,000 shares of the Company's Preferred stock to directors, officers and employees of the Company and its subsidiaries. Since adoption of the 1989 Plan, options for 780,000 shares were granted at prices ranging from $1.50 to $5.69 per share, which equaled or exceeded the fair market value at date of grant. During the fiscal year 1993, options covering 5,000 shares were granted at an exercise price of $3.00. During the fiscal year 1994, options covering 22,000 shares were granted at exercise prices ranging from $4.75 to $5.69 per share. During the fiscal year 1995 options covering 7,000 shares were granted at exercise prices ranging from $2.625 to $3.375 per share. As of June 30, 1995, options covering 252,500 shares have been exercised under this plan and options covering 4,700 shares have expired.

     Preferred stock options outstanding as of June 30, 1995 under the 1989 Plan are as follows:



          DATE OF                OPTION                 NUMBER
           GRANT                 PRICE               OUTSTANDING
         --------                ------              -----------
         11/07/89                $1.50                  50,000
         11/13/89                $2.25                 145,000
         12/06/91                $2.625                293,800
         9/24/92                 $3.00                   5,000
         2/16/94                 $5.69                  20,000
         5/16/94                 $4.75                   2,000
         12/15/94                $2.625                  2,000
         2/24/95                 $3.375                  5,000
                                                       -------
                                                       522,800


     On a per share basis, the holders of the Common stock and the non-voting Preferred stock participate equally in dividends as declared by the Company's Board of Directors, with the exception that any dividends declared must first be paid to the holders of the Preferred stock to the extent of 5% of the Company's after-tax prior year net earnings.

     The holders of the Preferred stock have a liquidation preference equal to the par value of $.05 per share. Certain Common stock is exchangeable on a one-for-one basis for Preferred stock.

     During fiscal year ended June 30, 1995, the Company purchased 35,000 shares of its preferred stock on the open market at an average price of $3.06 per share.

     At the end of September 1994, the Company and ML entered into a letter of intent pursuant to which ML would purchase a significant ownership interest in the Company. On December 7, 1994, the Company and ML entered into an agreement whereby the Company issued to ML one million shares of new class of convertible non-voting common stock (Class B) at $5.00 per share and warrant to purchase an additional one million shares of capital stock at $6.00 per share in consideration of an investment of $5 million. The warrant allows ML, at its option, to purchase either one million shares of Class A Common Stock or one million shares of Preferred Stock at a price of $6.00 per share during the six month period between October 1, 1997 and March 31, 1998. In addition, an existing $6 million subordinated debenture of the Company held by ML was amended so as to be convertible at the option of ML into Preferred Stock at a price of $7.00 per share. The aggregate number of shares of Preferred Stock ML could purchase under the warrant, by conversion with the promissory note and by conversion of its Class B Common Stock is 2,857,142 shares.

     Preferred shareholder approval for an increase in the number of authorized shares of Preferred Stock is required so that the Company may have sufficient shares of Preferred Stock in the event ML decides to convert its Class B shares to shares of Preferred Stock. On August 3, 1995, USAI shareholders approved an amendment to the Company's Restated Articles of Incorporation providing for an increase in the number of shares of Preferred Stock that the Company is authorized to issue by one million shares.

     ML can only convert its Class B shares to Class A shares after mutual fund shareholders approve continuation of the investment advisory agreements with the Company because the agreements contain a statutory contractual provision providing for automatic termination upon an assignment of the investment advisory agreement. Such conversion would be deemed a change in control and, thereby, an assignment of the contract.

     As part of the transaction, Mr. Frank E. Holmes, Chairman and CEO of the Company, exchanged 72,720 shares of the Company Class A Common Stock for 164,347 shares of ML common stock. In addition, subject to certain conditions, including obtaining mutual fund shareholder approvals in the future, the terms of the agreement require Mr. Holmes to exchange an additional 177,280 Class A common shares for 400,653 shares of ML, and ML to convert its Class B shares to Class A shares, whereupon ML would own more that 50% of the issued and outstanding voting shares of the Company, and Mr. Holmes would then own approximately 3% of the total outstanding common shares of ML.

     The conversion feature allowing ML to convert its Class B shares to Preferred Stock would allow ML to sell said shares in a public offering in the event mutual fund shareholder approval is not obtained. Alternatively, in the event Company Shareholders do not authorize additional Preferred Stock and/or mutual fund shareholders do not approve continuation of the Advisory Agreement with ML owning control of the Company, ML may opt, during prescribed periods in 1996 and 1997, to convert its investment to a US $5 million debenture payable by USAI over a two-year period from the date of ML's conversion. The interest rate on the debenture would be equal to an annual rate of 1% plus the annual rate of interest established by Bankers Trust of New York for U.S. dollar commercial demand loans to its U.S. customers.

     As discussed in Note P, certain changes in the Company's ownership may result in a limitation on the amount of net operating losses ("NOLs") that could be utilized under Section 382 of the Internal Revenue Code. The Company reviewed
Section 382 and has determined that no change in control/ownership, as defined by Section 382, occurred as a result of the fiscal 1995 transactions described above.

NOTE O. RELATED PARTY TRANSACTIONS.

     In addition to the Company's receivable from USF relating to investment management, transfer agent and other fees (see Note D), the Company had $2,673,156 and $1,006,151 invested in USF money market mutual funds at June 30, 1995 and 1994, respectively. Dividend income earned from these investments in USF totaled $132,881, $47,739 and $71,266 for the years ended June 30, 1995, 1994 and 1993 respectively.

     The Company and USF's contract with Bankers Trust Company ("Sub-Advisor") to provide sub-advisory services for certain USF funds was terminated effective November 21, 1993. As compensation for its services, the Sub-Advisor received from the Manager a fee based upon the average net assets of the fund. The Manager incurred $12,500 and $26,402 in sub- advisory fees to Bankers Trust during the 1994 and 1993 fiscal years, respectively, including $0, and $2,500 payable at June 30, 1994 and 1993, respectively.

     In connection with ML's investment in the Company as described in Note N, the Company's Board of Directors was expanded from five to nine and includes two ML representatives (including ML's Chairman and CEO); and, Mr. Holmes has been elected to ML's Board of Directors. During the fiscal year ended June 30, 1995 USAI purchased approximately 105,000 shares of ML common stock through USAI's brokerage account at Marleau, Lemire Securities Inc., ("MLSI") a subsidiary of ML for $181,778. After a 1 for 3 reverse stock split on June 23, 1995 USAI's position in ML common stock was converted to approximately 35,000 shares which represents less than 1% of the ML common shares outstanding.

     At various intervals during fiscal 1995, the Company purchased 700 put options on Eurodollar futures for premiums of $165,375 through Marleau, Lemire Futures which is a division of MLSI. The Company also purchased securities which MLSI was either the agent or underwriter of the share offering. The securities were purchased at a cost of $199,609 and had $58,120 of unrealized losses included in the Company's income statement as of June 30, 1995. Additionally, the Company purchased a security for $110,685 for which Griffiths McBurney & Partners acted as Agent. Eugene McBurney, a director of USAI from December 1994 to July 1995, is a partner in Griffiths McBurney & Partners. Mr. Renaud became a director of the Company in December 1994. At June 30, 1994 a $100,000 loan receivable between USAI and Hornchurch Investments Limited was outstanding. Loan proceeds were used by Hornchurch to purchase a debenture issued by Weider Europe B.V., an entity in which Mr. Renaud had a material interest. During November 1994 the loan was repaid to USAI along with interest due, and USAI recognized approximately $80,000 in income as a result of receiving a pro rata participation in the equity appreciation of the Hornchurch/Weider transactions.

     As  of  June  30,  1995,  USAI  has  accrued   approximately   $113,000  in
subordinated debenture interest payable to ML.

     There were additional related party transactions involving ML related to a joint venture to market mutual funds in Canada (see Note H) and the purchase of U.S. Government securities (see Note F).

NOTE P. INCOME TAXES.

     As discussed in Note B, in fiscal 1994 the Company adopted SFAS 109, which changed the method of accounting for income taxes.

     The differences in income taxes attributable to continuing operations determined by applying the U.S. federal statutory rate of 34% and the Company's effective tax rate are summarized as follows:


                                                                                             YEAR ENDED JUNE 30,
                                                                           ---------------------------------------------------------
                                                                              1995                   1994                    1993
                                                                           -----------            -----------            -----------
Tax expense at statutory rate ..................................           $(2,004,592)           $   262,132            $    31,098
Exercise of non-qualified stock options
  treated as equity for financial statements ...................               (59,885)              (191,186)                  --
Non-deductible membership dues .................................                13,825                  6,686                   --
Non-deductible meals & entertainment ...........................                17,668                  6,093                  2,768
Utilization of valuation allowance .............................                  --                 (249,042)                  --
Other ..........................................................                50,140                (13,348)                    41
                                                                           -----------            -----------            -----------
                                                                           $(1,982,844)           $   178,665            $    33,907
                                                                           ===========            ===========            ===========

     In fiscal 1993, prior to the adoption of SFAS 109, deferred income tax expense (benefit) resulted from timing differences as follows:


                                                                    YEAR ENDED
                                                                   JUNE 30, 1993
                                                                   -------------
Depreciation ................................................        $(24,822)
Annuity obligation ..........................................           1,193
Charitable contributions ....................................          (4,780)
Accrued expenses ............................................          (2,352)
Utilization of capital loss carryover .......................          16,671
Other .......................................................             831
                                                                     --------
                                                                     $(13,259)
                                                                     ========


     Deferred income taxes for fiscal 1995 and 1994, after adoption of SFAS 109, reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the net deferred tax asset as of July 1, 1993 (adoption of SFAS
109), June 30, 1994 and June 30, 1995 are presented below:


                                                                            JUNE 30,               JUNE 30,               JULY 1,
                                                                              1995                   1994                  1993
                                                                           -----------            -----------           -----------
Deferred Tax Assets
Book/tax differences in the balance sheet:
    Trading securities .........................................           $    33,995            $      --             $      --
    Marketable securities ......................................                  --                   40,642                  --
    Accumulated depreciation ...................................               106,100                 82,105                67,036
    Accrued expenses ...........................................                29,776                 20,160                21,093
    Annuity obligations ........................................                59,272                 61,170                62,940
    Net unrealized holding gain ................................               120,914                   --                    --
                                                                               350,057                204,077               151,069
                                                                           -----------            -----------           -----------
 Tax carryovers:
    NOL carryover ..............................................             2,044,251                102,778               240,212
    Contributions carryover ....................................                44,635                 18,829                 4,780
    Investment credit carryover ................................                34,472                 37,615                53,401
    Minimum tax credits ........................................                56,786                 63,144                  --
                                                                           -----------            -----------           -----------
                                                                             2,180,144                222,366               298,393
                                                                           -----------            -----------           -----------
                                                                             2,530,201                426,443               449,462
 Less valuation allowance ......................................                  --                     --                (249,042)
                                                                           -----------            -----------           -----------
 Deferred tax asset ............................................             2,530,201                426,443               200,420
                                                                           -----------            -----------           -----------
 Deferred Tax Liabilities
 Investment securities available-for-sale ......................              (120,914)                  --                    --
                                                                           -----------            -----------           -----------
 Net deferred tax asset ........................................           $ 2,409,287            $   426,443           $   200,420
                                                                           ===========            ===========           ===========


     For federal income tax purposes at June 30, 1995, the Company has NOLs of approximately $6,012,000 which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $131,000 expiring 1998-2000, investment credits of $34,472 expiring in 1998 and minimum tax credits of $56,786 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of net operating losses ("NOLs") that could be utilized under Section 382 of the Internal Revenue Code. The Company reviewed
Section 382 and has determined that no change in control/ownership, as defined by Section 382, occurred as a result of the fiscal 1995 transactions described in Note N. If certain changes in the Company's ownership should occur subsequent to June 30, 1995, there could be an annual limitation on the amount of NOLs that could be utilized.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. The valuation allowance of $249,042 at July 1, 1993 was reversed during fiscal 1994 due to the substantial increase in taxable income and management's reassessment of the likelihood of realization of the deferred tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Within twenty-four months prior to the date of Registrant's most recent financial statement, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles or practices or financial statement disclosure has been filed with the Commission.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The directors and executive officers of the Company are as follows:

    NAME                   AGE                    POSITION

John A.M. Budden ........  52 ...  Mr. Budden has been a Director of the Company since  October  1989.  John Budden,  d.b.a.
                                     John  Budden,   Associated   Person  as  an
                                     Introducing  Broker  for Refco  Inc.,  from
                                     March 1995 to present.  John Budden, d.b.a.
                                     John Budden, Registered Investment Advisor,
                                     Mutual Fund Analyst, from September 1993 to
                                     present.   Contributing   writer  for  CNBC
                                     Insight,  an investment  letter/broadcaster
                                     from June 1993 to September 1994.  Formerly
                                     a  Director  of  Dundee   Capital  Inc.,  a
                                     Canadian publicly traded financial services
                                     company,  and a Director and Vice President
                                     of  Goodman & Company,  a private  Canadian
                                     investment   counsellor   and  a  Director,
                                     President  and Chief  Executive  Officer of
                                     Dynamic  Fund  Management  Ltd.,  a private
                                     Canadian  mutual fund manager from December
                                     1990 to August 1992. From September 1989 to
                                     November   1990,   he   was  a   registered
                                     representative  and portfolio  manager with
                                     BBN James Capel Inc., investment dealers.

Jerold H. Rubinstein .... 56 ...   Mr.  Rubinstein  has been a  Director  of the
                                     Company since  October 27, 1989.  Since May
                                     1986 he has served as Chairman of the Board
                                     of Directors and as Chief Executive Officer
                                     of  DMX   Inc.,   (formerly   International
                                     Cablecasting    Technologies,    Inc.),   a
                                     publicly-traded media technology company.

Bobby D. Duncan ........   38 ...  President of the Company since September 1995
                                     and Chief  Operating  Officer  since  1993.
                                     Formerly Executive Vice President and Chief
                                     Financial   Officer  of  the  Company  from
                                     October   27,  1989  to   September   1995.
                                     Executive Vice  President,  Chief Operating
                                     Officer  of  USF  since   September   1995,
                                     formerly  was  Executive  Vice   President,
                                     Chief Financial Officer and Chief Operating
                                     Officer  of  USF  from   October   1989  to
                                     September  1995.  CEO,   President,   Chief
                                     Operating  Officer of USSI since  September
                                     1994.  Director of A&B Mailers,  Inc. since
                                     February 1988 and Chairman since July 1991.
                                     Director   of  the   Company   since  1986.
                                     Director,  Executive  Vice  President,  and
                                     Chief  Financial   Officer  of  ST&FC  from
                                     November 1991 to March 1994. Vice President
                                     and   Trustee  of   Pauze'/Swanson   United
                                     Services Funds since  November 1993,  Chief
                                     Financial  Officer  from  November  1993 to
                                     September  1995.  Executive Vice President,
                                     Chief  Operating  Officer of Accolade Funds
                                     since April 1993,  Chief Financial  Officer
                                     from   April   1993  to   September   1995.
                                     President,   CEO  and   Trustee  of  United
                                     Services  Insurance  Funds since July 1994.
                                     Director  and Chief  Financial  Officer  of
                                     United Services  Advisors Wealth Management
                                     Inc. since February 13, 1995.

Victor Flores ..........   31 ...  Executive Vice  President,  Chief  Investment
                                     Officer and  Director of the Company  since
                                     February 1994.  Executive  Vice  President,
                                     Chief Investment Officer of the Funds since
                                     February 1994.  Portfolio Manager U.S. Gold
                                     Shares  Fund since  November  1992 and U.S.
                                     World   Gold  Fund  since   January   1990.
                                     Portfolio  Manager,  U.S. Global  Resources
                                     Fund,  from January 1990 to November  1992.
                                     Formerly Vice President, Portfolio Manager of United Services Advisors, Inc. (July 1993 - February 1994).

Frank E. Holmes ........   40 ...  Chairman of the Board of Directors  and Chief
                                     Executive  Officer  of  the  Company  since
                                     October 27,  1989,  President  from October
                                     1989 to September  1995.  Director of ST&FC
                                     since  November  1991.   President,   Chief
                                     Executive  Officer and Trustee of USF since
                                     October 1989.  President,  Chief  Executive
                                     Officer and Trustee of Accolade Funds since
                                     April  1993.   Director  of  U.S.  Advisors
                                     (Guernsey)   Limited,   a   wholly-   owned
                                     subsidiary of Advisor,  and of the Guernsey
                                     Funds  managed by that Company since August
                                     1993.  Trustee  of  Pauze'/Swanson   United
                                     Services   Funds   since   November   1993.
                                     Director of Franc-Or  Resource Corp.  since
                                     November 1994. Director of Marleau,  Lemire
                                     Inc. since January 1995. Director and Chief
                                     Executive   Officer   of  United   Services
                                     Advisors   Wealth   Management  Inc.  since
                                     February 1995. Formerly a Director of Merit
                                     Investment Corporation.

Hubert Marleau .........   52 ...  Director of the Company since  December 1994.
                                     Chairman of United Services Advisors Wealth
                                     Management  Inc.,  an  investment  advisor,
                                     since  February  1995.  Chairman,   CEO  of
                                     Marleau, Lemire Inc., a Canadian investment brokerage firm, since 1989.

Richard J. Renaud ......   49 ...  Director of the Company since  December 1994.
                                     Director   of  United   Services   Advisors
                                     (Guernsey) Ltd. since July 1993.  Chairman,
                                     CEO  of  Weider  Health  &  Fitness,   Inc.
                                     Director of ICON Health and  Fitness,  Inc.
                                     Director  of  Marleau,   Lemire  Inc.  Vice
                                     Chairman  and  Director of Benvest  Capital
                                     Inc., merchant banking firm, from September
                                     1992 to September  1994. Was Vice Chairman,
                                     Director of Dundee Capital Inc., a merchant banking firm, from January 1987 to May 1992.

Roy D. Terracina .......   49 ...  Director of the Company since  December 1994.
                                     Director of ST&FC since August 1992.  Owner
                                     of Sunshine Consulting, investment company,
                                     since  January  1994.   Owner/President  of
                                     Sterling Foods, Inc., food manufacturer, from May 1984 to December 1993.

Eric W. Farr ............  48 ...  Vice President,  Information  Services of the
                                     Company and USF since June 1987.

Marie A. Kriley .........  53 ...  Vice  President,   Mailing  Services  of  the
                                     Company since December  1991.  President of
                                     A&B Mailers, Inc. since February 1983.

Charles W. Lutter, Jr. ..  51 ...  Serves as  Consultant  to  Company  effective
                                     September 1, 1995.  Vice  President-Special
                                     Counsel and  Secretary  of the Company from
                                     November   1993  to   August   1995.   Vice
                                     President,  Associate General Counsel,  and
                                     Secretary  from  January  1991 to  November
                                     1993.  Vice  President and Secretary of USF
                                     from  January  1991 to  August  1995.  Vice
                                     President and Secretary of USSI,  Secretary
                                     of A&B Mailers,  Inc.  from January 1991 to
                                     August  1995,  and  Assistant  Secretary of
                                     ST&FC  from July 1993 to  August 31,  1995.
                                     Vice President, Secretary of Accolade Funds
                                     from April 1993 to August 31, 1995. Private
                                     practice  of law from  October to  December
                                     1990 and from July  1983 to May 1987.  From
                                     May   1987  to   September   1990,   Senior
                                     Corporate  Attorney  for  La  Quinta  Motor
                                     Inns, Inc.

Teresa G. Rowan ........   31 ...  Vice President, Mutual Fund Accounting of the
                                     Company   since   February    1995.    Vice
                                     President,   Chief  Financial  Officer  and
                                     Chief  Accounting   Officer  of  USF  since
                                     September  1995.  Served as Vice President,
                                     Chief Accounting  Officer,  Treasurer,  and
                                     Controller  of USF from  March  3,  1995 to
                                     September 1995. Vice President, Mutual Fund
                                     Accounting  of USSI since  March 13,  1995.
                                     Vice    President    and    Treasurer    of
                                     Pauze'/Swanson  United Services Funds since
                                     March  8,  1995,  Chief  Financial  Officer
                                     since  September  1995,   Chief  Accounting
                                     Officer from March 1995 to September  1995.
                                     Vice President,  Chief  Financial  Officer,
                                     Chief  Accounting  Officer,   Treasurer  of
                                     Accolade   Funds  since   September   1995.
                                     Employee of the Company from October 1986 to present.

Jane K. Hatton .........   28 ...  Vice  President,   Chief  Financial  Officer,
                                     Chief  Accounting  Officer,  Controller and
                                     Treasurer  of the Company  since  September
                                     1995.   Controller   of  the  Company  from
                                     December 1994 to September 1995. Accounting
                                     Manager of the Company from  November  1992
                                     to  December  1994.  From  1989 to 1992 was
                                     Senior Auditor at Price Waterhouse.

John W. Teter ..........   50 ...  Vice  President,  Corporate  Planning  of the
                                     Company   since   December    1991.    Vice
                                     President, Corporate Planning of USSI since
                                     February 1990.


Susan B. McGee .........   36 ...  Vice  President,  Corporate  Secretary of the
                                     Company  from  September  1995 to  present;
                                     Associate   Counsel  from  August  1994  to
                                     present.  Vice President,  Secretary of USF
                                     since   September   1995.  Vice  President,
                                     Counsel  to ST&FC  from  September  1992 to
                                     present;   Vice  President-  Operations  of
                                     ST&FC from May 1993 to December 1994.

Thomas D. Tays ..........  38 ...  Vice  President-Special  Counsel,  Securities
                                     Specialist,    Director   of    Compliance,
                                     Assistant  Secretary  of the  Company  from
                                     September   1995  to   present;   Associate
                                     Counsel, Assistant Secretary of the Company
                                     from September 1993 to September 1995. Vice
                                     President,  Securities Specialist, Director
                                     of Compliance  and  Assistant  Secretary of
                                     USF since  September  1995.  Vice President
                                     and  Secretary  of  Accolade   Funds  since
                                     September 1995, was Assistant Secretary from September 1994 to September 1995. Vice President, Secretary of United Services Insurance Funds from June 1994 to present. Private practice of law from 1990 to August 1993.

     None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

     Each member of the Board of Directors is elected for a one-year term or until their successors are elected and qualify. The executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The Company does not have a Nominating Committee. The Board created a Compensation Committee consisting of Messrs. Budden, Holmes, Renaud and Rubinstein. The Company's Audit Committee consists of Messrs. Budden, Duncan, Renaud, Rubinstein and Terracina. The Board of Directors Stock Option Committee consists of Messrs. Budden and Rubinstein.

COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

     Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10 percent of the Company's Preferred Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1995 all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

                                                SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                                                                                    COMPENSATION
                                                                                            ----------------------------
                                                    ANNUAL COMPENSATION                                 AWARDS
------------------------------------------------------------------------------------------------------------------------
(a)                                   (b)        (c)            (d)            (e)              (f)             (g)
                                                                              OTHER
                                                                              ANNUAL             6
                                                                           COMPENSATION      RESTRICTED
NAME AND                                                1,2           2            3        STOCK AWARDS      OPTIONS/ 4
PRINCIPAL POSITION DURING FY 95       YEAR     SALARY ($)    BONUS ($)         ($)               ($)           SARs (#)
------------------------------------------------------------------------------------------------------------------------
Frank E. Holmes ....................  1995     $303,835       $ 2,098       $46,326         $  288                   0
Chairman                              1994     $308,343       $74,024       $34,754                                  0
Chief Executive Officer               1993     $302,564       $     0       $30,364                                  0

Victor Flores ......................  1995     $150,292       $65,877       $14,877         $  288              17,000
Exec. V.P                             1994     $ 93,864       $97,848       $ 3,504                             30,000
Chief Investment Officer              1993     $ 42,917       $15,089       $ 1,222                                  0

Bobby D. Duncan ....................  1995     $103,854       $24,862       $16,820         $3,163                   0
President                             1994     $103,536       $15,963       $12,619                                  0
Chief Operating Officer               1993     $ 90,564       $ 5,745       $18,909                                  0

Charles W. Lutter, Jr ..............  1995     $ 93,854       $11,193       $ 7,918         $  288               2,000
                                      1994     $ 92,043       $ 9,395       $ 3,306                                  0
                                      1993     $ 82,564       $ 1,083       $ 5,303                                  0

     The Company has intentionally omitted columns (h), and (i) as they are non applicable.

     1    Includes amounts  identified for 401(k) contributions and amounts for Company Savings Plans.  The amounts are calculable through to the end of the June 30, 1995 fiscal year.

     2    Does not include the cost to the Company of incidental personal use of automobiles  furnished  by the  Company for use in its  business  and certain  other  personal  benefits.  The  Company  believes  that  the aggregate amounts of such omitted personal benefits do not exceed the lesser  of  $50,000  or 10% of the  total of annual salary or bonus reported for the named executive officers in columns (c) and (d).

     3    Other  compensation  including  perquisites  exceeding  25%  of  total perquisites:

                   NAME                  DESCRIPTION            1995            1994            1993
          ---------------------------   --------------        --------        --------        --------
          Frank E. Holmes ...........   Trustee fees          $ 24,000        $ 28,000        $ 21,500
                                        Profit sharing        $ 12,941        $      0        $    871
          Victor Flores .............   Profit sharing        $ 10,183        $      0        $  1,195
                                        401 (k) match         $  3,000        $  3,000        $      0
          Bobby D. Duncan ...........   Car allowance         $  8,523        $  8,523        $  8,523
                                        Profit sharing        $  6,202        $      0        $  5,649
          Charles W. Lutter, Jr. ....   Profit sharing        $  4,540        $      0        $      0
                                        401 (k) match         $  2,101        $  2,029        $  1,673
                                        Secretary fees        $      0        $      0        $  2,400

     4    All options pertain to Company preferred stock.

     5    Principal position on September 25, 1995.  Mr. Lutter was V.P.-Special Counsel and Secretary of the Company
          until August 31, 1995.

     6.   Restricted stock balances of the Company's preferred stock as of June 30, 1995:

                                            # OF RESTRICTED            VALUE OF RESTRICTED
                   NAME                   SHARES HELD @ 6/30/95       SHARES HELD @ 6/30/95
          ---------------------------     ---------------------       ---------------------
          Frank E. Holmes ...........               100                       $   263
          Victor Flores .............               100                       $   263
          Bobby D. Duncan ...........             1,100                       $ 2,888
          Charles W. Lutter, Jr. ....               100                       $   263

          No dividends have ever been paid on the Company's preferred stock.  However, the restricted stock would receive dividends if declared.


INCENTIVE COMPENSATION

     Effective July 1, 1993, the Company implemented a team performance pay program based on each employee's annual salary to recognize monthly completion of departmental goals. Effective July 1, 1995 a portion of the team bonus became payable in the Company's preferred stock. The Company also implemented semi-annual perfect attendance awards based on employee classification.


PROFIT SHARING PLAN

     In June 1983, the Company adopted a profit sharing plan in which all qualified employees who have completed one year of employment with the Company are included. Subject to Board action, the Company may contribute 15% of its net income before taxes during each fiscal year, limited to 15% of qualifying salaries, to a trust, the beneficiaries of which are the eligible employees of the Company. The Company's contribution to the trust is then apportioned to each employee's account in the trust in an amount equal to the percentage of the total basic compensation paid to all eligible employees which each employee's individual basic compensation represents. An employee generally becomes eligible to receive a distribution from the trust upon the occurrence of retirement, death, total disability or termination. Distributions of an employee's account may be made either in one lump sum or in installments over a period not exceeding 15 years. For the fiscal year ended June 30, 1995 the Company did not contribute to the profit sharing plan. There have been no recent material changes to the plan.

401(K) PLAN

     The Company adopted a 401(k) Plan in October 1990 for the benefit of all employees. The Company will contribute 50 cents for every $1.00 of the first 4% of an employee's pay deferment. The Company will make contributions to employee accounts at the end of each plan year if the employee is still employed on that date. New employees may enroll on any quarterly entry date following six months of employment. The Plan offers thirteen different investment options which represent different levels of risk and return. Employees have the option to invest in one of eleven of the USF funds offered, the Company's Preferred Stock or the Bonnel Growth Fund. For the fiscal year ended June 30, 1995, the Company has accrued $48,000 for its 401(k) Plan matching contribution.

SAVINGS PLANS

     The Company has continued the program started during fiscal 1993 pursuant to which it offers senior employees, including its executive officers, an opportunity to participate in savings programs utilizing USF, which was accepted by essentially all such employees. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, if such employees contribute monthly to the USF Tax Free Fund, the Company will match these contributions on a limited basis. Under each program, if the employee ceases to make personal contributions or withdraws the money, their participation in the program is terminated and they may not participate in the future.

STOCK OPTION PLANS

     In March 1985, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("1985 Plan") which was approved by the shareholders of the Company on April 2, 1985. Under the terms of the 1985 Plan, certain executives and key salaried employees of the Company and its subsidiaries were granted options to purchase shares of the Company's Preferred Stock. The maximum number of shares of Preferred Stock authorized for issuance under the 1985 Plan was 200,000 shares (subject to adjustment in the event of reorganization, merger, consolidation, liquidation, recapitalization, or stock splits). Shares subject to purchase pursuant to an option granted under the 1985 Plan may be either authorized but unissued shares or shares that were once issued and subsequently reacquired by the Company.

     The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991 it was amended to provide provisions to cause the Plan and future grants under the Plan to qualify under 1934 Act Rule 16b-3. The 1985 Plan was administered by a committee consisting of the two outside members of the Board of Directors of the Company. The 1985 Plan terminated on December 31, 1994.

     Options granted under the 1985 Plan were granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company's stock and for up to ten years for other employees. The options were granted at an exercise price of not less than 100% of the fair market value as of the date of the grant, or 110% of the fair market value in the case of any officer or employee holding in excess of 10% of the combined voting power of the Company's stock. The aggregate fair market value of the Preferred Stock for which any employee was granted options in any calendar year could not exceed $100,000 plus any unused carry-over from a preceding year. During fiscal 1995 options covering 42,500 shares were granted at prices ranging from $2.625 to $4.50 per share. All of the options were granted at or above market price on the date of the grant. To date 79,000 option grants have been exercised under the 1985 Plan; and, grants covering 5,000 shares have expired.

     In November 1989 the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (the "1989 Plan") which provides for the granting of options to purchase shares of the Company's Preferred Stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, the 1989 Plan was amended to provide provisions to cause the Plan and future grants under the Plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of two outside members of the Board of Directors. The maximum number of shares of Preferred Stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 1995 there were 7,000 shares granted at exercise prices ranging from $2.625 to $3.375 per share. All options were granted at or above market price on the date of grant. To date, 252,500 options have been exercised under the 1989 Plan; and 4,700 options have expired.

     The Board of Directors, at a meeting held on July 14, 1992, amended the Stock Option Agreement for stock options granted during November 1989 to provide for an option period of ten years. The amendment was accepted by all optionees.

     The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values.



        (a)                                     (b)              (c)                (d)                   (e)
                                                                                  NUMBER OF       VALUE OF UNEXERCISED
                                                                                 UNEXERCISED         IN THE MONEY
                                              SHARES                            OPTIONS/SARS AT      OPTIONS/SARS AT
                                            ACQUIRED ON         VALUE             FY-END (#)           FY-END ($)
     NAME                                   EXERCISE (#)       REALIZED          EXERCISABLE/         EXERCISABLE/
                                                                                UNEXERCISABLE        UNEXERCISABLE
     ----                                   ------------       --------         ---------------   --------------------
Frank E. Holmes .......................        -0-              $ -0-              200,000              $63,750
Chairman,
Chief Exec. Officer

Bobby D. Duncan .......................        -0-              $ -0-               95,000              $31,875
President
Chief Operating Officer

Victor Flores .........................        -0-              $ -0-               50,000              $ 1,125
Executive Vice President
Chief Investment Officer

Charles W. Lutter, Jr .................        -0-              $ -0-               12,000                $ -0-


COMPENSATION OF DIRECTORS

     The Company pays non-employee directors, Messrs. Budden, Marleau, Renaud, Rubinstein and Terracina, $500 per meeting and grants them options under the Company's stock option plans. Their compensation is subject to a minimum of $3,000 in any quarter. During the fiscal year ended June 30, 1995 Messrs. Budden and Rubinstein each received cash compensation of $12,000 and Messrs. Marleau, Renaud and Terracina each received cash compensation of $6,000. Mr. Terracina is also a Director of ST&FC where he received cash compensation of $2,400. Mr. Renaud is also a Director of U.S. Advisors (Guernsey) Ltd. for which he received no cash compensation. No stock options were granted during the fiscal year. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors.

REPORT ON EXECUTIVE COMPENSATION

     Effective February 1995 the Executive Compensation Committee of the Registrant's Board of Directors was comprised of Messrs. Budden, Holmes, Renaud and Rubinstein.

     The Company's program regarding compensation of executive officers is different from most public corporations' programs due to the concentration of control in one individual. When Mr. Holmes' compensation is reviewed by Messrs. Budden, Renaud and Rubinstein, Mr. Holmes is not present nor does he participate in the final decision. The Compensation Committee did not meet during fiscal year 1995. Mr. Holmes, Chairman and Chief Executive Officer of the Company, owns 68.3% of the Company's Common Stock. He informs the Board of Directors as to the amount of his proposed remuneration and that of the Company's other executive officers. Mr. Holmes recognizes that Registrant is a small business and believes that an acceptable base compensation should reflect an amount competitive with industry peers taking into account the relative cost of living in San Antonio, Texas. The base pay of the executives is relatively fixed but the executive has the opportunity to increase his/her compensation by (1) participating in team building programs in order to enhance operational and fiscal efficiencies throughout the Company with a percent of resulting savings flowing to the executive; and (2) participating directly in retirement and savings programs whereby the Company will contribute amounts relative to the executive's contribution.

     The Company utilizes option grants under the 1985 Plan and the 1989 Plan to induce qualified individuals to join the Company with a base pay consistent with the foregoing -- providing the individual with an opportunity to benefit if there is significant Company growth. Similarly, options are utilized to reward existing employees for long and faithful service and to encourage them to stay with the Company. Messrs. Budden and Rubinstein constitute the Stock Option Committee of the Board of Directors. This Committee acts upon recommendations of the President and Executive Vice Presidents. Shares available for stock option grants under the 1989 Plan aggregate to less than 26,700 shares remaining. There were grants from the 1985 Plan during December 1994, prior to Plan expiration, to officers and employees of the Company for outstanding work, and to a new hire. There were grants from the 1989 Plan during the fiscal year to officers and employees of the Company.

     Submitted  by  the  Executive   Compensation  Committee  of  the  Board  of
Directors:  John  Budden;  Frank  E.  Holmes,  Richard  Renaud;  and  Jerold  H.
Rubinstein.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors consists of John Budden, Jerold Rubinstein, Richard Renaud and Frank E. Holmes, Chairman and Chief Executive Officer. Mr. Renaud, a member of the Committee is also a member of the ML Board and serves on its Executive, Audit and Compensation Committees. In addition, he is a director of U.S. Advisors (Guernsey) Ltd. Mr. Holmes is a director of ML and serves on its Management Committee and is also a director of United Services Advisors Wealth Management Inc., a joint venture owned by the Company and ML. ML, the Company and Mr. Holmes have entered into agreements that may lead to a change in control of the Company. (See Item 7 to this Form 10-K).

COMPANY PERFORMANCE PRESENTATION

     The following graph compares the cumulative total return for the Company's Preferred Stock to the cumulative total return for the S&P 500 Composite Index and the S&P Financial Index for the Company's last five fiscal years. The graph assumes an investment of $100 in the Preferred Stock and in each index as of June 30, 1990, and that all dividends were reinvested.



                 (LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW)

                                     S&P              S&P       UNITED SERVICES
                                     500           FINANCIAL     ADVISORS, INC.
                                     ---           ---------    ---------------
  Jun-90 ..............            100.00           100.00           100.00
  Jul-90 ..............             99.47            95.05           100.00
  Aug-90 ..............             90.09            82.96           127.27
  Sep-90 ..............             86.32            73.14           122.73
  Oct-90 ..............             85.75            66.55           109.09
  Nov-90 ..............             90.88            77.97           109.09
  Dec-90 ..............             94.02            83.20           113.64
  Jan-91 ..............             97.93            89.59           127.27
  Feb-91 ..............            104.51            99.21           136.36
  Mar-91 .............             107.63           105.46           168.18
  Apr-91 ..............            107.66           106.36           177.27
  May-91 ..............            111.81           111.55           195.45
  Jun-91 ..............            107.39           104.78           181.82
  Jul-91 ..............            112.21           110.68           190.91
  Aug-91 ..............            114.41           115.30           163.64
  Sep-91 ...............           113.12           115.42           145.45
  Oct-91 ..............            114.47           116.69           172.73
  Nov-91 ..............            109.44           108.56           163.64
  Dec-91 ..............            122.54           125.26           200.00
  Jan-92 ..............            120.10           123.16           209.09
  Feb-92 ..............            121.25           127.94           236.36
  Mar-92 ..............            119.46           126.07           200.00
  Apr-92 ..............            122.79           127.36           190.91
  May-92 ..............            122.91           129.62           190.91
  Jun-92 ..............            121.73           133.06           222.73
  Jul-92 ..............            126.52           136.41           236.36
  Aug-92 ..............            123.49           129.93           218.18
  Sep-92 ..............            125.57           135.18           245.45
  Oct-92 ..............            125.84           138.30           250.00
  Nov-92 ..............            129.64           147.35           236.36
  Dec-92 ..............            131.86           154.44           222.73
  Jan-93 ..............            132.79           159.58           218.18
  Feb-93 ..............            134.19           162.67           218.18
  Mar-93 ..............            137.60           169.93           272.73
  Apr-93 ..............            134.10           164.15           381.82
  May-93 ..............            137.15           163.43           381.82
  Jun-93 ..............            138.26           172.66           363.64
  Jul-93 ..............            137.52           175.84           409.09
  Aug-93 ..............            142.26           180.16           345.45
  Sep-93 ..............            141.81           184.52           290.91
  Oct-93 ..............            144.57           173.59           345.45
  Nov-93 ..............            142.70           167.36           354.55
  Dec-93 ..............            145.09           171.48           409.09
  Jan-94 ..............            149.81           180.35           418.18
  Feb-94 ..............            145.31           170.08           381.82
  Mar-94 ..............            139.63           164.00           390.91
  Apr-94 ..............            141.25           169.35           318.18
  May-94 ..............            143.00           177.97           354.55
  Jun-94 ..............            140.23           173.68           336.36
  Jul-94 ..............            144.65           177.38           309.09
  Aug-94 ..............            150.10           183.15           309.09
  Sep-94 ..............            147.10           170.85           336.36
  Oct-94 ..............            150.16           173.27           300.00
  Nov-94 ..............            144.23           162.61           272.73
  Dec-94 ..............            147.07           165.54           236.36
  Jan-95 ..............            150.64           175.61           245.45
  Feb-95 ..............            156.07           184.85           245.45
  Mar-95 ..............            160.34           186.52           245.45
  Apr-95 ..............            164.81           192.81           245.45
  May-95 ..............            170.80           207.23           200.00
  Jun-95 ..............            175.59           209.45           190.91


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    CLASS A COMMON STOCK

     At August 31, 1995 there were 567,279 shares of the Company's Class A Common Stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's Class A Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Class A Common Stock.


                                                                                             OUTSTANDING              PERCENT OF
NAME AND ADDRESS                                                COMMON SHARES                  SHARES                SHARES ISSUED
OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED                OWNED                 OUTSTANDING
-------------------                                           ------------------             -----------             -------------

Frank E. Holmes .................................                1,373,402(1)                  387,280                   68.27%
7900 Callaghan Road
San Antonio, TX 78229

Marleau, Lemire Inc. ............................                   72,720(2)                   72,720                   12.82%
1 Place Ville Marie
Suite 3601
Montreal, Quebec H3B 3P2

Moneyco, Inc. ...................................                   64,140                      64,140                   11.31%
1740 Broadway
New York, NY 10019


(1)  Includes 586,122 shares of Common Stock underlying presently exercisable Common Stock Warrants held by Mr. Holmes and F. E. Holmes Organization Inc.; 102,280 shares of Common Stock owned by F. E. Holmes Organization Inc., a corporation wholly-owned by Mr. Holmes;  400,000 shares obtainable upon exercise of a Common Stock option issued to Mr. Holmes; and 285,000 shares owned directly by Mr. Holmes.

(2)  Marleau, Lemire Inc. holds a warrant to acquire one million shares of the Company's Class A Common or Preferred
     Shares at $6.00 per share during a six month period between October 1, 1997 and March 31, 1998.  Shares shown in this table do not reflect this warrant.


CLASS B COMMON STOCK

     At August 31, 1995 there were 1,000,000 shares of the Company's Class B Common Stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's Class B Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Class B Common Stock.


NAME AND ADDRESS                                            COMMON SHARES                OUTSTANDING                 PERCENT OF
OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED              SHARES OWNED            SHARES OUTSTANDING
-------------------                                      ------------------              ------------            ------------------
Marleau, Lemire Inc.                                          1,000,000                    1,000,000                    100%
1 Place Ville Marie
Suite 3601
Montreal, Quebec H3B 3P2


     PREFERRED STOCK

     At August 31, 1995 there were 4,971,695 shares of the Company's Preferred Stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's Preferred Stock by each person known by the Company to own 5% or more of the outstanding shares of Preferred Stock.


            NAME AND ADDRESS                                                          PREFERRED SHARES                   PERCENT
            OF BENEFICIAL OWNER                                                      BENEFICIALLY OWNED                  OF CLASS
            -------------------                                                      ------------------                  --------
Updyke Associates ..................................................                    518,500 (A)                       10.43%
  Hatsboro, PA

Robertson Stephens Orphan Fund .....................................                    461,450 (B)                        9.28%
  San Francisco, CA

Quest Management Co. ...............................................                    353,305 (C)                        7.11%
  New York, NY

Frank E. Holmes ....................................................                    339,550 (D)                        6.57%

Constable Partners, L.P. ...........................................                    300,000 (E)                        5.17%
  Radnor, PA


     (A) Information is from Form 4, dated August 8, 1995, filed with the SEC.
     (B) Information is from Schedule 13D, dated December 23,1995, filed with the SEC.
     (C) Charles M. Royce controls Quest Advisory Corp. as well as Quest Management Co.  Quest Advisory Corp. owns
         130,200 shares, or 2.62%, of the Company's preferred stock.  Combined, Mr. Royce controls 9.73% of the preferred stock outstanding.  Information is from Schedule 13G filed with the SEC on February 14, 1995.
     (D) Detail of beneficial ownership set forth below under "Security Ownership of Management."
     (E) Information is from Schedule 13G, dated July 24,1995, filed with the SEC.


SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of August 31, 1995, information regarding the beneficial ownership of the Company's Common and Preferred Stock by each director and by all directors and officers as a group. Except as otherwise indicated in the notes below each director owns directly the number of shares indicated in the table and has the sole voting power and investment power with respect to all such shares.


BENEFICIAL OWNER                                         COMMON (1)                  %              PREFERRED(1)                %
----------------                                         ---------                 ------           -----------               -----
John A.M. Budden ...........................                 --                        0%            98,000                   1.94%
Bobby D. Duncan ............................                4,931                   0.87%           108,500                   2.14%
Victor Flores ..............................                 --                        0%            56,250                   1.12%
Frank E. Holmes ............................            1,373,402                  88.41%           340,850                   6.59%
Hubert Marleau(4) ..........................               72,720                  12.82%           120,000                   2.41%
Richard Renaud(4) ..........................               72,720                  12.82%              --                        0%
Jerold H. Rubinstein .......................                 --                        0%            90,000                   1.78%
Roy D. Terracina ...........................                 --                        0%            35,000                   0.70%
All directors and ..........................            1,452,016                  93.47%           911,252(5)               16.45%
officers as a group
( 18 persons)


(1)  Includes shares of Preferred Stock underlying presently exercisable options held directly by each individual director as follows:  Mr. Budden - 90,000 shares; Mr. Duncan - 95,000 shares;  Mr. Flores - 33,000 shares; Mr. Holmes - 200,000 shares; and Mr. Rubinstein - 90,000 shares.  ML holds a warrant to acquire one million shares of the Company's Class
     A Common or Preferred Shares at $6.00 per share during a six month period between October 1, 1997 and March 31,
     1998.  Shares shown in this table do not reflect this warrant.

(2)  Includes  586,122 shares of Common Stock underlying presently exercisable Common Stock warrants held by Mr. Holmes and F. E. Holmes Organization Inc.; 400,000 shares underlying a presently exercisable option to purchase Common Stock held by Mr. Holmes; 102,280 shares of Common Stock owned by F. E. Holmes Organization Inc., a corporation wholly-
     owned by Mr. Holmes; and 285,000 shares owned directly by Mr. Holmes.

(3)  Also includes 1,300 shares of Preferred Stock owned separately by Mr. Holmes' wife.  Mr. Holmes disclaims beneficial ownership of these 1,300 shares of Preferred Stock.

(4)  Shares are owned by ML.  Mr. Marleau is CEO, President and Director and Messrs. Holmes and Renaud are directors of Marleau, Lemire Inc.  Messrs. Holmes, Marleau and Renaud disclaim beneficial ownership of the Company's Common and Preferred Stock.

(5)  Includes the shares underlying presently exercisable options held by the directors and officers listed above and an additional 41,000 shares of Preferred Stock underlying presently exercisable options held by officers other than those listed above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Registrant is invested in several of the Funds. (See Note O of the Consolidated Financial Statements in Item 8 of this Form 10-K).

     During July 1994 the Company issued a $6 million subordinated debenture to ML. The proceeds were utilized in connection with the Company's purchases of adjustable rate government securities. The debenture is collateralized only by said government securities. See Note M to the Company's Consolidated Financial Statement under Item 8 of this Form 10-K. Principal of the note in the amount of approximately $1.5 million was repaid to ML during June 1995, thereby reducing the balance under the debenture.

     Also, during July 1994, ML and the Company agreed to be joint venturers in connection with managing mutual funds in Canada. United Services Advisors Wealth Management Inc. was formed in February 1995 and United Services Fund Management, Inc. was formed in September 1995 in furtherance of the joint venture. See Note H to the Company's Consolidated Financial Statement under Item 8 of this Form 10-K.

     On December 7, 1994, the Company and ML entered into an agreement whereby the Company issued to ML one million shares of a new class of convertible non-voting common stock (Class B) at $5.00 per share and a warrant to purchase an additional one million shares of capital stock at $6.00 per share in consideration of an investment of US $5 million. The market price for the Company's preferred stock on December 7, 1994 was $3.25 per share. (See Item 7 this Form 10-K for further detail.)

     In connection with ML's investment in the Company, the Company's Board of Directors was expanded from five to nine, including two ML representatives; and, Mr. Holmes has been elected to ML's Board of Directors. Hubert Marleau and Richard Renaud, an independent outside director for ML, was appointed as an ML representative on the Company's Board. Mr. Holmes serves on the Management Committee, and Mr. Renaud serves on the Executive, Audit and Compensation Committees of ML. Mr. Holmes, Hubert Marleau and Richard Renaud, as directors and shareholders of ML, stand to benefit from the loan agreement reached in July 1994.

     Pursuant to the Shareholder's Agreement dated December 7, 1994, the Class B stock will be convertible into either one million shares of voting stock (Class
A) or one million shares of the Company's existing preferred stock if and when mutual fund shareholder and/or USAI preferred shareholder approvals are obtained. As part of the transaction, Mr. Frank Holmes, Chairman and CEO of the Company, exchanged 72,720 shares of the Company's Class A common stock for 164,347 shares of ML common stock. In addition, subject to certain conditions, including obtaining mutual fund shareholder approvals in the future, Mr. Holmes will exchange an additional 177,280 Class A shares for 400,653 shares of ML. ML may, if it converts its Class B shares to Class A shares after mutual fund shareholder approval, own more than 50% of the issued and outstanding voting shares of the Company. Mr. Holmes would then own approximately 3% of the total outstanding common shares of ML. Failing approvals, ML may opt, during prescribed periods in 1996 and 1997, to convert its investment into a US $5 million debenture payable by the Company over a two year period from the date of ML's conversion.

     The warrant will allow ML, at its option, to purchase either one million shares of Class A common stock or, subject to preferred stockholder approval, one million shares of the Company's existing preferred stock at a price of $6.00 per share during the six month period between October 1, 1997 and March 31, 1998. In addition, an existing US $6 million debenture of the Company held by ML was amended so as to be convertible at the option of ML into existing preferred shares of the Company at a price of $7.00 per share if and when preferred shareholder approval is obtained.

     Pursuant to the Shareholders' Agreement dated December 7, 1995, among the Company, Frank E. Holmes, F.E. Holmes Organization Inc., and ML, both Mr. Holmes (individually and for his holding company) and ML agree not to sell or transfer in any manner any of the shares either party owns directly or beneficially without obtaining the prior written consent of the other party. In the event one party receives an offer from a third party to purchase any of its shares, the other party has thirty (30) days to either purchase the securities subject to the offer at the same price and under the same terms or to join with the other party to sell all but not less than all of its shares to the third party under the same terms and conditions in the offer.

     Additionally, in the event of the death or disability of Mr. Holmes, then each of Mr. Holmes and F. E. Holmes Organization Inc. shall be deemed to have made an offer to sell the shares owned by both persons to the Company and the Company will buy such shares. Furthermore, if a change of control in Marleau, Lemire Inc. occurs after it has voting control of the Company, the Company shall be deemed to have made an offer to purchase the shares, options and warrants owned by Mr. Holmes and F. E. Holmes Organization Inc. which offer expires after 30 days if not accepted. This agreement replaces the agreement between the Company and Mrs. Sorcha Holmes dated January 5, 1993.

     In addition, the agreements provided, among other things, for by-law amendments providing for ML representation on Board committees, an employment agreement for Mr. Holmes, and registration rights so that certain shares acquired by ML may be sold in public offerings.

     Additionally, in the event of termination of Mr. Holmes' employment with the Company for any reason other than death, incapacity, termination for cause or non-renewal of the term of the agreement at Mr. Holmes' option, the employment agreement provides for the Company to pay Mr. Holmes within 30 days of such termination an amount equal to two times all manner of compensation paid or payable to Mr. Holmes during the last fiscal year, adjusted to reflect any increase in compensation granted to Mr. Holmes subsequent to the previous fiscal year. Currently Mr. Holmes receives a yearly salary of $303,835 with additional remuneration of quarterly Trustee fees of $4,000 and per meeting fees of $2,000. The agreement contains a non-compete clause applicable to Mr. Holmes for a period of one year from the date of termination of employment. The employment agreement expires on October 31, 1997 and can be renewed for successive one-year terms unless a party gives notice of at least 120 days before the end of the then current term. This agreement replaces the agreement between the Company and Mrs. Sorcha Holmes dated January 5, 1993.

     During the fiscal year, the Company, using ML as its broker, purchased 35,119 (after 1 for 3 reverse stock split) shares of ML stock at an aggregate price of $181,778, which at June 30, 1995 had an approximate market value of $150,000. The Company's consolidated ownership in ML is less than one (1)%. The Company also engaged in Eurodollar transactions at a cost of $165,375 through Marleau, Lemire Inc. In addition, the Company purchased other securities at an aggregate price of $409,811 through Marleau, Lemire Inc.

     Eugene McBurney served as a director of the Registrant from December 22, 1994 to July 10, 1995. During the fiscal year, the Registrant purchased securities valued at $110,685 in a transaction in which the firm Griffiths, McBurney & Partners, of which Mr. McBurney is a principal, acted as the issuers agent.

     Mr. Renaud became a director of the Company in December 1994. At the beginning of the fiscal year a $100,000 loan, memorialized by a May 27, 1993 Loan Agreement between USAI and Hornchurch Investments Limited was outstanding. Loan proceeds were used by Hornchurch to purchase a debenture issued by Weider Europe B.V., an entity in which Mr. Renaud had a material interest. During November 1994 the loan was repaid to USAI along with interest due and USAI recognized approximately $80,000 in income as a result of receiving a pro rata participation in the equity appreciation of the Hornchurch/Weider transaction.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Report:

     1.   Financial Statements Page

          Report of Independent Accountants 23

          Consolidated Balance Sheets at June 30, 1995 and 1994 24

          Consolidated Statements of Operation for the three years 25 ended June 30, 1995

          Consolidated Statements for Cash Flows for the three years 26 ended June 30, 1995

          Consolidated Statements of Shareholders Equity for 27 the three years ended June 30, 1995

          Notes to Consolidated Financial Statements 28

     2.   Financial Statement Schedules

          None

     3.   Exhibits

     a.   Exhibits

     3. 1* Restated Articles of Incorporation of Registrant as amended (incorporated by reference to Exhibit 3(a) to the Registrant's Form 10-K for the fiscal year ended June 30, 1985).

     3. 2 By-Laws of Registrant (incorporated by reference to Exhibit D to the Registrant's Registration Statement No. 33-33012 filed on Form S-8 with the Commission on January 30, 1990).

     3.3* Amendment to Restated  Articles of Incorporation of Registrant  adding
          Article Eleven (incorporated by reference to Exhibit (3)(d) to the Registrant's Form 10-K for the fiscal year ended June 30, 1989).

     3.4 Amendment to Article II, Section 2 of the By-Laws (incorporated by reference to Exhibit 3(e) to the Registrant's Form 10-K for the fiscal year ended June 30, 1991).

     3.5* Amendment to Restated Articles of Incorporation of Registrant amending
          Article Four (incorporated by reference to Exhibit (4)(a) to the Registrant's Form 10-K for the fiscal year ended June 30, 1985).

     3.6* Amendment to Restated  Articles of Incorporation of Registrant  adding
          Article Twelve (incorporated by reference to Exhibit 6(a)1. to Registrant's Form 10-Q for quarter ending September 30, 1991).

     3.7* Amendment to the Restated Articles of Incorporation of Registrant amending Article Four establishing a new class of common stock (incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q dated December 31, 1995).

     3.8* Articles of  Amendment to the Restated  Articles of  Incorporation  of
          Registrant   Article  Four,   increasing   existing   authorized   and
          outstanding preferred stock of Registrant, filed herein.

     3.9 Amendment to By-Laws of Registrant (incorporated by reference to Exhibit 3(h) to the Registrant's Registration Statement No. 33-90518 filed on Form S-3 on March 16, 1995).

     10. 1 Advisory Agreement dated October 27, 1989 by and between Registrant and United Services Funds ("USF") (incorporated by reference to Exhibit (4)(b) to the Registrant's Form 10-K for fiscal year ended June 30, 1990).

     10.2*Advisory Agreement dated September 21, 1994 by and between Registrant and Accolade Fund, filed herein.

     10.3*Sub-Advisory  Agreement  dated  September  21,  1994  by  and  between
          Registrant and Accolade Funds/Bonnel Growth Fund and Bonnel, Inc., filed herein.

     10.4*Transfer  Agency  Agreement  dated  September  21, 1994 by and between
          United Shareholder Holder Services ("USSI") and Accolade Funds/Bonnel Growth Fund, filed herein.

     10.5*Sub-Advisory  Agreement dated January 5, 1995 by and among Registrant,
          United Services Funds/China Region Opportunity Fund and Batterymarch Financial Management, Inc., filed herein.

     10.6 Agreement between Registrant and Mrs. Sorcha Holmes, dated January 5, 1993 (incorporated by reference to Exhibit (10)(b) to the Registrant's Form 10-K for fiscal year ended June 30, 1993).

     10.7 Transfer Agent Agreement by and between USSI and USF (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended June 30, 1989).

     10.8*Loan Agreement between Registrant and BankOne, dated April 12, 1994, and Modification Agreement, dated February 28, 1995, for $1,385,000 for refinancing new building, filed herein.

     10.9 Special Warranty Deed (with Vendor's Lien) in favor of Registrant from Resolution Trust Corporation, dated February 28, 1992 (incorporated by reference to Registrant's Form 10-K for fiscal year ended June 30,
          1992).

     10.10United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 (incorporated by reference to Exhibit A to the Registrant's Registration Statement No. 33-3012 filed on Form S-8 with the Commission on January 16, 1990).

     10.11United Services Advisors,  Inc. 1989  Non-Qualified  Stock Option Plan
          (incorporated by reference to Exhibit B to the Registrant's Registration Statement No. 33-3012 filed on Form S-8 with the Commission on January 16, 1990).

     10.12Bookkeeping and Accounting Agreement by and between USSI and USF, dated February 1, 1992 (incorporated by reference to Exhibit E 1 to the Registrant's Form 10-Q dated December 31, 1991).

     10.13Lockbox Agreement between USSI and USF, July 28, 1992 (incorporated by reference to Exhibit (10)(r) to Registrant's Form 10-K dated June 30,
          1992).

     10.14Compromise and Settlement  Agreement and Mutual General  Release among
          Clark Aylsworth, Ann Aylsworth and the Registrant, dated December 19, 1990 (incorporated by reference to Exhibit (10)(n) to the Registrant's Form 10-K for fiscal year ended June 30, 1991).

     10.15Investment  Adviser's  Agreement  dated August 24, 1993,  by and among
          U.S. Advisors (Guernsey) Ltd, Registrant and U.S. Global Strategies Fund Limited (incorporated by reference to Exhibit (10)(o) to the Registrant's Form 10-K for fiscal year ended June 30, 1993).

     10.16Administrative  Agreement,  dated November 1, 1993, by and between the
          Registrant and PauzE'/Swanson United Services Funds/PauzE' U.S. Government Total Return Bond Fund (incorporated by reference to
          Exhibit 10(q) to the Registrant's Form 10-K for fiscal year ended June 30, 1994).

     10.17Lock-box,  Printing  Agreement,  dated January 4, 1994, by and between
          USSI and PauzE'/Swanson United Services Funds/Pauze' U.S. Government Total Return Bond Fund, (Incorporated by reference to Exhibit (10)(r) to the Registrant's Form 10-K for fiscal year ended June 30, 1994).

     10.18Transfer Agent Agreement, dated January 1, 1994, by and between USSI and PauzE'/Swanson United Services Funds/PauzE' U.S. Government Total Return Bond Fund (incorporated by reference to Exhibit 10(t) to Registrant's Form 10-K for fiscal year ended June 30, 1994).

     10.19Escrow  and  Pledge  Agreement  between   Registrant  and  USF,  dated
          September 7, 1994 (incorporated by reference to Exhibit 10(u) to Registrant's Form 10-K for fiscal year ended June 30, 1994).

     10.20Joint Venture Agreement between Registrant and Marleau, Lemire Inc., dated July 28, 1994 (incorporated by reference to Exhibit 10(v) to Registrant's Form 10-K for fiscal year ended June 30, 1994).



     10.21*  Bookkeeping   and  Accounting   Agreement  by  and  between  United
          Shareholder Services, Inc. and Accolade Funds, dated September 21, 1994, filed herein.

     10.22*  Lockbox  Service  Agreement  by  and  between  United   Shareholder
          Services, Inc. and Accolade Funds, dated September 21, 1994, filed herein.

     10.23* Printing Agreement by and between United Shareholder Services,  Inc.
          and Accolade Funds, dated September 21, 1994, filed herein.

     10.24December  7,  1994   Subscription   and   Purchase   Agreement   among
          Registrant, Marleau, Lemire Inc., Frank E. Holmes and F.E. Holmes Organization (incorporated by reference to Exhibit 10 to the Registrant's Registration Statement No. 33-90518 filed on Form S-3 with the Commission on March 16, 1995).

     10.25December 7, 1994  Employment  and  Non-Competition  Agreement  between
          Registrant and Frank E. Holmes (incorporated by reference to Exhibit 10(b) to the Pre- Effective Amendment No. 1 to Registrant's Registration Statement No. 33-90518 on Form S-3 on May 12, 1995).

     10.26December 7, 1994 Shareholders'  Agreement among Registrant,  Mr. Frank
          E. Holmes, F.E. Holmes Organization Inc. and Marleau, Lemire Inc. (incorporated by reference to Exhibit 10(c) to the Pre-Effective Amendment No. 1 to Registrant's Registration Statement No. 3390518 filed on Form S-3 with the Commission on May 12, 1995).

     11*  Statement re: computation of per share earnings, filed herein.

     21*  List of subsidiaries of the Registrant, filed herein.

     24*  Consent of Independent Accountant filed herein.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED SERVICES ADVISORS, INC.

                                          /S/ BOBBY D. DUNCAN, PRESIDENT
                                       By:--------------------------------------
                                          BOBBY D. DUNCAN, PRESIDENT

                                       Date:   September 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      SIGNATURE                                   CAPACITY IN WHICH SIGNED                       DATE
      ---------                                   ------------------------                       ----

/S/ John A.M. Budden                      Director                                        September 22, 1995
John A. M. Budden

/S/ Bobby D. Duncan                       President, Chief Operating Officer,             September 22, 1995
Bobby D. Duncan                           Director

/S/ Victor Flores                         Executive Vice President                        September 22, 1995
Victor Flores                             Chief Investment Officer,
                                          Director

/S/ Jane K. Hatton                        Vice President, Chief Financial Officer,        September 22, 1995
Jane K. Hatton                            Chief Accounting Officer, Controller,
                                          Treasurer

/S/ Frank E. Holmes                       Chairman of the Board of Directors,             September 22, 1995
Frank E. Holmes                           Chief Executive Officer

/S/ Hubert Marleau                        Director                                        September 20, 1995
Hubert Marleau

/S/ Richard Renaud                        Director                                        September 20, 1995
Richard Renaud

                                          Director                                        September ---,1995
Jerold H. Rubinstein

/S/ Roy D. Terracina                      Director                                        September 20, 1995
Roy D. Terracina


                                INDEX TO EXHIBITS

     ITEM         DESCRIPTION

     3.1      Restated Articles of Incorporation, as amended

     3.3      Amendment to Restated  Articles of  Incorporation  adding  Article
              Eleven

     3.5      Amendment to Restated  Articles of Incorporation  amending Article
              Four

     3.6      Amendment to Restated  Articles of  Incorporation  adding  Article
              Twelve

     3.7 Amendment to Restated Articles of Incorporation amending Article Four, establishing a new class of common stock

     3.8      Articles  of  Amendment  to  Restated  Articles  of  Incorporation
              amending  Article  Four,   increasing   existing   authorized  and
              outstanding preferred stock

     10.2     Advisory Agreement between Registrant and Accolade Funds

     10.3 Sub-Advisory Agreement between Registrant, Accolade Funds/Bonnel Growth Fund and Bonnel, Inc.

     10.4 Transfer Agency Agreement between United Shareholder Services, Inc. and Accolade Funds/Bonnel Growth Fund

     10.5     Sub-Advisory   Agreement   among   Registrant,   United   Services
              Funds/China Region Opportunity Fund and Batterymarch Financial Management, Inc.

     10.8 Loan Agreement between Registrant and Bank One; and Modification Agreement

     10.21    Bookkeeping and Accounting Agreement

     10.22    Lockbox Service Agreement

     10.23    Accolade-USSI Printing Agreement

     11       Statement re: computation of per share earnings

     21       List of subsidiaries

     24       Consent of Independent Accountants