Form 10-Q
period 1995-09-30
UNITED SERVICES ADVISORS INC /TX/
filed 1995-11-14
CIK 754811

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


/  X /   QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended:                 SEPTEMBER 30, 1995
                               ------------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                to
                               ----------------  ------------------------------

Commission File Number:                      0-13928
                        -------------------------------------------------------

                         UNITED SERVICES ADVISORS, INC.
-------------------------------------------------------------------------------

             TEXAS                                          74-1598370
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                               7900 CALLAGHAN ROAD
                          SAN ANTONIO, TEXAS 78229-2327
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (210) 308-1234
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes / X /     No /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 31, 1995 there were 567,279 shares of Registrant's Class A common stock outstanding and 1,000,000 shares of Registrant's Class B non-voting common shares outstanding. In addition, there were 4,959,595 shares of Registrant's Preferred Stock issued and outstanding.

                         UNITED SERVICES ADVISORS, INC.

                                   I N D E X

                         PART I. FINANCIAL INFORMATION                  PAGE NO.

ITEM 1. Financial Statements

Consolidated Balance Sheets - .............................................  1-2
September 30, 1995 and June 30, 1995

Consolidated Statements of Operations - ...................................    3
Three-Months Ended
September 30, 1995 and 1994

Consolidated Statements of Changes in Cash Flows ..........................  4-5
Three-Months Ended
September 30, 1995 and 1994

Notes to Consolidated Financial Statements ................................ 6-11

ITEM 2.  Management's  Discussion and Analysis of Financial  Condition and
     Results of Operations ................................................12-16

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings .................................................   17

ITEM 2. Change in Securities ..............................................   17

ITEM 4. Submission of Matters to a Vote of Security Holders ...............   17

ITEM 6. Exhibits and Reports on Form 8-K ..................................   18

SIGNATURES ................................................................   19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         UNITED SERVICES ADVISORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                                                       SEPTEMBER 30,      JUNE 30,
                                                                                                               1995         1995
                                                                                                       ------------     ------------

CURRENT ASSETS
    Cash and cash equivalents ....................................................................     $  2,069,161     $  2,772,221
    Trading securities at fair value (Note B) ....................................................        2,178,436        1,510,316
    Receivables (Note C):
       Mutual funds ..............................................................................          688,516          720,134
       Accrued interest ..........................................................................          528,640          504,647
       Custodian fees ............................................................................          254,555          192,248
       Employees .................................................................................          101,296           98,121
       Receivable from brokers ...................................................................          487,525          104,747
       Other .....................................................................................           87,231           77,098
    Prepaid expenses .............................................................................          473,509          488,773
    Deferred tax asset ...........................................................................             --             63,771
                                                                                                       ------------     ------------
               TOTAL CURRENT ASSETS ..............................................................        6,868,869        6,532,076
                                                                                                       ------------     ------------

NET PROPERTY AND EQUIPMENT .......................................................................        2,573,389        2,664,820
                                                                                                       ------------     ------------
OTHER ASSETS
    Government securities held-to-maturity (Note D) ..............................................      113,785,240      113,260,361
    Restricted cash and investments ..............................................................          661,856          897,556
    Long- term receivables .......................................................................          281,128          219,982
    Long-term deferred tax asset (Note G) ........................................................        2,262,304        2,224,602
    Residual equity interest .....................................................................          217,861          217,861
    Investment in joint venture ..................................................................          557,933          518,073
    Investment securities available-for-sale, at fair value (Note B) .............................        1,319,371        1,466,622
    Other ........................................................................................           68,793           71,169
                                                                                                       ------------     ------------
               TOTAL OTHER ASSETS ................................................................      119,154,486      118,876,226
                                                                                                       ------------     ------------

                                                                                                       $128,596,744     $128,073,122
                                                                                                       ============     ============

         The accompanying notes are an integral part of this statement.

                         UNITED SERVICES ADVISORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                    SEPTEMBER 30,        JUNE 30,
                                                                                                         1995              1995
                                                                                                    -------------     -------------
                                                                                                     (UNAUDITED)
CURRENT LIABILITIES
    Current portion of capital lease obligations ................................................   $      84,110     $      93,658
    Current portion of notes payable ............................................................          39,148            38,325
    Current portion of annuity obligations ......................................................          18,000            18,000
    Securities sold under agreement to repurchase (Note E) ......................................     112,307,387       112,201,469
    Accounts payable ............................................................................         162,846           167,598
    Accrued interest payable to third parties ...................................................         462,280           388,217
    Accrued interest payable to related party (Note F) ..........................................          90,684           113,126
    Accrued compensation and related costs ......................................................         189,827            53,700
    Accrued profit sharing and 401(k) ...........................................................          12,000            48,000
    Accrued vacation pay ........................................................................          75,959            75,959
    Accrued legal fees ..........................................................................          20,936            50,722
    Other accrued expenses ......................................................................         195,667           146,508
    Deferred tax liability (Note G) .............................................................         153,423              --
                                                                                                    -------------     -------------

    TOTAL CURRENT LIABILITIES ...................................................................     113,812,267       113,395,282
                                                                                                    -------------     -------------

Convertible Subordinated Debenture Held By a Related Party ......................................       4,534,212         4,534,212
Capital Lease Obligations .......................................................................           6,581            24,354
Notes Payable-Net of Current Portion ............................................................       1,291,760         1,301,723
Annuity and Contractual Obligations .............................................................         154,871           156,328
Commitments and Contingencies (Note H) ..........................................................            --                --
                                                                                                    -------------     -------------

       TOTAL NON-CURRENT LIABILITIES ............................................................       5,987,424         6,016,617
                                                                                                    -------------     -------------

       TOTAL LIABILITIES ........................................................................     119,799,691       119,411,899
                                                                                                    -------------     -------------
SHAREHOLDERS' EQUITY
    Preferred stock--$.05 par value; non-voting; authorized, 7,000,000 shares; ..................         253,575           253,575
    Common stock (class A)--$.05 par value; authorized, 1,750,000 shares; .......................          28,539            28,539
    Common stock (class B)--$.05 par value; non-voting; authorized, 2,250,000
       shares; ..................................................................................          50,000            50,000
    Additional paid-in-capital ..................................................................      12,835,084        12,852,986
    Treasury stock at cost; .....................................................................        (274,123)         (198,366)
    Net unrealized gain on available-for-sale securities (net of tax of $81,763
    and $120,914, respectively) .................................................................         158,715           234,716
    Retained earnings (deficit) .................................................................      (4,254,737)       (4,560,227)
                                                                                                    -------------     -------------

       TOTAL SHAREHOLDERS' EQUITY ...............................................................       8,797,053         8,661,223
                                                                                                    -------------     -------------

                                                                                                    $ 128,596,744     $ 128,073,122
                                                                                                    =============     =============


          The accompanying notes are an integral part of this statement

                         UNITED SERVICES ADVISORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                 ----------------------------------
                                                                                                    1995                    1994*
                                                                                                 -----------           -----------


REVENUE (NOTE C)
    Investment advisory fee ..........................................................           $ 1,406,082            $ 1,409,955
    Transfer agent fee ...............................................................               610,192                673,802
    Accounting fee ...................................................................               129,750                114,067
    Exchange fee .....................................................................                64,710                 69,325
    Custodial fees ...................................................................               135,336                 89,725
    Investment income (loss) .........................................................               582,530                (81,395)
    Miscellaneous transfer agency fee ................................................               148,261                133,554
    Other ............................................................................                60,241                 52,375
    Government security interest income ..............................................             1,354,513                514,153
    Government security accretion to par .............................................               524,880                196,917
                                                                                                 -----------            -----------
                                                                                                   5,016,495              3,172,478
EXPENSES
    General and administrative .......................................................             2,513,239              2,279,123
    Depreciation and amortization ....................................................               120,474                127,299
    Interest-note payable and other ..................................................                34,132                151,402
    Government security non-cash charge ..............................................                  --                2,573,844
    Interest expense-securities sold under agreement to repurchase ...................             1,733,832                728,014
    Interest expense-convertible subordinated debenture ..............................                90,684                 80,000
                                                                                                 -----------            -----------
                                                                                                   4,492,361              5,939,682
                                                                                                 -----------            -----------
EARNINGS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING ............................................               524,134             (2,767,204)

PROVISIONS FOR FEDERAL INCOME TAXES
   Current ...........................................................................                  --                     --
   Deferred (Note G) .................................................................               218,644               (825,740)
                                                                                                 -----------            -----------
                                                                                                     218,644               (825,740)
                                                                                                 -----------            -----------

EARNINGS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING ..............................................................           $   305,490            $(1,941,464)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING FOR MARKETABLE SECURITIES .................................................           $      --              $    43,284
                                                                                                 -----------            -----------

NET EARNINGS .........................................................................           $   305,490            $(1,898,180)
                                                                                                 ===========            ===========

PER SHARE AMOUNTS
   Primary and fully diluted
     Continuing operations ...........................................................           $       .05            $      (.35)
     Cumulative effect of change in accounting .......................................                  --                      .01
                                                                                                 -----------            -----------

NET EARNINGS .........................................................................           $       .05            $      (.34)
                                                                                                 ===========            ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
  Primary and fully diluted ..........................................................             6,611,599              5,626,280
                                                                                                 ===========            ===========

*Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                          UNITED SERVICES ADVISORS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                   --------------------------------
                                                                                                    1995                     1994*
                                                                                                   -----------          -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss) ..................................................................             305,490           (1,898,180)
                                                                                                   -----------          -----------
    Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization ........................................................             120,474              127,299
    Government security accretion ........................................................            (524,880)            (196,918)
    Government security charge ...........................................................                --              2,573,844
    Net gain on sales of securities ......................................................            (228,240)            (148,555)
    Gain on disposal of equipment ........................................................                (257)                --
    Cumulative effect of change in accounting ............................................                --                (43,284)
    Changes in assets and liabilities, impacting cash from operations:
       Restricted investments ............................................................             235,700             (763,722)
       Accounts receivable ...............................................................            (511,914)            (486,235)
       Deferred tax asset ................................................................             218,644             (825,740)
       Prepaid expenses and other ........................................................             (24,594)              23,405
       Trading securities ................................................................              40,488              968,576
       Accounts payable ..................................................................              (4,752)             (67,767)
       Accrued expenses ..................................................................             171,121              141,092
                                                                                                   -----------          -----------
    Total adjustments ....................................................................            (508,210)           1,301,995
                                                                                                   -----------          -----------

NET CASH USED FOR OPERATIONS .............................................................            (202,720)            (596,185)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of building and land ........................................................                --                (12,397)
    Purchase of furniture and equipment ..................................................             (26,793)            (104,066)
    Net proceeds on sale of equipment ....................................................                 381                 --
    Purchase of available-for-sale securities ............................................            (480,343)                --
    Net purchase of government securities held-to-maturity ...............................              32,074          (92,902,599)
                                                                                                   -----------          -----------

                                                                                                      (474,681)         (93,019,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on annuity ..................................................................              (1,457)              (1,360)
    Payments on note payable to bank .....................................................              (9,140)              (8,145)
    Payments on capital lease ............................................................             (27,321)             (25,007)
    Net proceeds from securities sold under agreement to repurchase ......................             105,918           86,911,731
    Proceeds from issuance of subordinated debenture to related party ....................                --              6,000,000
    Proceeds from issuance of preferred stock, warrants, and options .....................                --                108,000
    Proceeds from issuance of Common Stock (Class B) to related party ....................             (17,902)                --
    Purchase of Treasury stock ...........................................................             (75,757)                --
                                                                                                   -----------          -----------
                                                                                                       (25,659)          92,985,219

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................            (703,060)            (630,028)

BEGINNING CASH AND CASH EQUIVALENTS ......................................................           2,772,221            1,258,599

ENDING CASH AND CASH EQUIVALENTS .........................................................           2,069,161              628,571


*Reclassified for comparative purposes

         The accompanying notes are an integral part of this statement.

                          UNITED SERVICES ADVISORS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                   --------------------------------
                                                                                                    1995                     1994*
                                                                                                   -----------          -----------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of shares for investment in joint venture ...............................             $     --               $  510,000

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest ...........................................................              1,799,083                879,416


         The accompanying notes are an integral part of this statement.

                         UNITED SERVICES ADVISORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A. BASIS OF PRESENTATION.

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. United Services Advisors, Inc. ("the Company" or "USAI") has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1995.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Shareholders Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC"), A&B Mailers, Inc. ("A&B") and U.S. Advisors (Guernsey), Ltd. ("USAG"). Additionally, the Company has consolidated the balance sheet and results of operations of the Guernsey offshore fund since it owned substantially all of the issued shares of the Fund during the quarter. All inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

     The results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

NOTE B. SECURITY INVESTMENTS.

     In the first quarter of fiscal 1995, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective July 1, 1994. The adoption of SFAS 115 changed the method of accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under this pronouncement, management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each reporting period date. If the securities are purchased with the intent and the Company has the ability to hold the securities until maturity, they are classified as securities held-to-maturity and carried at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and stated at fair value with the unrealized gains and losses included in earnings. Securities which will be held for indefinite periods of time are classified as available- for-sale and stated at fair value with the unrealized gains and losses included as a separate component of shareholder's equity. The Company recognized the cumulative effect of adopting the pronouncement in the first quarter of fiscal 1995 as a change in accounting principle. The financial impact of adopting SFAS 115 was a net increase in earnings of $43,284 (net of taxes of $22,298) or $.01 per share representing net unrealized gains on securities classified as trading securities and $197,009 (net of taxes of $101,489) on net unrealized gains on securities classified as available for sale which was reported as a separate component of equity.

     The market value of investments classified as trading at September 30, 1995 was $2,178,436. The net change from the market value as of June 30, 1995 and the market value as of September 30, 1995 on trading securities that has been included in earnings for the period was $302,583.

     The estimated fair value of the investments classified as available-for-sale at September 30, 1995 was $1,319,371 with $240,478 (before tax) in unrealized gains being recorded as a separate component of Shareholders Equity as of September 30, 1995. These investments are reflected as non-current assets on the September 30, 1995 consolidated balance sheet. These investments are in private placements which are restricted for sale as of September 30, 1995. It is anticipated the securities obtained in these private placements will become free trading during fiscal 1996. During the quarter, the Company recorded realized gains of $102,485, on securities which were transferred from available-for-sale securities to trading securities upon becoming free trading. The Company also recorded unrealized gains of $75,595 on securities which were transferred from available-for-sale securities to trading securities upon becoming free trading during the quarter which are included in the net change on trading securities of $302,583.

     Additionally,   the  Company   holds  Notes  with  an  amortized   cost  of
$113,785,240 which are currently classified as held-to-maturity securities. (See further discussion of these securities at Note D.)

     In September 1994, subsequent to USAI's purchase of Notes discussed in Note D to the Consolidated Financial Statements, the Company and United Services Funds ("USF") entered into an agreement, under which USAI agreed to transfer $900,000 in cash and securities into an account at a financial institution in the name of USAI for the benefit of U.S. Government Securities Savings Fund ("USG") under the control of USF's independent Trustee's. Under the terms of the agreement, these assets may be drawn upon by USF, if necessary, to continue to maintain the Fund's net asset value per share at $1.00. The agreement terminates the earlier of 1) when USG no longer owns any of the variable rate government agency Notes set forth under the agreement; or 2) October 1997. Collateral of $750,000 has been returned to the Company since the inception of the agreement due to the reduced percentage of USG invested in the Notes in accordance with the agreement. These assets are classified as part of Restricted Investments in the consolidated balance sheet.

     Restricted investments include cash of $72,268 and $24,241 held in margin accounts at brokers at September 30, 1995 and September 30, 1994, respectively.

NOTE C. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES.

     The Company serves as investment advisor and transfer agent to USF. For these services the Company receives fees based on a specified percentage of net assets under management and the number of shareholder accounts. The Company also provides accounting services to USF and is reimbursed for in-house legal services. Accounting services are provided to USF for an annual fee. The Company also receives exchange, maintenance, closing, and small account fees directly from USF shareholders. Fees for providing services to USF continue to be the Company's primary revenue source.

     The Company also provides administrative services to Pauze'/Swanson United Services Funds ("PSUSF"); is investment advisor and transfer agent to Accolade Funds; and is the investment advisor and transfer agent to United Services Insurance Funds ("USIF").

     USAI receives additional revenue from several sources including STFC custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities including lockbox functions as well as mailroom operations (A&B).

     Investment advisory fees, transfer agency fees, accounting fees, custodian fees and all other fees to the Company are recorded as income during the period in which services are performed.

     USAI has voluntarily waived or reduced its advisory fee; guaranteed that fund expenses will not exceed certain limits; and/or has agreed to pay expenses on several USF funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the three month period ended September 30, 1995 and September 30, 1994 was $964,489, and $1,038,043, respectively.

     Receivables from mutual funds represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, transfer agent fees, accounting fees, and exchange fees and are net of amounts payable to the mutual funds.

     The investment advisory contract and related contracts between the Company and USF were recently renewed and expire on or about October 25, 1996. Management anticipates the Trustees of USF will renew the contracts.

NOTE D. GOVERNMENT SECURITIES.

     As previously reported, during the fiscal year ended June 30, 1995, USAI purchased $130,525,000 par value U.S. Government agency notes ("Notes") from USG, a USF fund, of which $117,525,000 par value Notes were held at September 30, 1995. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements (see Note E), issuance of a subordinated debenture, as well as USAI's cash. As the Notes were recorded at fair value, a pre-tax non-cash charge to the results of operations of $5,375,269 was recorded during fiscal 1995. It is USAI's intent, and management believes the Company has the ability, to hold these Notes to maturity as defined by SFAS 115; and therefore the Company anticipates ultimately realizing the Notes par value. However, in accordance with SFAS 115, management re-evaluates the "held-to-maturity" classification of the Notes each reporting period. Therefore, in accordance with SFAS 115, the Company has currently classified the Notes as held- to-maturity securities. As a result, the Company has recognized $524,880 in non-cash accretion of the Notes during the quarter ended September 30, 1995.

     USAI purchases put options on Eurodollar futures ("Options") with the expectation that they will reduce USAI's exposure to temporary declines in the value of the Notes and reduce USAI's exposure to increased interest costs of the reverse repurchase agreements in the event of a significant increase in interest rates. At September 30, 1995 USAI holds 140 Options expiring in December 1995 which reduce the risk of declines in the value of the Notes held by approximately 24% of the Notes' $117.525 million par value. The Options are exchange traded and require no cash requirements other than the initial premiums and USAI's exposure on the Options is limited to the initial premiums invested of $64,575.

NOTE E. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.

     As discussed in Note D, USAI financed the acquisition of the Notes by entering into agreements to repurchase securities with third party broker-dealers. The terms with the broker-dealers provide that the reverse agreements must be collateralized by the Notes and/or cash. The Notes described in Note D are held by the broker-dealers as collateral. Throughout fiscal 1995, and as of November 1995, each reverse repurchase agreement has matured and has been renewed on a 30, 45, 60 or 90 day basis. Management believes that the reverse repurchase agreements can be periodically renewed until the Notes mature. All reverse repurchase agreements are with major broker-dealers and are secured by U.S. Government agency obligations. The following is a summary of information as of September 30, 1995 on the securities sold under agreements to repurchase and the repurchase liability:

                                         MATURES
                                        LESS THAN       MATURES
                                         30 DAYS     30 TO 90 DAYS      TOTAL
                                      ------------   ------------   ------------

CARRYING AMOUNT OF COLLATERAL .....   $ 45,317,305   $ 68,467,935   $113,785,240
MARKET VALUE OF COLLATERAL ........     45,494,375     69,082,131    114,576,506
REPURCHASE LIABILITY ..............     44,770,312     67,537,075    112,307,387
ACCRUED INTEREST RECEIVABLE ON
COLLATERAL ........................        190,484        338,156        528,640

     The amount of risk under the reverse agreements with Dean Witter Reynolds Inc., was $1,604,483 and the reverse repurchase agreements had maturities of 81 days as of September 30, 1995.

NOTE F. RELATED PARTY TRANSACTIONS.

     Three members of the Company's Board of Directors are also directors and/or officers of Marleau, Lemire Inc. ("ML"). On December 7, 1994, the Company and ML entered into an agreement whereby the Company issued to ML one million shares of new class of convertible non-voting common stock (Class B) at $5.00 per share and warrants to purchase an additional one million share of capital stock of $6.00 per share in consideration of an investment of $5 million. In addition, an existing $6 million subordinated debenture of the Company held by ML was amended so as to be convertible at the option of ML into Preferred Stock at a price of $7.00 per share.

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

     The ML transaction includes a possible change-in-control for the Company. As part of the transaction, Mr. Frank E. Holmes, Chairman and CEO of the Company, exchanged shares of the Company Class A Common Stock for shares of ML common stock. Subject to certain conditions, including obtaining mutual fund shareholder approvals in the future, ML will own more that 50% of the issued and outstanding voting shares of the Company, and Mr. Holmes would then own approximately 3% of the total outstanding common shares of ML.

     In connection with ML's investment in the Company, the Company's Board of Directors was expanded from five to nine and includes two ML representatives (including ML's Chairman and Chief Executive Officer) and the Company's Chairman and Chief Executive Officer became a director of ML.

TRANSACTIONS WITH ML

     During the quarter ended September 30, 1995, USAI purchased 2,700 shares of ML common stock through USAI's brokerage account at Marleau, Lemire Securities Inc. ("MLSI"), a subsidiary of ML, for $10,675. USAI's position in ML common stock is 42,219 shares, which represents less than 1% of the ML common shares outstanding.

     At various intervals during the quarter, the Company purchased 175 put options on Eurodollar futures for premiums of $73,938 through Marleau, Lemire Futures which is a division of MLSI.

     As of September 30, 1995, USAI has accrued approximately $90,000 in subordinated debenture interest payable to ML.

NOTE G.  INCOME TAXES.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of September 30, 1995 are presented below:

                                                                   SEPTEMBER 30,
                                                                        1995
                                                                    -----------
DEFERRED TAX ASSETS
BOOK/TAX DIFFERENCES IN THE BALANCE SHEET:
   ACCUMULATED DEPRECIATION ................................        $   110,350
   ACCRUED EXPENSES ........................................             24,944
   ANNUITY OBLIGATIONS .....................................             58,776
   NET UNREALIZED HOLDING GAIN .............................             81,763
                                                                    -----------
                                                                        275,833
TAX CARRYOVERS:
   NOL CARRYOVER ...........................................          1,964,060
   CONTRIBUTIONS CARRYOVER .................................             37,859
   INVESTMENT CREDIT CARRYOVER .............................             34,472
   MINIMUM TAX CREDITS .....................................             56,786
                                                                    -----------
                                                                      2,093,177
                                                                    -----------
DEFERRED TAX ASSET .........................................          2,369,010
                                                                    -----------
DEFERRED TAX LIABILITIES
TRADING SECURITIES .........................................            (96,604)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE ...................            (81,763)
                                                                    -----------
DEFERRED TAX LIABILITY .....................................           (178,367)
                                                                    -----------
NET DEFERRED TAX ASSET .....................................        $ 2,190,643
                                                                    ===========

     For federal income tax purposes at September 30, 1995, the Company has net operating losses ("NOLs") of approximately $5,775,000 which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $110,000 expiring 1998-2000, investment credits of $34,472 expiring in 1998 and minimum tax credits of $56,786 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to September 30, 1995, there could be an annual limitation on the amount of NOLs that could be utilized.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs which give rise to the deferred tax asset.

NOTE H. SUBSEQUENT EVENT.

     As previously reported, on June 17, 1994, Gerald C. Letch sued the Company in state district court located in San Antonio, Texas for breach of contract. Mr. Letch asked for an unspecified amount of damages based upon an alleged oral promise by a deceased Company officer to pay a finder's fee for introducing certain parties to the Company leading to the organization of PSUSF. During August 1994 Mr. Letch amended his complaint to include PSUSF and allegations of fraud and conspiracy between USAI and PSUSF. During June 1995 a summary judgement was rendered in favor of PSUSF which did not exist at the time the alleged cause of action arose. Through October 1995 legal fees and expenses to defend this action were in excess of $205,000, a significant portion of which was incurred during fiscal year 1995. The matter was docketed for hearing in October 1995.

     On October 31, 1995 the Court submitted the case to a jury. While the jury verdict found that there was no fraud, conspiracy or malice, the jury did find that: (1) the Company and Letch had an oral agreement to pay Letch a fee equal to 1% of assets existing in PSUSF after it had been in existence for one year;
(2) $187,000 is the amount of damages due Letch for breach of the oral agreement; and (3) 50% of said damages ($93,500) constitute reasonable attorneys fees.

     Letch has filed a motion requesting the Court to enter judgment requiring the Company to pay $187,000 of contractual damages, pre-judgment interest of $16,137 and attorneys fees of $93,500 (an aggregate of $296,637). This motion is scheduled for hearing on November 21, 1995. The Company is considering various courses of action including, but not limited to, filing a motion asking the Court to disregard the jury findings and, if necessary, appealing-- reasserting that there is not sufficient evidence to support the finding of an enforceable agreement; and, assuming there is an agreement, that the "Statue of Frauds" applies and the agreement is not valid because it is not in writing.

     Notwithstanding the various courses of action available to the Company, the Company will accrue approximately $100,000 (management's best estimate of the fees and expenses necessary to fund an appeal) which will be reflected in the Company's Consolidated Statement of Operations for the second quarter of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     The Company posted net earnings of $305,490 ($0.05 per share) for the quarter ended September 30, 1995, as compared to a net loss of $1,898,180 ($0.34 per share) for the quarter ended September 30, 1994.

ASSETS UNDER MANAGEMENT

     The Company's investment advisory fee revenue is based upon a percentage of average net assets under management. Therefore, fluctuations in financial markets impact revenues and results of operations.

     Assets under management for the United Services Funds ("USF") for the quarter ended September 30, 1995 averaged $1.27 billion versus $1.40 billion for the quarter ended September 30, 1994. This decrease in average assets primarily resulted from a decline in the value of gold related assets. Assets under management for the Accolade Funds ("Accolade"), which commenced operations in October 1994, averaged $19 million for the quarter ended September 30, 1995.

     As of November 9, 1995, total assets under management for USF were approximately $1.28 billion and total assets under management for Accolade were $28.8 million.

REVENUES

     Total consolidated revenues for the quarter ended September 30, 1995 increased approximately 58% over the quarter ended September 30, 1994. This resulted primarily from interest income and accretion on the U.S. Government Agency Notes ("Notes") purchased during the fiscal year ended June 30, 1995, a majority of which were purchased during the first quarter of fiscal 1995.

     Excluding the income from the Notes, revenue for the period ended September 30, 1995 increased approximately 27% over the quarter ended September 30, 1994. This increase resulted primarily from a significant increase in investment income due to: 1) the Company recognized more realized gains on the sales of investments; and 2) the Company implemented SFAS 115 "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS 115") as of July 1, 1994 (fiscal 1995) which required the Company to recognize the change in unrealized gains and losses on investments defined as trading securities in the Company's income statement. Approximately $302,000 of unrealized appreciation on trading securities was included in operations for the quarter ended September 30, 1995 compared to approximately $245,000 of unrealized losses on trading securities was included in operations for the quarter ended September 30, 1994. This unrealized appreciation on our trading securities reflects improved market conditions over the previous year.

EXPENSES

     Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company increased only 4% over the quarter ended September 30, 1994 due to increases in legal expenses, travel, education and training, and salaries.

     Total consolidated expenses for the quarter ended September 30, 1995 decreased approximately 24% over the quarter ended September 30, 1994. This net decrease resulted primarily from: 1) a non-recurring non-cash charge of $2,279,123 relating to the purchase of the Notes incurred in the first quarter of fiscal 1995; and 2) an increase in interest expense of $1,005,818 on securities sold under agreement to repurchase to broker-dealers from the previous first quarter. This increase is due to the fact that $93.275 million par value Notes were purchased throughout the quarter of ended September 30, 1994, while $117.525 million par value Notes were held throughout the entire quarter ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

DECEMBER 1994 MARLEAU, LEMIRE TRANSACTION

     Marleau, Lemire Inc. ("ML"), a public company whose shares are traded on the Toronto Stock Exchange and the Montreal Exchange (Symbol "MRM"), is an investment dealer in the small and mid-cap Canadian market. On December 7, 1994, the Company and ML entered into an agreement whereby the Company issued to ML one million shares of a new class of convertible non-voting common stock (Class
B) at $5.00 per share and a warrant to purchase an additional one million shares of capital stock at $6.00 per share in consideration of an investment of $5 million. In addition, an existing $6 million subordinated debenture note of the Company held by ML was amended so as to be convertible at the option of ML into Preferred Stock at a price of $7.00 per share. The aggregate number of shares of Preferred Stock ML could purchase under the warrant, by conversion with the promissory note and by conversion of its Class B Common Stock, is 2,857,142 shares.

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

     The ML transaction includes a possible change-in-control for the Company. As part of the transaction, Mr. Frank E. Holmes, Chairman and CEO of the Company, agreed to exchange shares of the Company's Class A Common Stock for shares of ML common stock. Subject to certain conditions, including obtaining mutual fund shareholder approvals in the future, ML would own more than 50% of the issued and outstanding voting shares of the Company, and Mr. Holmes would then own approximately 3% of the total outstanding common shares of ML.

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

INVESTMENT IN JOINT VENTURE

     USAI and ML entered into a joint venture agreement on July 20, 1994 whereby USAI and ML are undertaking to offer mutual funds in Canada, primarily through ML's broker network located in Toronto, Montreal, Vancouver, and Victoria. In conjunction with this joint venture, United Services Advisors Wealth Management Corporation ("WMC") was incorporated during the third quarter of fiscal 1995 with a 50% ownership to each USAI and ML. Also, USAI has agreed to incur the initial organization and development costs, including formation and registration of the Canadian mutual funds up to a maximum of $250,000 (Canadian) for which approximately $65,000 Canadian was spent as of September 30, 1995 with an additional $135,000 Canadian spent in October 1995. Management anticipates that WMC, through its wholly-owned subsidiary United Services Advisors Fund Management Inc. which was formed in September 1995 to provide investment services to Canadian investors, will become the advisor to the ML Small Cap Fund and will also offer other Canadian funds and investment products and services during fiscal 1996. Upon commencement of WMC operations, USAI's investment in WMC will be accounted for under the equity method.

GOVERNMENT SECURITIES

     As previously reported, during the fiscal year ended June 30, 1995, USAI purchased $130,525,000 par value U.S. Government agency notes ("Notes") from USG, a USF fund, of which $117,525,000 par value Notes were held at September 30, 1995. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements, issuance of a subordinated debenture to ML, as well as USAI's cash. As the Notes were recorded at fair value, USAI recorded pre-tax non-cash charges in fiscal 1995 of approximately $2,574,000 during the first quarter and $2,800,000 during the third quarter to the results of operations. It is USAI's intent, and management believes the Company has the ability, to hold these Notes to maturity as defined by SFAS 115; and therefore the Company anticipates ultimately realizing the Notes' par value. However, in accordance with SFAS 115, management reevaluates the "held-to-maturity" classification of the Notes each reporting period. Therefore, in accordance with SFAS 115, the Company has currently classified the Notes as held-to-maturity securities. As a result, the Company has recognized $524,880 and $196,917 in non-cash accretion of the Notes during the quarters ended September 30, 1995 and 1994, respectively.

     During calendar 1994 the Federal Reserve Board raised interest rates to address perceived inflationary pressures and could raise rates for such reason in the future. Notwithstanding the fact that the coupon on the Notes resets every 30 days, the Notes have been and may in the future be priced to actual maturity as opposed to the reset date due to the lagging index used to determine the coupon rate. As a consequence, as interest rates increase the market value of the Notes may decrease, which could result in the broker-dealers under the reverse repurchase agreements requesting additional collateral. In addition, the spread between interest due to the broker-dealers and the interest earning on the Notes with a lagging index may increase, increasing the Company's interest expense. To reduce this risk the Company purchases Eurodollar puts.

     USAI purchases put options on Eurodollar futures ("Options") with the expectation that they will reduce USAI's exposure to temporary declines in the value of the Notes and reduce USAI's exposure to increased interest costs of the reverse repurchase agreements in the event of a significant increase in interest rates. At September 30, 1995 USAI holds 140 Options expiring in December 1995 which reduce the risk of declines in the value of the Notes held by approximately 24% of the Notes' $117.525 million par value. The Options are exchange traded and require no cash requirements other than the initial premiums and USAI's exposure on the Options is limited to the initial premiums invested of $64,575.

CONVERTIBLE SUBORDINATED DEBENTURE

     In conjunction with the purchase of the Notes described above, USAI issued a $6 million 8% subordinated debenture to ML, the terms of which require principal payments as the Notes mature and quarterly interest payments. Payments of approximately $1.5 million were made during fiscal 1995 leaving an outstanding balance of approximately $4.5 million. All interest payments to ML have been made in a timely manner.

INVESTMENT ACTIVITIES

     Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. At quarter end the Company held approximately $3.497 million in investment securities other than the Notes. The value of these investments is approximately 40% of stockholders' equity at quarter end. Company investments in marketable securities classified as trading securities totaled approximately $2,178,000 (market value). In addition, there was approximately $1,319,000 in investments in securities classified as available for sale. These securities are primarily private placements that Management expects will become free-trading within one year. During the quarter net realized gains from the sale of investments aggregated approximately $226,000 which excludes the sales or expirations of Eurodollar puts, compared to approximately $148,500 for the September 30, 1994 quarter. Management believes that such activities are in the best interest of the Company. The activities are scrutinized by Company compliance personnel and reported to investment advisory clients.

FEE WAIVERS

     The Company has agreed to waive a portion of its fee revenues and/or to pay for expenses of certain mutual funds for purposes of enhancing the funds' competitive market position. Should assets of these funds increase, fund expenses borne by the Company would increase to the extent that such expenses exceed any expense caps in place. The Company expects to continue to waive fees and/or pay for fund expenses as long as market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

CONCLUSION

     At quarter end the Notes purchased by the Company had an average maturity of less than two years. The Notes have a face value of $117.525 million which is greater than the Company's purchase price. As of September 30, 1995 the Company had approximately $116.8 million in debt related to the Notes (comprised of the $4.5 million balance on the ML debenture and $112.3 million advanced by brokers pursuant to reverse repurchase agreement transactions). The ML note is essentially unsecured with ML looking to the collateral under the reverse repurchase agreements as its primary source of repayment. The reverse repurchase agreements with the broker-dealers are backed with collateral valued at approximately $114.5 million. The broker-dealers have and continue to extend the agreements; however, if all of the broker-dealers refused to roll-over their repurchase agreements there would be sufficient collateral to cover the brokers and there would be approximately $2.27 million to repay the ML note, leaving a balance to ML of $2.23 million. As of September 30, 1995, USAI had unrestricted cash and marketable securities with an aggregate value of almost $4.3 million which could be used to fully retire the debt related to the notes as well as sustain the continued operations of the Company.

     Based upon available information and internal analyses, through the last maturity date of the Notes, Management anticipates positive cash flow and net income in the related fiscal years, which income will include accretion related to the Notes in excess of the non-cash charge discussed above. Management believes current cash reserves, plus financing obtained and cash flow from operations, will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the Company to take advantage of investment opportunities whenever available. However, it is difficult to predict future events and should cash flow be insufficient due to some unexpected event, the Company would seek additional sources of financing to meet future working capital requirements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The information required by this item is contained in the accompanying financial statements, Part I, Item 1, Note H "Subsequent Event." Note H is hereby incorporated by reference into Part II.

ITEM 2. CHANGES IN SECURITIES.

     The Company's Articles of Incorporation were amended, after shareholder approval, on August 7, 1995 to increase the number of authorized shares of preferred stock from 6,000,000 to 7,000,000 shares and, consequently, the total number of shares which the corporation is authorized to issue from 10,000,000 to 11,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 3, 1995 a special meeting of shareholders was held to vote on increasing the number of shares which the Company is authorized to issue. On that date, there were 570,770 shares of Class A Common Stock outstanding, 1,000,000 shares of Class B Common Stock outstanding and 4,991,495 shares of Preferred Stock outstanding. Passage of the proposal required the affirmative vote of two-thirds of each class of shares outstanding.

     The first proposal presented to shareholders was the increase of authorized preferred shares from 6,000,000 to 12,000,000 and an increase of total authorized shares from 10,000,000 to 16,000,000. There were insufficient votes to pass this proposal. The votes on this proposal were as follows:

CLASS A COMMON STOCK
     For:  536,038
     Against:  752
     Abstained:  0
     Broker Nonvotes:  0

CLASS B COMMON STOCK
     For:  1,000,000
     Against:  0
     Abstained:  0
     Broker Nonvotes:  0

PREFERRED STOCK
     For:  2,281,768
     Against:  1,071,725
     Abstained:  514,325
     Broker Nonvotes:  0

     An alternate proposal presented to shareholders for approval was the increase of authorized preferred shares from 6,000,000 to 7,000,000 and an increase of total authorized shares from 10,000,000 to 11,000,000. The alternate proposal obtained the necessary votes for approval. The following votes on this alternate proposal were cast as follows:


CLASS A COMMON STOCK
     For:  536,038
     Against:  752
     Abstained:  0
     Broker Nonvotes:  0

CLASS B COMMON STOCK
     For:  1,000,000
     Against:  0
     Abstained:  0
     Broker Nonvotes:  0

PREFERRED STOCK
     For:  3,582,573
     Against:  253,225
     Abstained:  32,020
     Broker Nonvotes:  0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                                                       PAGE NO.

a.  Exhibits
    None

b.  Reports on Form 8-K
    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       UNITED SERVICES ADVISORS, INC.

 DATED:  November 14, 1995             BY:  /s/ BOBBY D. DUNCAN
                                       ----------------------------------------
                                       BOBBY D. DUNCAN
                                       PRESIDENT
                                       CHIEF OPERATING OFFICER

DATED:  November 14, 1995              BY:  /s/ JANE K. HATTON
                                       ----------------------------------------
                                       JANE K. HATTON
                                       VICE PRESIDENT
                                       CHIEF FINANCIAL OFFICER