Form 10-Q
period 1995-12-31
UNITED SERVICES ADVISORS INC /TX/
filed 1996-01-30
CIK 754811

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


/  X /   QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended:                 DECEMBER 31, 1995
                               ------------------------------------------------

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
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

On January 15, 1996 there were 564,352 shares of Registrant's Class A common stock outstanding and 6,077,922 shares of Registrant's preferred stock issued and outstanding.

                         UNITED SERVICES ADVISORS, INC.

                                   I N D E X

                         PART I. FINANCIAL INFORMATION

                                                                      PAGE NO.

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - .............................................  1-2
December 31, 1995 and June 30, 1995

Consolidated Statements of Operations - ...................................    3
Six-Month and Three-Month Periods Ended
December 31, 1995 and 1994

Consolidated Statements of Changes in Cash Flows ..........................  4-5
Six-Months Ended
December 31, 1995 and 1994

Notes to Consolidated Financial Statements ................................ 6-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS ............................................12-16

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .................................................   17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................   17

SIGNATURES ................................................................   18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         UNITED SERVICES ADVISORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    DECEMBER 31,           JUNE 30,
                                                                                                       1995                  1995
                                                                                                    (UNAUDITED)
                                                                                                    ------------        ------------
Current Assets
    Cash and cash equivalents ..............................................................        $  1,393,827        $  2,772,221
    Trading securities at fair value (Note B) ..............................................           1,936,790           1,510,316
    Receivables (Note C):
       Mutual funds ........................................................................             842,625             720,134
       Accrued interest ....................................................................             414,385             504,647
       Custodian fees ......................................................................              73,992             192,248
       Employees ...........................................................................              75,824              98,121
       Receivable from brokers .............................................................             193,176             104,747
       Other ...............................................................................              85,485              77,098
    Prepaid expenses .......................................................................             617,727             488,773
    Deferred tax asset .....................................................................                --                63,771
                                                                                                    ------------        ------------

               Total Current Assets ........................................................           5,633,831           6,532,076
                                                                                                    ------------        ------------

Net Property and Equipment .................................................................           2,572,710           2,664,820
                                                                                                    ------------        ------------

Other Assets
    Government securities held-to-maturity/available-for-sale (Note B and D) ...............          52,818,651         113,260,361
    Government securities available-for-sale, at fair value (Note B and D) .................          16,219,000                 ---
    Restricted cash and investments ........................................................             667,993             897,556
    Long- term receivables .................................................................             350,749             219,982
    Long-term deferred tax asset (Note G) ..................................................           1,801,174           2,224,602
    Residual equity interest ...............................................................             217,861             217,861
    Investment in joint venture ............................................................             696,915             518,073
    Investment securities available-for-sale, at fair value (Note B) .......................           2,099,465           1,466,622
    Other ..................................................................................              66,423              71,169
                                                                                                    ------------        ------------

               Total Other Assets ..........................................................          74,938,231         118,876,226
                                                                                                    ------------        ------------

                                                                                                    $ 83,144,772        $128,073,122
                                                                                                    ============        ============

         The accompanying notes are an integral part of this statement.

                         UNITED SERVICES ADVISORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                    DECEMBER 31,           JUNE 30,
                                                                                                       1995                  1995
                                                                                                    (UNAUDITED)
                                                                                                 -------------        -------------
Current Liabilities
    Current portion of capital lease obligations .........................................       $      58,968        $      93,658
    Current portion of notes payable .....................................................              39,987               38,325
    Current portion of annuity obligations ...............................................              18,000               18,000
    Current portion of subordinated debenture held by a related party ....................             653,981                 --
    Securities sold under agreement to repurchase (Note E) ...............................          68,356,213          112,201,469
    Accounts payable .....................................................................             231,364              167,598
    Accrued interest payable to third parties ............................................             131,957              388,217
    Accrued interest payable to related party (Note F) ...................................              90,940              113,126
    Accrued compensation and related costs ...............................................             231,443               53,700
    Accrued profit sharing and 401(k) ....................................................              24,000               48,000
    Accrued vacation pay .................................................................              75,959               75,959
    Accrued legal fees ...................................................................             106,727               50,722
    Other accrued expenses ...............................................................             101,863              146,508
    Deferred tax liability (Note G) ......................................................             294,641                 --
                                                                                                 -------------        -------------

    Total Current Liabilities ............................................................          70,416,043          113,395,282
                                                                                                 -------------        -------------

Subordinated Debenture Held By a Related Party ...........................................           3,546,035            4,534,212
Capital Lease Obligations ................................................................               3,786               24,354
Notes Payable-Net of Current Portion .....................................................           1,281,606            1,301,723
Annuity and Contractual Obligations ......................................................             153,387              156,328
Commitments and Contingencies (Note H) ...................................................             300,000                 --
                                                                                                 -------------        -------------

       Total Non-Current Liabilities .....................................................           5,284,814            6,016,617
                                                                                                 -------------        -------------

       Total Liabilities .................................................................          75,700,857          119,411,899
                                                                                                 -------------        -------------

Shareholders' Equity
    Preferred stock--$.05 par value; non-voting; authorized, 7,000,000 shares; ...........             303,575              253,575
    Common stock (class A)--$.05 par value; authorized, 1,750,000 shares; ................              28,539               28,539
    Common stock (class B)--$.05 par value; non-voting; authorized, 2,250,000
       shares; ...........................................................................                --                 50,000
    Additional paid-in-capital ...........................................................          10,332,605           12,852,986
    Treasury stock at cost; ..............................................................            (275,241)            (198,366)
    Net unrealized gain on available-for-sale securities (net of tax of $239,057
    and $120,914, respectively) ..........................................................             464,051              234,716
    Retained earnings (deficit) ..........................................................          (3,409,614)          (4,560,227)
                                                                                                 -------------        -------------

       Total Shareholders' Equity ........................................................           7,443,915            8,661,223
                                                                                                 -------------        -------------

                                                                                                 $  83,144,772        $ 128,073,122
                                                                                                 =============        =============

         The accompanying notes are an integral part of this statement.

                         UNITED SERVICES ADVISORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                                          DECEMBER 31,                         DECEMBER 31,
                                                              -------------------------------       -------------------------------
                                                                   1995               1994*              1995               1994*


REVENUE (Note C)
    Investment advisory fee ............................      $  2,716,507       $  2,880,758       $  1,310,425       $  1,470,803
    Transfer agent fee .................................         1,624,965          1,672,009            866,512            864,653
    Accounting fee .....................................           254,800            230,195            125,050            116,128
    Exchange fee .......................................           120,915            133,825             56,205             64,500
    Custodial fees .....................................           294,717            240,385            159,381            150,660
    Investment income (loss) ...........................         2,032,893           (157,256)         1,450,363
                                                                                                                            (75,861)
    Other ..............................................           146,177            111,263             85,936             58,888
    Government security interest income ................         2,737,754          1,302,912          1,383,241            788,759
    Government security accretion to par ...............         1,016,697            485,042            491,817            288,125
                                                                ----------          ---------          ---------          ---------
                                                                10,945,425          6,899,133          5,928,930          3,726,655

EXPENSES
    General and administrative .........................         5,234,541          4,913,243          2,721,302          2,634,120
    Depreciation and amortization ......................           240,948            257,466            120,474            130,167
    Interest-note payable and other ....................            62,457            189,942             28,325             38,540
    Government security non-cash charge ................              --            2,573,844               --                 --
    Interest expense-securities sold under
        agreement to repurchase ........................         3,411,802          1,952,163          1,677,970          1,224,149
    Interest expense subordinated debenture ............           181,368            200,000             90,684            120,000
                                                                ----------          ---------          ---------          ---------
                                                                 9,131,116         10,086,658          4,638,755          4,146,976
EARNINGS BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING ..........................................         1,814,309         (3,187,525)         1,290,175           (420,321)

PROVISIONS FOR FEDERAL INCOME TAXES
    Current ............................................              --                 --                 --                 --
    Deferred (Note G) ..................................           663,697           (934,314)           445,053           (108,574)
                                                                ----------          ---------          ---------          ---------
                                                                   663,697           (934,314)           445,053           (108,574)
EARNINGS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING ................................      $  1,150,612       $ (2,253,211)      $    845,122       $   (311,747)

CUMULATIVE EFFECT OF CHANGE IN
ACCTG FOR MARKETABLE SECURITIES ........................      $       --         $     43,284               --         $       --
                                                                ----------          ---------          ---------          ---------

NET EARNINGS ...........................................      $  1,150,612       $ (2,209,927)      $    845,122       $   (311,747)

PER SHARE AMOUNTS
    Primary and fully diluted
    Continuing operations ..............................      $        .18       $       (.40)      $        .13       $       (.05)
    Cumulative effect of change in accounting ..........      $       --         $        .01       $       --         $       --
                                                                ----------          ---------          ---------          ---------

NET EARNINGS ...........................................      $        .18       $       (.39)      $        .13       $       (.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
    Primary and fully diluted ..........................         6,574,570          5,634,226          6,562,222          5,840,338

*Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                          UNITED SERVICES ADVISORS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          SIX MONTHS ENDED
                                                                                                             DECEMBER 31,
                                                                                                  ----------------------------------
                                                                                                       1995                1994*
                                                                                                  ------------         -------------
 Cash Flows From Operating Activities:
    Net earnings (loss) ..................................................................        $  1,150,612         $ (2,209,927)
    Adjustments to reconcile to net cash provided by operating activities:
       Depreciation and amortization .....................................................             240,949              257,466
       Government security accretion .....................................................          (1,016,697)            (485,042)
       Government security charge ........................................................                --              2,573,844
       Net gain on sales of securities ...................................................          (1,704,728)            (152,530)
       Gain on disposal of equipment .....................................................                (257)                (500)
       Cumulative effect of change in accounting .........................................                --                (43,284)
       Treasury stock granted ............................................................              86,803                 --
    Changes in assets and liabilities, impacting cash from operations:
       Restricted investments ............................................................             229,563             (801,086)
       Accounts receivable ...............................................................            (119,259)            (546,652)
       Deferred tax asset ................................................................             663,697             (934,314)
       Prepaid expenses and other ........................................................            (307,798)             131,808
       Trading securities ................................................................             504,487            1,033,525
       Accounts payable ..................................................................              63,766              (41,742)
       Accrued expenses ..................................................................             186,657              629,597
                                                                                                  ------------         -------------
    Total adjustments ....................................................................          (1,172,817)           1,621,090
                                                                                                  ------------         -------------

Net Cash Used For Operations .............................................................             (22,205)            (588,837)
                                                                                                  ------------         -------------

Cash Flows From Investing Activities:
    Purchase of building and land ........................................................                --                (20,625)
    Purchase of furniture and equipment ..................................................            (144,215)            (245,383)
    Net proceeds on sale of equipment ....................................................                 381                  500
    Proceeds on sale of available-for-sale securities ....................................             156,425                 --
    Purchase of available-for-sale securities ............................................            (802,666)             (50,250)
    Net purchase of government securities held-to-maturity ...............................                --            (92,902,599)
    Proceeds on sale of government securities available-for-sale .........................          46,374,050                 --
                                                                                                  ------------         -------------
                                                                                                    45,583,975          (93,218,357)
Cash Flows From Financing Activities:
    Payments on annuity ..................................................................              (2,941)              (2,743)
    Payments on note payable to bank .....................................................             (18,455)             (16,746)
    Payments on capital lease ............................................................             (55,258)             (50,572)
    Payments on subordinated debenture to related party ..................................            (334,196)                --
    Net proceeds from securities sold under agreement to repurchase ......................             674,119           86,635,113
    Net payments on securities sold under agreement to repurchase ........................         (44,519,375)                --
    Proceeds from issuance of subordinated debenture to related party ....................                --              6,000,000
    Proceeds from issuance of preferred stock, warrants, and options .....................           2,482,096              114,275
    Proceeds from issuance of common stock (Class B) to related party ....................                --              5,000,000
    Purchase of Common Stock (Class B) from related party ................................          (5,000,000)                --
    Purchase of Treasury stock ...........................................................            (166,154)             (65,635)
                                                                                                  ------------         -------------
                                                                                                   (46,940,164)          97,613,692

Net Increase (Decrease) in Cash and Cash Equivalents .....................................          (1,378,394)           3,806,498

Beginning cash and cash equivalents ......................................................           2,772,221            1,258,599
                                                                                                  ------------         -------------

Ending Cash and Cash Equivalents .........................................................        $  1,393,827         $  5,065,097
                                                                                                  ============         =============

*Reclassified for comparative purposes

         The accompanying notes are an integral part of this statement.

                          UNITED SERVICES ADVISORS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          SIX MONTHS ENDED
                                                                                                             DECEMBER 31,
                                                                                                  ----------------------------------
                                                                                                       1995                1994
                                                                                                  ------------         -------------

Schedule of Non-Cash Investing and Financing Activities:
    Issuance of shares for investment in joint venture ...............................................     $     --       $  510,000

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest ...........................................................................      3,869,135        994,246

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

     The results of operations for the six month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

NOTE B.  SECURITY INVESTMENTS.

    Investments in securities are accounted for and reported in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective July 1, 1994. Under this pronouncement, management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each reporting period date. If the securities are purchased with the intent and the Company has the ability to hold the securities until maturity, they are classified as securities held-to-maturity and carried at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and stated at fair value with the unrealized gains and losses included in earnings. Securities which will be held for indefinite periods of time are classified as available-for-sale and stated at fair value with the unrealized gains and losses included as a separate component of shareholder's equity. The Company recognized the cumulative effect of adopting the pronouncement in the first quarter of fiscal 1995 as a change in accounting principle. All realized gains on the sale of securities are calculated using cost determined on the specific identification method.

    The market value of investments classified as trading at December 31, 1995 was approximately $1,900,000. The net change in the market value of trading securities as of June 30, 1995 versus December 31, 1995 on trading securities that has been included in earnings for the six month period was approximately $250,000.

    The Company holds U.S. Government agency notes ("Notes") with a par value of $70,275,000 of which $53,725,000 are classified as held-to-maturity securities and reported at their amortized cost of approximately $52,815,000. The remaining $16,550,000 par value Note is classified as available-for-sale and is reported at its market value of approximately $16,220,000 with approximately $101,000 (before tax) in unrealized losses recorded as a separate component of
Shareholders' Equity at December 31, 1995. The $16,550,000 par value Note was reclassified from held-to-maturity to available-for-sale during December 1995 in accordance with the FASB GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("Special Report") at an amortized cost of approximately $16,320,343. Additionally, Notes with a par value of $47,250,000 and amortized cost of approximately $45,000,000 were also reclassified from held-to-maturity to available-for-sale and then sold resulting in a realized gain in excess of $1,000,000 in December 1995. See further discussion of the Notes at Note D.

     The estimated fair value of the investments classified as available-for-sale at December 31, 1995, excluding the Notes classified as available-for-sale discussed above, was approximately $2,100,000 with approximately $800,000 (before tax) in unrealized gains recorded as a separate component of Shareholders' Equity as of December 31, 1995. These investments are reflected as non-current assets on the December 31, 1995 consolidated balance sheet and are in private placements which were restricted for sale on the open market as of December 31, 1995. It is anticipated the securities obtained in these private placements will become free-trading within one year. During the six month period, the Company recorded realized gains of approximately $127,000 on securities which were transferred from available-for-sale securities to trading securities upon such securities becoming free trading. The Company also recorded unrealized gains of approximately $26,600 on securities which were transferred from available-for-sale securities to trading securities upon becoming free trading during the six month period which are included in the net change on trading securities of approximately $250,000.

     In accordance with the agreement between the Company and United Services Funds ("USF") discussed in detail in Note C of the Notes to the Consolidated Financial Statements for the fiscal year ending June 30, 1995, collateral of $750,000 has been returned to the Company since the inception of the agreement due to the reduced percentage of USG invested in the Notes. Accordingly, approximately $150,000 was classified as part of Restricted Investments in the consolidated balance sheet at December 31, 1995.

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

     The Company is also investment adviser and transfer agent to Accolade Funds. Additionally, the Company provides administrative services to Pauze/Swanson United Services Funds ("PSUSF") and is the investment advisor and transfer agent to United Services Insurance Funds ("USIF"). The Company's relationship with both PSUSF and USIF will terminate in the third quarter of the fiscal year ending June 30, 1996.

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

     USAI has voluntarily waived or reduced its advisory fee, guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USF funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the six month period ended December 31, 1995 and December 31, 1994 was $1,808,696, and $1,720,400,
respectively.

     Effective November 1, 1995, the Board of Trustees of USF approved an increase in the base transfer agency fee charged to the Funds from $20 to $23 per account.

     The investment advisory contract and related contracts between the Company and USF were recently renewed and expire on or about October 25, 1996. Management anticipates the Trustees of USF will renew the contracts.

NOTE D. GOVERNMENT SECURITIES.

     As previously reported, during the fiscal year ended June 30, 1995, USAI purchased $130,525,000 par value Notes from a USF fund of which $70,275,000 par value Notes were held by USAI at December 31, 1995. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements (see Note E), issuance of a subordinated debenture, as well as USAI's cash. As the Notes were recorded at fair value, a pre-tax non-cash charge to the results of operations of $5,375,269 was recorded during fiscal 1995.

     The Notes were initially recorded as held-to-maturity securities in accordance with SFAS 115. However, as discussed in Note B, $63,800,000 par value Notes were reclassified in December 1995 from the held-to-maturity category to the available-for-sale category in accordance with the one-time reassessment allowed by the FASB Special Report. The remaining $53,725,000 par value Notes retain their held-to-maturity status as defined by SFAS 115 and therefore the Company anticipates ultimately realizing the Notes par value. The Company has recognized approximately $1,000,000 in non-cash accretion of the Notes during the six months ended December 31, 1995.

     Notes with a par value of $47,250,000 which were reclassified as available-for-sale were sold in December 1995 resulting in realized gains in excess of $1,000,000. Additionally, the Company expects to save over $500,000 in annual interest costs on debt that was used to finance these Notes.

     The remaining held-to-maturity Notes of $53,725,000 held at December 31, 1995 mature at their aggregate par amount during the period October 1996-March 1997 and $16,550,000 available-for-sale Note held at December 31, 1995 matures during July 1997 unless otherwise sold prior to its stated maturity date.

NOTE E. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.

     As discussed in Note D, USAI financed the acquisition of the Notes by entering into agreements to repurchase securities with third party broker-dealers. The terms with the broker-dealers provide that the reverse agreements must be collateralized by the Notes and/or cash. The Notes described in Note D are held by the broker-dealers as collateral. Throughout fiscal 1995, and as of January 1996, each reverse repurchase agreement has matured and has been renewed. Management believes that the reverse repurchase agreements can be periodically renewed until the Notes mature. All reverse repurchase agreements are with major broker-dealers and are secured by U.S. Government Agency obligations.

     The following is a summary of information as of December 31, 1995 on the securities sold under agreements to repurchase and the repurchase liability:

                                                         MATURES
                                                    LESS THAN 30 DAYS
                                                    -----------------
     Carrying Amount of Collateral .................   $69,138,994
     Market Value of Collateral ....................    68,570,256
     Repurchase Liability ..........................    68,356,213
     Accrued Interest Receivable on Collateral .....       414,385

NOTE F. RELATED PARTY TRANSACTIONS.

     USAI and Marleau, Lemire Inc. ("ML") closed a transaction on December 29, 1995 covering the issuance of preferred stock and the repurchase of convertible non-voting common stock and closely related items as discussed below. Pursuant to the agreement: (1) ML no longer has a right to return its one million shares of Class B common stock to the Company at its original purchase price of $5,000,000; (2) in this connection, the Company eliminated any future interest costs it might have borne had ML converted its investment to debt; and, (3) the Company canceled ML's warrants and options to acquire additional shares thus reducing future dilution by approximately 1.65 million shares.

     In connection with the December 1995 transaction, ML received $2,500,000 cash and 1,000,000 shares of preferred stock in exchange for USAI canceling (a) ML's 1,000,000 shares of USAI's Class B common shares, (b) warrants giving ML the right to acquire 1,000,000 shares of USAI's voting Class A common stock or preferred stock, (c) ML's option to convert the remaining balance of its subordinated debenture into approximately 648,000 shares of USAI's Preferred stock, and (d) other rights under the December 1994 agreements relating to ML's original purchase, including its right to obtain voting control of USAI. See Notes N and O in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 1995 for disclosure relating to the December 1994 transaction with ML.

As a result of the December 1995 transaction:

     1. Messrs. Hubert Marleau and Richard Renaud, ML's representatives, resigned from USAI's Board of Directors and Frank E. Holmes, USAI's Chief Executive Officer, resigned from ML's Board of Directors;

     2. USAI committed to prepay $50,000 per month toward the principal balance outstanding on the debenture held by ML in accordance with the prepayment clause set forth in the USAI-ML Subordinated Debenture Agreement ("Debenture");

     3. The Debenture is being amended to provide that in the event that voting control of USAI changes, the balance owing ML under the Debenture shall become due and payable prior to closing on the change in control and the registration statement covering ML's 1,000,000 shares of preferred stock shall be declared effective by the SEC prior to said closing;

     4. ML has undertaken to immediately transfer the assets and the management contract(s) of ML's Small Cap Fund ("Small Cap") from ML to United Services Advisors Canada, Inc. ("USACI") (or one of its designated subsidiaries), the USAI-ML joint venture previously named United Services Advisors Wealth Management Inc, subject to regulatory and shareholder approvals -- with all revenues generated by Small Cap, effective January 1, 1996, whether the assets and management contracts have been transferred or not, becoming the revenue of USACI.

     5. USAI agreed to bear up to the next Cdn $250,000 in costs with respect to USACI; and

     6. The requirement that Mr. Holmes exchange 177,280 shares of USAI's Class A common stock for 400,633 shares of ML (133,551 consolidated shares based upon 1 new for 3 old) was canceled in its entirely; with the understanding, however, that the 72,720 Class A common shares held by ML and the ML shares held by Mr. Holmes are not subject to this cancellation.

TRANSACTIONS WITH ML

     During the six months ended December 31, 1995, USAI purchased 7,100 shares of ML common stock through USAI's brokerage account at Marleau, Lemire Securities Inc. ("MLSI"), a subsidiary of ML, for $28,324. USAI's position in ML common stock is 42,219 shares, which represents less than 1% of the ML common shares outstanding.

     At various intervals during the quarter ended September 30, 1995, the Company purchased 175 put options on Eurodollar futures ("Options") for premiums of $73,938 through Marleau, Lemire Futures which is a division of MLSI. These Options were purchased with the expectation that they will reduce USAI's exposure to temporary declines in the value of the Notes discussed in Note D and reduce USAI's exposure to increased interest costs on the reverse repurchase agreements discussed in Note E in the event of a significant increase in interest rates. These Options are exchange traded and require no cash requirements other than the initial premiums paid. Due to the current interest rate environment, all Options have expired as of December 31, 1995 resulting in realized losses of approximately $50,000.

     As of December 31, 1995, USAI has accrued approximately $91,000 in subordinated debenture interest payable to ML. Additionally, in connection with the sale of the Notes discussed in Note D, USAI repaid approximately $330,000 in principal on the subordinated debenture.

NOTE G. INCOME TAXES.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of December 31, 1995 are presented below:

                                                         DECEMBER 31,
                                                             1995
                                                         -----------
     Deferred Tax Assets

     Book/tax differences in the balance sheet:
        Accumulated depreciation .....................   $   114,600
        Accrued expenses .............................        23,748
        Annuity obligations ..........................        58,272
        Net unrealized holding gain ..................       239,057
                                                         -----------
                                                             435,677
     Tax carryovers:
        NOL carryover ................................     1,537,045
        Investment credit carryover ..................        34,472
        Minimum tax credits ..........................        56,786
                                                         -----------
                                                           1,628,303
                                                         -----------

     Deferred tax asset ..............................     2,063,980
                                                         -----------

     Deferred Tax Liabilities
     Trading securities ..............................       (79,333)
     Investment securities available-for-sale ........      (239,057)
                                                         -----------
     Deferred tax liability ..........................      (318,390)
                                                         -----------
     Net deferred tax asset ..........................   $ 1,745,590
                                                         ===========

     For federal income tax purposes at December 31, 1995, the Company has net operating losses ("NOLs") of approximately $4,500,000 which will expire in fiscal 2007 and 2010, investment credits of $34,472 expiring in 1998 and minimum tax credits of $56,786 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to December 31, 1995, there could be an annual limitation on the amount of NOLs that could be utilized.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs which give rise to the deferred tax asset.

NOTE H. COMMITMENTS AND CONTINGENCIES

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

     On November 21, 1995, judgment was entered in favor of Letch. While the jury verdict found that there was no fraud, conspiracy or malice, the jury did find that: (1) the Company had an oral agreement to pay Letch a fee equal to 1% of assets existing in PSUSF after it had been in existence for one year; (2) $187,000 is the amount of damages due Letch for breach of the oral agreement (plus an additional $16,137 for prejudgment interest); and (3) that Letch is entitled to 50% of said damages ($93,500) as reasonable attorney's fees. Total damages therefore aggregate of $296,637.

     The Company is currently pursing an appeal--reasserting that there is not sufficient evidence to support the finding of an enforceable agreement; and, assuming there is an agreement, that the "Statue of Frauds" applies and the agreement is not valid because it is not in writing.

     The Company has accrued approximately $100,000 (management's best estimate of the fees and expenses necessary to fund an appeal) and $300,000 (the approximate amount of the judgment) which are both reflected in the Company's Consolidated Statement of Operations for the second quarter of fiscal 1996.

     Through January 1996, legal fees and expenses to defend this action were in excess of $210,000, a significant portion of which was incurred during fiscal year 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

     The Company posted net earnings of $1,150,612 ($0.18 per share) for the six months ended December 31, 1995, as compared to a net loss of $2,209,627 ($0.39 per share) for the six months ended December 31, 1994.

ASSETS UNDER MANAGEMENT

     The Company's investment advisory fee revenue is based upon a percentage of average net assets under management. Therefore, fluctuations in financial markets impact revenues and results of operations.

     Assets under management for the United Services Funds ("USF") for the six months ended December 31, 1995 averaged $1.26 billion versus $1.40 billion for the six months ended December 31, 1994. This decrease in average assets primarily resulted from a decline in the value of gold related assets. Assets under management for the Accolade Funds ("Accolade"), which commenced operations in October 1994, averaged $24 million for the six months ended December 31, 1995 versus $1 million for the period from commencement of operations to December 31, 1994.

     As of January 25, 1996, total assets under management for USF were approximately $1.4 billion with gold assets up over $100 million from their six month average. Total assets under management for Accolade were approximately $39 million.

REVENUES

     Total consolidated revenues for the six months ended December 31, 1995 increased approximately 59 % over the six months ended December 31, 1994. This resulted primarily from interest income and accretion on the U.S. Government Agency Notes ("Notes") purchased during the fiscal year ended June 30, 1995, a majority of which were purchased during the first quarter of fiscal 1995 as well as realized gains in excess of $1 million on the sale of Notes during December 1995. See Note D to the December 31, 1995 Notes to the Consolidated Financial Statements for detail regarding the sale of the Notes.

     Excluding the income and realized gains from the Notes, revenue for the period ended December 31, 1995 increased approximately 17% over the six months ended December 31, 1994. This increase resulted primarily from a significant increase in investment income due to: 1) the Company recognizing approximately $350,000 more realized gains on the sales of investments; and 2) the Company implementing SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as of July 1, 1994 (fiscal 1995) which required the Company to recognize the change in unrealized gains and losses on investments defined as trading securities in the Company's income statement. Approximately $252,000 of unrealized appreciation on trading securities was included in operations for the six months ended December 31, 1995 compared to approximately $370,000 of unrealized depreciation on trading securities was included in operations for the six months ended December 31, 1994. This unrealized appreciation on the Company's trading securities reflects improved market conditions over the previous year.

EXPENSES

     Total consolidated expenses for the six months ended December 31, 1995 decreased approximately 10 % over the six months ended December 31, 1994. This net decrease resulted primarily from a combination of: 1) a non-recurring non-cash charge of approximately $2.5 million relating to the purchase of the Notes incurred in the first quarter of fiscal 1995; and 2) an increase in interest expense of approximately $1.4 million on securities sold under agreement to repurchase with broker-dealers from the previous six months. This increase in interest expense is due to the fact that $93.275 million par value Notes were purchased throughout the quarter ended September 30, 1994, while $117.525 million par value Notes were held substantially for the entire six months ended December 31, 1995.

     Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company for the six month period ended December 31, 1995 increased 3% over the six months ended December 31, 1994 primarily as a result of an increase in legal fees of approximately $130,000 and the settlement accrual of $300,000 related to the Letch litigation (see detail of the fact pattern relating to the Letch litigation at Note H to the December 31, 1995 Consolidated Financial Statements). On the other hand, sales promotion costs decreased primarily due to more efficient uses of our marketing resources. The Company does not expect any further significant charges relating to the Letch litigation.

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

     The Company posted net earnings of $845,122 ($0.13 per share) for the three months ended December 31, 1995, as compared to a net loss of $311,747 ($0.05 per share) for the three months ended December 31, 1994.

ASSETS UNDER MANAGEMENT

     The Company's investment advisory fee revenue is based upon a percentage of average net assets under management. Therefore, fluctuations in financial markets impact revenues and results of operations.

     Assets under management for USF for the three months ended December 31, 1995 averaged $1.24 billion versus $1.39 billion for the three months ended December 31, 1994. This decrease in average assets primarily resulted from a decline in the value of gold related assets. To help offset this decrease, assets under management for Accolade, which commenced operations in October 1994, averaged $29 million for the three months ended December 31, 1995 versus $1 million for the period from commencement of operations to December 31, 1994.

REVENUES

     Total consolidated revenues for the three months ended December 31, 1995 increased approximately 59 % over the three months ended December 31, 1994. This resulted primarily from interest income and accretion on the Notes purchased during the fiscal year ended June 30, 1995, a majority of which were purchased during the first quarter of fiscal 1995, as well as realized gains in excess of $1 million on the sale of Notes during December 1995.

     Excluding the interest and accretion income and realized gains from the Notes, revenue for the three months ended December 31, 1995 increased approximately 7% over the three months ended December 31, 1994. This increase resulted primarily from: 1) the Company recognizing approximately $270,000 more in realized gains on the sales of investments during the three months ended December 31, 1995 versus the three months ended December 31, 1994; and 2) approximately $50,000 of unrealized depreciation on trading securities was included in operations for the three months ended December 31, 1995 compared to approximately $120,000 of unrealized depreciation on trading securities which was included in operations for the three months ended December 31, 1994.

EXPENSES

     Total consolidated expenses for the three months ended December 31, 1995 increased approximately 12 % over the three months ended December 31, 1994. A significant portion of this increase resulted from an increase in interest expense of approximately $425,000 on securities sold under agreement to repurchase with broker-dealers from the previous three months. This increase in interest expense is due to the fact that the Company held only $93.275 million par value Notes throughout the quarter ended December 31, 1994, while the Company held $117.525 million par value Notes for the majority of the quarter ended December 31, 1995.

     Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company increased 2% over the three months ended December 31, 1994 primarily as a result of an increase in legal fees and the settlement accrual relating to the Letch litigation discussed above. On the other hand, sales promotion costs and salaries decreased primarily due to a more efficient uses of our Company's marketing and personnel resources.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal year 1996, the Company experienced a decrease in cash and cash equivalents. This net decrease was primarily due to the cash outflows associated with the transaction with Marleau, Lemire Inc. ("ML") in December 1995. On the other hand, the Company realized positive cash inflows related to its investment activities.

DECEMBER 1995 MARLEAU, LEMIRE TRANSACTION

     As fully disclosed in Note F to the December 31, 1995 Notes to the Consolidated Financial Statements, USAI and Marleau, Lemire Inc. ("ML") closed a transaction on December 29, 1995 covering the issuance of preferred stock and the repurchase of convertible non-voting common stock. Pursuant to the agreement: (1) ML on longer has a right to return its one million shares of Class B common stock to the Company at its original purchase price of $5,000,000; (2) in this connection, the Company eliminated any future interest costs it might have borne had ML converted its investment to debt; and, (3) the Company canceled of ML's warrants and options to acquire additional shares reduce future dilution by approximately 1.65 million shares.

     In connection with the December 1995 transaction, ML received $2,500,000 cash and 1,000,000 shares of preferred stock in exchange for USAI cancelling (a) ML's 1,000,000 shares of USAI's Class B common shares, (b) warrants giving ML the right to acquire 1,000,000 shares of USAI's voting Class A common stock or preferred stock, (c) ML's option to convert the remaining balance of its subordinated debenture into approximately 648,000 shares of USAI's preferred stock, and (d) other rights under the December 1994 agreements relating to ML's original purchase, including its right to obtain voting control of USAI. See Notes N and O in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 1995 for additional disclosure relating to the December 1994 transaction with ML.

     Additionally, as result of the December 1995 transaction: (1) USAI committed to prepay $50,000 per month toward the principal balance outstanding of the debenture held by ML; (2) ML has undertaken to immediately transfer the assets and the management contract(s) of ML's Small Cap Fund ("Small Cap") from ML to United Services Advisors Canada, Inc. ("USACI") (or one of its designated subsidiaries), the USAI-ML joint venture previously named United Services Advisors Wealth Management Inc, subject to regulatory and shareholder approvals -- with all revenues generated by Small Cap, effective January 1, 1996, whether the assets and management contracts have been transferred or not, becoming the revenue of USACI; (3) USAI agreed to bear up to the next Cdn $250,000 in costs with respect to USACI.

     As a result of this transaction, ML no longer is able to obtain voting control of the Company and the Company has simplified its balance sheet and capital structure and has also reduced potential dilution and future interest costs. The Company does not expect any more material changes to the Company's common or preferred stock during fiscal 1996.

GOVERNMENT SECURITIES

     As previously reported, during the fiscal year ended June 30, 1995, USAI purchased $130.525 million par value Notes from a USF fund of which $70.275 million par value Notes were held by USAI at December 31, 1995. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements, issuance of a subordinated debenture to ML, as well as USAI's cash. As the Notes were recorded at fair value, a pre-tax non-cash charge to the results of operations of $5,375,269 was recorded during fiscal 1995.

     The Notes were initially recorded as held-to-maturity securities in accordance with SFAS 115. However, as discussed in Note B to the December 31, 1995 Notes to the Consolidated Financial Statements, $63.8 million par value Notes were reclassified in December 1995 from the held-to-maturity category to the available-for-sale category in accordance with the one-time reassessment allowed by the FASB Special Report. The remaining $53.725 million par value Notes retain their held-to-maturity status as defined by SFAS 115; and therefore the Company anticipates ultimately realizing the Notes' par value. The Company has recognized approximately $1 million in non-cash accretion on the Notes during the six months ended December 31, 1995. The Company expects to sell the remaining $16.55 par value Note classified as available-for-sale when market conditions warrant, or in absence of satisfactory market conditions, to hold this Note to maturity thereby recognizing the Note's full par value.

     Notes with a par value of $47.250 million, which were reclassified as available-for-sale, were sold in December 1995 resulting in realized gains and cash flow in excess of $1 million. Additionally, the Company expects to save over $500,000 in annual interest costs on debt that was used to finance these Notes.

     During calendar 1994 the Federal Reserve Board raised interest rates to address perceived inflationary pressures and could raise rates for such reason in the future. Notwithstanding the fact that the coupon on the Notes resets every 30 days, the Notes have been and may in the future be priced to actual maturity as opposed to the reset date due to the lagging index used to determine the coupon rate. As a consequence, as interest rates increase, the market value of the Notes may decrease, which could result in the broker-dealers under the reverse repurchase agreements requesting additional collateral. In addition, the spread between interest due to the broker-dealers and the interest earning on the Notes with a lagging index may increase, increasing the Company's interest expense. To reduce this risk the Company may purchase put options on Eurodollar futures ("Options"). In light of the current stable-to-decreasing interest rate environment, the Company holds no Options as of December 31, 1995. The Company will continue to monitor the interest rate environment and evaluate the necessity of purchasing Options in the future to reduce its interest rate risk.

SUBORDINATED DEBENTURE

     In conjunction with the purchase of the Notes described above, USAI issued a $6 million 8% subordinated debenture to ML, the terms of which require quarterly interest payments and principal payments as the Notes mature. Principal payments of approximately $1.5 million were made during fiscal 1995 and a payment of approximately $330,000 was made during the quarter ended December 31, 1995 leaving an outstanding balance of approximately $4.2 million. Additionally, due to the ML transaction discussed above, beginning in the third quarter of fiscal 1996, USAI will prepay $50,000 per month to ML on the outstanding principal balance of the debenture. All interest payments to ML have been made in a timely manner.

INVESTMENT ACTIVITIES

     Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. At December 31, 1995, the Company held approximately $4 million in investment securities other than the Notes. The value of these investments is approximately 54 % of stockholders' equity at December 31, 1995. Company investments in marketable securities classified as trading securities totaled approximately $1.9 million (market value). In addition, there was approximately $2.1 million in investments in securities classified as available for sale. These securities are primarily private placements that Management expects will become free-trading within one year. During the six months ended December 31, 1995 net realized gains from the sale of investments aggregated approximately $520,000 which excludes the sales of Notes or expirations of Options, compared to approximately $291,000 for the six months ended December 31, 1994. Management believes that such activities are in the best interest of the Company and the activities are scrutinized by Company compliance personnel and reported to investment advisory clients.

FEE WAIVERS

     The Company has agreed to waive a portion of its fee revenues and/or to pay for expenses of certain mutual funds for purposes of enhancing the funds' competitive market position. Should assets of these funds increase, fund expenses borne by the Company would increase to the extent that such expenses exceed any expense caps in place. The Company expects to continue to waive fees and/or pay for fund expenses as long as market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing. Further, the Company, in conjunction with USF's Board of Trustees, has been assessing the viability of the funds receiving such support. In this regard, one small USF fund (with no asset growth and less than $6 million in average net assets) was closed during the quarter ended December 31, 1995. It is anticipated that the assessment of funds will continue in the future and other such funds may be closed, thereby reducing the amount of fees waived and/or expenses borne by the Company.

CONCLUSION

     At December 31, 1995, the Notes purchased by the Company had an average maturity of approximately fifteen months. The Notes have a face value of $70.275 million which is greater than the Company's purchase price. As of December 31, 1995 the Company had approximately $72.5 million in debt related to the Notes (comprised of the $4.2 million balance on the ML debenture and $68.3 million advanced by brokers pursuant to reverse repurchase agreement transactions). The ML note is essentially unsecured with ML looking to the collateral under the reverse repurchase agreements as its primary source of repayment. The reverse repurchase agreements with the broker-dealers are backed with collateral valued at approximately $68.6 million. The broker-dealers have and continue to extend the agreements; however, if all of the broker-dealers refused to roll-over their repurchase agreements, there would be sufficient collateral to cover the brokers and there would be approximately $214,000 available to repay the ML note, leaving a balance to ML of $4 million. As of December 31, 1995, USAI had unrestricted cash and investment securities with an aggregate value of over $5.4 million which could be used to fully retire the debt related to the notes as well as sustain the continued operations of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The information required by this item is contained in the accompanying financial statements, Part I, Item 1, Note H "Commitments and Contingencies." Note H is hereby incorporated by reference into Part II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     (10)(a) December 7, 1994 Subscription and Purchase Agreement between Registrant, Marleau, Lemire Inc., Frank E. Holmes and F.E. Holmes Organization Inc. (incorporated by reference to Exhibit 10 to Registrant's Registration Statement No. 33-90518 filed on Form S-3 with the Commission on March 16, 1995).

     (10)(b) December 7, 1994 Employment and Non-Competition Agreement between United Services Advisors, Inc. and Frank E. Holmes (incorporated by reference to Exhibit 10(b) to the Pre-Effective Amendment No. 1 to Registrant's Registration Statement No. 33-90518 filed on Form S-3 with the Commission on May 12, 1995).

     (10)(c) December 7, 1994 Shareholders' Agreement among United Services Advisors, Inc., Mr. Frank E. Holmes, F.E. Holmes Organization Inc., and Marleau, Lemire Inc. (incorporated by reference to Exhibit 10(c) to the Pre-Effective Amendment No. 1 to Registrant's Registration Statement No. 33-90518 filed on Form S-3 with the Commission on May 12, 1995).

     *(10)(d) December 29, 1995 Agreement among United Services Advisors, Inc. Mr. Frank E. Holmes, F.E. Holmes Organization Inc., and Marleau, Lemire Inc. filed herewith.

(b) No Reports on Form 8-K were filed during the quarter ended December 31, 1995

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DATED:  January 30, 1996               UNITED SERVICES ADVISORS, INC.

                                       By: /s/ BOBBY D. DUNCAN
                                       -----------------------------------------
                                       Bobby D. Duncan
                                       President
                                       Chief Operating Officer


DATED:  January 30, 1996               UNITED SERVICES ADVISORS, INC.

                                       By: /s/ JANE K. HATTON
                                       -----------------------------------------
                                       Jane K. Hatton
                                       Vice President
                                       Chief Financial Officer

EXHIBIT (10)(d)

                     [United Services Advisors, Inc. Logo]

                                December 29, 1995

                                                                  FINAL VERSION

Marleau, Lemire Inc.
1 Place Ville-Marie
Suite 3601
Montreal, Quebec H3B 3P2

Attention:  Mr. Hubert Marleau, Chairman

Dear Sirs:

This letter supersedes the letter of December 28, 1995 and will serve to confirm our most recent discussions. For consideration of $US 2,500,000 United Services Advisors, Inc. ("USAI") will repurchase 500,000 of ML's 1,000,000 Class B Common Shares ("B Shares") issued to Marleau, Lemire Inc. ("ML") by USAI pursuant to that certain Subscription and Purchase Agreement dated December 7, 1994 ("Purchase Agreement") between USAI, ML, Mr. Frank Holmes and F.E. Holmes Organization, Inc. ("Holmes"). Further, USAI will exchange 1,000,000 shares of its Preferred Class ("Preferred") for ML's remaining 500,000 B Shares and the following consideration. Simultaneous with the completion of these two events the 1 million purchase warrants issued to ML pursuant to the Purchase Agreement and the option provided for in the subordinated debenture for ML to convert the remaining balance of its subordinated debenture into Preferred will be cancelled in their entirety. In addition, to avoid the expense to ML of outside counsel, USAI will commence work in January 1996 on a registration statement on Form S-3 to be filed with the SEC so that ML will have free trading shares.

Conditions Precedent:

1. The Purchase Agreement, the Shareholder's Agreement and the Employment and Non-competition Agreement all dated December 7, 1994 will be cancelled in their entirety;

2. Messrs. Hubert Marleau and Richard Renaud will resign from USAI's Board of Directors and Frank E. Holmes will resign from ML's Board of Directors;

3.   Approval of the respective Board of Directors of USAI and ML;

4. Reclassification and sale of certain Government Notes (Cusip 3133883Q1 par value $37,250,000 and Cusip 313311W81 par value $10,000,000);

                                                                   Final Version
                                                                     Page 2 of 3


5. Beginning January 15, 1996 and for every month thereafter, USAI will commit to prepay $50,000 per month toward the principal balance outstanding in accordance with the prepayment clause set forth in that certain Subordinated Debenture Agreement amended December 7, 1994 ("Debenture");

6. Reclassification as available-for-sale that certain Government Note (Cusip 313388X88 par value $16,550,000) which will generate upon sale and/or prepayment approximately $959,000 as principal repayment under the Debenture;

7. The Debenture shall be amended to provide that in the event voting control of USAI changes, the balance owing ML under the Debenture shall become due and payable prior to closing on the change of control and the registration statement covering ML's 1,000,000 shares shall be declared effective by the SEC prior to said closing;

8. ML undertakes to transfer immediately the assets and the management contract(s) of ML's Small Cap Fund from ML to United Services Advisors Canada, Inc. (or one of its designated subsidiaries) ("USACI"), subject to regulatory and shareholder approvals. All revenues generated by ML's Small Cap Fund effective January 1, 1996, whether the assets and the management contracts have been transferred or not, will become the revenue of USACI;

9. USAI agrees to bear up to the next $Cdn. 250,000 in costs with respect to ML's and USAI's joint venture USACI.

10. Upon the transfer of any monies by USAI to ML, the purpose of which is for USAI to acquire from ML any Class B Common Shares or Preferred Shares or any warrants or options to convert into any Class of Shares then authorized and issued by USAI; any certificate, document, letter, writing or any understanding evidencing ownership by ML or any affiliate will be deemed to be and will be cancelled. ML will forward to USAI all USAI stock certificates, warrants and other such documents and agreements simultaneous with the transfer of monies to ML. It is understood that the 72,720 Class A Common Shares held by ML are not subject to this paragraph 9; and

11. Subject to paragraph 9, the requirement that Mr. Holmes exchange 177,280 Class A Common Shares for 133,551 Shares (consolidated shares based on 1 new for 3 old) of ML pursuant to the terms and conditions of the Purchase and Shareholders Agreement dated December 7, 1994 will be cancelled in its entirety.

                                                                   Final Version
                                                                     Page 3 of 3

All of the foregoing shall be evidenced in a more formal agreement to be entered into in connection with the transaction. If the foregoing correctly sets forth the terms of our understanding, please indicate your agreement by signing below.

All the foregoing is subject to general market conditions and the absence of any material adverse conditions or changes to USAI.

Yours truly,

United Services Advisors, Inc.

By:  /s/ BOBBY D. DUNCAN
     -------------------------
     Bobby D. Duncan
     Authorized Officer

Agreed and Accepted this 29th day of December, 1995.

Marleau, Lemire Inc.

By:  /s/ HUBERT MARLEAU                     By:  /s/ PAUL R. MOASE
     -------------------------                   -------------------------
     Hubert Marleau             and              Authorized Officer

Frank E. Holmes                             F.E. Holmes Organization, Inc.

     /s/ FRANK HOLMES                       By:  /s/ FRANK HOLMES
     -------------------------                   -------------------------
                                                 Frank E. Holmes