Form 10-Q
period 1996-03-31
UNITED SERVICES ADVISORS INC /TX/
filed 1996-05-01
CIK 754811

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -------------------------------


                                    FORM 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended March 31, 1996

                                       OR

    [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period
          from           to
               ---------    ---------


                         -------------------------------

                         Commission File Number 0-13928

                         -------------------------------



                         UNITED SERVICES ADVISORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                                  74-1598370
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

            7900 CALLAGHAN ROAD                          78229-2327
            SAN ANTONIO, TEXAS                           (ZIP Code)
   (Address of principal executive offices)

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

                        YES [ X ]                      NO  [   ]

On April 26, 1996 there were 564,352 shares of Registrant's Class A common stock outstanding and 6,219,422 shares of Registrant's preferred stock issued and outstanding.

- --------------------------------------------------------------------------------

                         UNITED SERVICES ADVISORS, INC.


                                    I N D E X


PART I -- FINANCIAL INFORMATION                                  PAGE NO.

   Item 1. Financial Statements

      Consolidated Balance Sheets -...................................1
      March 31, 1996 and June 30, 1995

      Consolidated Statements of Operations -.........................3
      Nine-Month and Three-Month Periods Ended
      March 31, 1996 and 1995

      Consolidated Statements of Changes in Cash Flows................4
      Nine Months Ended
      March 31, 1996 and 1995

      Notes to Consolidated Financial Statements......................6

    Item 2. Management's Discussion and Analysis of..................13
      Financial Condition and Results of Operations



PART II. -- OTHER INFORMATION

    Item 1. Legal Proceedings........................................18

    Item 6. Exhibits and Reports on Form 8-K.........................18


SIGNATURES...........................................................19

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         UNITED SERVICES ADVISORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    MARCH 31,      JUNE 30,
                                                                                      1996           1995
                                                                                  ------------   ------------
                                                                                   (UNAUDITED)
     CURRENT ASSETS
         Cash and cash equivalents ............................................   $  2,196,616   $  2,772,221
         Trading securities at fair value (Note B) ............................      1,781,771      1,510,316
         Government securities held-to-maturity (Note B and D) ................     53,013,538           --
         Receivables (Note C):
            Mutual funds ......................................................        812,207        720,134
            Accrued interest ..................................................        403,305        504,647
            Custodian fees ....................................................        114,278        192,248
            Employees .........................................................         88,407         98,121
            Receivable from brokers ...........................................        246,828        104,747
            Other .............................................................        338,711         77,098
         Prepaid expenses .....................................................        560,939        488,773
         Deferred tax asset ...................................................           --           63,771
                                                                                  ------------   ------------

                    TOTAL CURRENT ASSETS ......................................     59,556,600      6,532,076
                                                                                  ------------   ------------

     NET PROPERTY AND EQUIPMENT ...............................................      2,599,239      2,664,820
                                                                                  ------------   ------------

     OTHER ASSETS
         Government securities held-to-maturity (Note B and D) ................           --      113,260,361
         Government securities available-for-sale, at fair value (Note B and D)     16,301,750           --
         Investment securities available-for-sale, at fair value (Note B) .....      4,531,835      1,466,622
         Restricted cash and investments (Note B) .............................        634,499        897,556
         Long- term receivables ...............................................        383,450        219,982
         Long-term deferred tax asset (Note G) ................................      1,601,597      2,224,602
         Residual equity interest .............................................        217,861        217,861
         Investment in joint venture ..........................................        771,624        518,073
         Other ................................................................         64,044         71,169
                                                                                  ------------   ------------

                    TOTAL OTHER ASSETS ........................................     24,506,660    118,876,226
                                                                                  ------------   ------------

                                                                                  $ 86,662,499   $128,073,122
                                                                                  ============   ============


         The accompanying notes are an integral part of this statement.

                         UNITED SERVICES ADVISORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                          MARCH 31,        JUNE 30,
                                                                                            1996             1995
                                                                                       --------------    -------------
                                                                                         (UNAUDITED)


     CURRENT LIABILITIES
         Accounts payable ...........................................................   $     172,515    $     167,598
         Accrued interest payable to third parties ..................................         225,619          388,217
         Accrued interest payable to related party (Note F) .........................          82,510          113,126
         Accrued compensation and related costs .....................................         123,125           53,700
         Accrued profit sharing and 401(k) ..........................................         224,489           48,000
         Accrued vacation pay .......................................................          75,959           75,959
         Accrued legal fees .........................................................         114,164           50,722
         Other accrued expenses .....................................................         330,076          146,508
         Securities sold under agreement to repurchase (Note E) .....................      68,739,117      112,201,469
         Current portion of capital lease obligations ...............................          40,870           93,658
         Current portion of notes payable ...........................................          40,968           38,325
         Current portion of annuity obligations .....................................          18,000           18,000
         Current portion of subordinated debenture held by a related party ..........       3,240,818             --
         Deferred tax liability (Note G) ............................................         963,606             --
                                                                                        -------------    -------------

         TOTAL CURRENT LIABILITIES ..................................................      74,391,836      113,395,282
                                                                                        -------------    -------------

     Notes Payable-Net of Current Portion ...........................................       1,270,843        1,301,723
     Subordinated Debenture Held By a Related Party (Note F) ........................         809,198        4,534,212
     Capital Lease Obligations ......................................................             953           24,354
     Annuity and Contractual Obligations ............................................         151,878          156,328
     Commitments and Contingencies (Note H) .........................................         300,000             --
                                                                                        -------------    -------------

            TOTAL NON-CURRENT LIABILITIES ...........................................       2,532,872        6,016,617
                                                                                        -------------    -------------

            TOTAL LIABILITIES .......................................................      76,924,708      119,411,899
                                                                                        -------------    -------------

     SHAREHOLDERS' EQUITY
         Preferred stock--$.05 par value; non-voting; authorized, 7,000,000 shares ..         310,650          253,575
         Common stock (Class A)--$.05 par value; authorized, 1,750,000 shares .......          28,618           28,539
         Common stock (Class B)--$.05 par value; non-voting; authorized, 2,250,000
            shares ..................................................................            --             50,000
         Additional paid-in-capital .................................................      11,184,756       12,852,986
         Treasury stock at cost .....................................................        (511,204)        (198,366)
         Net unrealized gain on available-for-sale securities (net of tax of $877,505
         and $120,914, respectively) ................................................       1,703,393          234,716
         Retained earnings (deficit) ................................................      (2,978,422)      (4,560,227)
                                                                                        -------------    -------------

            TOTAL SHAREHOLDERS' EQUITY ..............................................       9,737,791        8,661,223
                                                                                        -------------    -------------

                                                                                        $  86,662,499    $ 128,073,122
                                                                                        =============    =============

         The accompanying notes are an integral part of this statement.

                         UNITED SERVICES ADVISORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                    ------------------------------   ----------------------------
                                                         1996            1995*            1996           1995*
                                                    -------------   --------------   ------------    ------------


     REVENUE (NOTE C)
         Investment advisory fee .................   $  4,283,302    $  4,152,347    $  1,566,795    $  1,271,589
         Transfer agent fee ......................      2,465,659       2,437,464         840,694         765,455
         Accounting fee ..........................        388,847         324,527         134,047          94,332
         Exchange fee ............................        211,740         202,235          90,825          68,410
         Custodial fees ..........................        420,986         368,198         126,269         127,813
         Investment income (loss) ................      2,873,299        (171,453)        840,406         (14,197)
         Other ...................................        255,856         192,582         109,679          81,319
         Government security interest income .....      3,533,037       2,450,780         795,283       1,147,868
         Government security accretion to par ....      1,211,584         963,278         194,887         478,236
                                                     ------------    ------------    ------------    -------------
                                                       15,644,310      10,919,958       4,698,885        4,020,825
     EXPENSES
         General and administrative ..............      8,028,360       7,175,946       2,793,819       2,262,703
         Depreciation and amortization ...........        362,672         392,471         121,724         135,005
         Interest-note payable and other .........         95,023         231,822          32,566          41,880
         Government security non-cash charge .....           --         5,375,269            --         2,801,425
         Interest expense-securities sold under
             agreement to repurchase .............      4,419,065       3,702,846       1,007,263       1,750,683
         Interest expense-subordinated debenture .        263,595         320,000          82,227         120,000
                                                     ------------    ------------    ------------    -------------
                                                       13,168,715      17,198,354       4,037,599        7,111,696
                                                     ------------    ------------    ------------    -------------
     EARNINGS BEFORE INCOME TAXES
     AND CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING ...............................      2,475,595      (6,278,396)        661,286      (3,090,871)

     PROVISIONS FOR FEDERAL INCOME TAXES
         Current .................................           --              --              --              --
         Deferred (Note G) .......................        893,791      (2,082,599)        230,094      (1,148,285)
                                                     ------------    ------------    ------------    -------------
                                                          893,791      (2,082,599)        230,094      (1,148,285)
                                                     ------------    ------------    ------------    -------------

     EARNINGS BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING .....................   $  1,581,804    $ (4,195,797)   $    431,192    $ (1,942,586)

     CUMULATIVE EFFECT OF CHANGE IN
     ACCTG FOR MARKETABLE SECURITIES .............   $       --      $     43,284     $         --    $        --
                                                     ------------    ------------    -------------   -------------

     NET EARNINGS ................................   $  1,581,804    $ (4,152,513)   $    431,192    $ (1,942,586)
                                                     ============    ============    ============    =============

     PER SHARE AMOUNTS
         Primary and fully diluted
         Continuing operations ...................   $        .24    $       (.72)   $        .07    $       (.30)
         Cumulative effect of change in accounting   $         --    $        .01    $       --      $         --
                                                     ------------    ------------    ------------    -------------

     NET EARNINGS ................................   $        .24    $       (.71)   $        .07    $       (.30)
                                                     ============    ============    ============    =============

     WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING
         Primary and fully diluted ...............      6,574,926       5,833,628       6,593,029        6,550,076
                                                     ============    ============    ============    =============
     *Reclassified for comparative purposes ......



        The accompanying notes are an integral part of these statements.

                         UNITED SERVICES ADVISORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
                                                                                       1996           1995*
                                                                                  -------------    --------------


      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings (loss) ..................................................   $   1,581,804    $  (4,152,513)
         Adjustments to reconcile to net cash provided by operating activities:
            Depreciation and amortization .....................................         362,672          392,470
            Government security accretion .....................................      (1,211,584)        (963,278)
            Government security charge ........................................            --          5,375,269
            Net gain on sales of securities ...................................      (2,472,872)        (136,786)
            Gain on disposal of equipment .....................................            (257)            (500)
            Cumulative effect of change in accounting .........................            --            (43,284)
            Treasury stock granted ............................................          86,803             --
         Changes in assets and liabilities, impacting cash from operations:
            Restricted investments ............................................         263,057         (322,095)
            Accounts receivable ...............................................        (470,209)        (685,566)
            Deferred tax asset ................................................         893,791       (2,082,599)
            Prepaid expenses and other ........................................        (325,714)         225,986
            Trading securities ................................................       1,406,668          751,129
            Accounts payable ..................................................           4,917          (76,111)
            Accrued expenses ..................................................         599,710           55,924
                                                                                  -------------    -------------
            Total  adjustments ................................................        (863,018)       2,490,559
                                                                                  -------------    -------------

     NET CASH PROVIDED BY (USED FOR) OPERATIONS ...............................         718,786       (1,661,954)
                                                                                  -------------    -------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of building improvements ....................................            --            (28,847)
         Purchase of furniture and equipment ..................................        (290,093)        (354,202)
         Net proceeds on sale of equipment ....................................             381              500
         Proceeds on sale of available-for-sale securities ....................         156,425             --
         Purchase of available-for-sale securities ............................      (1,419,014)        (156,611)
         Net purchase of government securities held-to-maturity ...............            --       (130,113,711)
         Proceeds on sale of government securities available-for-sale .........      46,374,050             --
                                                                                  -------------      -------------
                                                                                     44,821,749     (130,652,871)
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on annuity ..................................................          (4,450)          (4,151)
         Payments on note payable to bank .....................................         (28,237)         (26,091)
         Payments on capital lease ............................................         (76,189)         (76,708)
         Payments on subordinated debenture to related party ..................        (484,196)            --
         Net proceeds from securities sold under agreement to repurchase ......       1,057,023      123,622,632
         Net payments on securities sold under agreement to repurchase ........     (44,519,375)            --
         Proceeds from issuance of subordinated debenture to related party ....            --          6,000,000
         Proceeds from issuance of preferred stock, warrants, and options .....       3,341,401           70,008
         Proceeds from issuance of common stock (Class B) to related party ....            --          5,000,000
         Purchase of common stock (Class B) from related party ................      (5,000,000)            --
         Purchase of treasury stock ...........................................        (402,117)         (22,782)
                                                                                    -------------  -------------
                                                                                    (46,116,140)     134,562,908

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................        (575,605)       2,248,083

     BEGINNING CASH AND CASH EQUIVALENTS ......................................       2,772,221        1,258,599
                                                                                  -------------    -------------

     ENDING CASH AND CASH EQUIVALENTS .........................................       2,196,616    $   3,506,682
                                                                                  =============    =============

     *Reclassified for comparative purposes ...................................


         The accompanying notes are an integral part of this statement.

                         UNITED SERVICES ADVISORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                        MARCH 31,
                                                                   1996         1995
                                                                 ---------   ----------

     SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Issuance of shares for investment in joint venture .   $     --     $  510,000

     Supplemental Disclosures of Cash Flow Information:
         Cash paid for interest .............................    4,953,613    2,986,737


         The accompanying notes are an integral part of this statement.

                         UNITED SERVICES ADVISORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. United Services Advisors, Inc. (the "Company" or "USAI") has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1995.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Shareholder Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC"), A&B Mailers, Inc. ("A&B") and U.S. Advisors (Guernsey), Ltd. ("USAG"). Additionally, the Company has consolidated the balance sheet and results of operations of the Guernsey offshore fund since it owned the majority of the issued shares of the Fund during the quarter. All inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

     The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

NOTE B -- SECURITY INVESTMENTS

     Investments in securities are accounted for and reported in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective July 1, 1994. Under this pronouncement, management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each reporting period date. If the securities are purchased with the intent and the Company has the ability to hold the securities until maturity, they are classified as securities held-to-maturity and carried at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and stated at fair value with the unrealized gains and losses included in earnings. Securities which will be held for indefinite periods of time are classified as available-for-sale and stated at fair value with the unrealized gains and losses included as a separate component of shareholders' equity. The Company recognized the cumulative effect of adopting the pronouncement in the first quarter of fiscal 1995 as a change in accounting principle. All realized gains on the sale of securities are calculated using cost determined on the specific identification method.

     The market value of investments classified as trading at March 31, 1996 was approximately $1,782,000. The net change in the market value of trading securities as of June 30, 1995 versus March 31, 1996 on trading securities that has been included in earnings for the nine month period was approximately $290,000.

     The Company holds U.S. Government agency notes ("Notes") with a par value of $70,275,000 of which $53,725,000 are classified as held-to-maturity securities and reported at their amortized cost of approximately $53,014,000. The remaining $16,550,000 par value Note is classified as available-for-sale and is reported at its market value of approximately $16,302,000 with approximately $18,000 (before tax) in unrealized losses recorded in a separate component of shareholders' equity at March 31, 1996. The $16,550,000 par value Note was reclassified from held-to-maturity to available-for-sale during December 1995 in accordance with the FASB GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("Special Report") at an amortized cost of approximately $16,320,000. Additionally, Notes with a par value of $47,250,000 and amortized cost of approximately $45,000,000 were also reclassified from held-to-maturity to available-for-sale and then sold resulting in a realized gain in excess of $1,000,000 in December 1995. See further discussion of the Notes at Note D.

     The   estimated   fair   value   of   the    investments    classified   as
available-for-sale at March 31, 1996, excluding the Notes classified as available-for-sale discussed above, was approximately $4,532,000 with approximately $2,600,000 (before tax) in unrealized gains recorded in a separate component of shareholders' equity as of March 31, 1996. These investments are reflected as non-current assets on the March 31, 1996 consolidated balance sheet and are primarily in private placements which were restricted for sale on the open market as of March 31, 1996. It is anticipated the securities obtained in these private placements will become free-trading within one year. During the nine month period, the Company recorded realized gains of approximately $737,000 on securities which were transferred from available-for-sale securities to trading securities upon such securities becoming free trading. The Company also recorded unrealized gains of approximately $100,000 on securities which were transferred from available-for-sale securities to trading securities upon becoming free trading during the nine month period which are included in the net change on trading securities of approximately $290,000.

     In accordance with the agreement between the Company and United Services Funds ("USF") discussed in detail in Note C of the Notes to the Consolidated Financial Statements for the fiscal year ending June 30, 1995, the entire collateral balance of $900,000 has been returned to the Company.

     During the quarter ended March 31, 1996, the Company placed approximately $335,000 in a collateral account to secure an approximate $335,000 letter of credit obtained in conjunction with the Company's appeal of the lawsuit discussed in further detail at Note H.

NOTE C -- INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

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

     The Company is also investment adviser and transfer agent to Accolade Funds. Additionally, the Company provided administrative services to Pauze/Swanson United Services Funds ("PSUSF"). However, the Company's relationship with PSUSF terminated during the third quarter of the fiscal year ending June 30, 1996.

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

     USAI has voluntarily waived or reduced its advisory fee, guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USF funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the nine month period ended March 31, 1996 and March 31, 1995 was $2,756,333, and $2,589,730,
respectively.

     Effective November 1, 1995, the Board of Trustees of USF approved an increase in the base transfer agency fee charged to the Funds from $20 to $23 per account.

     The investment advisory contract and related contracts between the Company and USF were recently renewed and expire on or about October 25, 1996. Management anticipates the Trustees of USF will renew the contracts.

NOTE D -- GOVERNMENT SECURITIES

     As previously reported, during the fiscal year ended June 30, 1995, USAI purchased $130,525,000 par value Notes from a USF fund of which $70,275,000 par value Notes were held by USAI at March 31, 1996. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements (see Note E), issuance of a subordinated debenture, as well as USAI's cash. As the Notes were recorded at fair value, a pre-tax non-cash charge to the results of operations of $5,375,269 was recorded during fiscal 1995. The Company has recognized approximately $1,212,000 in non-cash accretion of the Notes during the nine months ended March 31, 1996.

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

     The remaining held-to-maturity Notes of $53,725,000 held at March 31, 1996 mature at their aggregate par amount during the period October 1996-March 1997, and the $16,550,000 available-for-sale Note held at March 31, 1996 matures during July 1997 unless otherwise sold prior to its stated maturity date.

NOTE E -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     As discussed in Note D, USAI financed the acquisition of the Notes by entering into agreements to repurchase securities with third party broker-dealers. The terms with the broker-dealers provide that the reverse agreements must be collateralized by the Notes and/or cash. The Notes described in Note D are held by the broker-dealers as collateral. Throughout fiscal 1995, and as of April 1996, each reverse repurchase agreement has matured and has been renewed. Management believes that the reverse repurchase agreements can be periodically renewed until the Notes mature. All reverse repurchase agreements are with major broker-dealers and are secured by U.S. Government Agency obligations.

     The following is a summary of information as of March 31, 1996 on the securities sold under agreements to repurchase and the repurchase liability:


                                                      MATURES           MATURES
                                                 LESS THAN 30 DAYS   30 TO 90 DAYS       TOTAL
                                                 -----------------   -------------    -----------


     Carrying Amount of Collateral ...........   $53,013,538         $16,320,343      $69,333,881
     Market Value of Collateral ..............    52,635,756          16,301,750       68,937,506
     Repurchase Liability ....................    52,436,337          16,302,780       68,739,117
     Accrued Interest Receivable on Collateral       263,948             139,357          403,305


NOTE F -- RELATED PARTY TRANSACTIONS.

TRANSACTIONS WITH ML

     USAI and Marleau, Lemire Inc. ("ML") closed a transaction on December 29, 1995 covering the issuance of preferred stock and the repurchase of convertible non-voting common stock and closely related items as discussed below. Pursuant to the agreement: (1) ML no longer has a right to return its one million shares of Class B common stock to the Company at its original purchase price of $5,000,000; (2) in this connection, the Company eliminated any future interest costs it might have borne had ML converted its investment to debt; and, (3) the Company canceled ML's warrant and options to acquire additional shares thus reducing future dilution by approximately 1.65 million shares.

     In connection with the December 1995 transaction, ML received $2,500,000 cash and 1,000,000 shares of preferred stock in exchange for USAI canceling (a) ML's 1,000,000 shares of USAI's Class B common shares, (b) a warrant giving ML the right to acquire 1,000,000 shares of USAI's voting Class A common stock or preferred stock, (c) ML's option to convert the remaining balance of its subordinated debenture into approximately 648,000 shares of USAI's preferred stock, and (d) other rights under the December 1994 agreements relating to ML's original purchase, including its right to obtain voting control of USAI. See Notes N and O in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 1995 for disclosure relating to the December 1994 transaction with ML.

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

     5. USAI agreed to bear up to the next Cdn $250,000 in costs with respect to USACI; and

     6. The requirement that Mr. Holmes exchange 177,280 shares of USAI's Class A common stock for 400,633 shares of ML (133,551 consolidated shares based upon 1 new for 3 old) was canceled in its entirety; with the understanding, however, that the 72,720 Class A common shares held by ML and the ML shares held by Mr. Holmes are not subject to this cancellation.

     During the nine months ended March 31, 1996, USAI purchased 7,100 shares of ML common stock through USAI's brokerage account at Marleau, Lemire Securities Inc. ("MLSI"), a subsidiary of ML, for $28,324. USAI's position in ML common stock is 42,219 shares, which represents less than 1% of the ML common shares outstanding.

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

     During the quarter ended March 31, 1996, pursuant to agreements with ML, USAI filed a post-effective amendment to the Registration Statement on Form S-3, covering ML's offering of 120,000 shares of preferred stock filed in fiscal 1995 and a Registration Statement on Form S-3 covering ML's offering of 1,000,000 shares of preferred stock, which offerings were completed during the quarter. USAI paid approximately $21,000, the aggregate expenses associated with ML's offering, which were incurred in the third quarter of fiscal 1996.

     Further, during this period, ML sold 17,225 shares of preferred stock to STFC at the direction of the beneficial owners of various STFC custodial retirement accounts, and 7,775 shares for $20,410 to USAI, which shares are included in treasury stock as of March 31, 1996.

     As of March 31, 1996, USAI has accrued approximately $83,000 in subordinated debenture interest payable to ML. Additionally, in connection with the sale of the Notes discussed in Note D, USAI repaid approximately $330,000 in principal on the subordinated debenture during the quarter ending December 31, 1995. USAI has also paid an additional $150,000 in principal payments on the subordinated debenture during the quarter ended March 31, 1996.

OTHER TRANSACTIONS

     During the quarter ended March 31, 1996, Mr. Jerold Rubinstein, a Director of the Company, exercised options covering 25,000 shares at $1.50 per share and 25,000 shares at $2.25 per share. Additionally, during the quarter ended March 31, 1996, Mr. John Budden, a former Director of the Company who retired during the current fiscal year, exercised options covering 25,000 shares at $1.50 per share, 25,000 shares at $2.25 per share and 40,000 shares at $2.625 per share. USAI purchased the shares issued from the exercise of Mr. Rubinstein's stock options for $3.375 per share, the market price on the day of exercise, which shares are included in treasury stock as of March 31, 1996.

NOTE G -- INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of March 31, 1996 are presented below:

                                                                 MARCH 31,
     Deferred Tax Assets:                                          1996
                                                               -----------
     Book/tax differences in the balance sheet:
          Accumulated depreciation ......................      $   118,850
          Accrued expenses ..............................           24,765
          Annuity obligations ...........................           57,759
          Net unrealized holding gain ...................          877,505
                                                               -----------
                                                                 1,078,879
     Tax carryovers:
          NOL carryover .................................        1,333,731
          Investment credit carryover ...................           34,472
          Minimum tax credits ...........................           56,786
                                                               -----------
                                                                 1,424,989

     Deferred tax asset .................................        2,503,868
                                                               -----------
     Deferred Tax Liabilities:
     Trading securities .................................         (110,867)
     Investment securities available-for-sale ...........         (877,505)
                                                               -----------
     Deferred tax liability .............................         (988,372)
                                                               -----------
     Net deferred tax asset .............................      $ 1,515,496
                                                               ===========

     For federal income tax purposes at March 31, 1996, the Company has net operating losses ("NOLs") of approximately $3,900,000 which will expire in fiscal 2007 and 2010, investment credits of $34,472 expiring in 1998 and minimum tax credits of $56,786 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to March 31, 1996, there could be an annual limitation on the amount of NOLs that could be utilized.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs which give rise to the deferred tax asset.

NOTE H -- COMMITMENTS AND CONTINGENCIES

     As previously reported, on June 17, 1994, Gerald C. Letch sued the Company in state district court located in San Antonio, Texas for breach of contract. Mr. Letch asked for an unspecified amount of damages based upon an alleged oral promise by a deceased Company officer to pay a finder's fee for introducing certain parties to the Company leading to the organization of PSUSF. During August 1994 Mr. Letch amended his complaint to include PSUSF and allegations of fraud and conspiracy between USAI and PSUSF. During June 1995 a summary judgment was rendered in favor of PSUSF which did not exist at the time the alleged cause of action arose.

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

     The Company is currently pursing an appeal--reasserting that there is not sufficient evidence to support the finding of an enforceable agreement; and, assuming there is an agreement, that the "Statue of Frauds" applies and the agreement is not valid because it is not in writing. During the quarter ended March 31, 1996, the Company was required to post a bond in connection with perfecting the appeal. The bond is secured by a letter of credit in the amount of $333,169, which, in turn, is secured by restricted cash of $333,169. The Company has no balance outstanding on this letter of credit and has no plans to draw upon it at anytime in the future as the letter of credit was obtained solely to perfect the appeal.

     The Company has accrued approximately $100,000 (management's best estimate of the fees and expenses necessary to fund an appeal) and $300,000 (the approximate amount of the judgment) which were both reflected in the Company's Consolidated Statement of Operations for the second quarter of fiscal 1996.

     Through March 1996, legal fees and expenses to defend this action were in excess of $220,000, a significant portion of which was incurred during fiscal year 1995. Of this amount, approximately $56,000 was reimbursed to USAI by PSUSF for the allocable portion of legal representation fees paid by USAI on behalf of PSUSF.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1996 AND 1995

     The Company posted net earnings of $1,581,804 ($0.24 per share) for the nine months ended March 31, 1996 as compared to a net loss of $4,152,513 ($0.71 per share) for the nine months ended March 31, 1995.

ASSETS UNDER MANAGEMENT

     The Company's investment advisory fee revenue is based upon a percentage of average net assets under management. Therefore, fluctuations in financial markets impact revenues and results of operations.

     Assets under management for United Services Funds ("USF") for the nine months ended March 31, 1996 averaged $1.28 billion versus $1.35 billion for the nine months ended March 31, 1995. This decrease in average assets primarily resulted from a decline in the value of gold-related assets during the first six months of fiscal 1996. Assets under management for the Accolade Funds ("Accolade"), which commenced operations in October 1994, averaged $30.5 million for the nine months ended March 31, 1996 versus $2.8 million for the period from commencement of operations to March 31, 1995.

     As of April 25, 1996, total assets under management for USF were approximately $1.42 billion with gold assets up approximately $125 million from their nine month average. As of the same date, total assets under management for Accolade were approximately $61 million.

REVENUES

     Total  consolidated  revenues  for the nine  months  ended  March 31,  1996 increased approximately 43 % over the nine months ended March 31, 1995. This resulted primarily from interest income and accretion on the U.S. Government Agency Notes ("Notes") purchased during the fiscal year ended June 30, 1995, a majority of which were purchased during the first quarter of fiscal 1995 as well as realized gains in excess of $1 million on the sale of Notes during December 1995. See Note D to the March 31, 1996 Notes to the Consolidated Financial Statements for detail regarding the sale of the Notes.

     Excluding the income and realized gains from the Notes, revenue for the period ended March 31, 1996 increased approximately 26 % over the nine months ended March 31, 1995. This increase resulted primarily from a significant increase in investment income due to: 1) the Company recognizing approximately $1.0 million more realized gains on the sales of investments; and 2) the Company implementing SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as of July 1, 1994 (fiscal 1995) which required the Company to recognize the change in unrealized gains and losses on investments defined as trading securities in the Company's income statement. Approximately $289,000 of unrealized appreciation on trading securities was included in operations for the nine months ended March 31, 1996 while approximately $392,000 of unrealized depreciation on trading securities that was included in operations for the nine months ended March 31, 1995. This unrealized appreciation on the Company's trading securities reflects improved market conditions over the previous year.

EXPENSES

     Total consolidated expenses for the nine months ended March 31, 1996 decreased approximately 23% over the nine months ended March 31, 1995. This net decrease resulted primarily from a combination of: 1) a non-recurring non- cash charge of approximately $5 million relating to the purchase of the Notes incurred in the first and third quarters of fiscal 1995; and 2) an increase in interest expense of approximately $716,000 during the nine months ended March 31, 1996 on securities sold under agreement to repurchase with broker-dealers over the previous nine months in fiscal 1995. This increase in interest expense is due to the fact that the Company held a larger position in Notes during the nine months ended March 31, 1995 that the nine months ended March 31, 1996.

     Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company for the nine month period ended March 31, 1996 increased 8% over the nine months ended March 31, 1995 primarily as a result of an increase in legal fees of approximately 9% and the settlement accrual related to the Letch litigation (see detail of the facts relating to the Letch litigation at Note H to the March 31, 1996 Consolidated Financial Statements). The Company also experienced slight increases in travel expenses, sub-advisory fees, service fees and fund expenses borne. The Company does not expect any further significant charges relating to the Letch litigation.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     The Company posted net earnings of $431,192 ($0.07 per share) for the three months ended March 31, 1996, as compared to a net loss of $1,942,586 ($0.30 per share) for the three months ended March 31, 1995.

ASSETS UNDER MANAGEMENT

     The Company's investment advisory fee revenue is based upon a percentage of average net assets under management. Therefore, fluctuations in financial markets impact revenues and results of operations.

     Assets under management for USF for the three months ended March 31, 1996 averaged $1.33 billion versus $1.25 billion for the three months ended March 31, 1995. This increase in average assets primarily resulted from an increase in gold-related assets. Assets under management for Accolade, which commenced operations in October 1994, averaged $42.8 million for the three months ended March 31, 1996 versus $4.0 million for the three months ended March 31, 1995.

REVENUES

     Total consolidated revenues for the three months ended March 31, 1996 increased approximately 17% over the three months ended March 31, 1995. This resulted primarily from interest income and accretion on the Notes purchased during the fiscal year ended June 30, 1995, a majority of which were purchased during the first quarter of fiscal 1995, as well as realized gains in excess of $1 million on the sale of Notes during December 1995.

     Excluding the interest and accretion income and realized gains from the Notes, revenue for the three months ended March 31, 1996 increased approximately 55% over the three months ended March 31, 1995. This increase resulted primarily from: 1) the Company recognizing approximately $637,000 more in realized gains on the sales of investments during the three months ended March 31, 1996 versus the three months ended March 31, 1995; 2) the Company recognizing approximately $182,000 more in unrealized appreciation on trading securities for the three months ended March 31, 1996 compared to the three months ended March 31, 1995;
3) an increase of approximately $300,000 in advisory fees due to increased assets under management primarily due to increases in gold-related assets.

EXPENSES

     Total consolidated expenses for the three months ended March 31, 1996 decreased approximately 43% over the three months ended March 31, 1995. This decrease was primarily the result of a non-recurring non-cash charge of approximately $2.8 million relating to the purchase of Notes incurred in the third quarter of fiscal 1995.

     Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company increased 21% over the three months ended March 31, 1995. This increase is primarily attributable to an increase in the Company's efforts to market and promote the gold-related mutual funds during a time of increased market activity and investor interest. There were also slight increases in travel and salary expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal year 1996, the Company experienced a decrease in cash and cash equivalents. This net decrease was primarily due to the cash outflows associated with the transaction with Marleau, Lemire Inc. ("ML") in December 1995. On the other hand, the Company realized positive cash inflows related to its operations and investment activities.

DECEMBER 1995 MARLEAU, LEMIRE TRANSACTION

     As fully disclosed in Note F to the March 31, 1996 Notes to the Consolidated Financial Statements, USAI and Marleau, Lemire Inc. ("ML") closed a transaction on December 29, 1995 covering the issuance of preferred stock and the repurchase of convertible non-voting common stock. Pursuant to the agreement: (1) ML no longer has a right to return its one million shares of Class B common stock to the Company at its original purchase price of $5,000,000; (2) in this connection, the Company eliminated any future interest costs it might have borne had ML converted its investment to debt; and, (3) the Company canceled ML's warrants and options to acquire additional shares reduce future dilution by approximately 1.65 million shares.

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

     Additionally, as result of the December 1995 transaction: (1) USAI committed to prepay $50,000 per month toward the principal balance outstanding of the debenture held by ML; (2) ML has undertaken to immediately transfer the assets and the management contract(s) of ML's Small Cap Fund ("Small Cap") from ML to United Services Advisors Canada, Inc. ("USACI") (or one of its designated subsidiaries), the USAI-ML joint venture previously named United Services Advisors Wealth Management Inc., subject to regulatory and shareholder approvals
- -- with all revenues generated by Small Cap, effective January 1, 1996, whether the assets and management contracts have been transferred or not, becoming the revenue of USACI; (3) USAI agreed to bear up to the next CDN $250,000 in costs with respect to USACI.

     As a result of this transaction, ML no longer is able to obtain voting control of the Company and the Company has simplified its balance sheet and capital structure and has also reduced potential dilution and future interest costs. The Company does not expect any more material changes in the ownership of the Company's common or preferred stock during fiscal 1996.

GOVERNMENT SECURITIES

     As previously reported, during the fiscal year ended June 30, 1995, USAI purchased $130.525 million par value Notes from a USF fund of which $70.275 million par value Notes were held by USAI at March 31, 1996. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements, issuance of a subordinated debenture to ML, as well as USAI's cash. As the Notes were recorded at fair value, a pre-tax non-cash charge to the results of operations of $5,375,269 was recorded during fiscal 1995.

     The Notes were initially recorded as held-to-maturity securities in accordance with SFAS 115. However, as discussed in Note B to the March 31, 1996 Notes to the Consolidated Financial Statements, $63.8 million par value Notes were reclassified in December 1995 from the held-to-maturity category to the available-for-sale category in accordance with the one-time reassessment allowed by the FASB Special Report. The remaining $53.725 million par value Notes retain their held-to-maturity status as defined by SFAS 115; and therefore the Company anticipates ultimately realizing the Notes' par value. The Company has recognized approximately $1.2 million in non-cash accretion on the Notes during the nine months ended March 31, 1996. The Company expects to sell the remaining available-for-sale $16.55 million par value Note classified as available-for-sale when market conditions warrant, or in absence of satisfactory market conditions, to hold this Note to maturity thereby recognizing the Note's full par value.

     Notes with a par value of $47.250 million, which were reclassified as available-for-sale, were sold in December 1995 resulting in realized gains and cash flow in excess of $1 million. Additionally, the Company expects to save over $500,000 in annual interest costs on debt that was used to finance these Notes.

     During calendar 1994 the Federal Reserve Board raised interest rates to address perceived inflationary pressures and could raise rates for such reason in the future. Notwithstanding the fact that the coupon on the Notes resets every 30 days, the Notes have been and may in the future be priced to actual maturity as opposed to the reset date due to the lagging index used to determine the coupon rate. As a consequence, as interest rates increase, the market value of the Notes may decrease, which could result in the broker-dealers under the reverse repurchase agreements requesting additional collateral. In addition, the spread between interest due to the broker-dealers and the interest earning on the Notes with a lagging index may increase, increasing the Company's interest expense. To reduce this risk the Company may purchase put options on Eurodollar futures ("Options"). In light of the current interest rate environment, the Company holds no Options as of March 31, 1996. The Company will continue to monitor the interest rate environment and evaluate the necessity of purchasing Options in the future to reduce its interest rate risk.

SUBORDINATED DEBENTURE

     In conjunction with the purchase of the Notes described above, USAI issued a $6 million 8% subordinated debenture to ML, the terms of which require quarterly interest payments and principal payments as the Notes mature. Principal payments of approximately $1.5 million were made during fiscal 1995, a payment of approximately $330,000 was made during the quarter ended December 31, 1995. Additionally, due to the ML transaction discussed above, beginning in the third quarter of fiscal 1996, USAI prepaid $150,000 to ML on the outstanding principal balance of the debenture leaving an outstanding balance of approximately $4 million at March 31, 1996. All interest payments to ML have been made in a timely manner.

INVESTMENT ACTIVITIES

     Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. At March 31, 1996, the Company held approximately $6 million in investment securities other than the Notes, a substantial portion of which ($2.9 million) is attributable to unrealized appreciation during the fiscal year. The value of these investments is approximately 65% of stockholders' equity at March 31, 1996. Company investments in marketable securities classified as trading securities totaled approximately $1.8 million (market value). In addition, there were approximately $4.5 million (market value) in investments in securities classified as available-for-sale. These securities were primarily private placements that management expects will become free-trading within one year. During the nine months ended March 31, 1996 net realized gains from the sale of investments aggregated approximately $1.2 million which excluded the sales of Notes or expirations of Options, compared to approximately $320,000 for the nine months ended March 31, 1995. Management believes that such activities are in the best interest of the Company and the activities are scrutinized by Company compliance personnel and reported to investment advisory clients and the Company's Board of Directors.

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

CONCLUSION

     At March 31, 1996, the Notes purchased by the Company had an average maturity of less than eleven months. The Notes have a face value of $70.275 million which is greater than the Company's purchase price. As of March 31, 1996 the Company had approximately $72.7 million in debt related to the Notes (comprised of the approximate $4 million balance on the ML debenture and the approximate $68.7 million advanced by brokers pursuant to reverse repurchase agreement transactions). The ML note is essentially unsecured with ML looking to the collateral under the reverse repurchase agreements as its primary source of repayment. The reverse repurchase agreements with the broker- dealers are backed with collateral valued at approximately $68.9 million. The broker-dealers have and continue to extend the agreements; however, if all of the broker-dealers refused to roll-over their repurchase agreements, there would be sufficient collateral to cover the brokers and there would be approximately $200,000 available to repay the ML Note, leaving a balance to ML of $3.8 million. As of March 31, 1996, USAI had unrestricted cash and investment securities with an aggregate value of over $8.5 million which could be used to fully retire the debt related to the Notes as well as sustain the continued operations of the Company.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information required by this item is contained in the accompanying financial statements, Part I, Item 1, Note H "Commitments and Contingencies." Note H is hereby incorporated by reference into Part II.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS - None

(B) REPORTS ON FORM 8-K

     On January 4, 1996, the Company filed a Current Report on Form 8-K to report an agreement reached on December 29, 1995 with Marleau, Lemire Inc. ("ML"), a major shareholder of the Company. The agreement principally provided that in exchange for $2,500,000 cash and one million shares of preferred stock, ML would (1) cancel one million shares of USAI's Class B common shares, (2) cancel warrants giving ML the right to acquire 1 million shares of USAI's voting Class A common stock or preferred stock, and (3) cancel the option to convert the remaining balance of its subordinated debenture into approximately 648,000 shares of USAI's preferred stock. Proforma financial information -- Unaudited Consolidated Balance Sheet and Statement of Operations of Registrant at September 30, 1995 was an exhibit to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        UNITED SERVICES ADVISORS, INC.





DATED: April 30, 1996                   By: /S/ BOBBY D. DUNCAN
                                            ------------------------
                                            Bobby D. Duncan
                                            President
                                            Chief Financial Officer
                                            Chief Operating Officer


DATED: April 30, 1996                   By: JANE K. HATTON
                                            ------------------------
                                            Jane K. Hatton
                                            Chief Accounting Officer