Form 10-K405
period 1996-06-30
U S GLOBAL INVESTORS INC
filed 1996-09-30
CIK 754811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark
One)
 X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the Fiscal Year Ended June 30, 1996

- ----           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ____ to ____

                         Commission File Number 0-13928

                           U.S. GLOBAL INVESTORS, INC.
                    (FORMERLY UNITED SERVICES ADVISORS, INC.)
             (Exact name of registrant as specified in its charter)

                   7900 CALLAGHAN ROAD, SAN ANTONIO, TX 78229
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code: 210-308-1234

       Texas                                            74-1598370
(State of Organization)                     (I.R.S. Employer Identification No.)

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $0.05 PER SHARE

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant on September 9, 1996 was $476,324 Registrant's only voting stock is Class C Common Stock, par value $0.05 per share, for which there is no active market. The 171,348 shares of Class C Common Stock held by non-affiliates were valued at the average of the closing bid and asked prices of Registrant's Class A Common Stock as reported by NASDAQ, which was $2.69 per share.

On September 9, 1996 there were 564,352 shares of Registrant's Class C Common Stock outstanding, no shares of Registrant's Class B non-voting common shares outstanding, and 6,219,422 shares of Registrant's Class A Common Stock issued and 6,042,476 shares of Registrant's Class A Common Stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference in Part I, Item 1 and Part II, Items 6, 7 and 8 of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
                                     Part I

Item  1.  Business.............................................................3

Item  2.  Properties...........................................................3

Item  3.  Legal Proceedings....................................................3

Item  4.  Submission of Matters to a Vote of Security Holders..................3

                                     Part II

Item  5.  Market for the Registrant's Common Equity and Related
          Shareholder Matters..................................................3

Item  6.  Selected Financial Data..............................................4

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................4

Item  8.  Financial Statements and Supplementary Data..........................4

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.................................................5


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant...................5

Item 11.  Executive Compensation...............................................8

Item 12.  Securities Ownership of Certain Beneficial Owners and Management....13

Item 13.  Certain Relationships and Related Transactions......................14


                                     Part IV

Item 14.  Exhibits and Reports on Form 8-K....................................15

Signatures....................................................................19

                                     PART I

ITEM 1.     BUSINESS.

There is incorporated in this Item 1 by reference that portion of the U.S. Global Investors, Inc. (formerly United Services Advisors, Inc.) ("USGI," the "Company" or "Registrant") Annual Report to shareholders, attached to this Form 10-K as Exhibit 13, appearing under the caption "The Company."

ITEM 2.    PROPERTIES.

The Company presently occupies an office building with approximately 46,000 square feet and approximately 2.5 acres of land. The Company purchased this building from the Resolution Trust Corporation on February 28, 1992, for $1,018,165 (which included closing costs). To finance acquisition and improvements, the Company obtained a bank loan in the amount of $1,425,000 and refinanced the note during fiscal year 1994. (See Notes E and I to the Consolidated Financial Statements incorporated by reference from the Company's 1996 Annual Report to Shareholders in Item 8 of this Form 10-K.) The Company moved to its new headquarters during August 1992. The Company has made substantial improvements to the building and the Company and its subsidiaries, United Shareholder Services, Inc. ("USSI"), A&B Mailers, Inc., and Security Trust & Financial Company ("ST&FC"), occupy sections in the building.

ITEM 3.    LEGAL PROCEEDINGS.

There is no material pending legal proceeding to which the Company is involved. There are no material legal proceedings to which any director, officer or affiliate of the Company or any associate of any such director or officer is a party or has a material interest, adverse to the Company or any of its subsidiaries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 9, 1996, a Consent in Lieu of Special Shareholder Meeting was entered into to vote on approving amendments to the Company's Articles of Incorporation. The Articles were amended to change the name of the Company from United Services Advisors, Inc. to U.S. (United Services) Global Investors, Inc. and subsequently to U.S. Global Investors, Inc. The Articles were also amended to change the names of two classes of the Company's stock. The Class A Common Stock was renamed Class C Common Stock, and the Preferred Stock was renamed Class A Common Stock. The rights and preferences of each class remain unchanged. Holders of 392,211 shares out of 564,352 shares (or 69.49%) of the voting Common Stock approved the action.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

The Company has three classes of common equity--Class A, Class B and Class C Common Stock, par value $0.05 per share.

There is no established public trading market for the Company's Class B and Class C Common Stock.

The holders of the Company's Class C Common Stock of record on March 12, 1985 (and their transferees by gift, devise or descent) have the right to exchange their shares of Class C Common Stock for Class A Common Stock on a share-for-share basis until April 30, 2000. At September 9, 1996 the holders of 95,850 shares of Class C Common Stock have the right to exchange.

The Company's Class A Common Stock is traded over-the-counter and is quoted daily under the NASDAQ Small-Cap Issues. Trades are reported under the symbol "GROW."

The following table sets forth the range of high and low closing bid quotations from the NASDAQ System for the fiscal years ended June 30, 1995 and 1996. The quotations represent prices between dealers and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                BID PRICE ($)
                         -------------------------------------------------------
                                  1996                             1995
                         ------------------------       ------------------------
                          High          Low              High            Low
First Quarter (9/30)     2 7/8         2 1/2            5               3  3/4
Second Quarter (12/31)   2 3/4         1 7/8            4  1/2          2  1/2
Third Quarter (3/31)     3 5/8         1 5/8            3  5/8          2  3/4
Fourth Quarter (6/30)    3 7/16        2 1/2            3  3/8          2  1/2

HOLDERS

On September 9, 1996, there were 77 holders of record of Class C Common Stock, no holders of record of Class B Common Stock and 312 holders of record of the Class A Common Stock.

A substantial number of the Class A Common shares are held of record by nominees and management believes that as of September 9, 1996, there were more than 1,000 beneficial owners of the Company's Class A Common Stock.

DIVIDENDS

The Company has not paid cash dividends on its Class C Common Stock during the last twelve fiscal years, and has never paid cash dividends on its Class A Common Stock. Payment of cash dividends is within the discretion of the Company's Board of Directors and is dependent upon earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

Holders of the outstanding shares of the Company's Class A Common Stock are entitled to receive, when and as declared by the Company's Board of Directors, a non-cumulative cash dividend equal in the aggregate to 5% of the Company's after-tax net earnings for its prior fiscal year. After such dividend has been paid, the holders of the outstanding shares of Class B Common Stock are entitled to receive, when and as declared by the Company's Board of Directors, cash dividends per share equal to the cash dividends per share paid to the holders of the Class A Common Stock. Holders of the outstanding shares of Class C Common Stock are entitled to receive when and as declared by the Company's Board of Directors, cash dividends per share equal to the cash dividends per share paid to the holders of the Class A and Class B Common Stock. Thereafter, if the Board of Directors determines to pay additional cash dividends, such dividends will be paid simultaneously on a prorata basis to holders of Class A, B and C Common
Stock. The holders of the Class A Common Stock are protected in certain instances against dilution of the dividend amount payable to such holders.

ITEM 6.    SELECTED FINANCIAL DATA.

There is incorporated by reference in this Item 6 that portion of the Company's 1996 Annual Report to shareholders appearing under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There is incorporated by reference in this Item 7 that portion of the Company's 1996 Annual Report to shareholders appearing under the caption "Annual Status Report."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated Financial Statements and notes thereto located in the Company's 1996 Annual Report to shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Within twenty-four months prior to the date of Registrant's most recent financial statement, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles or practices or financial statement disclosure has been filed with the Commission.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The directors and executive officers of the Company are as follows:


          Name              Age                      Position
          ----              ---                      --------

Bobby D. Duncan              39     President  of  the  Company  since September
                                    1995,  and  Chief  Financial  Officer  since
                                    March 1996 and Chief Operating Officer since
                                    September  1993.   Formerly  Executive  Vice
                                    President and Chief Financial Officer of the
                                    Company  from  October 27, 1989 to September
                                    1995.   Executive  Vice   President,   Chief
                                    Operating  Officer of United  Services Funds
                                    ("USF")  since   September  1993  and  Chief
                                    Financial   Officer   since   August   1996,
                                    formerly was Executive Vice President, Chief
                                    Financial  Officer of USF from  October 1988
                                    to September 1995. Chief Executive  Officer,
                                    President,  Chief Operating  Officer of USSI
                                    since  September   1993.   Director  of  A&B
                                    Mailers,   Inc.   since  February  1988  and
                                    Chairman  since July 1991.  Director  of the
                                    Company since 1986. Director, Executive Vice
                                    President,  and Chief  Financial  Officer of
                                    ST&FC from  November  1991 to March 1994 and
                                    President,   Chief  Executive   Officer  and
                                    Director of ST&FC since January  1996.  Vice
                                    President   and  Trustee  of   Pauze/Swanson
                                    United  Services Funds from November 1993 to
                                    February  1996 and Chief  Financial  Officer
                                    from  November   1993  to  September   1995.
                                    Executive Vice  President,  Chief  Operating
                                    Officer of Accolade  Funds since April 1993,
                                    Chief  Financial  Officer from April 1993 to
                                    September 1995.  President,  Chief Executive
                                    Officer  and  Trustee  of  United   Services
                                    Insurance  Funds  since July 1994.  Director
                                    and  Chief   Financial   Officer  of  United
                                    Services Advisors (Canada), Inc. ("USACI," formerly United Services Advisors Wealth
                                    Management Inc.) since February 1995.

Victor Flores                32     Executive  Vice  President, Chief Investment
                                    Officer and  Director  of the Company  since
                                    February  1994.  Executive  Vice  President,
                                    Chief Investment  Officer of the Funds since
                                    February 1994.  Portfolio  Manager U.S. Gold
                                    Shares  Fund  since  November  1992 and U.S.
                                    World   Gold  Fund   since   January   1990.
                                    Portfolio  Manager,  U.S.  Global  Resources
                                    Fund,  from January  1990 to November  1992.
                                    Formerly Vice President, Portfolio Manager of the Company (July 1993 - February 1994).

Frank E. Holmes              41     Chairman of the Board of Directors and Chief
                                    Executive   Officer  of  the  Company  since
                                    October 27,  1989,  President  from  October
                                    1989 to  September  1995.  Director of ST&FC
                                    since   November  1991.   President,   Chief
                                    Executive  Officer  and Trustee of USF since
                                    October  1989.  President,  Chief  Executive
                                    Officer and Trustee of Accolade  Funds since
                                    April  1993.   Director  of  U.S.   Advisors
                                    (Guernsey)    Limited,   a   wholly-   owned
                                    subsidiary  of Advisor,  and of the Guernsey
                                    Funds  managed by that Company  since August
                                    1993.   Trustee  of   Pauze/Swanson   United
                                    Services   Funds  from   November   1993  to
                                    February 1996. Director of Franc-Or Resource
                                    Corp.  since  November  1994.   Director  of
                                    Marleau,  Lemire Inc.  from  January 1995 to
                                    January 1996.  Director and Chief  Executive
                                    Officer of USACI since February 1995.

Jerold H. Rubinstein         57     Mr.  Rubinstein  has been a  Director of the
                                    Company  since  October 27, 1989.  Since May
                                    1986 he has served as  Chairman of the Board
                                    of Directors and as Chief Executive  Officer
                                    of  DMX  Inc.,   a   publicly-traded   media
                                    technology company.

Roy D. Terracina             50     Director of the Company since December 1994.
                                    Director of ST&FC since August 1992. Owner of Sunshine Ventures, Inc., an investment company, since January 1994. Owner/President of Sterling Foods, Inc., food manufacturer, from May 1984 to December 1993.

Marie A. Kriley              54     Vice  President,  Mailing  Services  of  the
                                    Company since  December  1991.  President of
                                    A&B Mailers, Inc. since February 1983.

Jane K. Hatton               29     Chief  Accounting  Officer  and Treasurer of
                                    the   Company   since   March   1996.   Vice
                                    President,  Chief Financial  Officer,  Chief
                                    Accounting Officer, Controller and Treasurer
                                    of the Company from  September 1995 to March
                                    1996.   Controller   of  the  Company   from
                                    December 1994 to September 1995.  Accounting
                                    Manager of the Company from November 1992 to December 1994. From 1989 to 1992 was Senior
                                    Auditor at Price Waterhouse.

Susan B. McGee               37     Vice  President, Corporate  Secretary of the
                                    Company  from  September  1995  to  present;
                                    Associate   Counsel   from  August  1994  to
                                    present.  Vice  President,  Secretary of USF
                                    since   September   1995.   Vice  President,
                                    Counsel to ST&FC from September 1992 to present; Vice President-Operations of ST&FC from May 1993 to December 1994.

Thomas D. Tays               39     Vice President-Special  Counsel,  Securities
                                    Specialist,    Director    of    Compliance,
                                    Assistant  Secretary  of  the  Company  from
                                    September   1995   to   present;   Associate
                                    Counsel, Assistant Secretary of the Company from September 1993 to September 1995. Vice
                                    President, Securities Specialist, Director of Compliance and Assistant Secretary of USF since September 1995. Vice President and
                                    Secretary of Accolade Funds since  September
                                    1995, was Assistant Secretary from September
                                    1994  to  September  1995.  Vice  President,
                                    Secretary of United Services Insurance Funds from June 1994 to present. Private practice of law from 1990 to August 1993.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

Each member of the Board of Directors is elected for a one-year term or until their successors are elected and qualify. The executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The Company does not have a Nominating Committee. The Company's Compensation Committee consists of Messrs. Holmes, Terracina and Rubinstein. The Company's Audit Committee consists of Messrs. Duncan, Rubinstein and Terracina. The Board of Directors Stock Option Committee consists of Messrs. Rubinstein and Terracina.

COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10 percent of the Company's Class A Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1996, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                                                              Compensation
                                                                         -----------------------
                                        Annual Compensation                      Awards
                                                                         -----------------------
           (a)                (b)       (c)        (d)        (e)            (f)           (g)
                                                                  3
                                                             Other                  5          4
                                            1,2         2    Annual       Restricted    Options/
   Name and Principal                  Salary      Bonus   Compensation  Stock Awards     SARs
  osition during FY 96        Year      ($)         ($)        ($)           ($)          (#)
- --------------------------    ----   ----------  --------  ------------  ------------   --------

Frank E. Holmes               1996   $304,355    $140,240   $ 35,937      $  1,250        1,000
Chairman,                     1995   $303,835    $  2,098   $ 46,326      $    288            0
Chief Executive Officer       1994   $308,343    $ 74,024   $ 34,754             0

Victor Flores                 1996   $150,304    $ 78,581   $  7,694      $  3,375        1,000
Exec. V.P,                    1995   $150,292    $ 65,877   $ 14,877      $    288       17,000
Chief Investment Officer      1994   $ 93,864    $ 97,848   $  3,504        30,000

Bobby D. Duncan               1996   $110,594    $ 34,718   $ 15,998      $  6,000        1,000
President,                    1995   $103,854    $ 24,862   $ 16,820      $  3,163            0
Chief Operating Officer       1994   $103,536    $ 15,963   $ 12,619             0

Thomas D. Tays                1996   $ 78,750    $ 28,291   $  4,517      $  1,649        2,000
V.P. - Special Counsel,       1995   $ 70,976    $  5,055   $  1,719      $  1,662          500
Securities Specialist,        1994   $ 50,118    $  1,762   $    553             0
Director of Compliance


     The Company has intentionally omitted columns (h) and (i) as they are non applicable.

1 Includes amounts identified for 401(k) contributions and amounts for Company Savings Plans. The amounts are calculable through to the end of the June 30, 1996 fiscal year.

2 Does not include the cost to the Company of incidental personal use of automobiles furnished by the Company for use in its business and certain other personal benefits. The Company believes that the aggregate amounts of such omitted personal benefits do not exceed the lesser of $50,000 or 10% of the total of annual salary or bonus reported for the names executive officers in columns (c) and (d).

3    Other   compensation   including   perquisites   exceeding   25%  of  total
     perquisites:

     Name             Description           1996        1995          1994
- ---------------      --------------       -------      -------      -------
Frank E. Holmes      Trustee fees         $24,000      $24,000      $28,000
                     Profit sharing        $3,000      $12,941           $0
Victor Flores        Profit sharing        $3,000      $10,183           $0
                     401 (k) match         $3,000       $3,000       $3,000
Bobby D. Duncan      Car allowance         $8,523       $8,523       $8,523
                     Profit sharing        $3,000       $6,202           $0
Thomas D. Tays       Profit sharing        $2,141           $0           $0
                     401 (k) match         $2,141       $1,521         $368


4    All options pertain to Company Class A common stock.

5 The dollar value of the shares reflected in the table is based on the market value for the shares on the date the shares were awarded.

Restricted stock balances of the Company's Class A common stock as of June 30, 1996:

                           # of restricted            value of restricted
    Name                shares held @ 6/30/96        shares held @ 6/30/96
 ---------------        ---------------------        ---------------------
 Frank E. Holmes               700                          $2,013
 Victor Flores               1,800                          $5,175
 Bobby D. Duncan             2,800                          $8,050
 Thomas D. Tays              1,402                          $4,031

The closing price on 6/28/96 was $2.875 per share.

No dividends have ever been paid on the Company's Class A common stock, however, the restricted stock would be eligible for dividends should one be declared.

INCENTIVE COMPENSATION

Effective July 1, 1993, the Company implemented a team performance pay program based on each employee's annual salary to recognize monthly completion of departmental goals. Effective July 1, 1995 a portion of the team bonus became payable in the Company's Class A Common Stock. The Company also implemented semiannual perfect attendance awards based on employee classification.

PROFIT SHARING PLAN

In June 1983, the Company adopted a profit sharing plan in which all qualified employees who have completed one year of employment with the Company are included. Subject to Board action, the Company may contribute 15% of its net income before taxes during each fiscal year, limited to 15% of qualifying salaries, to a profit sharing plan, the beneficiaries of which are the eligible employees of the Company. The Company's contribution to the plan is then apportioned to each employee's account in the plan in an amount equal to the percentage of the total basic compensation paid to all eligible employees which each employee's individual basic compensation represents. An employee generally becomes eligible to receive a distribution from the plan upon the occurrence of retirement, death, total disability or termination. Distributions of an employee's account may be made either in one lump sum or in installments over a period not exceeding 15 years. For the fiscal year ended June 30, 1996 the Company contributed $60,000 or 2% of qualifying salaries to the profit sharing plan. There have been no recent material changes to the plan.

401(K) PLAN

The Company adopted a 401(k) plan in October 1990 for the benefit of all employees. The Company will contribute 50 cents for every $1.00 of the first 4% of an employee's pay deferment. The Company will make contributions to employee accounts at the end of each plan year if the employee is still employed on that date. New employees may enroll on any quarterly entry date following six months of employment. The Plan offers numerous investment options which represent different levels of risk and return. Employees have the option to invest in most of the USF funds offered, the Company's Class A Common Stock or the Bonnel Growth Fund. For the fiscal year ended June 30, 1996, the Company has accrued $50,000 for its 401(k) plan matching contribution.

SAVINGS PLANS

The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs utilizing managed investment companies, which was accepted by essentially all such employees. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, if such employees contribute monthly to the U.S. Tax Free Fund, the Company will match these contributions on a limited basis. Beginning in fiscal 1997 a similar savings plan utilizing UGMA accounts has been offered to employees to save for their childrens' education. Under each program, if the employee ceases to make personal contributions or withdraws the money, their participation in the program is terminated and they may not participate in the future. For the fiscal year ended June 30, 1996 the Company match aggregated to $75,901, reflected in base salary expense.

STOCK OPTION PLANS

In March 1985, the Board of Directors of the Company adopted an Incentive Stock Option Plan ("1985 Plan") which was approved by the shareholders of the Company on April 2, 1985. Under the terms of the 1985 Plan, certain executives and key salaried employees of the Company and its subsidiaries were granted options to purchase shares of the Company's Class A Common Stock. The maximum number of shares of Class A Common Stock authorized for issuance under the 1985 Plan was 200,000 shares (subject to adjustment in the event of reorganization, merger, consolidation, liquidation, recapitalization, or stock splits). Shares subject to purchase pursuant to an option granted under the 1985 Plan may be either authorized but unissued shares or shares that were once issued and subsequently reacquired by the Company.

The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991 it was amended to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1985 Plan was administered by a committee consisting of the two outside members of the Board of Directors of the Company. The 1985 Plan terminated on December 31, 1994.

Options granted under the 1985 Plan were granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company's stock and for up to ten years for other employees. The options were granted at an exercise price of not less than 100% of the fair market value as of the date of the grant, or 110% of the fair market value in the case of any officer or employee holding in excess of 10% of the combined voting power of the Company's stock. The aggregate fair market value of the Class A Common Stock for which any employee was granted options in any calendar year could not exceed $100,000 plus any unused carry-over from a preceding year. All of the options were granted at or above market price on the date of the grant. To date 79,000 option grants have been exercised under the 1985 Plan; and, grants covering 5,000 shares have expired.

In November 1989 the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (the "1989 Plan") which provides for the granting of options to purchase shares of the Company's Class A Common Stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, the 1989 Plan was also amended to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of two outside members of the Board of Directors. The maximum number of shares of Class A Common Stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 1996 there were 44,700 shares granted at exercise prices ranging from $2.1875 to $2.625 per share. All options were granted at or above market price on the date of grant. To date, 393,000 options have been exercised under the 1989 Plan; and 30,400 options have expired.

The Board of Directors, at a meeting held on July 14, 1992, amended the Stock Option Agreement for stock options granted during November 1989 to provide for an option period of ten years. The amendment was accepted by all optionees.

The following table shows, as to each of the officers of the Company listed in the cash compensation table, grants of stock options and freestanding stock appreciation rights ("SARs") made during the last fiscal year.


                                                                                                Potential Realized
                                                                                                 Value at Assumed
                                                                                                      Annual
                                                                                               Rates of Stock Price
                                                                                                   Appreciation
                                       Individual Grants                                          for Option Term
- -----------------------------------------------------------------------------------------------------------------------
        (a)                   (b)                (c)            (d)             (e)              (f)      (g)
                                              % of Total
                      Number of Securities   Options/SARs
                           Underlying         Granted to     Exercise or
                          Options/SARs       Employees in       Base
       Name                Granted (#)       Fiscal Year    Price($/Sh)    Expiration Date     5% ($)   10% ($)
- -----------------------------------------------------------------------------------------------------------------------
Frank E. Holmes              1,000             2.31%           $2.62       September 5, 2005   $1,651   $4,183
Bobby D. Duncan              1,000             2.31%           $2.62       September 5, 2005   $1,651   $4,183
Victor Flores                1,000             2.31%           $2.62       September 5, 2005   $1,651   $4,183
Thomas D. Tays               1,000             2.31%           $2.62       September 5, 2005   $1,651   $4,183
                             1,000             2.31%           $2.1875     November 7, 2005    $1,376   $3,486

The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values.

            (a)                       (b)                (c)              (d)                 (e)
                                                                         Number of     Value of Unexercised
                                                                        Unexercised        In the Money
                                                                        Options/SARs      Options/SARs at
                                                                       at FY-End (#)        FY-End($)
                                    Shares
            Name                  Acquired on            Value         Exercisable/        Exercisable/
                                  Exercise (#)         Realized        Unexercisable      Unexercisable
- ------------------------------------------------------------------------------------------------------------
Frank E. Holmes                       -0-                $-0-          200,000/1,000      $108,500/$250

Bobby D. Duncan                       -0-                $-0-           95,000/1,000      $55,625/$250

Victor Flores                         -0-                $-0-           18,400/32,600     $1,875/$250

Thomas D. Tays                        -0-                $-0-              100/2,400        $25/$1,038

COMPENSATION OF DIRECTORS

The Company pays non-employee directors $500 per meeting and may grant them options under the Company's 1989 Stock Option Plan. Their compensation is subject to a minimum of $3,000 in any quarter paid in arrears. Messrs. John A.
M. Budden, Hubert Marleau, and Richard Renaud were non-employee directors during portions of the fiscal year. Messrs. Jerold H. Rubinstein and Roy D. Terracina were non-employee directors for the full fiscal year. During the fiscal year ended June 30, 1996 Messrs. Terracina and Rubinstein each received cash compensation of $12,000; Messrs. Marleau and Renaud received $9,000, respectively; and, Mr. Budden received $6,000. Mr. Terracina is also a Director of ST&FC where he received cash compensation of $2,400. Mr. Renaud is also a Director of U.S. Advisors (Guernsey) Ltd. for which he received no cash compensation. No stock options were granted to directors during the fiscal year. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors.

REPORT ON EXECUTIVE COMPENSATION

Effective February 1995 the Executive Compensation Committee of the Registrant's Board of Directors was comprised of Messrs. Budden, Holmes, Renaud and Rubinstein. With the resignations of Messrs. Budden and Renaud as directors of the Company, during fiscal 1996, the Board appointed Messrs. Holmes, Terracina and Rubinstein as members of the committee.

The Company's program regarding compensation of executive officers is different from most public corporations' programs due to the concentration of control in one individual. Mr. Holmes' compensation is reviewed by the Board of Directors. Mr. Holmes, Chairman and Chief Executive Officer of the Company, owns 68.3% of the Company's Class C Common Stock. He informs the Board of Directors as to the amount of his proposed remuneration and that of the Company's other executive officers. Mr. Holmes recognizes that Registrant is a small business and believes that an acceptable base compensation should reflect an amount competitive with industry peers taking into account the relative cost of living in San Antonio, Texas. The base pay of the executives is relatively fixed but the executive has the opportunity to increase his/her compensation by (1) participating in team building programs in order to enhance operational and fiscal efficiencies throughout the Company with a percent of resulting savings flowing to the executive; and (2) participating directly in retirement and savings programs whereby the Company will contribute amounts relative to the executive's contribution.

The Company has utilized option grants under the 1985 Plan and the 1989 Plan to induce qualified individuals to join the Company with a base pay consistent with the foregoing--providing the individual with an opportunity to benefit if there is significant Company growth. Similarly, options have been utilized to reward existing employees for long and faithful service and to encourage them to stay with the Company. Messrs. Rubinstein and Terracina constitute the Stock Option Committee of the Board of Directors. This Committee acts upon recommendations of the Chief Executive Office, President and Executive Vice President. Shares available for stock option grants under the 1989 Plan aggregate to less than 5,700 shares remaining on August 21, 1996. There were grants from the 1989 Plan during the fiscal year to officers and employees of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

At the beginning of the fiscal year, the Compensation Committee of the Board of Directors consisted of John Budden, Jerold Rubinstein, Richard Renaud and Frank
E. Holmes, Chairman and Chief Executive Officer. Mr. Renaud is also a member of the Marleau, Lemire Inc. ("ML") Board and serves on its Executive, Audit and
Compensation Committees. In addition, he is a director of U.S. Advisors (Guernsey) Ltd. During the first half of the fiscal year, Mr. Holmes was a director of ML and served on its Management Committee. Mr. Holmes is currently director of USACI, a joint venture owned by the Company and ML. ML, the Company and Mr. Holmes had agreements that could have led to a change in control of the Company, which agreements were renegotiated, essentially reversing the earlier agreement, during December 1995; and as a consequence, Messrs. Marleau and Renaud resigned as directors of the Company. (See Item 13 of this Form 10-K.)

COMPANY PERFORMANCE PRESENTATION

The following graph compares the cumulative total return for the Company's Class A Common Stock to the cumulative total return for the S&P 500 Composite Index and the S&P Financial Index for the Company's last five fiscal years. The graph assumes an investment of $100 in the Class A Common Stock and in each index as of June 30, 1991, and that all dividends were reinvested.

[LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]


                          MONTHLY INDEXED TOTAL RETURN

                 U.S. Global
               Investors, Inc.       IS&P 500       S&P Financial
               ---------------       --------       -------------

Jun 91 ..........    100               100               100
Jul 91 ..........    105               104.47            105.62
Aug 91 ..........     90               106.52            110.04
Sep 91 ..........     80               105.34            110.14
Oct 91 ..........     95               106.56            111.36
Nov 91 ..........     90               101.89            103.6
Dec 91 ..........    110               114.1             119.54
Jan 92 ..........    115               111.83            117.54
Feb 92 ..........    130               112.89            122.1
Mar 92 ..........    110               111.23            120.31
Apr 92 ..........    105               114.31            121.55
May 92 ..........    105               114.42            123.7
Jun 92 ..........    122.5             113.33            126.99
Jul 92 ..........    130               117.8             130.19
Aug 92 ..........    120               114.97            124
Sep 92 ..........    135               116.92            129.01
Oct 92 ..........    137.5             117.17            131.99
Nov 92 ..........    130               120.69            140.62
Dec 92 ..........    122.5             122.77            147.39
Jan 93 ..........    120               123.65            152.3
Feb 93 ..........    120               124.94            155.25
Mar 93 ..........    150               128.13            162.17
Apr 93 ..........    210               124.87            156.66
May 93 ..........    210               127.7             155.97
Jun 93 ..........    200               128.72            164.78
Jul 93 ..........    225               128.03            167.81
Aug 93 ..........    190               132.46            171.94
Sep 93 ..........    160               132.03            176.1
Oct 93 ..........    190               134.59            165.67
Nov 93 ..........    195               132.87            159.72
Dec 93 ..........    225               135.08            163.65
Jan 94 ..........    230               139.48            172.12
Feb 94 ..........    210               135.28            162.32
Mar 94 ..........    215               130.02            156.52
Apr 94 ..........    175               131.51            161.62
May 94 ..........    195               133.14            169.85
Jun 94 ..........    185               130.58            165.75
Jul 94 ..........    170               134.7             169.28
Aug 94 ..........    170               139.75            174.79
Sep 94 ..........    185               136.96            163.05
Oct 94 ..........    165               139.8             165.36
Nov 94 ..........    150               134.29            155.19
Dec 94 ..........    130               136.94            157.98
Jan 95 ..........    135               140.25            167.6
Feb 95 ..........    135               145.32            176.41
Mar 95 ..........    135               150.22            178.01
Apr 95 ..........    135               154.42            184.01
May 95 ..........    110               160.03            197.78
Jun 95 ..........    105               164.5             199.89
Jul 95 ..........    105               169.75            205.23
Aug 95 ..........    100               169.69            216.31
Sep 95 ..........    105               177.54            231.17
Oct 95 ..........     85               176.66            223.89
Nov 95 ..........     75               183.92            239.47
Dec 95 ..........     65               188.19            243.1
Jan 96 ..........    120               194.33            255.26
Feb 96 ..........    115               195.68            259.49
Mar 96 ..........    109.37            198.29            263.65
Apr 96 ..........    110               200.96            258.36
May 96 ..........    135               205.54            263.41
Jun 96 ..........    115               207.16            267.48

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

CLASS C COMMON STOCK (VOTING STOCK)

At September 9, 1996 there were 564,352 shares of the Company's Class C Common Stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's Class C Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Class C Common Stock.


                                                 Outstanding    Percent of
       Name and Address        Common Shares       Shares      Shares Issued
      of Beneficial Owner   Beneficially Owned      Owned       Outstanding
- -------------------------- -------------------- ------------- ---------------
Frank E. Holmes                1,373,402(1)        387,280        68.62%
7900 Callaghan Road
San Antonio, TX 78229

Marleau, Lemire Inc.              72,720           72,720         12.89%
1 Place Ville Marie
Suite 3601
Montreal, Quebec H3B 3P2

Monyco, Inc.                      64,140           64,140         11.37%
1740 Broadway
New York, NY 10019

- ------------------------
(1) Includes 586,122 shares of Class C Common Stock underlying presently exercisable Class C Common Stock Warrants held by Mr. Holmes and F. E. Holmes Organization Inc.; 102,280 shares of Class C Common Stock owned by
     F. E. Holmes Organization Inc., a corporation wholly-owned by Mr. Holmes; 400,000 shares obtainable upon exercise of a Class C Common Stock option issued to Mr. Holmes; and 285,000 shares owned directly by Mr. Holmes.

CLASS A COMMON STOCK (NON-VOTING STOCK)

At September 9, 1996 there were 6,042,476 shares of the Company's Class A Common Stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's Class A Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Class A Common Stock.


        Name and Address             Preferred Shares
       of Beneficial Owner          Beneficially Owned    Percent of Class
- ---------------------------------- --------------------  ------------------
Robertson Stephens Orphan Fund          757,810(A)           12.31%
San Francisco, CA

Quest Management Co.                    473,305(B)            7.69%
New York, NY

Frank E. Holmes                         358,282(C)            5.82%

Constable Partners, L.P.                670,000(D)           10.88%
Radnor, PA

Mason Hill Asset Management, Inc.       409,000(E)            6.64%

- ----------
(A) Information is from Schedule 13D, dated December 23,1995, filed with the SEC.

(B) Charles M. Royce controls Quest Advisory Corp. as well as Quest Management Co. Quest Advisory Corp. owns 414,205 shares, or 6.66% of the Company's Class A Common Stock. Combined, Mr. Royce controls 9.73% of the Class A Common Stock outstanding. Information is from Schedule 13G filed with the SEC on February 14, 1996.
(C) Detail of beneficial ownership set forth below under "Security Ownership of Management."
(D)  Information is from Schedule 13D, dated May 9, 1996 filed with the SEC.
(E) Mason Hill Asset Management, Inc. owns 250,500 shares or 4.02%. Equinox Partners, LP owns 158,500 shares or 2.55%. Information is from Schedule 13D filed with the SEC on March 26, 1996.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of September 9, 1995, information regarding the beneficial ownership of the Company's Class A and Class C Common Stock by each director and by all directors and officers as a group. Except as otherwise indicated in the notes below each director owns directly the number of shares indicated in the table and has the sole voting power and investment power with respect to all such shares.


                           Class C                Class A
   Beneficial Owner     Common Stock      %     Common Stock (1)     %
- ---------------------- --------------  ------- ------------------  ------
Bobby D. Duncan             4,931        0.87%    114,552           1.81%
Victor Flores                --             0%     66,660           1.06%
Frank E. Holmes         1,373,402(2)    88.41%   358,282(3)         5.58%
Jerold H. Rubinstein         --             0%     40,000           0.64%
Roy D. Terracina             --             0%     39,000           0.63%
All directors and         1,379,076     88.95%   730,223(4)        10.94%
officers as a group
( 15 persons)

- ----------

(1) Includes shares of Class A Common Stock underlying presently exercisable options held directly by each individual director as follows: Mr. Duncan - 96,000 shares; Mr. Flores - 51,000 shares; Mr. Holmes - 201,000 shares; Mr. Rubinstein -40,000 shares; and Mr. Terracina - 1,000 shares.

(2) Includes 586,122 shares of Class C Common Stock underlying presently exercisable Class C Common Stock warrants held by Mr. Holmes and F. E. Holmes Organization Inc.; 400,000 shares underlying a presently exercisable option to purchase Class C Common Stock held by Mr. Holmes; 102,280 shares of Class C Common Stock owned by F. E. Holmes Organization Inc., a corporation wholly-owned by Mr. Holmes; and 285,000 shares owned directly by Mr. Holmes.

(3) Includes 100,000 shares of Class A Common Stock held by F.E. Holmes Organization, Inc, a corporation wholly owned by Mr. Holmes. Also includes 1,300 shares of Class A Common Stock owned separately by Mr. Holmes' wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of Class A Common Stock.

(4) Includes the shares underlying presently exercisable options held by the directors and officers listed above and an additional 111,729 shares of Class A Common Stock underlying presently exercisable options held by officers other than those listed above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

USGI is invested in several of the mutual funds it manages. (See Note O to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to shareholders, Exhibit 13 to this Form 10-K).

During July 1994 the Company issued a $6 million subordinated debenture to ML. The proceeds were utilized in connection with the Company's purchases of adjustable rate government securities. The debenture is collateralized only by said government securities. (See Notes F and M to the Consolidated Financial
Statements  contained  in the  Company's  1996  Annual  Report to  shareholders,
Exhibit 13 to this Form 10-K.) Portions of the principal of the note were repaid to ML during fiscal years 1995 and 1996, thereby reducing the balance under the debenture to $1,533,131 at June 30, 1996; plus, accrued interest of $70,000.

On December 7, 1994, the Company and ML entered into an agreement whereby the Company issued to ML one million shares of a new class of convertible non-voting common stock (Class B) at $5.00 per share and a warrant to purchase an additional one million shares of capital stock at $6.00 per share in consideration of an investment of US $5 million. ML also held 120,000 shares of preferred stock (now Class A Common Stock). Pursuant to an agreement between ML and USGI in December 1995, all 1,000,000 shares of Class B non-voting common stock and the related warrants were cancelled. ML received 1,000,000 shares of preferred stock (now Class A Common Stock) in exchange for its 1,000,000 shares of Class B Common Stock which were cancelled. ML then sold 1,120,000 shares of preferred stock (now Class A Common Stock), representing its entire interest in non-voting stock of the Company. No single purchaser purchased more than ten percent of the outstanding shares of USGI Class A Common Stock as a result of this sale.

ML retains control of 72,720 shares of Class C Common Stock (the only class of voting stock issued by USGI, formerly known as "Class A Common Stock") which represents 12.82% of the voting interest in USGI.

In addition, the Agreement of December 7, 1994 called for the expansion of the Company's Board of Directors, inclusion of two ML representatives on the Company's Board of Directors, and various by-law amendments. Hubert Marleau and Richard Renaud became members of the Company's Board of Directors. The Agreement of December 1995 terminated the Agreement of December 7, 1994 and rescinded most changes made by the 1994 Agreement. Messrs. Marleau and Renaud resigned as Directors of the Company at that time.

Agreements with ML regarding control of the Company in the event of Mr. Holmes untimely death or termination of employment with the Company also terminated pursuant to the December 1995 Agreement.

During the year ended June 30, 1996, the Company purchased 7,100 shares of ML common stock through the Company's brokerage account at Marleau, Lemire Securities Inc. ("MLSI"), a subsidiary of ML, increasing USGI's position to 42,219 shares. Prior to year end, USGI sold its entire position of ML common shares.

At various intervals during the quarter ended September 30, 1995, the Company purchased 175 put options on Eurodollar futures ("options") for premiums of $73,938 through Marleau, Lemire Futures which is a division of MLSI. (See Note O to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to shareholders, Exhibit 13 to this Form 10-K for further information.) In addition, the Company purchased other securities at an aggregate price of $269,847 through MLSI from July 1995 through December 1995.

During the quarter ended March 31, 1996, Mr. Jerold Rubinstein, a Director of the Company, exercised options covering 25,000 shares of the Company's Class A Common Stock at $1.50 per share and 25,000 shares at $2.25 per share. The Company purchased the shares issued from the exercise of Mr. Rubinstein's stock options for $3.375 per share, the market price on the day of exercise, which shares are included in treasury stock as of June 30, 1996. Additionally, during the quarter ended March 31, 1996, Mr. John Budden, a former Director of the Company who resigned during the current fiscal year, exercised options covering 25,000 shares at $1.50 per share, 25,000 shares at $2.25 per share and 40,000 shares at $2.625 per share.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report:

         1.       Financial Statements

                  The Consolidated Financial Statements are incorporated herein by reference to the Company's Annual Report to Shareholders as an exhibit hereto (see Item 8):

                           Report of Independent Accountants

                           Consolidated Balance Sheets at June 30, 1996 and 1995

                           Consolidated Statements of Operation for the three years ended June 30, 1996

                           Consolidated Statements for Cash Flows for the three years ended June 30, 1996

                           Consolidated Statements of Shareholders' Equity for the three years ended June 30, 1996

                           Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  None

         3.       Exhibits

3.1* Third Restated and Amended Articles of Incorporation of Registrant, filed herein.

3.2 By-Laws of Registrant (incorporated by reference to Exhibit D to the Registrant's Registration Statement No. 33- 33012 filed on Form S-8 with the Commission on January 30, 1990).

3.3 Amendment to Article II, Section 2 of the By-Laws (incorporated by reference to Exhibit 3(e) to the Registrant's Form 10-K for the fiscal year ended June 30, 1991).

3.4 Amendment to By-Laws of (incorporated by reference to Exhibit 3(h) to the Registrant's Registration Statement No. 33-90518 filed on Form S-3 on March 16, 1995).

3.5*     Amendment to By-Laws, filed herein.

10.1 Advisory Agreement dated October 27, 1989 by and between Registrant and United Services Funds ("USF") (incorporated by reference to Exhibit
         (4)(b) to the  Registrant's  Form 10-K for  fiscal  year ended June 30,
         1990).

10.2 Advisory Agreement dated September 21, 1994 by and between Registrant and Accolade Funds (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for fiscal year ended June 30, 1995).

10.3 Sub-Advisory Agreement dated September 21, 1994 by and between Registrant and Accolade Funds/Bonnel Growth Fund and Bonnel, Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-K for fiscal year ended June 30, 1995).

10.4 Transfer Agency Agreement dated September 21, 1994 by and between United Shareholder Services , Inc. ("USSI") and Accolade Funds/Bonnel Growth Fund (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for fiscal year ended June 30, 1995).

10.5 Transfer Agent Agreement by and between USSI and USF (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended June 30, 1989).

10.6 Loan Agreement between Registrant and Bank One, dated April 12, 1994, and Modification Agreement, dated February 28, 1995, for $1,385,000 for refinancing new building (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for fiscal year ended June 30, 1995).

10.7 United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 (incorporated by reference to Exhibit A to the Registrant's Registration Statement No. 33-3012 filed on Form S-8 with the Commission on January 16, 1990).

10.8 United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit B to the Registrant's Registration Statement No. 33-3012 filed on Form S-8 with the Commission on January 16, 1990).

10.9 Bookkeeping and Accounting Agreement by and between USSI and USF, dated February 1, 1992 (incorporated by reference to Exhibit E 1 to the Registrant's Form 10-Q dated December 31, 1991).

10.10 Joint Venture Agreement between Registrant and Marleau, Lemire Inc., dated July 28, 1994 (incorporated by reference to Exhibit 10(v) to Registrant's Form 10-K for fiscal year ended June 30, 1994).

10.11 Bookkeeping and Accounting Agreement by and between USSI and Accolade Funds, dated September 21, 1994 (incorporated by reference to Exhibit
         10.21 to Registrant's Form 10-K for fiscal year ended June 30, 1995).

10.12 December 7, 1994 Subscription and Purchase Agreement among Registrant, Marleau, Lemire Inc., Frank E. Holmes and F.E. Holmes Organization (incorporated by reference to Exhibit 10 to the Registrant's Registration Statement No. 33-90518 filed on Form S-3 with the Commission on March 16, 1995).

10.13 December 7, 1994 Employment and Non-Competition Agreement between Registrant and Frank E. Holmes (incorporated by reference to Exhibit 10(b) to the Pre-Effective Amendment No. 1 to Registrant's Registration Statement No. 33-90518 on Form S-3 on May 12, 1995).

10.14 December 7, 1994 Shareholders' Agreement among Registrant, Mr. Frank E. Holmes, F.E. Holmes Organization Inc. and Marleau, Lemire Inc.
         (incorporated by reference to Exhibit 10(c) to the Pre-Effective Amendment No. 1 to Registrant's Registration Statement No. 3390518 filed on Form S-3 with the Commission on May 12, 1995).

10.15 December 29, 1995 Agreement among Registrant, Mr. Frank E. Holmes, F.E. Holmes Organization, Inc. and Marleau, Lemire Inc. (incorporated by reference to Exhibit 10(d) to Registrant's Form 10-Q for the quarter ended December 31, 1995).

11*      Statement re: computation of per share earnings, filed herein.

13*      Annual Report to Shareholders, filed herein.

21*      List of subsidiaries of the Registrant, filed herein.

23*      Consent of Independent Accountant, filed herein.

27*      Financial Data Schedule, filed herein.

(b)      Reports on Form 8-K

         One report on Form 8-K was filed during the last quarter of the period covered by this report. On May 28 and June 10, 1996, Registrant reduced its investment in government notes financed by reverse repurchase agreements with various broker-dealers by selling an additional $28.745 million (par value) in notes in open market transactions.

         The Form 8-K included proforma financial information: an unaudited consolidated balance sheet and a statement of operations, as of March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


U.S. GLOBAL INVESTORS, INC.



By:    /s/ Bobby D. Duncan
     BOBBY D. DUNCAN
     President, Chief Operating Officer,
     Chief Financial Officer

Date:   September 9, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                    CAPACITY IN WHICH SIGNED           DATE
- ------------------------  ------------------------------------ -----------------

/s/ Jerold H. Rubinstein  Director                             September 9, 1996
- ------------------------
JEROLD H. RUBINSTEIN

/s/ Roy D. Terracina      Director                             September 9, 1996
- ------------------------
ROY D. TERRACINA

/s/ Frank E. Holmes       Chairman of the Board of Directors,  September 9, 1996
- ------------------------
FRANK E. HOLMES           Chief Executive Officer

/s/ Bobby D. Duncan       President, Chief Operating Officer,  September 9, 1996
- ------------------------
BOBBY D. DUNCAN           Chief Financial Officer, Director

/s/ Victor Flores         Executive Vice President, Chief      September 9, 1996
- ------------------------
VICTOR FLORES             Investment Officer, Director

/s/ Jane K. Hatton        Chief Accounting Officer, Treasurer  September 9, 1996
- ------------------------
JANE K. HATTON