Form 10-Q
period 1996-09-30
U S GLOBAL INVESTORS INC
filed 1996-10-30
CIK 754811

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                         -------------------------------

                         Commission File Number 0-13928

                         -------------------------------



                           U.S. GLOBAL INVESTORS, INC.
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

                       YES  X                 NO

On October 24, 1996 there were 6,225,318 shares of Registrant's Class A common stock outstanding and 563,456 shares of Registrant's Class C common stock issued and outstanding.

================================================================================

                                    FORM 10-Q
                           U.S. GLOBAL INVESTORS, INC.


                                    I N D E X




PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets -
             September 30, 1996 and June 30, 1996

             Consolidated Statements of Operations -
             Three-Months Ended September 30, 1996 and 1995

             Consolidated Statements of Changes in Cash Flows
             Three-Months Ended September 30, 1996 and 1995

             Notes to Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations


PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

                           U.S. GLOBAL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                       SEPTEMBER 30,              JUNE 30,
                                            1996                   1996
                                    ----------------            -----------
                                      (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents         $  1,120,306              $   666,250
    Trading securities, at fair
     value (Note B)                      1,089,530                  999,500
    Government securities
     available-for-sale at fair
     value (Note D and E)               26,324,125               26,324,125
    Receivables (Note C):
       Mutual funds                        810,204                1,092,961
       Accrued interest                     94,418                   95,847
       Custodial fees                      269,250                  163,296
       Employees                            21,185                   92,765
       Receivable from brokers             282,422                   75,054
       Other                               445,886                  704,286
    Prepaid expenses                       443,148                  454,567
                                      ------------              ------------

       TOTAL CURRENT                    30,900,474               30,668,651
                                      ------------              ------------

NET PROPERTY AND EQUIPMENT               2,595,862                2,621,052
                                      ------------              ------------

OTHER ASSETS
    Restricted investments                650,446                   642,380
    Long-term receivables                 423,418                   368,742
    Long-term deferred tax asset
     (Note H)                           1,120,257                 1,096,268
    Residual equity interest              217,861                   217,861
    Investment in joint venture
     (Note A & G )                        214,370                   255,500
    Investment securities
     available-for-sale, at fair
     value (Note B)                     1,306,203                 2,210,657
    Equity investment in affiliate
     (Note A)                           1,722,576                 1,164,415
    Other                                  59,298                    61,670
                                      -----------               ------------

       TOTAL OTHER ASSETS               5,714,429                 6,017,493
                                      -----------               ------------

                                      $39,210,765               $39,307,196
                                      ===========               ===========

         The accompanying notes are an integral part of this statement.


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                          SEPTEMBER 30,          JUNE 30,
                                              1996                 1996
                                       ----------------         ----------
                                         (UNAUDITED)
CURRENT LIABILITIES
    Current portion of capital
     lease obligation                 $       6,581            $   24,354
    Current portion of notes
     payable                                 42,445                41,695
    Current portion of annuity
     and contractual obligation              18,000                18,000
    Subordinated debenture                1,383,131             1,533,131
    Securities sold under
     agreements to repurchase
     (Note E)                            26,538,000            26,404,375
    Accounts payable                        170,055               276,116
    Accrued interest payable
     to third parties                         4,347                16,685
    Accrued interest payable
     on subordinated debenture
     (Note D and F)                          30,403                70,017
    Accrued compensation and
     related costs                           89,406               204,911
    Accrued profit sharing and
     401(k)                                 197,894               110,489
    Accrued vacation pay                     75,959                75,959
    Accrued legal fees                       83,946                70,536
    Deferred tax liability
     (Note H)                                14,486                11,312
    Litigation accrual                      300,000               300,000
    Other accrued expenses                  116,180               195,065
                                         ----------            ----------

         TOTAL CURRENT LIABILITIES       29,070,833            29,352,645
                                         ----------            ----------

    Notes Payable-Net of Current
     Portion                              1,244,112             1,260,137
    Annuity and Contractual
     Obligations                            148,779               150,342
                                         ----------            ----------

         TOTAL NON-CURRENT LIABILITIES    1,392,891             1,410,479
                                         ----------            ----------

         TOTAL LIABILITIES               30,463,724            30,763,124
                                         ----------            ----------
Commitments and contingent liabilities

Shareholders' Equity
    Common stock (Class A)--
     $0.05 par value; non-voting;
     authorized, 7,000,000  shares         311,266               310,971
    Common stock (Class C)--
     $.05 par value; voting;
     authorized, 1,750,000 shares           28,173                28,218
    Common stock (Class B)--
     $.05 par value; non-voting;
     authorized, 2,250,000 shares            ---                   ---
    Additional paid-in-capital          10,593,767            10,586,666
    Treasury stock at cost                (473,022)             (530,384)
    Net unrealized gain on
     available-for-sale securities
     (net of tax of $98,064
     and $294,993, respectively)           190,359               572,634
    Equity in net unrealized gain
     on available-for-sale securities
     held by affiliate (net of tax of
     $50,495 and $76,823, respectively)     98,020               149,127
    Retained earnings (deficit)         (2,001,522)           (2,573,160)
                                        -----------           -----------

    TOTAL SHAREHOLDERS' EQUITY           8,747,041             8,544,072
                                      ------------           ------------
                                      $ 39,210,765           $39,307,196
                                      ============           ============

         The accompanying notes are an integral part of this statement.

                           U.S. GLOBAL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                          ------------------------------------
                                               1996                    1995
                                          ---------------           ----------
REVENUE (NOTE C)
    Investment advisory fee                $1,626,788               $1,406,082
    Transfer agent fee                        680,847                  610,192
    Accounting fee                            130,703                  129,750
    Exchange fee                               58,865                   64,710
    Custodial fees                            145,582                  135,336
    Investment income (loss)                  582,810                  582,530
    Miscellaneous transfer
     agency fee                               151,887                  148,261
    Other                                      59,512                   60,241
    Government security
     interest income                          286,509                1,354,513
    Government security
     accretion to par                         130,402                  524,880
    Gains on changes of
     interest in affiliate (Note A)           129,132                    ---
                                            ----------              ----------
                                             3,983,037               5,016,495
                                            ----------              ----------
EXPENSES
    General and administrative               2,760,835               2,513,239
                                             ---------              ----------
    Depreciation and amortization              107,438                 120,474
    Interest-note payable and other             25,032                  34,132
    Interest expense-securities sold
     under agreement to repurchase             378,586               1,733,832
    Interest expense-convertible
     subordinated debenture                     30,403                  90,684
                                             ---------              ----------
                                             3,302,294               4,492,361
                                             ---------              ----------

EARNINGS (LOSS) BEFORE MINORITY INTEREST, EQUITY INTEREST AND
INCOME TAXES                                   680,743                 524,134

Equity in Net Earnings of Joint
  Venture (Note A and G)                       (41,130)                   ---
Equity In Net Earnings of
  Affiliate (Note A)                           146,464                    ---
                                             ----------             ----------

EARNINGS (LOSS) BEFORE INCOME TAXES            786,077                 524,134

PROVISIONS FOR FEDERAL INCOME TAXES
    Current                                    12,000                    ---
    Deferred (Note H)                         202,441                  218,644
                                           ----------               ----------
                                              214,441                  218,644
                                           ----------               ----------

NET EARNINGS                               $  571,636              $   305,490
                                           ==========              ===========

PER SHARE AMOUNTS
    Primary and fully diluted
    Continuing operations                      $0 .09                   $0 .05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Primary and fully diluted               6,619,329                6,611,599
                                           ==========              ===========

         The accompanying notes are an integral part of this statement.

                           U.S. GLOBAL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                    $  571,636              $   305,490
    Adjustments to reconcile to net
      cash provided by operating
      activities:
    Depreciation and amortization             107,438                  120,474
    Government security accretion            (130,402)                (524,880)
    Net gain on sales of securities          (500,101)                (228,240)
    Gain on disposal of equipment                 (64)                    (257)
    Gains on changes of interest in
      affiliate                              (129,132)                    ---
    Treasury stock reissued                   104,094                     ---
    Changes in assets and liabilities,
      impacting cash from operations:
       Restricted investments                   (8,066)                235,700
       Accounts receivable                     246,168                (511,914)
       Deferred tax asset                      202,441                 218,644
       Prepaid expenses and other             (453,917)                (24,594)
       Trading securities                      965,723                  40,488
       Accounts payable                       (106,061)                 (4,752)
       Accrued expenses                       (145,523)                171,121
                                            -----------             -----------
    Total adjustments                          152,598                (508,210)
                                            ----------              -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS      724,234                (202,720)
                                            ----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment        (80,610)                (26,793)
    Net proceeds on sale of equipment              800                     381
    Purchase of available-for-sale
       securities                             (100,000)               (480,343)
    Net purchase of government
       securities held-to-maturity               ---                    32,074
                                            -----------              ----------

NET CASH USED IN INVESTING ACTIVITIES         (179,810)               (474,681)
                                            -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on annuity                         (1,563)                 (1,457)
    Payments on note payable to bank           (15,275)                 (9,140)
    Payments on capital lease                  (17,773)                (27,321)
    Net proceeds from securities sold
     under agreement to repurchase             133,625                 105,918
    Payments on subordinated debenture
     to related party                         (150,000)                  ---
    Proceeds from issuance of preferred
     stock, warrants, and options                7,500                   ---
    Proceeds from issuance of Common
     Stock (Class B) to related party            ---                   (17,902)
    Purchase of Treasury stock                 (46,882)                (75,757)
                                            -----------              ----------

NET CASH USED IN FINANCING ACTIVITIES          (90,368)                (25,659)
                                            -----------              ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                          454,056                (703,060)

BEGINNING CASH AND CASH EQUIVALENTS            666,250               2,772,221
                                            -----------              ----------

ENDING CASH AND CASH EQUIVALENTS            $1,120,306              $2,069,161
                                            ===========             ===========

SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
    Cash paid for interest                  $  468,229              $1,799,083

         The accompanying notes are an integral part of this statement.


                           U.S. GLOBAL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION.

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. U.S. Global Investors, Inc. ("the Company" or "USGI") has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1996.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Shareholders Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC"), A&B Mailers, Inc. ("A&B") and U.S. Advisors (Guernsey), Ltd. ("USAG"). Additionally, the Company has continued to account for its investment in the Guernsey offshore fund under the equity method of accounting, as the Company held a 27% interest in the Fund as of September 30, 1996. This resulted in the Company recording earnings of $146,464 for the quarter ending September 30, 1996 which is included in earnings before taxes in the income statement. In addition, due to changes in its equity interest of the Fund during the quarter, the Company recorded a gain of $129,132 during the same period. Similarly, the Company has a one-third interest in a joint venture formed in August 1994, United Services Advisors Canada, Inc. ("USACI"), to offer mutual funds in Canada. The joint venture became operational during August 1996 and the Company, utilizing the equity method of accounting, recorded a net loss of $41,130 for the quarter ending September 30, 1996. All inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

    The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

NOTE B.  SECURITY INVESTMENTS.

    The Company accounts for its investment securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the market value of investments classified as trading at September 30, 1996 was $1,089,530. The net change from the market value as of June 30, 1996 and the market value as of September 30, 1996 on trading securities that has been included in earnings for the three-month period is $48,211.

     The estimated fair value of the investments classified as available-for-sale at September 30, 1996 was $1,306,203 with $512,774 (before tax) in unrealized gains being recorded as a separate component of Shareholders Equity as of September 30, 1996. These venture capital investments are reflected as non-current assets on the September 30, 1996 consolidated balance sheet. These investments are in private placements which are restricted for sale as of September 30, 1996. It is anticipated the securities obtained in these private placements will become free trading within one year. During the quarter, the Company recorded realized gains of $21,302 on securities which were transferred from available-for-sale securities to trading securities upon becoming free trading. The Company also recorded unrealized gains of $18,943 on securities which were transferred from available-for-sale securities to trading securities upon becoming free trading during the quarter which are included in the net change on trading securities of $48,211.

    Additionally, the Company holds par value U.S. Government agency notes ("Notes") which are discussed in Note D.

    Restricted investments include cash of $-0- and $72,268 held in margin accounts at brokers at September 30, 1996 and September 30, 1995, respectively.

NOTE C.  INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES.

    The Company serves as investment advisor and transfer agent to United Services Funds ("USF") and Accolade Funds ("Accolade"). For these services the Company receives fees based on a specified percentage of net assets under management and the number of shareholder accounts. The Company also provides in-house legal and accounting services to USF and Accolade. Accounting services are provided to USF for an annual fee. The Company also receives exchange, maintenance, closing, and small account fees directly from USF shareholders. Fees for providing services to USF continue to be the Company's primary revenue source.

    USGI receives additional revenue from several sources including STFC custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities including lockbox functions as well as mailroom operations from A&B.

    Investment advisory fees, transfer agency fees, accounting fees, custodian fees and all other fees to the Company are recorded as income during the period in which services are performed.

    USGI has voluntarily waived or reduced its advisory fee; guaranteed that fund expenses will not exceed certain limits; and/or has agreed to pay expenses on several USF funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the three month period ended September 30, 1996 and September 30, 1995 was $782,671, and $964,489, respectively.

    Receivables from mutual funds represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, transfer agent fees, accounting fees, and exchange fees and are net of amounts payable to the mutual funds.

    The investment advisory contract and related contracts between the Company and USF were recently renewed and expire on or about October 26, 1997. Management anticipates the Trustees of USF will continue to renew the contracts.

NOTE D.  GOVERNMENT SECURITIES.

    As previously reported, during the fiscal year ended June 30, 1995, USGI purchased $130,525,000 par value Notes from the U.S. Government Securities Fund ("USG"), a USF fund, of which $26,725,000 par value Notes with an amortized cost of $26,548,476 and a market value of $26,324,125 were held at September 30, 1996. In accordance with SFAS 115, the Company has currently classified the Notes as available-for-sale securities which resulted in an unrealized loss (before tax) in the amount of $224,351. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements (see Note E), by the issuance of a subordinated debenture, as well as USGI's cash. The Company has also recognized $130,402 and $524,880 in non-cash accretion of the Notes during the quarters ended September 30, 1996 and 1995, respectively.

    During fiscal year 1995, USGI purchased put options on Eurodollar futures ("Options") with the expectation that they would reduce USGI's exposure to temporary declines in the value of the Notes and reduce USGI's exposure to increased interest costs of the reverse repurchase agreements in the event of a significant increase in interest rates. Due to the current interest rate environment, USGI holds no options as of September 30, 1996. At September 30, 1995 USGI held 140 Options which expired in December 1995 to reduce the risk of declines in the value of the Notes held by approximately 24% of the Notes' $117.525 million par value. The Options were exchange-traded and required no cash requirements other than the initial premiums and USGI's exposure on the Options was limited to the initial premiums invested of $64,575.

NOTE E.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.

     As discussed in Note D, USGI financed the acquisition of the Notes by entering into agreements to repurchase securities with third party broker-dealers. The terms with the broker-dealers provide that the reverse agreements must be collateralized by the Notes and/or cash. The Notes described in Note D are held by the broker-dealers as collateral. Throughout fiscal 1996, and as of October 30, 1996, each reverse repurchase agreement has matured and has been renewed on a 30-day basis. Management believes that the reverse repurchase agreements can be periodically renewed until the Notes mature. All reverse repurchase agreements are with a major broker-dealer and are secured by U.S. Government Agency obligations.

    The following is a summary of information as of September 30, 1996 on the securities sold under agreements to repurchase and the repurchase liability:

                                                             Matures
                                                            Less Than
                                                             30 DAYS

                     Carrying Amount of (fair value)       $26,324,125
           Accrued Interest Receivable on Collateral            94,418
       Repurchase Liability (interest rate of 5.55%)        26,538,000

NOTE F.  SUBORDINATED DEBENTURE

    In conjunction with the purchase of the Notes previously described, USGI issued a $6 million 8% subordinated debenture to Marleau, Lemire Inc. ("ML"), the terms of which require monthly principal payments and quarterly interest payments as the Notes mature. Payments of $150,000 have been made during fiscal year 1997 leaving an outstanding balance of approximately $1.4 million. As of September 30, 1996, the Company has accrued approximately $30,000 in interest payable related to the subordinated debenture. All interest payments to ML have been made in a timely manner.

NOTE G.  INVESTMENT IN JOINT VENTURE.

    As previously reported, USGI currently holds a one-third interest in United Services Advisors Canada, Inc. ("USACI") as of June 30, 1996. During the first quarter of fiscal year 1997, the joint venture became operational. The Company accounts for its interest in the joint venture using the equity method of accounting. As a result, the Company recorded a net loss in equity earnings in the joint venture in the amount of $41,130 for the quarter ended September 30, 1996, which is included in earnings before taxes in the income statement.

NOTE H.  INCOME TAXES.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of September 30, 1996 are presented below:

                                                                  September 30,
                                                                      1996
                                                                  -------------
    Book/tax differences in the balance sheet:
       Accumulated depreciation                                    $   115,544
       Accrued expenses                                                 32,791
       Annuity obligations                                              56,705
       Reduction in carrying value of joint venture                    210,630
       Net unrealized holding gain (affiliate)                          50,495
       Net unrealized holding gain                                      98,064
                                                                   -----------

                                                                       564,229
    Tax carryovers:
       NOL carryover                                                   748,228
       Contributions carryover                                          71,084
       Investment credit carryover                                      34,472
       Minimum tax credits                                             129,786
                                                                   -----------
                                                                       983,570

    Total gross deferred tax asset                                   1,547,799

    Affiliated investment                                            (185,287)
    Trading securities                                                (10,118)
    Available-for-sale securities                                      98,064)
                                                                  ------------
    Total gross deferred tax liability                               (293,469)
                                                                   -----------
    Net deferred tax asset                                          $1,254,330
                                                                    ==========

    For federal income tax purposes at September 30, 1996 the Company has net operating losses ("NOLs") of approximately $2.2 million which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $209,000 expiring 1998-2000, investment tax credits of $34,472 expiring in 1998, and alternative minimum tax credits of $129,786 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to September 30, 1996, there could be an annual limitation on the amount of NOLs that could be utilized.

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs which give rise to the deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    The Company posted net earnings of $571,636 ($0.09 per share) for the quarter ended September 30, 1996, as compared to a net earnings of $305,490 ($0.05 per share) for the quarter ended September 30, 1995.

ASSETS UNDER MANAGEMENT

    The Company's investment advisory fee revenue is based upon a percentage of average net assets under management. Therefore, fluctuations in financial markets impact revenues and results of operations.

    Assets under management for the United Services Funds ("USF") for the quarter ended September 30, 1996 averaged $1.33 billion versus $1.27 billion for the quarter ended September 30, 1995. This increase in average assets primarily resulted from an increase in the value of money market and equity related assets. Assets under management for the Accolade Funds ("Accolade"), averaged $81 million for the quarter ended September 30, 1996 versus $19 million for the quarter ended September 30, 1995.

    As of October 24, 1996, total assets under management for USF were approximately $1.37 billion and total assets under management for Accolade were $94.3 million.

REVENUES

    Total  consolidated  revenues  for the  quarter  ended  September  30,  1996 decreased approximately 21% over the quarter ended September 30, 1995. This resulted primarily from a reduction in interest income and accretion on the U.S. Government Agency Notes ("Notes") purchased during the fiscal year ended June 30, 1995, a majority of which were purchased during the first quarter of fiscal 1995.

    Excluding the income from the Notes, revenue for the period ended September 30, 1996 increased approximately 14% over the quarter ended September 30, 1995. This increase resulted primarily from an increase in advisory fee and transfer agency fee income due to increased assets under management. In addition, the Company recorded approximately $129,000 in gains from changes of its equity interest in an affiliated company (namely unrealized gains of the offshore fund sponsored by the Company). The Company expects such interests will change in the future as changes in ownership occur; the magnitude of such amounts will be affected by fluctuations in the market value of the affiliate's investments.

EXPENSES

    Total consolidated expenses for the quarter ended September 30, 1996 decreased approximately 26% over the quarter ended September 30, 1995. This net decrease resulted primarily from a decrease in interest expense of $1.4 million on securities sold under agreement to repurchase to broker-dealers from the previous first quarter. This decrease in interest expense is due to the fact that $26.75 million par value Notes were held throughout the quarter ended September 30, 1996, while $117.525 million par value Notes were held for the entire quarter ended September 30, 1995.

    Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company increased 8% over the quarter ended September 30, 1995 due to increases in travel, sales and promotion, and salaries and benefits. On the other hand, fund expenses and depreciation and amortization declined significantly over the same period.

LIQUIDITY AND CAPITAL RESOURCES

INVESTMENT IN JOINT VENTURE

    As previously reported, USGI held a one-third interest in United Services Advisors Canada, Inc. ("USACI") as of June 30, 1996. During the first quarter of fiscal year 1997, the joint venture became operational. The Company accounts for its interest in the joint venture using the equity method of accounting. As a result, the Company recorded a net loss in equity earnings in the joint venture in the amount of $41,130 for the quarter ended September 30, 1996, which is included in earnings before taxes in the income statement.

GOVERNMENT SECURITIES

    As previously reported, during the fiscal year ended June 30, 1995, USGI purchased $130,525,000 par value Notes from the U.S. Government Savings Fund ("USG"), a USF fund, of which $26,725,000 par value Notes with a market value of $26,324,125 were held at September 30, 1996. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements, by the issuance of a subordinated debenture to Marleau, Lemire Inc. ("ML"), as well as USGI's cash. In accordance with SFAS 115, the Company has currently classified the Notes as available-for-sale securities which has resulted in an unrealized loss in the amount of $224,351. The Company has also recognized $130,402 and $524,880 in non-cash accretion of the Notes during the quarters ended September 30, 1996 and 1995, respectively.

    During fiscal year 1995, USGI purchased put options on Eurodollar futures ("Options") with the expectation that they would reduce USGI's exposure to temporary declines in the value of the Notes and reduce USGI's exposure to increased interest costs of the reverse repurchase agreements in the event of a significant increase in interest rates. Due to the current interest rate environment, USGI holds no options as of September 30, 1996.
 At September 30, 1995, USGI held 140 Options which expired in December 1995 to reduce the risk of declines in the value of the Notes held by approximately 24% of the Notes' $117.525 million par value. The Options were exchange-traded and require no cash requirements other than the initial premiums and USGI's exposure on the Options is limited to the initial premiums invested of $64,575.

SUBORDINATED DEBENTURE

    In conjunction with the purchase of the Notes described above, USGI issued a $6 million 8% subordinated debenture to ML, the terms of which require monthly principal payments and quarterly interest payments as the Notes mature. Payments of $150,000 have been made during fiscal year 1997 leaving an outstanding balance of approximately $1.4 million as of September 30, 1996, as compared to a balance of approximately $4.5 million as of September 30, 1995. The Company has accrued approximately $30,000 in interest payable related to the subordinated debenture, while at September 30, 1995 the Company accrued interest of approximately $91,000. All interest payments to ML have been made in a timely manner.

INVESTMENT ACTIVITIES

    Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. At September 30, 1996 the Company held approximately $2.4 million in investment securities other than the Notes. The value of these investments is approximately 27% of stockholders' equity at quarter end. Company investments in marketable securities classified as trading securities totaled approximately $1.1 million (market value). In addition, there was approximately $1.3 million in investments in securities classified as available- for- sale. These securities are primarily private placements that Management expects will become free-trading within one year. During the quarter ending September 30, 1996, net realized gains from the sale of investments aggregated approximately $500,000, compared to approximately $226,000 (which excluded the sales or expirations of Eurodollar puts) for the quarter ending September 30, 1995. Management believes that such activities are in the best interest of the Company. The activities are scrutinized by Company compliance personnel and reported to investment advisory clients.

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

CONCLUSION

The remaining Notes held by the Company at September 30, 1996 are scheduled to mature during the third quarter of fiscal year 1997. The Notes have a face value of $26.5 million which is greater than the Company's purchase price. As of September 30, 1996 the Company had approximately $27.9 million in debt related to the Notes (comprised of the $1.4 million balance on the ML debenture and $26.5 million advanced by brokers pursuant to reverse repurchase agreement transactions). The ML note is essentially unsecured with ML looking to the collateral under the reverse repurchase agreements as its primary source of repayment. The reverse repurchase agreements with the broker-dealers are backed with collateral valued at approximately $26.3 million. The broker-dealers have and continue to extend the agreements; however, if all of the broker-dealers refused to roll-over their repurchase agreements there would be sufficient collateral and liquidity to cover the brokers and to repay the ML note. As of September 30, 1996, USGI had unrestricted cash and marketable securities with an aggregate value of approximately $2.21 million which could be used to fully retire the debt related to the notes as well as sustain the continued operations of the Company.

    Based upon available information and internal analyses, through the last maturity date of the Notes, management anticipates positive cash flow and net income in the current fiscal year, which income will include accretion related to the Notes in excess of the non-cash charge taken by the Company during fiscal year 1995. Management believes current cash reserves, plus financing obtained and cash flow from operations, will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the Company to take advantage of investment opportunities whenever available. However, it is difficult to predict future events and should cash flow be insufficient due to some unexpected event, the Company would seek additional sources of financing to meet future working capital requirements.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                PAGE NO.

1.   Exhibits

     11   Statement re: Computation of Per Share Earnings

     27   Financial Data Schedule

2.  Reports on Form 8-K                                                  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          U.S. GLOBAL INVESTORS, INC.



DATED: October 30, 1996                   BY:  /s/ BOBBY D. DUNCAN
                                             ---------------------
                                          BOBBY D. DUNCAN
                                          PRESIDENT
                                          CHIEF FINANCIAL OFFICE
                                          CHIEF OPERATING OFFICER



DATED: October 30, 1996                   BY: /s/ KEVIN C. WHITE
                                             ----------------------
                                          KEVIN C. WHITE
                                          CHIEF ACCOUNTING  OFFICER