Form 10-Q/A
period 1996-09-30
U S GLOBAL INVESTORS INC
filed 1996-10-31
CIK 754811

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------


                                   FORM 10-Q/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

                                       OR

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

              YES  X                                  NO

On October 24, 1996 there were 6,225,318 shares of Registrant's Class A common stock outstanding and 563,456 shares of Registrant's Class C common stock issued and outstanding.
--------------------------------------------------------------------------------
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits
        11  Statement re: Computation of Per Share Earnings

b.  Reports on Form 8-K
        None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                     U.S. GLOBAL INVESTORS, INC.



DATED: October 30, 1996                              By:     /S/ BOBBY D. DUNCAN
                                                          ----------------------
                                                     BOBBY D. DUNCAN
                                                     President
                                                     Chief Financial Officer
                                                     Chief Operating Officer




DATED: October 30, 1996                              By:     /S/ KEVIN C. WHITE
                                                          ---------------------
                                                     KEVIN C. WHITE
                                                     Chief Accounting Officer