Form 10-Q
period 1996-12-31
U S GLOBAL INVESTORS INC
filed 1997-02-03
CIK 754811

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                              --------------------
                         Commission File Number 0-13928
                              --------------------


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

                           YES            NO X

On January 23, 1997, there were 6,225,818 shares of Registrant's class A common stock outstanding and 563,215 shares of Registrant's class C common stock issued and outstanding.

--------------------------------------------------------------------------------

                                    FORM 10-Q
                           U.S. GLOBAL INVESTORS, INC.


                                    I N D E X


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         ITEM 1.  Financial Statements

                  Consolidated Balance Sheets -
                  December 31, 1996 and June 30, 1996........................3

                  Consolidated Statements of Operations -
                  Six-Month and Three-Month Periods Ended
                  December 31, 1996 and 1995.................................5

                  Consolidated Statements of Changes in Cash Flows
                  Six-Month Periods Ended December 31, 1996 and 1995.........6

                  Notes to Consolidated Financial Statements.................7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............10

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K..........................14

Signatures..................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           U.S. GLOBAL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      DECEMBER 31,     JUNE 30,
                                                         1996            1996
                                                      ------------   -----------
                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents ...................    $ 1,095,202    $   666,250
     Trading securities, at fair
         value (Note B) ..........................      1,197,101        999,500
     Government securities available-
         for-sale at fair
         value (Note D and E) ....................     26,691,594     26,324,125
     Receivables (Note C):
         Mutual funds ............................        922,913      1,092,961
         Accrued interest ........................         96,836         95,847
         Custodial fees ..........................        325,446        163,296
         Employees ...............................         16,787         92,765
         Receivable from brokers .................        105,723         75,054
         Other ...................................        399,877        704,286
     Prepaid expenses ............................        697,684        454,567
     Deferred tax asset (Note H) .................         52,248           --
                                                      -----------    -----------

     TOTAL CURRENT ASSETS ........................     31,601,411     30,668,651
                                                      -----------    -----------

NET PROPERTY AND EQUIPMENT .......................      2,613,760      2,621,052
                                                      -----------    -----------

OTHER ASSETS
     Restricted investments ......................        658,562        642,380
     Long-term receivables .......................        225,456        368,742
     Long-term deferred tax asset
          (Note H) ...............................      1,093,630      1,096,268
     Residual equity interest ....................        217,861        217,861
     Investment in joint venture
          (Note A & G ) ..........................        157,888        255,500
     Investment securities available-
          for-sale, at fair value (Note B) .......        641,992      2,210,657
     Equity investment in affiliate (Note A) .....      1,689,473      1,164,415
     Other .......................................         56,916         61,670
                                                      -----------    -----------

         TOTAL OTHER ASSETS ......................      4,741,778      6,017,493
                                                      -----------    -----------

                                                      $38,956,949    $39,307,196
                                                      ===========    ===========


         The accompanying notes are an integral part of this statement.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      DECEMBER 31,     JUNE 30,
                                                          1996           1996
                                                      -------------  -----------
                                                       (UNAUDITED)
CURRENT LIABILITIES
     Current portion of capital lease
          obligation .............................    $    24,447    $    24,354
     Current portion of notes payable ............         43,211         41,695
     Current portion of annuity and
          contractual obligation .................         18,000         18,000
     Subordinated debenture ......................      1,233,131      1,533,131
     Securities sold under agreements
          to repurchase (Note E) .................     26,557,969     26,404,375
     Accounts payable ............................        131,707        276,116
     Accrued interest payable to third
          parties ................................        125,044         16,685
     Accrued interest payable on
          subordinated debenture (Note D and F) ..         26,888         70,017
     Accrued compensation and related costs ......        173,554        204,911
     Accrued profit sharing and 401(k) ...........        150,330        110,489
     Accrued vacation pay ........................         75,959         75,959
     Accrued legal fees ..........................         84,235         70,536
     Deferred tax liability (Note H) .............           --           11,312
     Litigation accrual ..........................        300,000        300,000
     Other accrued expenses ......................        214,804        195,065
                                                      -----------    -----------

     TOTAL CURRENT LIABILITIES ...................     29,159,279     29,352,645
                                                      -----------    -----------

     Notes payable-net of current portion ........      1,233,264      1,260,137
     Annuity and contractual obligations .........        147,188        150,342
                                                      -----------    -----------

     TOTAL NON-CURRENT LIABILITIES ...............      1,380,452      1,410,479
                                                      -----------    -----------

     TOTAL LIABILITIES ...........................     30,539,731     30,763,124
                                                      -----------    -----------
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
     Common stock (Class A)--$0.05
          par value; non-voting;
          authorized, 7,000,000shares ............        311,291        310,971
     Common stock (Class C)--$.05
          par value; voting;
          authorized, 1,750,000 shares ...........         28,173         28,218
     Common stock (Class B)--$.05 par
          value; non-voting;
          authorized, 2,250,000 shares ...........           --             --
     Additional paid-in-capital ..................     10,588,389     10,586,666
     Treasury stock at cost ......................       (667,208)      (530,384)
     Net unrealized gain on available-
          for-sale securities (net of
          tax of $(9,852) and $294,993,
          respectively) ..........................        (19,124)       572,634
     Equity in net unrealized gain on
          available-for-sale securities
          held by affiliate (net of tax
          of $19,201 and $76,823, respectively) ..         37,272        149,127
     Retained earnings (deficit) .................     (1,861,575)    (2,573,160)
                                                      -----------    -----------

     TOTAL SHAREHOLDERS' EQUITY ..................      8,417,218      8,544,072
                                                      -----------    -----------

                                                      $38,956,949    $39,307,196
                                                      ===========    ===========


         The accompanying notes are an integral part of this statement.

                           U.S. GLOBAL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED             THREE MONTHS ENDED
                                                     DECEMBER 31                    DECEMBER 31
                                            -----------------------------  ----------------------------
                                                 1996           1995            1996            1995
                                            ------------   -------------   ------------    ------------
REVENUE (NOTE C)
     Investment advisory fee ............   $  3,344,281    $  2,716,507   $  1,717,493    $  1,310,425
     Transfer agent fee .................      1,713,861       1,624,965        881,127         866,512
     Accounting fee .....................        258,877         254,800        128,174         125,050
     Exchange fee .......................        128,101         120,915         69,236          56,205
     Custodial fees .....................        288,341         294,717        142,759         159,381
     Investment income ..................        931,912       2,032,893        349,102       1,450,363
     Other ..............................        172,922         146,177        113,410          85,936
     Government security interest income         573,407       2,737,754        286,898       1,383,241
     Government security accretion to par        237,993       1,016,697        107,591         491,817
     Gain (Loss) on changes of
         interest in affiliate (Note A) .         (4,811)           --           19,114            --
                                            ------------    ------------   ------------    ------------
                                               7,644,884      10,945,425      3,814,904       5,928,930
EXPENSES
     General and administrative .........      5,697,519       5,234,541      2,936,684       2,721,302
     Depreciation and amortization ......        225,765         240,948        118,327         120,474
     Interest-note payable and other ....         60,206          62,457         35,174          28,325
     Interest expense-securities sold
         under agreement to repurchase ..        758,113       3,411,802        379,527       1,677,970
     Interest expense-convertible
         subordinated debenture .........         56,888         181,368         26,485          90,684
                                            ------------    ------------   ------------    ------------
                                               6,798,491       9,131,116      3,496,197       4,638,755
                                            ------------    ------------   ------------    ------------
EARNINGS (LOSS) BEFORE MINORITY INTEREST,
     EQUITY INTEREST AND INCOME TAXES ...        846,393       1,814,309        318,707       1,290,175

EQUITY IN NET EARNINGS OF JOINT
     VENTURE (NOTE A AND G) .............        (97,612)           --          (56,482)           --
EQUITY IN NET EARNINGS OF
     AFFILIATE (NOTE A) .................        289,346            --          (10,175)           --
                                            ------------    ------------   ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES .....      1,038,127       1,814,309        252,050       1,290,175

PROVISIONS FOR FEDERAL INCOME TAXES
     Current ............................         25,000            --           13,000            --
     Deferred (Note H) ..................        301,544         663,697         99,103         445,053
                                            ------------    ------------   ------------    ------------
                                                 326,544         663,697        112,103         445,053
                                            ------------    ------------   ------------    ------------
NET EARNINGS ............................   $    711,583    $  1,150,612   $    139,947    $    845,122
                                            ============    ============   ============    ============

PER SHARE AMOUNTS
     Primary and fully diluted ..........   $        .11    $        .18   $        .02    $        .13

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING
     Primary and fully diluted ..........      6,600,802       6,574,570      6,589,134       6,562,222
                                            ============    ============   ============    ============


         The accompanying notes are an integral part of this statement.

                           U.S. GLOBAL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           SIX MONTHS ENDED
                                                               DECEMBER 31
                                                          1996           1995
                                                      ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss) .........................    $   711,583    $ 1,150,612
     Adjustments to reconcile to net
          cash provided by operating activities:
     Depreciation and amortization ...............        225,765        240,949
     Government security accretion ...............       (237,993)    (1,016,697)
     Net gain on sales of securities .............       (892,092)    (1,704,728)
     Gain on disposal of equipment ...............            (64)          (257)
     Gain on changes of interest in affiliate ....          4,811           --
     Treasury stock reissued .....................        163,274         86,803
Changes in assets and liabilities, impacting
     cash from operations:
     Restricted investments ......................        (16,182)       229,563
     Accounts receivable .........................        499,913       (119,259)
     Deferred tax asset ..........................        301,544        663,697
     Prepaid expenses and other ..................       (844,855)      (307,798)
     Trading securities ..........................      1,437,077        504,487
     Accounts payable ............................       (144,409)        63,766
     Accrued expenses ............................        107,153        186,657
                                                      -----------    -----------
Total adjustments ................................        603,942     (1,172,817)
                                                      -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS ........      1,315,525        (22,205)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net purchase of furniture and equipment .....       (214,451)      (144,215)
     Proceeds on sale of equipment ...............            800            381
     Proceeds on sale of available-for-sale
          securities .............................           --          156,425
     Purchase of available-for-sale securities ...       (200,000)      (802,666)
     Proceeds on sale of government securities
          available-for-sale .....................           --       46,374,050
                                                      -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES ..........       (413,651)    45,583,975
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on annuity .........................         (3,154)        (2,941)
     Payments on note payable to bank ............        (25,357)       (18,455)
     Proceeds from capital lease .................         25,330           --
     Payments on capital lease ...................        (25,237)       (55,258)
     Net proceeds from securities sold under
          agreement to repurchase ................        153,594        674,119
     Payments on securities sold under
          agreement to repurchase ................           --      (44,519,375)
     Payments on subordinated debenture ..........       (300,000)      (334,196)
     Proceeds from issuance of common
          stock, warrants, and options ...........          8,250      2,482,096
     Purchase of common stock (Class B)
          from related party .....................           --       (5,000,000)
     Purchase of treasury stock ..................       (306,348)      (166,154)
                                                      -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES ............       (472,922)   (46,940,164)
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ............................        428,952     (1,378,394)

BEGINNING CASH AND CASH EQUIVALENTS ..............        666,250      2,772,221
                                                      -----------    -----------

ENDING CASH AND CASH EQUIVALENTS .................    $ 1,095,202    $ 1,393,827
                                                      ===========    ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest ......................    $   795,527    $ 3,869,135

         The accompanying notes are an integral part of this statement.

                           U.S. GLOBAL INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION.

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. U.S. Global Investors, Inc. ("the Company" or "U.S. Global") has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1996.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Shareholders Services, Inc.
("USSI"), Security Trust and  Financial  Company  ("STFC"),  A&B  Mailers,  Inc.
("A&B") and U.S. Global Investors (Guernsey), Ltd [formerly U.S. Advisors (Guernsey), Ltd.] ("USGG"). Additionally, the Company has continued to account for its investment in the Guernsey offshore fund under the equity method of accounting, as the Company held a 20% interest in the fund as of December 31, 1996. This resulted in the Company recording earnings of $289,346 for the six months ending December 31, 1996, which is included in earnings before taxes in the income statement. In addition, due to changes in its equity interest of the fund during the six months, the Company recorded a loss of $4,811. Similarly, the Company has a one-third interest in a joint venture formed in August 1994, United Services Advisors Canada, Inc. ("USACI"), to offer mutual funds in Canada. The joint venture became operational during August 1996 and the Company, utilizing the equity method of accounting, recorded a net loss of $97,612 for the six months ending December 31, 1996. All inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

         The results of operations for the six-month period ended December 31,1996, are not necessarily indicative of the results to be expected for the entire year.

NOTE B.  SECURITY INVESTMENTS.

         The Company accounts for its investment securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the market value of investments classified as trading at December 31, 1996, was $1,197,101. The net change between the market value as of June 30, 1996, and the market value as of December 31, 1996, on trading securities that has been included in earnings for the six-month period is ($38,568).

         The estimated fair value of the investments classified as available-for-sale at December 31, 1996, was $641,992 with $64,502 (before tax) in unrealized losses being recorded as a separate component of Shareholders' Equity as of December 31, 1996. These venture capital investments are reflected as non-current assets on the December 31, 1996, consolidated balance sheet. These investments are in private placements which are restricted for sale as of December 31, 1996. It is anticipated the securities obtained in these private placements will become free trading within one year. During the six months, the Company recorded realized gains of $251,707 on securities that were transferred from available-for-sale securities to trading securities upon becoming free trading. The Company also recorded unrealized losses of $242,665 on securities that were transferred from available-for-sale securities to trading securities upon becoming free trading during the six months that are included in the net change on trading securities of ($38,568) mentioned above.

         The Company also holds par value U.S. Government agency notes that are discussed in Note D.

NOTE C.  INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES.

         The Company serves as investment advisor and transfer agent to United Services Funds ("USF") and Accolade Funds ("Accolade"). For these services the Company receives fees based on a specified percentage of net assets under management and the number of shareholder accounts. The Company also provides in-house legal and accounting services to USF and Accolade and receives exchange, maintenance, closing, and small account fees directly from USF and Accolade shareholders. Fees for providing services to USF continue to be the Company's primary revenue source.

         U.S. Global receives additional revenue from several sources including STFC custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities including lockbox functions and mailroom operations from A&B. Investment advisory fees, transfer agency fees, accounting fees, custodian fees and all other fees to the Company are recorded as income during the period in which services are performed.

         U.S. Global has voluntarily waived or reduced its advisory fee, guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USF funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the six-month periods ended December 31, 1996, and December 31, 1995, were $1,528,278 and $1,808,696, respectively. Receivables from mutual funds represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, transfer agent fees, accounting fees, and exchange fees and are net of amounts payable to the mutual funds.

         The investment advisory contract and related contracts between the Company and USF were recently renewed and expire on or about October 26, 1997. Management anticipates the Trustees of USF will continue to renew the contracts.

NOTE D.  GOVERNMENT SECURITIES.

         As previously reported, during the fiscal year ended June 30, 1995, U.S. Global purchased certain U.S. Government agency notes ("Notes") with a par value of $130,525,000 from the U.S. Government Securities Fund ("USG"). By December 31, 1996, the Company had reduced its holdings of the Notes to $26,725,000 par value, with an amortized cost of $26,656,067 and a market value of $26,691,594. In accordance with SFAS 115, the Company has currently classified the Notes as available-for-sale securities which resulted in an unrealized gain (before tax) in the amount of $35,527. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements (see Note
E), by the issuance of a subordinated debenture (see Note F), as well as U.S. Global's cash. The Company has also recognized $237,993 and $1,016,697 in non-cash accretion of the Notes during the six months ended December 31, 1996, and 1995, respectively.

NOTE E.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.

          As discussed in Note D, U.S. Global financed the acquisition of the Notes by entering into agreements to repurchase securities with third party broker-dealers. The terms with the broker-dealers provide that the reverse repurchase agreements must be collateralized by the Notes and/or cash. The Notes described in Note D are held by the broker-dealers as collateral. Throughout fiscal 1997 and as of January 23, 1997, each reverse repurchase agreement has matured and has been renewed on a 30-day basis. Management believes that the reverse repurchase agreements can be periodically renewed until the Notes mature. All reverse repurchase agreements are with a major broker-dealer and are secured by these U.S. Government agency obligations.

         The following is a summary of information as of December 31, 1996, on the securities sold under agreements to repurchase and the repurchase liability:

                                                      Matures
                                                     Less Than
                                                      30 Days
                                                    -----------
Carrying amount (fair value) .......................$26,691,594
Accrued interest receivable on collateral ..........     96,836
Repurchase liability (interest rate of 5.65%) ...... 26,557,969

NOTE F.  SUBORDINATED DEBENTURE.

         In conjunction with the purchase of the Notes previously described, U.S. Global issued a $6 million 8% subordinated debenture to Marleau, Lemire Inc. ("ML"), the terms of which require monthly principal payments and quarterly interest payments as the Notes mature with the balance due upon maturation of the Notes. Payments of $300,000 have been made during fiscal year 1997 leaving an outstanding balance of approximately $1.2 million. As of December 31, 1996, the Company has accrued $26,888 in interest payable related to the subordinated debenture. All principal and interest payments to ML have been made in a timely manner.

NOTE G.  INVESTMENT IN JOINT VENTURE.

         As previously reported, U.S. Global currently holds a one-third interest in USACI, which became operational during the first quarter of fiscal year 1997. The Company accounts for its interest in the joint venture using the equity method of accounting. As a result, the Company recorded a net loss in equity earnings in the joint venture in the amount of $97,612 for the six months ended December 31,1996, which is included in earnings before taxes in the income statement.

NOTE H.  INCOME TAXES.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of December 31, 1996, are presented below:

                                                        December 31,
                                                            1996
                                                        -----------
Book/tax differences in the balance sheet:
         Accumulated depreciation ...................   $    98,401
         Accrued expenses ...........................        41,047
         Annuity obligations ........................        56,164
         Reduction in carrying value of joint venture       210,630
         Net unrealized holding gain (affiliate) ....        19,201
         Net unrealized holding gain ................        (9,852)
                                                        -----------
                                                            415,591
Tax carryovers:
         NOL carryover ..............................       558,075
         Contributions carryover ....................        72,702
         Investment credit carryover ................        34,472
         Minimum tax credits ........................       129,786
                                                        -----------
                                                            795,035

         Total gross deferred tax asset .............     1,210,626

Affiliated investment ...............................       (84,638)
Trading securities ..................................        19,387
Available-for-sale securities .......................         9,852
                                                        -----------
Total gross deferred tax liability ..................       (55,399)
                                                        -----------
Net deferred tax asset ..............................   $ 1,155,227
                                                        ===========

         For federal income tax purposes at December 31, 1996, the Company has net operating losses ("NOLs") of approximately $1.6 million that will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $215,000 expiring 1998-2000, investment tax credits of $34,472 expiring in 1998, and alternative minimum tax credits of $129,786 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to December 31, 1996, there could be an annual limitation on the amount of NOLs that could be utilized.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs which give rise to the deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

         The Company posted net earnings of $711,583 ($0.11 per share) for the six months ended December 31, 1996, as compared to a net earnings of $1,150,612 ($0.18 per share) for the six months ended December 31, 1995.

ASSETS UNDER MANAGEMENT

         The primary source of the Company's revenue is advisory fees that are dependent on average net assets. Fluctuations in the financial markets and investor sentiment directly impact the funds' asset levels, therefore effecting income and results of operations. As of January 17, 1997, total assets under management for USF were approximately $1.37 billion and total assets under management for Accolade were $125 million.

         Assets under management for United Services Funds ("USF") for the six months ended December 31, 1996, averaged $1.33 billion versus $1.26 billion for the six months ended December 31, 1995. This increase in average assets primarily resulted from an increase in money market and gold-related assets. Assets under management for the Accolade Funds ("Accolade") averaged $95 million for the six months ended December 31, 1996, versus $24 million for the six months ended December 31, 1995. This increase is due to increased assets of the Bonnel Growth Fund as well as the addition of the MegaTrends Fund to the Accolade Fund group in November 1996.

REVENUES

         Total consolidated revenues for the six months ended December 31, 1996, decreased approximately 30% over the six months ended December 31, 1995. This decrease resulted primarily from a reduction in interest income and accretion on the Notes purchased during the fiscal year ended June 30, 1995. In addition, during the six-month period ending December 31, 1995, the Company recognized approximately $1.2 million in realized gains associated with the sale of $47.25 million par value Notes.

         Excluding the income from the Notes, revenue for the six months ended December 31, 1996, increased approximately 14% over the six months ended December 31, 1995. An increase in advisory fees and transfer agency fees from additional assets under management contributed to this increase.

EXPENSES

         At the same time, total consolidated expenses for the six months ended December 31, 1996, decreased approximately 26% over the six months ended
December 31, 1995. This net decrease resulted primarily from a decrease in interest expense of $2.7 million on securities sold under repurchase agreements with broker-dealers from the previous six-month period. This decrease in interest expense is due to the fact that $26.75 million par value Notes were held throughout the six months ended December 31, 1996, while $117.525 million par value Notes were held substantially for the entire six months ended December 31, 1995.

         Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company increased approximately 8% over the six months ended December 31, 1995, due to increases in travel and marketing to promote the top performing funds within the USF and Accolade fund groups. Performance based compensation to employees also increased accordingly. On the other hand, fund expenses and legal related expenses declined significantly over the same period.

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

         The Company posted net earnings of $139,947 ($0.02 per share) for the three months ended December 31, 1996, as compared to net earnings of $845,122 ($0.13 per share) for the three months ended December 31, 1995.

ASSETS UNDER MANAGEMENT

         The primary source of the Company's revenue is advisory fees that are dependent on average net assets. Fluctuations in the financial markets and investor sentiment directly impact the funds' asset levels, therefore effecting income and results of operations.

         Assets under management for USF for the three months ended December 31, 1996, averaged $1.33 billion versus $1.24 billion for the three months ended December 31, 1995. This increase in average assets primarily resulted from an increase in money market and gold-related assets. Assets under management for Accolade averaged $108 million for the quarter ended December 31, 1996 versus $29 million for the quarter ended December 31, 1995. As previously mentioned, this increase is due to increased assets of the Bonnel Growth fund as well as the addition of the MegaTrends Fund to the Accolade Fund group in November 1996.

REVENUES

         Total consolidated revenues for the three months ended December 31, 1996, decreased approximately 36% over the three months ended December 31, 1995. This decrease resulted primarily from a reduction in interest income and accretion on the Notes purchased during the fiscal year ended June 30, 1995, as well as realized gains in excess of $1 million on the sale of Notes during December 1995.

         However, when excluding the interest and accretion income and realized gains from the Notes, revenue for the three months ended December 31, 1996, increased approximately 19% over the three months ended December 31, 1995. This increase resulted primarily from an increase in advisory fee and transfer agency fee income due to increased assets under management.

EXPENSES

         Total consolidated expenses for the three months ended December 31, 1996, decreased approximately 25% over the three months ended December 31, 1995. This decrease resulted primarily from a decrease in interest expense of $1.3 million on securities sold under repurchase agreements with broker-dealers from the previous quarter. This decrease in interest expense is due to the fact that $26.75 million par value Notes were held throughout the quarter ended December 31, 1996, while $117.525 million par value Notes were held substantially for the entire quarter ended December 31, 1995.

         Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company increased approximately 8% over the three months ended December 31, 1995, primarily as a result of an increase in travel and marketing to promote the top performing funds within the USF and Accolade fund groups. Performance based compensation to employees also increased accordingly. On the other hand, fund expenses and legal related expenses decreased significantly over the same period.

LIQUIDITY AND CAPITAL RESOURCES

EQUITY INVESTMENT IN JOINT VENTURE AND AFFILIATE

         As previously reported, U.S. Global currently holds a one-third interest in USACI. During the first quarter of fiscal year 1997, the joint venture became operational. The Company accounts for its interest in the joint venture using the equity method of accounting. As a result, the Company recorded a net loss in equity earnings in the joint venture in the amount of $97,612 for the six months ended December 31, 1996, which is included in earnings before taxes in the income statement.

         The Company has continued to account for its investment in the Guernsey offshore fund under the equity method of accounting as the Company held a 20% interest in the fund on December 31, 1996. As a result, the Company recorded earnings of $289,346 for the six months ended December 31, 1996, which is included in earnings before taxes in the income statement.

GOVERNMENT SECURITIES/SUBORDINATED DEBENTURE

         As previously reported, during the fiscal year ended June 30, 1995, U.S. Global purchased $130,525,000 par value Notes from USG, a USF fund, of which $26,725,000 par value Notes with a market value of $26,691,594 were held at December 31, 1996. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements, by the issuance of a subordinated debenture to Marleau, Lemire Inc. ("ML"), as well as U.S. Global's cash. In accordance with SFAS 115, the Company has currently classified the Notes as available-for-sale securities that has resulted in an unrealized gain in the amount of $35,527. The Company has also recognized $237,993 and $1,016,697 in non-cash accretion of the Notes during the six months ended December 30, 1996, and 1995, respectively.

         In conjunction with the purchase of the Notes described previously, U.S. Global issued a $6 million 8% subordinated debenture to ML, the terms of which require monthly principal payments and quarterly interest payments until the Notes mature with the balance due upon maturation of the Notes. Payments of $300,000 have been made during fiscal year 1997 leaving an outstanding balance of approximately $1.2 million on December 31, 1996, compared to a balance of approximately $4.2 million on December 31, 1995. The Company has accrued approximately $27,000 in interest payable related to the subordinated debenture, while on December 31, 1995, the Company had accrued interest of approximately $91,000. All principal and interest payments to ML have been made in a timely manner.

         The remaining Notes held by the Company on December 31, 1996, are scheduled to mature during the third quarter of fiscal year 1997. The Notes have a face value of $26.725 million which is greater than the Company's purchase price. As of December 31, 1996, the Company had approximately $27.8 million in debt related to the Notes (comprised of the $1.2 million balance on the ML debenture and $26.6 million advanced by brokers pursuant to reverse repurchase agreement transactions). The ML note is essentially unsecured with ML looking to the collateral under the reverse repurchase agreements as its primary source of repayment. The reverse repurchase agreements with the broker-dealers are backed with collateral valued at approximately $26.7 million. The broker-dealers have and continue to extend the agreements. When the Notes mature the cash received will be used to cover Company obligations to the brokers. On December 31, 1996, U.S. Global had unrestricted cash and marketable securities with an aggregate value of approximately $2.3 million that could be used to fully retire the remaining debt related to the Notes as well as sustain the continued operations of the Company.

INVESTMENT ACTIVITIES

         Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. On December 31, 1996, the Company held approximately $1.8 million in investment securities other than the Notes. The value of these investments is approximately 22% of stockholders' equity at quarter end. Company investments in marketable securities classified as trading securities totaled approximately $1.2 million (market value). In addition, there was approximately $642,000 of investments in securities classified as available-for-sale. These securities are primarily private placements that Management expects will become free-trading within one year. During the six months ending December 31, 1996, net realized gains from the sale of investments aggregated approximately $892,000, compared to approximately $517,000 (which excluded the sale of Notes and sales or expirations of Eurodollar puts) for the six months ending December 31, 1995. Management believes that such activities are in the best interest of the Company. The activities are scrutinized by Company compliance personnel and reported to investment advisory clients.

FEE WAIVERS

         The Company has agreed to waive a portion of its fee revenues and/or to pay for expenses of certain mutual funds for purposes of enhancing the funds' performance and, subsequently, their competitive market position. Should assets of these funds increase, fund expenses borne by the Company would increase to the extent that such expenses exceed any expense caps in place. The Company expects to continue to waive fees and/or pay for fund expenses as long as market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to these waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

CONCLUSION

         Based upon available information and internal analyses, management anticipates positive cash flow and net income in the current fiscal year. Management believes current cash reserves, plus financing obtained and cash flow from operations, will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the Company to take advantage of investment opportunities whenever available. However, it is difficult to predict future events and should cash flow be insufficient due to some unexpected event, the Company would seek additional sources of financing to meet future working capital requirements.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                PAGE NO.

1.   Exhibits

      11   Statement re: Computation of Per Share Earnings                 16

      27   Financial Data Schedule

2.  Reports on Form 8-K                                                   None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           U.S. GLOBAL INVESTORS, INC.


DATED: January 30, 1997                    BY:  /S/ BOBBY D. DUNCAN
                                              ---------------------
                                              Bobby D. Duncan
                                              President
                                              Chief Financial Officer
                                              Chief Operating Officer



DATED: January 30, 1997                    BY: /S/ KEVIN C. WHITE
                                               ------------------
                                               Kevin C. White
                                               Chief Accounting Officer

                                   EXHIBIT 11
                           U.S. GLOBAL INVESTORS, INC.
                SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE

                                                SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                  DECEMBER 31,                     DECEMBER 31,
                                                1996            1995          1996            1995
                                            ------------    ------------   -----------    -------------

Net earnings ............................   $    711,583    $  1,150,612   $    139,947    $    845,122
                                            ============    ============   ============    ============

PRIMARY
Weighted average number shares
     outstanding during the period ......      6,568,383       6,533,574      6,556,715       6,521,226

Add:
     Common stock  equivalent  shares
         (determined  using the
         "treasury stock" method)
         representing shares issuable
         upon exercise of common stock
         warrants .......................           --              --             --              --
     Common stock equivalent shares
         (determined using the "treasury
         stock" method) representing
         shares issuable upon exercise
         of common stock options ........         32,419          40,996         32,419          40,996
                                            ------------    ------------   ------------    ------------
     Weighted average number of shares
         used in calculation of primary
         earnings per share .............      6,600,802       6,574,570      6,589,134       6,562,223
                                            ============    ============   ============    ============

Primary earnings (loss) per share
     Net Earnings Per Share .............   $       0.11    $       0.18   $       0.02    $       0.13
                                            ============    ============   ============    ============

FULLY DILUTED
Weighted average number of shares
     outstanding during the period ......      6,568,383       6,533,574      6,556,715       6,521,226

Add:
     Common stock equivalent shares
          (determined using the "treasury
          stock" method) representing
          shares issuable upon exercise
          of common stock warrants ......           --              --             --              --
     Common stock equivalent shares
          (determined using the "treasury
          stock" method) representing
          shares issuable upon exercise
          of common stock options .......         32,419          40,996         32,419          40,996
                                            ------------    ------------   ------------    ------------
     Weighted average number of shares used
         in calculation of fully diluted
         earnings, per share ............      6,600,802       6,574,570      6,589,134       6,562,223
                                            ============    ============   ============    ============

Fully diluted earnings (loss) per share
     Net Earnings Per Share .............   $       0.11    $       0.18   $       0.02    $       0.13
                                            ============    ============   ============    ============