Form 10-Q
period 1997-03-31
U S GLOBAL INVESTORS INC
filed 1997-04-30
CIK 754811

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

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

               YES                                        NO X

On April 16, 1997 there were 6,227,074 shares of Registrant's class A common stock outstanding and 562,200 shares of Registrant's class C common stock issued and outstanding.
--------------------------------------------------------------------------------

                                    FORM 10-Q

                           U.S. GLOBAL INVESTORS, INC.


                                    I N D E X


PART I. FINANCIAL INFORMATION                                           PAGE NO.

        ITEM 1.  Financial Statements

                 Consolidated Balance Sheets -
                 March 31, 1997 and June 30, 1996    ........................3

                 Consolidated Statements of Operations -
                 Nine-Month and Three-Month Periods Ended
                 March 31, 1997 and 1996      ...............................5

                 Consolidated Statements of Changes in Cash Flows
                 Nine-Month Periods Ended March 31, 1997 and 1996............6

                 Notes to Consolidated Financial Statements..................7

        ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............10

PART II. OTHER INFORMATION

        ITEM 6.  Exhibits and Reports on Form 8-K...........................14

Signatures..................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           U.S. GLOBAL INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        MARCH 31,     JUNE 30,
                                                          1997          1996
                                                       ------------  -----------
                                                       (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents ....................    $   810,391    $   666,250
    Trading securities, at fair
        value (Note B) ...........................        761,626        999,500
    Government securities available-
        for-sale, at fair value (Note D) .........           --       26,324,125
    Receivables (Note C):
        Mutual funds .............................        747,957      1,092,961
        Accrued interest .........................           --           95,847
        Custodial fees ...........................        128,584        163,296
        Employees ................................         25,763         92,765
        Receivable from brokers ..................        109,341         75,054
        Other ....................................        327,158        704,286
    Prepaid expenses .............................        727,479        454,567
    Deferred tax asset (Note F) ..................        155,465           --
                                                      -----------    -----------

    TOTAL CURRENT ASSETS .........................      3,793,764     30,668,651
                                                      -----------    -----------

NET PROPERTY AND EQUIPMENT .......................      2,567,856      2,621,052
                                                      -----------    -----------

OTHER ASSETS
    Restricted investments .......................        636,419        642,380
    Long-term receivables ........................        310,171        368,742
    Long-term deferred tax asset (Note F) ........      1,099,039      1,096,268
    Residual equity interest .....................        217,861        217,861
    Investment in joint venture (Note A) .........        110,439        255,500
    Investment securities available-for-sale,
     at fair value (Note B) ......................        644,417      2,210,657
    Equity investment in affiliate (Note A) ......      1,716,710      1,164,415
    Other ........................................         71,874         61,670
                                                      -----------    -----------


        TOTAL OTHER ASSETS .......................      4,806,930      6,017,493
                                                      -----------    -----------

                                                      $11,168,550    $39,307,196
                                                      ===========    ===========


         The accompanying notes are an integral part of this statement.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  MARCH 31,       JUNE 30,
                                                    1996           1996
                                                -------------   ------------
                                                 (UNAUDITED)
CURRENT LIABILITIES
    Current portion of capital lease
      obligation ............................   $     15,965    $     24,354
    Current portion of notes payable ........         44,042          41,695
    Current portion of annuity and
      contractual obligation ................         18,000          18,000
    Subordinated debenture ..................           --         1,533,131
    Securities sold under agreements
      to repurchase (Note D) ................           --        26,404,375
    Accounts payable ........................        327,696         276,116
    Accrued interest payable to
      third parties .........................           --            16,685
    Accrued interest payable on
      subordinated debenture (Note E) .......         16,114          70,017
    Accrued compensation and related costs ..        130,902         204,911
    Accrued profit sharing contribution
      and 401(k) match ......................        161,734         110,489
    Accrued vacation pay ....................         75,959          75,959
    Accrued legal fees ......................         88,907          70,536
    Deferred tax liability (Note F) .........           --            11,312
    Litigation accrual ......................        300,000         300,000
    Other accrued expenses ..................        182,498         195,065
                                                ------------    ------------

    TOTAL CURRENT LIABILITIES ...............      1,361,817      29,352,645
                                                ------------    ------------

    Notes payable-net of current portion ....      1,221,612       1,260,137
    Annuity and contractual obligations .....        145,569         150,342
                                                ------------    ------------

    TOTAL NON-CURRENT LIABILITIES ...........      1,367,181       1,410,479
                                                ------------    ------------

    TOTAL LIABILITIES .......................      2,728,998      30,763,124
                                                ------------    ------------
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
    Common stock (Class A)--$0.05 par
        value; non-voting; authorized,
        7,000,000 shares ....................        311,291         310,971
    Common stock (Class C)--$.05 par
        value; voting; authorized,
        1,750,000 shares ....................         28,173          28,218
    Common stock (Class B)--$.05 par
        value; non-voting; authorized,
        2,250,000 shares ....................           --              --
    Additional paid-in-capital ..............     10,586,587      10,586,666
    Treasury stock at cost ..................       (454,216)       (530,384)
    Net unrealized gain (loss) on
        available-for-sale securities
        (net of tax of ($43,403) and
         $294,993, respectively) ............        (84,254)        572,634
    Equity in net unrealized gain on
        available-for-sale securities
        held by affiliate (net of tax
        of $24,173 and $76,823, respectively)         46,923         149,127
    Retained earnings (deficit) .............     (1,994,952)     (2,573,160)

    TOTAL SHAREHOLDERS' EQUITY ..............      8,439,552       8,544,072
                                                ------------    ------------

                                                $ 11,168,550    $ 39,307,196
                                                ============    ============


         The accompanying notes are an integral part of this statement.



                           U.S. GLOBAL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                           MARCH 31,                           MARCH  31,
                                                               -------------------------------      --------------------------------

                                                                   1997              1996                1997               1996
                                                               ------------      -------------      -------------       ------------
REVENUE (NOTE C)
    Investment advisory fee .............................      $  5,046,596       $  4,283,302       $  1,702,315       $  1,566,795
    Transfer agent fee ..................................         2,517,000          2,465,659            803,139            840,694
    Accounting fee ......................................           475,574            388,847            216,697            134,047
    Exchange fee ........................................           198,457            211,740             70,356             90,825
    Custodial fee .......................................           407,754            420,986            119,413            126,269
    Investment income ...................................           843,449          2,873,299            (88,463)           840,406
    Other ...............................................           278,046            255,856            105,124            109,679
    Government security interest income .................           760,124          3,533,037            186,717            795,283
    Government security accretion to par ................           306,926          1,211,584             68,933            194,887
    Gain (Loss) on changes of
        interest in affiliate (Note A) ..................            10,081               --               14,892               --
                                                               ------------       ------------       ------------       ------------
                                                                 10,844,007         15,644,310          3,199,123          4,698,885
EXPENSES
    General and administrative ..........................         8,640,679          8,028,360          2,943,160          2,793,819
    Depreciation and amortization .......................           350,803            362,672            125,038            121,724
    Interest-note payable and other .....................            89,724             95,023             29,518             32,566
    Interest expense-securities sold
        under agreement to repurchase ...................         1,007,099          4,419,065            248,986          1,007,263
    Interest expense-convertible
        subordinated debenture ..........................            73,006            263,595             16,118             82,227
                                                               ------------       ------------       ------------       ------------
                                                                 10,161,311         13,168,715          3,362,820          4,037,599
                                                               ------------       ------------       ------------       ------------
EARNINGS (LOSS) BEFORE MINORITY INTEREST,
    EQUITY INTEREST AND INCOME TAXES ....................           682,696          2,475,595           (163,697)           661,286

EQUITY IN NET EARNINGS (LOSS) OF JOINT
    VENTURE (NOTE A) ....................................          (145,061)              --              (47,449)              --
EQUITY IN NET EARNINGS OF
    AFFILIATE (NOTE A) ..................................           287,068               --               (2,278)              --
                                                               ------------       ------------       ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES .....................           824,703          2,475,595           (213,424)           661,286

PROVISIONS FOR FEDERAL INCOME TAXES
    Current .............................................            25,000               --                 --                 --
    Deferred (Note F) ...................................           221,497            893,791            (80,047)           230,094
                                                               ------------       ------------       ------------       ------------
                                                                    246,497            893,791            (80,047)           230,094
                                                               ------------       ------------       ------------       ------------
NET EARNINGS ............................................      $    578,206       $  1,581,804       $ (133,377) $           431,192
                                                               ============       ============       ============       ============

PER SHARE AMOUNTS
    Primary and fully diluted ...........................      $        .09       $        .24       $      (.02)       $        .07

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING
    Primary and fully diluted ...........................         6,585,290          6,574,926          6,559,396          6,593,029
                                                               ============       ============       ============       ============

         The accompanying notes are an integral part of this statement.

                           U.S. GLOBAL INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                     MARCH 31,
                                                                1997            1996
                                                          --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ....................................   $    578,206    $  1,581,804
Adjustments to reconcile to net cash
provided by operating activities:
    Depreciation and amortization ......................        350,803         362,672
    Government security accretion ......................       (306,926)     (1,211,584)
    Net gain on sales of securities ....................     (1,057,259)     (2,472,872)
    Gain on disposal of equipment ......................            (64)           (257)
    Gain on changes of interest in
     affiliate .........................................        (10,081)           --
    Treasury stock reissued ............................        388,610          86,803
Changes in assets and liabilities,
impacting cash from operations:
    Restricted investments .............................          5,961         263,057
    Accounts receivable ................................        943,977        (470,209)
    Deferred tax asset .................................        221,497         893,791
    Prepaid expenses and other .........................       (839,917)       (325,714)
    Trading securities .................................      1,972,140       1,406,668
    Accounts payable ...................................         51,580           4,917
    Accrued expenses ...................................        (87,545)        599,710
                                                           ------------    ------------
Total adjustments ......................................      1,632,776        (863,018)
                                                           ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATIONS ..............      2,210,982         718,786
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchase of furniture and equipment ............       (293,549)       (290,093)
    Proceeds on sale of equipment ......................            800             381
    Proceeds on sale of available-for-sale
     securities ........................................           --           156,425
    Purchase of available-for-sale securities ..........       (200,000)     (1,419,014)
    Proceeds on maturation/sale of government
     securities available-for-sale .....................     26,725,000      46,374,050
                                                           ------------    ------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES ...................................     26,232,251      44,821,749
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on annuity ................................         (4,773)         (4,450)
    Payments on note payable to bank ...................        (36,178)        (28,237)
    Proceeds from capital lease ........................         25,330            --
    Payments on capital lease ..........................        (33,719)        (76,189)
    Net proceeds from securities sold
     under agreement to repurchase .....................        420,844       1,057,023
    Payments on securities sold under
     agreement to repurchase ...........................    (26,825,219)    (44,519,375)
    Payments on subordinated debenture .................     (1,533,131)       (484,196)
    Proceeds from issuance of common stock,
     warrants, and options .............................          8,250       3,341,401
    Purchase of common stock (Class B)
     from related party ................................           --        (5,000,000)
    Purchase of treasury stock .........................       (320,496)       (402,117)
                                                           ------------    ------------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES ...................................    (28,299,092)    (46,116,140)
                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS ...................................        144,141        (575,605)

BEGINNING CASH AND CASH EQUIVALENTS ....................        666,250       2,772,221
                                                           ------------    ------------

ENDING CASH AND CASH EQUIVALENTS .......................   $    810,391    $  2,196,616
                                                           ============    ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Supplemental disclosures of cash flow information:
    Cash paid for interest .............................   $  1,229,936    $  4,953,613

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

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Shareholders Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC"), A&B Mailers, Inc. ("A&B") and U.S. Global Investors (Guernsey), Ltd [formerly U.S. Advisors (Guernsey), Ltd.] ("USGG"). Additionally, the Company has continued to account for its investment in the Guernsey offshore fund under the equity method of accounting, as the Company held a 22% weighted average interest in the fund for the nine-month period ended March 31, 1997. This resulted in the Company recording earnings of $287,068 for the nine months ending March 31, 1997, which is included in earnings before taxes in the income statement. In addition, due to changes in its equity interest of the fund during the nine months, the Company recorded a gain of $10,081. Similarly, the Company has a one-third interest in a joint venture formed in August 1994, United Services Advisors Canada, Inc. ("USACI"), to offer mutual funds in Canada. The joint venture became operational during August 1996 and the Company, utilizing the equity method of accounting, recorded a net loss of $145,061 for the nine months ending March 31, 1997. All inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

        The results of operations for the nine-month period ended March 31,1997, are not necessarily indicative of the results to be expected for the entire year.

NOTE B.  SECURITY INVESTMENTS.

        The Company accounts for its investment securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the market value of investments classified as trading at March 31, 1997, was $761,626. The net change between the market value as of June 30,1996, and the market value as of March 31, 1997, on trading securities that has been included in earnings for the nine-month period is ($323,168).

        The estimated fair value of the investments classified as available-for-sale at March 31, 1997, was $644,417 with $127,657 (before tax) in unrealized losses being recorded as a separate component of Shareholders' Equity as of March 31, 1997. These venture capital investments are reflected as non-current assets on the March 31, 1997, consolidated balance sheet and consist of private placements which are restricted for sale as of March 31, 1997. It is anticipated the securities obtained in these private placements will become free trading within one year. During the nine months, the Company recorded realized gains of $233,408 on securities that were transferred from available-for-sale securities to trading securities upon becoming free trading. The Company also recorded unrealized losses of $17,370 on securities that were transferred from available-for-sale securities to trading securities upon becoming free trading during the nine months that are included in the net change on trading securities of ($323,168) mentioned above.

        The Company also held U.S. Government agency notes that are discussed in Note D during the nine-months ended March 31, 1997.

NOTE C.  INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES.

        The Company serves as investment advisor and transfer agent to U.S. Global Investors Funds (formerly United Services Funds) ("USGIF") and U.S. Global Accolade Funds (formerly Accolade Funds) ("USGAF"). For these services the Company receives fees based on a specified percentage of net assets under management and the number of shareholder accounts. The Company also provides in-house legal and accounting services to USGIF and USGAF and receives exchange, maintenance, closing, and small account fees directly from USGIF and USGAF shareholders. During the quarter ended March 31, 1997, the Boards of Trustees for USGIF and USGAF approved an increase in fees payable to the Company for accounting services. Fees for providing services to USGIF continue to be the Company's primary revenue source.

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

        U.S. Global has voluntarily waived or reduced its advisory fee, guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USGIF funds for purposes of enhancing the funds' performance. The aggregate amount of fees waived and expenses borne by the Company for the nine-month periods ended March 31, 1997, and March 31, 1996, were $2,578,235 and $2,756,333, respectively. Receivables from mutual funds represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, transfer agent fees, accounting fees, and exchange fees and are net of amounts payable to the mutual funds.

        The investment advisory contract and related contracts between the Company and USGIF have been renewed and expire on or about October 26, 1997, and the contracts between the Company and USGAF expire on or about March 8, 1998. Management anticipates the Trustees of both USGIF and USGAF will continue to renew the contracts.

NOTE D.  GOVERNMENT SECURITIES.

        As previously reported, during the fiscal year ended June 30, 1995, U.S. Global purchased certain U.S. Government agency notes ("Notes") with a par value of $130,525,000 from the U.S. Government Securities Savings Fund. The Notes were originally financed by utilizing third party broker-dealer reverse repurchase agreements, by the issuance of a subordinated debenture (see Note E), as well as U.S. Global's cash. During the quarter ended March 31, 1997, the remaining Notes held by the Company matured and the Company made the final payments on the reverse repurchase agreements and the subordinated debenture. The Company has recognized $306,926 and $1,211,584 in non-cash accretion of the Notes during the nine months ended March 31, 1997, and 1996, respectively.

NOTE E.  SUBORDINATED DEBENTURE.

        In conjunction with the purchase of the Notes previously described, U.S. Global issued a $6 million 8% subordinated debenture to Marleau, Lemire Inc. ("ML"), the terms of which require monthly principal payments and quarterly interest payments as the Notes mature with the balance due upon maturation of the notes. Due to the maturation of the Notes during the quarter, the remaining principal payments were made and no balance on the debenture remained outstanding as of March 31, 1997. As of March 31, 1997, the Company has accrued $16,114 in interest payable related to the subordinated debenture which was paid during April 1997. All principal and interest payments to ML have been made in a timely manner.

NOTE F.  INCOME TAXES.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of March 31, 1997, are presented below:

                                                             March 31,
                                                                1997
                                                            -----------
Book/tax differences in the balance sheet:
        Accumulated depreciation                             $   98,401
        Accrued expenses                                         28,270
        Annuity obligations                                      55,613
        Reduction in carrying value of joint venture            259,951
        Net unrealized holding gain (affiliate)                  24,173
        Net unrealized holding gain                             (43,403)
                                                            -----------
                                                                423,005
Tax carryovers:
        NOL carryover                                           491,374
        Contributions carryover                                  82,272
        Investment credit carryover                              34,472
        Minimum tax credits                                     139,270
                                                            -----------
                                                                747,388

        Total gross deferred tax asset                        1,170,393

Affiliated investment                                           (94,673)
Trading securities                                              116,151
Available-for-sale securities                                    43,403
                                                          -------------
Total gross deferred tax liability                               64,881
                                                          -------------
Net deferred tax asset                                      $ 1,235,274
                                                            ===========

        For federal income tax purposes at March 31, 1997, the Company has net operating losses ("NOLs") of approximately $1.45 million that will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $242,000 expiring 1998-2000, investment tax credits of $34,472 expiring in 1998, and alternative minimum tax credits of $139,270 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to March 31, 1997, there could be an annual limitation on the amount of NOLs that could be utilized.

        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs which give rise to the deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1997 AND 1996

        The Company posted net earnings of $578,206 ($0.09 per share) for the nine months ended March 31, 1997, as compared to net earnings of $1,581,804 ($0.24 per share) for the nine months ended March 31, 1996 (as discussed below).

ASSETS UNDER MANAGEMENT

        The primary source of the Company's revenue is advisory fees that are dependent on average net assets of the funds managed and administered by the Company. Fluctuations in the financial markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations. As of April 17, 1997, total assets under management for U.S. Global Investors Funds ("USGIF") were approximately $1.36 billion and total assets under management for U.S. Global Accolade Funds ("USGAF") were approximately $109 million.

        Assets under management for USGIF for the nine months ended March 31, 1997, averaged $1.33 billion versus $1.28 billion for the nine months ended March 31, 1996. This increase in average assets primarily resulted from an increase in money market and equity fund assets. Assets under management for USGAF averaged $103.5 million for the nine months ended March 31, 1997, versus $30.5 million for the nine months ended March 31, 1996. This increase is due to increased assets of the Bonnel Growth Fund as well as the addition of the MegaTrends Fund (November 1996) and the Adrian Day Global Opportunity Fund (February 1997) to the USGAF group.

REVENUES

        Total consolidated revenues for the nine months ended March 31, 1997, decreased approximately 31% over the nine months ended March 31, 1996. This decrease resulted primarily from a reduction in interest income and non-cash accretion on the U.S. Government agency notes ("Notes") purchased during the fiscal year ended June 30, 1995. In addition, investment income decreased due to a decline in unrealized income recognized on trading securities and due to the Company recognizing approximately $1.2 million in realized gains associated with the sale of $47.25 million par value Notes during the nine-month period ending March 31, 1996. However, excluding the income from the Notes, revenue for the nine months ended March 31, 1997, increased approximately 1% over the nine months ended March 31, 1996.

EXPENSES

        At the same time, total consolidated expenses for the nine months ended March 31, 1997, decreased approximately 23 % over the nine months ended March 31, 1996. This net decrease resulted primarily from a decrease in interest expense on securities sold under repurchase agreements with broker-dealers and on the subordinated debenture. This decrease in interest expense resulted from fewer notes being held substantially throughout the nine months ended March 31, 1997 ($26.725 million par value), while $70.275 million par value Notes were held substantially for the entire nine months ended March 31, 1996.

        Exclusive of the expenses attributable to the financing of the Notes, expenses of the Company increased approximately 7% over the nine months ended March 31, 1996, due to increases in travel and marketing to promote the top performing funds within the USGIF and USGAF fund groups. Performance based compensation to employees also increased accordingly. On the other hand, fund expenses and legal related expenses declined significantly over the same period.

        As previously reported, the Company has been endeavoring to establish strategic alliances with other industry participants. In addition to the USGAF funds mentioned above, the Company, along with Regent Fund Management Ltd., is creating new funds. Except for Bonnel Growth Fund, all the arrangements were effective in the current fiscal year. It is anticipated that the advisory, transfer agent, fund accounting and other fees from the new funds will cause revenues to increase in future periods and that sub-advisory fees paid to third parties (generally a portion of the advisory fee) related to such will also increase.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

        The Company posted a net loss of $133,377 ($0.02 per share) for the three months ended March 31, 1997, as compared to net earnings of $431,192 ($0.07 per share) for the three months ended March 31, 1996 (as discussed below).

ASSETS UNDER MANAGEMENT

        The primary source of the Company's revenue is advisory fees that are dependent on average net assets. Fluctuations in the financial markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations.

        Assets under management for USGIF for both the three months ended March 31, 1997, and the three months ended March 31, 1996, averaged $1.33 billion. Assets under management for USGAF averaged $121.4 million for the quarter ended March 31, 1997, compared to $42.8 million for the quarter ended March 31, 1996. As previously mentioned, this increase is due to increased assets of the Bonnel Growth Fund as well as the addition of the MegaTrends Fund (November 1996) and the Adrian Day Global Opportunity Fund (February 1997) to the USGAF group.

REVENUES

        Total consolidated revenues for the three months ended March 31, 1997, decreased approximately 32% over the three months ended March 31, 1996. This decrease resulted primarily from a reduction in interest income and non-cash accretion on the Notes, as well as decreases in investment income due to the decline in unrealized income on trading securities as well as a decline in realized gains.

        When excluding the interest and accretion income and realized gains from the Notes, revenue for the three months ended March 31, 1997, decreased approximately 21% over the three months ended March 31, 1996. Although the Company experienced an increase in advisory and accounting fees, investment income, as previously mentioned, decreased during the same time period. As stated above, fluctuations in debt and equity markets impact the Company in that mutual fund shareholders move their monies in response to such changes. During the last half of the quarter, interest rates have risen while gold and equity markets have declined. As a result, revenues derived from funds with higher asset-based fees (particularly gold-related funds) declined during the same period.

EXPENSES

        Total consolidated expenses for the three months ended March 31, 1997, decreased approximately 17% over the three months ended March 31, 1996. This decrease resulted primarily from a decrease in interest expense on securities sold under repurchase agreements with broker-dealers and on the subordinated debenture from the previous quarter. This decrease in interest expense is due to the fact that $26.725 million par value Notes were held during a substantial portion of the quarter ended March 31, 1997, while $70.275 million par value Notes were held for the entire quarter ended March 31, 1996.

        Exclusive of the expenses attributable to the purchase and financing of the Notes, expenses of the Company increased approximately 5% over the three months ended March 31, 1996, primarily as a result of an increase in travel to promote the top performing funds within the USGIF and USGAF fund groups. Performance based compensation to employees also increased accordingly. On the other hand, marketing and legal related expenses decreased significantly over the same period.

LIQUIDITY AND CAPITAL RESOURCES

EQUITY INVESTMENT IN JOINT VENTURE AND AFFILIATE

        As previously reported, U.S. Global currently holds a one-third interest in United Services Advisors Canada Inc. ("USACI"). During the first quarter of fiscal year 1997, the joint venture became operational. The Company accounts for its interest in the joint venture using the equity method of accounting. As a result, the Company recorded a net loss in equity earnings in the joint venture in the amount of $145,061 for the nine months ended March 31, 1997, which is included in earnings before taxes in the income statement.

        The Company has continued to account for its investment in the Guernsey offshore fund under the equity method of accounting as the Company held a 22% weighted average interest in the fund for the nine-month period ended March 31, 1997. As a result, the Company recorded earnings of $287,068 for the nine months ended March 31, 1997, which is included in earnings before taxes in the income statement.

GOVERNMENT SECURITIES/SUBORDINATED DEBENTURE

        As previously reported, during the fiscal year ended June 30, 1995, U.S. Global purchased $130,525,000 par value Notes from the U.S. Government Securities Fund. The Notes were financed by utilizing third party broker-dealer reverse repurchase agreements, by the issuance of a subordinated debenture to Marleau, Lemire Inc. ("ML"), as well as U.S. Global's cash. During the quarter ended March 31, 1997, the remaining Notes matured and the Company made the final payments on the reverse repurchase agreements and the subordinated debenture leaving no outstanding balances as of March 31, 1997. The Company has accrued approximately $16,000 in interest payable related to the subordinated debenture as of March 31, 1997, which was paid to ML in April 1997. The Company has recognized $306,926 and $1,211,584 in non-cash accretion of the Notes during the nine months ended March 31, 1997, and 1996, respectively.

INVESTMENT ACTIVITIES

        Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. On March 31, 1997, the Company held approximately $1.4 million in investment securities. The value of these investments is approximately 17% of stockholders' equity at quarter end. Company investments in marketable securities classified as trading securities totaled approximately $760,000 (market value). In addition, there was approximately $640,000 of investments in securities classified as available-for sale. These securities are primarily private placements that management expects will become free-trading within one year. During the nine months ending March 31, 1997, net realized gains from the sale of investments aggregated approximately $1,050,000, compared to approximately $1,200,000 (which excluded the sale of Notes and sales or expirations of Eurodollar puts) for the nine months ending March 31, 1996. Management believes that such activities are in the best interest of the Company. The activities are scrutinized by Company compliance personnel and reported to investment advisory clients.

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

CONCLUSION

        Based upon available information and internal analyses, management anticipates positive cash flow and net income in the current fiscal year. Management believes current cash reserves, plus financing obtained and cash flow from operations, will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the Company to take advantage of investment opportunities whenever available including open-market purchases of its Class A common stock. The Company has access to a line of credit of approximately $1 million obtained during the quarter ended March 31, 1997, and may seek additional sources of financing, as necessary, to meet future working capital requirements should some unexpected event arise.

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


                                             U.S. GLOBAL INVESTORS, INC.

DATED: April 30, 1997                        /S/ FRANK E. HOLMES
                                             -----------------------------------
                                             BY:   Frank E. Holmes
                                                   CEO
                                                   President
                                                   Chief Financial Officer


DATED: April 30, 1997                        /S/ KEVIN C. WHITE
                                             -----------------------------------
                                             BY:   Kevin C. White
                                                   Chief Accounting Officer