Form 10-Q/A
period 1996-12-31
U S GLOBAL INVESTORS INC
filed 1997-05-21
CIK 754811

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
                                   as Amended

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996

                                       OR

[*] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


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

        YES  X                                              NO

On January 23, 1997 there were 6,225,818 shares of Registrant's class A common stock outstanding and 563,215 shares of Registrant's class C common stock issued and outstanding.