Form 10-Q/A
period 1996-12-31
U S GLOBAL INVESTORS INC
filed 1997-06-04
CIK 754811

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

                                        U.S. GLOBAL INVESTORS, INC.



DATED: June 3, 1997                     /s/ Frank E. Holmes
                                        ----------------------------------
                                        BY: FRANK E. HOLMES
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER




DATED: June 3, 1997                     /s/ David J. Clark
                                        ----------------------------------
                                        BY: DAVID J. CLARK
                                            CHIEF FINANCIAL OFFICER