Form 10-K
period 1997-06-30
U S GLOBAL INVESTORS INC
filed 1997-09-29
CIK 754811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark
 One)

 / X /        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

/   /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM ----- TO -----

                         Commission File Number 0-13928

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant on September 8, 1997, was $251,769 Registrant's only voting stock is Class C common stock, par value $0.05 per share, for which there is no active market. The 106,008 shares of Class C common stock held by non-affiliates were valued at the last sale on September 8, 1997, of Registrant's Class A common stock as reported by NASDAQ, which was $2.375 per share.

On September 8, 1997, there were 496,860 shares of Registrant's Class C common stock outstanding, no shares of Registrant's Class B non-voting common shares outstanding, and 6,292,414 shares of Registrant's Class A common stock issued and 6,105,730 shares of Registrant's Class A common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1997, are incorporated by reference in Part I, Item 1 and Part II, Items 6, 7, 8 and 13 of this Form 10-K.

                                TABLE OF CONTENTS

                                                                          PAGE

PART I
     Item 1.  Business...................................................   3
     Item 2.  Properties.................................................   3
     Item 3.  Legal Proceedings..........................................   3
     Item 4.  Submission Of Matters To A Vote Of Security Holders........   3

PART II
     Item 5.  Market For Registrant's Common Equity And Related
              Shareholder Matters........................................   4
     Item 6.  Selected Financial Data....................................   5
     Item 7.  Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations........................   5
     Item 8.  Financial Statements And Supplementary Data................   5
     Item 9.  Changes In And Disagreements With Accountants On
              Accounting And Financial Disclosure........................   5

PART III
     Item 10. Directors And Executive Officers Of The Company............   6
     Item 11. Executive Compensation.....................................   8
     Item 12. Security Ownership Of Certain Beneficial Owners
              And Management............................................   12
     Item 13. Certain Relationships And Related Transactions.............  14

PART IV
     Item 14. Exhibits, Financial Statement Schedules And
              Reports On Form 8-K........................................  15

SIGNATURES...............................................................  17

EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE............  18

EXHIBIT 13--ANNUAL REPORT................................................  19

EXHIBIT  21--SUBSIDIARIES  OF THE REGISTRANT, JURISDICTION OF
     INCORPORATION AND PERCENTAGE OF OWNERSHIP...........................  55

EXHIBIT 23.1--CONSENT OF INDEPENDENT ACCOUNTANTS ........................  56

EXHIBIT 23.2--CONSENT OF INDEPENDENT ACCOUNTANTS ........................  57

                                                                         Page 3
--------------------------------------------------------------------------------


                                     PART I

ITEM 1. BUSINESS

There is incorporated in this Item 1 by reference that portion of the U.S. Global Investors, Inc. ("USGI," the "Company" or "Registrant") Annual Report to Shareholders, attached to this Form 10-K as Exhibit 13, appearing under the caption "The Company."


ITEM 2. PROPERTIES

The Company presently occupies an office building with approximately 46,000 square feet and approximately 2.5 acres of land. The Company purchased this building from the Resolution Trust Corporation on February 28, 1992, for $1,018,165 (which included closing costs). To finance acquisition and improvements, the Company obtained a bank loan in the amount of $1,425,000 and refinanced the note during fiscal year 1994. (See Notes E and I to the Consolidated Financial Statements incorporated by reference from the Company's 1997 Annual Report to Shareholders in Item 8 of this Form 10-K.) The Company moved to its new headquarters during August 1992. The Company has made substantial improvements to the building and the Company and its subsidiaries, United Shareholder Services, Inc. ("USSI"), A&B Mailers, Inc., and Security Trust & Financial Company ("STFC"), occupy sections in the building.


ITEM 3. LEGAL PROCEEDINGS

There is no material pending legal proceeding in which the Company is involved. There are no material legal proceedings to which any director, officer or affiliate of the Company or any associate of any such director or officer is a party or has a material interest, adverse to the Company or any of its subsidiaries.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 1997, shareholders of Class C common stock, by written consent, elected J. Stephen Penner as a director of the Company. 68.85% of the holders of Class C common stock voted in favor of said action.

On April 25, 1997, shareholders approved the U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan by written consent. 68.76% of the holders of Class C common stock voted in favor of said action.

                                                                         Page 4
--------------------------------------------------------------------------------


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The Company has three classes of common equity--Class A, Class B and Class C common stock, par value $0.05 per share.

There is no established public trading market for the Company's Class B and Class C common stock.

The holders of the Company's Class C common stock of record on March 12, 1985 (and their transferees by gift, devise or descent) have the right to exchange their shares of Class C common stock for Class A common stock on a share-for-share basis until April 30, 2000. At September 8, 1997, the holders of 28,358 shares of Class C common stock have the right to exchange.

The Company's Class A common stock is traded over-the-counter and is quoted daily under the NASDAQ Small-Cap Issues. Trades are reported under the symbol "GROW."

The following table sets forth the range of high and low closing bid quotations from the NASDAQ System for the fiscal years ended June 30, 1997, and 1996. The quotations represent prices between dealers and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

                                              BID PRICE ($)
                                 -----------------------------------
                                        1997               1996
                                 -----------------   ---------------
                                  HIGH       LOW      HIGH      LOW
                                 -------   -------   ------    -----
     First Quarter (9/30)        3 1/8     2 3/8     2 7/8     2 1/2
     Second Quarter (12/31)      2 13/16   2 1/4     2 3/4     1 7/8
     Third Quarter (3/31)        3         1 3/4     3 5/8     1 5/8
     Fourth Quarter (6/30)       2 1/8     1 11/16   3 7/16    2 1/2


HOLDERS

On September 8, 1997, there were 73 holders of record of Class C common stock, no holders of record of Class B common stock and 321 holders of record of the Class A common stock.

A substantial number of the Class A common shares are held of record by nominees and management believes that as of September 8, 1997, there were more than 1,000 beneficial owners of the Company's Class A common stock.


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

                                                                         Page 5
--------------------------------------------------------------------------------

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


ITEM 6. SELECTED FINANCIAL DATA

There is incorporated by reference in this Item 6 that portion of the Company's 1997 Annual Report to Shareholders appearing under the caption "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There is incorporated by reference in this Item 7 that portion of the Company's 1997 Annual Report to Shareholders appearing under the caption "Annual Status Report."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and notes thereto located in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within twenty-four months prior to the date of Registrant's most recent financial statement, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles or practices or financial statement disclosure has been filed with the Commission.

                                                                         Page 6
--------------------------------------------------------------------------------


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

      NAME             AGE                      POSITION
--------------------   ---   ---------------------------------------------------
David J. Clark          36   Chief  Financial  Officer of the Company  since May
                             1997.  Foreign Service Officer with U.S. Agency for
                             International  Development  in  the  U.S.  Embassy,
                             Bonn, West Germany from May 1992 to May 1997. Audit
                             Supervisor  for  University of Texas Health Science
                             Center    from   April   1991   to   April    1992.
                             Auditor-in-Charge for Texaco, Inc. from August 1987 to June 1990.

Bobby D. Duncan         39   Director of the Company  since 1986.  Held  various
                             positions  with the company  from  January  1985 to
                             April 1997. Vice President, Chief Financial Officer
                             and  other  positions  with U.S.  Global  Investors
                             Funds from May 1985 to April 1997. President, Chief
                             Operating  Officer and other  positions with United
                             Shareholder  Services,  Inc. from September 1988 to
                             April 1997.  Director  of A&B  Mailers,  Inc.  from
                             February  1988  to  April  1997.   Executive   Vice
                             President,   Chief  Executive   Officer  and  other
                             positions  with  Security  Trust & Financial  Corp.
                             from  November 1991 to April 1997.  Executive  Vice
                             President,   Chief  Financial   Officer  and  other
                             positions  with U.S.  Global  Accolade  Funds  from
                             September  1988  to  April  1997.  Chief  Financial
                             Officer and Director of USACI from February 1995 to
                             April 1997. President, Chief Executive Officer and other positions with United Services Insurance
                             Funds from June 1994 to April 1997. Vice President and other positions with Pauze'/Swanson United
                             Services Funds from October 1993 to February 1996.

Frank E. Holmes         42   Chairman  of  the  Board  of  Directors  and  Chief
                             Executive  Officer of the Company since October 27,
                             1989, President from October 1989 to September 1995
                             and from March 1997 to  present.  Director  of STFC
                             since November  1991.  President,  Chief  Executive
                             Officer and Trustee of USGIF  since  October  1989.
                             President,  Chief Executive  Officer and Trustee of
                             USGAF since April 1993.  Director of U.S.  Advisors
                             (Guernsey)  Limited,  a wholly owned  subsidiary of
                             Advisor,  and of the Guernsey Funds managed by that
                             Company    since    August    1993.    Trustee   of
                             Pauze'/Swanson  United Services Funds from November
                             1993  to  February   1996.   Director  of  Franc-Or
                             Resource Corp. from November 1994 to November 1996.
                             Director of Adventure  Capital from January 1996 to
                             July 1997 and  Director of Vedron Gold,  Inc.  from
                             August  1996  to  March  1997.  Director  of  71316
                             Ontario,  Inc. since April 1987 and of F. E. Holmes
                             Organization,  Inc.  since July 1978.  Director  of
                             Marleau,  Lemire Inc.  from January 1995 to January
                             1996.   Director  of  USACI  since  February  1995,
                             Director and  President  from February 1995 to June
                             1997.

Marie A. Kriley         55   Vice  President,  Mailing  Services  of the Company
                             since December 1991. President of A&B Mailers, Inc.
                             since February 1983.

Thomas F. Lydon, Jr.    37   Director since June 1997. Chairman of the Board and
                             President  of Lydon Asset  Management,  Inc.  since
                             April 1996.  President,  Vice President and Account
                             Manager with Fabian Financial  Services,  Inc. from
                             April 1984 to March 1996.

                                                                         Page 7
--------------------------------------------------------------------------------


      NAME             AGE                      POSITION
--------------------   ---   ---------------------------------------------------
Susan B. McGee         38    Executive Vice President,  Corporate  Secretary and
                             General  Counsel of the  Company  since March 1997;
                             Vice  President of the Company from  September 1995
                             to March 1997;  Associate  Counsel from August 1994
                             to March 1997.  Executive Vice  President,  General
                             Counsel Of USGIF  since April  1997;  Secretary  of
                             USGIF since September 1995. President of STFC since
                             April 1997; Vice President,  Counsel from September
                             1992 to April 1997;  Vice  President-Operations  of
                             STFC from May 1993 to December 1994. Executive Vice
                             President,  Assistant  Secretary,  to  U.S.  Global
                             Accolade Funds since March 1997 and Vice President,
                             Assistant  Secretary  from  September 1995 to March
                             1997.  Vice  President,  Secretary  of A&B Mailers,
                             Inc.  since March 1997 and Director since May 1997.
                             President,    Secretary   of   United   Shareholder
                             Services,  Inc. since March 1997 and Director since
                             May 1997. Director of USACI since May 1997.

J. Stephen Penner      56    Director  since May 1997.  Senior Vice President of
                             LCG Associates, and since March 1982 has held various positions with that company. Senior Vice
                             President  of LCG  Holdings,  Inc.  since  November
                             1992.

Jerold H. Rubinstein   58    Mr.  Rubinstein  has been a Director of the Company
                             since October 27, 1989.  Owner of EXTRA Music since
                             July 1997. He served as Chairman of the Board of Directors and as Chief Executive Officer of DMX
                             Inc., a publicly-traded media technology company, from May 1986 to July 1997.

Thomas D. Tays         40    Vice President,  Securities Specialist, Director of
                             Compliance, Assistant Secretary of the Company from
                             September  1995  to  present;   Associate  Counsel,
                             Assistant  Secretary of the Company from  September
                             1993 to September 1995. Chief Financial  Officer of
                             USGIF and USGAF since March 1997.  Vice  President,
                             Securities  Specialist,  Director of Compliance and
                             Assistant  Secretary of USGIF since September 1995.
                             Vice   President   and  Secretary  of  USGAF  since
                             September   1995,  was  Assistant   Secretary  from
                             September 1994 to September  1995.  Vice President,
                             Secretary of United  Services  Insurance Funds from
                             June 1994 to present. Private practice of law from 1990 to August 1993.

Roy D. Terracina        51   Director  of  the  Company  since   December  1994.
                             Director  of  STFC  since  August  1992.  Owner  of
                             Sunshine Ventures, Inc., an investment company, since January 1994. Owner/President of Sterling
                             Foods, Inc., food manufacturer, from May 1984 to December 1993.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

Each member of the Board of Directors is elected for a one-year term or until their successors are elected and qualified. The executive officers of the Company are appointed by, and serve at the pleasure of, the Board of Directors. The Company does not have a Nominating Committee. The Company's Compensation Committee consists of Messrs. Holmes, Terracina and Rubinstein. The Company's Audit Committee consists of Messrs. Duncan, Rubinstein and Terracina. The Board of Directors Stock Option Committee consists of Messrs. Rubinstein and Terracina.


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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1997, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were complied with.

                                                                         Page 8
--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION


                                                                                                                 LONG TERM
                                                                                                                COMPENSATION
                                                                                                         ---------------------------
                                                                       ANNUAL COMPENSATION              |            AWARDS
                                                            --------------------------------------------|---------------------------
(A)                                             (B)           (C)             (D)            (E)        |      (F)             (G)
                                                                                            OTHER       |
                                                                                            ANNUAL      |
                                                                                         COMPENSATION   |      6               4
              5                                                2               2             1,3        |  RESTRICTED       OPTIONS/
NAME AND PRINCIPAL                                                                                      |  STOCK AWARDS        SARS
POSITION DURING FY 97                           YEAR        SALARY ($)      BONUS ($)         ($)       |      ($)             (#)
--------------------------------------------------------------------------------------------------------|---------------------------
FRANK E. HOLMES ........................        1997        $304,079        $128,848        $ 36,277    |   $  5,683             0
CHAIRMAN                                        1996        $304,355        $140,240        $ 32,937    |   $  1,268         1,000
CHIEF EXECUTIVE OFFICER                         1995        $303,835        $  2,098        $ 46,326    |   $    292             0
                                                                                                        |
VICTOR FLORES ..........................        1997        $150,770        $120,253        $  3,562    |   $ 18,477             0
EXEC. V.P.                                      1996        $150,304        $ 78,581        $  4,694    |   $  3,552         1,000
CHIEF INVESTMENT OFFICER                        1995        $150,292        $ 65,877        $ 14,877    |   $    298        17,000
                                                                                                        |
BOBBY D. DUNCAN ........................        1997        $126,007        $ 54,560        $ 10,471    |   $  7,731             0
EXEC. V.P.                                      1996        $102,071        $ 34,718        $ 12,998    |   $  6,088         1,000
                                                1995        $ 95,331        $ 24,862        $ 16,820    |   $    311             0
                                                                                                        |
THOMAS D. TAYS .........................        1997        $ 81,340        $ 45,644        $  5,282    |   $  8,991         5,000
V.P.                                            1996        $ 78,750        $ 28,291        $  2,376    |   $  2,948         2,000
SECURITIES SPECIALIST                           1995        $ 70,976        $  5,055        $  1,719    |   $    311           500
                                                                                                        |
SUSAN B. MCGEE .........................        1997        $ 74,241        $ 34,818        $  9,800    |   $  9,995        25,000
EXEC. V.P.                                      1996        $ 65,522        $ 22,757        $  5,685    |   $  3,461        11,000
GENERAL COUNSEL                                 1995        $ 49,697        $  5,030        $  6,225    |   $  1,441           500

The Company has intentionally omitted columns (h) and (i) as they are non applicable.

1    Includes  amounts  identified  for 401(k)  contributions  (calculable  through to the end of the June 30, 1997 fiscal year) and amounts for Company Savings Plans (calculable through to the end of the June 30, 1996 fiscal year).

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

3    Other compensation including perquisites exceeding 25% of total perquisites:

     NAME                                 DESCRIPTION          1997          1996          1995
     ---------------------------------   --------------       -------       -------       -------

     Frank E. Holmes .................   Trustee fees         $24,000       $24,000       $24,000
                                         Profit sharing       $ 3,000       $     0       $12,941

     Victor Flores ...................   Profit sharing       $ 3,000       $     0       $10,183
                                         401 (k) match        $     0       $ 3,000       $ 3,000

     Bobby D. Duncan .................   Car allowance        $ 2,841       $ 8,523       $ 8,523
                                         Profit sharing       $ 3,000       $     0       $ 6,202

     Thomas D. Tays ..................   Profit sharing       $ 2,141       $     0       $     0
                                         401 (k) match        $ 2,540       $ 2,141       $ 1,521

     Susan B. McGee ..................   Club dues            $ 2,551       $ 1,345       $ 1,345


4    All options pertain to Company Class A common stock.

5    Mr. Duncan resigned his position with the Company on April 30, 1997. Mr. Duncan continues to be a member of the Company's Board of Directors. Mr. Flores resigned his position with the Company on May 31, 1997.

6    The dollar  value of the shares  reflected in the table is based on the market value for the shares on the date the shares were awarded.

     Restricted stock balances of the Company's Class A common stock as of June 30, 1997:

                                      # OF RESTRICTED         VALUE OF RESTRICTED
          NAME                     SHARES HELD @ 6/30/97     SHARES HELD @ 6/30/97
          ----                     ---------------------     ---------------------

     Frank E. Holmes ..........          2,832                      $ 5,664
     Victor Flores ............          8,810                      $17,620
     Bobby D. Duncan ..........          4,152                      $ 8,304
     Thomas D. Tays ...........          4,822                      $ 9,644
     Susan B. McGee ...........          5,467                      $10,934

The closing price on 6/30/97 was $2.00 per share.

No  dividends  have ever been paid on the  Company's  Class A common  stock,  however,  the  restricted  stock would be eligible for dividends should one be declared.

                                                                         Page 9
--------------------------------------------------------------------------------

INCENTIVE COMPENSATION

During the last fiscal year, the individuals listed in the compensation table received the majority of their bonuses from individual performance pay arrangements. Mr. Flores, as head of the Investment Division, received bonuses based on a formula comparing performance of mutual funds he managed, or share management, to various indices, peer rankings/comparisons, and duration of sustained performance. Ms. McGee and Mr. Tays, as members of the Legal Department, receive a bonus based on timing, accuracy and completion of materials for the various boards of directors/trustees supported by the department and regulatory filings for the various entities. Mr. Tay's program also provides a bonus for results of regulatory examinations, fund accounting and complete registration of new mutual funds. Mr. Duncan received monthly, quarterly and/or annual bonuses based on the quality and timing of regulatory filings and company audits. The Investment Division program has been in place and is adjusted from time to time. The other arrangements were implemented during the second half of fiscal 1996.

The named executive officers, except for Messrs. Flores and Holmes, also participated in a team performance pay program based on each employee's annual salary to recognize monthly completion of departmental goals. During fiscal 1995, 1996 and 1997, a portion of the team bonus was payable in the Company's Class A common stock. The portion of the team performance program paid in Company stock was suspended at the beginning of fiscal 1998, and alternatives are being considered. In addition, the individuals listed could receive semiannual perfect attendance awards based on employee classification.


PROFIT SHARING PLAN

In June 1983, the Company adopted a profit sharing plan in which all qualified employees who have completed one year of employment with the Company are included. Subject to Board action, the Company may contribute up to 15% of its net income before taxes during each fiscal year, limited to 15% of qualifying salaries, to a profit sharing plan, the beneficiaries of which are the eligible employees of the Company. The Company's contribution to the plan is then apportioned to each employee's account in the plan in an amount equal to the percentage of the total basic compensation paid to all eligible employees which each employee's individual basic compensation represents. An employee generally becomes eligible to receive a distribution from the plan upon the occurrence of retirement, death, total disability or termination. Distributions of an employee's account may be made either in one lump sum or in installments over a period not exceeding 15 years. For the fiscal year ended June 30, 1997, the Company contributed $59,093 or 9.59% of net income before taxes to the profit sharing plan. There have been no recent material changes to the plan.


401(K) PLAN

The Company adopted a 401(k) plan in October 1990 for the benefit of all employees. The Company will contribute 50 cents for every $1.00 of the first 4% of an employee's pay deferment. The Company will make contributions to employee accounts at the end of each plan year if the employee is still employed on that date. New employees may enroll on any quarterly entry date following six months of employment. The Plan offers numerous investment options which represent different levels of risk and return. Employees have the option to invest in most of the USGIF and USGAF funds offered and the Company's Class A common stock. For the fiscal year ended June 30, 1997, the Company has accrued $50,158 for its 401(k) plan matching contribution.


SAVINGS PLANS

The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs utilizing managed investment companies, which was accepted by essentially all such employees. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, if such employees contribute monthly to the U.S. Tax Free Fund, the Company will match these contributions on a limited basis. Beginning in fiscal 1997 a similar savings plan utilizing UGMA accounts has been offered to employees to save for their children's education. Under each program, if the employee ceases to make personal contributions or withdraws the money, their participation in the program is terminated and they may not participate in the future. For the fiscal year ended June 30, 1997, the Company match aggregated to $67,152, reflected in base salary expense.

                                                                        Page 10
--------------------------------------------------------------------------------

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

Options granted under the 1985 Plan were granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company's stock and for up to ten years for other employees. The options were granted at an exercise price of not less than 100% of the fair market value as of the date of the grant, or 110% of the fair market value in the case of any officer or employee holding in excess of 10% of the combined voting power of the Company's stock. The aggregate fair market value of the Class A common stock for which any employee was granted options in any calendar year could not exceed $100,000 plus any unused carry-over from a preceding year. All of the options were granted at or above market price on the date of the grant. As of September 8, 1997, option grants covering 85,500 shares have been exercised under the 1985 Plan; and grants covering 52,000 shares have expired.

In November 1989 the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (the "1989 Plan") which provides for the granting of options to purchase shares of the Company's Class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, the 1989 Plan was approved by shareholders and amended to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of two outside members of the Board of Directors. The maximum number of shares of Class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 1997, there were grants covering 30,000 shares at an exercise price of $2.00 per share. All options were granted at or above market price on the date of grant. As of September 8, 1997, grants covering 393,000 shares have been exercised under the 1989 Plan; and grants covering 156,400 shares have expired.

The Board of Directors, at a meeting held on July 14, 1992, amended the Stock Option Agreement for stock options granted during November 1989 to provide for an option period of ten years. The amendment was accepted by all optionees.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (the "1997 Plan"), which was approved by shareholders on April 25, 1997, provides for the granting of stock appreciation rights ("SARs") and/or options to purchase shares of the Company's Class A common stock to directors, officers and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by a committee consisting of two outside members of the Board of Directors. The maximum number of shares of Class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 1997, there were grants covering 50,000 shares at an exercise price of $2.00 and 98,500 shares at an exercise price of $1.82. All options were granted at or above market price on the date of grant. To date, no options have been exercised and no options have expired.

                                                                        Page 11
--------------------------------------------------------------------------------

The following table shows, as to each of the officers of the Company listed in the cash compensation table, grants of stock options and freestanding stock appreciation rights ("SARs") made during the last fiscal year.


                                                                                                     POTENTIAL REALIZED
                                                                                                      VALUE AT ASSUMED
                                                                                                           ANNUAL
                                                                                                    RATES OF STOCK PRICE
                                                                                                        APPRECIATION
                                       INDIVIDUAL GRANTS                                              FOR OPTION TERM
-----------------------------------------------------------------------------------------------  --------------------------
         (A)                    (B)               (C)             (D)              (E)                (F)          (G)
----------------------  ------------------- ---------------  ------------- --------------------  ------------- ------------
                             NUMBER OF        % OF TOTAL
                            SECURITIES       OPTIONS/SARS
                            UNDERLYING        GRANTED TO      EXERCISE OR
                           OPTIONS/SARS       EMPLOYEES IN       BASE
         NAME               GRANTED (#)       FISCAL YEAR    PRICE ($/SH)    EXPIRATION DATE        5% ($)       10% ($)
----------------------  ------------------- ---------------  ------------- --------------------  ------------- ------------
Frank E. Holmes                 0/0               --              --                --                --            --
Thomas D. Tays                5,000/0            5.00%           $1.82         June 4, 2007         $5,723       $14,505
Susan B. McGee               25,000/0           25.38%           $1.82         June 4, 2007         $28,620      $72,525
Bobby D. Duncan                 0/0               --              --                --                --            --
Victor Flores                   0/0               --              --                --                --            --

The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values.

---------------------------------------------------------------------------------------------------------------------------
            (a)                        (b)                     (c)                  (d)                   (e)
---------------------------------------------------------------------------------------------------------------------------
                                                                                 NUMBER OF
                                                                                 SECURITIES
                                                                                 UNDERLYING       VALUE OF UNEXERCISED
                                                                                UNEXERCISED           IN THE MONEY
                                                                                OPTIONS/SARS        OPTIONS/SARS AT
                                                                                AT FY-END (#)          FY-END($)
                                     SHARES
                                   ACQUIRED ON                VALUE             EXERCISABLE/         EXERCISABLE/
            NAME                   EXERCISE (#)               REALIZED          UNEXERCISABLE        UNEXERCISABLE
---------------------------- -----------------------  ---------------------- ------------------ ------------------------
Frank E. Holmes                         0                       0               201,000/0              12,250/0
Thomas D. Tays                          0                       0               2,500/5,000            0/900
Susan B. McGee                          0                       0               11,500/25,000          0/4,500
Bobby D. Duncan                         0                       0               96,000/0               10,000/0
Victor Flores                           0                       0               51,000/0               500/0



COMPENSATION OF DIRECTORS

The Company pays non-employee directors $500 per meeting and may grant them options under the Company's 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $3,000 in any quarter paid in arrears. Messrs. J. Stephen Penner and Thomas F. Lydon Jr. were elected as non-employee directors on May 15, 1997, and June 1, 1997, respectively. Mr. Bobby D. Duncan was a non-employee director for a portion of the fiscal year following his termination of employment with the Company. Messrs. Jerold H. Rubinstein and Roy D. Terracina were non-employee directors for the full fiscal year. During the fiscal year ended June 30, 1997, Messrs. Terracina and Rubinstein each received cash

                                                                        Page 12
--------------------------------------------------------------------------------

compensation of $12,000; Messrs. Penner and Lydon received $1,500 and $1,000 respectively. Mr. Duncan received $2,000. Mr. Terracina is also a director of STFC where he received cash compensation of $2,400. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. During fiscal year 1997, Messrs. Penner, Lydon and Rubinstein were each awarded stock options covering 10,000 shares and Mr. Terracina was awarded stock options covering 50,000 shares


REPORT ON EXECUTIVE COMPENSATION

The Board appointed Messrs. Holmes, Terracina and Rubinstein as members of the Executive Compensation Committee during fiscal 1996, and they continue to serve on the committee. There are no compensation committee interlocks or insider participations to report. The Company's program regarding compensation of executive officers is different from most public corporations' programs due to the concentration of control in one individual. Mr. Holmes' compensation is reviewed by the Board of Directors. Mr. Holmes, Chairman and Chief Executive Officer of the Company, currently owns 77.95% of the Company's Class C common stock. He informs the Board of Directors as to the amount of his proposed remuneration and that of the Company's other executive officers. Mr. Holmes recognizes that Registrant is a small business and believes that an acceptable base compensation should reflect an amount competitive with industry peers taking into account the relative cost of living in San Antonio, Texas. The base pay of the executives is relatively fixed, but the executive has the opportunity to increase his/her compensation by (1) participating in team building programs in order to enhance operational and fiscal efficiencies throughout the Company with a percent of resulting savings flowing to the executive; and (2) participating directly in retirement and savings programs whereby the Company will contribute amounts relative to the executive's contribution.

The Company has utilized option grants under the 1985 Plan, the 1989 Plan, and the 1997 Plan to induce qualified individuals to join the Company with a base pay consistent with the foregoing--providing the individual with an opportunity to benefit if there is significant Company growth. Similarly, options have been utilized to reward existing employees for long and faithful service and to encourage them to stay with the Company. Messrs. Rubinstein and Terracina constitute the Stock Option Committee of the Board of Directors. This Committee acts upon recommendations of the Chief Executive Officer, President and Executive Vice President. Shares available for stock option grants under the 1989 Plan and the 1997 Plan aggregate to approximately 101,700 and 51,000 shares, respectively, on September 8, 1997. There were grants from the 1989 Plan during the fiscal year to directors of the Company.


COMPANY PERFORMANCE PRESENTATION

The graph at right compares the cumulative total return for the Company's Class A common stock to the cumulative total return for the S&P 500 Composite Index and the S&P Financial Index for the Company's last five fiscal years. The graph assumes an investment of $100 in the Class A common stock and in each index as of June 30, 1992, and that all dividends were reinvested.

[GRAPHIC: LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]


                                         US GLOBAL         S&P         S&P
                                       INVESTORS INC.      500      FINANCIALS
                                          -36.00%        116.87%     181.26%
                                       --------------    -------    ----------
     Jun 92 ..................            100.00         100.00       100.00
     Jul 92 ..................            104.00         103.94       102.52
     Aug 92 ..................             96.00         101.44        97.65
     Sep 92 ..................            112.00         102.37       100.87
     Oct 92 ..................            110.02         102.58       103.19
     Nov 92 ..................            104.00         105.69       109.94
     Dec 92 ..................             98.02         106.76       114.54
     Jan 93 ..................             96.00         107.51       118.35
     Feb 93 ..................             96.00         108.63       120.64
     Mar 93 ..................            120.00         110.67       125.21
     Apr 93 ..................            168.00         107.85       120.95
     May 93 ..................            168.00         110.30       120.42
     Jun 93 ..................            160.00         110.39       117.31
     Jul 93 ..................            180.00         109.80       128.80
     Aug 93 ..................            152.00         113.58       131.96
     Sep 93 ..................            128.00         112.44       134.34
     Oct 93 ..................            152.00         114.62       126.39
     Nov 93 ..................            156.00         113.14       121.85
     Dec 93 ..................            180.00         114.29       124.01
     Jan 94 ..................            184.00         117.99       130.11
     Feb 94 ..................            168.00         114.46       123.00
     Mar 94 ..................            172.00         109.22       117.73
     Apr 94 ..................            140.00         110.48       121.57
     May 94 ..................            156.00         111.85       127.76
     Jun 94 ..................            148.00         108.85       123.75
     Jul 94 ..................            136.00         112.28       126.39
     Aug 94 ..................            136.00         116.50       130.50
     Sep 94 ..................            148.00         113.37       120.78
     Oct 94 ..................            132.00         115.73       122.49
     Nov 94 ..................            120.00         111.16       114.96
     Dec 94 ..................            104.00         112.53       115.99
     Jan 95 ..................            108.00         115.26       123.05
     Feb 95 ..................            108.00         119.42       129.52
     Mar 95 ..................            108.00         122.68       129.69
     Apr 95 ..................            108.00         126.11       134.06
     May 95 ..................             88.00         130.69       144.09
     Jun 95 ..................             84.00         133.47       144.62
     Jul 95 ..................             84.00         137.71       148.49
     Aug 95 ..................             80.00         137.67       156.52
     Sep 95 ..................             84.00         143.19       166.19
     Oct 95 ..................             68.00         142.48       160.95
     Nov 95 ..................             60.00         148.32       172.16
     Dec 95 ..................             52.00         150.91       173.59
     Jan 96 ..................             96.00         155.83       182.27
     Feb 96 ..................             92.00         156.91       185.29
     Mar 96 ..................             87.49         158.16       187.07
     Apr 96 ..................             88.00         160.28       183.36
     May 96 ..................            108.00         163.94       186.92
     Jun 96 ..................             92.00         164.31       188.60
     Jul 96 ..................             76.00         156.80       184.31
     Aug 96 ..................             80.00         159.75       190.14
     Sep 96 ..................             86.02         168.41       202.73
     Oct 96 ..................             76.00         172.80       217.42
     Nov 96 ..................             76.00         185.48       237.90
     Dec 96 ..................             76.00         181.49       228.88
     Jan 97 ..................             88.00         192.62       247.34
     Feb 97 ..................             76.00         193.76       256.67
     Mar 97 ..................             66.02         185.50       238.04
     Apr 97 ..................             56.00         196.34       254.65
     May 97 ..................             58.02         207.84       266.13
     Jun 97 ..................             64.00         216.87       281.26


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

CLASS C COMMON STOCK (VOTING STOCK). At September 8, 1997, there were 496,860 shares of the Company's Class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's Class C common stock by each person known by the Company to own 5% or more of the outstanding shares of Class C common stock.

                                                                        Page 13
--------------------------------------------------------------------------------

                                 CLASS C                          PERCENT OF
NAME AND ADDRESS              COMMON SHARES       OUTSTANDING    SHARES ISSUED
OF BENEFICIAL OWNER         BENEFICIALLY OWNED    SHARES OWNED    OUTSTANDING
-------------------------   ------------------    ------------   -------------
Frank E. Holmes               1,373,402(1)          387,280         77.95%
7900 Callaghan Road
San Antonio, TX 78229

Marleau, Lemire Inc.             72,720             72,720          14.64%
1 Place Ville Marie
Suite 3601
Montreal, Quebec H3B 3P2

-------------------
(1) Includes 586,122 shares of Class C common stock underlying presently exercisable Class C common stock warrants held by Mr. Holmes and F. E. Holmes Organization Inc., a corporation wholly owned by Mr. Holmes; 102,280 shares of Class C common stock owned by F. E. Holmes Organization Inc.; 400,000 shares obtainable upon exercise of a Class C common stock option issued to Mr. Holmes; and 285,000 shares owned directly by Mr. Holmes.


CLASS A COMMON STOCK (NON-VOTING STOCK). At September 8, 1997, there were 6,105,730 shares of the Company's Class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's Class A common stock by each person known by the Company to own 5% or more of the outstanding shares of Class A common stock.

                                          CLASS A
        NAME AND ADDRESS OF            COMMON SHARES
        BENEFICIAL OWNER             BENEFICIALLY OWNED   PERCENT OF CLASS
        ------------------------     ------------------   ----------------
        Robertson Stephens & Co.        1,562,620(1)           25.590%
        San Francisco, CA

        Quest Management Co.              407,205(2)            6.670%
        New York, NY

        Frank E. Holmes                   361,899(3)            5.572%
        San Antonio, TX

        Constable Partners, L.P.          670,000(4)           10.970%
        Radnor, PA

        Mason Hill Asset                  409,000(5)            6.700%
        Management, Inc.
        New York, NY

--------------------
(1) Information is from Schedule 13D, dated December 16,1996, filed with the SEC, covering Robertson Stephens & Co., the Robertson Stephens Orphan Fund and the Robertson Stephens Contrarian Fund.

(2) Charles M. Royce controls Quest Advisory Corp. Quest Advisory Corp. owns 407,205 shares, or 6.67% of the Company's Class A common stock. Combined, Mr. Royce controls 9.73% of the Class A common stock outstanding. Information is from Schedule 13G filed with the SEC on February 15, 1997.

(3) Detail of beneficial ownership set forth below under "Security Ownership of Management."

(4) Information is from Schedule 13D, dated May 9, 1996, filed with the SEC.

(5) Mason Hill Asset Management, Inc. owns 250,500 shares or 4.02%. Equinox Partners, LP owns 158,500 shares or 2.55%. Mason Hill Asset Management, Inc. and Equinox Partners, L.P. may be deemed to be under the common control of William W. Strong. Information is from Schedule 13D filed with the SEC on March 26, 1996.


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of September 8, 1997, information regarding the beneficial ownership of the Company's Class A and Class C common stock by each director and by all directors and officers as a group. Except as otherwise indicated in the notes below each director owns directly the number of shares indicated in the table and has the sole voting power and investment power with respect to all such shares.

                                                                        Page 14
--------------------------------------------------------------------------------

                                 CLASS C                    -CLASS A
BENEFICIAL OWNER              COMMON STOCK        %       COMMON STOCK(1)    %
---------------------------   ------------     ------     --------------   -----

Bobby D. Duncan                    4,931        0.99%       20,652         0.33%
J. Stephen Penner                      0        0.00%       10,000         0.16%
Frank E. Holmes                1,373,402(2)    92.61%      361,899(3)      5.57%
Jerold H. Rubinstein                  --        0.00%       89,000         0.79%
Roy D. Terracina                      --        0.00%       10,000         1.40%
All directors and
officers as a
group (15 persons              1,378,333       92.94%      659,377(4)      9.85%
                               ---------       -----       -------         ----

-------------------
(1) Includes shares of Class A common stock underlying presently exercisable options held directly by each individual director as follows: Mr. Holmes - 201,000 shares; Mr. Rubinstein -50,000 shares; and Mr. Terracina - 51,000 shares.

(2) Includes 586,122 shares of Class C common stock underlying presently exercisable Class C common stock warrants held by Mr. Holmes and F. E. Holmes Organization Inc., a corporation wholly owned by Mr. Holmes; 400,000 shares underlying a presently exercisable option held by Mr. Holmes to purchase Class C common stock; 102,280 shares of Class C common stock owned by F. E. Holmes Organization Inc.; and 285,000 shares owned directly by Mr. Holmes.

(3) Includes 60,899 shares and options to obtain 201,000 shares of class A common stock as well as 100,000 shares of class A common stock held by F.E. Holmes Organization, Inc. a corporation wholly owned by Mr. Holmes. Mr. Holmes' 60,899 shares also include 1,300 shares of Class A common stock owned separately by Mr. Holmes' wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of Class A common stock.

(4) Includes the shares underlying presently exercisable options held by the directors and officers listed above and an additional 37,300 shares of Class A common stock underlying presently exercisable options held by officers other than those listed above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

USGI is invested in several of the mutual funds it manages. There is incorporated in this Item 13 by reference that portion of the U.S. Global Investors, Inc. ("USGI," the "Company" or "Registrant") Annual Report to Shareholders, attached to this Form 10-K as Exhibit 13, appearing under Note O to the Consolidated Financial Statements.

                                                                        Page 15
--------------------------------------------------------------------------------


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     1.   FINANCIAL STATEMENTS

          The Consolidated Financial Statements are incorporated herein by reference to the Company's Annual Report to Shareholders as an exhibit hereto (see Item 8):

               Report of Independent Accountants

               Consolidated Balance Sheets at June 30, 1997, and 1996

               Consolidated Statements of Operation for the three years ended June 30, 1997

               Consolidated Statements for Cash Flows for the three years ended June 30, 1997

               Consolidated Statements of Shareholders' Equity for the three years ended June 30, 1997

               Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          None

    3.    EXHIBITS

    3.1 Third Restated and Amended Articles of Incorporation of Registrant, incorporated by reference in the Registrant's Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession Number 0000754811-96-000025).

    3.2 By-Laws of Registrant, incorporated by reference to Exhibit D to the Registrant's Registration Statement No. 33-33012 filed on Form S-8 with the Commission on January 30, 1990.

    3.3 Amendment to Article II, Section 2 of the By-Laws, incorporated by reference to Exhibit 3(e) to the Registrant's Form 10-K for the fiscal year ended June 30, 1991.

    3.4   Amendment  to By-Laws of  Registrant,  incorporated  by  reference  to
          Exhibit 3(h) to the Registrant's Registration Statement No. 33-90518 filed on Form S-3 on March 16, 1995.

    3.5 Amendment to By-Laws, incorporated by reference in the Registrant's Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession No. 754811-96-000025).

    10.1 Advisory Agreement dated October 27, 1989, by and between Registrant and United Services Funds ("USF"), incorporated by reference to Exhibit (4)(b) to the Registrant's Form 10-K for fiscal year ended June 30, 1990.

    10.2 Advisory Agreement dated September 21, 1994, by and between Registrant and Accolade Funds, incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

    10.3 Sub-Advisory Agreement dated September 21, 1994, by and between Registrant and Accolade Funds/Bonnel Growth Fund and Bonnel, Inc., incorporated by reference to Exhibit 10.3 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

    10.4 Transfer Agency Agreement dated September 21, 1994, by and between United Shareholder Services, Inc. ("USSI") and Accolade Funds/Bonnel Growth Fund, incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

    10.5 Transfer Agent Agreement by and between USSI and USF, incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended June 30, 1989.

                                                                        Page 16
--------------------------------------------------------------------------------

    10.6 Loan Agreement between Registrant and Bank One, dated April 12, 1994, and Modification Agreement, dated February 28, 1995, for $1,385,000 for refinancing new building, incorporated by reference to Exhibit
          10.8 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95- 000002).

    10.7 United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to
          Exhibit 4(b) of the Registrant's Registration Statement No. 33-3012, Post- Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No.754811-97-000004).

    10.8 United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 754811-97-000004).

    10.9 U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 to the Registrant's Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 7548111-97-000003).

    10.10 Bookkeeping and Accounting Agreement by and between USSI and USF, dated February 1, 1992, incorporated by reference to Exhibit E 1 to the Registrant's Form 10-Q dated December 31, 1991.

    10.11 Bookkeeping and Accounting Agreement by and between USSI and Accolade Funds, dated September 21, 1994, incorporated by reference to Exhibit
          10.21 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

    11    Statement re: Computation of Per Share Earnings, filed herein.

    13    Annual Report to Shareholders, filed herein.

    21    List of Subsidiaries of the Registrant, filed herein.

    23.1  Consent of Independent Accountant, Price Waterhouse LLP, filed herein.

    23.2  Consent of Independent Accountant, Coopers & Lybrand, filed herein.

    27    Financial Data Schedule, filed herein.

(b) Reports on Form 8-K

    No Form 8-K was filed during the last quarter of the period covered by this report.

                                                                        Page 17
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S. GLOBAL INVESTORS, INC.

                                            BY:  /S/ David J. Clark
                                            --------------------------
                                                 DAVID J. CLARK
Date:   September 18, 1997                       CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                     CAPACITY IN WHICH SIGNED      DATE
------------------------      ------------------------      ------------------



/s/ Jerold H. Rubinstein      Director                      September 18, 1997
------------------------
JEROLD H. RUBINSTEIN



/s/ Roy D. Terracina          Director                      September 18, 1997
------------------------
ROY D. TERRACINA



/s/ Frank E. Holmes           Chairman of the Board         September 18, 1997
------------------------      of Directors
FRANK E. HOLMES               Chief Executive Officer



/s/ Bobby D. Duncan           Director                      September 18, 1997
------------------------
BOBBY D. DUNCAN



/s/ J. Stephen Penner         Director                      September 18, 1997
------------------------
J. STEPHEN PENNER



/s/ Thomas F. Lydon, Jr.      Director                      September 18, 1997
------------------------
THOMAS F. LYDON, JR.



/s/ David J. Clark            Chief Financial Officer       September 18, 1997
------------------------
DAVID J. CLARK



/s/ J. Michael Edwards        Chief Accounting Officer      September 18, 1997
------------------------
J. MICHAEL EDWARDS