Form 10-K/A
period 1997-06-30
U S GLOBAL INVESTORS INC
filed 1997-10-23
CIK 754811

FORM 10-K
                                 Amendment No. 1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark
 One)

/ X /         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                            AMENDED OCTOBER 23, 1997

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    FOR THE TRANSITION PERIOD FROM / / TO / /

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

--------------------------------------------------------------------------------

SEE ANNUAL REPORT ON FORM 10-K FILED SEPTEMBER 29, 1997, ACCESSION NUMBER 0000754811-97-000013, FOR REMAINING SECTIONS AND EXHIBITS.

--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

INCENTIVE COMPENSATION

During the last fiscal year, the individuals listed in the compensation table received the majority of their bonuses from individual performance pay arrangements. Mr. Flores, as head of the Investment Division, received bonuses based on a formula comparing performance of mutual funds he managed, or share management, to various indices, peer rankings/comparisons, and duration of sustained performance. Ms. McGee and Mr. Tays, as members of the Legal Department, receive a bonus based on timing, accuracy and completion of materials for the various boards of directors/trustees supported by the department and regulatory filings for the various entities. Mr. Tays' program also provides a bonus for results of regulatory examinations, fund accounting and complete registration of new mutual funds. Mr. Duncan received monthly, quarterly and/or annual bonuses based on the quality and timing of regulatory filings and company audits. The Investment Division program has been in place and is adjusted from time to time. The other arrangements were implemented during the second half of fiscal 1996.

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

Options granted under the 1985 Plan were granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company's stock and for up to ten years for other employees. The options were granted at an exercise price of not less than 100% of the fair market value as of the date of the grant, or 110% of the fair market value in the case of any officer or employee holding in excess of 10% of the combined voting power of the Company's stock. The aggregate fair market value of the class A common stock for which any employee was granted options in any calendar year could not exceed $100,000 plus any unused carry-over from a preceding year. All of the options were granted at or above market price on the date of the grant. As of September 8, 1997, option grants covering 85,500 shares have been exercised under the 1985 Plan; and grants covering 32,000 shares have expired.

In November 1989 the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (the "1989 Plan") which provides for the granting of options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, the 1989 Plan was approved by shareholders and amended to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of two outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 1997, there were grants covering 30,000 shares at an exercise price of $2.00 per share. All options were granted at or above market price on the date of grant. As of September 8, 1997, grants covering 393,000 shares have been exercised under the 1989 Plan; and grants covering 80,400 shares have expired.

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


COMPENSATION OF DIRECTORS

The Company pays non-employee directors $500 per meeting and may grant them options under the Company's 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $3,000 in any quarter paid in arrears. Messrs. J. Stephen Penner and Thomas F. Lydon Jr. were elected as non-employee directors on May 15, 1997, and June 1, 1997, respectively. Mr. Bobby D. Duncan was a non-employee director for a portion of the fiscal year following his termination of employment with the Company. Messrs. Jerold H. Rubinstein and Roy D. Terracina were non-employee directors for the full fiscal year. During the fiscal year ended June 30, 1997, Messrs. Terracina and Rubinstein each received cash compensation of $12,000; Messrs. Penner and Lydon received $1,500 and $1,000 respectively. Mr. Duncan received $2,000. Mr. Terracina is also a director of STFC where he received cash compensation of $2,400. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. During fiscal year 1997, Messrs. Penner, Lydon and Rubinstein were each awarded stock options covering 10,000 shares and Mr. Terracina was awarded stock options covering 50,000 shares

REPORT ON EXECUTIVE COMPENSATION

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

[GRAPHIC: LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                                       US GLOBAL         S&P         S&P
                                     INVESTORS INC.      500      FINANCIALS
                                        -36.00%        116.87%     181.26%
                                     --------------    -------    ----------
   Jun 92 .................. ......     100.00         100.00       100.00
   Jul 92 .................. ......     104.00         103.94       102.52
   Aug 92 .................. ......      96.00         101.44        97.65
   Sep 92 .................. ......     112.00         102.37       100.87
   Oct 92 .................. .......    110.02         102.58       103.19
   Nov 92 .................. .......    104.00         105.69       109.94
   Dec 92 .................. .......     98.02         106.76       114.54
   Jan 93 .................. .......     96.00         107.51       118.35
   Feb 93 .................. .......     96.00         108.63       120.64
   Mar 93 .................. .......    120.00         110.67       125.21
   Apr 93 .................. .......    168.00         107.85       120.95
   May 93 .................. .......    168.00         110.30       120.42
   Jun 93 .................. .......    160.00         110.39       117.31
   Jul 93 .................. .......    180.00         109.80       128.80
   Aug 93 .................. .......    152.00         113.58       131.96
   Sep 93 .................. .......    128.00         112.44       134.34
   Oct 93 .................. .......    152.00         114.62       126.39
   Nov 93 .................. .......    156.00         113.14       121.85
   Dec 93 .................. .......    180.00         114.29       124.01
   Jan 94 .................. .......    184.00         117.99       130.11
   Feb 94 .................. .......    168.00         114.46       123.00
   Mar 94 .................. .......    172.00         109.22       117.73
   Apr 94 .................. .......    140.00         110.48       121.57
   May 94 .................. .......    156.00         111.85       127.76
   Jun 94 .................. .......    148.00         108.85       123.75
   Jul 94 .................. .......    136.00         112.28       126.39
   Aug 94 .................. .......    136.00         116.50       130.50
   Sep 94 .................. .......    148.00         113.37       120.78
   Oct 94 .................. .......    132.00         115.73       122.49
   Nov 94 .................. .......    120.00         111.16       114.96
   Dec 94 .................. .......    104.00         112.53       115.99
   Jan 95 .................. .......    108.00         115.26       123.05
   Feb 95 .................. .......    108.00         119.42       129.52
   Mar 95 .................. .......    108.00         122.68       129.69
   Apr 95 .................. .......    108.00         126.11       134.06
   May 95 .................. .......     88.00         130.69       144.09
   Jun 95 .................. .......     84.00         133.47       144.62
   Jul 95 .................. .......     84.00         137.71       148.49
   Aug 95 .................. .......     80.00         137.67       156.52
   Sep 95 .................. .......     84.00         143.19       166.19
   Oct 95 .................. .......     68.00         142.48       160.95
   Nov 95 .................. .......     60.00         148.32       172.16
   Dec 95 .................. .......     52.00         150.91       173.59
   Jan 96 .................. .......     96.00         155.83       182.27
   Feb 96 .................. .......     92.00         156.91       185.29
   Mar 96 .................. .......     87.49         158.16       187.07
   Apr 96 .................. .......     88.00         160.28       183.36
   May 96 .................. .......    108.00         163.94       186.92
   Jun 96 .................. .......     92.00         164.31       188.60
   Jul 96 .................. .......     76.00         156.80       184.31
   Aug 96 .................. .......     80.00         159.75       190.14
   Sep 96 .................. .......     86.02         168.41       202.73
   Oct 96 .................. .......     76.00         172.80       217.42
   Nov 96 .................. .......     76.00         185.48       237.90
   Dec 96 .................. .......     76.00         181.49       228.88
   Jan 97 .................. .......     88.00         192.62       247.34
   Feb 97 .................. .......     76.00         193.76       256.67
   Mar 97 .................. .......     66.02         185.50       238.04
   Apr 97 .................. .......     56.00         196.34       254.65
   May 97 .................. .......     58.02         207.84       266.13
   Jun 97 .................. .......     64.00         216.87       281.26

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

                                 CLASS C                    -CLASS A
BENEFICIAL OWNER              COMMON STOCK        %       COMMON STOCK(1)    %
---------------------------   ------------     ------     --------------   -----

Bobby D. Duncan                    4,931        0.99%      116,652         1.84%
J. Stephen Penner                      0        0.00%       10,000         0.16%
Frank E. Holmes                1,373,402(2)    92.61%      361,899(3)      5.57%
Jerold H. Rubinstein                  --        0.00%       89,000         0.79%
Roy D. Terracina                      --        0.00%       10,000         1.40%
All directors and
officers as a
group (15 persons              1,378,333       92.94%      755,377(4)     11.12%
                               ---------       -----       -------         ----

-------------------
(1) Includes shares of Class A common stock underlying presently exercisable options held directly by each individual director as follows: Mr. Holmes - 201,000 shares; Mr. Duncan - 96,000 shares; Mr. Rubinstein -50,000 shares; and Mr. Terracina - 51,000 shares.

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

                                            U.S. GLOBAL INVESTORS, INC.

                                            BY:  /s/ David J. Clark
                                            --------------------------
                                                 DAVID J. CLARK
Date:   October 23, 1997                         CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       CAPACITY IN WHICH SIGNED      DATE
------------------------        ------------------------      ------------------



                                Director                      October 23, 1997
------------------------
JEROLD H. RUBINSTEIN



* /s/ Roy D. Terracina          Director                      October 23, 1997
------------------------
ROY D. TERRACINA



* /s/ Frank E. Holmes           Chairman of the Board         October 23, 1997
------------------------        of Directors
FRANK E. HOLMES                 Chief Executive Officer



* /s/ Bobby D. Duncan           Director                      October 23, 1997
------------------------
BOBBY D. DUNCAN



* /s/ J. Stephen Penner         Director                      October 23, 1997
------------------------
J. STEPHEN PENNER



* /s/ Thomas F. Lydon, Jr.      Director                      October 23, 1997
------------------------
THOMAS F. LYDON, JR.



/s/ David J. Clark              Chief Financial Officer       October 23, 1997
------------------------
DAVID J. CLARK



/s/ J. Michael Edwards          Chief Accounting Officer      October 23, 1997
------------------------
J. MICHAEL EDWARDS

* BY:

/s/ Susan B. McGee
------------------------
SUSAN B. MC GEE
Executive Vice President, Corporate Secretary
Power of Attorney