Form 10-Q
period 1997-09-30
U S GLOBAL INVESTORS INC
filed 1997-10-31
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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

                YES [X]                                  NO [ ]

On October 27, 1997 there were 6,293,414 shares of Registrant's Class A common stock outstanding and 496,860 shares of Registrant's Class C common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION ............................................   3
     Item 1.  Financial Statements .......................................   3
         Notes To Consolidated Financial Statements (Unaudited) ..........   7
     Item 2.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations..............................   9

PART II. OTHER INFORMATION................................................  12
     Item 6.  Exhibits And Reports On Form 8-K............................  12

SIGNATURES................................................................  13

EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE.............  14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    SEPTEMBER 30,   JUNE 30,
                                                       1997           1997
                                                    -----------   -----------
                                                    (UNAUDITED)
  CURRENT ASSETS

      Cash and cash equivalents .................   $ 1,147,249   $   722,121
      Trading securities, at fair
       value (Note B) ...........................       549,297       721,954
      Receivables (Note C):
         Mutual funds ...........................       933,266     1,080,046
         Custodial fees .........................       310,532       199,062
         Employees ..............................        51,775        63,700
         Receivable from brokers ................        14,847       240,709
         Residual equity interest ...............       217,861          --
         Other ..................................       236,644       220,850
      Prepaid expenses ..........................       406,832       475,577
      Deferred tax asset (Note D) ...............        91,677       103,239
                                                    -----------   -----------

         TOTAL CURRENT ASSETS ...................     3,959,980     3,827,258

  NET PROPERTY AND EQUIPMENT ....................     2,555,493     2,536,081
                                                    -----------   -----------
  OTHER ASSETS

      Restricted investments ....................       650,875       642,528
      Long-term receivables .....................       349,531       424,026
      Long-term deferred tax asset (Note D) .....     1,062,043     1,102,531
      Residual equity interest ..................          --         217,861
      Investment securities
       available-for-sale, at fair value (Note B)       597,122       557,315
      Equity investment in affiliate (Note A) ...     1,371,142     1,322,032
      Other .....................................        68,103        83,143
                                                    -----------   -----------

         TOTAL OTHER ASSETS .....................     4,098,816     4,349,436
                                                    -----------   -----------

                                                    $10,614,289   $10,712,775
                                                    ===========   ===========

         The accompanying notes are an integral part of this statement.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    SEPTEMBER 30,   JUNE 30,
                                                       1997           1997
                                                    -----------   -----------
                                                    (UNAUDITED)

  CURRENT LIABILITIES

      Current portion of capital lease obligation   $     3,139   $     9,614
      Current portion of notes payable ..........        45,781        44,899
      Current portion of annuity and
        contractual obligation ..................        18,000        18,000
      Accounts payable ..........................       254,499       367,163
      Accrued compensation and related costs ....       116,826       223,639
      Accrued profit sharing and 401(k) .........        29,680       109,251
      Accrued vacation pay ......................       107,369       107,369
      Accrued legal fees ........................        60,213        62,493
      Litigation accrual ........................       300,000       300,000
      Other accrued expenses ....................       178,835       144,632
                                                    -----------   -----------

       TOTAL CURRENT LIABILITIES ................     1,114,342     1,387,060
                                                    -----------   -----------

  Notes Payable-Net of Current Portion ..........     1,203,809     1,215,386
  Annuity and Contractual Obligations ...........       142,246       143,922
                                                    -----------   -----------

       TOTAL NON-CURRENT LIABILITIES ............     1,346,055     1,359,308
                                                    -----------   -----------

       TOTAL LIABILITIES ........................     2,460,397     2,746,368
                                                    -----------   -----------

  Commitments and contingent liabilities

  Shareholders' Equity
      Common stock (Class A)--
       $0.05 par value; non-voting;
       authorized, 7,000,000 shares .............       314,621       311,354
      Common stock (Class C)--
       $.05 par value; voting;
       authorized, 1,750,000 shares .............        24,843        28,110
      Additional paid-in-capital ................    10,580,347    10,587,909
      Treasury stock at cost ....................      (431,274)     (514,770)
      Net unrealized loss on available-for-sale
       securities (net of tax of $108,858
       and $91,212, respectively ................      (211,314)     (177,058)
      Equity in net unrealized gain on
       available-for-sale securities
       held by affiliate (net of tax
       of $26,342 and $10,237, respectively) ....        51,135        19,873
      Retained earnings (deficit) ...............    (2,174,466)   (2,289,011)
                                                    -----------   -----------

      TOTAL SHAREHOLDERS' EQUITY ................     8,153,892     7,966,407
                                                    -----------   -----------
                                                    $10,614,289   $10,712,775
                                                    ===========   ===========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                       1997           1996*
                                                    -----------   -----------
  REVENUE (NOTE C)
      Investment advisory fee ...................   $ 1,637,465   $ 1,626,788
      Transfer agent fee ........................       839,318       832,734
      Accounting fee ............................       260,312       130,703
      Exchange fee ..............................        47,810        58,865
      Custodial fees ............................       133,032       145,582
      Investment income (loss) ..................       (45,385)      582,810
      Other ............................ ........        73,328        59,512
      Government security interest income .......          --         286,509
      Government security accretion to par ......          --         130,402
      Gains (losses) on changes of
       interest in affiliate (Note A) ...........         1,682       (23,925)
                                                    -----------   -----------
                                                      2,947,562     3,829,980
                                                    -----------   -----------
  EXPENSES
      General and administrative ................     2,624,069     2,760,835
      Depreciation and amortization .............       124,117       107,438
      Interest-note payable and other ...........        31,300        25,032
      Interest expense-securities sold
       under agreement to repurchase ............          --         378,586
      Interest expense-
       subordinated debenture ...................          --          30,403
                                                    -----------   -----------
                                                      2,779,486     3,302,294
                                                    -----------   -----------

  EARNINGS BEFORE MINORITY INTEREST,
  EQUITY INTEREST AND INCOME TAXES ..............       168,076       527,686

  Equity in Net Earnings of Joint
    Venture (Note A) ............................          --         (41,130)
  Equity In Net Earnings of
    Affiliate (Note A) ..........................            61       299,521
                                                    -----------   -----------

  EARNINGS BEFORE INCOME TAXES ..................       168,137       786,077

  PROVISIONS FOR FEDERAL INCOME TAXES
      Current ...................................          --          12,000
      Deferred (Note D) .........................        53,592       202,441
                                                    -----------   -----------
                                                         53,592       214,441
                                                    -----------   -----------

  NET EARNINGS ..................................   $   114,545   $   571,636
                                                    ===========   ===========

  PER SHARE AMOUNTS
   Primary and fully diluted
   Continuing operations ........................   $      0.02   $     0 .09

  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   Primary and fully diluted ....................     6,677,878     6,619,329
                                                    ===========   ===========

*Reclassified for comparative purposes

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    -------------------------
                                                       1997           1996
                                                    -----------   -----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings ..............................   $   114,545   $   571,636
      Adjustments to reconcile to net cash
      provided by operating activities:
        Depreciation and amortization ...........       124,117       107,438
        Government security accretion ...........          --        (130,402)
        Net gain on sales of securities .........        (4,398)     (500,101)
        Gain on disposal of equipment ...........          (602)          (64)
        Gains on changes of interest in affiliate        (1,682)     (129,132)
        Treasury stock reissued .................        53,434       104,094
      Changes in assets and liabilities,
      impacting cash from operations:
         Restricted investments .................        (8,347)       (8,066)
         Accounts receivable ....................       354,298       246,168
         Deferred tax asset .....................        53,592       202,441
         Prepaid expenses and other .............        83,683      (453,917)
         Trading securities .....................        85,346       965,723
         Accounts payable .......................      (112,664)     (106,061)
         Accrued expenses .......................      (154,461)     (145,523)
                                                    -----------   -----------
      Total adjustments .........................       472,316       152,598
                                                    -----------   -----------

  NET CASH PROVIDED BY OPERATIONS ...............       586,861       724,234
                                                    -----------   -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment .......      (143,489)      (80,610)
      Net proceeds on sale of equipment .........           602           800
      Purchase of available-for-sale securities .          --        (100,000)
                                                    -----------   -----------

  NET CASH USED IN INVESTING ACTIVITIES .........      (142,887)     (179,810)
                                                    -----------   -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on annuity .......................        (1,676)       (1,563)
      Payments on note payable to bank ..........       (10,695)      (15,275)
      Payments on capital lease .................        (6,475)      (17,773)
      Net proceeds from securities sold
       under agreement to repurchase ............          --         133,625
      Payments on subordinated debenture to
       related party ............................          --        (150,000)
      Proceeds from issuance of preferred
       stock, warrants, and options .............          --           7,500
      Purchase of Treasury stock ................          --         (46,882)


  NET CASH USED IN FINANCING ACTIVITIES .........       (18,846)      (90,368)
                                                    -----------   -----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS .....       425,128       454,056

  BEGINNING CASH AND CASH EQUIVALENTS ...........       722,121       666,250
                                                    -----------   -----------

  ENDING CASH AND CASH EQUIVALENTS ..............   $ 1,147,249   $ 1,120,306
                                                    ===========   ===========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest ....................   $    31,300   $   468,229

         The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. U.S. Global Investors, Inc. ("the Company" or "U.S. Global") has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Shareholder Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC"), A&B Mailers, Inc. ("A&B") and U.S. Global Investors (Guernsey) Limited ("USGG"). Additionally, the Company has continued to account for its investment in the offshore fund, U.S. Global Strategies Fund Limited ("the Guernsey Fund") using the equity method of accounting, as the Company held a 15% and 27% interest in the Guernsey Fund as of September 30, 1997 and 1996, respectively. This resulted in the Company recording earnings of $61 and $299,521 for the quarter ending September 30, 1997 and 1996 respectively, which is included in earnings before taxes in the income statement. In addition, due to changes in its equity interest of the Guernsey Fund during the quarter, the Company recorded a gain (loss) of $1,682 and ($23,925) for the quarter ended September 30, 1997 and 1996, respectively. Similarly, the Company had a one-third interest in United Services Advisors Canada, Inc. ("USACI"), which was sold in June 1997 to the USACI management group, which now controls 100% of USACI. However, utilizing the equity method of accounting, the Company recorded a net loss of $41,130 for the quarter ending September 30, 1996.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

The results of operations for the three month period ended September 30,1997, are not necessarily indicative of the results to be expected for the entire year.

NOTE B.  SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the market value of investments classified as trading at September 30, 1997 and 1996 was $549,297 and $1,089,530, respectively. The net change in the unrealized holding gain (loss) on trading securities held at September 30, 1997 and 1996 that has been included in earnings for the three-month period is ($80,606) and $48,211, respectively.

The estimated fair value of the investments classified as available-for-sale at September 30, 1997 was $597,122 with $320,172 (before tax) in unrealized losses being recorded as a separate component of shareholders' equity. These venture capital investments are reflected as non-current assets on the September 30, 1997 consolidated balance sheet. These investments are in private placements which are restricted for sale as of September 30, 1997. It is anticipated the securities obtained in these private placements will become free trading within one year. During the quarter, the Company recorded no realized gains as no securities were transferred from available-for-sale securities to trading securities.

The estimated fair value of the investments classified as available-for-sale at June 30, 1997 was $557,315 with $268,270 (before tax) in unrealized losses being recorded as a separate component of shareholders' equity. During fiscal 1997, the Company recorded income related to realized gains of $218,860 and unrealized gains of $100,349 on securities which were transferred from the available-for-sale category to the trading category upon becoming free trading.

NOTE C.  INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment advisor to U.S. Global Investors Funds ("USGIF"), U.S. Global Accolade Funds ("USGAF") and the Guernsey Fund and receives a fee based on a specified percentage of net assets under management. The Company also serves as transfer agent to USGIF and USGAF and received a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal and accounting services to USGIF and USGAF. The Company has decided to outsource the bookkeeping and accounting functions currently performed by USSI during the second quarter of fiscal 1998. The Company also receives exchange, maintenance, closing, and small account fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF continue to be the Company's primary revenue source.

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

U.S. Global has voluntarily waived or reduced its advisory fee; guaranteed that fund expenses will not exceed certain limits; and/or has agreed to pay expenses on several USGIF and USGAF funds and the Guernsey Fund for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the three month period ended September 30, 1997, and September 30, 1996 was $987,198, and $801,018, respectively.

Receivables from mutual funds represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, transfer agent fees, accounting fees, and exchange fees and are net of amounts payable to the mutual funds.

The investment advisory contract and related contracts between the Company and USGIF were recently renewed and expire on or about October 26, 1998, and the contracts between the Company and USGAF expire on or about March 8, 1998. Management anticipates the Trustees of both USGIF and USGAF will renew the contracts.

NOTE D.  INCOME TAXES

The differences in income taxes attributable to continuing operations determined by applying the U.S. federal statutory rate of 34% and the Company's effective tax rate are summarized as follows:

                                                         QUARTER ENDED
                                                         SEPTEMBER 30,
                                                    ----------------------
                                                      1997         1996
                                                    ---------    ---------
     Tax expense at statutory rate ..............   $  57,167    $ 267,266
     Exercise of non-qualified stock options
       treated as equity for financial statements        --         (2,284)
     Non-deductible membership dues .............         919        3,371
     Non-deductible meals and entertainment .....       3,038        9,528
     Other ......................................      (7,530)     (63,440)
                                                    ---------    ---------
                                                    $  53,592    $ 214,441
                                                    =========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of September 30, 1997 and 1996 are presented below:

                                                            SEPTEMBER 30,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Book/tax differences in the balance sheet:
       Accumulated depreciation ..................   $    98,199    $   115,544
       Accrued expenses ..........................        47,039         32,791
       Annuity obligations .......................        54,484         56,705
       Reduction in carrying value of joint venture         --          210,630
       Net unrealized holding gain (affiliate) ...          --           50,495
       Net unrealized holding gain ...............          --           98,064
       Available-for-sale securities .............       108,858           --
       Trading securities ........................        44,637           --
                                                     -----------    -----------
                                                         353,217        564,229

Tax carryovers:
       NOL carryover .............................       754,879        748,228
       Contributions carryover ...................        91,750         71,084
       Investment credit carryover ...............          --           34,472

       Minimum tax credits .......................       114,270        129,786
                                                     -----------    -----------
                                                         960,899        983,570
                                                     -----------    -----------

    Total gross deferred tax asset ...............     1,314,116      1,547,799
                                                     -----------    -----------

    Affiliated investment ........................      (134,055)      (185,287)
    Trading securities ...........................          --          (10,118)
    Available-for-sale securities ................      (108,858)       (98,064)
                                                     -----------    -----------
    Total gross deferred tax liability ...........      (242,913)      (293,469)
                                                     -----------    -----------
    Net deferred tax asset .......................   $ 1,071,203    $ 1,254,330
                                                     ===========    ===========

For federal income tax purposes at September 30, 1997, the Company has net operating losses ("NOLs") of approximately $2.2 million which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $270,000 expiring 1998-2000, and alternative minimum tax credits of $114,270 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under
Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to September 30, 1997, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs which give rise to the deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

U.S. Global Investors, Inc. ("the Company " or "U.S. Global") posted net after tax earnings of $114,545 ($0.02 per share) for the quarter ended September 30, 1997, compared to net after tax earnings of $571,636 ($0.09 per share) for the quarter ended September 30, 1996.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees that are dependent on average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations. As of October 28, 1997, total assets under management for U.S. Global Investors Funds ("USGIF") were approximately $1.32 billion and total assets under management for U.S. Global Accolade Funds ("USGAF") were approximately $143 million.

Assets under management for USGIF for the quarter ended September 30, 1997 averaged $1.35 billion versus $1.33 billion for the quarter ended September 30, 1996. This increase in average assets primarily resulted from an increase in the value of non-gold related assets. Assets under management for USGAF averaged $142 million for the quarter ended September 30, 1997 versus $81 million for the quarter ended September 30, 1996. This increase in average assets is attributable to an increase in assets in the Bonnel Growth Fund as well as the addition of the MegaTrends Fund (November 1996), the Adrian Day Global Opportunity Fund (February 1997), and the Regent Eastern European Fund (April
1997) to the USGAF family of funds.

REVENUES

Total consolidated revenues decreased approximately $882,000 (23%) primarily due to a 107% decrease in investment income and a 100% decrease in interest income and accretion of the U.S. Government Agency Notes ("Notes"). As previously disclosed, these Notes matured during March 1997.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately $274,000 (295%) to $367,000 ($0.06 per share), from $93,000 ( $0.01 per share). This was primarily due to an increase in operating revenues of $137,000 combined with a corresponding decrease in general and administration expenses of the same amount.

EXPENSES

Offsetting the decrease of $882,000 in total consolidated revenues was a $523,000 (16%) decrease in total consolidated expenses. This decrease resulted from a reduction in interest expense of $409,000 on securities sold under agreement to repurchase to broker-dealers and the subordinated debenture. This reduction in interest expense is due to the fact that $26.75 million par value Notes were held throughout the quarter ended September 30, 1996, whereas there were no Notes held during the quarter ended September 30, 1997. During fiscal 1997 the balance of the Notes was paid in full. Exclusive of the expenses attributable to the purchase and financing of the Notes, total consolidated expenses of the Company decreased $114,000 (4%) for the quarter ended September 30, 1997 primarily due to decreases in compensation and travel-related expenditures.

INVESTMENT ACTIVITIES

As of September 30, 1997, the Company held approximately $1.2 million in investment securities compared to $1.3 million as of September 30, 1996. The value of these investments approximated 14% and 16%, respectively, of shareholders' equity at period end. Company investments in marketable securities classified as trading securities totaled approximately $.6 million (market value). In addition, there was approximately $.6 million in investments in securities classified as available-for-sale. These securities are primarily private placements that Management expects will become free-trading within one year. During the quarter ending September 30, 1997, net investment gain from the sale of investments aggregated approximately $4,000, compared to a gain of $500,000 for the quarter ending September 30, 1996. As reflected by these amounts, gains and/or losses on the Company's trading activities vary significantly from period to period. However, Management is not concerned with these fluctuations, and continues to believe that such activities are in the best interest of the Company. The activities are reviewed by Company compliance personnel and reported to investment advisory clients.

LIQUIDITY AND CAPITAL RESOURCES

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

TAX LOSS CARRYFORWARDS

Management assessed the likelihood of realization of the recorded deferred tax asset at September 30, 1997. Net operating losses ("NOLs") of $2.2 million, primarily resulting from the non-cash charge to earnings related to the purchase of the Notes during fiscal 1995, do not expire until fiscal 2010. Based on the current level of earnings and management's expectations for the future, management believes that operating income will generate the minimum amount of future taxable income necessary to fully realize the deferred tax assets. As such, management has not included a valuation allowance at September 30, 1997.

SETTLEMENT POOL

In June 1992, the Company made its final payment to the settlement pool established under the June 1988 settlement agreement relating to the original Prospector Fund (now operating as the U.S. Global Resources Fund); and the settlement pool made the final payout to "Eligible Shareholders" thereof in June 1992. Under the agreement, any amounts payable to "Eligible Shareholders" who cannot be located, together with interest thereon, will be held until June 30, 1998.

At that time, such amounts will be made available to all persons claiming subrogation. The Company has first right of subrogation to the amounts. The amount of cash held at September 30, 1997, was approximately $649,000. Management believes the Company will receive a sum that will equal or exceed the amount currently recorded as the Company's residual equity interest, $217,861, and accordingly the Company would recognize income to the extent the amount of cash received exceeds the residual equity interest.

DECISION TO OUTSOURCE

To continue to provide competitive and technologically advanced fund accounting and shareholder record keeping services to its mutual fund clients, during the quarter the Company made the decision to: 1) outsource the bookkeeping and accounting functions currently performed by its wholly owned subsidiary, United Shareholder Services, Inc, to Brown Brothers Harriman & Co. ("BBH"), and 2) license DST's mutual fund software system for its transfer agent/shareholder record keeping functions.

It is anticipated that the conversion to BBH will be completed during the second quarter of fiscal 1998. While the Company will forego accounting fees associated with this function, the company will experience corresponding reductions in current direct departmental expenses, estimated costs required to hire additional personnel, and expenses to maintain and upgrade equipment. In addition, the decision to engage BBH will allow the Company to take advantage of BBH's established international network with on-site contacts in the markets in which the Company invests.

The decision to remotely utilize the DST transfer agent and image-based work management system allows the Company to transfer the inherent technological risks and associated significant capital expenditures required to update and maintain a transfer agency system. It is expected that the conversion to the DST mutual fund software will be completed by the end of the third quarter of fiscal 1998.

CONCLUSION

Management believes current cash reserves, plus financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the Company to take advantage of investment opportunities whenever available.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits

     11   Statement re: Computation of Per Share Earnings
     27   Financial Data Schedule

2.   Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            U.S. GLOBAL INVESTORS, INC.


DATED: October 30, 1997                     BY:  /S/ SUSAN B. MCGEE
                                               --------------------
                                                 Susan B. McGee
                                                 Executive Vice President
                                                 Corporate Secretary
                                                 General Counsel

DATED: October 30, 1997                     BY:  /S/ DAVID J. CLARK
                                               --------------------
                                                 David J. Clark
                                                 Chief Financial Officer
                                                 Chief Operating Officer

DATED: October 30, 1997                     BY: /S/ J. MICHAEL EDWARDS
                                                ----------------------
                                                 J. Michael Edwards
                                                 Chief Accounting Officer