Form 10-Q
period 1997-12-31
U S GLOBAL INVESTORS INC
filed 1998-02-03
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                      ------------------------------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                      ------------------------------------

                         Commission File Number 0-13928

                           U.S. GLOBAL INVESTORS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      ------------------------------------


                 Texas                                   74-1598370
      (STATE OR OTHER JURISDICTION        (IRS EMPLOYER IDENTIFICATION NUMBER)
    OF INCORPORATION OR ORGANIZATION)

            7900 Callaghan Road
            San Antonio, Texas                           78229-2327
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

                           YES X                NO

On January 23, 1998, there were 6,293,414 shares of Registrant's class A common stock outstanding and 496,860 shares of Registrant's class C common stock issued and outstanding.

                           U.S. GLOBAL INVESTORS, INC.

                                    I N D E X

PART I--FINANCIAL INFORMATION
   Item 1. Financial Statements..............................................3
      Consolidated Balance Sheets--
         December 31, 1997, and June 30, 1997................................3
      Consolidated Statements of Operations--
         Six-Month and Three-Month Periods Ended
         December 31, 1997, and 1966.........................................5
      Consolidated Statements of Cash Flow--
         Six-Month Periods Ended December 31, 1997, and 1996.................6
      Notes To Consolidated Financial Statements.............................7
   Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........................10

PART II--OTHER INFORMATION
   Item 6. Exhibits and Reports On Form 8-K.................................13
   Signatures...............................................................14
   Exhibit 11--Schedule of Computation of Net Earnings Per Share............15

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           U.S. GLOBAL INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,     JUNE 30,
                                                         1997            1997
                                                      -----------    -----------
                                                      (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...................    $ 1,170,031    $   722,121
     Trading securities, at fair
         value (Note B) ..........................        941,278        721,954
     Receivables (Note C):
         Mutual funds ............................        886,677      1,080,046
         Custodial fees ..........................        428,934        199,062
         Employees ...............................         81,608         63,700
         Receivable from brokers .................          6,128        240,709
         Residual equity interest ................        217,861           --
         Other ...................................        147,360        220,850
     Prepaid expenses ............................        520,719        475,577
     Deferred tax asset (Note D) .................         50,461        103,239
                                                      -----------    -----------

         TOTAL CURRENT ASSETS ....................      4,451,057      3,827,258
                                                      -----------    -----------

NET PROPERTY AND EQUIPMENT .......................      2,536,585      2,536,081
                                                      -----------    -----------

OTHER ASSETS
     Restricted investments ......................        634,251        642,528
     Long-term receivables .......................        327,857        424,026
     Long-term deferred tax asset (Note D) .......      1,035,563      1,102,531
     Residual equity interest ....................           --          217,861
     Investment securities available-for-sale,
       at fair value (Note B) ....................        589,018        557,315
     Equity investment in affiliate (Note A) .....      1,225,215      1,322,032
     Other .......................................         98,063         83,143
                                                      -----------    -----------

         TOTAL OTHER ASSETS ......................      3,909,967      4,349,436
                                                      -----------    -----------

                                                      $10,897,609    $10,712,775
                                                      ===========    ===========

         The accompanying notes are an integral part of this statement.

                                                      DECEMBER 31,     JUNE 30,
                                                         1997            1997
                                                      -----------    -----------
                                                      (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of capital
       lease obligation ..........................    $       953   $     9,614
     Current portion of notes payable ............         46,681        44,899
     Current portion of annuity and
       contractual obligation ....................         18,000        18,000
     Accounts payable ............................        331,467       367,163
     Accrued compensation and related costs ......        128,015       223,639
     Accrued profit sharing and 401(k) ...........        141,735       109,251
     Accrued vacation pay ........................        107,369       107,369
     Accrued legal fees ..........................         50,746        62,493
     Litigation accrual (Note E) .................           --         300,000
     Other accrued expenses ......................        523,670       144,632
                                                      -----------   -----------

     TOTAL CURRENT LIABILITIES ...................      1,348,636     1,387,060
                                                      -----------   -----------

     Notes payable-net of current portion ........      1,191,998     1,215,386
     Annuity and contractual obligations .........        140,541       143,922
                                                      -----------   -----------

     TOTAL NON-CURRENT LIABILITIES ...............      1,332,539     1,359,308
                                                      -----------   -----------

     TOTAL LIABILITIES ...........................      2,681,175     2,746,368
                                                      -----------   -----------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
     Common stock (Class A)--$0.05 par value;
        non-voting; authorized, 7,000,000  shares         314,671       311,354
     Common stock (Class C)--$0.05 par value;
        voting; authorized, 1,750,000 shares .....         24,843        28,110
     Additional paid-in capital ..................     10,581,797    10,587,909
     Treasury stock at cost ......................       (454,888)     (514,770)
     Net unrealized gain on available-for-sale
          securities (net of tax of $111,614
          and $91,212, respectively) .............       (216,662)     (177,058)
     Equity in net unrealized gain on
          available-for-sale securities
         held by affiliate (net of tax of
          $13,605 and $10,237, respectively) .....         26,410        19,873
     Retained earnings (deficit) .................     (2,059,737)   (2,289,011)
                                                      -----------   -----------

     TOTAL SHAREHOLDERS' EQUITY ..................      8,216,434     7,966,407
                                                      -----------   -----------

                                                      $10,897,609   $10,712,775
                                                      ===========   ===========

         The accompanying notes are an integral part of this statement.

                          U.S. GLOBAL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                 DECEMBER 31,                    DECEMBER 31,
                                                        ---------------------------     ---------------------------
                                                            1997            1996            1997            1996
                                                        -----------     -----------     -----------     -----------
REVENUE (NOTE C)
     Investment advisory fee .......................    $ 3,135,836     $ 3,344,281     $ 1,498,372     $ 1,717,493
     Transfer agent fee ............................      1,705,811       1,713,861         866,493         881,127
     Accounting fee ................................        399,996         258,877         139,684         128,174
     Exchange fee ..................................         99,180         128,101          51,370          69,236
     Custodial fee .................................        282,355         288,341         149,323         142,759
     Investment income .............................        171,901         931,912         217,287         349,102
     Other .........................................        140,014         172,922          66,686         113,410
     Government security interest income ...........           --           573,407            --           286,898
     Government security accretion to par ..........           --           237,993            --           107,591
     Gain (Loss) on changes of
         interest in affiliate (Note A) ............          6,009          (4,811)          4,326          19,114
                                                        -----------     -----------     -----------     -----------
                                                          5,941,102       7,644,884       2,993,541       3,814,904
EXPENSES
     General and administrative ....................      5,154,095       5,697,519       2,530,028       2,936,684
     Depreciation and amortization .................        247,635         225,765         123,517         118,327
     Interest-note payable and other ...............         60,586          60,206          29,286          35,174
     Interest expense-securities sold
         under agreement to repurchase .............           --           758,113            --           379,527
     Interest expense-convertible
         subordinated debenture ....................           --            56,888            --            26,485
                                                        -----------     -----------     -----------     -----------
                                                          5,462,316       6,798,491       2,682,831       3,496,197
                                                        -----------     -----------     -----------     -----------
EARNINGS BEFORE MINORITY INTEREST,
     EQUITY INTEREST AND INCOME TAXES ..............        478,786         846,393         310,710         318,707
EQUITY IN NET EARNINGS (LOSS) OF JOINT
     VENTURE (NOTE A) ..............................           --           (97,612)           --           (56,482)
EQUITY IN NET EARNINGS (LOSS) OF
     AFFILIATE (NOTE A) ............................       (112,732)        289,346        (112,793)        (10,175)
                                                        -----------     -----------     -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES ................        366,054       1,038,127         197,917         252,050

PROVISIONS FOR FEDERAL INCOME TAXES
     Current .......................................           --            25,000            --            13,000
     Deferred (Note D) .............................        136,780         301,544          83,188          99,103
                                                        -----------     -----------     -----------     -----------
                                                            136,780         326,544          83,188         112,103
                                                        -----------     -----------     -----------     -----------

NET EARNINGS .......................................    $   229,274     $   711,583     $   114,729     $   139,947
                                                        ===========     ===========     ===========     ===========


PER SHARE AMOUNTS
     Primary and fully diluted .....................    $      0.03     $      0.11     $      0.02     $      0.02

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING
     Primary and fully diluted .....................      6,668,112       6,600,802       6,673,704       6,589,134
                                                        ===========     ===========     ===========     ===========

         The accompanying notes are an integral part of this statement.

                          U.S. GLOBAL INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                          1997          1996
                                                      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ................................    $  229,274    $  711,583
Adjustments to reconcile to net cash
provided by operating activities:
     Depreciation and amortization ...............       247,635       225,765
     Government security accretion ...............          --        (237,993)
     Net gain on sales of securities .............       (65,121)     (892,092)
     Gain on disposal of equipment ...............        (1,011)          (64)
     Gain on changes of interest in affiliate ....        (6,009)        4,811
     Treasury stock reissued .....................        53,434       163,274
Changes in assets and liabilities,
impacting cash from operations:
     Restricted investments ......................         8,277       (16,182)
     Accounts receivable .........................       372,331       499,913
     Deferred tax asset ..........................       136,780       301,544
     Prepaid expenses and other ..................        52,587      (844,855)
     Trading securities ..........................      (245,912)    1,437,077
     Accounts payable ............................       (35,696)     (144,409)
     Accrued expenses ............................         4,150       107,153
                                                      ----------    ----------
Total adjustments ................................       521,445       603,942
                                                      ----------    ----------

NET CASH PROVIDED BY OPERATIONS ..................       750,719     1,315,525
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net purchase of furniture
       and equipment .............................      (248,058)     (214,451)
     Proceeds on sale of equipment ...............         1,011           800
     Purchase of available-for-sale
       securities ................................          --        (200,000)
                                                      ----------    ----------

NET CASH (USED IN) INVESTING ACTIVITIES ..........      (247,047)     (413,651)
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on annuity .........................        (3,381)       (3,154)
     Payments on note payable to bank ............       (21,606)      (25,357)
     Proceeds from capital lease .................          --          25,330
     Payments on capital lease ...................        (8,661)      (25,237)
     Net proceeds from securities sold
       under agreement to repurchase .............          --         153,594
     Payments on subordinated debenture ..........          --        (300,000)
     Proceeds from issuance of common
       stock, warrants, and options ..............         1,500         8,250
     Purchase of treasury stock ..................       (23,614)     (306,348)
                                                      ----------    ----------

NET CASH (USED IN) FINANCING ACTIVITIES ..........       (55,762)     (472,922)
                                                      ----------    ----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS .......       447,910       428,952

BEGINNING CASH AND CASH EQUIVALENTS ..............       722,121       666,250
                                                      ----------    ----------

ENDING CASH AND CASH EQUIVALENTS .................    $1,170,031    $1,095,202
                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest ......................    $   60,586    $   795,527

         The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair
presentation  of  results  for  the  interim  periods  presented.   U.S.  Global
Investors, Inc. ("Company" or "U.S. Global") has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1997.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholders Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC"), A&B Mailers, Inc. ("A&B") and U.S. Global Investors (Guernsey) Limited ("USGG"). Additionally, the Company has continued to account for its investment in the offshore fund, U.S. Global Strategies Fund Limited ("the Guernsey Fund"), under the equity method of accounting, as the Company held a 16% and 20% interest in the fund as of December 31, 1997, and 1996, respectively. This resulted in the Company recording earnings (losses) of ( $112,732) and $289,346 for the six months ending December 31, 1997, and 1996, respectively, which is included in earnings before taxes in the income statement. In addition, due to changes in its equity interest of the fund, the Company recorded earnings (losses) of $6,009 and ($4,811) for the six months ending December 31, 1997, and 1996, respectively. Similarly, the Company had a one-third interest in United Services Advisors Canada, Inc. ("USACI"), which was sold in June 1997, to the USACI management group, which now controls 100% of USACI. However, utilizing the equity method of accounting for its interest in USACI, the Company recorded a net loss of $97,612 for the six months ending December 31, 1996.

U.S. Global has formed a company that was originally incorporated in Texas on April 25, 1994. This company, U.S. Global Brokerage, Inc. ("USGB"), formerly United Services Brokerage, Inc., will provide distribution of mutual fund shares for U.S. Global Investors Funds ("USGIF") and U.S. Global Accolade Funds ("USGAF").

All inter-company balances and transactions have been eliminated in consolidation. The results of operations for the six-month period ended December 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

NOTE B--SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the market value of investments classified as trading at December 31, 1997, was $941,278. The net change in the unrealized holding gain (loss) on trading securities held at December 31, 1997, and 1996, included in earnings for the six-month period was $36,682 and ($38,568), respectively.

The estimated fair value of the investments classified as available-for-sale at December 31, 1997, was $589,018 with $328,276 (before tax) in unrealized losses being recorded as a separate component of Shareholders' Equity as of December 31, 1997. These venture capital investments are reflected as non-current assets on the December 31, 1997, consolidated balance sheet, and generally are in private placements, which are restricted for sale as of December 31, 1997. It is anticipated the securities obtained in these private placements will become free trading within one year. During the six months, the Company recorded no realized gains or losses as no securities were transferred from available-for-sale securities to trading securities.

The estimated fair value of the investments classified as available-for-sale at June 30, 1997, was $557,315 with $268,270 (before tax) in unrealized losses being recorded as a separate component of Shareholders' Equity. During fiscal 1997, the Company recorded income related to realized gains of $218,860 and unrealized gains of $100,349 on securities transferred from the available-for-sale category to the trading category upon becoming free trading.

NOTE C--INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment advisor and transfer agent to USGIF and USGAF. For these services the Company receives fees based on a specified percentage of net assets under management and the number of shareholder accounts. The Company also provides in-house legal and accounting services to USGIF and USGAF. The Company outsourced the bookkeeping and accounting functions performed by USSI during the second quarter of fiscal 1998. The Company also receives exchange, maintenance, closing, and small account fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source. U.S. Global receives additional revenue from several sources including STFC custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities including lockbox functions and mailroom operations from A&B. Investment advisory fees, transfer agency fees, accounting fees, custodian fees and all other fees to the Company are recorded as income during the period in which services are performed.

U.S. Global has voluntarily waived or reduced its advisory fee, guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USGIF and USGAF funds and the Guernsey Fund for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the six-month periods ended December 31, 1997, and December 31, 1996, were $1,894,259 and $1,559,852, respectively. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, accounting fees, and exchange fees and are net of amounts payable to the mutual funds.

The investment advisory contract and related contracts between the Company and USGIF were recently renewed and expire on or about October 26, 1998. The contracts between the Company and USGAF expire on or about March 8, 1998. Management anticipates the Trustees of both USGIF and USGAF will continue to renew the contracts.

NOTE D--INCOME TAXES

The differences in income taxes attributable to continuing operations determined by applying the U.S. federal statutory rate of 34% and the Company's effective tax rate are summarized as follows:

                                                       SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                              1997
                                                           ---------
           Tax expense at statutory rate                   $ 124,459
           Non-deductible membership dues                      6,044
           Non-deductible meals and entertainment             16,553
           Other                                             (10,276)
                                                           ---------
                                                           $ 136,780
                                                           =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of December 31, 1997, is presented below:

                                                         DECEMBER 31,
                                                            1997
                                                         ----------
            Book/tax differences in the balance sheet:
                     Accumulated depreciation            $  100,748
                     Accrued expenses                        46,035
                     Annuity obligations                     53,904
                     Available-for-sale securities          111,614
                     Trading securities                       4,426
                                                         ----------
                                                            316,727

            Tax carryovers:
                     NOL carryover                          661,171
                     Contributions carryover                104,639
                     Minimum tax credits                    114,270
                                                         ----------
                                                            880,080
                                                         ----------
                     Total gross deferred tax asset       1,196,807
                                                         ----------

            Affiliated investment                           (97,178)
            Available-for-sale securities                  (111,614)
                                                         ----------
            Total gross deferred tax liability             (208,792)
                                                         ----------
            Net deferred tax asset                       $  988,015
                                                         ==========

For federal income tax purposes at December 31, 1997, the Company has net operating losses ("NOLs") of approximately $1.9 million that will expire, in part, in fiscal 2007 and 2010, charitable contribution carryovers of approximately $308,000 expiring 1998-2000, and alternative minimum tax credits of $114,270 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequently to December 31, 1997, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs that give rise to the deferred tax asset.

NOTE E--LITIGATION ACCRUAL

As discussed in the Company's Form 10-K for fiscal year ended June 30, 1997, Gerald C. Letch sued the Company in June 1994 in state district court in San Antonio, Texas, for breach of contract and asked for an unspecified amount of damages based upon an alleged oral promise by a deceased Company officer to pay a finder's fee for introducing certain parties to the Company. In November 1995, a judgment was entered in favor of Letch, with total damages aggregating $296,637.

On November 12, 1997, the Fourth Court of Appeals reversed the trial court's finding against the Company. Mr. Letch has filed a motion for rehearing; therefore, the Company continues to post a bond secured by restricted cash in connection with these appeals. The Company has no balance outstanding on this letter of credit and has no plans to draw upon it anytime in the future as the letter of credit was obtained solely to perfect the appeal.

The Company accrued approximately $100,000 (management's best estimate of the fees and expenses necessary to fund an appeal) and $300,000 (the approximate amount of the judgment) which were both recorded in the Company's Consolidated Statement of Operations in fiscal 1996. As a result of the appellate court's decision and legal counsel's estimate that this decision will stand, the Company reversed the $300,000 accrued for the original judgment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                  SIX MONTHS ENDED DECEMBER 31, 1997, AND 1996

The Company posted net earnings of $229,274 ($0.03 per share) for the six months ended December 31, 1997, as compared with net earnings of $711,583 ($0.11 per share) for the six months ended December 31, 1996.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees from managing U.S. Global Investors Funds ("USGIF") and U.S. Global Accolade Funds ("USGAF"), and these fees are dependent on average net assets. Fluctuations in the financial markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations. As of January 23, 1998, total assets under management for USGIF were approximately $1.25 billion and total assets under management for USGAF were $136 million.

Assets for the six months ended December 31, 1997, in the Company's two gold funds decreased by approximately $200 million (43%) over the six months ended December 31, 1996. However, because of the Company's diversification of fund offerings, average assets under management for USGIF for the six month periods ended December 31, 1997, and 1996, remained at $1.33 billion. Assets under management for USGAF averaged $144 million for the six months ended December 31, 1997, versus $95 million for the six months ended December 31, 1996. This increase was due to an increase in assets of the Bonnel Growth Fund, as well as the addition of the MegaTrends Fund (November 1996), the Adrian Day Global Opportunity Fund (February 1997), and the Regent Eastern European Fund (April
1997) to the USGAF family of funds.

REVENUES

Total consolidated revenues for the six months ended December 31, 1997, decreased approximately $1,704,000 (22%) over the six months ended December 31, 1996. This decrease was due to a decrease of approximately $760,000 in investment income, as well as an approximate $811,000 decrease in interest income and accretion of the U.S. Government Agency Notes ("Notes"). As previously disclosed in the Company's Form 10-K for fiscal year ended June 30, 1997, these Notes matured during March 1997. In addition, for the six months ended December 31, 1997, management advisory fees relating to the Company's two gold funds decreased approximately $736,000 (38%)over the same period last year. However, due to the increase in assets of non-gold related funds, total management fees remained constant for the six-month period ended December 31, 1997, versus the same period last year.

Earnings before interest and investment income (expense), taxes, depreciation and amortization (EBITDA) for the six months ended December 31, 1997, increased approximately $400,000 (192%) to $609,000 ($0.09 per share) from $209,000 ($0.03 per share) for the six months ended December 31, 1996. This was attributable to a decrease of approximately $543,000 (10%)general and administration expenses as discussed below.

EXPENSES

Total consolidated expenses decreased approximately $1,336,000 (20%) for the six months ended December 31, 1997, versus the six months ended December 31, 1996. This decrease resulted primarily from a decrease in general and administrative expenses, as well as a decrease in interest expense of approximately $815,000 on securities sold under repurchase agreements with broker-dealers from the six-month period ended December 31, 1996. This interest expense was related to $26.75 million par value Notes held during the six months ended December 31, 1996.

Exclusive of the expenses attributable to the purchase and financing of the Notes, total expenses of the Company decreased approximately $521,000 (9%) over the six months ended December 31, 1996, primarily due to decreases in compensation costs, marketing expenditures, travel-related costs, as well as the reversal of the litigation accrual discussed in Note E of the Consolidated Financial Statements. Alternatively, these decreases were somewhat offset by increased fund expenses to enhance performance for funds in USGIF and USGAF.

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

The Company posted net earnings of $114,789 ($0.02 per share) for the three months ended December 31, 1997, as compared with net earnings of $139,947 ($0.02 per share) for the three months ended December 31, 1996.

ASSETS UNDER MANAGEMENT

As previously stated, the primary source of the Company's revenue is advisory fees that are dependent on average net assets. Fluctuations in the financial markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations.

Assets under management for USGIF for the three months ended December 31, 1997, averaged $1.30 billion versus $1.33 billion for the three months ended December 31, 1996. This decrease in average assets primarily resulted from a decrease of $215 million (48%) in assets held in the Company's two gold funds during this same period. This decrease was partially offset by an increase in non-gold related assets. Assets under management for USGAF averaged $145 million for the quarter ended December 31, 1997, versus $108 million for the quarter ended December 31, 1996. This increase is attributable to the addition of three new funds as discussed previously.

REVENUES

Total consolidated revenues for the three months ended December 31, 1997, decreased approximately $821,000 (22%) over the three months ended December 31, 1996. This decrease resulted primarily from a reduction in interest income and accretion on the Notes purchased during the fiscal year ended June 30, 1995. In addition, for the three months ended December 31, 1997, management advisory fees relating to the Company's two gold funds decreased approximately $398,000 (43%) over the same period last year.

EBITDA for the three months ended December 31, 1997, increased approximately $126,000 (109%) to $242,000 ($0.04 per share), from $116,000 ($0.02 per share)
for the same period one year earlier. This is primarily attributable to a decrease in general and administrative expenses as discussed below.

EXPENSES

Total consolidated expenses for the three months ended December 31, 1997, decreased approximately $813,000 (23%) over the three months ended December 31, 1996. This decrease resulted primarily from a decrease of approximately $407,000 (14%) in general and administrative expenses, as well as a decrease of approximately $406,000 in interest expense on securities sold under repurchase agreements with broker-dealers.

General and administrative expenses of the Company decreased approximately $407,000 (13%) over the three months ended December 31, 1996, primarily as a result of a decrease in compensation expense, marketing expenditures, and the reversal of the litigation accrual discussed earlier in this report and also in "Liquidity and Capital Resources."

                         LIQUIDITY AND CAPITAL RESOURCES

FEE WAIVERS

The Company has agreed to waive a portion of its fee revenues and/or to pay for expenses of certain mutual funds for purposes of enhancing the funds'
competitive market position. Should assets of these funds increase, fund expenses borne by the Company may decrease to the extent that such expense caps exceed fund expenses; therefore, the Company may collect more fee revenues from the funds. The Company expects to continue to waive fees and/or pay for fund expenses as long as market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

TAX LOSS CARRYFORWARDS

Management assessed the likelihood of realization of the recorded deferred tax asset at December 31, 1997. Net operating losses ("NOLs") of $1.9 million, primarily resulting from the non-cash charge to earnings related to the purchase of the Notes during fiscal 1995 do not expire until fiscal 2010. Based on the current level of earnings and management's expectations for the future, management believes that operating income will generate the minimum amount of future taxable income necessary to fully realize the deferred tax assets. As such, management has not included a valuation allowance at December 31, 1997.

SETTLEMENT POOL

In June 1992, the Company made its final payment to the settlement pool established under the June 1988 settlement agreement relating to the original Prospector Fund (now operating as the U.S. Global Resources Fund), and the settlement pool made the final payout to "Eligible Shareholders" thereof in June 1992. Under the agreement, any amounts payable to "Eligible Shareholders" who cannot be located, together with interest thereon, will be held until June 30, 1998. At that time, such amounts will be made available to all persons claiming subrogation. The Company has first right of subrogation to the amounts. Cash held at December 31, 1997, was approximately $658,000. Management believes the Company will receive a sum that will equal or exceed the amount currently recorded as the Company's residual equity interest, $217,861, and accordingly the Company would recognize income to the extent the amount of cash received exceeds the residual equity interest.

DECISION TO OUTSOURCE

To continue to provide competitive and technologically advanced fund accounting and shareholder record keeping services to its mutual fund clients, during the previous quarter the Company made the decision to: (1) outsource the bookkeeping and accounting functions currently performed by its wholly owned subsidiary, United Shareholder Services, Inc., to Brown Brothers Harriman & Co. ("BBH"), and
(2) license DST's mutual fund software system for its transfer agent/shareholder record keeping functions.

The Company completed the conversion to BBH during the second quarter of fiscal 1998. While the Company will forego accounting fees associated with this function, the company will experience corresponding reductions in current direct departmental expenses, estimated costs required to hire additional personnel, and expenses to maintain and upgrade equipment. In addition, the decision to engage BBH will allow the Company to take advantage of BBH's established international network with on-site contacts in the markets in which the Company invests.

The decision to remotely utilize the DST transfer agent and image-based work management system allows the Company to transfer the inherent technological risks and associated significant capital expenditures required to update and maintain a competitive transfer agency system. It is expected that the conversion to the DST mutual fund software will be completed by the end of the third quarter of fiscal 1998.

LITIGATION ACCRUAL

On November 12, 1997, the Fourth Court of Appeals in San Antonio, Texas reversed the trial court's finding against the Company in a lawsuit brought against the Company in 1995. The Company believes the court's decision is consistent with the position the Company asserted throughout the litigation. In the case Mr. Letch alleged that a deceased Company officer, in a private meeting prior to his death, orally promised Mr. Letch compensation in exchange for introducing the Company to another person Mr. Letch had never met. The Company reversed the $300,000 accrued for the original judgment, thus positively impacting earnings for the current period.

U.S. GLOBAL BROKERAGE, INC.

The Company is in the process of registering its wholly owned subsidiary, U.S. Global Brokerage, Inc. ("USGB"), formerly United Services Brokerage, Inc., with the Securities and Exchange Commission and the National Association of
Securities Dealers, Inc. as a broker-dealer for the limited purpose of distributing mutual fund shares. To date, the Company has capitalized USGB with approximately $67,000 to cover costs associated with this registration.

CONCLUSION

Management believes current cash reserves, plus financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities, and also allow the Company to take advantage of investment opportunities whenever available.

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          PAGE NO.

1.   Exhibits
      11   Statement re: Computation of Per Share Earnings            15
      27   Financial Data Schedule

2.  Reports on Form 8-K                                              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DATED: January 30, 1998                 U.S. GLOBAL INVESTORS, INC.

                                        /S/ SUSAN B. MCGEE
                                        -------------------------------
                                        BY:    Susan B. McGee
                                               Executive Vice President
                                               Corporate Secretary
                                               General Counsel


DATED: January 30, 1998                 /S/ DAVID J. CLARK
                                        -------------------------------
                                        BY:    David J. Clark
                                               Chief Financial Officer
                                               Chief Operating Officer


DATED: January 30, 1998                 /S/ J. MICHAEL EDWARDS
                                        -------------------------------
                                        BY:    J. Michael Edwards
                                               Chief Accounting Officer

EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE

                                                   SIX MONTHS ENDED        THREE MONTHS ENDED
                                                     DECEMBER 31,             DECEMBER 31,
                                              -----------------------   -----------------------
                                                 1997         1996         1997         1996
                                              ----------   ----------   ----------   ----------
Net earnings ..............................   $  229,274   $  711,583   $  114,729   $  139,947
                                              ==========   ==========   ==========   ==========

PRIMARY
Weighted average number shares
     outstanding during the period ........    6,614,618    6,568,383    6,620,210    6,556,715

Add:
     Common stock  equivalent  shares
        (determined  using the  "treasury
        stock" method) representing shares
         issuable upon exercise
         of common stock warrants .........         --           --           --           --
     Common stock equivalent shares
          (determined using the
          "treasury stock" method)
         representing shares issuable
          upon exercise of common stock
          options .........................       53,494       32,419       53,494       32,419
                                              ----------   ----------   ----------   ----------
     Weighted average number of shares
          used in calculation of primary
          earnings per share ..............    6,668,112    6,600,802    6,673,704    6,589,134
                                              ==========   ==========   ==========   ==========

Primary earnings (loss) per share
     Net Earnings Per Share ...............   $     0.03   $     0.11   $     0.02   $     0.02
                                              ==========   ==========   ==========   ==========

FULLY DILUTED
Weighted average number of shares
     outstanding during the period ........    6,614,618    6,568,383    6,620,210    6,556,715

Add:
     Common stock  equivalent  shares
          (determined  using the
          "treasury  stock" method)
          representing shares issuable upon
          exercise of common stock warrants         --           --           --           --
     Common stock equivalent shares
          (determined using the
          "treasury stock" method)
          representing shares issuable upon
          exercise of common stock options        53,494       32,419       53,494       32,419
                                              ----------   ----------   ----------   ----------
     Weighted average number of shares used
         in calculation of fully diluted
          earnings, per share .............    6,668,112    6,600,802    6,673,704    6,589,134
                                              ==========   ==========   ==========   ==========

Fully diluted earnings (loss) per share
     Net Earnings Per Share ...............   $     0.03   $     0.11   $     0.02   $     0.02
                                              ==========   ==========   ==========   ==========