Form 10-Q
period 1998-03-31
U S GLOBAL INVESTORS INC
filed 1998-05-06
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

                  --------------------------------------------

                         Commission File Number 0-13928

                           U.S. GLOBAL INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  --------------------------------------------



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

                        YES  [X]                       NO [  ]

On April 28, 1998 there were 6,125,658 shares of Registrant's class A common stock and 496,830 shares of Registrant's class C common stock issued and outstanding.

                                    FORM 10-Q
                           U.S. GLOBAL INVESTORS, INC.

                                    I N D E X

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

     ITEM 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 1998, and June 30, 1997...............................  3

         Consolidated Statements of Operations
         Nine-Month and Three-Month Periods
         Ended March 31, 1998, and 1997..................................  5

         Consolidated Statements of Changes in Cash Flows
         Nine-Month Periods Ended March 31, 1998, and 1997...............  6

         Notes to Consolidated Financial Statements......................  7

     ITEM 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations....................... 10

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K........................... 14

Signatures............................................................... 15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       MARCH 31,      JUNE 30,
                                                         1998           1997
                                                      -----------   -----------
                                                      (UNAUDITED)

CURRENT ASSETS
     Cash and cash equivalents ...................    $ 1,661,773   $   722,121
     Trading securities, at fair
         value (Note B) ..........................        896,971       721,954
     Receivables (Note C):
         Mutual funds ............................        759,830     1,080,046
         Custodial fees ..........................        187,725       199,062
         Employees ...............................         72,631        63,700
         Receivable from brokers .................          1,111       240,709
         Residual equity interest ................        217,861          --
         Other ...................................         75,497       220,850
     Prepaid expenses ............................        497,500       475,577
     Deferred tax asset (Note D) .................         70,698       103,239
                                                      -----------   -----------

     TOTAL CURRENT ASSETS ........................      4,441,597     3,827,258
                                                      -----------   -----------

NET PROPERTY AND EQUIPMENT .......................      2,563,648     2,536,081
                                                      -----------   -----------

OTHER ASSETS
     Restricted investments ......................        271,172       642,528
     Long-term receivables .......................        272,959       424,026
     Long-term deferred tax asset (Note D) .......        985,398     1,102,531
     Residual equity interest ....................           --         217,861
     Investment securities available-for-sale,
       at fair value (Note B) ....................        823,447       557,315
     Equity investment in affiliate (Note A) .....      1,118,276     1,322,032
     Other .......................................         60,909        83,143
                                                      -----------   -----------

         TOTAL OTHER ASSETS ......................      3,532,161     4,349,436
                                                      -----------   -----------


                                                      $10,537,406   $10,712,775
                                                      ===========   ===========

         The accompanying notes are an integral part of this statement.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      MARCH 31,       JUNE 30,
                                                        1998           1997
                                                     -----------    -----------
                                                     (UNAUDITED)

CURRENT LIABILITIES
     Current portion of capital lease obligation .   $      --      $     9,614
     Current portion of notes payable ............        62,200         44,899
     Current portion of annuity and contractual
       obligation ................................        18,000         18,000
     Accounts payable ............................       337,939        367,163
     Accrued compensation and related costs ......        36,225        223,639
     Accrued profit sharing and 401(k) ...........        72,322        109,251
     Accrued vacation pay ........................       107,369        107,369
     Accrued legal fees ..........................        43,855         62,493
     Litigation accrual (Note E) .................          --          300,000
     Other accrued expenses ......................       225,893        144,632
                                                     -----------    -----------

     TOTAL CURRENT LIABILITIES ...................       903,803      1,387,060
                                                     -----------    -----------

     Notes payable-net of current portion ........     1,209,704      1,215,386
     Annuity and contractual obligations .........       138,805        143,922
                                                     -----------    -----------

     TOTAL NON-CURRENT LIABILITIES ...............     1,348,509      1,359,308
                                                     -----------    -----------

     TOTAL LIABILITIES ...........................     2,252,312      2,746,368
                                                     -----------    -----------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
     Common stock (Class A)-$0.05 par value;
          non-voting; authorized,
          7,000,000 shares .......................       314,971        311,354
     Common stock (Class C)-$.05 par value;
          voting; authorized,
          1,750,000 shares .......................        24,843         28,110
     Additional paid-in-capital ..................    10,591,708     10,587,909
     Treasury stock at cost ......................      (454,910)      (514,770)
     Net unrealized gain (loss) on
          available-for-sale securities
          (net of tax of $96,635 and $91,212,
          respectively) ..........................      (187,587)      (177,058)
     Equity in net unrealized gain on
          available-for-sale securities
          held by affiliate (net of tax of
          $13,801 and $10,237, respectively) .....        26,789         19,873
     Retained earnings (deficit) .................    (2,030,720)    (2,289,011)
                                                     -----------    -----------

     TOTAL SHAREHOLDERS' EQUITY ..................     8,285,094      7,966,407
                                                     -----------    -----------


                                                     $10,537,406    $10,712,775
                                                     ===========    ===========

         The accompanying notes are an integral part of this statement.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                      MARCH 31,                      MARCH 31,
                                            ---------------------------    ---------------------------
                                                1998           1997            1998            1997
                                            ------------    -----------    ------------    -----------
REVENUE (NOTE C)
     Investment advisory fee ............   $  4,461,383    $ 5,046,596    $  1,325,546    $ 1,702,315
     Transfer agent fee .................      2,503,159      2,517,000         797,348        803,139
     Accounting fee .....................        399,996        475,574            --          216,697
     Exchange fee .......................        141,265        198,457          42,085         70,356
     Custodial fee ......................        384,430        407,754         102,075        119,413
     Investment income ..................        250,792        843,449          78,891        (88,463)
     Other ..............................        250,777        278,046         110,763        105,124
     Government security interest income            --          760,124            --          186,717
     Government security accretion to par           --          306,926            --           68,933
     Gain (Loss) on changes of
         interest in affiliate (Note A) .         (1,600)        10,081          (7,609)        14,892
                                            ------------    -----------    ------------    -----------
                                               8,390,202     10,844,007       2,449,099      3,199,123
EXPENSES
     General and administrative .........      7,335,698      8,640,679       2,181,603      2,943,160
     Depreciation and amortization ......        339,726        350,803          92,091        125,038
     Interest-note payable and other ....         92,316         89,724          31,730         29,518
     Interest expense-securities sold
         under agreement to repurchase ..           --        1,007,099            --          248,986
     Interest expense-convertible
         subordinated debenture .........           --           73,006            --           16,118
                                            ------------    -----------    ------------    -----------
                                               7,767,740     10,161,311       2,305,424      3,362,820
                                            ------------    -----------    ------------    -----------

EARNINGS (LOSS) BEFORE MINORITY INTEREST,
     EQUITY INTEREST AND INCOME TAXES ...        622,462        682,696         143,675       (163,697)

EQUITY IN NET EARNINGS (LOSS) OF JOINT
     VENTURE (NOTE A) ...................           --         (145,061)           --          (47,449)
EQUITY IN NET EARNINGS OF
     AFFILIATE (NOTE A) .................       (212,636)       287,068         (99,905)        (2,278)
                                            ------------    -----------    ------------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES .....        409,826        824,703          43,770       (213,424)

PROVISIONS FOR FEDERAL INCOME TAXES
     Current ............................           --           25,000            --             --
     Deferred (Note F) ..................        151,535        221,497          14,755        (80,047)
                                            ------------    -----------    ------------    -----------
                                                 151,535        246,497          14,755        (80,047)
                                            ------------    -----------    ------------    -----------
NET EARNINGS ............................   $    258,291    $   578,206    $     29,015    $  (133,377)
                                            ============    ===========    ============    ===========

PER SHARE AMOUNTS
     Primary and fully diluted ..........   $        .04    $       .09    $         .00   $      (.02)

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING
     Primary ............................      6,667,718      6,585,290       6,671,560      6,559,396
     Fully diluted ......................      6,703,034      6,585,290       6,706,876      6,559,396
                                            ============    ===========    ============    ===========

         The accompanying notes are an integral part of this statement.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                            MARCH 31,
                                                       1998           1997
                                                   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ............................   $   258,291    $    578,206
Adjustments to reconcile to net cash provided
  by operating activities:
     Depreciation and amortization .............       339,726         350,803
     Government security accretion .............          --          (306,926)
     Net gain on sales of securities ...........      (169,194)     (1,057,259)
     Gain on disposal of equipment .............        (1,181)            (64)
     (Gain) loss on changes of interest in
       affiliate ...............................         1,600         (10,081)
     Treasury stock reissued ...................        75,565         388,610
Changes in assets and liabilities, impacting
  cash from operations:
     Restricted investments ....................       371,356           5,961
     Accounts receivable .......................       881,140         943,977
     Deferred tax asset ........................       151,535         221,497
     Prepaid expenses and other ................       212,851        (839,917)
     Trading securities ........................      (200,738)      1,972,140
     Accounts payable ..........................       (29,224)         51,580
     Accrued expenses ..........................      (462,674)        (87,545)
                                                   -----------    ------------
Total adjustments ..............................     1,170,762       1,632,776
                                                   -----------    ------------

NET CASH PROVIDED BY OPERATIONS ................     1,429,053       2,210,982
                                                   -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net purchase of furniture and equipment ...      (319,570)       (293,549)
     Proceeds on sale of equipment .............         1,155             800
     Proceeds on sale of available-for-sale
       securities ..............................       212,830            --
     Purchase of available-for-sale securities .      (300,000)       (200,000)
     Proceeds on maturation/sale of government
          securities available-for-sale ........          --        26,725,000
                                                   -----------    ------------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES .........................      (405,585)     26,232,251
                                                   -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on annuity .......................        (5,117)         (4,773)
     Payments on note payable to bank ..........       (35,982)        (36,178)
     Proceeds from capital lease ...............          --            25,330
     Payments on capital lease .................        (8,661)        (33,719)
     Net proceeds from securities sold under
       agreement to repurchase .................          --           420,844
     Payments on securities sold under
       agreement to repurchase .................          --       (26,825,219)
     Payments on subordinated debenture ........          --        (1,533,131)
     Proceeds from issuance of common
       stock, warrants, and options ............        12,420           8,250
     Purchase of treasury stock ................       (46,476)       (320,496)
                                                   -----------    ------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES .........................       (83,816)    (28,299,092)
                                                   -----------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......       939,652         144,141

BEGINNING CASH AND CASH EQUIVALENTS ............       722,121         666,250
                                                   -----------    ------------


ENDING CASH AND CASH EQUIVALENTS ...............   $ 1,661,773    $    810,391
                                                   ===========    ============


SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Supplemental disclosures of cash
  flow information:
     Cash paid for interest ....................   $    92,316    $  1,229,936

         The accompanying notes are an integral part of this statement.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. U.S. Global Investors, Inc. (the "Company" or "U.S. Global") has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1997.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholders Services, Inc. ("USSI"), Security Trust and Financial Company ("STFC"), A&B Mailers, Inc. ("A&B") and U.S. Global Investors (Guernsey) Limited ("USGG"). Additionally, the Company has continued to account for its investment in the offshore fund, U.S. Global Strategies Fund Limited (the "Guernsey Fund"), under the equity method of accounting, as the Company held an 18% and 17% interest in the fund as of March 31, 1998, and 1997, respectively. This resulted in the Company recording earnings (losses) of ($212,636) and $287,068 for the nine months ending March 31, 1998, and 1997, respectively, which is included in earnings before taxes in the income statement. In addition, due to changes in its equity interest in the fund during the nine months, the Company recorded earnings (losses) of ($1,600) and $10,081 for the nine months ending March 31, 1998, and 1997, respectively. Similarly, the Company had a one-third interest in United Services Advisors Canada, Inc. ("USACI"), which was sold in June 1997 to the USACI management group, which now controls 100% of USACI. However, utilizing the equity method of accounting, for its interest in USACI, the Company recorded a net loss of $145,061 for the nine months ending March 31, 1997.

U.S. Global has formed a company that was originally incorporated in Texas on April 25, 1994. This company, U.S. Global Brokerage, Inc. ("USGB"), formerly United Services Brokerage, Inc., is being registered as a broker-dealer so that it may provide distribution services to the Company's mutual fund clients, U.S. Global Investors Funds ("USGIF") and U.S. Global Accolade Funds ("USGAF").

All inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire year.

NOTE B.  SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the market value of investments classified as trading was $896,971 and $721,954 held at March 31, 1998, and June 30, 1997, respectively. The net change in the unrealized holding gain (loss) on trading securities held on March 31, 1998, and 1997, included in earnings for the nine-month period was ($29,948) and ($323,168), respectively.

The estimated fair value of the investments classified as available-for-sale at March 31, 1998, was $823,447 with $284,222 (before tax) in unrealized losses being recorded as a separate component of Shareholders' Equity as of March 31, 1998. These venture capital investments are reflected as non-current assets on the March 31, 1998, consolidated balance sheet and consist of private placements which are restricted for sale as of March 31, 1998. It is anticipated the securities obtained in these private placements will become free trading within one year. During the nine months, the Company recorded realized gains of $103,205 on securities that were transferred from available-for-sale securities to trading securities upon becoming free trading.

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

NOTE C.  INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser and transfer agent to USGIF and USGAF. For these services the Company receives fees based on a specified percentage of net assets under management and the number of shareholder accounts. The Company also provides in-house legal services to USGIF and USGAF. The Company outsourced the bookkeeping and accounting functions performed by USSI during the second quarter of fiscal 1998. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

U.S. Global receives additional revenue from several sources including STFC custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities, including lockbox functions and mailroom operations from A&B. Investment advisory fees, transfer agency fees, accounting fees, custodian fees and all other fees to the Company are recorded as income during the period in which services are performed.

U.S. Global has voluntarily waived or reduced its advisory fee, guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USGIF funds, USGAF funds and the Guernsey Fund for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the nine-month periods ended March 31, 1998, and March 31, 1997, were $2,651,491 and $2,578,235, respectively. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and exchange fees and are net of amounts payable to the mutual funds.

The investment advisory contract and related contracts between the Company and USGIF and USGAF have been renewed and expire on or about January 21, 1999, and March 8, 1999, respectively. Management anticipates the Trustees of both USGIF and USGAF will continue to renew the contracts.

NOTE D.  INCOME TAXES

The differences in income taxes attributable to continuing operations by applying the U.S. federal statutory rate of 34% and the Company's effective tax are summarized as follows:

                                                  NINE MONTHS ENDED
                                                   MARCH 31, 1998
                                                     ---------
          Tax expense at statutory rate              $ 139,341
          Non-deductible membership dues                 9,218
          Non-deductible meals and entertainment        22,260
          Other                                        (19,284)
                                                     ---------
                                                     $ 151,535


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these temporary differences that give rise to the deferred tax asset as of March 31, 1998, are presented below:

                                                   MARCH 31, 1998
                                                     ---------
       Book/tax differences in the balance sheet:
            Accumulated depreciation                 $  96,981
            Accrued expenses                            43,284
            Annuity obligations                         53,314
            Available-for-sale securities               96,635
            Trading securities                          27,413
                                                     ---------
                                                       317,627

                                                   MARCH 31, 1998
                                                    ----------
      Tax carryovers:
           NOL carryover                               587,143
           Contributions carryover                     110,520
           Minimum tax credits                         115,228
                                                    ----------
                                                       812,891

           Total gross deferred tax asset            1,130,518

       Affiliated investment                           (60,623)
           Available-for-sale securities               (96,635)
                                                    ----------
           Total gross deferred tax liability         (157,258)
                                                    ----------
           Net deferred tax asset                   $  973,260
                                                    ==========

For federal income tax purposes at March 31, 1998, the Company has net operating losses ("NOLs") of approximately $1.7 million that will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $325,000 expiring 1998-2000, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to March 31, 1998, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management believes that taxable income during the carryforward periods will be sufficient to utilize the NOLs that give rise to the deferred tax asset.

NOTE E. LITIGATION ACCRUAL

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

On November 12, 1997, the Fourth Court of Appeals reversed the trial court's finding against the Company. Mr. Letch filed a motion for rehearing, which was subsequently denied by the appellate court. Accordingly, the Company has retired the bond posted in connection with the appeals and received the proceeds from the restricted cash. In March 1998, Mr. Letch filed a writ of appeal with the Texas Supreme Court.

The Company accrued approximately $100,000 (management's best estimate of the fees and expenses necessary to fund an appeal) and $300,000 (the approximate amount of the judgment) which were both recorded in the Company's Consolidated Statement of Operations in fiscal 1996. As a result of the appellate court's decision and legal counsel's estimate that this decision will most likely stand, the Company reversed the $300,000 accrued for the original judgment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATION
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997

U.S. Global Investors, Inc. (the "Company" or "U.S. Global") posted net earnings of $258,291 ($0.04 per share) for the nine months ended March 31, 1998, as compared to net earnings of $578,206 ($0.09 per share) for the nine months ended March 31, 1997.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees from managing U.S. Global Investors Funds ("USGIF") and U.S. Global Accolade Funds ("USGAF"), and these fees are dependent on average net assets in the funds. Fluctuations in the financial markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations. As of April 23, 1998, total assets under management for USGIF were approximately $1.31 billion and total assets under management for USGAF were approximately $151 million.

Assets under management for USGIF for the nine months ended March 31, 1998, averaged $1.30 billion compared to $1.33 billion for the nine months ended March 31, 1997. This decrease in average assets primarily resulted from a decrease in the Company's two gold funds of approximately $200 million. This decrease was partially offset by a $165 million increase in money market and equity fund assets. Assets under management for USGAF averaged $143 million for the nine months ended March 31, 1998, compared to $104 million for the nine months ended March 31, 1997. This increase is due to an increase in assets of the Bonnel Growth Fund, as well as the addition of the MegaTrends Fund (November 1996), the Adrian Day Global Opportunity Fund (February 1997) , and the Regent Eastern European Fund (April 1997) to the USGAF family of funds.

REVENUES

Total consolidated revenues for the nine months ended March 31, 1998, decreased approximately $2,454,000 (23%) over the nine months ended March 31, 1997. This decrease was attributable to a decrease of approximately $593,000 in investment income, as well as an approximate $1,067,000 in interest income and accretion on the U.S. Government agency notes ("Notes"). As previously disclosed in the Company's Form 10-K for fiscal year end June 30, 1997, these Notes matured during March 1997. Additionally, for the nine-month period ended March 31, 1998, management advisory fees relating to the Company's two gold funds decreased approximately $1,121,000 (40%) over the same period last year. However, management fees increased by $508,000 (37%) from various other equity funds under management.

Earnings before interest and investment income (expense), taxes, depreciation and amortization ("EBITDA") for the nine months ended March 31, 1998, increased approximately $522,000 (184%) to $805,000 ($0.12 per share) from $283,000 ($0.04 per share) for the nine months ended March 31, 1997. Although management fees decreased by $585,000 (12%), general and administration expenses decreased by $1,305,000 (15%) as discussed below, which led to the increase in EBITDA.

EXPENSES

Total consolidated expenses for the nine months ended March 31, 1998, decreased approximately $2,394,000 (24%) over the nine months ended March 31, 1997. This decrease resulted primarily from a decrease in general and administrative expenses, as well as a decrease in interest expense of approximately $1,080,000 on securities sold under repurchase agreements with broker-dealers during the nine-month period ended March 31, 1997. This interest expense was related to $26.75 million par value Notes held during the nine months ended March 31, 1997.

Exclusive of the expenses attributable to the purchase and financing of the Notes, total expenses of the Company decreased approximately $1,314,000 (14%) over the nine months ended March 31, 1997, primarily due to decreases in compensation costs, marketing expenditures, travel-related costs, as well as the reversal of the litigation accrual discussed in Note E of the Consolidated Financial Statements. These decreases were partially offset by increased fund waivers and/or reimbursements to enhance the performance of certain USGIF and USGAF funds, as well as increased sub-advisory fees related to the addition of three new funds to the USGAF family as previously discussed.

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company posted net earnings of $29,015 ($0.00 per share) for the three months ended March 31, 1998, as compared to a net loss of $133,377 ($0.02 per share) for the three months ended March 31, 1997.

ASSETS UNDER MANAGEMENT

As previously mentioned, the primary source of the Company's revenue is advisory fees that are dependent on average net assets. Fluctuations in the financial markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations.

Assets under management for USGIF for the three months ended March 31, 1998, averaged $1.27 billion compared to $1.33 billion for the three months ended March 31, 1997. This decrease in average assets primarily resulted from a decrease in the Company's two gold funds of approximately $201 million, but was partially offset by a $125 million increase in money market and equity fund assets. Assets under management for USGAF averaged $142 million for the three months ended March 31, 1998, compared to $121 million for the three months ended March 31, 1997. As previously mentioned, this increase is due to increased assets of the Bonnel Growth Fund as well as the addition of the MegaTrends Fund (November 1996), the Adrian Day Global Opportunity Fund (February 1997), and the Regent Eastern European Fund (April 1997) to the USGAF family of funds.

REVENUES

Total consolidated revenues for the three months ended March 31, 1998, decreased approximately $750,000 (23%) over the three months ended March 31, 1997. This decrease resulted primarily from a reduction in interest income and accretion of approximately $256,000 (100%) on the Notes purchased during fiscal year ended June 30, 1995. In addition, for the three months ended March 31, 1998, management advisory fees relating to the Company's two gold funds decreased approximately $385,000 (45%) over the same period last year, as well as the loss of accounting fees of $217,000 (100%) as discussed above. These decreases in revenue were partially offset by an increase of approximately $167,000 (189%) in investment income.

EBITDA for the three months ended March 31, 1998, increased approximately $122,000 (165%) to $196,000 ($0.03 per share) from $74,000 ($0.01 per share) for the same period one year earlier. Although management advisory fees decreased by $377,000 (22%), general and administration expenses decreased by $762,000 (26%) as discussed below, which led to the increase in EBITDA.

EXPENSES

Total consolidated expenses for the three months ended March 31, 1998, decreased approximately $1,057,000 (31%) over the three months ended March 31, 1997. This decrease resulted primarily from a decrease of approximately $762,000 (26%) in general and administrative expenses, as well as a decrease of approximately $265,000 (100%) in interest expense on securities sold under repurchase agreements with broker-dealers. The decrease in general and administrative expenses resulted primarily from a decrease in compensation expense, marketing and travel expenditures.


LIQUIDITY AND CAPITAL RESOURCES

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. On March 31, 1998, the Company held approximately $1.7 million in investment securities. The value of these investments is approximately 16% of total assets and 21% of shareholders' equity at quarter end. Company investments in marketable securities classified as trading securities totaled approximately $900,000. In addition, there was approximately $820,000 of investments in securities classified as available-for sale. These securities are primarily private placements that management expects will become free-trading within one year. During the nine months ending March 31, 1998, net realized gains from the sale of investments aggregated approximately $170,000, compared to approximately $1.1 million for the nine months ending March 31, 1997. Management believes that such activities are in the best interest of the Company. These activities are reviewed by Company compliance personnel and reported to investment advisory clients.

FEE WAIVERS

The Company has agreed to waive a portion of its fee revenues and/or to pay for expenses of certain mutual funds for purposes of enhancing the funds'
competitive market position. Should assets of these funds increase, fund expenses may decrease to the extent that fund expenses are lower than the expense caps. Therefore, the Company may bear less fund expenses and collect more fee revenues from the funds. The Company expects to continue to waive fees and/or pay for fund expenses as long as market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

TAX LOSS CARRYFORWARDS

Management assessed the likelihood of realization of the recorded deferred tax asset at March 31, 1998. Net operating losses ("NOLs") of $1.7 million, primarily resulting from the non-cash charge to earnings related to the purchase of the Notes during fiscal 1995 do not expire until fiscal 2007 and 2010. Based on the current level of earnings and management's expectations for the future, management believes that operating income will generate the minimum amount of future taxable income necessary to fully realize the deferred tax assets. Therefore, management has not included a valuation allowance at March 31, 1998.

SETTLEMENT POOL

In June 1992, the Company made its final payment to the settlement pool established under the June 1988 settlement agreement relating to the Prospector Fund (now operating as the U.S. Global Resources Fund), and the settlement pool made the final payout to "Eligible Shareholders" in June 1992. Under the agreement, any amounts payable to "Eligible Shareholders" who cannot be located, together with interest thereon, will be held until June 30, 1998. At that time, such amounts will be made available to all persons claiming subrogation. The Company has first right of subrogation to the amounts. Cash held at March 31, 1998, was approximately $666,000. Management believes the Company will receive a sum that will equal or exceed the amount currently recorded as the Company's residual equity interest, $217,86; accordingly, the Company would recognize income to the extent the amount of cash received exceeds the residual equity interest.

DECISION TO OUTSOURCE

To continue to provide competitive and technologically advanced fund accounting and shareholder record keeping services to its mutual fund clients, during the previous quarter the Company made the decision to: (1) outsource the bookkeeping and accounting functions currently performed by its wholly owned subsidiary, United Shareholder Services, Inc., to Brown Brothers Harriman & Co. ("BBH"); and
(2) license DST's mutual fund software system for its transfer agent record keeping functions.

The Company completed the conversion to BBH during the second quarter of fiscal 1998. While the Company will forego accounting fees associated with this function, the company will experience corresponding reductions in current direct departmental expenses, costs required to hire additional personnel, and expenses to maintain and upgrade equipment. In addition, the decision to engage BBH will allow the Company to take advantage of BBH's established international network with on-site contacts in the markets in which the Company invests.

The decision to remotely utilize the DST transfer agent and image-based work management system allows the Company to transfer the inherent technological risks and associated significant capital expenditures required to update and maintain a competitive transfer agency system. The Company completed the conversion to the DST mutual fund software during March 1998. The Company anticipates this conversion should increase general and administrative expenses approximately $400,000 annually.

LITIGATION ACCRUAL

On November 12, 1997, the Fourth Court of Appeals in San Antonio, Texas reversed the trial court's finding against the Company in a lawsuit brought against the Company in 1995. The Company believes the court's decision is consistent with the position the Company asserted throughout the litigation. This matter has recently been appealed to the Texas Supreme Court. After discussions with counsel, the Company reversed the $300,000 accrued for the original judgment, thus positively impacting earnings for the current period. Additionally, during March 1998, the Company liquidated the restricted investment previously set aside under the bond posted for the appeal.

U.S. GLOBAL BROKERAGE, INC.

The Company is in the process of registering its wholly owned subsidiary, U.S. Global Brokerage, Inc. ("USGB"), formerly United Services Brokerage, Inc., with the Securities and Exchange Commission and the National Association of
Securities Dealers, Inc. as a broker-dealer for the limited purpose of distributing USGIF and USGAF fund shares. To date, the Company has capitalized USGB with approximately $70,000 to cover costs associated with this registration.

CONCLUSION

Management believes current cash reserves, plus financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities, and will also allow the Company to take advantage of investment opportunities whenever available.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              PAGE NO.

1.   Exhibits

     11 -- Statement Regarding Computation of Per Share Earnings ......    16

     27 -- Financial Data Schedule

2.   Reports on Form 8-K ..............................................  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       U.S. GLOBAL INVESTORS, INC.

DATED: April 30, 1998                  /S/ SUSAN B. MCGEE
                                       ---------------------------
                                       BY:   Susan B. McGee
                                             President
                                             Corporate Secretary
                                             General Counsel



DATED: April 30, 1998                  /S/ DAVID J. CLARK
                                       ---------------------------
                                       BY:   David J. Clark
                                             Chief Financial Officer
                                             Chief Operating Officer



DATED: April 30, 1998                  /S/ J. MICHAEL EDWARDS
                                       ---------------------------
                                       BY:   J. Michael Edwards
                                             Chief Accounting Officer

EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE

                                                 NINE MONTHS ENDED        THREE MONTHS ENDED
                                                     MARCH 31,                 MARCH 31,
                                                 1998         1997         1998         1997
                                              ----------   ----------   ----------   -----------

Net earnings ..............................   $  258,291   $  578,206   $   29,015   ($  133,377)
                                              ==========   ==========   ==========   ===========

PRIMARY
Weighted average number shares
     outstanding during the period ........    6,616,539    6,555,195    6,620,381     6,529,301

Add:
     Common stock  equivalent  shares
       (determined  using the  "treasury
       stock" method) representing
       shares issuable upon exercise
       of common stock warrants ...........         --           --           --            --
     Common stock equivalent shares
         (determined using the "treasury
         stock" method) representing shares
         issuable upon exercise of common
         stock options ....................       51,179       30,095       51,179        30,095
                                              ----------   ----------   ----------   -----------
     Weighted average number of shares
         used in calculation of primary
         earnings per share ...............    6,667,718    6,585,290    6,671,560     6,559,396
                                              ==========   ==========   ==========   ===========

Primary earnings (loss) per share
     Net Earnings Per Share ...............   $     0.04   $     0.09   $     0.00   $     (0.02)
                                              ==========   ==========   ==========   ===========

FULLY DILUTED
Weighted average number of shares
     outstanding during the period ........    6,616,539    6,555,195    6,620,381     6,529,301

Add:
     Common stock  equivalent  shares
       (determined  using the
       "treasury  stock" method)
       representing shares issuable
       upon exercise of common
       stock warrants .....................         --           --           --            --
     Common stock equivalent shares
       (determined using the "treasury
       stock" method) representing
       shares issuable upon exercise
       of common stock options ............       86,495       30,095       86,495        30,095
                                              ----------   ----------   ----------   -----------
     Weighted average number of shares
       used in calculation of fully
       diluted earnings, per share ........    6,703,034    6,585,290    6,706,876     6,559,396
                                              ==========   ==========   ==========   ===========

Fully diluted earnings (loss) per share
     Net Earnings Per Share ...............   $     0.04   $     0.09   $     0.00   $     (0.02)
                                              ==========   ==========   ==========   ===========

Page 16