Form 10-K405
period 1998-06-30
U S GLOBAL INVESTORS INC
filed 1998-09-28
CIK 754811

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark
 One)
[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998


[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM       TO

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

     -----------------------------------------------------------------------


        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)of the Act: CLASS A COMMON STOCK, PAR VALUE $0.05 PER SHARE

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant on September 9, 1998, was $143,768.62. Registrant's only voting stock is class C common stock, par value $0.05 per share, for which there is no active market. The 104,559 shares of class C common stock held by non-affiliates were valued at the last sale on September 9, 1998, of Registrant's class A common stock as reported by Nasdaq, which was $1.375 per share.

On September 9, 1998, there were 496,830 shares of Registrant's class C common stock outstanding, no shares of Registrant's class B non-voting common shares outstanding, and 6,299,444 shares of Registrant's class A common stock issued and 6,128,048 shares of Registrant's class A common stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998, are incorporated by reference in Part I, Item 1 and Part II, Items 6, 7, 8 and Part III, Item 13 of this Form 10-K.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                           Page 2
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS
                                                                            PAGE

PART I   ......................................................................3
         Item 1. Business......................................................3
         Item 2. Properties....................................................3
         Item 3. Legal Proceedings.............................................3
         Item 4. Submission of Matters to a Vote of Security Holders...........3

PART II  ......................................................................4
         Item 5. Market for Registrant's Common Equity and
                 Related Shareholder Matters...................................4
         Item 6. Selected Financial Data.......................................5
         Item 7. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................5
         Item 8. Financial Statements and Supplementary Data...................5
         Item 9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure........................5

PART III ......................................................................6
         Item 10. Directors and Executive Officers of the Company..............6
         Item 11. Executive Compensation.......................................8
         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management.......................................12
         Item 13. Certain Relationships and Related Transactions..............14

PART IV  .....................................................................15
         Item 14. Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.....................................15

SIGNATURES....................................................................18

EXHIBIT 10.1 Distribution Agreement between U.S. Global Brokerage Inc. and U.S. Global Accolade Funds dated September 3, 1998

EXHIBIT 10.2 Distribution Agreement between U.S. Global Brokerage Inc. and U.S. Global Investors Funds dated September 3, 1998

EXHIBIT 11     Schedule of Computation of Net Earnings per Share

EXHIBIT 13     Annual Report

EXHIBIT 21     Subsidiaries of the Registrant, Jurisdiction of
               Incorporation and Percentage of Ownership

EXHIBIT 23.1   Consent of Independent Accountants

EXHIBIT 23.2   Consent of Independent Accountants

EXHIBIT 24.1   Power of Attorney

EXHIBIT 24.2   Power of Attorney

EXHIBIT 23.3   Consent of Independent Accountants

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                           Page 3
--------------------------------------------------------------------------------



                                    PART I

ITEM 1. BUSINESS

There is incorporated in this Item 1 by reference that portion of the U.S. Global Investors, Inc. ("U.S. Global," the "Company" or "Registrant") Annual Report to Shareholders, attached to this Form 10-K as Exhibit 13, appearing under the caption "The Company."


ITEM 2. PROPERTIES

The Company presently occupies an office building with approximately 46,000 square feet and approximately 2.5 acres of land. The Company purchased this building  from the  Resolution  Trust  Corporation  on February  28,  1992,  for
$1,018,165, which included closing costs. To finance acquisition and improvements, the Company obtained a bank loan in the amount of $1,425,000 and refinanced the note during fiscal year 1994. (See Notes D and H to the Consolidated Financial Statements incorporated by reference from the Company's Annual Report to Shareholders in Item 8 of this Form 10-K.) The Company moved to its new headquarters during August 1992 and has made substantial improvements in the building. The Company and its subsidiaries, United Shareholder Services, Inc. ("USSI"), A&B Mailers, Inc., and Security Trust & Financial Company ("STFC") and U.S. Global Brokerage, Inc. ("USGB") occupy approximately 95 percent of the building.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 1998.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                           Page 4
--------------------------------------------------------------------------------



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The Company has three classes of common equity -- class A, class B and class C common stock, par value $0.05 per share.

There is no established public trading market for the Company's class B and class C common stock.

The holders of the Company's class C common stock of record on March 12, 1985 (and their transferees by gift, devise or descent) have the right to exchange their shares of class C common stock for class A common stock on a share-for-share basis until April 30, 2000. At September 9, 1998, the holders of 28,388 shares of class C common stock have the right to exchange.

The Company's class A common stock is traded over-the-counter and is quoted daily under the Nasdaq Small Cap Issues. Trades are reported under the symbol "GROW."

The following table sets forth the range of high and low closing bid quotations from Nasdaq for the fiscal years ended June 30, 1998 and 1997. The quotations represent prices between dealers and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                     BID PRICE ($)
                                  ----------------------------------------------
                                          1998                    1997
                                  -----------------------  ---------------------
                                    High        Low          High         Low
                                  --------    -------      --------     -------
First Quarter (9/30)               $3.000      $2.000       $3.125       $2.375
Second Quarter (12/31)             $2.563      $1.750       $2.813       $2.250
Third Quarter (3/31)               $2.813      $1.813       $3.000       $1.750
Fourth Quarter (6/30)              $2.625      $1.875       $2.125       $1.688


HOLDERS

On September 9, 1998, there were 72 holders of record of class C common stock, no holders of record of class B common stock and 310 holders of record of the class A common stock.

Many of the class A common shares are held of record by nominees, and management believes that as of September 9, 1998, there were approximately 1,000 beneficial owners of the Company's class A common stock.


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

Holders of the outstanding shares of the Company's class A common stock are entitled to receive, when and as declared by the Company's board of directors, a non-cumulative cash dividend equal in the aggregate to 5 percent of the Company's after-tax net earnings for its prior fiscal year. After such dividend has been paid, the holders of the outstanding shares of class B common stock are entitled to receive, when and as declared by the Company's board of directors, cash dividends per share equal to the cash dividends per share paid to the holders of the class A common stock. Holders of the outstanding shares of class C common stock are entitled to receive when and as declared by the

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                           Page 5
--------------------------------------------------------------------------------



Company's board of directors, cash dividends per share equal to the cash dividends per share paid to the holders of the class A and class B common stock. Thereafter, if the board of directors determines to pay additional cash dividends, such dividends will be paid simultaneously on a prorated basis to holders of class A, B and C common stock. The holders of the class A common stock are protected in certain instances against dilution of the dividend amount payable to such holders.


ITEM 6. SELECTED FINANCIAL DATA

There is incorporated by reference in this Item 6 that portion of the Company's Annual Report to Shareholders appearing under the caption "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There is incorporated by reference in this Item 7 that portion of the Company's Annual Report to Shareholders appearing under the caption "Annual Status Report."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and notes thereto located in the Company's Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As  of  June  5,  1998,   U.S.  Global   Investors,   Inc.  no  longer  retained
PricewaterhouseCoopers LLP as its independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Registrant's Audit Committee participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through June 5, 1998, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through June 5, 1998, there have been no reportable events [as defined in Regulation S-K Item 304(a)(1)(v)].

The Registrant engaged Ernst & Young LLP as its new independent accountants as of June 8, 1998.

PricewaterhouseCoopers continues to audit investment companies managed by the Company and the Guernsey subsidiary.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                           Page 6
--------------------------------------------------------------------------------



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:


       Name               Age                       Position
--------------------    -------   ----------------------------------------------

David J. Clark            37      Chief Financial Officer  of the  Company since
                                  May 1997  and  Chief Operating  Officer  since
                                  December 1997. Chief Financial Officer of USSI
                                  and STFC since June 1997  and  September 1997,
                                  respectively.  Treasurer of  USGIF  and  USGAF
                                  since January 1998.   Director of  USGB  since
                                  October 1997 and Chief Financial Officer since
                                  January 1998.  Foreign  Service  Officer  with
                                  U.S. Agency for International Development in the U.S. Embassy, Bonn, West Germany from May
                                  1992 to May 1997. Audit Supervisor for Univer-sity of Texas Health Science Center from April
                                  1991  to  April  1992.  Auditor-in-Charge  for
                                  Texaco, Inc. from August 1987 to June 1990.

Bobby D. Duncan           41      Director of the Company since 1986.  President
                                  and Chief Executive Officer of IMFS,Inc. since
                                  March 1998.  Consultant  to the Company  since
                                  May  1997.  Held  various  positions  with the
                                  Company  from  January  1985  to  April  1997,
                                  including President,  Chief Operating Officer,
                                  Chief   Financial   Officer.    Held   various
                                  positions  with U.S.  Global  Investors  Funds
                                  from  May  1985  to  April   1997,   including
                                  Director,  President,  Chief Executive Officer
                                  and other  positions  with United  Shareholder
                                  Services,  Inc. from  September  1988 to April
                                  1997.  Director  of  A&B  Mailers,  Inc.  from
                                  February   1988  to  April   1997.   Director,
                                  Executive  Vice  President,   Chief  Executive
                                  Officer  and  other  positions  with  Security
                                  Trust & Financial  Corp. from November 1991 to
                                  April 1997.  Executive Vice  President,  Chief
                                  Financial Officer and other positions with U.S. Global Accolade Funds from September 1988 to April 1997. Chief Financial Officer and
                                  Director of USACI from  February 1995 to April
                                  1997. President, Chief Executive Officer and other positions with United Services Insurance
                                  Funds  from  June  1994 to  April  1997.  Vice
                                  President  and  other  positions  with  Pauze/
                                  Swanson  United  Services  Funds from  October
                                  1993 to February 1996.

J. Michael Edwards        31      Chief Accounting Officer  of the Company since
                                  May 1997 and employed by the Company beginning
                                  February 1997.  Chief  Accounting  Officer  of
                                  USSI and STFC  since June 1997  and  September
                                  1997,  respectively.   Assistant  Treasurer of
                                  USGIF and USGAF since January 1998.  Assistant
                                  Controller for Grant-Lydick Beverage Co.  from
                                  January 1995 to February 1997.Staff Accountant with PricewaterhouseCoopers LLP from August
                                  1992 through January 1995.

Frank E. Holmes           43      Chairman of the  Board of Directors  and Chief
                                  Executive Officer of the Company since October
                                  27, 1989,  and President  from October 1989 to
                                  September 1995 and from April 1997 to February
                                  1998.  Director of  STFC since  October  1989.
                                  President, Chief Executive Officer and Trustee
                                  of USGIF since January 1990.  President, Chief
                                  Executive Officer and  Trustee of  USGAF since
                                  April 1993. Director of U.S. Global Brokerage,
                                  Inc.  since  October 1997.  Director  of  U.S.
                                  Global Investors (Guernsey) Limited,  a wholly
                                  owned subsidiary  of the  Company,  and of the
                                  Guernsey Funds  managed by  that Company since
                                  September  1993.    Trustee  of  Pauze/Swanson
                                  United  Services  Funds  from  October 1993 to
                                  February 1996.  Director of  Franc-Or Resource
                                  Corp.  from  November 1994  to  November 1996.
                                  Director of  Adventure  Capital  from  January
                                  1996 to July 1997 and Director of Vedron Gold,
                                  Inc. from August 1996 to March 1997. Director of 71316 Ontario, Inc. since April 1987.
                                  Director,  President  and  Secretary  of  F.E.
                                  Holmes  Organization,  Inc.  since  July 1978.
                                  Director of Marleau, Lemire Inc.  from January
                                  1995 to January 1996.  Director of USACI since
                                  February  1995,  Director and  President  from
                                  February 1995 to June 1997.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                           Page 7
--------------------------------------------------------------------------------



       Name               Age                       Position
--------------------    -------   ----------------------------------------------
Creston A. King, III      35      Vice President of  Fixed Income Trading  since
                                  December  1997  and  employee  of the  Company
                                  since September 1993.   Director and President
                                  of U.S. Global Brokerage, Inc.  since  January
                                  1998 and Secretary since March 1998.  Research
                                  Analyst for  Southwest Securities,  Inc.  from
                                  June 1992 to August 1993.

Marie A. Kriley           55      Vice  President,   Mailing  Services  of   the
                                  Company  since December 1991.  Chief Executive
                                  Officer of  A&B Mailers,  Inc. since  February
                                  1983 and has held various other positions since April 1983.

Thomas F. Lydon, Jr.      38      Director  of  the  Company  since  June  1997.
                                  Chairman of the Board and President of  Global
                                  Trends Investments since April 1996.President,
                                  Vice President and Account Manager with Fabian
                                  Financial  Services,  Inc.  from April 1984 to
                                  March 1996.

Susan B. McGee            39      President of the  Company since February 1998,
                                  General  Counsel  since March 1997,  Corporate
                                  Secretary since September 1996. Executive Vice
                                  President of  the Company  from March  1997 to
                                  February 1998,  Vice President  from September
                                  1995 to  March 1997;  Associate  Counsel  from
                                  August  1994  to  March 1997.  Executive  Vice
                                  President,  General  Counsel  of  USGIF  since
                                  March 1997; Secretary of USGIF since September
                                  1995. President of STFC since April 1997; Vice
                                  President,  Counsel  from  September  1992  to
                                  April 1997;  Vice President-Operations of STFC
                                  from May 1993 to December 1994. Executive Vice
                                  President and  General Counsel to  USGAF since
                                  March 1997,  and Secretary since January 1998.
                                  Vice President,  Assistant Secretary  of USGAF
                                  from  September  1995  to  March  1997.   Vice
                                  President,  Secretary  of  A&B  Mailers,  Inc.
                                  since March 1997 and  Director since May 1997.
                                  President, Secretary of USSI since March 1997 and Director since May 1997. Director of USACI since May 1997.

J. Stephen Penner         57      Director since May 1997. Senior Vice President
                                  of LCG Associates, and since March 1982 has held various positions with that Company.
                                  Senior  Vice President  of  LCG Holdings, Inc.
                                  since November 1992.

Jerold H. Rubinstein      60      Director of  the Company  since October  1989.
                                  Chairman  and Chief Executive  Officer of Xtra
                                  Music since July 1997.   Chairman of the Board
                                  of Directors  and Chief  Executive  Officer of
                                  DMX Inc. from May 1986 to July 1997.

Roy D. Terracina          52      Director of  the Company  since December  1994
                                  and Vice  Chairman of  the Board  of Directors
                                  since May 1997.  Director of STFC since August
                                  1992.  Currently  a  director  of Norwood Pro-
                                  motional  Products,  Inc.   Owner of  Sunshine
                                  Ventures, Inc.,  an investment  company, since
                                  January  1994.   Owner/President  of  Sterling
                                  Foods, Inc., food manufacturer, from May 1984 to December 1993.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

Each member of the board of directors is elected for a one-year term or until their successors are elected and qualified. The executive officers of the Company are appointed by, and serve at the pleasure of, the board of directors. The Company does not have a Nominating Committee. The Company's Compensation Committee consists of Messrs. Holmes, Terracina and Rubinstein. The Company's Audit Committee consists of Messrs. Duncan, Rubinstein and Terracina. The Stock Option Committee consists of Messrs. Rubinstein and Terracina.


COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10 percent of the Company's class A common stock, to file with the Securities and Exchange Commission ("SEC") initial

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                           Page 8
--------------------------------------------------------------------------------



reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1998, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were met.


ITEM 11. EXECUTIVE COMPENSATION


                                                                                                       LONG TERM
                                                                                                     COMPENSATION
                                                                                         |  -------------------------------
                                           ANNUAL COMPENSATION                           |             AWARDS
---------------------------------------------------------------------------------------  |  -------------------------------
        (a)                       (b)         (c)            (d)              (e)        |      (f)               (g)
                                                                             OTHER       |
     NAME AND                                                                ANNUAL      |   RESTRICTED         NUMBER OF
PRINCIPAL POSITION                                                           COMPEN-     |     STOCK            OPTIONS/
   DURING FY 98                  YEAR        SALARY          BONUS          SATION(1)    |     AWARDS(2)         SARS(3)
-----------------------         -------    -----------    -----------    --------------  |  -------------    --------------
Frank E. Holmes                  1998       $315,917       $164,902          $37,405     |        --                --
     Chairman, Chief             1997       $304,079       $128,848          $36,277     |     $5,683                0
     Executive Officer           1996       $304,355       $140,240          $35,937     |     $1,268            1,000
                                                                                         |
Susan B. McGee                   1998       $106,786        $55,439          $16,024     |     $1,328               --
     President, Secretary,       1997        $74,850        $34,818           $9,173     |     $9,995           25,000
     General Counsel             1996        $65,522        $22,757           $3,697     |     $3,461           11,000

The Company has intentionally omitted columns (h) and (i) as they are not applicable.

Includes amounts identified for 401(k) contributions (calculable through the end of June 30, 1998, fiscal year) and amounts for company savings plans (calculable through the end of the June 30, 1998, fiscal year).

------------------------
(1) Does not include the cost to the Company of incidental personal use of automobiles furnished by the Company for use in its business and certain other personal benefits. The Company believes that the aggregate amounts of such omitted personal benefits do not exceed the lesser of $50,000 or 10 percent of the total of annual salary or bonus reported [in columns (c) and
     (d)] for the named executive officers.

     Perquisites and other personal benefits which exceed 25 percent of total perquisites are as follows:

         NAME                DESCRIPTION         1998         1997        1996
         ----                -----------         ----         ----        ----
         Frank E. Holmes     Club dues           $5,901       $5,773      $5,433

         Susan B. McGee      Club dues           $3,090       $1,478      $1,345
                             Car allowance       $7,306       $609        $0

(2) The dollar value of the shares reflected in the table is based on the market value for the shares on the date the shares were awarded. Restricted stock balances of the Company's class A common stock as of June 30, 1998, are as follows:

                              NUMBER OF RESTRICTED       VALUE OF RESTRICTED
         NAME                 SHARES HELD AT 06/30/98    SHARES HELD AT 06/30/98
         ----                 -----------------------    -----------------------
         Frank E. Holmes      4,972                      $9,944
         Susan B. McGee       5,389                      $10,778

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                           Page 9
--------------------------------------------------------------------------------



     The closing price on June 30, 1998, was $2.00 per share. No dividends have ever been paid on the Company's class A common stock; however, the restricted stock would be eligible for dividends should one be declared.

(3) All options pertain to Company class A common stock.


INCENTIVE COMPENSATION

During the last fiscal year, the individual listed in the compensation table received the majority of her bonus compensation from individual performance pay arrangements. Ms. McGee, as a member of the Legal Department, received a bonus based on the timing, accuracy and completion of materials for the various boards of directors/trustees supported by the department and regulatory filings for the various entities.

The named executive officers except Mr. Holmes, also participated in a team performance pay program based on each employee's annual salary to recognize monthly completion of departmental goals. During fiscal year 1997, part of the team bonus was payable in the Company's class A common stock. The portion of the team performance program paid in Company stock was suspended at the beginning of fiscal year 1998.


PROFIT SHARING PLAN

In June 1983, the Company adopted a profit sharing plan in which all qualified employees who have completed one year of employment with the Company are included. Subject to board action, the Company may contribute up to 15 percent of its net income before taxes during each fiscal year, limited to 15 percent of qualifying salaries, to a profit sharing plan, the beneficiaries of which are the eligible employees of the Company. The Company's contribution to the plan is then apportioned to each employee's account in the plan in an amount equal to the percentage of the total basic compensation paid to all eligible employees which each employee's individual basic compensation represents. An employee generally becomes eligible to receive a distribution from the plan upon the occurrence of retirement, death, total disability or termination. Distributions of an employee's account may be made either in one lump sum or in installments over a period not exceeding 15 years. For the fiscal year ended June 30, 1998, the Company did not contribute to the profit sharing plan. There have been no recent material changes to the plan.


401(K) PLAN

The Company adopted a 401(k) plan in October 1990 for the benefit of all employees. The Company will contribute 50 cents for every $1.00 of the first 4 percent of an employee's pay deferment. The Company will make contributions to employee accounts at the end of each plan year if the employee is still employed on that date. New employees may enroll on any quarterly entry date following six months of employment. The Plan offers many investment options which represent different levels of risk and return. Employees have the option of investing in the majority of the U.S. Global Investors Funds ("USGIF") and U.S. Global Accolade Funds ("USGAF") funds offered and the Company's class A common stock. For the fiscal year ended June 30, 1998, the Company has accrued $38,123 for its 401(k) plan matching contribution.


SAVINGS PLANS

The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies, which essentially all such employees accepted. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, the Company will match these contributions on a limited basis. Beginning in fiscal year 1997, a similar savings plan utilizing UGMA accounts has been offered to employees to save for their children's education. Under each program, if the employee ceases to make personal contributions or withdraws the money, their participation in the program is terminated and they may not

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 10
--------------------------------------------------------------------------------


participate in the future. For the fiscal year ended June 30, 1998, the Company match aggregated in all programs to $61,102, reflected in base salary expense.


STOCK OPTION PLANS

In March 1985, the board of directors of the Company adopted an Incentive Stock Option Plan ("1985 Plan") which the shareholders of the Company approved on April 2, 1985. Under the terms of the 1985 Plan, certain executives and key salaried employees of the Company and its subsidiaries were granted options to purchase shares of the Company's class A common stock. The maximum number of shares of class A common stock authorized for issuance under the 1985 Plan was 200,000 shares (subject to adjustment in the event of reorganization, merger, consolidation, liquidation, recapitalization, or stock splits). Shares subject to purchase pursuant to an option granted under the 1985 Plan may be either authorized but unissued shares or shares that were once issued and subsequently reacquired by the Company.

The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991, it was amended to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1985 Plan was administered by a committee consisting of the two outside members of the board of directors of the Company. The 1985 Plan terminated on December 31, 1994.

Options granted under the 1985 Plan were granted for a term of up to five years for employees who own more than 10 percent of the total combined voting power of all classes of the Company's stock and for up to ten years for other employees. The options were granted at an exercise price of not less than 100 percent of the fair market value as of the date of the grant, or 110 percent of the fair market value for any officer or employee holding more than 10 percent of the combined voting power of the Company's stock. The aggregate fair market value of the class A common stock for which any employee was granted options in any calendar year could not exceed $100,000 plus any unused carry-over from a preceding year. All of the options were granted at or above market price on the date of the grant. As of September 9, 1998, grants covering 88,000 shares have been exercised under the 1985 plan. Grants covering 49,000 shares have expired.

In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (the "1989 Plan") which provides for the granting of options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b- 3. The 1989 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 1998, there were no grants. As of September 9, 1998, grants covering 393,000 shares have been exercised under the 1989 plan. Grants covering 120,000 shares have expired.

The board of directors, at a meeting held on July 14, 1992, amended the Stock Option Agreement for stock options granted during November 1989 to provide for an option period of ten years. All optionees accepted the amendment.

In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (the "1997 Plan"), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights ("SARs") and/or options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 1998, there were no grants. As of September 9, 1998, grants covering 6,000 shares have been exercised under the 1997 Plan, and grants covering 3,000 shares have expired. Shares available for stock option grants under the 1989 Plan and the 1997 Plan aggregate to approximately 65,400 and 54,500 shares, respectively, on September 9, 1998.

The following table shows, as to each officer of the Company listed in the cash compensation table, grants of stock options and freestanding stock appreciation rights made during the last fiscal year.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 11
--------------------------------------------------------------------------------



                                                                                         |       POTENTIAL REALIZED
                                                                                         |        VALUE AT ASSUMED
                                                                                         |             ANNUAL
                                                                                         |       RATES OF STOCK PRICE
                                                                                         |           APPRECIATION
                                      INDIVIDUAL GRANTS                                  |         FOR OPTION TERM
---------------------------------------------------------------------------------------  |  -------------------------------
        (a)                   (b)             (c)            (d)              (e)        |      (f)               (g)
                           NUMBER OF       % OF TOTAL                                    |
                          SECURITIES      OPTIONS/SARS     EXERCISE                      |
                          UNDERLYING       GRANTED TO      OR BASE                       |
                         OPTIONS/SARS     EMPLOYEES IN      PRICE                        |
      NAME                 GRANTED        FISCAL YEAR       ($/SH)      EXPIRATION DATE  |      5% ($)           10% ($)
------------------     --------------   ---------------   ----------   ----------------- |   -------------    -------------
Frank E. Holmes              0/0              --              --              --         |        --               --
Susan B. McGee               0/0              --              --              --         |        --               --

The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values.

        (a)                   (b)             (c)            (d)                  (e)
                                                           NUMBER OF
                                                          SECURITIES            VALUE OF
                                                          UNDERLYING           UNEXERCISED
                                                         UNEXERCISED           IN THE MONEY
                           NUMBER OF                     OPTIONS/SARS         OPTIONS/SARS AT
                            SHARES                        AT FY-END              FY-END($)
                          ACQUIRED ON       VALUE       ---------------      ----------------
       NAME                EXERCISE        REALIZED       EXERCISABLE/         EXERCISABLE/
                                                         UNEXERCISABLE        UNEXERCISABLE
-------------------     --------------    ----------    ---------------      ----------------
Frank E. Holmes                0               0          200,400/600           $12,250/$0
Susan B. McGee                 0               0           35,700/800            $4,500/$0


COMPENSATION OF DIRECTORS

The Company may grant non-employee directors options under the Company's 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $3,000 in any quarter paid in arrears. During the fiscal year ended June 30, 1998, the non-employee directors each received cash compensation of $12,000. Mr. Terracina is also a director of STFC where he received cash compensation of $2,400. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors.


REPORT ON EXECUTIVE COMPENSATION

The board appointed Messrs. Holmes, Terracina and Rubinstein as members of the Executive Compensation Committee during fiscal year 1997, and they continue to serve on the committee. There are no compensation committee interlocks or insider participations to report. The board of directors reviews Mr. Holmes' compensation annually to determine an acceptable base compensation, reflecting an amount competitive with industry peers and taking into account the relative cost of living in San Antonio, Texas. The base pay of the executives is relatively fixed, but the executive has the opportunity to increase his/her compensation by (1) participating in team building programs to enhance operational and fiscal efficiencies throughout the Company with a percent of resulting savings flowing to the executive and (2)

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 12
--------------------------------------------------------------------------------



participating directly in retirement and savings programs whereby the Company will contribute amounts relative to the executive's contribution.

The Company has utilized option grants under the 1985 Plan, the 1989 Plan, and the 1997 Plan to induce qualified individuals to join the Company with a base pay consistent with the foregoing, thereby providing the individual with an opportunity to benefit if there is significant Company growth. Similarly, options have been utilized to reward existing employees for long and faithful service and to encourage them to stay with the Company. Messrs. Rubinstein and Terracina constitute the Stock Option Committee of the board of directors. This Committee acts upon recommendations of the Chief Executive Officer, President and Executive Vice President.


COMPANY PERFORMANCE PRESENTATION

The graph below compares the cumulative total return for the Company's class A common stock to the cumulative total return for the S&P 500 Composite Index and the Financial Times Gold Mine Index for the Company's last five fiscal years. The graph assumes an investment of $100 in the class A common stock and in each index as of June 30, 1993, and that all dividends are reinvested.

[GRAPHIC:  Linear graph plotted from data in table below]

                           U.S. GLOBAL INVESTORS, INC.
                       JUNE 30, 1993 THROUGH JUNE 30, 1998

                        FINANCIAL
                          TIMES          S&P
                        GOLD MINE        500
              DATE        INDEX         INDEX         GROW
            ---------    ------        ------        ------
            30-Jun-93    100.00        100.00        100.00
            30-Jul-93    106.31         99.47        112.50
            31-Aug-93     98.74        102.89         95.00
            30-Sep-93     88.09        101.86         80.00
            29-Oct-93    103.62        103.84         95.00
            30-Nov-93    101.34        102.50         97.50
            31-Dec-93    116.87        103.53        112.50
            31-Jan-94    113.68        106.90        115.00
            28-Feb-94    106.25        103.69        105.00
            31-Mar-94    106.90         98.94        107.50
            29-Apr-94     99.60        100.08         87.50
            31-May-94    102.64        101.33         97.50
            30-Jun-94    100.30         98.61         92.50
            29-Jul-94    103.01        101.72         85.00
            31-Aug-94    109.36        105.54         85.00
            30-Sep-94    122.06        102.70         92.50
            31-Oct-94    113.22        104.84         82.50
            30-Nov-94     99.22        100.70         75.00
            30-Dec-94    103.76        101.94         65.00
            31-Jan-95     86.02        104.41         67.50
            28-Feb-95     90.88        108.18         67.50
            31-Mar-95    101.35        111.14         67.50
            28-Apr-95    101.33        114.25         67.50
            31-May-95     99.84        118.39         55.00
            30-Jun-95    101.23        120.91         52.50
            31-Jul-95    102.41        124.76         52.50
            31-Aug-95    103.59        124.72         50.00
            29-Sep-95    104.29        129.72         52.50
            31-Oct-95     90.48        129.07         42.50
            30-Nov-95     99.12        134.37         37.50
            29-Dec-95    100.49        136.71         32.50
            31-Jan-96    121.09        141.17         60.00
            29-Feb-96    122.90        142.15         57.50
            29-Mar-96    122.58        143.28         54.68
            30-Apr-96    122.19        145.20         55.00
            31-May-96    124.83        148.52         67.50
            28-Jun-96    105.91        148.85         57.50
            31-Jul-96    104.81        142.04         47.50
            30-Aug-96    106.69        144.72         50.00
            30-Sep-96     97.25        152.56         53.76
            31-Oct-96     98.62        156.54         47.50
            29-Nov-96     98.48        168.03         47.50
            31-Dec-96     95.77        164.42         47.50
            31-Jan-97     89.19        174.50         55.00
            28-Feb-97    100.18        175.53         47.50
            31-Mar-97     85.97        168.05         41.26
            30-Apr-97     77.13        177.87         35.00
            30-May-97     82.45        188.28         36.26
            30-Jun-97     73.15        196.47         40.00
            31-Jul-97     74.27        211.81         47.50
            29-Aug-97     74.15        199.65         48.75
            30-Sep-97     80.09        210.26         43.75
            31-Oct-97     65.21        203.01         43.75
            28-Nov-97     51.34        212.06         45.00
            31-Dec-97     55.57        215.40         37.50
            30-Jan-98     58.71        217.58         40.00
            27-Feb-98     56.57        232.91         47.50
            31-Mar-98     60.14        244.55         52.50
            30-Apr-98     68.19        246.76         51.25
            29-May-98     57.09        242.12         45.00
            30-Jun-98     52.19        251.67         40.00


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

CLASS C COMMON STOCK (VOTING STOCK). At September 9, 1998, there were 496,830 shares of the Company's class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 13
--------------------------------------------------------------------------------

                                           CLASS C                                         PERCENT OF
   NAME AND ADDRESS                     COMMON SHARES              OUTSTANDING            SHARES ISSUED
 OF BENEFICIAL OWNER                  BENEFICIALLY OWNED           SHARES OWNED            OUTSTANDING
------------------------------      ----------------------      ------------------      ------------------

Frank E. Holmes                          1,373,402(1)                387,280                  77.95%
7900 Callaghan Road
San Antonio, TX 78229

Marleau, Lemire Inc.                       72,720                     72,720                  14.64%
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

CLASS A COMMON STOCK (NON-VOTING STOCK). At September 9, 1998, there were 6,128,048 shares of the Company's class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.


                                                        CLASS A COMMON SHARES
  NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIALLY OWNED             PERCENT OF CLASS
------------------------------------------------      --------------------------      ----------------------
Quest Management Co.-- New York, NY                          391,205 (1)                      6.21%
Frank E. Holmes-- San Antonio, TX                            367,765 (2)                      5.83%
Constable Partners, L.P.-- Radnor, PA                        345,000 (3)                      5.48%
Mason Hill Asset Management, Inc.-- New York, NY             409,000 (4)                      6.49%
Heartland Advisors, Inc.-- Milwaukee, WI                     502,000 (5)                      7.97%

------------------------
(1)  Information is from Schedule 13G filed with the SEC on February 10, 1998.

(2) Detail of beneficial ownership set forth below under "Security Ownership of Management."

(3)  Information is from Schedule 13D, dated May 9, 1996, filed with the SEC.

(4) Mason Hill Asset Management, Inc. owns 250,500 shares or 4.02 percent. Equinox Partners, LP owns 158,500 shares or 2.55 percent. Mason Hill Asset Management, Inc. and Equinox Partners, L.P. may be deemed to be under the common control of William W. Strong. Information is from Schedule 13D filed with the SEC on March 18, 1997.

(5)  Information  is from Schedule 13D,  dated January 30, 1998,  filed with the
     SEC.


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of September 9, 1998, information regarding the beneficial ownership of the Company's class A and class C common stock by each director and by all directors and officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 14
--------------------------------------------------------------------------------




                                          CLASS C COMMON STOCK                    CLASS A COMMON STOCK (1)
                                      -----------------------------             ------------------------------
  BENEFICIAL OWNER                    NUMBER OF SHARES          %               NUMBER OF SHARES           %
------------------------------        -----------------------------             ------------------------------
Bobby D. Duncan                            4,931              0.99%                  116,652             1.90%
Frank E. Holmes                        1,373,402(2)          92.61%                  368,965(3)          6.02%
Thomas F. Lydon, Jr.                       --                  --                     10,000             0.16%
Susan B. McGee                             --                  --                     47,120             0.77%
J. Stephen Penner                          --                  --                     10,000             0.16%
Jerold H. Rubinstein                       --                  --                     50,000             0.82%
Roy D. Terracina                           --                  --                     89,100             1.45%
All directors and officers as a group  1,378,363             93.60%                  734,722(4)         11.99%
(11 persons)

(1) Includes shares of class A common stock underlying presently exercisable options held directly by each individual as follows: Mr. Duncan - 95,400 shares; Mr. Holmes - 200,400 shares; Mr. Lydon - 10,000 shares; Ms. McGee
      - 35,700 shares; Mr. Penner - 10,000 shares; Mr. Rubinstein - 50,000 shares; and Mr. Terracina - 50,600 shares.

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

(3) Includes 67,965 shares and options to obtain 201,000 shares of class A common stock as well as 100,000 shares of class A common stock held by F.E. Holmes Organization, Inc. a corporation wholly owned by Mr. Holmes. Mr. Holmes' 67,965 shares also include 1,300 shares of class A common stock owned separately by Mr. Holmes' wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of class A common stock.

(4) Includes the shares underlying presently exercisable options held by the directors and officers listed above and an additional 26,900 of class A common stock underlying presently exercisable options held by officers other than those listed above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 by reference that portion of the U.S. Global Investors, Inc. Annual Report to Shareholders, attached to this Form 10-K as
Exhibit 13, appearing under Note O to the Consolidated Financial Statements.

During fiscal year 1998, the Company purchased 4,378 shares for $200,000 of Xtra Music Limited, of which Jerold H. Rubinstein, a director of the Company, has controlling interest. Additionally, during fiscal year 1998, the Company paid Bobby D. Duncan, a director of the Company, approximately $60,000 in consulting fees.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 15
--------------------------------------------------------------------------------


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.    FINANCIAL STATEMENTS

          The Consolidated Financial Statements are incorporated herein by re-ference to the Company's Annual Report to Shareholders as an exhibit hereto (see Item 8):

               Report of Independent Accountants
               Consolidated Balance Sheets at June 30, 1998 and 1997 Consolidated Statements of Operation for the three years ended June 30, 1998
               Consolidated Statements for Cash Flows for the three years ended June 30, 1998
               Consolidated Statements of Shareholders' Equity for the three years ended June 30, 1998
               Notes to Consolidated Financial Statements

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

    3.2a Amendment to Article II, Section 2 of the By-Laws, incorporated by reference to Exhibit 3(e) to the Registrant's Form 10-K for the fiscal year ended June 30, 1991.

    3.2b  Amendment  to  By-Laws of  Registrant,  incorporated  by  reference to
          Exhibit 3(h) to the Registrant's Registration Statement No. 33-90518 filed on Form S-3 on March 16, 1995.

    3.2c Amendment to By-Laws, incorporated by reference in the Registrant's Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession No. 754811-96-000025).

    10.1 Advisory Agreement dated October 27, 1989, by and between Registrant and United Services Funds ("USF"),incorporated by reference to Exhibit
          (4)(b) to the Registrant's Form 10-K for fiscal year ended June 30, 1990.

    10.2 Advisory Agreement dated September 21, 1994, by and between Registrant and Accolade Funds, incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

    10.3 Sub-Advisory Agreement dated September 21, 1994, by and between Registrant and Accolade Funds/Bonnel Growth Fund and Bonnel, Inc., incorporated by reference to Exhibit 10.3 to Registrant's Form 10-K for fiscal year ended June 30, 1995(EDGAR Accession Number 0000754811-95-000002).

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 16
--------------------------------------------------------------------------------



    10.4 Transfer Agency Agreement dated September 21, 1994, by and between United Shareholder Services, Inc. ("USSI") and Accolade Funds/Bonnel Growth Fund, incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95- 000002).

    10.5 Transfer Agent Agreement by and between USSI and USF, incorporated by reference to Exhibit 10(b)to the Registrant's Form 10-K for the fiscal year ended June 30, 1989.

    10.6 Loan Agreement between Registrant and Bank One, dated April 12, 1994, and Modification Agreement, dated February 28, 1995,for $1,385,000 for refinancing new building, incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

    10.7 United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to
          Exhibit 4(b) of the Registrant's Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No.754811-97-000004).

    10.8 United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) to the Registrant's Regi-stration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 754811-97-000004).

    10.9 U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 to the Registrant's Registra-tion Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 7548111-97-000003).

    10.10 Bookkeeping and Accounting Agreement by and between USSI and USF,dated February 1, 1992, incorporated by reference to Exhibit E 1 to the Registrant's Form 10-Q dated December 31, 1991.

    10.11 Bookkeeping and Accounting Agreement by and between USSI and Accolade Funds, dated September 21, 1994, incorporated by reference to Exhibit
          10.21 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

    10.12 Distribution Agreement by and between USGB and U.S. Global Accolade Funds dated September 3, 1998, filed herein.

    10.13 Distribution Agreement by and between USGB and U.S. Global Investors Funds dated September 3, 1998, filed herein.

    11    Statement re: Computation of Per Share Earnings, filed herein.

    13    Annual Report to Shareholders, filed herein.

    21    List of Subsidiaries of the Registrant, filed herein.

    23.1  Consent of Independent Accountant, Ernst & Young LLP, filed herein.

    23.2  Consent  of  Independent  Accountant,   PricewaterhouseCoopers,  filed
          herein.

    23.3 Consent of Independent Accountant, PricewaterhouseCoopers LLP, filed herein.

    24.1  Power  of  Attorney to file 10-K, filed herein.

    24.2  Power of Attorney to file amendments to 10-K, filed herein.

    27    Financial Data Schedule, filed herein.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 17
--------------------------------------------------------------------------------



(b) Reports on Form 8-K

    One Form 8-K was filed on June 11, 1998, to report a change in Registrant's certifying accountant.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1998                                          Page 18
--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. GLOBAL INVESTORS, INC.


                                        By: ______________________________
                                        SUSAN B. MC GEE
Date: September 28, 1998                PRESIDENT, SECRETARY, GENERAL COUNSEL

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE           CAPACITY IN WHICH SIGNED                DATE
------------------------   --------------------------          ---------------


/s/ Jerold H. Rubinstein    Director                          September 18, 1998
------------------------
JEROLD H. RUBINSTEIN


/s/ Roy D. Terracina        Director                          September 18, 1998
------------------------
ROY D. TERRACINA


/s/ Frank E. Holmes       Chairman of the Board of Directors  September 18, 1998
------------------------  Chief-Executive-Officer
FRANK E. HOLMES


/s/ Bobby D. Duncan         Director                          September 18, 1998
------------------------
BOBBY D. DUNCAN


/s/ J. Stephen Penner       Director                          September 18, 1998
------------------------
J. STEPHEN PENNER


/s/ Thomas F. Lydon Jr.     Director                          September 18, 1998
------------------------
THOMAS F. LYDON, JR.


/s/ David J. Clark          Chief Financial Officer           September 18, 1998
------------------------    Chief Operating Officer
DAVID J. CLARK


/s/ J. Michael Edwards      Chief Accounting Officer          September 29, 1998
------------------------
J. MICHAEL EDWARDS