Form 10-Q
period 1998-09-30
U S GLOBAL INVESTORS INC
filed 1998-11-17
CIK 754811

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
               ----------------------------------------

                               FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                   OR

[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                        ----------------------------
                       Commission File Number 0-13928
                        ----------------------------


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

                        YES  [x]               NO   [ ]

On October 26, 1998, there were 6,299,444 shares of Registrant's Class A common stock outstanding and 496,830 shares of Registrant's Class C common stock issued and outstanding.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................3
     Item 1. Financial Statements..............................................3
         Notes to Consolidated Financial Statements (Unaudited)................7
     Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................10
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......13

PART II. OTHER INFORMATION....................................................14
     Item 6. Exhibits and Reports on Form 8-K.................................14

SIGNATURES....................................................................15

EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE.................16

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                         Page 3


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                             SEPTEMBER 30,           JUNE 30,
                                                 1998                  1998
                                             -------------          -----------
                                              (UNAUDITED)

Current Assets
     Cash and cash equivalents                $ 1,650,591          $  1,391,867
     Trading securities, at fair
       value                                      794,156               901,647
     Receivables:
       Mutual funds                               906,417               788,019
       Custodial fees                             275,771               189,715
       Receivable from brokers                     55,771                16,690
       Residual equity interest                       --                675,613
       Other                                      220,150               190,421
     Prepaid expenses                             448,118               466,733
     Deferred tax asset                           176,655               135,294
                                               ----------           -----------

       Total Current Assets                     4,527,629             4,755,999
                                               ----------           -----------

Net Property And Equipment                      2,578,263             2,596,091
                                               ----------           -----------

Other Assets
     Restricted investments                       274,805               271,166
     Long-term receivables                        152,876               218,212
     Long-term deferred tax asset               1,097,051             1,068,092
     Investment securities
       available-for-sale, at fair value          417,690               472,240
     Equity investment in affiliate               735,447               866,288
     Other                                         57,289                60,869
                                               ----------           -----------

       Total Other Assets                       2,735,158             2,956,867
                                               ----------           -----------

       Total Assets                           $ 9,841,050           $10,308,957
                                               ==========           ===========



       The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                         Page 4


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             SEPTEMBER 30,           JUNE 30,
                                                 1998                  1998
                                             -------------          -----------
                                              (UNAUDITED)

CURRENT LIABILITIES
     Accounts payable                            $ 335,667            $ 275,963
     Accrued compensation and retirement
       costs                                       175,053              226,324
     Current portion of notes payable               64,875               63,525
     Current portion of annuity and
       contractual obligation                       18,000               18,000
     Accrued legal fees                             83,837               33,855
     Other accrued expenses                        319,373              418,793
                                               -----------          -----------

        TOTAL CURRENT LIABILITIES                  996,805            1,036,460
                                               -----------          -----------

Notes Payable-Net of Current Portion             1,177,393            1,193,599
Annuity and Contractual Obligations                135,283              137,039
                                               -----------          -----------

       TOTAL NON-CURRENT LIABILITIES             1,312,676            1,330,638
                                               -----------          -----------

       TOTAL LIABILITIES                         2,309,481            2,367,098
                                               -----------          -----------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
     Common stock (Class A)-$0.05 par value;
       non-voting; authorized, 7,000,000 shares    314,972              314,972
     Common stock (Class C)-$.05 par value;
       voting; authorized, 1,750,000 shares         24,842               24,842
     Additional paid-in-capital                 10,589,541           10,591,708
     Treasury stock at cost                       (449,313)            (476,289)
     Net unrealized loss on available-for-sale
       securities (net of tax of $31,175 and
       $12,629, respectively)                      (60,516)             (24,514)
     Equity in net unrealized loss on available-
       for-sale securities held by affiliate
       (net of tax of $60,904 and $26,391,
       respectively)                              (118,224)             (51,230)
     Retained deficit                           (2,769,733)          (2,437,630)
                                               -----------          -----------

       Total Shareholders' Equity                7,531,569            7,941,859
                                               -----------          -----------
                                               $ 9,841,050          $10,308,957
                                               ===========          ===========


       The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                         Page 5


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                 1998                  1997
                                             -------------         -------------
REVENUE
     Investment advisory fee                    $1,135,032           $1,637,465
     Transfer agent fee                            799,084              839,318
     Accounting fee                                    --               260,312
     Exchange fee                                   36,290               47,810
     Custodial fees                                123,714              133,032
     Investment loss                               (82,920)             (45,385)
     Other                                          85,286               73,328
                                               -----------          -----------
                                                 2,096,486            2,945,880
                                               -----------          -----------
EXPENSES
     General and administrative                  2,165,991            2,624,069
     Depreciation and amortization                 123,446              124,117
     Interest-note payable and other                28,208               31,300
                                               -----------          -----------
                                                 2,317,645            2,779,486
                                               -----------          -----------

EARNINGS (LOSS) BEFORE MINORITY INTEREST,
EQUITY INTEREST AND INCOME TAXES                  (221,159)             166,394

Equity In Net Earnings (Losses) of Affiliate      (128,205)               1,743
                                               -----------          -----------

EARNINGS (LOSS) BEFORE INCOME TAXES               (349,364)             168,137

PROVISIONS FOR FEDERAL INCOME TAXES
     Deferred                                      (17,261)              53,592
                                               -----------          -----------
                                                   (17,261)              53,592
                                               -----------          -----------
Net Earnings (Loss)                             $ (332,103)          $  114,545
                                               ===========          ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE     $    (0.05)          $     0.02
                                               ===========          ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                       6,624,639            6,609,027
     Diluted                                     6,626,023            6,677,878



       The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                         Page 6


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     THREE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                 1998                  1997
                                             -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                         $  (332,103)          $  114,545
   Adjustments to reconcile to net cash
   provided by operating activities:
     Depreciation and amortization                 123,446              124,117
     Net gain on sales of securities                (2,860)              (4,398)
     Gain on disposal of equipment                     --                  (602)
     Gains on changes of interest in affiliate     (96,289)              (1,682)
     Provision for deferred taxes                  (17,261)              53,592
   Changes in assets and liabilities,
   impacting cash from operations:
     Restricted investments                         (3,639)              (8,347)
     Accounts receivable                           467,685              354,298
     Prepaid expenses and other                    147,805               83,683
     Trading securities                            110,353               85,346
     Accounts payable                               59,704             (112,664)
     Accrued expenses                             (100,709)            (154,461)
                                               -----------          -----------
     Total adjustments                             688,235              418,882
                                               -----------          -----------

NET CASH PROVIDED BY OPERATIONS                    356,132              533,427
                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment          (105,605)            (143,489)
     Net proceeds on sale of equipment                 --                   602

NET CASH USED IN INVESTING ACTIVITIES             (105,605)             (42,887)
                                               -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on annuity                            (1,756)              (1,676)
     Payments on note payable to bank              (14,856)             (10,695)
     Payments on capital lease                          --               (6,475)
     Treasury stock reissued                        28,725               53,434
     Purchase of Treasury stock                     (3,916)                 --

NET CASH PROVIDED BY FINANCING ACTIVITIES            8,197               34,588
                                               -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS          258,724              425,128
BEGINNING CASH AND CASH EQUIVALENTS              1,391,867              722,121
                                               -----------          -----------
ENDING CASH AND CASH EQUIVALENTS               $ 1,650,591          $ 1,147,249
                                               ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                    $    28,208          $    31,300


       The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                         Page 7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A. BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair
presentation  of  results  for  the  interim  periods  presented.   U.S.  Global
Investors, Inc. (the Company or U.S. Global) has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1998.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), Security Trust and Financial Company (STFC), A&B Mailers, Inc. (A&B), U.S.
Global Investors  (Guernsey)  Limited (USGG),  and U.S. Global  Brokerage,  Inc.
(USGB). Additionally, the Company has continued to account for its investment in the offshore fund, U.S. Global Strategies Fund Limited (the Guernsey Fund), using the equity method of accounting, as the Company held a 36% and 15% interest in the Guernsey Fund as of September 30, 1998 and 1997, respectively. This resulted in the Company recording earnings (losses) of ($224,494) and $61 for the quarters ending September 30, 1998 and 1997, respectively, which is included in earnings before taxes in the income statement. In addition, due to changes in its equity interest of the Guernsey Fund during the quarter, the Company recorded a gain of $96,289 and $1,682 for the quarters ending September 30, 1998 and 1997, respectively.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three month period ended September 30,1998, are not necessarily indicative of the results to be expected for the entire year.

NOTE B. SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the cost of investments classified as trading at September 30, 1998, and June 30, 1998 was $1,189,416, and $1,173,011, respectively. The market value of investments classified as trading at September 30, 1998, and June 30, 1998 was $794,156 and $901,647, respectively. The net change in the unrealized holding loss on trading securities held at September 30, 1998 and 1997 that has been included in earnings for the three-month period is $124,114 and $80,606, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at September 30, 1998, and June 30, 1998, was
$509,382. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at September 30, 1998 and June 30, 1998 of $417,690 and $472,240, respectively, with $60,516, and $24,514, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. These investments are in private placements which are restricted for sale as of September 30, 1998. It is anticipated the securities obtained in these private placements will become free trading within one year. During fiscal year 1999, the Company has not transferred any securities from the available-for-sale category to the trading category. During fiscal year 1998, the Company recorded realized losses of $349,579 and unrealized gains of $103,205 on securities which were transferred from the available-for-sale category to the trading category upon becoming free trading.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                         Page 8


NOTE C. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (USGIF), U.S. Global Accolade Funds (USGAF) and the Guernsey Fund and receives a fee based on a specified percentage of net assets under management. The Company also serves as transfer agent to USGIF and USGAF and received a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF. The Company also receives exchange, maintenance, closing, and small account fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF continue to be the Company's primary revenue source.

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

U.S. Global has voluntarily waived or reduced its advisory fee; guaranteed that fund expenses will not exceed certain limits; and/or has agreed to pay expenses on several USGIF and USGAF funds and the Guernsey Fund for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the three month period ended September 30, 1998, and September 30, 1997 was $802,241, and $987,198, respectively.

Receivables from mutual funds represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, transfer agent fees, accounting fees, and exchange fees and are net of amounts payable to the mutual funds.

The investment advisory contract and related contracts between the Company and USGIF will expire on or about January 21, 1999, and the contracts between the Company and USGAF expire on or about March 8, 1999. Management anticipates the Trustees of both USGIF and USGAF will renew the contracts.

NOTE D. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 1998, the Company has net operating losses
(NOLs) of approximately $1.5 million which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $342,000 expiring 1999-2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to September 30, 1998, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $125,000 at September 30, 1998, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                         Page 9


NOTE E.  ACCOUNTING PRONOUNCEMENTS.

In June 1997, the FASB issued Statements No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a statement of financial performance.
Although the Statement does not address disclosure format, it requires an enterprise to (a) represent total comprehensive income for the financial statement period, (b) classify items of other comprehensive income by their nature in a financial statement and (c) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company plans to adopt SFAS 130 in fiscal year 1999. Management has not yet determined the manner in which comprehensive income might be displayed.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for reporting information in the annual financial statements about a public entity's operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures regarding products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999. Management has not yet completed its determination of what, if any, impact the "management approach" will have on its financial statement disclosures.

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. As the Company does not offer pension or other postretirement benefits, it is not anticipated this Statement will impact the Company.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability or (b) the earnings of the hedged forecasted transaction. This Statement is effective for fiscal years beginning after June 15, 1999. Management is evaluating the impact of the Statement on the Company.

The Accounting Standards Executive Committee (AcSEC) recently issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. The SOP requires the costs of start-up activities to be expensed as incurred. In a change from the Exposure Draft, start-up activities now include organization costs, which could have significant ramifications to certain mutual funds. The SOP applies to all nongovernmental entities and to start-up costs of development-stage entities as well as established operating entities. The SOP is effective for fiscal years beginning after December 15, 1998, except for certain investment companies (primarily open-end investment funds), which must apply the SOP prospectively beginning June 30, 1998. The adoption of this Statement is not expected to materially impact the financial position or results of operations of the Company.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                        Page 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

U.S. Global Investors, Inc. (the Company or U.S. Global) posted a net after tax loss of $332,103 ($0.05 per share) for the quarter ended September 30, 1998, compared to net after tax earnings of $114,545 ($0.02 per share) for the quarter ended September 30, 1997.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees that are dependent on average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations. As of October 26, 1998, total assets under management for U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) were approximately $1.26 billion and $113 million, respectively.

Assets under management for USGIF for the quarter ended September 30, 1998, averaged $1.23 billion versus $1.35 billion for the quarter ended September 30, 1997. This decrease in average assets primarily resulted from a decrease in the value of gold related assets. Assets under management for USGAF averaged $130 million for the quarter ended September 30, 1998 versus $142 million for the quarter ended September 30, 1997. This decrease in average assets is attributable to a decrease in assets in the Bonnel Growth Fund.

REVENUES

Total consolidated revenues decreased approximately $850,000 (29%) primarily due to a 31% decrease in management advisory fees due to a decline in assets under management, and a 100% decrease in accounting fees, as the Company outsourced the bookkeeping and accounting functions previously performed by USSI.

Earnings before interest and investment income (expense), taxes, depreciation and amortization (EBITDA) decreased approximately $354,000 (96%) to $13,000 ($0.00 per share) from $367,000 ( $0.09 per share). This was primarily due to a decrease in operating revenues of $768,000 which was partially offset by a corresponding decrease in general and administration expenses of over $458,000.

EXPENSES

Total consolidated expenses for the three months ended September 30, 1998, decreased approximately $465,000. This is attributable to a decrease in general and administrative expenses of the Company of $458,000 (4%) for the quarter ended September 30, 1998, resulting from decreases in sales promotion and fund reimbursement expenditures.

LIQUIDITY AND CAPITAL RESOURCES

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. Management believes that such activities are in the best interest of the Company. These activities are reviewed by Company compliance personnel and reported to investment

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                        Page 11

advisory clients. On September 30, 1998, the Company held approximately $1.2 million in investment securities. The value of these investments is approximately 16% of total assets and 21%of shareholders' equity at quarter end. Of the $1.2 million in investment securities, the Company classified ap-proximately $790,000 as trading securities and approximately $420,000 as available-for-sale securities. Available-for-sale securities are primarily private placements that management expects will become free-trading within one year. During the three months ended September 30, 1998, net realized gains from the sale of investments aggregated approximately $2,000, compared to approximately $4,000 for the three months ended September 30, 1997. The net change in the unrealized holding loss on trading securities held at September 30, 1998 and 1997 that has been included in earnings for the three-month period is $124,114 and $80,606, respectively.

FEE WAIVERS & FUND REIMBURSEMENTS

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

TAX LOSS CARRYFORWARDS

Management assessed the likelihood of realization of the recorded deferred tax asset at September 30, 1998. Net operating losses (NOLs) of $1.5 million, primarily resulting from the non-cash charge to earnings related to the purchase of certain government agency notes during fiscal 1995, do not expire until fiscal 2010. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $125,000 at September 30, 1998, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

SETTLEMENT POOL

In June 1992, the Company made its final payment to the settlement pool established under the June 1988 settlement agreement relating to the original Prospector Fund (now operating as the Global Resources Fund), and the settlement pool made the final payout to "Eligible Shareholders" thereof. Under the agreement, any amounts payable to "Eligible Shareholders" who could not be located, together with interest thereon, would be held until June 22, 1998. At that time, such amounts would be made available to all persons claiming subrogation. The Company had first right of subrogation to these amounts. As such, the Company subsequently received approximately $676,000 in July 1998, thus relieving the outstanding residual equity interest.

CONCLUSION

Management believes current cash reserves of $1.7 million, plus financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the Company to take advantage of investment opportunities whenever available.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                        Page 12


ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statements No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a statement of financial performance.
Although the Statement does not address disclosure format, it requires an enterprise to (a) represent total comprehensive income for the financial statement period, (b) classify items of other comprehensive income by their nature in a financial statement and (c) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company plans to adopt SFAS 130 in fiscal year 1999. Management has not yet determined the manner in which comprehensive income might be displayed.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for reporting information in the annual financial statements about a public entity's operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures regarding products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999. Management has not yet completed its determination of what, if any, impact the "management approach" will have on its financial statement disclosures.

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. As the Company does not offer pension or other postretirement benefits, it is not anticipated this Statement will impact the Company.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability or (b) the earnings of the hedged forecasted transaction. This Statement is effective for fiscal years beginning after June 15, 1999. Management is evaluating the impact of the Statement on the Company.

The Accounting Standards Executive Committee (AcSEC) recently issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. The SOP requires the costs of start-up activities to be expensed as incurred. In a change from the Exposure Draft, start-up activities now include organization costs, which could have significant ramifications to certain mutual funds. The SOP applies to all nongovernmental entities and to start-up costs of development-stage entities as well as established operating entities. The SOP is effective for fiscal years beginning after December 15, 1998, except for certain investment companies (primarily open-end investment funds), which must apply the SOP prospectively beginning June 30, 1998. The adoption of this Statement is not expected to materially impact the financial position or results of operations of the Company.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                        Page 13


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's balance sheet includes assets whose fair value is subject to market risks. As of September 30, 1998 and June 30, 1998, the Company held approximately $1.2 and $1.4 million, respectively, in securities (trading and available-for-sale categories) other than USGIF money market mutual fund shares. The decrease in the value of investment securities for the quarter ended September 30, 1998 was due primarily to unrealized losses on securities held by the Company as well as trading activity.

Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. Management attempts to maximize the Company's cash position by using a diversified venture capital approach to investing. Strategically, management invests in early-stage or start-up businesses seeking initial financing as well as more mature businesses in need of capital for expansion, acquisitions, management buyouts or recapitalization. The Company also uses other investment techniques such as private placement arbitrage. This involves the contemporaneous purchase of a quantity of an issuer's securities at a discount in a private placement and a short sale of the same, or substantially the same, security in the public market.

Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimate of fair value as of the balance sheet date. Market prices fluctuate and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company's investment activities are reviewed by Company compliance personnel and reported to investment advisory clients.

The table below summarizes the Company's equity price risks as of September 30, 1998, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices. A comparison of quarter-end stock prices on the individual stocks within the Company's equity portfolios over the three years ending June 30, 1998, indicated that the change from one quarter to the next was 25 percent or less approximately 90 percent of the time.

                                                 Estimated         Hypothetical
                                              Fair Value after     Percentages
                             Fair Value at       Hypothetical      Hypothetical       Increase (Decrease) in
                          September 30, 1998     Price Change     Change in Prices     Shareholders' Equity
                          ------------------  ----------------    ----------------    ----------------------
Trading Securities             $794,156          25% increase        $   992,695              $ 131,036
                                                 25% decrease        $   595,617              $(131,036)

Available-for-sale             $417,690          25% increase        $   522,113              $  68,919
                                                 25% decrease        $   313,267              $ (68,919)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                        Page 14


                         PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

1. Exhibits

     11   Statement re: Computation of Per Share Earnings
     27   Financial Data Schedule

2.  Reports on Form 8-K

     None

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                        Page 15


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            U.S. GLOBAL INVESTORS, INC.


DATED: November 12, 1998                    BY: /s/ Susan B. McGee
                                               ---------------------------------
                                                Susan B. McGee
                                                President
                                                Corporate Secretary
                                                General Counsel



DATED: November 12, 1998                    BY: /s/ David J. Clark
                                                --------------------------------
                                                 David J. Clark
                                                 Chief Financial Officer
                                                 Chief Operating Officer



DATED: November 12, 1998                    BY: /s/ J. Michael Edwards
                                                --------------------------------
                                                 J. Michael Edwards
                                                 Chief Accounting Officer

U.S. Global Investors, Inc.
September 30, 1998, Quarterly Report on Form 10-Q                        Page 16


EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE


                                                 Quarter Ended September 30,
                                                  1998                 1997
                                               ----------           ----------

Net earnings                                   $ (332,103)          $  114,545
                                               ==========           ==========

BASIC
Weighted average number shares
  outstanding during the year:                  6,624,639            6,609,027

Basic earnings (loss) per share                $    (0.05)          $     0.02
                                               ==========           ==========

DILUTED
Weighted average number shares
  outstanding during the year:                  6,624,639            6,609,027

Effect of dilutive securities:
  Common stock equivalent shares (determined
       using the "treasury stock" method)
       representing shares issuable upon exercise
       of preferred or common stock options         1,384               68,851
                                               ----------           ----------
Weighted average number of shares used in
  calculation of diluted earnings per share     6,626,023            6,677,878
                                               ==========           ==========

Diluted earnings (loss) per share              $    (0.05)          $     0.02
                                               ==========           ==========