Form 10-Q/A
period 1998-09-30
U S GLOBAL INVESTORS INC
filed 1999-01-22
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-Q/A
                            Amended January 22, 1999

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

YEAR 2000 READINESS

The Company has taken an inventory of all hardware, software, networks and other various processing platforms, and customer and vendor interdependencies. The Company has initiated formal communications with all of its significant suppliers and vendors to determine the extent to which the Company is vulnerable to third-party failure to remedy their own Y2K issues.

The Company is utilizing internal resources to reprogram, replace and test the software and hardware for Y2K modifications. Management currently anticipates that the project will be completed no later than June 30, 1999, and will not have a material impact on the Company's financial results or position.

The Company has begun to develop Year 2000 contingency plans, in accordance with its regular disaster recovery plans. While the Company has taken measures reasonably designed to prevent a negative impact resulting from the Year 2000 issue, there can be no assurance that factors outside the Company's control will not disrupt its operations.

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