Form 10-Q
period 1998-12-31
U S GLOBAL INVESTORS INC
filed 1999-02-16
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998

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

                            YES [X]          NO [ ]


On January 29, 1999, there were 5,999,564 shares of Registrant's class A common stock outstanding and 496,830 shares of Registrant's class C common stock issued and outstanding.

                           U.S. GLOBAL INVESTORS, INC.

                                    I N D E X

PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements
      Consolidated Balance Sheets--December 31, 1998,
         and June 30, 1998 .................................................3
      Consolidated Statements of Operations and Comprehensive
         Income--Six-Month and Three-Month Periods Ended
         December 31, 1998 and 1997 ........................................5
      Consolidated Statements of Cash Flows--Six-Month Period Ended
         December 31, 1998 and 1997 ........................................6
      Notes to Consolidated Financial Statements ...........................7
   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations..................................10
   Item 3. Quantitative and Qualitative Disclosures About Market Risk......15

PART II. OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K..............................16
     Signatures    ........................................................17
     Exhibit 11--Schedule of Computation of Net Income per Share...........18

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                         Page 3
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 DECEMBER 31,     JUNE 30,
                                                    1998            1998
                                                 ----------     -----------
                                                 (UNAUDITED)
    CURRENT ASSETS
         Cash and cash equivalents .........     $  859,548     $ 1,391,867
         Trading securities, at fair value .        873,184         901,647
         Receivables:
             Mutual funds ..................        901,075         788,019
             Custodial fees ................        305,528         189,715
             Employees .....................         51,451          83,725
             Receivable from brokers .......         15,812          16,690
             Residual equity interest ......           --           675,613
             Other .........................        146,231         106,696
         Prepaid expenses ..................        563,302         466,733
         Deferred tax asset ................        151,443         135,294
                                                 ----------     -----------
             TOTAL CURRENT ASSETS ..........      3,867,574       4,755,999
                                                 ----------     -----------
    NET PROPERTY AND EQUIPMENT .............      2,490,402       2,596,091
                                                 ----------     -----------
    OTHER ASSETS
         Restricted investments ............        283,846         271,166
         Long-term receivables .............         62,069         218,212
         Long-term deferred tax asset ......        948,468       1,068,092
         Investment securities
           available-for-sale, at fair value        496,429         472,240
         Equity investment in affiliate ....      1,218,139         866,288
         Other .............................         46,591          60,869
                                                 ----------     -----------
             TOTAL OTHER ASSETS ............      3,055,542       2,956,867
                                                 ----------     -----------
             TOTAL ASSETS ..................     $9,413,518     $10,308,957
                                                 ==========     ===========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                         Page 4
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                DECEMBER 31,         JUNE 30,
                                                    1998               1998
                                                ------------      ------------
                                                (UNAUDITED)
CURRENT LIABILITIES
     Accounts payable .....................     $    325,330      $    275,963
     Accrued compensation and
          retirement costs ................          219,643           226,324
     Current portion of notes payable .....           66,266            63,525
     Current portion of annuity and
          contractual obligation ..........           18,000            18,000
     Accrued legal fees ...................           53,451            33,855
     Other accrued expenses ...............          393,915           418,793
                                                ------------      ------------
     TOTAL CURRENT LIABILITIES ............        1,076,605         1,036,460
                                                ------------      ------------
     Notes payable-net of current portion .        1,160,838         1,193,599
     Annuity and contractual obligations ..          133,453           137,039
                                                ------------      ------------
     TOTAL NON-CURRENT LIABILITIES ........        1,294,291         1,330,638
                                                ------------      ------------
     TOTAL LIABILITIES ....................        2,370,896         2,367,098
                                                ------------      ------------
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
     Common stock (Class A)--$0.05
         par value; non-voting; authorized,
         7,000,000  shares ................          314,972           314,972
     Common stock (Class C)--$0.05 par
          value; voting; authorized,
          1,750,000 shares ................           24,842            24,842
     Additional paid-in capital ...........       10,589,541        10,591,708
     Treasury stock at cost ...............         (668,650)         (476,289)
     Accumulated other comprehensive loss .          (69,537)          (75,744)
     Retained deficit .....................       (3,148,546)       (2,437,630)
                                                ------------      ------------
     TOTAL SHAREHOLDERS' EQUITY ...........        7,042,622         7,941,859
                                                ------------      ------------
                                                $  9,413,518      $ 10,308,957
                                                ============      ============

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                         Page 5
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                          SIX MONTHS ENDED              THREE MONTHS ENDED
                                                            DECEMBER 31,                   DECEMBER 31,
                                                     --------------------------    --------------------------
                                                        1998            1997           1998            1997
                                                     -----------    -----------    -----------    -----------
REVENUE
     Investment advisory fee .....................   $ 2,289,172    $ 3,135,836    $ 1,154,140    $ 1,498,372
     Transfer agent fee ..........................     1,644,588      1,705,811        845,504        866,493
     Accounting fee ..............................          --          399,996           --          139,684
     Exchange fee ................................        72,715         99,180         36,425         51,370
     Custodial fee ...............................       249,781        282,355        126,067        149,323
     Investment income ...........................        12,770        171,901         95,690        217,287
     Other .......................................       165,567        140,014         80,281         66,686
                                                     -----------    -----------    -----------    -----------
                                                       4,434,593      5,935,093      2,338,107      2,989,215
EXPENSES
     General and administrative ..................     4,486,108      5,154,095      2,320,117      2,530,028
     Depreciation and amortization ...............       245,740        247,635        122,294        123,517
     Interest-note payable and other .............        59,093         60,586         30,885         29,286
                                                     -----------    -----------    -----------    -----------
                                                       4,790,941      5,462,316      2,473,296      2,682,831
                                                     -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY
     INTEREST, EQUITY INTEREST AND
     INCOME TAXES ................................      (356,348)       472,777       (135,189)       306,384

EQUITY IN NET LOSS OF AFFILIATE ..................      (254,292)      (106,723)      (126,087)      (108,467)
                                                     -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ................      (610,640)       366,054       (261,276)       197,917

PROVISIONS FOR FEDERAL INCOME TAXES
     Deferred ....................................       100,276        136,780        117,537         83,188
                                                     -----------    -----------    -----------    -----------
                                                         100,276        136,780        117,537         83,188
                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS) ................................   $  (710,916)   $   229,274    $  (378,813)   $   114,729

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on
        available-for-sale securities ............         6,207        (33,067)       109,204        (30,074)
                                                     -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS) ......................   $  (704,709)   $   196,207    $  (269,609)   $    84,655
                                                     ===========    ===========    ===========    ===========
Basic and Diluted Income (Loss)
   Per Share .....................................   $     (0.11)   $      0.03    $     (0.06)   $      0.02
                                                     ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING
     Basic .......................................     6,617,553      6,614,618      6,610,467      6,620,210
     Diluted .....................................     6,618,370      6,668,112      6,624,856      6,660,534

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                         Page 6
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                      1998           1997
                                                   -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) .......................   $  (710,916)   $   229,274
  Adjustments to reconcile to net cash
     provided by (used in) operating activities:
       Depreciation and amortization ...........       245,740        247,635
       Net gain on sales of securities .........        (1,253)       (65,121)
       Gain on disposal of equipment ...........           (25)        (1,011)
       Gain on changes of interest in affiliate        (90,126)        (6,009)
       Provision for deferred taxes ............       100,276        136,780
  Changes in assets and liabilities, impacting
    cash from operations:
       Restricted investments ..................       (12,680)         8,277
       Accounts receivable .....................       596,505        372,331
       Prepaid expenses and other ..............      (286,758)        52,587
       Trading securities ......................        54,717       (245,912)
       Accounts payable ........................        49,367        (35,696)
       Accrued and other expenses ..............       (11,963)         4,150
                                                   -----------    -----------
  Total adjustments ............................       643,800        468,011
                                                   -----------    -----------

  NET CASH PROVIDED BY (USED IN) OPERATIONS ....       (67,116)       697,285
                                                   -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Net purchase of furniture and equipment .      (140,038)      (248,058)
       Proceeds on sale of equipment ...........            25          1,011
       Purchase of available-for-sale securities       (97,056)          --
                                                   -----------    -----------

  NET CASH (USED IN) INVESTING ACTIVITIES ......      (237,069)      (247,047)
                                                   -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on annuity .....................        (3,586)        (3,381)
       Payments on note payable to bank ........       (30,020)       (21,606)
       Payments on capital lease ...............          --           (8,661)
       Treasury stock reissued .................        28,725         53,434
       Proceeds from issuance of common  stock,
         warrants, and options .................          --            1,500
       Purchase of treasury stock ..............      (223,253)       (23,614)
                                                   -----------    -----------
  NET CASH (USED IN) FINANCING ACTIVITIES ......      (228,134)        (2,328)
                                                   -----------    -----------
  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ...........................      (532,319)       447,910

  BEGINNING CASH AND CASH EQUIVALENTS ..........     1,391,867        722,121
                                                   -----------    -----------

  ENDING CASH AND CASH EQUIVALENTS .............   $   859,548    $ 1,170,031
                                                   ===========    ===========
  SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
       Cash paid for interest ..................   $    59,093    $    60,586

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 7
--------------------------------------------------------------------------------

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), Security Trust and Financial Company (STFC), A&B Mailers, Inc. (A&B), U.S.
Global Investors  (Guernsey)  Limited (USGG),  and U.S. Global  Brokerage,  Inc.
(USGB). U.S. Global has formed a company that was originally incorporated in Texas on October 23, 1998. This company, U.S. Global Administrators, Inc.
(USGA), will provide qualified plan administration services for existing clients, and will commence operations on January 1, 1999. Although the Company held a 65% and 16% interest in the U.S. Global Strategies Fund Limited (the Guernsey Fund) as of December 31, 1998, and 1997, respectively, the Company has continued to account for its investment in the offshore fund using the equity method of accounting. This resulted in the Company recording losses of $254,292 and $106,723 for the six months ending December 31, 1998, and 1997, respectively, which is included in income before taxes in the income statement. The increase in the interest held by the Company is attributable to general market conditions, as well as shareholder activity. Management considers this increase to be temporary.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six month period ended December 31,1998, are not necessarily indicative of the results to be expected for the entire year.

NOTE B. SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the cost of investments classified as trading at December 31, 1998, and June 30, 1998, was $1,198,105, and $1,173,011, respectively. The market value of investments classified as trading at December 31, 1998, and June 30, 1998, was $873,184 and $901,647, respectively. The net change in the unrealized holding gain (loss) on trading securities held at December 31, 1998, and 1997, that has been included in income for the six month period is ($53,796) and $36,682 respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at December 31, 1998, and June 30, 1998, was $581,438 and $509,382, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at December 31, 1998, and June 30, 1998, of $496,429 and $472,240, respectively, with $56,106, and $24,514, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. These investments are in private placements which are restricted for sale as of December 31, 1998. It is anticipated the securities obtained in these private placements will become free trading within one year. During fiscal year 1999, the Company recorded
unrealized   gains  of  $41,450  on  securities   which  were  transferred  from
available-for-sale securities to trading securities. During the fiscal year ended June 30, 1998, the Company recorded realized losses of $349,579 and unrealized gains of $103,205 on securities which were transferred from the available-for-sale category to the trading category upon becoming free trading.

NOTE C. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (USGIF), U.S. Global Accolade Funds (USGAF) and the Guernsey Fund and receives a fee based on a specified percentage of net assets under management. The Company also serves as transfer agent to USGIF and USGAF and received a fee based on the number of

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 8
--------------------------------------------------------------------------------

shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF and the Company also receives certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

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

U.S. Global has voluntarily waived or reduced its advisory fee; guaranteed that fund expenses will not exceed certain limits; and/or has agreed to pay expenses on several USGIF and USGAF funds and the Guernsey Fund for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the six month period ended December 31, 1998, and December 31, 1997, was $1,620,778, and $1,894,259, respectively.

Receivables from mutual funds represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, transfer agent fees, accounting fees, and exchange fees and are net of amounts payable to the mutual funds.

The investment advisory contract and related contracts between the Company and USGIF will expire on or about March 6, 1999, and the contracts between the Company and USGAF expire on or about March 8, 1999. Management anticipates the Trustees of both USGIF and USGAF will renew the contracts.

NOTE D. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 1998, the Company has net operating losses
(NOLs) of approximately $1.7 million which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $354,000 expiring 1999-2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership should occur subsequent to December 31, 1998, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $290,000 at December 31, 1998, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE E. COMPREHENSIVE INCOME

Effective December 31, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement required that all items that are recognized under accounting standards as components of comprehensive income be reported in a statement of financial performance. The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income and has reclassified prior periods to conform with the new requirements. Additionally, SFAS 130 requires disclosure of any reclassification adjustments.

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 9
--------------------------------------------------------------------------------

                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
    Unrealized gain (loss) on available-for sale
       securities ..................................   $ (6,293)  $(33,067)
    Less: reclassification adjustment for (gain)
       loss included in net income .................     12,500       --
                                                       --------   --------
    Net unrealized gain (loss) on available-for sale
      securities, net of tax .......................   $  6,207   $(33,067)
                                                       ========   ========

NOTE F. ACCOUNTING PRONOUNCEMENTS.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information in the annual financial statements about a public entity's operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures regarding products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999. Management has not yet completed its determination of what, if any, impact the "management approach" will have on its financial statement disclosures.

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. As the Company does not offer pension or other postretirement benefits, it is not anticipated this statement will impact the Company.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability or (b) the earnings of the hedged forecasted transaction. This statement is effective for fiscal years beginning after June 15, 1999. Management is evaluating the impact of the statement on the Company.

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

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 10
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

U.S. Global Investors, Inc. (the Company or U.S. Global) posted a net loss of $710,916 ($0.11 loss per share) for the six months ended December 31, 1998, compared to net income of $229,274 ($0.03 income per share) for the six months ended December 31, 1997.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees that are dependent on average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations. As of January 22, 1999, total assets under management for U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) were approximately $1.27 billion and $136 million, respectively.

Assets under management for USGIF for the six months ended December 31, 1998, averaged $1.26 billion versus $1.33 billion for the six months ended December 31, 1997. This decrease in average assets primarily resulted from a decrease in the value of gold related assets, partially offset by an increase in money market assets. Assets under management for USGAF averaged $125 million for the six months ended December 31, 1998 versus $144 million for the six months ended December 31, 1997. This decrease in average assets is attributable to a decrease in assets in the Bonnel Growth Fund.

REVENUES

Total consolidated revenues decreased approximately $1.5 million, or 25 percent. The continued deflationary pressure on certain commodity prices, such as gold and natural resources, as well as the depressed economies in emerging markets, have had a negative impact on the Company's earnings. Gold-related assets decreased $96 million, or 37 percent, for the six months ended December 31, 1998, compared to the same period ended December 31, 1997. Emerging market assets decreased $23 million, or 51 percent, and the natural resource fund decreased $20 million or 56 percent for the same period. As a result of the significant decrease in average net assets of these high-margin funds, partially offset by increases in net assets of lower margin money market assets, management advisory fees decreased almost $850,000, or 27 percent during this period. Also, the Company did not receive any accounting fees, as the Company outsourced the bookkeeping and accounting functions previously performed by USSI.

Earnings before interest and investment income (expense), taxes, depreciation and amortization (EBITDA) decreased approximately $673,000 or 111 percent to a loss for the six month period of over $64,000 (0.01 per share) from earnings of $609,000 ($0.09 per share). This was primarily due to a decrease in operating revenues of $1.3 million, which was partially offset by a corresponding decrease in general and administration expenses of over $668,000 or 13 percent.

EXPENSES

Total consolidated expenses for the six months ended December 31, 1998, decreased approximately $671,000. This is attributable to a decrease in general and administrative expenses of the Company of $668,000 or 13 percent for the six months ended December 31, 1998, resulting primarily from decreases in sales promotion and fund reimbursement expenditures.

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 11
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS--THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

U.S. Global Investors, Inc. posted a net loss of $378,813 ($0.06 loss per share) for the quarter ended December 31, 1998, compared to net income of $114,729 ($0.02 income per share) for the quarter ended December 31, 1997.

ASSETS UNDER MANAGEMENT

As previously stated, the primary source of the Company's revenue is advisory fees that are dependent on average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations.

Average assets under management for USGIF also decreased for the three month period ended December 31, 1998, to an average of $1.28 billion versus $1.30 billion for the quarter ended December 31, 1997. This decrease in average assets primarily resulted from a decrease in the value of gold related and equity assets, partially offset by increases in money market assets. Assets under management for USGAF averaged $119 million for the quarter ended December 31, 1998, versus $145 million for the quarter ended December 31, 1997. This decrease in average assets is attributable to a decrease in assets in the Bonnel Growth Fund.

REVENUES

Total consolidated revenues decreased approximately 650,000 or 22 percent. Gold-related assets decreased $61 million, or 26 percent, for the three months ended December 31, 1998, compared to the same period ended December 31, 1997. Emerging market assets decreased $18 million, or 45 percent, and the natural resource fund decreased $22 million or 58 percent for the same period. As a result of the significant decrease in average net assets of these high-margin funds, partially offset by increases in net assets of lower margin money market assets, management advisory fees decreased almost $350,000, or 23 percent during this period. Additionally, the Company did not receive any accounting fees, as the Company outsourced the bookkeeping and accounting functions previously performed by USSI.

Earnings before interest and investment income (expense), taxes, depreciation and amortization (EBITDA) decreased approximately $320,000 or 132 percent to a loss for the quarter of almost $78,000 (0.01 per share) from $242,000 ($0.04 per share). This was primarily due to a decrease in operating revenues of almost $530,000 which was partially offset by a corresponding decrease in general and administration expenses of almost $210,000 or 8 percent.

EXPENSES

Total consolidated expenses for the three months ended December 31, 1998, decreased approximately $210,000. This is attributable to a decrease in general and administrative expenses of the Company of $210,000 or 8 percent for the quarter ended December 31, 1998, resulting primarily from decreases in sales promotion and fund reimbursement expenditures.


LIQUIDITY AND CAPITAL RESOURCES

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. Management believes that such activities are in the best interest of the Company. These activities are reviewed by Company compliance personnel and reported to investment advisory clients. On December 31, 1998, the Company held approximately $1.4 million in investment securities. The value of these investments is approximately 15 percent of total assets and 19 percent of shareholders' equity at period end. Of the $1.4 million in investment securities, the Company classified approximately $870,000 as trading securities and

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 12
--------------------------------------------------------------------------------

approximately $500,000 as available-for-sale securities. Available-for-sale securities are primarily private placements that management expects will become free-trading within one year. During the six months ended December 31, 1998, net realized gains from the sale of investments aggregated approximately $1,300, compared to approximately $65,000 for the six months ended December 31, 1997. The net change in the unrealized holding gain (loss) on trading securities held at December 31, 1998, and 1997, that has been included in earnings for the three-month period is ($53,796) and $36,682, respectively. Although the Company held a 65 percent and 16 percent interest in the U.S. Global Strategies Fund Limited (the Guernsey Fund) as of December 31, 1998, and 1997, respectively, the Company has continued to account for its investment in the offshore fund using the equity method of accounting. The increase in the interest held by the Company is attributable to a decline in general market conditions for microcap equities in the natural resource sector, as well as shareholder activity. Management considers this increase to be temporary.

OUTSOURCING TECHNOLOGY-BASED OPERATIONS

To provide competitive and technologically advanced shareholder record keeping services to its mutual fund shareholders into the next century, the Company completed the conversion to DST's mutual fund transfer agent software during March 1998. As a result of the Company's strategy of outsourcing technology-based operations, the Company incurred initial conversion expenditures of $75,000, and anticipates additional annual operating expenses of approximately $300,000.

FEE WAIVERS AND FUND REIMBURSEMENTS

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

TAX LOSS CARRYFORWARDS

Management assessed the likelihood of realization of the recorded deferred tax asset at December 31, 1998. Net operating losses (NOLs) of $1.7 million, primarily resulting from the non-cash charge to earnings related to the purchase of certain government agency notes during fiscal 1995, do not expire until fiscal 2010. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $290,000 at December 31, 1998, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

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

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 13
--------------------------------------------------------------------------------

U.S. GLOBAL ADMINISTRATOR, INC.

U.S. Global has formed a company that was originally incorporated in Texas on October 23, 1998. This company, U.S. Global Administrator, Inc. (USGA) will provide qualified plan administration services for existing clients, and will commence operations on January 1, 1999.

INVESTMENT ADVISORY CONTRACTS

The investment advisory contract and related contracts between the Company and USGIF will expire on or about March 6, 1999, and the contracts between the Company and USGAF expire on or about March 8, 1999. Management anticipates the Trustees of both USGIF and USGAF will renew the contracts.

CONCLUSION

Management believes current cash reserves, plus financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities, as well as allow the Company to take advantage of investment opportunities whenever available.


YEAR 2000 DISCLOSURE

SUMMARY

The Company has been actively  addressing the potential  impact of the Year 2000
(Y2K) problems and has established a proactive approach to help ensure that the Company's critical systems will be able to operate before, during, and after the century date rollover. While the Company has taken measures reasonably designed to prevent a negative impact resulting from Year 2000 problems, there can be no assurance that factors outside the Company's control will not disrupt its operations.

STATE OF READINESS

The Company has taken steps to increase the awareness of its employee and associated persons with respect to the Year 2000 problem, and the current actions being taken to address such problems. The Company has formed a Year 2000 committee, which meets on a regularly basis to implement and monitor the Company's Year 2000 project.

The Company has identified the systems utilized by the company, and completed an inventory of all hardware, software, networks and other various processing platforms, as well as customer and vendor interdependencies. The Company completed an assessment of the systems inventoried so as to determine their susceptibility to the Year 2000 problem. This assessment included inquiries to service providers, vendors, and manufacturers of all systems inventoried in order to determine and document if such systems are Year 2000 compliant. The Company has commenced a testing program to confirm that all mission critical systems and software are Year 2000 compliant.

BUDGET

As of December 31, 1998, the Company had incurred and expended approximately $5,000 in connection with its Year 2000 project. The Company estimates its total remaining cost to approximate $50,000, which will be expended as incurred through the next 12 months.

The Company's ability to complete its Year 2000 project by the dates projected and the total costs incurred to accomplish those efforts are based on estimates that the Company's management in reliance on certain assumptions. The goal will be to maximize the functionality and speed resolution of systems due to any Year 2000 problems, with

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 14
--------------------------------------------------------------------------------

a minimal deployment of resources and minimal disruption in the financial stability of the Company. Should the Company detect problems related to mission critical systems, the Company may need to revise the budget accordingly.

MASTER SCHEDULE

The Company has completed the inventory of its systems and assessed its susceptibility to Year 2000 problems. The Company is currently testing its mission critical systems and remediating any known defects. Management currently anticipates that the testing and remediation plan will be completed no later than June 30, 1999, and will not have a material impact on the Company's consolidated financial results or position.

CERTAIN RISKS AND CONTINGENCY PLAN

The Company's contingency plan is designed to mitigate the risks to operations or its core business resulting from any failure to successfully complete its Year 2000 project. The Company is dependent on third party software and vendor services. The Company believes that any risk from the Year 2000 transition will result from its reliance on vendors to finish their own Year 2000 projects successfully and on time. The Company does not ensure the compliance of such vendors and suppliers. To date, the Company's initial contingency planning is approximately 25 percent complete.

FORWARD LOOKING INFORMATION

The Company has made in this quarterly report, and from time to time may make in its public filings, press releases and statements by management, forward looking statements concerning the Company's performance, financial condition and operations. Such forward looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions,
(iii) the effect of government regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's investment management activities, and (v) failure of the Company, its vendors or other third parties to achieve Year 2000 compliance. Due to such risks, uncertainties and other factors, the Company cautions each person receiving such forward looking information not to place undue reliance on such statements. All such forward looking statements are current only as of the date on which such statements were made.


ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement required that all items that are recognized under accounting standards as components of comprehensive income be reported in a statement of financial performance. The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income and has reclassified prior periods to conform with the new requirements.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information in the annual financial statements about a public entity's operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures regarding products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999. Management

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 15
--------------------------------------------------------------------------------

has not yet completed its determination of what, if any, impact the "management approach" will have on its financial statement disclosures.

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. As the Company does not offer pension or other postretirement benefits, it is not anticipated this statement will impact the Company.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability or (b) the earnings of the hedged forecasted transaction. This statement is effective for fiscal years beginning after June 15, 1999. Management is evaluating the impact of the statement on the Company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's balance sheet includes assets whose fair value is subject to market risks. At December 31, 1998, and June 30, 1998, the Company held approximately $1.4 in securities (trading and available-for-sale categories) other than USGIF money market mutual fund shares.

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

The table below summarizes the Company's equity price risks at December 31, 1998, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices. A comparison of quarter-end stock prices

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 16
--------------------------------------------------------------------------------

on the individual stocks within the Company's equity portfolios over the three years ending June 30, 1998, indicated that the change from one quarter to the next was 25 percent or less approximately 90 percent of the time.

                                          ESTIMATED           HYPOTHETICAL
                                          FAIR VALUE AFTER    PERCENTAGES
                     FAIR VALUE AT        HYPOTHETICAL        HYPOTHETICAL        INCREASE (DECREASE) IN
                     DECEMBER 31, 1998    PRICE CHANGE        CHANGE IN PRICES    SHAREHOLDERS' EQUITY
                     -----------------    ----------------    ----------------    ----------------------
TRADING SECURITIES   $873,184             25% increase        $1,091,480          $ 144,075
                                          25% decrease        $  654,888          $(144,075)

AVAILABLE-FOR-SALE   $496,429             25% increase        $  620,536          $  81,911
                                          25% decrease        $  372,322          $ (81,911)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 17
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

   11   Statement re: Computation of Per Share Earnings
   27   Financial Data Schedule

2. Reports on Form 8-K

   None

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                        Page 18
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       U.S. GLOBAL INVESTORS, INC.


DATED:  February 16, 1999              BY: /s/ Susan B. McGee
                                       ----------------------------
                                       Susan B. McGee
                                       President
                                       General Counsel


DATED: February 16, 1999               BY: /s/ David J. Clark
                                       ----------------------------
                                       David J. Clark
                                       Chief Financial Officer
                                       Chief Operating Officer


DATED: February 16, 1999               BY: /s/ J. Michael Edwards
                                       ----------------------------
                                       J. Michael Edwards
                                       Chief Accounting Officer

U.S. Global Investors, Inc.
December 31, 1998, Quarterly Report on Form 10-Q                         Page 19
--------------------------------------------------------------------------------

EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE

                                                SIX MONTHS ENDED          THREE MONTHS ENDED
                                                  DECEMBER 31,               DECEMBER 31,
                                           -------------------------   -------------------------
                                               1998          1997          1998          1997
                                           -----------    ----------   -----------    ----------
Net income (loss) ......................   $  (710,916)   $  229,274   $  (378,813)   $  114,729
                                           ===========    ==========   ===========    ==========
BASIC
Weighted average number shares
     outstanding during the period .....     6,617,553     6,614,618     6,610,467     6,620,210

Basic income (loss) per share ..........   $     (0.11)   $     0.03   $     (0.06)   $     0.02
                                           ===========    ==========   ===========    ==========
DILUTED
Weighted average number of shares
     outstanding during the period .....     6,617,553     6,614,618     6,610,467     6,620,210

Effect of dilutive securities:
     Common stock equivalent shares
         (determined using the "treasury
         stock" method) representing
         shares issuable upon exercise
         of preferred or common stock
         options .......................           817        53,494        14,389        40,324
                                           -----------    ----------   -----------    ----------
     Weighted average number of shares
         used in calculation of diluted
         income per share ..............     6,618,370     6,668,112     6,624,856     6,660,534
                                           ===========    ==========   ===========    ==========
Diluted income (loss) per share ........   $     (0.11)   $     0.03   $     (0.06)   $     0.02
                                           ===========    ==========   ===========    ==========