Form 10-Q
period 1999-03-31
U S GLOBAL INVESTORS INC
filed 1999-05-17
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

                          YES  X             NO ____

On May 14, 1999, there were 6,299,444 shares of Registrant's class A common stock and 496,830 shares of Registrant's class C common stock issued and outstanding.

--------------------------------------------------------------------------------

                           U.S. GLOBAL INVESTORS, INC.

                                    I N D E X

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
          Consolidated Balance Sheets--March 31, 1999,
            and June 30, 1998 ............................................... 3
          Consolidated Statements of Operations and Comprehensive
            Income--Nine-Month and Three-Month Periods Ended
            March 31, 1999 and 1998 ......................................... 5
          Consolidated Statements of Cash Flows--Nine-Month Periods Ended
            March 31, 1999 and 1998 ......................................... 6
          Notes to Consolidated Financial Statements ........................ 7
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            Condition and Results of Operations.............................. 10
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 15

PART II. OTHER INFORMATION
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................ 16
     Signatures    .......................................................... 17
     Exhibit 11--Schedule of Computation of Net Income per Share............. 18

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                            Page 3
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           MARCH 31,      JUNE 30,
                                              1999          1998
                                           ----------   -----------
                                          (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents .........   $1,012,140   $ 1,391,867
     Trading securities, at fair value .    1,136,229       901,647
     Receivables
         Mutual funds ..................      692,971       788,019
         Custodial fees ................      170,097       189,715
         Employees .....................      123,614        83,725
         Receivable from brokers .......       18,394        16,690
         Residual equity interest ......         --         675,613
         Other .........................      135,206       106,696
     Prepaid expenses ..................      446,527       466,733
     Deferred tax asset ................      113,945       135,294
                                           ----------   -----------
         TOTAL CURRENT ASSETS ..........    3,849,123     4,755,999
                                           ----------   -----------

NET PROPERTY AND EQUIPMENT .............    2,393,351     2,596,091
                                           ----------   -----------

OTHER ASSETS
     Restricted investments ............      255,000       271,166
     Long-term receivables .............       86,565       218,212
     Long-term deferred tax asset ......      863,402     1,068,092
     Investment securities
       available-for-sale, at fair value      371,463       472,240
     Equity investment in affiliate ....    1,104,165       866,288
     Other .............................       46,591        60,869
                                           ----------   -----------
         TOTAL OTHER ASSETS ............    2,727,186     2,956,867
                                           ----------   -----------
         TOTAL ASSETS ..................   $8,969,660   $10,308,957
                                           ==========   ===========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                            Page 4
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 MARCH 31,       JUNE 30,
                                                   1999            1998
                                              ------------    ------------
                                               (UNAUDITED)
CURRENT LIABILITIES
     Accounts payable .....................   $    337,057    $    275,963
     Accrued compensation and related costs        149,793         226,324
     Current portion of notes payable .....         67,487          63,525
     Current portion of annuity and
       contractual obligation .............         18,000          18,000
     Accrued legal fees ...................         28,107          33,855
     Other accrued expenses ...............        317,773         418,793
                                              ------------    ------------
         TOTAL CURRENT LIABILITIES ........        918,217       1,036,460
                                              ------------    ------------
     Notes payable-net of current portion .      1,147,469       1,193,599
     Annuity and contractual obligations ..        131,592         137,039
                                              ------------    ------------
         TOTAL NON-CURRENT LIABILITIES ....      1,279,061       1,330,638
                                              ------------    ------------
         TOTAL LIABILITIES ................      2,197,278       2,367,098
                                              ------------    ------------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
     Common stock (Class A)-$.05 par value;
       non-voting; authorized,
       7,000,000 shares ...................        314,972         314,972
     Common stock (Class C)-$.05 par value;
       voting; authorized, 1,750,000 shares         24,842          24,842
     Capital in excess of par value .......     10,586,628      10,591,708
     Treasury stock at cost ...............       (645,735)       (476,284)
     Accumulated other comprehensive loss .        (88,557)        (75,744)
     Retained earnings (deficit) ..........     (3,419,768)     (2,437,630)
                                              ------------    ------------
         TOTAL SHAREHOLDERS' EQUITY .......      6,772,382       7,941,859
                                              ------------    ------------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY ...........   $  8,969,660    $ 10,308,957
                                              ============    ============

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 5
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                               NINE MONTHS ENDED           THREE MONTHS ENDED
                                                    MARCH 31,                    MARCH 31,
                                          --------------------------    --------------------------
                                              1999           1998           1999           1998
                                          -----------    -----------    -----------    -----------
REVENUE
     Investment advisory fee ..........   $ 3,407,614    $ 4,461,383    $ 1,118,442    $ 1,325,546
     Transfer agent fee ...............     2,461,655      2,503,159        817,067        797,348
     Accounting fee ...................          --          399,996           --             --
     Exchange fee 99,360 ..............       141,265         26,645         42,085
     Custodial fee ....................       363,920        384,430        114,140        102,075
     Investment income ................       196,745        250,792        183,975         78,891
     Other ............................       269,153        250,777        103,585        110,763
                                          -----------    -----------    -----------    -----------
                                            6,798,447      8,391,802      2,363,854      2,456,708
EXPENSES
     General and administrative .......     6,730,094      7,335,698      2,243,988      2,181,603
     Depreciation and amortization ....       368,034        339,726        122,294         92,091
     Interest-notes payable and other .        82,460         92,316         23,367         31,730
                                          -----------    -----------    -----------    -----------
                                            7,180,588      7,767,740      2,389,649      2,305,424
                                          -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY INTEREST,
  EQUITY INTEREST AND INCOME TAXES ....      (382,141)       624,062        (25,795)       151,284

EQUITY IN NET LOSS OF AFFILIATE .......      (367,358)      (214,236)      (113,066)      (107,514)
                                          -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES .....      (749,499)       409,826       (138,861)        43,770

PROVISIONS FOR FEDERAL INCOME TAXES
     Deferred .........................       232,639        151,535        132,363         14,755
                                          -----------    -----------    -----------    -----------
                                              232,639        151,535        132,363         14,755
                                          -----------    -----------    -----------    -----------
NET INCOME (LOSS)                            (982,138)       258,291       (271,224)        29,015

Other comprehensive income (loss),
  net of tax:
     Unrealized gains (losses) on
        available-for-sale securities .       (12,813)        (3,604)       (19,020)        29,455
                                          -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS) ...........   $  (994,951)   $   254,687    $  (290,244)   $    58,470
                                          ===========    ===========    ===========    ===========

Basic and Diluted Income (Loss)
     Per Share ........................   $     (0.15)   $      0.04    $     (0.04)   $      0.00


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
     Basic ............................     6,579,649      6,616,539      6,503,842      6,620,381
     Diluted ..........................     6,581,532      6,667,718      6,510,578      6,669,457
                                          ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                            Page 6
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                NINE MONTHS ENDED
                                                     MARCH 31,
                                                1999           1998
                                            -----------    -----------
OPERATING ACTIVITIES:
     Net income (loss) ..................   $  (982,138)   $   258,291
Adjustments to reconcile to net cash
  provided by operating activities:
     Depreciation and amortization ......       368,034        339,726
     Net gain on sales of securities ....       (77,523)      (169,194)
     Gain on disposal of equipment ......           (75)        (1,181)
     (Gain) loss on changes of interest
       in affiliate .....................      (104,573)         1,600
     Provision for deferred taxes .......       232,639        151,535
Changes in assets and liabilities,
  impacting cash from operations:
     Restricted investments .............        16,166        371,356
     Accounts receivable ................       851,822        881,140
     Prepaid expenses and other .........       (42,469)       212,851
     Trading securities .................       (35,002)      (200,738)
     Accounts payable ...................        61,094        (29,224)
     Accrued expenses ...................      (183,299)      (462,674)
                                            -----------    -----------
Total adjustments .......................     1,086,814      1,095,197
                                            -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES       104,676      1,353,488
                                            -----------    -----------
INVESTING ACTIVITIES:
     Net purchase of furniture
       and equipment ....................      (165,281)      (319,570)
     Proceeds on sale of equipment ......            75          1,155
     Proceeds on sale of
       available-for-sale securities ....          --          212,830
     Purchase of available-for-sale
       securities .......................       (97,056)      (300,000)
                                            -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES ...      (262,262)      (405,585)
                                            -----------    -----------
FINANCING ACTIVITIES:
     Payments on annuity ................        (5,447)        (5,117)
     Payments on note payable to bank ...       (42,168)       (35,982)
     Payments on capital lease ..........          --           (8,661)
     Treasury stock reissued ............        52,491         75,565
     Proceeds from issuance of common
       stock, warrants, and options .....          --           12,420
     Purchase of treasury stock .........      (227,017)       (46,476)
                                            -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES ...      (222,141)        (8,251)
                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ......................      (379,727)       939,652

BEGINNING CASH AND CASH EQUIVALENTS .....     1,391,867        722,121
                                            -----------    -----------

ENDING CASH AND CASH EQUIVALENTS ........   $ 1,012,140    $ 1,661,773
                                            ===========    ===========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Supplemental disclosures of cash
  flow information:
     Cash paid for interest .............   $    82,460         92,316

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                            Page 7
--------------------------------------------------------------------------------

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), Security Trust & Financial Company (STFC), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), and U.S. Global Brokerage, Inc. (USGB). U.S. Global has formed a company that was originally incorporated in Texas on October 23, 1998. This company, U.S. Global Administrators, Inc. (USGA), will provide qualified plan administration services for existing clients. Although the Company held a 64 percent and 18 percent interest in the U.S. Global Strategies Fund Limited (the Guernsey Fund) at March 31, 1999 and 1998, respectively, the Company has continued to account for its investment in the offshore fund using the equity method of accounting. This resulted in the Company recording losses of $367,358 and $214,236 for the nine months ending March 31, 1999 and 1998, respectively, which is included in income before taxes in the income statement. The increase in the interest held by the Company is attributable to general market conditions, as well as shareholder activity. Management considers this increase to be temporary.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire year.

NOTE B. SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the cost of investments classified as trading at March 31, 1999 and June 30, 1998, was $1,375,557 and $1,173,011, respectively. The market value of investments classified as trading at March 31, 1999 and June 30, 1998, was $1,136,229 and $901,647, respectively. The net change in unrealized holding gains (losses) on trading securities held at March 31, 1999 and 1998, which has been included in income for the nine-month period, is $31,816 and ($29,948), respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at March 31, 1999, and June 30, 1998, was $484,382 and $509,382, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at March 31, 1999, and June 30, 1998, of $371,463 and $472,240, respectively, with $74,527 and
$24,514, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. These investments are in private placements, which are restricted for sale as of March 31, 1999. It is anticipated the securities purchased in these private placements will become free trading within one year. During fiscal year 1999, the Company recorded unrealized gains of $344,394 on securities that were transferred from available-for-sale securities to trading securities. During the fiscal year ended June 30, 1998, the Company recorded realized losses of $349,579 and unrealized gains of $103,205 on securities that were transferred from the available-for-sale category to the trading category upon becoming free trading.

NOTE C. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (USGIF), U.S. Global Accolade Funds (USGAF) and the Guernsey Fund and receives a fee based on a specified percentage of net assets under management. The Company also serves as transfer agent to USGIF and USGAF and received a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF, and the Company also receives certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                            Page 8
--------------------------------------------------------------------------------

continue to be the Company's primary revenue source.

U.S. Global receives additional revenue from several sources including STFC custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities including lockbox functions as well as mailroom operations from A&B.

Investment advisory fees, transfer agency fees, and all other fees to the Company are recorded as income during the period in which services are performed.

Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and exchange fees and are net of amounts payable to the mutual funds.

U.S. Global has voluntarily waived or reduced its advisory fee, has guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USGIF and USGAF funds and the Guernsey Fund for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the nine-month period ended March 31, 1999 and 1998, was $2,315,837 and $2,651,491, respectively.

The investment advisory contract and related contracts between the Company and USGIF were recently renewed and will expire on February 29, 2000. The contracts between the Company and USGAF will expire on March 8, 2000. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.

NOTE D. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 1999, the Company has net operating losses
(NOLs) of approximately $1.8 million, which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $370,000 expiring between 1999 and 2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to March 31, 1999, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $460,000 at March 31, 1999, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

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

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 9
--------------------------------------------------------------------------------

                                                    NINE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                     1999       1998
                                                   -------------------
Unrealized gain (loss) on available-for-sale
   securities ..................................   $(25,313)   $(3,604)
Less: reclassification adjustment for (gain)
   loss included in net income .................     12,500       --
Net unrealized gain (loss) on available-for-sale
  securities, net of tax .......................   $(12,813)   $(3,604)
                                                   ========    =======

NOTE F. ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information in the annual financial statements about a public entity's operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures regarding products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999. Management has not yet completed its determination of what, if any, impact the "management approach" will have on its financial statement disclosures.

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. As the Company does not offer pension or other postretirement benefits, it is not anticipated this statement will impact the Company.

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

The Accounting Standards Executive Committee (AcSEC) recently issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. The SOP requires the costs of start-up activities to be expensed as incurred. In a change from the Exposure Draft, start-up activities now include organization costs, which could have significant ramifications for certain mutual funds. The SOP applies to all nongovernmental entities and to start-up costs of development-stage entities as well as established operating entities. The SOP is effective for fiscal years beginning after December 15, 1998, except for certain investment companies (primarily open-end mutual funds), which must apply the SOP prospectively beginning June 30, 1998. The adoption of this statement is not expected to materially impact the financial position or results of operations of the Company.

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 10
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--NINE MONTHS ENDED MARCH 31, 1999 AND 1998

U.S. Global Investors, Inc. (the Company or U.S. Global) posted a net loss of $982,138 ($0.15 loss per share) for the nine months ended March 31, 1999, compared to net income of $258,291 ($0.04 income per share) for the nine months ended March 31, 1998. The net loss for the nine months ended March 31, 1999 was primarily attributable to the Company recording non-cash equity losses of $367,141 in the investment in an affiliate. This loss is due to a general decline in market values of gold and natural resource investments held by the affiliate. Also, the Company continues to take a conservative approach in recording a valuation allowance of approximately $230,000 for the deferred tax asset recognized for the $1.8 million in net operating losses (NOLs). Should the Company realize taxable income in future periods, this valuation allowance would be available to offset the tax liability.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees that are dependent on average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations. As of April 23, 1999, total assets under management for U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) were approximately $1.27 billion and $139 million, respectively.

Assets under management for USGIF for the nine months ended March 31, 1999, averaged $1.26 billion versus $1.30 billion for the nine months ended March 31, 1998. This decrease in average assets is primarily a result of a decrease in the value of gold-related assets. Assets under management for USGAF averaged $127 million for the nine months ended March 31, 1999, versus $143 million for the nine months ended March 31, 1998. This decrease in average assets is primarily attributable to declines in market value and shareholder redemptions in several funds.

REVENUES

Total consolidated revenues decreased approximately $1.6 million, or 19 percent. The continued deflationary pressure on certain commodity prices, such as gold and natural resources, as well as the depressed economies in emerging markets, have had a negative impact on the Company's earnings. Gold-related assets decreased $80 million, or 33 percent, for the nine months ended March 31, 1999, compared to the same period ended March 31, 1998. Emerging market assets decreased $20 million, or 48 percent, and the natural resource fund decreased $16 million, or 50 percent, for the same period. As a result of the significant decrease in average net assets of these high-margin funds, partially offset by increases in net assets of lower margin money market assets, management advisory fees decreased almost $1.1 million, or 24 percent, during this period. Also, the Company did not receive any accounting fees, as the Company outsourced the bookkeeping and accounting functions previously performed by USSI.

Earnings (losses) before interest and investment income (expense), taxes, depreciation, and amortization (EBITDA) decreased approximately $933,000, or 116 percent, to a loss for the nine-month period of over $128,000 ($0.02 per share) from earnings of $805,000 ($0.12 per share). This was primarily due to a decrease in operating revenues of $1.5 million, or 19 percent, which was partially offset by a corresponding decrease in general and administration expenses of almost $606,000, or 8 percent.

EXPENSES

Total consolidated expenses for the nine months ended March 31, 1999, decreased approximately $587,000. This is attributable to a decrease in general and administrative expenses of the Company of $606,000, or 8 percent, for the nine months ended March 31, 1999, resulting primarily from decreases in sales promotion and fund reimbursement expenditures.

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 11
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1999 AND 1998

U.S. Global Investors, Inc. posted a net loss of $271,224 ($0.04 loss per share) for the quarter ended March 31, 1999, compared to net income of $29,015 ($0.00 income per share) for the quarter ended March 31, 1998. The net loss for the three months ended March 31, 1999 was primarily attributable to the Company recording non-cash equity losses of $113,066 in the investment in an affiliate. This loss is due to a general decline in market values of gold and natural resource investments held by the affiliate. Also, the Company continues to take a conservative approach in recording a valuation allowance of approximately $130,000 for the deferred tax asset recognized for the $1.8 million in net operating losses (NOLs). Should the Company realize taxable income in future periods, this valuation allowance would be available to offset the tax liability.

ASSETS UNDER MANAGEMENT

As previously stated, the primary source of the Company's revenue is advisory fees that are dependent on average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations.

Average assets under management for USGIF increased for the quarter ended March 31, 1999, to an average of $1.28 billion versus $1.27 billion for the quarter ended March 31, 1998. This increase in average assets primarily resulted from increases in money market assets, offset by a decrease in the value of gold-related and equity assets. Assets under management for USGAF averaged $134 million for the quarter ended March 31, 1999, versus $142 million for the quarter ended March 31, 1998. This decrease in average assets is primarily attributable to declines in market value and shareholder redemptions in several funds.

REVENUES

Total consolidated revenues decreased approximately $93,000, or 4 percent. Gold-related assets decreased $61 million, or 28 percent, for the three months ended March 31, 1999, compared to the same period ended March 31, 1998. Emerging market assets decreased $15 million, or 44 percent, and the natural resource fund decreased $10 million, or 41 percent for the same period. As a result of the significant decrease in average net assets of these high-margin funds, partially offset by increases in net assets of lower margin money market assets, management advisory fees decreased over $207,000, or 16 percent, during this period. Additionally, the Company did not receive any accounting fees, as the Company outsourced the bookkeeping and accounting functions previously performed by USSI.

Earnings before interest and investment income (expense), taxes, depreciation, and amortization (EBITDA) decreased approximately $260,000, or 132 percent, to a loss for the quarter of over $64,000 ($0.01 per share) from earnings of $196,000 ($0.03 per share). This was primarily due to a decrease in operating revenues of almost $198,000, or 8 percent, as well as an increase in general and administration expenses of over $62,000, or 3 percent.

EXPENSES

Total consolidated expenses for the three months ended March 31, 1999, increased approximately $84,000. This is attributable to an increase in general and administrative expenses of the Company of $62,000, or 3 percent for the quarter ended March 31, 1999, resulting primarily from increases in salaries and related benefits.


LIQUIDITY AND CAPITAL RESOURCES

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. Management believes that such activities are in the best interest of the Company. These activities are reviewed by Company compliance personnel and reported to investment advisory clients. On March 31, 1999,

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 12
--------------------------------------------------------------------------------

the Company held approximately $1.5 million in investment securities. The value of these investments is approximately 17 percent of total assets and 22 percent of shareholders' equity at period end. Of the $1.5 million in investment securities, the Company classified approximately $1.1 million as trading securities and approximately $372,000 as available-for-sale securities. Available-for-sale securities are primarily private placements that management expects will become free-trading within one year. During the nine months ended March 31, 1999, net realized gains from the sale of investments equaled approximately $78,000, compared with approximately $170,000 for the nine months ended March 31, 1998. The net change in the unrealized holding gain (loss) on trading securities held at March 31, 1999 and 1998, which has been included in earnings for the three-month period, is $31,816 and ($29,948), respectively. Although the Company held a 64 percent and an 18 percent interest in the Guernsey Fund as of March 31, 1999 and 1998, respectively, the Company has continued to account for its investment in the offshore fund using the equity method of accounting. The increase in the interest held by the Company is attributable to a decline in general market conditions for micro cap equities in the natural resource sector, as well as shareholder activity. Management considers this increase to be temporary.

OUTSOURCING TECHNOLOGY-BASED OPERATIONS

To provide competitive and technologically advanced shareholder record keeping services to its mutual fund shareholders into the next century, the Company completed the conversion to DST's mutual fund transfer agent software during March 1998. As a result of the Company's strategy of outsourcing technology-based operations, the Company anticipates additional annual operating expenses of approximately $300,000.

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

TAX LOSS CARRYFORWARDS

Management assessed the likelihood of realization of the recorded deferred tax asset at December 31, 1998. NOLs of $1.8 million, primarily resulting from the non-cash charge to earnings related to the purchase of certain government agency notes during fiscal 1995, do not expire until fiscal 2010. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $370,000 at March 31, 1999, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

SETTLEMENT POOL

In June 1992, the Company made its final payment to the settlement pool established under the June 1988 settlement agreement relating to the Prospector Fund (now operating as the Global Resources Fund), and the settlement pool made the final payout to eligible shareholders. Under the agreement, any amounts payable to eligible shareholders who could not be located, together with interest thereon, would be held until June 22, 1998. At that time, such amounts would be made available to all persons claiming subrogation. The Company had first right of subrogation to these amounts. As such, the Company subsequently received approximately $676,000 in July 1998, thus relieving the outstanding residual equity interest.

U.S. GLOBAL ADMINISTRATORS, INC.

U.S. Global has formed a company that was incorporated in Texas on October 23, 1998. This company, U.S. Global Administrators, Inc. (USGA) will provide qualified plan administration services for existing clients.

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 13
--------------------------------------------------------------------------------

INVESTMENT ADVISORY CONTRACTS

The investment advisory contract and related contracts between the Company and USGIF and USGAF were recently renewed and will expire on February 29, 2000, and March 8, 2000, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.

CAPITAL STRUCTURE

The board of directors has approved a change in the capital structure which is expected to materialize in the fourth fiscal quarter. The transaction involves the issuance of 1,000,000 shares of U.S. Global class C common stock to Frank E. Holmes in exchange for services and the cancellation of existing warrants to purchase 596,122 shares of class C common stock (held by Mr. Holmes and F.E. Holmes Organization, Inc.) and the cancellation of an option to purchase 400,000 shares of class C common stock (held by Mr. Holmes). The 1,000,000 shares to be issued by the Company will vest over a ten-year period, 100,000 shares per year. These shares are not publicly traded.

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

STATE OF READINESS

The Company has taken steps to increase the awareness of its employees and associated persons with respect to the Year 2000 problem and the current actions being taken to address such problems. The Company has formed a Year 2000 committee which meets on a regular basis to implement and monitor the Company's Year 2000 project.

The Company has identified the systems utilized by the Company and completed an inventory of all hardware, software, networks, and other various processing platforms, as well as customer and vendor interdependencies. The Company completed an assessment of the systems inventoried to determine their susceptibility to Year 2000 issues. This assessment included inquiries to service providers, vendors, and manufacturers of all systems inventoried concerned to determine and document if such systems are Year 2000 compliant. The Company has commenced a testing program to confirm that all mission-critical systems and software are Year 2000 compliant.

BUDGET

As of March 31,  1999,  the  Company had  incurred  and  expended  approximately
$27,000 in connection with its Year 2000 project. The Company estimates its total remaining cost to approximate $48,000, which will be expended as incurred through the next eight months.

The Company's ability to complete its Year 2000 project by the dates projected and the total costs incurred to accomplish those efforts are based on estimates that the Company's management in reliance on certain assumptions. The goal will be to maximize the functionality and speed resolution of systems due to any Year 2000 problems, with a minimal deployment of resources and minimal disruption in the financial stability of the Company. Should the Company detect problems related to mission critical systems, the Company may need to revise the budget accordingly.

MASTER SCHEDULE

The Company has completed the inventory of its systems and assessed its susceptibility to Year 2000 problems. The Company is currently testing its mission-critical systems and remediating any known defects. Management currently

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 14
--------------------------------------------------------------------------------

anticipates that the testing and remediation plan will be completed no later than June 30, 1999, and will not have a material impact on the Company's consolidated financial results or position.

CERTAIN RISKS AND CONTINGENCY PLAN

The Company's contingency plan is designed to mitigate the risks to operations or its core business resulting from any failure to successfully complete its Year 2000 project. The Company is dependent on third-party software and vendor services. The Company believes that any risk from the Year 2000 transition will result from its reliance on vendors to finish their own Year 2000 projects successfully and on time. The Company does not ensure the compliance of such vendors and suppliers. To date, the Company's initial contingency plan is approximately 25 percent complete.

FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements concerning the Company's performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company's business, (iv) market, credit, and liquidity risks associated with the Company's investment management activities, and (v) failure of the Company, its vendors, or other third parties to achieve Year 2000 compliance. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward looking information not to place undue reliance on such statements. All such forward looking statements are current only as of the date on which such statements were made.


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

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information in the annual financial statements about a public entity's operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures regarding products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company plans to adopt SFAS 131 in fiscal year 1999. Management has not yet completed its determination of what, if any, impact the "management approach" will have on its financial statement disclosures.

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. As the Company does not offer pension or other postretirement benefits, it is not anticipated this statement will impact the Company.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 15
--------------------------------------------------------------------------------

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

The Accounting Standards Executive Committee (AcSEC) recently issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. The SOP requires the costs of start-up activities to be expensed as incurred. In a change from the Exposure Draft, start-up activities now include organization costs, which could have significant ramifications for certain mutual funds. The SOP applies to all nongovernmental entities and to start-up costs of development-stage entities as well as established operating entities. The SOP is effective for fiscal years beginning after December 15, 1998, except for certain investment companies (primarily open-end mutual funds), which must apply the SOP prospectively beginning June 30, 1998. The adoption of this statement is not expected to materially impact the financial position or results of operations of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's balance sheet includes assets whose fair value is subject to market risks. At March 31, 1999, the Company held approximately $1.5 million in securities (trading and available-for-sale categories) other than USGIF money market mutual fund shares.

Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management. Management attempts to maximize the Company's cash position by using a diversified venture capital approach to investing. Strategically, management invests in early-stage or start-up businesses seeking initial financing as well as more mature businesses in need of capital for expansion, acquisitions, management buyouts, or recapitalization. The Company also uses other investment techniques such as private placement arbitrage. This involves the contemporaneous purchase of a quantity of an issuer's securities at a discount in a private placement and a short sale of the same, or substantially the same, security in the public market.

Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or if not actively traded based on management's estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company's investment activities are reviewed by Company compliance personnel and as required by the code of ethics reported to investment advisory clients.

The table below summarizes the Company's equity price risks at March 31, 1999, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices. A comparison of quarter-end stock prices on the individual stocks within the Company's equity portfolios over the three years ending June 30, 1998, indicated that the change from one quarter to the next was 25 percent or less approximately 90 percent of the time.

                                                           ESTIMATED
                                        HYPOTHETICAL    FAIR VALUE AFTER
                       FAIR VALUE AT     PERCENTAGE       HYPOTHETICAL     INCREASE (DECREASE) IN
                      MARCH 31, 1999       CHANGE        PERCENT CHANGE     SHAREHOLDERS' EQUITY
                      --------------   --------------    --------------     --------------------
TRADING SECURITIES     $ 1,136,229      25% INCREASE       $ 1,420,286           $  284,057
                                        25% DECREASE       $   852,172           $ (284,057)
AVAILABLE-FOR-SALE     $   371,463      25% increase       $   464,329           $   92,866
                                        25% decrease       $   278,597           $  (92,866)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 16
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

     11   Statement re: Computation of Per Share Income
     27   Financial Data Schedule

2. Reports on Form 8-K

     None

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 17
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                        U.S. GLOBAL INVESTORS, INC.


DATED: May 14, 1999     BY: /s/ Susan B. McGee
                        -----------------------------------------------
                        Susan B. McGee
                        President
                        General Counsel



DATED: May 14, 1999     BY: /s/ David J. Clark
                        --------------------------------------------------
                        David J. Clark
                        Chief Financial Officer
                        Chief Operating Officer



DATED: May 14, 1999     BY: /s/ J. Michael Edwards
                        ------------------------------------------------
                        J. Michael Edwards
                        Chief Accounting Officer

U.S. Global Investors, Inc.
March 31, 1999, Quarterly Report on Form 10-Q                           Page 18
--------------------------------------------------------------------------------

EXHIBIT 11SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE

                                               NINE MONTHS ENDED           THREE MONTHS ENDED
                                                   MARCH 31,                     MARCH 31,
                                          --------------------------    --------------------------
                                              1999           1998           1999          1998
                                          -----------    -----------    -----------    -----------
Net income (loss) .....................   $  (982,138)   $   258,291    $  (271,224)   $    29,015
                                          ===========    ===========    ===========    ===========

Basic
Weighted average number of shares
     outstanding during the period ....     6,579,649      6,616,539      6,503,842      6,620,381


Basic income (loss) per share .........     $ ( 0.15)    $      0.04      $ ( 0.04)    $      0.00
                                          ===========    ===========    ===========    ===========

Diluted
Weighted average number of shares
     outstanding during the period ....     6,579,649      6,616,539      6,503,842      6,620,381

Effect of dilutive securities:
     Common stock equivalent shares
         (determined  using the
         "treasury stock"  method)
         representing shares issuable
         upon exercise of Class A or
         Class C common stock options .         1,883         51,179          6,736         49,076
                                          -----------    -----------    -----------    -----------
     Weighted average number of shares
         used in calculation of diluted
         income per share .............     6,581,532      6,667,718      6,510,578      6,669,457
                                          ===========    ===========    ===========    ===========

Diluted income (loss) per share .......     $ ( 0.15)    $      0.04    $     (0.04)   $      0.00
                                          ===========    ===========    ===========    ===========