Form 10-K405
period 1999-06-30
U S GLOBAL INVESTORS INC
filed 1999-09-29
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ______ to ________

                         COMMISSION FILE NUMBER 0-13928
                           U.S. GLOBAL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

                                      TEXAS
         (State or other jurisdiction of incorporation or organization)

                                   74-1598370
                      (I.R.S. Employer Identification No.)

       7900 CALLAGHAN ROAD, SAN ANTONIO, TX                  78229
     (Address of Principal Executive Offices)              (Zip Code)

                                  210-308-1234
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:          CLASS A COMMON STOCK, PAR VALUE $0.05 PER SHARE

Name of Each Exchange on
Which Registered:             NASDAQ SMALL CAP ISSUES

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

The aggregate market value of the voting stock held by non-affiliates of Registrant on September 17, 1999, was $156,883.50. The aggregate market value of non-voting stock held by non-affiliates of Registrant on September 17, 1999, was $7,173,931.50. Registrant's only voting stock is class C common stock, par value $0.05 per share, for which there is no active market. The 104,589 shares of class C common stock held by non-affiliates were valued at the last sale on September 17, 1999, of Registrant's class A common stock as reported by Nasdaq, which was $1.50 per share. There were 4,782,621 shares of class A common stock held by non-affiliates.

On September 17, 1999, there were 1,496,800 shares of Registrant's class C common stock outstanding, no shares of Registrant's class B non-voting common shares outstanding, and 6,299,474 shares of Registrant's class A common stock issued and 6,026,703 shares of Registrant's class A common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the ANNUAL REPORT TO SHAREHOLDERS for the fiscal year ended June 30, 1999, are incorporated by reference in Part I, Item 1 and Part II, Items 6, 7, 8 and Part III, Item 13 of this Form 10-K.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 22



                                TABLE OF CONTENTS
                                                                           PAGE

PART I
     Item 1. Business........................................................3
     Item 2. Properties......................................................3
     Item 3. Legal Proceedings...............................................3
     Item 4. Submission of Matters to a Vote of Security Holders.............3

PART II
     Item 5. Market for Registrant's Common Equity and Related
             Shareholder Matters.............................................4
     Item 6. Selected Financial Data.........................................5
     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................5
     Item 8. Financial Statements and Supplementary Data.....................5
     Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................5

PART III
     Item 10. Directors and Executive Officers of the Company................6
     Item 11. Executive Compensation.........................................7
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management................................................11
     Item 13. Certain Relationships and Related Transactions................13

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K...................................................14

SIGNATURES..................................................................16

EXHIBIT 11 -- Schedule of Computation of Net Earnings per Share.............17

EXHIBIT 13 -- Annual Report.................................................18

EXHIBIT 21 -- Subsidiaries of the Registrant, Jurisdiction of
              Incorporation and Percentage of Ownership.....................55

EXHIBIT 23.1 -- Consent of Independent Accountants..........................56

EXHIBIT 23.2 -- Consent of Independent Accountants..........................57

EXHIBIT 23.3 -- Consent of Independent Accountants..........................58

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 3


                                     PART I

ITEM 1. BUSINESS

There is incorporated in this Item 1 by reference that portion of the U.S. Global Investors, Inc. (U.S. Global, the Company or Registrant) ANNUAL REPORT TO SHAREHOLDERS, attached to this Form 10-K as Exhibit 13, appearing under the caption "The Company."

ITEM 2. PROPERTIES

The Company presently occupies an office building as its headquarters located in San Antonio, Texas. The office building is approximately 46,000 square feet on approximately 2.5 acres of land. The Company purchased this building from the Resolution Trust Corporation in 1992 and financed the acquisition and improvements with a loan of $1,425,000. As of June 30, 1999, the balance of the note was approximately $1,169,000. The Company and its subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc., Security Trust & Financial Company (STFC), U.S. Global Brokerage, Inc. (USGB) and U.S. Global Administrators, Inc. (USGA) occupy approximately 95 percent of the building.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 1999.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                           Page 4


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The Company has three classes of common equity-- class A, class B and class C common stock, par value $0.05 per share.

There is no established public trading market for the Company's class B and class C common stock.

The holders of the Company's class C common stock of record on March 12, 1985 (and their transferees by gift, devise or descent) have the right to exchange their shares of class C common stock for class A common stock on a share-for-share basis until April 30, 2000. At September 17, 1999, the holders of 28,358 shares of class C common stock have the right to exchange.

The Company's class A common stock is traded over-the-counter and is quoted daily under the Nasdaq Small Cap Issues. Trades are reported under the symbol "GROW."

The following table sets forth the range of high and low closing bid quotations from Nasdaq for the fiscal years ended June 30, 1999 and 1998. The quotations represent prices between dealers and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                BID PRICE ($)
                                     ------------------------------------
                                           1999                1998
                                     ----------------    ----------------
                                      HIGH        LOW     HIGH      LOW
                                     ------    ------    ------    ------
     First Quarter (9/30)            $1.875    $1.375    $3.000    $2.000
     Second Quarter (12/31)          $1.750    $1.313    $2.563    $1.750
     Third Quarter (3/31)            $2.906    $1.500    $2.813    $1.813
     Fourth Quarter (6/30)           $1.688    $1.250    $2.625    $1.875

HOLDERS

On September 17, 1999, there were 71 holders of record of class C common stock, no holders of record of class B common stock and 292 holders of record of the class A common stock.

Many of the class A common shares are held of record by nominees, and management believes that as of September 8, 1999, there were approximately 1,000 beneficial owners of the Company's class A common stock.

DIVIDENDS

The Company has not paid cash dividends on its class C common stock during the last thirteen fiscal years, and has never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company's board of directors and is dependent upon earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

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

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                           Page 5


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of June 5, 1998, U.S. Global Investors, Inc. discharged PricewaterhouseCoopers LLP as its independent accountants since the firm closed its local office. The report of PricewaterhouseCoopers LLP on the financial statements for the fiscal year 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. The Registrant's Audit Committee participated in and approved the decision to change independent accountants. In connection with its audits for the fiscal year 1997 and through June 5, 1998, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the fiscal year 1997 and through June 5, 1998, there have been no reportable events [as defined in Regulation S-K Item 304(a)(1)(v)].

PricewaterhouseCoopers LLP continued to audit investment companies managed by the Company in fiscal year 1999.

The Registrant engaged Ernst & Young LLP as its new independent accountants as of June 8, 1998. Since June 8, 1998, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles or practices or financial statement disclosure has been filed with the Commission.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                           Page 6


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

         NAME             AGE                    POSITION
- ---------------------     ---    ----------------------------------------------
David J. Clark             38    Chief  Financial  Officer of the Company  since
                                 May  1997 and  Chief  Operating  Officer  since
                                 December 1997. Chief Financial Officer of USSI and STFC since June 1997 and September 1997, respectively. Treasurer of USGIF and USGAF since January 1998. Director of USGB since
                                 October 1997 and Chief Financial  Officer since
                                 January 1998. Foreign Service Officer with U.S.
                                 Agency for International Development in the U.S. Embassy, Bonn, West Germany from May 1992 to May 1997.

J. Michael Edwards         32    Chief  Accounting  Officer of the Company since
                                 May 1997 and employed by the Company  beginning
                                 February 1997. Chief Accounting Officer of USSI
                                 and STFC  since June 1997 and  September  1997,
                                 respectively.  President of USGA since  January
                                 1999.  Assistant  Treasurer  of USGIF and USGAF
                                 since January 1998.  Assistant  Controller  for
                                 Grant-Lydick  Beverage Co. from January 1995 to
                                 February   1997.    Staff    Accountant    with
                                 PricewaterhouseCoopers  LLP  from  August  1992
                                 through January 1995.

Frank E. Holmes            44    Chairman  of the Board of  Directors  and Chief
                                 Executive  Officer of the Company since October
                                 27,  1989,   President  from  October  1989  to
                                 September  1995 and from March 1997 to February
                                 1998, and Chief  Investment  Officer since June
                                 4, 1999.  Director of STFC since  October 1989.
                                 President,  Chief Executive Officer and Trustee
                                 of USGIF since January 1990.  President,  Chief
                                 Executive  Officer  and  Trustee of USGAF since
                                 April 1993.  Director of U.S. Global Brokerage,
                                 Inc.  since  October  1997.  Director  of  U.S.
                                 Global Investors  (Guernsey)  Limited, a wholly
                                 owned  subsidiary  of the  Company,  and of the
                                 Guernsey  Funds  managed by that Company  since
                                 September 1993. Director of 71316 Ontario, Inc.
                                 since  April  1987.  Director,   President  and
                                 Secretary  of F.E.  Holmes  Organization,  Inc.
                                 since  July  1978.   Director  of  USACI  since
                                 February  1995,  Director  and  President  from
                                 February 1995 to June 1997.

Thomas F. Lydon, Jr.       39    Director  of  the  Company   since  June  1997.
                                 Chairman of the Board and  President  of Global
                                 Trends Investments since April 1996. President,
                                 Vice President and Account  Manager with Fabian
                                 Financial  Services,  Inc.  from  April 1984 to
                                 March 1996.  Member of the  Advisory  Board for
                                 Schwab Institutional from 1989 to 1991 and from 1995 to 1996. Member of the Advisory Board of
                                 Rydex Series  Trust since  January  1999.  Fund
                                 Relations Chair for SAAFTI since 1994.

Susan B. McGee             40    President of the Company since  February  1998,
                                 General   Counsel   since  March  1997.   Since
                                 September   1992  Ms.   McGee  has  served  and
                                 continues  to serve in various  positions  with
                                 the   Company,   its   subsidiaries,   and  the
                                 investment companies it sponsors.

J. Stephen Penner          58    Director since May 1997.  Senior Vice President
                                 of LCG  Associates,  and since  March  1982 has
                                 held  various   positions  with  that  Company.
                                 Senior Vice  President  of LCG  Holdings,  Inc.
                                 since November 1992.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                           Page 7


         NAME             AGE                    POSITION
- ---------------------     ---    ----------------------------------------------
Anthony A. Rabago         32     Associate  Counsel for the Company since August
                                 1998.  President  of USGB since  January  1999.
                                 Compliance   Director  for   American   General
                                 Corporation  from  August  1997 to  July  1998.
                                 Compliance  Administrator  for American General
                                 Corporation for August 1995 to July 1997. Staff
                                 Attorney for the Texas State Securities Board from August 1994 until July 1995.

Jerold H. Rubinstein      61     Director of the  Company  since  October  1989.
                                 Chairman  and Chief  Executive  Officer of Xtra
                                 Music since July 1997. Chairman of the Board of
                                 Directors  and Chief  Executive  Officer of DMX
                                 Inc. from May 1986 to July 1997.

Roy D. Terracina           53    Director of the Company since December 1994 and
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

Each member of the board of directors is elected for a one-year term or until their successors are elected and qualified. The executive officers of the Company are appointed by the board of directors. The Company does not have a Nominating Committee. The Company's Compensation Committee consists of Messrs. Holmes, Terracina and Rubinstein. The Company's Audit Committee consists of Messrs. Rubinstein and Terracina. The Stock Option Committee consists of Messrs. Rubinstein and Terracina.

COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10 percent of the Company's class A common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1999, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were met.


ITEM 11. EXECUTIVE COMPENSATION

                                                                                                                 LONG TERM
                                                                                                               COMPENSATION
                                                                                                         -------------------------
                                    ANNUAL COMPENSATION                                                           AWARDS
- -----------------------------------------------------------------------------------------------------    -------------------------
             (A)                                 (B)           (C)           (D)             (E)            (F)            (G)
- --------------------------------------------    ----        ---------       --------        ---------    ----------      ---------
                                                                                             OTHER
           NAME AND                                                                          ANNUAL      RESTRICTED      NUMBER OF
      PRINCIPAL POSITION                                                                     COMPEN-        STOCK         OPTIONS/
         DURING FY 98                           YEAR        SALARY (1)       BONUS          SATION (2)    AWARDS (3)      SARS (4)
- --------------------------------------------    ----        ---------       --------        ---------    ----------      ---------
Frank E. Holmes ............................    1999         $318,280       $ 92,054         $41,780       $  338           --
     Chairman, Chief .......................    1998         $315,917       $164,902         $37,405         --             --
     Executive Officer .....................    1997         $304,079       $128,848         $36,277       $5,683              0

Susan B. McGee .............................    1999         $132,408       $ 43,491            --         $  338           --
     President, General ....................    1998         $104,786       $ 55,439            --         $1,328           --
     Counsel ...............................    1997         $ 74,850       $ 34,818            --         $9,995         25,000

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                           Page 8

The Company has intentionally omitted columns (h) and (i) as they are not applicable.

Includes amounts identified for 401(k) contributions (calculable through the end of June 30, 1999, fiscal year) and amounts for company savings plans (calculable through the end of the June 30, 1999, fiscal year).

- ------------------
(1) Mr. Holmes also received trustee fees from U.S. Global Investors Funds and U.S. Global Accolade Funds in the amount of $24,000 in 1997, $28,000 in 1998, and $32,000 in 1999.

(2) The Company believes that the aggregate amounts of such omitted personal benefits do not exceed the lesser of $50,000 or 10 percent of the total of annual salary or bonus reported in columns (c) and (d) for the named executive officers.

(3) The dollar value of the shares reflected in the table is based on the market value for the shares on the date the shares were awarded. The dollar value of the long term compensation value is also factored in the bonus section of the annual compensation table.

(4)  All options pertain to Company class A common stock.

INCENTIVE COMPENSATION

Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee's annual salary to recognize monthly completion of departmental goals. During fiscal year 1997, part of the team bonus was payable in the Company's class A common stock. The portion of the team performance program paid in Company stock was suspended at the beginning of fiscal year 1998. Additionally, key executive officers are compensated based on individual performance pay arrangements.

PROFIT SHARING PLAN

In June 1983, the Company adopted a profit sharing plan in which all qualified employees who have completed one year of employment with the Company are included. Subject to board action, the Company may contribute up to 15 percent of its net income before taxes during each fiscal year, limited to 15 percent of qualifying salaries, to a profit sharing plan, the beneficiaries of which are the eligible employees of the Company. The Company's contribution to the plan is then apportioned to each employee's account in the plan in an amount equal to the percentage of the total basic compensation paid to all eligible employees which each employee's individual basic compensation represents. For the fiscal year ended June 30, 1999, the Company did not contribute to the profit sharing plan. There have been no recent material changes to the plan.

401(K) PLAN

The Company adopted a 401(k) plan in October 1990 for the benefit of all employees. The Company will contribute or match a certain percentage of an employee's pay deferment. The Company will make contributions to employee accounts at the end of each plan year if the employee is still employed on that date. For the fiscal year ended June 30, 1999, the Company has accrued $44,723, for its 401(k) plan matching contribution.

SAVINGS PLANS

The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies, which essentially all such employees accepted. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, the Company will match these contributions on a limited basis. Beginning in fiscal year 1997, a similar savings plan utilizing UGMA accounts has been offered to employees to save for their children's education. For the fiscal year ended June 30, 1999, the Company match aggregated in all programs to $57,317, reflected in base salary expense.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                           Page 9


STOCK OPTION PLANS

In March 1985, the board of directors of the Company adopted an Incentive Stock Option Plan (1985 Plan), which the shareholders of the Company approved on April 2, 1985. Under the terms of the 1985 Plan, certain executives and key salaried employees of the Company and its subsidiaries were granted options to purchase shares of the Company's class A common stock. The maximum number of shares of class A common stock authorized for issuance under the 1985 Plan was 200,000 shares (subject to adjustment in the event of reorganization, merger, consolidation, liquidation, recapitalization, or stock splits). Shares subject to purchase pursuant to an option granted under the 1985 Plan may be either authorized but unissued shares or shares that were once issued and subsequently reacquired by the Company.

The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991, it was amended to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1985 Plan was administered by a committee consisting of the two outside members of the board of directors of the Company. The 1985 Plan terminated on December 31, 1994.

Options granted under the 1985 Plan were granted for a term of up to five years for employees who own more than 10 percent of the total combined voting power of all classes of the Company's stock and for up to ten years for other employees. The options were granted at an exercise price of not less than 100 percent of the fair market value as of the date of the grant, or 110 percent of the fair market value for any officer or employee holding more than 10 percent of the combined voting power of the Company's stock. The aggregate fair market value of the class A common stock for which any employee was granted options in any calendar year could not exceed $100,000 plus any unused carry-over from a preceding year. All of the options were granted at or above market price on the date of the grant. As of September 17, 1999, grants covering 88,000 shares have been exercised under the 1985 plan. Grants covering 51,500 shares have expired.

In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 1999, there were no grants. As of September 17, 1999, grants covering 393,000 shares have been exercised under the 1989 plan. Grants covering 121,400 shares have expired.

The board of directors, at a meeting held on July 14, 1992, amended the Stock Option Agreement for stock options granted during November 1989 to provide for an option period of ten years. All optionees accepted the amendment.

In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 1999, there were no grants. As of September 17, 1999, grants covering 6,000 shares have been exercised under the 1997 Plan, and grants covering 29,500 shares have expired. Shares available for stock option grants under the 1989 Plan and the 1997 Plan aggregate to approximately 66,700 and 55,000 shares, respectively, on September 17, 1999.

The following table shows, as to each officer of the Company listed in the cash compensation table, grants of stock options and freestanding stock appreciation rights made during the last fiscal year.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 10


                                                                                                              POTENTIAL REALIZED
                                                                                                               VALUE AT ASSUMED
                                                                                                                    ANNUAL
                                                                                                              RATES OF STOCK PRICE
                                                                                                                 APPRECIATION
                                       INDIVIDUAL GRANTS                                                        FOR OPTION TERM
- -----------------------------------------------------------------------------------------------------         --------------------
        (A)                      (B)                   (C)                 (D)               (E)                (F)          (G)
- --------------------         ------------          ------------         --------       ---------------        ------       -------
                              NUMBER OF             % OF TOTAL
                              SECURITIES           OPTIONS/SARS         EXERCISE
                              UNDERLYING            GRANTED TO          OR BASE
                             OPTIONS/SARS          EMPLOYEES IN          PRICE
        NAME                    GRANTED             FISCAL YEAR          ($/SH)        EXPIRATION DATE        5% ($)       10% ($)
- --------------------         ------------          ------------         --------       ---------------        ------       -------
Frank E. Holmes                  0/0                   --                 --                 --                 --           --
Susan B. McGee                   0/0                   --                 --                 --                 --           --


The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values.


      (A)                (B)             (C)            (D)                     (E)
- ----------------     ------------     --------     -------------          -------------
                                                     NUMBER OF
                                                    SECURITIES               VALUE OF
                                                    UNDERLYING              UNEXERCISED
                                                    UNEXERCISED            IN THE MONEY
                                                   OPTIONS/SARS           OPTIONS/SARS AT
                       NUMBER OF                     AT FY END              FY END($)
                        SHARES                     -------------          -------------
                     ACQUIRED ON       VALUE        EXERCISABLE/           EXERCISABLE/
        NAME           EXERCISE       REALIZED     UNEXERCISABLE          UNEXERCISABLE
- ----------------     ------------     --------     -------------          -------------
Frank E. Holmes           0              0          201,000/400               $0/$0
Susan B. McGee            0              0           36,500/500               $0/$0


COMPENSATION OF DIRECTORS

The Company may grant non-employee directors options under the Company's 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $3,000 in any quarter paid in arrears. During the fiscal year ended June 30, 1999, the non-employee directors each received cash compensation of $12,000. Mr. Terracina is also a director of STFC where he received cash compensation of $3,300. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors.

REPORT ON EXECUTIVE COMPENSATION

The board appointed Messrs. Holmes, Terracina, and Rubinstein as members of the Executive Compensation Committee during fiscal year 1997, and they continue to serve on the committee. There are no compensation committee interlocks to report. Mr. Holmes served as an employee and officer of the Registrant. The board of directors reviews Mr. Holmes' compensation annually to determine an acceptable base compensation, reflecting an amount competitive with industry peers and taking into account the relative cost of living in San Antonio, Texas. The board of directors also reviews Mr. Holmes' performance in managing the company's securities portfolio with respect to which he is paid a cash bonus, which bonus is paid periodically throughout the year. During fiscal year 1999, Mr. Holmes, in addition to his other duties, became the company's chief investment officer responsible for supervising management of clients' portfolios. In June 1999, in part to compensate him for these efforts and upon cancellation of Mr. Holmes' warrants and option to acquire 986,122 shares of class C common stock, the board approved the issuance of 1,000,000 shares of class C common stock to Mr. Holmes to be vested over a ten-year period beginning with fiscal year 1999, with an annual compensation value of $50,000.

The base pay of the executives is relatively fixed, but the executive has the opportunity to increase his/her compensation by (1) participating in team building programs to enhance operational and fiscal efficiencies throughout the Company

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 11


with  a  percent  of  resulting   savings  flowing  to  the  executive  and  (2)
participating directly in retirement and savings programs whereby the Company will contribute amounts relative to the executive's contribution.

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

COMPANY PERFORMANCE PRESENTATION

The graph below compares the cumulative total return for the Company's class A common stock to the cumulative total return for the S&P 500 Composite Index and the Financial Times Gold Mine Index for the Company's last five fiscal years. The graph assumes an investment of $100 in the class A common stock and in each index as of June 30, 1994, and that all dividends are reinvested.

[LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

  DATE      FINANCIAL TIMESPO500MINDIXNDEX   GROW            FT GOLD MINE INS&P
                                                            500 INDEXGROW

30-Jun-93         100.00    100.00    100.00 1904.13        450.53      5
30-Jul-93         106.31     99.47    112.50 2024.35        448.13      5.625
31-Aug-93          98.74    102.89     95.00 1880.17        463.56      4.75
30-Sep-93          88.09    101.86     80.00 1677.43        458.93      4
29-Oct-93         103.62    103.84     95.00    1973        467.83      4.75
30-Nov-93         101.34    102.50     97.50 1929.64        461.79      4.875
31-Dec-93         116.87    103.53    112.50 2225.36        466.45      5.625
31-Jan-94         113.68    106.90    115.00 2164.52        481.61      5.75
28-Feb-94         106.25    103.69    105.00 2023.09        467.14      5.25
31-Mar-94         106.90     98.94    107.50 2035.44        445.77      5.375
29-Apr-94          99.60    100.08     87.50 1896.43        450.91      4.375
31-May-94         102.64    101.33     97.50 1954.46        456.51      4.875
30-Jun-94         100.30     98.61     92.50 1909.93        444.27      4.625
29-Jul-94         103.01    101.72     85.00 1961.46        458.26      4.25
31-Aug-94         109.36    105.54     85.00 2082.37        475.5       4.25
30-Sep-94         122.06    102.70     92.50 2324.26        462.71      4.625
31-Oct-94         113.22    104.84     82.50 2155.91        472.35      4.125
30-Nov-94          99.22    100.70     75.00 1889.36        453.69      3.75
30-Dec-94         103.76    101.94     65.00 1975.79        459.27      3.25
31-Jan-95          86.02    104.41     67.50 1637.91        470.42      3.375
28-Feb-95          90.88    108.18     67.50 1730.51        487.39      3.375
31-Mar-95         101.35    111.14     67.50 1929.82        500.71      3.375
28-Apr-95         101.33    114.25     67.50 1929.38        514.71      3.375
31-May-95          99.84    118.39     55.00  1901.1        533.4       2.75
30-Jun-95         101.23    120.91     52.50 1927.52        544.75      2.625
31-Jul-95         102.41    124.76     52.50 1950.05        562.06      2.625
31-Aug-95         103.59    124.72     50.00 1972.57        561.88      2.5
29-Sep-95         104.29    129.72     52.50 1985.73        584.41      2.625
31-Oct-95          90.48    129.07     42.50 1722.93        581.5       2.125
30-Nov-95          99.12    134.37     37.50 1887.36        605.37      1.875
29-Dec-95         100.49    136.71     32.50 1913.46        615.93      1.625
31-Jan-96         121.09    141.17     60.00 2305.74        636.02      3
29-Feb-96         122.90    142.15     57.50 2340.21        640.43      2.875
29-Mar-96         122.58    143.28     54.68 2334.02        645.5       2.734
30-Apr-96         122.19    145.20     55.00 2326.67        654.17      2.75
31-May-96         124.83    148.52     67.50 2376.96        669.12      3.375
28-Jun-96         105.91    148.85     57.50 2016.69        670.63      2.875
31-Jul-96         104.81    142.04     47.50 1995.74        639.95      2.375
30-Aug-96         106.69    144.72     50.00 2031.43        651.99      2.5
30-Sep-96          97.25    152.56     53.76 1851.84        687.31      2.688
31-Oct-96          98.62    156.54     47.50 1877.76        705.27      2.375
29-Nov-96          98.48    168.03     47.50 1875.25        757.02      2.375
31-Dec-96          95.77    164.42     47.50 1823.55        740.74      2.375
31-Jan-97          89.19    174.50     55.00 1698.33        786.16      2.75
28-Feb-97         100.18    175.53     47.50 1907.49        790.82      2.375
31-Mar-97          85.97    168.05     41.26 1636.93        757.12      2.063
30-Apr-97          77.13    177.87     35.00  1468.6        801.34      1.75
30-May-97          82.45    188.28     36.26 1569.89        848.28      1.813
30-Jun-97          73.15    196.47     40.00 1392.84        885.14      2
31-Jul-97          74.27    211.81     47.50 1414.15        954.29      2.375
29-Aug-97          74.15    199.65     48.75 1411.93        899.47      2.4375
30-Sep-97          80.09    210.26     43.75 1525.05        947.28      2.1875
31-Oct-97          65.21    203.01     43.75 1241.63        914.62      2.1875
28-Nov-97          51.34    212.06     45.00  977.62        955.4       2.25
31-Dec-97          55.57    215.40     37.50 1058.22        970.43      1.875
30-Jan-98          58.71    217.58     40.00 1117.83        980.28      2
27-Feb-98          56.57    232.91     47.50 1077.09    1049.34         2.375
31-Mar-98          60.14    244.55     52.50 1145.12    1101.75         2.625
30-Apr-98          68.19    246.76     51.25 1298.43    1111.75         2.5625
29-May-98          57.09    242.12     45.00 1087.12    1090.82         2.25
30-Jun-98          52.19    251.67     40.00  993.86    1133.84         2
31-Jul-98          47.30    248.74     32.50  900.63    1120.67         1.625
31-Aug-98          36.85    212.48     28.76  701.58        957.28      1.438
30-Sep-98          57.82    225.74     31.26 1100.93    1017.01         1.563
30-Oct-98          58.46    243.86     26.26 1113.11    1098.67         1.313
30-Nov-98          55.41    258.28     31.26 1055.13    1163.63         1.563
31-Dec-98          49.08    272.84     31.26  934.49    1229.23         1.563
29-Jan-99          48.95    284.03     32.50  932.15    1279.64         1.625
26-Feb-99          45.77    274.86     41.26  871.43    1238.33         2.063
31-Mar-99          45.64    285.52     30.00  869.00    1286.37         1.5
30-Apr-99          53.46    296.36     27.50 1017.99    1335.18         1.375
31-May-99          43.50    288.96     28.76  828.32    1301.84         1.438
30-Jun-99          46.48    304.69     25.00  885.05    1372.71         1.25


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

CLASS C COMMON STOCK (VOTING STOCK). At September 17, 1999, there were 1,496,800 shares of the Company's class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.


                                   CLASS C                    PERCENT OF
   NAME AND ADDRESS             COMMON SHARES                SHARES ISSUED
   OF BENEFICIAL OWNER        BENEFICIALLY OWNED              OUTSTANDING
   ---------------------      ------------------             ------------
   Frank E. Holmes                1,392,211                     93.01%
   7900 Callaghan Road
   San Antonio, TX 78229

   -------------------
   (1) Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over the next ten years and will be fully vested on June 30, 2008; 102,280 shares owned by F. E. Holmes Organization Inc.; 285,000 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 12

CLASS A COMMON STOCK (NON-VOTING STOCK). At September 17, 1999, there were 6,026,703 shares of the Company's class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

                                        CLASS A COMMON SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER      BENEFICIALLY OWNED    PERCENT OF CLASS
- ------------------------------------    ---------------------   ----------------
Frank E. Holmes --
  San Antonio, TX                              380,782               6.31%
Mason Hill Asset
  Management, Inc.--
  New York, NY                                 409,000               6.78%
Heartland Advisors, Inc.--
  Milwaukee, WI                                588,300               9.76%

- ---------------------
(1) Detail of beneficial ownership set forth below under "Security Ownership of Management."

(2) Mason Hill Asset Management, Inc. owns 250,500 shares or 4.02 percent. Equinox Partners, LP owns 158,500 shares or 2.55 percent. Mason Hill Asset Management, Inc. and Equinox Partners, L.P. may be deemed to be under the common control of William W. Strong. Information is from Schedule 13D filed with the SEC on March 18, 1997.

(3)  Information  is from Schedule 13G,  dated January 21, 1999,  filed with the
     SEC.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of September 17, 1999, information regarding the beneficial ownership of the Company's class A and class C common stock by each director and by all directors and officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

                             CLASS C COMMON STOCK       CLASS A COMMON STOCK (1)
                           ------------------------    ------------------------
   BENEFICIAL OWNER        NUMBER OF SHARES     %      NUMBER OF SHARES     %
- ----------------------     ----------------   -----    ----------------   -----
Frank E. Holmes              1,392,211 (2)    93.01%    380,782 (3)       6.31%
Thomas F. Lydon, Jr               --            --       10,000           0.16%
Susan B. McGee                    --            --       52,035           0.86%
J. Stephen Penner                 --            --       10,000           0.16%
Jerold H. Rubinstein              --            --       50,000           0.83%
Roy D. Terracina                  --            --       89,100           1.48%
All directors and
  officers as a group        1,378,363       93.60%      649,392(4)      10.77%
  (11 persons)

- -----------------------------
(1) Includes shares of class A common stock underlying presently exercisable options held directly by each individual as follows: Mr. Holmes - 201,000 shares; Mr. Lydon - 10,000 shares; Ms. McGee - 36,500 shares; Mr. Penner - 10,000 shares; Mr. Rubinstein - 50,000 shares; and Mr. Terracina - 51,000 shares.

(2) Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over the next ten years and will be fully vested on June 30, 2008; 102,280 shares owned by F. E. Holmes Organization Inc.; 285,000 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.

(3) Includes 79,782 shares and options to obtain 201,000 shares of class A common stock as well as 100,000 shares of class A common stock held by F.E. Holmes Organization, Inc. a corporation wholly owned by Mr. Holmes. Mr. Holmes' 79,782 shares also include 1,300 shares of class A common stock owned separately by Mr. Holmes'wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of class A common stock.

(4) Includes the shares underlying presently exercisable options held by the directors and officers listed above and an additional 33,500 of class A common stock underlying presently exercisable options held by officers other than those listed above.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 13


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 by reference that portion of the U.S. Global Investors, Inc. ANNUAL REPORT TO SHAREHOLDERS, attached to this Form 10-K as
Exhibit 13, appearing under Note 17 to the Consolidated Financial Statements.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 14


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   FINANCIAL STATEMENTS

          The Consolidated Financial Statements are incorporated herein by reference to the Company's ANNUAL REPORT TO SHAREHOLDERS as an exhibit hereto (see Item 8):

          * Reports of Independent  Accountants
          * Consolidated Balance Sheets at June 30, 1999 and 1998
          * Consolidated Statements of Operation for the three years ended June 30, 1999
          * Consolidated Statements for Cash Flows for the three years ended June 30, 1999
          * Consolidated Statements of Shareholders' Equity for the three years ended June 30, 1999
          * Notes to  Consolidated  Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          None

     3.   EXHIBITS

     3.1 Third Restated and Amended Articles of Incorporation of Registrant, incorporated by reference in the Registrant's Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession Number 0000754811-96-000025).

     3.2 By-Laws of Registrant, incorporated by reference to Exhibit D of the Registrant's Registration Statement No. 33-33012 filed on Form S-8 with the Commission on January 30, 1990, as amended.

     10.1 Advisory Agreement dated October 27, 1989, by and between Registrant and United Services Funds (USF), incorporated by reference to Exhibit
          (4)(b) to the Registrant's Form 10-K for fiscal year ended June 30, 1990 (EDGAR Accession No. 0000101507-99-000019).

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

     10.4 Transfer Agency Agreement dated September 21, 1994, by and between United Shareholder Services , Inc. ("USSI") and Accolade Funds/Bonnel Growth Fund, incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95- 000002).

     10.5 Transfer Agent Agreement by and between USSI and USF, incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended June 30, 1989 Transfer Agency Agreement, as amended, between U.S. Global Investors Funds and United Shareholder Services, Inc. dated November 1, 1988, incorporated by reference to Post Effective Amendment No. 79 filed September 3, 1996 (EDGAR Accession No. 0000101507-96-000065).

     10.6 Loan Agreement between Registrant and Bank One, dated April 12, 1994, and Modification Agreement, dated February 28, 1995, for $1,385,000 for refinancing new building, incorporated by reference to

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 15


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

     10.10Custodian  Agreement between  Registrant and Brown Brothers Harriman &
          Co.  dated   November  1,  1997,   incorporated   by  reference   from
          Post-Effective Amendment No. 82 filed September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

     10.11Custodian  Agreement  dated  November  1, 1998,  between  U.S.  Global
          Accolade Funds and Brown Brothers Harriman & Co. of Massachusetts incorporated by reference to Post-Effective Amendment No. 13 dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

     10.12Distribution  Agreement by and between USGB and U.S.  Global  Accolade
          Funds dated  September 3, 1998,  incorporated  by reference to Exhibit
          10.12 to Registrant's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

     10.13Distribution  Agreement by and between USGB and U.S. Global  Investors
          Funds dated  September 3, 1998,  incorporated  by reference to Exhibit
          10.13 to Registrant's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

     11   Statement re: Computation of Per Share Earnings, filed herein.

     13   Annual Report to Shareholders, filed herein.

     21   List of Subsidiaries of the Registrant, filed herein.

     23.1 Consent of Independent Accountant, Ernst & Young LLP, filed herein.

     23.2 Consent of Independent Accountant, PricewaterhouseCoopers LLP, filed herein.

     23.3 Consent  of  Independent  Accountant,  PricewaterhouseCoopers,   filed
          herein.

     24.1 Power of Attorney, incorporated by reference to Exhibit 24.1 to Registrant's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009). 24.2 Power of Attorney, incorporated by reference to Exhibit 24.2 to Registrant's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

     27   Financial Data Schedule, filed herein.

(b)  Reports on Form 8-K

     None.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 16


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U.S. GLOBAL INVESTORS, INC.



                                       BY: /s/ Susan B. McGee
                                           ______________________________
                                           SUSAN B. MC GEE
Date: September 28, 1999                   President, General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE            CAPACITY IN WHICH SIGNED     DATE


/S/ Frank S. Holmes
- ------------------------------
FRANK E. HOLMES                   Chairman of the             September 28, 1999
                                    Board of Directors
                                  Chief Executive Officer

* /s/ Thomas F. Lydon, Jr.
- ------------------------------

THOMAS F. LYDON, JR.              Director                    September 28, 1999

* /s/ J. Stephen Penner
- ------------------------------

J. STEPHEN PENNER                 Director                    September 28, 1999

* /s/ Jerold H. Rubinstein
- ------------------------------

JEROLD H. RUBINSTEIN              Director                    September 28, 1999

* /s/ Roy D. Terracina
- ------------------------------

ROY D. TERRACINA                  Director                    September 28, 1999


/s/ David J. Clark
- ------------------------------
DAVID J. CLARK                    Chief Financial Officer     September 28, 1999
                                  Chief Operating Officer

/s/ J. Michael Edwards
- ------------------------------
J. MICHAEL EDWARDS                Chief Accounting Officer    September 28, 1999


*BY: /s/ Susan B. McGee
- ------------------------------
SUSAN B. MCGEE
Attorney -in-Fact under Powers of
Attorney dated October 21, 1997, and
September 18, 1998

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 17

EXHIBIT 11 -- SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE

                                                                      YEAR ENDED JUNE 30,
                                                         ---------------------------------------------
                                                             1999             1998            1997
                                                         ------------     -----------     ------------
Net income (loss)                                        $ (1,852,806)    $  (148,619)    $    284,149

BASIC
Weighted average number shares outstanding
    during the year:                                        6,562,140       6,617,153        6,606,211
Basic income (loss) per share:
    Net income (loss)                                    $      (0.28)    $     (0.02)    $       0.04
                                                         ============     ===========     ============

DILUTED
Weighted average number of shares outstanding
    during the year:                                        6,562,140       6,617,153        6,606,211
Effect of dilutive securities:
    Common stock  equivalent  shares  (determined
      using  the  "treasury  stock" method)
      representing shares issuable upon exercise
      of common stock options                                   1,704          52,210           58,113
                                                         ------------     -----------     ------------
    Weighted average number of shares used
        in calculation of diluted earnings
        per share                                           6,563,844       6,669,363        6,664,324
                                                         ============     ===========     ============
Diluted income (loss) per share:
        Net income (loss)                                $      (0.28)    $     (0.02)    $       0.04
                                                         ============     ===========     ============

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 18

EXHIBIT 13 -- ANNUAL REPORT

                                   THE COMPANY

U.S. Global Investors, Inc., a Texas corporation organized in 1968 (Company or U.S. Global), and its wholly owned subsidiaries are in the mutual fund management business. As part of the mutual fund management business, the Company provides: (1) investment advisory services to institutions (namely, mutual funds) and other persons; (2) transfer agency and record keeping services; (3) mailing services; (4) custodial and administrative services, through its wholly owned trust company and administrator for IRAs and other types of retirement plans; and (5) distribution services, through its wholly owned broker/dealer, to mutual funds advised by the Company. The provision of investment advisory, transfer agent, fund distribution, administrative and custodial services and investment income are the primary sources of the Company's revenue.

The Company is a registered investment adviser under the Investment Advisers Act of 1940 and is principally engaged in the business of providing investment advisory and other services to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF), both Massachusetts business trusts (collectively, the Trusts or Funds). USGIF and USGAF are investment companies offering shares of eleven and three mutual funds, respectively, on a no-load basis.

The Company organized U.S. Global Investors (Guernsey) Limited (USGG) in August 1993 for the purpose of acting as investment adviser for investment companies whose shares are offered to non-U.S. citizens. USGG has delegated its administrative duties to Butterfield Fund Managers (Guernsey) Limited and its investment advisory duties to U.S. Global.

U.S. Global has formed U.S. Global Brokerage, Inc. (USGB), a broker/dealer registered with the National Association of Securities Dealers, Inc. (NASD) and the appropriate state regulatory agencies to provide distribution services to the Company's mutual fund clients.

U.S. Global also formed U.S. Global Administrators, Inc. (USGA) in October 1998 to provide qualified plan administration services for 401(k) clients.

In addition to providing mutual fund management services to its clients, the Company utilizes a diversified venture capital approach in trading for its own account in an effort to add growth and value to its cash position. Typical investments include, among other things, early stage or start-up businesses seeking initial financing as well as more mature businesses in need of capital for expansion, acquisitions, management buyouts, or recapitalizations. In addition, the Company may utilize investment techniques such as "private placement arbitrage," which is out of the scope of clients. This technique involves the contemporaneous purchase of a quantity of an issuer's securities at a discount in a private placement and a short sale of the same, or substantially the same, security in the public market. To assure no conflicts, these activities are reviewed by Company compliance personnel and reported to investment advisory clients.


MUTUAL FUND MANAGEMENT BUSINESS

INVESTMENT MANAGEMENT SERVICES. The Company furnishes an investment program for each of the mutual funds it manages and determines, subject to the overall supervision by the board of trustees of the funds, the funds' investments pursuant to advisory agreements (Advisory Agreements). Consistent with the investment restrictions, objectives and policies of the particular fund, the portfolio team for each fund determines what investments should be purchased, sold and held, and makes changes in the portfolio deemed to be necessary or appropriate. In the Advisory Agreements, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.

The Company also manages, supervises and conducts certain other affairs of the funds, subject to the control of the boards of trustees. It provides office space, facilities and certain business equipment and also provides the services of executive and clerical personnel for administering the affairs of the mutual funds. U.S. Global and its affiliates compensate all personnel, officers, directors and interested trustees of the funds if such persons are also employees of the Company or its affiliates. However, the funds are required to reimburse the Company for a portion of the compensation of the Company's employees who perform certain state and federal securities law regulatory compliance

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 19

work on behalf of the funds based upon the time spent on such matters. The Company is responsible for costs associated with marketing fund shares to the extent not otherwise covered by any fund distribution plans adopted pursuant to Investment Company Act Rule 12b-1 (12b-1 Plan).

As required by the Investment Company Act of 1940, the Advisory Agreements are subject to annual renewal and are terminable upon 60-day notice. The board of trustees of USGIF and of USGAF will consider renewal of the applicable agreements in February and March 2000, respectively. Management anticipates that the Advisory Agreements will be renewed.

Investment company average net assets under management (in millions) at fiscal year end for the past five years were:


                                           1999            1998           1997            1996           1995
                                      --------------------------------------------------------------------------------
USGIF Money Market                            $  979          $  919        $   811         $   734        $   747
USGIF Gold Related                               170             250            425             481            482
USGIF Other                                                      112             94             145

                                                 110                                                            92
                                                 ---                                                            --
USGIF Total                                    1,258           1,290          1,330           1,361          1,321

USGAF Total                                                      146            119
                                      ------------    -------------- --------------  -------------
                                                 130                                             48              9
                                                 ---                                             --             --
Total Assets Under Management                 $1,389          $1,436         $1,449          $1,409         $1,330



Under the Advisory Agreements, the Company receives an advisory fee for each mutual fund computed and accrued daily based upon the net assets represented by the particular fund on that day. The fees range from 0.375 percent to 1.25 percent of average net assets and are paid monthly.

As is set forth in detail in Note 3 to the Consolidated Financial Statements included in this Annual Report, the Company has agreed to waive its fee revenues and/or pay expenses for certain USGIF funds for purposes of enhancing the funds' competitive market positions.

Investment advisory fees (in thousands, net of expenses paid by the Company or voluntary waivers) for the past five fiscal years were approximately:


                                1999            1998           1997            1996            1995
                           -----------------------------------------------------------------------------------
USGIF Money Market                $   886         $   929        $   826        $    835         $   895
USGIF Gold Related                  1,596           2,431          3,835           4,185           4,089
USGIF Other                           674             790            656             475             485
                           -----------------------------------------------------------------------------------

USGIF Total                         3,156           4,150          5,317           5,495           5,469

USGAF Total                         1,319           1,461          1,072             409              13
                           ------------------------------------------------------------------------------------

Total                              $4,475          $5,611         $6,389         $ 5,904          $5,482
                           ------------------------------------------------------------------------------------

TRANSFER AGENT AND OTHER SERVICES. The Company's wholly owned subsidiary, United Shareholder Services, Inc. (USSI), is a transfer agent registered under the Securities Exchange Act of 1934, and provides transfer agency, lockbox and printing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company's fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.

The transfer agency's duties encompass: (1) acting as servicing agent in connection with dividend and distribution functions; (2) performing shareholder account and administrative agent functions in connection with the issuance, transfer and redemption or repurchase of shares; (3) maintaining such records as are necessary to document transactions in the funds' shares; (4) acting as servicing agent in connection with mailing of shareholder communications, including reports to shareholders, dividend and distribution notices, and proxy materials for shareholder meetings; and (5) investigating and answering all shareholder account inquiries.

The transfer agency agreements provide that USSI will receive, as compensation for services rendered as transfer agent, an annual fee per account, and will be reimbursed out-of-pocket expenses. In connection with obtaining/providing administrative services to the beneficial owners of fund shares through institutions which provide such services and

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 20

maintain an omnibus account with USSI, each fund pays a monthly fee based on the number of accounts and the value of the shares of the fund held in accounts at the institution which payment shall not exceed the per account charge on an annual basis.

The number of shareholder accounts at fiscal year end were 116,831; 117,363; 120,900; 120,477; and 126,199 in 1999, 1998, 1997, 1996, and 1995, respectively.

For the five fiscal years ended June 30, 1999, 1998, 1997, 1996, and 1995, total transfer agency fees (net of waivers) were approximately $3.2, $3.3, $3.3, $3.3, and $3.2 million, respectively.

The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The agreements will be considered by the boards of trustees of USGIF and of USGAF for renewal during January and March 2000, respectively, and management anticipates that the agreements will be renewed.

USSI formerly maintained the books and records of each trust and of each fund of each trust, including calculations of the daily net asset value per share. In 1997, the Company decided to outsource such services to Brown Brothers Harriman & Co. (BBH). The conversion to BBH was completed during the second quarter of fiscal year 1998.

U.S. Global will forego accounting fees associated with this function, but has experienced direct cost reductions for personnel and equipment. For the five years ended June 30, 1999, 1998, 1997, 1996, and 1995, bookkeeping and accounting fees net of waivers were approximately $0, $400,000; $731,000; $524,000; and $420,000, respectively.

BROKERAGE SERVICES. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (USGB), with the NASD, the Securities and Exchange
Commission (SEC) and appropriate state regulatory authorities as a limited-purpose broker/dealer for the purpose of distributing USGIF and USGAF fund shares. Effective September 3, 1998, USGB became the distributor for USGIF and USGAF fund shares. To date, the Company has capitalized USGB with approximately $150,000 to cover the costs associated with this registration.

MAILING SERVICES. A&B Mailers, Inc., a wholly owned subsidiary of the Company, provides mail handling services to various persons. A&B Mailers' primary customers include the Company in connection with its efforts to promote the funds and the Company's investment company clients in connection with required mailings. Each service is priced separately. For the five years ended June 30, 1999, 1998, 1997, 1996, and 1995, A&B Mailers' revenues, after intercompany eliminating entries, were approximately $293,000, $306,000; $282,000; $231,000;
and $170,000, respectively.

TRUST COMPANY SERVICES. Security Trust and Financial Company (STFC), a wholly owned state chartered trust company, provides custodial services for IRA and other retirement plans administered by U.S. Global. STFC also actively markets 401(k) and other retirement plans. The custodial fees are generally paid to STFC at year-end upon separate invoice to the customer, not the fund. For the five years ended June 30, 1999, 1998, 1997, 1996, and 1995, custodial fee revenues were approximately $465,000, $441,000; $530,000; $545,000; and $503,000,
respectively.

ADMINISTRATIVE SERVICES. Effective July 1, 1999, U.S. Global Administrators, Inc. (USGA), a wholly owned subsidiary of the Company, will provide qualified plan administration services for existing clients. The administrative fees will be paid to USGA on a monthly or quarterly basis by it clients.


EMPLOYEES

As of June 30, 1999, U.S. Global and its subsidiaries employed 84 full-time employees and 3 part-time employees; as of June 30, 1998, it employed 81 full-time employees and 8 part-time employees. The Company considers its relationship with its employees to be excellent.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 21

COMPETITION

The mutual fund industry is highly competitive. As of June 30, 1999, there were approximately 9,000 registered open-end management investment companies of varying sizes and investment policies whose shares were being offered to the public. Generally, there are two types of mutual funds: "load" and "no-load." In addition there are both no-load and load funds that have adopted 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets, such as USGAF. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as USGIF's and USGAF's, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.

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

A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives and have more experience and greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products and personnel to compete with these other mutual funds. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels and the types and quality of services offered to fund shareholders.

Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on the funds' investment performance, the quality of services provided to shareholders and the Company's efforts to effectively market the performance. Sales of fund shares generate management fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts). Good performance also attracts private institutional accounts to the Company. Conversely, relatively poor performance results in decreased sales and increased redemptions of the funds' shares and the loss of private accounts, with corresponding decreases in revenues to the Company.


SUPERVISION AND REGULATION

The Company, USSI, USGB, USGA and the investment companies it manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial and tax status. STFC operates under certain laws, including Texas banking laws, governing its organization, registration, operation, legal, financial and tax status. Among the penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration and certain additional administrative sanctions. Any determination that the Company or its management had violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations or rulings promulgated by governmental entities having jurisdiction over the Company and the funds will not have a material adverse effect on its business.

U.S. Global is a registered investment adviser subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940, the Investment Company Act of 1940 and the Securities Exchange Act of 1934 (1934 Act). USSI is also subject to regulation by the SEC under the 1934 Act. USGB is subject to regulation by the SEC under the 1934 Act and regulation by the NASD, a self-regulatory organization composed of other registered broker/dealers. U.S. Global,

USSI and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC upon request. Moreover, the funds managed by the Company are subject to regulation and periodic reporting under the Investment Company Act of 1940 and, with respect to their continuous public offering of shares, the registration provisions of the Securities Act of 1933.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 22

RELATIONSHIPS WITH THE FUNDS

The businesses of the Company are to a very significant degree dependent on their associations and contractual relationships with the Trusts. In the event the advisory or transfer agent services agreements with USGIF or USGAF were canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global, USSI and STFC consider their relationships with the Trusts to be good, and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that the Trusts will choose to continue their relationships with the Company, USSI, and STFC.


                              ANNUAL STATUS REPORT

PREPARING FOR THE FUTURE

During fiscal year 1999, U.S. Global Investors, Inc. (Company) focused on its goals of improving fund performance, expanding distribution channels, and streamlining Company operations. The Company generates its revenues from managing and servicing mutual funds. While the Company's servicing revenues remained level during fiscal year 1999, its investment management fees declined because of reduced assets under management. In particular, gold assets, following a decline in gold bullion, decreased approximately $81 million (34 percent) in fiscal year 1999 compared to 1998. The following graph illustrates the correlation between the decline in management fees and that of the spot gold prices. [GRAPHIC NOT INCLUDED]

Since 1990, the Company has worked to change its reputation as a "gold-only" enterprise and thus insulate the management fees from extreme fluctuations in highly cyclical markets. As a result of management's diversification strategy, the gold assets have shifted from 66 percent of total assets managed in fiscal year 1990 to less than 10 percent as of June 30, 1999. As of June 30, 1999, the Company's money market funds now approximate 70 percent of total assets, with equity and fixed income funds accounting for over 20 percent of total assets. While money market funds tend to be low in terms of margins, they balance the volatile cash flow from gold funds and help create a platform for cross-selling to the other funds.

During fiscal year 1999, Frank E. Holmes, Chairman and CEO of U.S. Global Investors, Inc., took over the position of Chief Investment Officer and is spearheading the effort to carry out a very disciplined investment philosophy. As a result, the Company has re-engineered its investment strategy to include a stringent model combining a top-down macro analysis and a bottom-up stock picking system. While many money managers use either a top-down or a bottom- up investing discipline, the Company uses a combination of both and monitor the purity of the screens on a monthly basis to provide appropriate feedback to the portfolio team.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 23

[GRAPHIC OMITTED]

Regarding fund performance, the All American Equity Fund earned Morningstar's highest rating of five stars out of 3,043 domestic equity funds for the 3-year period ended June 30, 1999. The Bonnel Growth Fund has outperformed the Russell 2000 index since its inception in 1994. Also, the Company's U.S. Government Securities Savings Fund maintained its ranking in the top ten for the government-only money market fund category. The Company is also now seeing the turnaround of markets in Asia and eastern Europe. The China Region Opportunity Fund saw calendar year-to-date returns as of June 30, 1999, soar to 45 percent, while the Regent Eastern European Fund saw returns of approximately 15 percent for the same period.

The Company has also historically marketed and distributed its mutual fund products directly to investors. To more aggressively market its mutual fund products, the Company registered its broker/dealer subsidiary with the SEC and the NASD during 1998. To further help the selling efforts of its investor representatives, the Company has entered into a strategic alliance with an experienced financial services firm to help expand the distribution of its clients' funds through registered investment advisors and broker/dealers.

[GRAPHIC OMITTED]

Besides growing its business through marketing directly to investors and focusing on financial intermediaries, the Company has recognized that one key to developing new distribution channels is providing better and faster information to its shareholders. To this end, the Company has redesigned its website with new features to allow its shareholders to more effectively manage their investments. Key activities now available to shareholders include on-line account access, retirement planning worksheets, asset allocation models and expanded information about mutual funds and retirement planning. In addition, shareholders will soon be able to transfer funds between their accounts, make purchases, download investment transactions, and perform certain on-line banking features using the U.S. Treasury Securities Cash Fund. Due to its focus on this distribution channel, the Company has seen the number of "site hits" increase from approximately 130,000 per month in January 1999, to over 500,000 per month as of August 1999.

The Company also recognizes that the 401(k) marketplace is another excellent opportunity to expand the distribution of its funds. The Company formed U.S. Global Administrators, Inc. (USGA) to provides qualified plan administration services for the Company's wholly owned state chartered trust company, Security Trust and Financial Company (STFC). STFC provides trustee and custodial services for 401(k) plans, IRAs, and other retirement plans. The Company has enhanced its technology in this area by upgrading the software to have state-of-the-art technology to provide its 401(k) clients with superior service.

The Company is poised to benefit as a result of staying focused on its goals of improving fund performance, building its non-gold asset base through multiple distribution networks, while containing costs by streamlining its operations through the introduction of new technology.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 24

RESULTS OF OPERATIONS

The worldwide deflationary pressures on various commodity prices, such as gold and oil, negatively affected the Company's short-term earnings. Average gold-related assets have decreased $94.4 million (36 percent) in fiscal year 1999 compared with 1998, thus reducing related management fees by approximately $835,000. It is important to note that despite the negative impact of these highly cyclical markets, the mutual funds managed by the Company experienced overall net investor purchases during fiscal year 1999 of slightly over $3.0 million. While average non- gold related assets did increase by $43.8 million during this same period, non-gold assets are a lower margin product; however, the asset fluctuations are less volatile. The Company also recorded net losses of approximately $743,000 relating to its equity share in the U.S. Global Strategies Fund Limited (Guernsey Fund). As a result of the decline in management fees and the net losses of the Guernsey Fund, the Company posted net after-tax loss of $1.9 million ($0.28 per share) for fiscal year 1999. In September 1999, the Company closed the Guernsey Fund.

The Company had negative earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $660,000. This was the result of a number of negative factors outside of management's control as noted above. Management has responded by reducing certain operating expenses in order to generate positive cash flows going forward.

The table below summarizes the Company's operations including, for the periods showed, the increase (or decrease) from the previous period, and key revenue and expense items as percentages of total revenues.

                                                     PERIOD-TO-PERIOD CHANGE
                                             1999             1998                   PERCENTAGE OF TOTAL REVENUES
                                                                                     ----------------------------
                                           COMPARED         COMPARED                   YEAR ENDED JUNE 30,
                                             1998                  1997            1999       1998       1997
     Revenues:
       Investment Advisory Fee              -21.9%           -13.6%               50.1 %     57.7%      47.7%
       Transfer Agent Fee                    -3.7%            -0.3%               35.5%      33.2%      23.8%
       Accounting Fee                      -100.0%           -45.3%                0.0%       4.0%       5.2%
       Exchange Fee                         -28.5%           -28.2%                1.4%       1.8%       1.8%
       Custodial Fee                          5.4%           -16.8%                5.2%       4.4%       3.8%
       Investment Income                   -184.0%          -140.5%                3.9 %     -4.2%       7.4%
       Gains on Changes of
          Interest in Affiliate            -100.0%          -263.5%               -0.0%      -0.2%       0.1%
       Government Securities
          Income                           -100.0%           -97.2%                0.0%       0.3%       7.6%
       Other                                 17.0%           -16.2%                4.0%       3.1%       2.6%
                                          --------          -------            --------   --------   --------
            Total Revenues                  -10.0%           -28.5%              100.0%     100.0%     100.0%
                                          --------          -------              ------     ------     ------

     Expenses:
       Salaries, Wages & Benefits            11.1%           -20.1%               56.8%      46.0%      41.2%
       Marketing and Distribution           -37.2%           -35.6%                8.2 %     11.8%      13.1%
       Other General and
          Administrative                     -1.4%           -13.0%               38.4%      35.0%      28.8%
       Interest and Finance                   3.6%            -6.9%                1.4%       1.2%       0.9%
       Depreciation and
          Amortization                        7.7%            -5.0%                5.5%       4.6%       3.4%
       Government Securities
          Expenses                            0.0%          -100.0%                0.0%       0.0%       7.7%
                                              ----          -------               -----      -----       ----
     Total Expenses                           0.7%           -25.9%              110.3%      98.6%      95.1%
                                             -----           ------              ------      -----      -----

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 25


REVENUES

The Company's principal business is managing, creating and marketing mutual funds. Its primary sources of revenue from operations are investment advisory fees and transfer agency fees. The Company's investment management fee revenue is based on a percentage of average net assets under management; the transfer agency fee revenue is based on the number of shareholder accounts being serviced. Therefore, fluctuations in financial markets and the market value of funds influence revenues and results of operations.

Assets under management for USGIF for the fiscal years ended June 30, 1999, 1998, and 1997 have averaged $1.26 billion, $1.29 billion, and $1.33 billion, respectively. Additionally, assets under management for the USGAF averaged $130 million, $146 million, and $119 million for those same fiscal years, respectively.

[GRAPHIC OMITTED]

Because of decreases in the net assets of high-margin, gold-related funds, fiscal year 1999 net investment advisory fee revenues decreased by approximately 22 percent over fiscal year 1998. Also for the same reason, fiscal year 1998 investment advisory fees decreased by approximately 14 percent over fiscal year 1997. Shareholder accounts serviced for fiscal years ended June 30, 1999, 1998, and 1997, were 116,831, 117,363, and 120,900, respectively. Management believes investors are shifting from direct investment in the funds to omnibus accounts through mutual fund trading facilities offered by broker/dealers such as Charles Schwab and Fidelity.


EXPENSES

Total consolidated expenses for fiscal year 1999 increased by approximately 0.7 percent over fiscal year 1998. This slight increase was the direct result of lower than usual legal fees recorded in 1998. Specifically, the Company reversed approximately $750,000 in accrued legal expenses in 1998 due to the successful appeal of a lawsuit brought against the Company in 1994. Total consolidated expenses for fiscal year 1998 decreased by approximately 26 percent over fiscal year 1997. This decrease was the direct result of: 1) approximately $2.3 million less in general and administrative expenses, and 2) approximately $1.1 million less in interest expense relating to the purchase of the Notes. Final payment on the Notes was made in fiscal year 1997.

Exclusive of the reversal of legal expenses in fiscal year 1998, the company's expenses decreased approximately $684,000, or 6 percent, for fiscal year 1999. In addition, exclusive of the expenses attributable to the purchase and financing of the Notes and the reversal of the accrued legal fees, expenses of the Company decreased approximately 13 percent in fiscal year 1998 over fiscal year 1997. As shown on the table at page 26, salaries, wages and benefits are the largest component of Company expenses. In fiscal year 1999, salaries, wages and benefits increased by 11 percent over 1998, and in fiscal year 1998 this expense item decreased by 20 percent from fiscal year 1997. The increase in 1999 relates primarily to the Company filling certain key positions in the investment management and legal departments within the company.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 26

Marketing and distribution expenses represented approximately 8 percent, 12 percent, and 13 percent of total revenues during fiscal years 1999, 1998, and 1997, respectively. The Company has anticipated that fiscal year 2000 marketing and distribution expenditures will approximate fiscal year 1999 levels.

The aggregate amount of fees voluntarily reimbursed totaled $3,052,054, $3,484,595, and $3,250,786, in 1999, 1998, and 1997, respectively, a decrease of
12 percent compared with fiscal year 1998. In this regard, the Company has agreed to waive part of its fee revenues and/or pay for certain mutual funds expenses to enhance the funds' competitive market position. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.


NET INCOME

The Company posted net after-tax loss of $1.9 million ($0.28 per share) for fiscal year 1999, $0.15 million net after-tax loss ($0.02 per share) for fiscal year 1998, and $0.28 million in earnings ($0.04 per share) for fiscal year 1997. These results are due to fluctuations in 1) assets under management, 2) net equity loss in the Guernsey Fund, and 3) gains or losses recorded from investment activities.

Total consolidated revenues for fiscal year 1999 decreased approximately 10 percent over fiscal year 1998, primarily due to a 22 percent decrease in net investment advisory fees and the elimination of accounting fees. Total consolidated revenues for fiscal year 1998 decreased approximately 29 percent over fiscal year 1997, primarily due to a 141 percent decrease in investment income and the elimination of interest income and accretion of certain U.S. Government agency notes (Notes) recorded by the Company.

Total consolidated expenses for fiscal year 1999 increased by less than 1.0 percent over fiscal year 1998. This slight increase was the direct result of lower than usual legal fees recorded in 1998. Specifically, the Company reversed approximately $750,000 in legal expenses in 1998 due to the successful appeal of a lawsuit brought against the Company in 1994. Exclusive of the reversal of legal expenses in fiscal year 1998, the company's consolidated expenses decreased approximately $684,000, or 6 percent, for fiscal year 1999. Total consolidated expenses for fiscal year 1998 decreased by approximately 26 percent over fiscal year 1997. This decrease was the direct result of: 1) approximately $2.3 million less in general and administrative expenses, and 2) approximately $1.1 million less in interest expense relating to the purchase of certain Notes. Final payment on the Notes was made in fiscal year 1997.


BUSINESS SEGMENTS

The Company operates principally in two business segments: providing mutual fund investment management services to its clients, and utilizing a diversified venture capital approach in trading for its own account in an effort to add growth and value to its cash position. The Company conducts operations in two principal geographic areas: the United States and Europe. Revenues by geographic area include fees charged to customers, and revenues from venture capital activities (See Note 16). The table below summarizes operating income and net income by each segment for each of the previous three years:

                                                    YEAR ENDED JUNE 30,
                                          -------------------------------------
                                             1999           1998         1997
                                          -----------    ---------    ---------
Investment management services ........   $(1,123,579)   $ 730,125    $(238,652)
Venture capital .......................       197,143     (569,173)     918,344
                                          -----------    ---------    ---------
Income (loss) before income taxes
  and equity interest .................   $  (926,436)   $ 160,952    $ 679,692
Net income (loss) .....................   $(1,852,806)   $(148,619)   $ 284,149

As discussed above, the decrease in both 1999 and 1998 net income (loss) was due primarily to decreases in investment advisory fees as a result of a decline in the net assets of high-margin, gold-related funds. Fiscal year 1999 net investment advisory fee revenues decreased by approximately 22 percent over fiscal year 1998, as well as fiscal year 1998 investment advisory fees decreased by approximately 14 percent over fiscal year 1997.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 27

INVESTMENT ACTIVITIES7

Investment income, which includes realized and unrealized gains and losses on trading securities and dividend and interest income, was approximately 4 percent, -4 percent, and 7 percent, respectively, of the Company's revenue in fiscal years 1999, 1998, and 1997. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For fiscal years 1999, 1998, and 1997, the Company had realized gains (losses) of approximately $238,000, ($349,000) and $934,000, respectively. The Company expects such revenues will continue to fluctuate in the future; fluctuations in the market value will affect the size of such amounts of the Company's investments.


MARKET RISK DISCLOSURES

The Company's balance sheet includes assets whose fair value is subject to market risks. As of June 30, 1999 and 1998, the Company held approximately $1.5 and $1.6 million, respectively, in investments other than USGIF money market mutual fund shares.

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management. Management attempts to maximize the Company's cash position by using a diversified venture capital approach to investing. Strategically, management invests in early-stage or start-up businesses seeking initial financing and more mature businesses in need of capital for expansion, acquisitions, management buyouts or recapitalization. The Company also uses other investment techniques such as private placement arbitrage. This involves the contemporaneous purchase of a quantity of an issuer's securities at a discount in a private placement and a short sale of the same, or substantially the same, security in the public market.

Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimate of fair value as of the balance sheet date. Market prices fluctuate and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. Company compliance personnel review the Company's investment activities and report to investment advisory clients.

The table below summarizes the Company's equity price risks as of June 30, 1999, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices. A comparison of quarter-end stock prices on the individual stocks within the Company's equity portfolios over the three years ending June 30, 1999, showed that the change from one quarter to the next was 25 percent or less approximately 90 percent of the time. The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be much worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

                                                     ESTIMATED        INCREASE
                                                  FAIR VALUE AFTER (DECREASE) IN
                 FAIR VALUE AT    HYPOTHETICAL      HYPOTHETICAL   SHAREHOLDERS'
                 JUNE 30, 1999  PERCENTAGE CHANGE   PRICE CHANGE      EQUITY
                 -------------  ----------------- ---------------- -------------
Trading
  Securities .....$884,837       25% increase        $1,106,046       $ 145,988
                                 25% decrease          $663,628       $(145,998)
Available-for-
  sale ...........$370,840       25% increase        $  463,550       $  61,189
                                 25% decrease        $  278,130       $ (61,189)

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 1999, the Company has net operating losses
(NOLs) of approximately $2.6 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $385,000 expiring

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 28


between 1999 and 2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $921,000 at June 30, 1999, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.


SUBSEQUENT EVENTS

The Company's investment in the Guernsey Fund increased to approximately 64%, and as a result recorded over $743,000 in equity losses during fiscal year 1999. On August 11, 1999, the Directors of the Guernsey Fund agreed to close the fund and redeem all outstanding shares. In accordance with the fund's Articles of Association, the Company has suspended the determination of the net asset value of the fund and is proceeding to liquidate the positions in the fund to redeem shareholders. Management anticipates the liquidation to be completed during the second quarter of fiscal year 2000.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At year end, the Company had net working capital (current assets minus current liabilities) of approximately $2.4 million and a current ratio of 3.1 to 1. With approximately $1.0 million in cash and cash equivalents and more than $1.3 million in marketable securities the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $6.0 million, with cash, cash equivalents, and marketable securities comprising 27 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters (a long-term debt). The Company's cash flow is expected to be sufficient to cover current expenses, including debt service.

The investment advisory contract and related contracts between the Company and USGIF and USGAF were recently renewed and will expire on February 29, 2000, and March 8, 2000, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.

The Company has a note payable to a bank which is secured by land, an office building and related improvements. As of June 30, 1999, the balance on the note was $1,169,367. The loan is currently amortizing over a twenty-year period with payments of both principal and interest due monthly based on a fixed rate of
7.75 percent. The current monthly payment is $11,750, and matures July 2001. Under this agreement, the Company must maintain certain financial covenants. Due primarily to noncash charges as a result of its equity investment in the Guernsey Fund, the Company is in violation of certain debt covenants; however, the Company obtained a waiver of the covenants from the bank through June 30, 1999. The Company anticipates the bank will revise the present terms of the note payable to restructure the debt covenants to maintain compliance in the future. If the debt covenants are not revised, the Company believes it has the ability to refinance the debt with another financial institution. Additionally, the Company believes it has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

Management believes current cash reserves, and financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

CAPITAL STRUCTURE

The board of directors has approved a change in the capital structure which was effected during the first quarter of fiscal year 2000. The transaction involved the issuance of 1,000,000 shares of the Company's class C common (voting) stock to Frank E. Holmes in exchange for services and the cancellation of existing warrants to purchase 586,122 shares of class C common stock (held by Mr. Holmes and F.E. Holmes Organization, Inc.) and the cancellation of an option to purchase 400,000 shares of class C common stock (held by Mr. Holmes). The
1,000,000 shares issued by the Company will vest over a ten-year period beginning July 1, 1998, and will be fully vested on June 30, 2008. These shares are not publicly traded.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 29


YEAR 2000 DISCLOSURE

SUMMARY

The Company has been actively  addressing the potential  impact of the Year 2000
(Y2K) problems and has established a proactive approach to help ensure that the Company's critical systems can operate before, during, and after the century date rollover. The scope of the Company's Y2K project, including related costs, is expected to total approximately $110,000. As the Company outsourced many technology-based operations, there is a only a small base of proprietary code that had to be analyzed and upgraded with respect to Y2K compliance. While the Company has taken measures reasonably designed to prevent a negative impact resulting from Y2K problems, there is no assurance that factors outside the Company's control will not disrupt its operations.

STATE OF READINESS

The Company has taken steps to increase the awareness of its employees and associated persons with respect to the Y2K problem and the current actions being taken to address such problems. The Company has formed a Y2K team, which includes senior management and experienced analysts and programmers, which meets on a regular basis to carry out and monitor the Company's Y2K project.

As of June 30, 1999, the Company identified all of its mission-critical systems and completed an inventory of all hardware, software, networks, and other various processing platforms, and also customer and vendor interdependencies. The Company completed an assessment of the systems inventoried to decide their susceptibility to Y2K issues. This assessment included inquiries to service providers, vendors, and manufacturers of all systems inventoried to determine and document if such systems are Y2K compliant. The Company completed the testing of its mission-critical systems and made the necessary upgrades to ensure that all mission-critical systems and software are Y2K compliant.

BUDGET

As of June 30, 1999, the Company had incurred and expended approximately $100,000 concerning its Y2K project. The Company estimates its total remaining cost to approximate $12,000, which it will expend as incurred through the next six months.

The Company's ability to complete its Y2K project by the dates projected and the total costs incurred to accomplish those efforts are based on estimates that the Company's management made in reliance on certain assumptions. The goal will be to maximize the functionality and speed resolution of systems due to any Y2K problems, with a minimal deployment of resources and minimal disruption in the financial stability of the Company. Should the Company detect problems related to mission critical systems, the Company may need to revise the budget accordingly.

MASTER SCHEDULE

The Company has completed the inventory of its systems and assessed its susceptibility to Y2K problems. The Company has completed the testing of its mission-critical systems and has remediated any known defects.

CERTAIN RISKS AND CONTINGENCY PLAN

The Company designed the Company's contingency plan to mitigate the risks to operations or its core business resulting from any failure to successfully complete its Y2K project. The Company is dependent on third-party software and vendor services. The Company believes that any risk from the Y2K transition will result from its reliance on vendors to finish their own Y2K projects successfully and on time. The Company does not ensure the compliance of such vendors and suppliers. The Company has updated its contingency plan to include alternatives that would be used in case of any business interruptions. The plan is approximately 50 percent complete and will be tested and upgraded as needed throughout the year.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 30
- --------------------------------------------------------------------------------

FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements concerning the Company's performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (I) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company's business, (iv) market, credit, and liquidity risks associated with the Company's investment management activities, and (v) failure of the Company, its vendors, or other third parties to achieve Y2K compliance. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward looking information not to place undue reliance on such statements. All such forward looking statements are current only as of the date on which such statements were made.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 31


                            SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and related notes and the Annual Status Report -- that is, Management's discussion and analysis of financial condition and results of operations, contained in this Annual Report. The selected financial data as of June 30, 1995 through June 30, 1997 and the years then ended is derived from the Company's Consolidated Financial Statements, which were audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data as of June 30, 1998, through June 30, 1999, and the year then ended is derived from the Company's Consolidated Financial Statements, which were audited by Ernst & Young LLP, independent accountants.

                                                         YEAR ENDED JUNE 30,
                            ---------------------------------------------------------------------------
SELECTED EARNINGS DATA          1999           1998            1997            1996           1995
                            -----------    ------------    ------------    ------------   -------------

Revenues ................   $ 9,018,072    $ 10,039,602    $ 14,009,131 (2)    $ 20,214,546 (2)   $  15,770,738

Expenses ................     9,944,508       9,878,650      13,329,439      17,261,592      21,666,598
                            -----------    ------------    ------------    ------------   -------------

Income (loss) before
  minority interest,
  equity interest, income
  taxes and cumulative
  effect of change in
  accounting ............      (926,436)        160,952         679,692 (2)       2,952,954 (2)      (5,895,860)

Income taxes ............       183,329         (39,571)        331,976       1,013,517      (2,005,142)

Minority interest .......          --              --              --           (55,098)           --

Equity in net loss
  of joint venture ......          --              --          (196,535)           --              --

Equity in income (loss)
  of affiliate ..........      (743,041)       (349,142)        132,968         102,728 (2)            --

Cumulative effect of
  change in accounting ..          --              --              --              --            43,284


Net income (loss) .......    (1,852,806)       (148,619)        284,149       1,987,067      (3,847,434)

Basic income (loss)
  per share .............         (0.28)          (0.02)           0.04            0.30           (0.64)

Working capital .........     2,441,109       3,719,539       2,440,198       1,316,006    (106,863,206)

Total assets ............     8,328,138      10,308,957      10,712,775      39,307,196     128,073,122

Long-term obligations ...     1,255,724       1,330,638       1,359,308       1,410,479       6,016,617

Shareholders' equity ....     5,912,238       7,941,859       7,966,407       8,544,072       8,661,223


- ------------------------------------
(1)  Working capital includes amounts due to broker/dealers under reverse repurchase agreements related to the  Company's  purchase  of  certain  U.S.  Government  securities  but does not  include  the securities collateralizing the obligations.  (See Note 6 to the Consolidated Financial Statements,
     Item 8 of this Form 10-K.)

(2)  Amounts  included in revenues for fiscal years 1997 and 1996 include  gains on changes of interest in affiliate of $10,490 and $555,905,  respectively.  The gains (losses) for fiscal years 1999 and
     1998 of $97,744 and ($17,146), respectively, are included in equity in income (loss) of affiliate.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 32


                              FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of U. S. Global Investors, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. and Subsidiaries (Company) as of June 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the two year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of U.S. Global Investors (Guernsey) Limited, a wholly owned subsidiary, which statements reflect total assets of $1,213,339 as of June 30, 1998, and net loss of $432,453 for the year ended June 30, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for U.S. Global Investors (Guernsey) Limited, is based solely on the report of the other auditors. The June 30, 1998 financial statements of U.S. Global Strategies Fund Limited, in which the Company has a 23% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for U.S. Global Strategies Fund Limited, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Global Investors, Inc. and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Ernst & Young LLP
San Antonio, Texas
September 28, 1999

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 33


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of U.S. Global Investors, Inc.

In our opinion, the consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for the period ended June 30, 1997, (appearing on pages 38 through 41 of the U.S. Global Investors, Inc. 1999 Annual Report to Shareholders, which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of U.S. Global Investors, Inc. and its subsidiaries for the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of U.S. Global Investors, Inc. for any period subsequent to June 30, 1997.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Antonio, Texas
September 29, 1997

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 34



AUDITORS' REPORT TO THE MEMBERS OF U.S. GLOBAL INVESTORS (GUERNSEY) LIMITED


We have audited the financial statements on page 4 to 10 of U.S. Global Investors (Guernsey) Limited.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 2 the Company's Directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board in the United Kingdom. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the Directors in the preparation of the financial statements, and of whether the accounting polices are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatements, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30th of June, 1998 and of its profit for the year then ended and have been properly prepared in accordance with the Companies (Guernsey) Law, 1994.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers,
Chartered Accountants,
P.O. Box 321,
National Westminster House,
Le Truchot,
St Peter Port,
Guernsey, GY1 4ND
Channel Islands.

Date: 28th September, 1998

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 35


AUDITORS' REPORT TO THE SHAREHOLDERS OF U.S. GLOBAL STRATEGIES FUND LIMITED


We have audited the financial statements on pages 20 to 30 of U.S. Global Strategies Fund Limited.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 3 the Company's Directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board in the United Kingdom. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the Directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatements, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30th June, 1998 and of its net revenue for the year then ended and have been properly prepared in accordance with The Protection of Investors (Bailiwick of Guernsey) Law, 1987 and The Companies (Guernsey) Law, 1994.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers,
Chartered Accountants,
P.O. Box 321,
National Westminister House,
Le Truchot,
St Peter Port,
Guernsey, GY1 4ND
Channel Islands

Date: 28th September, 1998

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 36



CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JUNE 30,
                                                    ----------------------------
                                                        1999             1998
                                                    -----------      -----------
CURRENT ASSETS
    Cash and cash equivalents ................      $ 1,025,247      $ 1,391,867
    Trading securities, at fair value ........          884,837          901,647
    Receivables:
       Mutual funds ..........................          794,562          788,019
       Custodial fees ........................          203,823          189,715
       Employees .............................           50,464           83,725
       Receivable from brokers ...............           19,628           16,690
       Residual equity interest ..............             --            675,613
       Other .................................           96,667          106,696
    Prepaid expenses .........................          384,506          466,733
    Deferred tax asset .......................          141,551          135,294
                                                    -----------      -----------

         TOTAL CURRENT ASSETS ................        3,601,285        4,755,999
                                                    -----------      -----------

NET PROPERTY AND EQUIPMENT ...................        2,426,592        2,596,091
                                                    -----------      -----------

OTHER ASSETS
    Restricted investments ...................          255,000          271,166
    Long-term receivables ....................             --            218,212
    Long-term deferred tax asset .............          878,091        1,068,092
    Investment securities
      available-for-sale,
      at fair value ..........................          370,840          472,240
    Equity investment in affiliate ...........          749,739          866,288
    Other ....................................           46,591           60,869
                                                    -----------      -----------

           TOTAL OTHER ASSETS ................        2,300,261        2,956,867
                                                    -----------      -----------

                                                    $ 8,328,138      $10,308,957
                                                    ===========      ===========


         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 37


Consolidated Balance Sheets (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             JUNE 30,
                                                  ----------------------------
                                                       1999           1998
                                                  ------------   -------------
CURRENT LIABILITIES
    Accounts payable .........................     $   346,504      $  275 963
    Accrued compensation and
      related costs ..........................          274,667         226,324
    Current portion of notes payable .........          68,988          63,525
    Current portion of annuity
      and contractual obligation .............          18,000          18,000
    Accrued legal fees .......................          27,840          33,855
    Other accrued expenses ...................         424,177         418,793
                                                  ------------   -------------

    TOTAL CURRENT LIABILITIES ................       1,160,176       1,036,460
                                                   -----------    ------------

NON-CURRENT LIABILITIES
    Notes payable - net of
      current portion ........................       1,126,066       1,193,599
    Annuity and contractual
      obligations ............................         129,658          137,039
                                                  ------------       ----------

    TOTAL NON-CURRENT LIABILITIES ............       1,255,724       1,330,638
                                                   -----------    ------------

    TOTAL LIABILITIES ........................       2,415,900       2,367,098
                                                  ------------    ------------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
    Common stock (class A) --
      $0.05 par value; non-voting;
      authorized, 7,000,000  shares;
      6,299,474 and 6,299,444 issued
      and outstanding in 1999 and 1998,
      respectively. ..........................         314,974         314,972
    Common stock (class C) (formerly
      class A)-- $.05 par value;
      authorized 1,750,000 shares;
      496,800 and 496,830 issued and
      outstanding in 1999 and 1998,
      respectively ...........................          24,840          24,842
    Additional paid-in-capital ...............      10,586,628      10,591,708
    Treasury stock, class A shares at cost;
      288,029 and 183,236 shares held in 1999
      and 1998, respectively .................       (648,830)       (476,289)
    Accumulated other comprehensive loss .....         (74,938)        (75,744)
    Retained deficit .........................      (4,290,436)     (2,437,630)
                                                 -------------    ------------

    TOTAL SHAREHOLDERS' EQUITY ...............       5,912,238       7,941,859
                                                 -------------   -------------
                                                  $  8,328,138     $10,308,957
                                                  ============     ===========


         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 38


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                YEAR ENDED JUNE 30,
                                   --------------------------------------------
                                       1999            1998           1997
                                   ------------    ------------    ------------
REVENUE
    Investment advisory
      fee ......................   $  4,513,844    $  5,778,042    $  6,686,769
    Transfer agent fee .........      3,201,675       3,325,513       3,336,376
    Accounting fee .............           --           399,996         730,625
    Exchange fee ...............        127,305         178,115         248,112
    Custodial fees .............        464,666         440,884         530,030
    Investment income (loss) ...        352,205        (419,096)      1,033,982
    Mailroom operations ........        293,043         306,304         282,267
    Government security
      income ...................           --              --         1,067,050
    Gains on changes of
      interest in affiliate                --              --            10,490
    Other ......................         65,334          29,844          83,430
                                   ------------    ------------    ------------
                                      9,018,072      10,039,602      14,009,131
                                   ------------    ------------    ------------

EXPENSES
    General and
      administrative ...........      9,324,979       9,298,734      11,636,195
    Depreciation and
      amortization .............        492,581         457,386         481,510
    Interest expense-note
      payable and other ........        126,948         122,530         131,633
    Interest expense-
      securities sold under
      agreement to
      repurchase ...............           --              --         1,007,099
    Interest expense-
      subordinated
      debenture to a
      related party ............           --              --            73,002
                                   ------------    ------------    ------------

                                      9,944,508       9,878,650      13,329,439
                                   ------------    ------------    ------------

(LOSS) INCOME BEFORE
  MINORITY INTEREST,
  EQUITY INTEREST AND
  INCOME TAXES .................       (926,436)        160,952         679,692
                                   ------------    ------------    ------------

Equity in Net Loss of Joint
  Venture ......................           --              --          (196,535)
Equity In Net (Loss) Income
  of Affiliate .................       (743,041)       (349,142)        132,968
                                   ------------    ------------    ------------

(LOSS) INCOME BEFORE INCOME
  TAXES ........................     (1,669,477)       (188,190)        616,125

PROVISION (BENEFIT) FOR FEDERAL
  INCOME TAXES
    Deferred ...................        183,329         (39,571)        331,976
                                   ------------    ------------    ------------
                                        183,329         (39,571)        331,976
                                   ------------    ------------    ------------
NET (LOSS) INCOME ..............     (1,852,806)       (148,619)        284,149

Other comprehensive income
   (loss), net of tax:
    Unrealized gains (losses)
       on available-for-sale
       securities ..............            806          81,441        (878,946)
                                   ------------    ------------    ------------

COMPREHENSIVE LOSS .............   $ (1,852,000)   $    (67,178)   $   (594,797)
                                   ============    ============    ============

BASIC AND DILUTED (LOSS) INCOME
  PER SHARE: ...................   $      (0.28)   $      (0.02)   $       0.04
                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES:
    Basic ......................      6,562,140       6,617,153       6,606,211
    Diluted ....................      6,563,844       6,669,363       6,664,324

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                         Page 39



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                         COMMON      COMMON     ADDITIONAL                                 COMPREHENSIVE
                                          STOCK       STOCK       PAID-IN      EARNINGS       TREASURY        INCOME
                                        (CLASS A)   (CLASS C)     CAPITAL      (DEFICIT)        STOCK         (LOSS)        TOTAL
                                         --------    -------    -----------    -----------     ---------     --------     ----------
Balance at June 30, 1996
[6,219,422 shares of
Preferred stock; 564,352
shares of Common stock
(Class A)] .............................$310,971    $28,218    $10,586,666    ($2,573,160)   ($530,384)    $ 721,761     $8,544,072

Purchase of 141,250 shares
of Common Stock Class A) ................      --            --           --         --      (337,282)           --        (337,282)

Reissuance of 154,148
shares of Common Stock
(Class A) ...............................      --            --         (6,732)      --       352,896            --          346,164

Exercise of 5,500 Stock
Options .................................      275           --          7,975       --          --              --           8,250

Conversion of 2,152
shares of Common stock
(Class C) to Common
Stock (Class A) .........................      108           (108)        --         --          --              --               0

Unrealized gain (loss)
on securities
available-for-sale
(net of tax) ........................        --         --             --             --            --       (749,692)     (749,692)

Equity in unrealized gain
(loss) on available-for
- -sale securities of affiliated
company (net of tax) ................        --         --             --             --            --       (129,254)     (129,254)

Net Earnings ........................        --         --             --          284,149          --           --          284,149
                                         --------    -------    -----------    -----------     ---------     --------     ----------

Balance at June 30, 1997
[6,277,074 shares of
Class A (formerly preferred
stock); 562,200
shares of Class C (formerly
Class A)] ...........................    $311,354    $28,110    $10,587,909    ($2,289,011)    ($514,770)    ($157,185)   $7,966,407


Purchase of 29,525 shares
of Common Stock (Class A) ...........        --         --             --             --         (67,856)        --         (67,856)

Reissuance of 32,972 shares
of Common Stock (Class A) ...........        --         --           (8,271)          --         106,337         --           98,066

Exercise of 7,000 Stock Options .....         350       --           12,070           --            --           --           12,420

Conversion of 63,370 shares
of Common stock (Class C)
to Common Stock (Class A) ...........       3,269     (3,269)          --             --            --           --                0

Unrealized gain (loss) on
securities available-for
- -sale (net of tax) ..................        --         --             --             --            --        152,544       152,544

Equity in Unrealized gain
(loss) on available-for-sale
securities of affiliated
company (net of tax) ................        --         --             --             --            --        (71,103)      (71,103)

Net Earnings ........................        --         --             --         (148,619)         --           --        (148,619)
                                         --------    -------    -----------    -----------     ---------     --------     ----------

Balance at June 30, 1998
[6,299,444 shares of
Class A (formerly preferred
stock); 496,830 shares of
Class C (formerly Class A)] .........    $314,972    $24,842    $10,591,708    ($2,437,630)    ($476,289)    ($75,744)    $7,941,859

Purchase of 133,685 shares
of Common Stock (Class A) ...........        --         --             --             --        (230,113)        --        (230,113)

Reissuance of 28,892 shares
of Common Stock (Class A) ...........        --         --           (5,080)          --          57,572         --           52,492

Conversion of 30 shares of
Common stock (Class C) to
Common Stock (Class A) ..............           2         (2)          --             --            --           --                0

Unrealized gain (loss) on
securities available-for-sale
(net of tax) ........................        --         --             --             --            --            806            806

Net Earnings ........................        --         --             --       (1,852,806)         --                   (1,852,806)
                                         --------    -------    -----------    -----------     ---------     --------     ----------

Balance at June 30, 1999
[6,299,474 shares of
Class A (formerly preferred
stock); 496,800 shares of
Class C (formerly Class A)] .........    $314,974    $24,840    $10,586,628    ($4,290,436)    ($648,830)    ($74,938)    $5,912,238
                                         ========    =======    ===========    ===========     =========     ========     ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 40


CONSOLIDATED STATEMENTS OF CASH FLOW

                                                YEAR ENDED JUNE 30,
                                     ------------------------------------------
                                        1999            1998            1997
                                     -----------    -----------    ------------
CASH FLOW FROM OPERATING
  ACTIVITIES:
     Net (loss) income ............  $(1,852,806)   $  (148,619)   $    284,149
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities:
         Depreciation and
           amortization ...........      492,581        457,386         481,510
         Government security
           accretion ..............         --             --          (306,926)
         Net (gain) loss on sales
           of securities ..........     (238,394)       348,579        (934,123)
         Gain on disposal of
           equipment ..............          (75)        (1,266)            (64)
         (Gain) loss on changes
            of interest in
            affiliate .............      (97,744)        17,146         (10,490)
         Provision for deferred
            taxes .................      183,329        (39,571)        331,976
     Changes in assets and
       liabilities, impacting
       cash from operations:
         Restricted investments ...       16,166        371,362            (148)
         Accounts receivable ......      913,527        172,223         364,558
         Prepaid expenses and
           other ..................      938,405        579,710        (134,789)
         Trading securities .......      377,260        (41,271)      2,034,637
         Accounts payable .........       70,541        (91,200)         91,047
         Accrued expenses .........       47,712       (269,364)        (96,276)
                                     -----------    -----------    ------------
         Total adjustments ........    2,703,308      1,503,734       1,820,912
                                     -----------    -----------    ------------
NET CASH PROVIDED BY OPERATIONS ...      850,502      1,355,115       2,105,061
                                     -----------    -----------    ------------

CASH FLOW FROM INVESTING
  ACTIVITIES:
     Purchase of furniture and
       equipment ..................     (323,069)      (469,633)       (392,436)
     Proceeds on sale of
       equipment ..................           75          1,240             800
     Purchase of available-for-
       sale securities ............      (97,056)      (383,630)       (399,472)
     Investment in equity
       affiliate ..................     (550,000)          --              --
     Proceeds on sale of
       available-for-sale
       securities .................         --          212,830            --
     Proceeds on sale of
       government securities
       held-to-maturity ...........         --             --        26,725,000
                                     -----------    -----------    ------------
NET CASH (USED IN) PROVIDED
  BY INVESTING ACTIVITIES .........     (970,050)      (693,193)     25,933,892
                                     -----------    -----------    ------------

CASH FLOW FROM FINANCING
  ACTIVITIES:
     Payments on annuity ..........       (7,381)        (6,883)         (6,420)
     Payments on note payable
       to bank ....................      (62,070)       (50,762)        (41,547)
     Proceeds from capital lease ..         --             --            25,330
     Principal payments on
       capital lease obligation ...         --           (8,661)        (40,070)
     Net proceeds from securities
       sold under agreement
       to repurchase ..............         --             --           420,844
     Payments on subordinated
       debenture to related party .         --             --        (1,533,131)
     Net payments on securities
       sold under agreement
       to repurchase ..............         --             --       (26,825,219)
     Proceeds from issuance or
       exercise of preferred stock,
       warrants, and options ......         --           12,420           8,250
     Treasury Stock reissued ......       52,492         75,565         346,163
     Purchase of Treasury Stock ...     (230,113)       (67,856)       (337,282)
                                     -----------    -----------    ------------
NET CASH USED IN FINANCING
  ACTIVITIES ......................     (247,072)       (46,176)    (27,983,082)
                                     -----------    -----------    ------------

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 41


Consolidated Statements of Cash Flow (Continued)

                                                                                              YEAR ENDED JUNE 30,
                                                                          1999             1998           1997
                                                                    ---------------- -------------------------------
NET (DECREASE) INCREASE
  IN CASH AND CASH
  EQUIVALENTS                                                              (366,620)      669,746         55,871

BEGINNING CASH AND CASH
  EQUIVALENTS                                                             1,391,867       722,121        666,250
                                                                        -----------  ------------  -------------

ENDING CASH AND CASH
  EQUIVALENTS                                                           $1,025,247    $1,391,867   $    722,121
                                                                         ==========    ==========   ============

SCHEDULE OF NON-CASH
  INVESTING AND
  FINANCING ACTIVITIES:
     Purchase of equipment
       under capital lease                                               $  --            $  --        $ 25,330

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
     Cash paid for interest                                             $   126,948     $ 122,530     $1,283,891

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. U.S. Global Investors, Inc. (Company or U.S. Global) serves as investment adviser, investment manager and transfer agent to U.S. Global
Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF), both Massachusetts business trusts which are no load, open end investment companies offering shares in numerous mutual funds to the investing public. The Company has served as investment adviser and manager since the inception of USGIF and USGAF and assumed the transfer agency function of USGIF in November 1984, and of USGAF in October 1994, the commencement of operations. For these services, the Company receives fees from USGIF and USGAF.

The Company has formed a limited liability company which was incorporated in Guernsey on August 20, 1993. This company, U.S. Global Investors (Guernsey) Limited (USGG), manages the portfolio of an offshore fund, U.S. Global Strategies Fund Limited (Guernsey Fund) (See Note 18).

U.S. Global has also formed a company, U.S. Global Brokerage, Inc. (USGB), formerly United Services Brokerage, Inc., originally incorporated in Texas on April 24, 1994. USGB was registered as a broker/dealer with the National Association of Securities Dealers, Inc. and the appropriate state regulatory agencies so that it may provide distribution services for USGIF and USGAF mutual fund shares. The Company has also formed U.S. Global Administrators, Inc.
(USGA), incorporated in Texas on October 23, 1998, to provide qualified plan administration services for existing clients. Through its wholly owned subsidiary, Security Trust & Financial Company (STFC), it also serves as custodian for retirement accounts invested in USGIF, USGAF, and other mutual funds.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), STFC, A&B Mailers, Inc. (A&B), USGG, USGB, and USGA. Although the Company held a 64 percent and 23 percent interest in the Guernsey Fund at June 30, 1999, and 1998, respectively, due to the Guernsey Fund being liquidated during fiscal year 2000, the Company believes its' investment to be temporary. As such it has continued to account for its investment using the equity method of accounting, The fair value of the Company's investment at June 30, 1999, and 1998, was $749,739 and $866,288, respectively.

The Guernsey Fund issued 18,188 net additional shares for cash amounting to $5,616,825 to investors other than the Company during fiscal 1997. The Company accounts for changes in interest of its investment in the Guernsey Fund by charging or crediting income for the effects of such transactions when consummated. The Company recorded $10,490 in gains on such transactions during fiscal 1997, which is included as a separate line in the accompanying income statement. Deferred income taxes have been provided on these gains.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

CASH AND CASH EQUIVALENTS. Cash consists of cash on hand and cash equivalents with original maturities of three months or less. Cash and cash equivalents at June 30, 1999, and at June 30, 1998 include $892,778 and $1,280,321, respectively, in USGIF money market mutual funds (see Note 18). This investment is valued at amortized cost which approximates market. Restricted cash of $255,000 and $270,000, at June 30, 1999, and 1998, respectively, is included in restricted investments (see Notes 9).

FIXED ASSETS. Fixed assets are recorded at cost. Depreciation for owned fixed assets and capital leases is recorded using the straight-line method over the estimated useful life of each asset as follows: building improvements, furniture and equipment are depreciated over 3 years; capitalized leased phone equipment is depreciated over 5 years; and the building is depreciated over 31.5 years.

REVENUE RECOGNITION. Investment advisory fees, transfer agency fees, accounting fees, custodian fees and all other fees earned by the Company are recorded as income during the period in which services are performed.

INCOME TAXES. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The liability method requires that deferred tax asset be reduced by a valuation allowance in cases where it is more likely than not that the deferred tax assets will not be realized.

EARNINGS PER SHARE. Basic and diluted earnings per share are based on the weighted average number of shares of class A, class B, and class C common stock outstanding during the year. All classes of common are considered equivalent

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 43


in the calculation of earnings per share since each share has essentially equivalent interests in the income of the Company. Warrants and options are included to the extent they are dilutive.

SECURITY INVESTMENTS. The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) (see Note 2).

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

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these securities are excluded from earnings and reported, net of tax, as a separate component of shareholders' equity and are recorded in earnings on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis and are recorded in earnings on trade date. For those securities with declines in fair value which are considered other than temporary, the cost basis of the security is written down as a new cost basis, and the amount of the write down is included in earnings.

ADVERTISING. The Company expenses advertising and sales promotion costs as they are incurred. Total advertising and sales promotion expenditures were approximately $741,000, $820,000, and $1,523,000 in 1999, 1998, and 1997,
respectively.

FOREIGN CURRENCY TRANSACTIONS. Transactions between the Company and foreign entities are converted to U.S. dollars using the exchange rate on the date of the transactions. Security investments valued in foreign currencies are translated to U.S. dollars using the applicable exchange rate as of the reporting date. Foreign currency gain (loss) is included as a component of investment income.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles require the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

ACCOUNTING PRONOUNCEMENTS. In July 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components; however, the statement had no impact on the Company's net income or shareholders' equity. This statement requires unrealized gains and losses on the Company's available-for-sale securities, which previously were recorded as a separate component of shareholders' equity, be included in other accumulated comprehensive income or loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information in the annual financial statements about a public entity's operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures regarding products and services, geographic areas, and major customers. The Company adopted SFAS 131 during fiscal year 1999 and has included the necessary disclosures. These disclosure requirements did not impact the Company's financial position or operating results.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. As the Company does not offer pension or other postretirement benefits, this Statement did not impact the Company.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 44


NOTE 2. INVESTMENTS

The cost and market value of investments classified as trading are as follows:

                          DATE          COST      MARKET VALUE
                     -------------   ----------   ------------
                     June 30, 1999   $1,197,233     $884,837
                     June 30, 1998   $1,173,011     $901,647
                     June 30, 1997   $  772,630     $721,954

The net change in the unrealized holding losses on trading securities held at June 30, 1999, that has been included in earnings for the period was $41,251, $220,468, and $15,778, for the period ended June 30, 1999, 1998, and 1997, respectively.

The cost of investments in securities, which are classified as available-for-sale, which may not be readily marketable at June 30, 1999, was $484,382. These investments are reflected as non-current assets on the June 30, 1999 consolidated balance sheet at their fair value at June 30, 1999 of $370,840 with $74,938, net of tax, in unrealized losses being recorded as a component of shareholders' equity. These investments are in private placements which are restricted for sale as of June 30, 1999. It is anticipated the securities obtained in these private placements will become free trading within one year. During fiscal year 1999, the Company recorded realized gains of $238,394 and recorded unrealized gains of $344,394 on securities which were transferred from the available-for-sale category to the trading category upon becoming free trading.

The cost of investments in securities, which were classified as available-for-sale, which were not readily marketable at June 30, 1998, was $509,382. These investments were reflected as non-current assets on the June 30, 1998 consolidated balance sheet. These investments were in private placements which were restricted for sale as of June 30, 1998. The fair value of the investments classified as non-current available-for-sale securities at June 30, 1998, was $472,240 with $24,514, net of tax, in unrealized losses recorded as a component of shareholders' equity. During fiscal year 1998, the Company recorded in income realized losses of $349,579 and recorded unrealized gains of approximately $103,205 on securities which were transferred from the available-for-sale category to the trading category upon becoming free trading. The Company reduced the carrying value of investments held as available-for-sale by approximately $350,000 for certain investments with declines in fair value which were considered other than temporary.

During fiscal year 1997, the Company recorded in income realized gains of $218,860 and unrealized gains of approximately $100,000 on securities which were transferred from the available-for-sale category to the trading category upon becoming free trading.

NOTE 3. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to USGIF, USGAF and the Guernsey Fund and receives a fee based on a specified percentage of net assets under management. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts. The Company also provides in-house legal services to USGIF and USGAF. During the second quarter of fiscal year 1998, the Company outsourced the bookkeeping and accounting functions performed by USSI. The Company also receives exchange, maintenance, closing and small account fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

The Company receives additional revenue from several sources including: STFC custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities including lockbox functions as well as mailroom operations (A&B).

The Company has voluntarily waived or lowered its advisory fees and is bearing expenses on several funds within USGIF and USGAF through June 30, 2000, or such later date as the Company determines. The aggregate amount of fees voluntarily reimbursed totaled $3,052,054, $3,484,595, and $3,250,786, in 1999, 1998, and
1997, respectively.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 45


The following funds accounted for more than 10 percent of revenue [excluding government security income (Note 6)] in the years indicated:

                                                  YEAR ENDED JUNE 30,
                                                  ------------------
                                                  1999   1998   1997
                                                  ----   ----   ----
              Gold Shares Fund                     12%    15%    17%
              World Gold Fund                      18%    22%    24%
              U.S. Treasury Securities Cash Fund   13%    13%     9%
              Bonnel Growth Fund                   13%    13%     9%

The investment advisory contract and related contracts between the Company and USGIF expire in February 2000, and the contracts between the Company and USGAF expire in March 2000. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

                                                         JUNE 30,
                                                --------------------------
                                                   1999           1998
                                                -----------    -----------
    Building improvements                       $   186,549    $   184,549
    Capitalized leased equipment                    519,768        519,768
    Furniture and equipment                       5,350,812      5,034,174
    Building and land                             2,203,757      2,203,757
                                                -----------    -----------
                                                  8,260,886      7,942,248
    Accumulated depreciation and amortization    (5,834,294)    (5,346,157)
                                                -----------    -----------
    Net property and equipment                  $ 2,426,592    $ 2,596,091
                                                ===========    ===========

At June 30, 1999 and 1998, capitalized leased equipment was fully amortized. Amortization expense for capitalized leased equipment was $8,808, for the fiscal year ended June 30, 1997. There are no minimum lease payments required by obligations under capital leases for fiscal year 2000. The building and land is pledged as collateral for the financing used to acquire the building.

NOTE 5. RESIDUAL EQUITY INTEREST

In June 1992 the Company made its final payment to the Settlement Pool established under the June 1988 Settlement Agreement relating to the original Prospector Fund (now operating as the Global Resources Fund); and the Settlement Pool made the final payout to "Eligible Shareholders" thereof in June 1992.
Under the 1988 Settlement Agreement, any amounts payable to "Eligible Shareholders" who could not be located, together with interest thereon, would be held for six years after the final payout against the claims of those shareholders. At the end of six years, such amounts would be made available to all persons claiming subrogation. The Company had first right of subrogation to the amounts. Accordingly, the Company increased the residual equity interest to $675,613, and recorded it as a current receivable at June 30, 1998, thus positively affecting earnings by reducing general and administrative expenses by approximately $457,000 for fiscal year 1998. The amount of cash subsequently received in July 1998 equaled the current receivable recorded at June 30, 1998.

NOTE 6. GOVERNMENT SECURITIES

The U.S. Government Securities Savings Fund ("USG"), a USGIF fund, from its inception had invested in, among other types of Government securities, certain Government agency notes whose interest rates reset monthly based on a cost-of-funds index ("Notes"). This reset feature lags changes in short-term interest rates. During fiscal year 1995, the market value of the Notes was adversely affected. To reduce USG's exposure to said Notes and in order to maintain a $1.00 per share net asset value, U.S. Global arranged, in the first quarter of fiscal year 1995, for USG to sell $40 million par amount of Notes at USG's amortized cost of approximately $39,777,000 plus accrued interest to
Marleau, Lemire Inc.("ML"). Thereafter in fiscal year 1995, U.S. Global purchased directly from the fund $90,525,000 par amount of Notes at USG's amortized cost of approximately $90,337,000 plus accrued interest. Additionally, in connection with such decision, U.S. Global purchased the Notes from ML for approximately $39,777,000 plus accrued interest during the first quarter of fiscal year 1995. U.S. Global financed the original acquisition of the Notes, including purchased accrued interest, as follows: 1) approximately $120.9 million was provided by third party broker/dealers under reverse repurchase agreements; 2) U.S. Global issued a $6.0 million 8 percent subordinated debenture to ML; and 3) U.S. Global utilized approximately $3,563,000 of its own cash.

The Notes were classified as available-for-sale securities during fiscal year 1997 and recorded at fair value with any unrealized gain or loss excluded from earnings and reported, net of tax, as a separate component of shareholders' equity. In addition to periodic receipts of interest income, U.S. Global recognized $306,926 in non-cash income during the fiscal year 1997 related to the amortization of the difference between fair value at the time of purchase and the par amount of the securities.

The Company sold the Notes with a par value of $103,800,000 during the fiscal years 1996 and 1995 for a net realized gain of $1,130,414. The remaining Notes acquired by U.S. Global matured during fiscal year 1997 at their aggregate $26,725,000 par amount and the Company made the final payments on the reverse repurchase agreements and the subordinated debenture.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 46


NOTE 7. INVESTMENT IN JOINT VENTURE

During the fiscal year 1995, U.S. Global and ML, a Canadian brokerage firm, entered into a joint venture agreement whereby U.S. Global and ML agreed to undertake to offer mutual funds in Canada. The joint venture became operational during August 1996, and the Company, utilizing the equity method of accounting, recorded a net loss of $196,535 during fiscal year 1997. In June 1997, the Company sold its remaining interest in the joint venture for approximately $134,000 to the joint venture management group which resulted in a net charge to income of approximately $100,000.

NOTE 8. NOTE PAYABLE AND LINE OF CREDIT

The Company has a note payable to a bank which is secured by land, an office building and related improvements. As of June 30, 1999, the balance on the note was $1,169,367. The loan is currently amortizing over a twenty-year period with payments of both principal and interest due monthly based on a fixed rate of
7.75 percent. The current monthly payment is $11,750, and matures July 2001. Under this agreement, the Company must maintain certain financial covenants. Due primarily to noncash charges as a result of its equity investment in the Guernsey Fund, the Company is in violation of certain debt covenants; however, the Company obtained a waiver of the covenants from the bank through June 30, 1999. The Company anticipates the bank will revise the present terms of the note payable to restructure the debt covenants to maintain compliance in the future. If the debt covenants are not revised, the Company believes it has the ability to refinance the debt with another financial institution. Additionally, the Company believes it has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

Future principal payments to be made over the next five years based on the notes payable outstanding at June 30, 1999, are as follows:

                          FISCAL YEAR       AMOUNT
                          -----------    -----------
                                 2000     $   68,988
                                 2001      1,126,066
                           Thereafter              0
                                Total     $1,195,054

During the current fiscal year, the Company did not renew a $1 million line of credit (LOC) as the Company has had adequate working capital to meet operating needs.

NOTE 9. ANNUITY AND CONTRACTUAL OBLIGATIONS

On February 6, 1989, the Company entered into an agreement with Clark Aylsworth (Aylsworth) related to his retirement on December 31, 1988. This agreement provided for the payment to Aylsworth of a monthly annuity of $1,500 for the remainder of his life or his wife's life, if he predeceases her. The Company has recorded an obligation related to this agreement.

On December 30, 1990, the Company entered into a non-compete/non-interference agreement, an executory contract, pursuant to which it pays the Aylsworths $4,500 monthly, such amount to continue for the longer of Aylsworth's or his wife's life. The Company determined that the executory contract should be expensed as payments are made. The Company placed cash in escrow to cover the Company's obligation to the Aylsworths if the Company defaults. The escrowed amount decreases $15,000 annually and amounted to $255,000 at June 30, 1999.

NOTE 10. BENEFIT PLANS

The Company has a contributory profit-sharing plan in which all qualified employees who have completed one year of employment as of June 30 with the Company are included. The amount of the annual contribution, which may not exceed 15 percent of earnings before income taxes, is approved by the Company's board of directors. At June 30, 1999, and June 30, 1998, the Company has not accrued a contribution for the fiscal years 1999 and 1998. The Company has recorded expense related to the profit sharing plan of $90,512 for fiscal year 1997.

The Company also has a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code. The Company makes contributions on behalf of eligible employees to fund this plan. In connection with this 401(k) Plan, participants can voluntarily contribute up to 15 percent of their compensation to this plan, and the Company will match 50 percent of their contribution up to 4 percent. At June 30, 1999, and June 30, 1998, the Company has accrued

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 47


$44,723 and $38,123, respectively, for this matching contribution. The Company has recorded expense related to the 401(k) plan of $38,674; $45,143; $50,158; for fiscal year 1999, 1998, and 1997, respectively.

Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. At June 30, 1999, the Company has accrued an amount representing the Company's estimate of incurred but not reported claims.

NOTE 11. SHAREHOLDERS' EQUITY

During June of 1996 the Company reclassified its class A common stock as class C common stock and reclassified its preferred stock as class A common stock with no change in existing rights, privileges, or preferences of each respective class. Class B common stock remains unchanged. The descriptions in this note have been changed to reflect these reclassifications.

In a private placement on October 27, 1989, Frank E. Holmes and the F.E. Holmes Organization, Inc. acquired control of the Company by purchasing for $2,200,000, 550,000 shares of the Company's class C common stock and warrants to acquire an additional 550,000 shares of class C common stock at $4.00 per share. These warrants include a provision for adjustment to the number of warrants and exercise price in the event additional securities are issued at an amount below the exercise price of such outstanding warrants. At June 30, 1994, there were outstanding class C common stock warrants to purchase 586,122 shares at $3.75 per share expiring October 1994. Effective August 11, 1994, such warrants were canceled and new agreements were approved providing for warrants to acquire 586,122 shares of common stock at the August 11, 1994, market price of $4.00 per share expiring October 1999. These warrants were outstanding as of June 30, 1999.

In December 1991, the Company issued to Mr. Holmes options to purchase 400,000 shares of class C common stock at $2.625 per share which equaled or exceeded the fair value of the stock on the date of grant. These options vested six-months after the issuance date and expire on December 6, 2001. During fiscal year 1992, the board of directors approved the issuance of 100,000 shares of class A common stock to F.E. Holmes Organization, Inc. in exchange for 100,000 shares of its class C common stock. At June 30, 1999, Mr. Holmes owned approximately 79 percent of the outstanding shares of the Company's class C common stock, which is the only class of the Company's stock having voting rights.

During the fiscal year 1999, the Board of Directors of the Company approved the issuance of one million shares of class C common stock to Frank Holmes in exchange for services and cancellation of the option to purchase 400,000 shares of Class C common stock and the cancellation of warrants to purchase 586,122 shares of class C common stock held by Mr. Holmes and F.E. Holmes Organization, Inc. These shares vest over a ten-year period beginning July 1, 1998 and will vest fully on June 30, 2008, or in the event of Mr. Holmes death, and will be valued at $.50 per share. The agreement was executed on August 10, 1999.

In March 1985, the board of directors adopted an Incentive Stock Option Plan (1985 Plan), amended in November 1989 and December 1991, which provides for the granting of options to purchase 200,000 shares of the Company's class A common stock, at or above fair market value, to certain executives and key salaried employees of the Company and its subsidiaries. Options under the 1985 Plan may be granted for a term of up to five years in the case of employees who own in excess of 10 percent of the total combined voting power of all classes of the Company's stock and up to ten years for other employees. Options issued under the 1985 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth and fifth anniversaries of the grant date. Since adoption of the 1985 plan, options have been granted at prices ranging from $1.50 to $4.50 per share, which equaled or exceeded the fair market value at date of grant. As of June 30, 1999, options covering 88,000 shares have been exercised and options covering 50,500 shares have expired. The 1985 plan expired December 31, 1994; as a consequence, there will be no further option grants under the 1985 plan.

In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan), amended in December 1991, which provides for the granting of options to purchase 800,000 shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. Since adoption of the 1989 Plan, options have been granted at prices ranging from $1.50 to $5.69 per share, which equaled or exceeded the fair market value at date of grant. During fiscal year 1997, options covering 30,000 shares were granted at an exercise price

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 48


of $2.00 per share. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth and fifth anniversaries of the grant date. As of June 30, 1999, options covering 393,000 shares have been exercised under this plan and options covering 120,900 shares have expired.

In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan) which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 200,000 shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. During the fiscal year 1997, options covering 148,500 shares were granted at exercise prices ranging from $1.82 to $2.00 per share. During the fiscal year 1999, options covering 20,000 shares were granted at an exercise price of $1.56 per share. As of June 30, 1999, options covering 6,000 shares have been exercised under this plan and options covering 14,500 shares have expired.

On a per share basis, the holders of the class C common stock and the non-voting class A common stock participate equally in dividends as declared by the Company's board of directors, with the exception that any dividends declared must first be paid to the holders of the class A stock to the extent of 5 percent of the Company's after-tax prior year net earnings.

The holders of the class A stock have a liquidation preference equal to the par value of $.05 per share. Certain class C common stock is exchangeable on a one-for-one basis for class A stock.

Stock option transactions under the various stock option plans are summarized below:

                                                      WEIGHTED AVERAGE
                                          SHARES       EXERCISE PRICE
                                        ---------          ------
          Granted                         178,500          $ 1.90
          Canceled                         33,500          $ 2.67
          Exercised                         5,500          $ 1.50
                                        ---------          ------
          Outstanding June 30, 1997     1,058,800          $ 2.53

          Granted                             --              --
          Canceled                         80,200          $ 3.96
          Exercised                         7,000          $ 1.94
                                        ---------          ------
          Outstanding June 30, 1998       971,600          $ 2.41

          Granted                          20,000          $ 1.56
          Canceled                         38,800          $ 2.48
          Exercised                          --              --
                                        ---------          ------
          Outstanding June 30, 1999       952,800          $ 2.40
                                        =========          ======

As of June 30, 1999, 1998, and 1997, exercisable stock options totaled 948,020, 958,580, and 1,027,140, shares and had weighted average exercise prices of $2.39, $2.41, and $2.51, per share, respectively.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, the Company has not recognized compensation expense for its stock options granted subsequent to December 15, 1994, the effective date of the Statement. Had compensation expense for the Company's stock options granted in fiscal year 1999 and 1997 been determined based on the fair value at the grant dates consistent with the methodology of SFAS 123, such compensation expense, net of tax benefit, would have been $13,121, $2,567, and $134,532 in fiscal years 1999, 1998, and
1997, respectively, and the pro forma net income and income per share would have been as follows:

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 49


                                          FISCAL YEAR ENDED JUNE 30,
                                  ---------------------------------------------
                                       1999            1998              1997
                                  ------------      ----------        ---------
Pro forma net income (loss)       ($ 1,865,927)     ($ 151,186)       $ 149,615
Pro forma income per share:
Basic and diluted                 ($      0.28)     ($    0.02)       $    0.02

The weighted average fair value of options granted during the fiscal years ended June 30, 1999, and 1997 was $0.85 and $1.10, respectively. Because SFAS 123 is applicable only to options granted in fiscal years beginning subsequent to December 15, 1994, its pro forma effect will not be fully reflected until fiscal 2001 due to vesting requirements.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                            FISCAL YEAR ENDED JUNE 30,
                                 ----------------------------------------------
                                    1999              1998             1997
                                 ------------     ------------     ------------
Expected volatility              0.42-- 0.55      0.50-- 0.55      0.50-- 0.55
Expected dividend yield                   --               --               --
Expected life (term)             8 Years          8 Years          8 Years
Risk-free interest rate          4.41%--5.47%     5.07%--5.47%     5.07%--5.47%

Class A and class C common stock options outstanding and exercisable at June 30, 1999, were as follows:


                                       OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                         WEIGHTEDWEIGHTED  WEIGHTED
                                          AVERAGEAVERAGE                 AVERAGE
                DATE OF      OPTION       NUMBERREMAINING   OPTION       NUMBER                   OPTION
                 GRANT        PRICE     OUTSTANDINGLIFE IN YEARSPRICEEXERCISABLEPRICE

1985 PLAN      11/07/89       $1.65         35,000           0.35         $1.65              35,000        $1.65
CLASS A        11/07/89       $1.50         22,500           0.35         $1.50              22,500        $1.50
               09/13/93       $4.25              0            n/a         $4.25                   0        $4.25
               10/05/94       $4.50              0            n/a         $4.50                   0        $4.50
               12/15/94       $2.63          6,500           5.46         $2.63               5,200        $2.63
                              -----          -----           ----         -----              ------        -----

                               $1.50-- $2.6364,000           0.87         $1.70              62,700        $1.68

1989 PLAN      11/07/89       $1.50              0            n/a         $1.50                   0        $1.50
CLASS A        11/13/89       $2.25         90,000           0.37         $2.25              90,000        $2.25
               12/06/91       $2.63        200,100           2.43         $2.63             200,100        $2.63
               08/24/92       $3.00              0            n/a         $3.00                   0        $3.00
               02/14/94       $5.69              0            n/a         $5.69                   0        $5.69
               05/16/94       $4.75          2,000           4.87         $4.75               2,000        $4.75
               12/15/94       $2.63              0            n/a         $2.63                   0        $2.63
               02/24/95       $3.38              0            n/a         $3.38                   0        $3.38
               09/05/95       $2.63          7,500           6.18         $2.63               4,500        $2.63
               11/07/95       $2.19          1,200           6.35         $2.19                 720        $2.19
               05/24/96       $3.06         10,000           6.90         $3.06              10,000        $3.06
               06/04/97       $2.00         30,000           7.93         $2.00              30,000        $2.00
                              -----         ------           ----         -----              ------        -----

                               $1.50-- $4.75340,800          2.61         $2.49             337,320        $2.49



U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 50


                                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                         WEIGHTEDWEIGHTED  WEIGHTED
                                          AVERAGEAVERAGE                 AVERAGE
                DATE OF      OPTION       NUMBERREMAINING   OPTION       NUMBER                   OPTION
                 GRANT        PRICE     OUTSTANDINGLIFE IN YEARSPRICEEXERCISABLEPRICE

1997 PLAN      06/04/97       $1.82         78,000           7.93         $1.82              78,000        $1.82
CLASS A        06/04/97       $2.00         50,000           7.93         $2.00              50,000        $2.00
               12/09/98       $1.56         20,000           9.44         $1.56              20,000        $1.56
                              -----         ------           ----         -----              ------        -----
                               $1.56-- $2.00148,000          8.93         $1.85             148,000        $1.85

CLASS C        12/06/91       $2.63        400,000           2.43         $2.63             400,000        $2.63
                              -----        -------           ----         -----             -------        -----

ALL PLANS      11/89
               thru
               12/98       $1.50-- $5.69   952,800           3.28         $2.41             948,020        $2.41
                           =============   =======           ====         =====             =======        =====



During the fiscal years ended June 30, 1999, and June 30, 1998, the Company purchased 133,685 and 29,525 shares of its class A common stock at an average price of $1.72 and $2.30 per share, respectively.

NOTE 12. INCOME TAXES

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

                                                    YEAR ENDED JUNE 30,
                                            -----------------------------------
                                               1999         1998         1997
                                            ---------    ---------    ---------
Tax expense (benefit) at statutory rate .   $(563,373)   $  63,984    $ 209,483
Exercise of non-qualified stock options
  treated as equity for financial
  statements ............................        --           --         (2,412)
Non-deductible membership dues ..........      12,238       11,880       13,713
Non-deductible meals & entertainment ....      35,194       31,401       25,419
Valuation allowance .....................     886,891      (31,986)      66,458
Other ...................................    (187,621)      13,118       19,315
                                            ---------    ---------    ---------
                                            $ 183,329    $ (39,571)   $ 331,976
                                            =========    =========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred total assets and liabilities are as follows:

                                                           YEAR ENDED JUNE 30,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
Book/tax differences in the balance sheet:
     Trading securities ............................    $  106,214    $   92,577
Accumulated depreciation ...........................       148,169        93,730
     Accrued expenses ..............................        35,335        42,717
     Available-for-sale securities .................        38,604        39,020
     Reduction in cost basis of AFS securities .....       177,466       177,466
     Annuity obligations ...........................        50,204        52,713
     Affiliated investment .........................       217,542        11,253
                                                        ----------    ----------
                                                           773,534       509,476
Tax carryovers:
     Net operating loss (NOL) carryover ............       886,891       465,143
     Charitable contributions carryover ............       130,879       113,539
     Investment tax credit .........................        34,472        34,472
     Alternative minimum tax credits ...............       115,228       115,228
                                                        ----------    ----------
                                                         1,167,470       728,382
Total gross deferred tax asset .....................     1,941,004     1,237,858
                                                        ----------    ----------

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 51


Available-for-sale securities ................         (38,604)         (12,629)
Net unrealized holding loss (affiliated) .....            --            (26,391)
                                                   -----------      -----------
Total gross deferred tax liability ...........         (38,604)         (39,020)
                                                   -----------      -----------
Deferred tax asset ...........................       1,902,400        1,198,848
Valuation allowance ..........................        (921,363)         (34,472)
                                                   -----------      -----------
Net deferred tax asset .......................     $   981,037      $ 1,174,366
                                                   ===========      ===========

For federal income tax purposes at June 30, 1999, the Company has NOLs of approximately $2.6 million which will begin expiring in fiscal 2010, charitable contribution carryovers of approximately $385,000 expiring 1999-2001, and minimum tax credits of $115,228 with indefinite expirations. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of $921,363 and $34,472 at June 30, 1999 and 1998, respectively, providing for the utilization of NOLs, charitable contributions and investment tax credits against future taxable income.

NOTE 13. LITIGATION ACCRUAL

As discussed in the Company's Form 10-K for fiscal year ended June 30, 1997, Gerald C. Letch sued the Company in June 1994 in state district court in San Antonio, Texas, for breach of contract based upon an alleged oral promise by a Company officer (later deceased) to pay a finder's fee for introducing certain parties to the Company. In November 1995, a judgment was entered in favor of Letch, with total damages aggregating $296,637.

On November 12, 1997, the Fourth Court of Appeals reversed the trial court's finding against the Company. Mr. Letch filed a motion for rehearing, which was subsequently denied by the appellate court. In March 1998, Mr. Letch filed a writ of appeal with the Texas Supreme Court, which was denied. Accordingly, the Company has retired the bond posted in connection with the appeals and received the proceeds from the restricted cash.

The Company accrued approximately $100,000 (management's best estimate of the fees and expenses necessary to fund an appeal) and $300,000 (the approximate amount of the judgment) which were both recorded in the Company's Consolidated Statement of Operations in fiscal year 1996. Since the decision in favor of the Company is final, the Company reversed the $300,000 accrued for the original judgment, and thus positively affected earnings by reducing general and administrative expenses for fiscal year 1998.

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

                                                    YEAR ENDED JUNE 30,
                                        ----------------------------------------
                                            1999           1998          1997
                                        -----------    -----------    ----------
Basic and diluted net income (loss) .   $(1,852,806)   $  (148,619)   $  284,149

Weighted average number of
  outstanding shares:
     Basic ..........................     6,562,140      6,617,153     6,606,211

Effect of dilutive securities:
     Employee stock options .........         1,704         52,210        58,113
                                        -----------    -----------    ----------
     Potential dilutive common
       shares .......................         1,704         52,210        58,113
                                        -----------    -----------    ----------

     Diluted ........................     6,563,844      6,669,363     6,664,324
                                        ===========    ===========    ==========

Earnings (loss) per share:
     Basic ..........................   $     (0.28)   $     (0.02)   $     0.04
                                        ===========    ===========    ==========
     Diluted ........................   $     (0.28)   $     (0.02)   $     0.04
                                        ===========    ===========    ==========

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 52


The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 1999, 1998, and 1997, options for 910,800, 650,400, and 726,100 shares, respectively, were excluded from diluted EPS. Additionally, for the years ended June 30, 1999, 1998, and 1997, there were 586,122 warrants outstanding which had no dilutive effect and were excluded from diluted EPS.

NOTE 15. COMPREHENSIVE INCOME. In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130) and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 during fiscal year 1999.

                                                           TAX
                                         BEFORE-TAX     (EXPENSE)     NET-OF-TAX
                                           AMOUNT       OR BENEFIT      AMOUNT
                                        -----------     ---------     ---------
JUNE 30, 1999:
   Unrealized gains (losses) on
     securities:
      Unrealized holding gains
        arising period .............    $  (333,172)    $ 113,278     $(219,894)
      Less: reclassification
        adjustment for gains
        (losses) in net income .....        334,394      (113,694)      220,700
                                        -----------     ---------     ---------
   Other comprehensive income
     (loss) ........................    $     1,222     $    (416)    $     806
                                        ===========     =========     =========

JUNE 30, 1998:
   Unrealized gains (losses) on
     securities:
      Unrealized holding gains
        arising period .............    $    20,191     $  (6,865)    $  13,326
      Less: reclassification
        adjustment for gains
        (losses) in net income .....        103,205       (35,090)       68,115
                                        -----------     ---------     ---------
   Other comprehensive income
     (loss) ........................    $   123,396     $ (41,955)    $  81,441
                                        ===========     =========     =========

JUNE 30, 1997:
   Unrealized gains (losses) on
     securities:
      Unrealized holding gains
        arising period .............    $(1,453,737)    $ 494,271     $(959,466)
      Less: reclassification
        adjustment for gains
        (losses) in net income .....        122,000       (41,480)       80,520
                                        -----------     ---------     ---------
   Other comprehensive income
      (loss) .......................    $(1,331,737)    $ 452,791     $(878,946)
                                        ===========     =========     =========

NOTE 16. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1999. SFAS 131 requires companies to present segment information using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company conducts operations in two principal geographic areas: the United States and Europe. Revenues by geographic area include fees charged to customers, and revenues from venture capital activities. Identifiable assets are those assets used exclusively in the operations, or investments held in each geographic area.


                                                            UNITED
                                                            STATES           EUROPE       CONSOLIDATED
                                                         ------------     -----------     ------------
YEAR ENDED JUNE 30, 1999:
   Net revenues .....................................    $  8,726,540     $   291,532     $  9,018,072

   Net income (loss) before income taxes ............    $ (1,728,111)    $    58,634     $ (1,669,477)

   Gross identifiable assets at June 30, 1999 .......    $  6,209,528     $ 1,281,942     $  7,491,470
      Deferred tax asset                                         --              --          1,019,642
      Intersegment eliminations                               (10,000)       (172,974)        (182,974)
                                                         ------------     -----------     ------------
   Net identifiable assets at June 30, 1999              $  6,199,528     $ 1,108,968     $  8,328,138
                                                         ============     ===========     ============


U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 53


YEAR ENDED JUNE 30, 1998:
   Net revenues .....................................    $ 10,435,605     $  (396,003)    $ 10,039,602

   Net income (loss) before income taxes ............    $    446,417     $  (634,607)    $   (188,190)

   Gross identifiable assets at June 30, 1998 .......    $  8,072,712     $ 1,270,631     $  9,343,343
      Deferred tax asset                                         --              --          1,203,386
      Intersegment eliminations .....................         (10,000)       (227,772)        (237,772)
                                                         ------------     -----------     ------------
   Net identifiable assets at June 30, 1998 .........    $  8,062,712     $ 1,042,859     $ 10,308,957
                                                         ============     ===========     ============

YEAR ENDED JUNE 30, 1997:
   Net revenues .....................................    $ 12,940,481     $ 1,068,650     $ 14,009,131

   Net income (loss) before income taxes ............    $   (155,453)    $   771,578     $    616,125

   Gross identifiable assets at June 30, 1997 .......    $  8,556,954     $ 1,689,780     $ 10,246,734
      Deferred tax asset                                         --              --          1,205,770
      Intersegment eliminations .....................         (10,000)       (729,729)        (739,729)
                                                         ------------     -----------     ------------
   Net identifiable  assets at June 30, 1997 ........    $  8,546,954       $ 960,051     $ 10,712,775
                                                         ============     ===========     ============

The Company operates principally in two business segments: providing mutual fund investment management services to its clients, and utilizing a diversified venture capital approach in trading for its own account in an effort to add growth and value to its cash position. The following details total revenues and income (loss) by business segment:

                                                          INVESTMENT
                                                          MANAGEMENT        VENTURE
                                                           SERVICES         CAPITAL       CONSOLIDATED
                                                         ------------     -----------     ------------
YEAR ENDED JUNE 30, 1999:
   Net revenues .....................................    $  8,820,929     $   197,143     $  9,018,072
                                                         ============     ===========     ============

   Income (loss) before income taxes
   and equity interest ..............................    $ (1,123,579)    $   197,143     $   (926,436)
      Equity in net loss of affiliate                            --          (743,041)        (743,041)
                                                         ------------     -----------     ------------
   Net income (loss) before income taxes ............    $ (1,123,579)    $  (545,898)    $ (1,669,477)
                                                         ============     ===========     ============

   Depreciation and amortization ....................    $    492,568     $        13     $    492,581
                                                         ============     ===========     ============
   Interest expense .................................    $    126,898     $        50     $    126,948
                                                         ============     ===========     ============
   Capital expenditures .............................    $    323,069     $      --       $    323,069
                                                         ============     ===========     ============

   Gross identifiable assets at June 30, 1999 .......    $  5,283,452     $ 1,950,106     $  7,233,558
      Deferred tax asset ............................                                        1,019,642
      Accumulated other comprehensive loss ..........                                           74,938
                                                                                          ------------
   Net identifiable assets at June 30, 1999 .........                                     $  8,328,138
                                                                                          ============
YEAR ENDED JUNE 30, 1998:
   Net revenues .....................................    $ 10,608,775     $  (569,173)    $ 10,039,602
                                                         ============     ===========     ============

   Income (loss) before income taxes and
   equity interest ..................................    $    730,125     $  (569,173)    $    160,952
      Equity in net loss of affiliate ...............            --          (349,142)        (349,142)
                                                         ------------     -----------     ------------
   Net income (loss) before income taxes ............    $    730,125     $  (918,315)    $   (188,190)
                                                         ============     ===========     ============

   Depreciation and amortization ....................    $    457,224     $       162     $    457,386
                                                         ============     ===========     ============
   Interest expense .................................    $    122,530     $      --       $    122,530
                                                         ============     ===========     ============
   Capital expenditures .............................    $    469,633     $      --       $    469,633
                                                         ============     ===========     ============
   Gross identifiable assets at June 30, 1998 .......    $  6,848,706     $ 2,181,121     $  9,029,827
      Deferred tax asset ............................                                        1,203,386
      Accumulated other comprehensive loss ..........                                           75,744
                                                                                          ------------
   Net identifiable assets at June 30, 1998 .........                                     $ 10,308,957
                                                                                          ============



U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 54

YEAR ENDED JUNE 30, 1997:
   Net revenues .....................................    $ 13,080,297     $   928,834     $ 14,009,131
                                                         ============     ===========     ============

   Income (loss) before income taxes and
   equity interest ..................................    $   (249,142)    $   928,834     $    679,692
      Equity in net loss of affiliate and joint
         venture ....................................            --           (63,567)         (63,567)
                                                         ------------     -----------     ------------
   Net income (loss) before income taxes ............    $   (238,652)    $   865,267     $    616,125
                                                         ============     ===========     ============
   Depreciation and amortization ....................    $    481,348     $       162     $    481,510
                                                         ============     ===========     ============
   Interest expense .................................    $  1,211,594     $       140     $  1,211,734
                                                         ============     ===========     ============
   Capital expenditures .............................    $    392,436     $      --       $    392,436
                                                         ============     ===========     ============

   Gross identifiable assets at June 30, 1997 .......    $  6,664,995     $ 2,684,825     $  9,349,820
      Deferred tax asset ............................                                        1,205,770
      Accumulated other comprehensive loss ..........                                          157,185
                                                                                          ------------
   Net identifiable assets at June 30, 1997 .........                                     $ 10,712,775
                                                                                          ============



NOTE 17. RELATED PARTY TRANSACTIONS

In addition to the Company's receivable from USGIF and USGAF relating to investment management, transfer agency and other fees (see Note 3), the Company had $892,778 and $1,280,321 invested in USGIF money market mutual funds at June 30, 1999, and 1998, respectively. Dividend income earned from these investments in USGIF totaled $94,267, $98,450, and $83,317 for the years ended June 30, 1999, 1998, and 1997, respectively. Receivables from mutual funds represent amounts due the Company, and its wholly owned subsidiaries, for investment advisory fees, transfer agent fees, accounting fees, and exchange fees, net of amounts payable to the mutual funds.

During fiscal year 1998, the Company purchased 4,378 shares for $200,000 of Xtra Music Limited, of which Jerold H. Rubinstein, a director of the Company, has controlling interest. Additionally, during fiscal year 1998, the Company paid Bobby D. Duncan, a former director of the Company, approximately $60,000 in consulting fees.

NOTE 18. SUBSEQUENT EVENTS

On August 11, 1999, the Directors of the Guernsey Fund agreed to close the fund and redeem all outstanding participating shares. In accordance with the fund's Articles of Association, the Company has suspended the determination of the net asset value of the fund and is proceeding to liquidate the positions in the fund to redeem shareholders.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 55


EXHIBIT 21 -- SUBSIDIARIES OF THE REGISTRANT, JURISDICTION OF INCORPORATION AND PERCENTAGE OF OWNERSHIP

1. United Shareholder Services, Inc.; incorporated in Texas and wholly owned by the Registrant

2. A & B Mailers, Inc.; incorporated in Texas and wholly owned by the Registrant

3. Securities Trust and Financial Company; incorporated in Texas and wholly owned by the Registrant

4. U.S. Advisors (Guernsey) Limited; incorporated in Guernsey, Channel Islands and wholly owned by the Registrant

5. U.S. Global Brokerage, Inc.; incorporated in Texas and wholly owned by the Registrant.

6. U.S. Global Administrators, Inc.; incorporated in Texas and wholly owned by the Registrant.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                          Page 56



EXHIBIT 23.1 -- CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements(Form S-8 No. 33-33012) pertaining to the 1989 Non-Qualified Stock Option Plan and the 1985 Incentive Stock Option Plan and (Form S-8 No. 333-25699) pertaining to the 1997 Non-Qualified Stock Option Plan of our report dated September 28, 1999, with respect to the consolidated financial statemments of U.S. Global Investors, Inc. and Subsidiaries incorporated by reference in the Annual Report (Form 10-K) for the year ended June 30, 1999.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

San Antonio, Texas
September 28, 1999

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                         Page 57


EXHIBIT 23.2 -- CONSENT OF INDEPENDENT ACCOUNTANTS

We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements  on Form  S-8  (No.  33-33012  and  No.  333-25699)  of  U.S.  Global
Investors, Inc. of our report dated September 29, 1997, relating to the financial statements which appear in the ANNUAL REPORT TO SHAREHOLDERS, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Houston, Texas

September 28, 1999

U.S. Global Investors, Inc.
Annual Report on Form 10-K 1999                                         Page 58


EXHIBIT 23.3 -- CONSENT OF INDEPENDENT ACCOUNTANTS

We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements on Form S-8 (No. 33-33012 and No. 333-25699) of U.S. Global Investors, Inc. of our report dated September 28, 1998, appearing in the ANNUAL REPORT TO SHAREHOLDERS which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
PO Box 321
National Westminister House
Le Truchot
St Peter Port
Guernsey
GY1 4ND


September 28, 1999