Form 10-Q
period 1999-09-30
U S GLOBAL INVESTORS INC
filed 1999-11-15
CIK 754811

------------------------------------------------------------------------------


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------


                                  FORM 10-Q

                        ------------------------------



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                        ------------------------------


                        Commission File Number 0-13928

                         U.S. GLOBAL INVESTORS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        ------------------------------



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

               YES [X]                                      NO [ ]

On October 28, 1999, there were 6,299,474 shares of Registrant's class A common stock outstanding and 1,496,800 shares of Registrant's class C common stock issued and outstanding.


------------------------------------------------------------------------------

                         U.S. GLOBAL INVESTORS, INC.

                                  I N D E X

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets - September 30, 1999, and
           June 30, 1999 ................................................... 3
         Consolidated Statements of Operations and Comprehensive
           Income(Unaudited) - Three-Month Period Ended
           September 30, 1999 and 1998 ..................................... 5
         Consolidated  Statements  of Cash  Flows  (Unaudited) -
           Three-Month Period Ended September 30, 1999 and 1998............. 6
         Notes to Consolidated Financial Statements (Unaudited)............. 7

      ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................................11

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................................15

PART II. OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................17

SIGNATURES..................................................................18

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE.........19

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                  Page 3 of 19
--------------------------------------------------------------------------------

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                    SEPTEMBER 30,    JUNE 30,
                                                        1999           1999
                                                    -----------    -----------
                                                    (UNAUDITED)
   CURRENT ASSETS
      Cash and cash equivalents                     $1,052,350     $1,025,247
      Trading securities, at fair value                804,005        884,837
      Receivables
         Mutual funds                                  905,208        794,562
         Custodial fees                                295,076        203,823
         Employees                                     134,097         50,464
         Other                                         181,039        167,530
      Prepaid expenses                                 355,309        384,506
      Deferred tax asset                               176,367        141,551
                                                    ----------     ----------

         TOTAL CURRENT ASSETS                        3,903,451      3,652,520
                                                    ----------     ----------

   NET PROPERTY AND EQUIPMENT                        2,372,747      2,426,592
                                                    ----------     ----------

   OTHER ASSETS
      Restricted investments                           255,000        255,000
      Long-term receivables                             80,982        104,476
      Long-term deferred tax asset                     825,803        878,091
      Investment securities available-for-sale,
        at fair value                                  352,304        370,840
      Equity investment in affiliate                   701,478        749,739
      Other                                             46,591         46,591
                                                    -----------    -----------
         TOTAL OTHER ASSETS                          2,262,158      2,404,737
                                                    ----------     ----------

         TOTAL ASSETS                               $8,538,356     $8,483,849
                                                    ==========     ==========

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                  Page 4 of 19
--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   SEPTEMBER 30,    JUNE 30,
                                                       1999           1999
                                                   -----------    -----------
                                                   (UNAUDITED)
   CURRENT LIABILITIES
      Accounts payable                             $  417,729     $  346,504
      Accrued compensation and related costs          211,749        274,667
      Current portion of notes payable                 70,528         68,988
      Current portion of annuity and
        contractual obligation                         18,000         18,000
      Accrued legal fees                               31,914         27,840
      Other accrued expenses                          502,147        579,888
                                                   ----------     ----------

         TOTAL CURRENT LIABILITIES                  1,252,067      1,315,887
                                                   ----------     ----------

      Notes payable-net of current portion          1,112,595      1,126,066
      Annuity and contractual obligations             127,730        129,658
                                                   ----------     ----------

         TOTAL NON-CURRENT LIABILITIES              1,240,325      1,255,724
                                                   ----------     ----------

         TOTAL LIABILITIES                          2,492,392      2,571,611
                                                   ----------     ----------
   Commitments and contingent liabilities

   SHAREHOLDERS' EQUITY
      Common stock (Class A)-$.05 par value;
        non-voting; authorized, 7,000,000 shares      314,974        314,974
      Common stock (Class C)-$.05 par value;
        voting; authorized, 1,750,000 shares           74,840         24,840
      Capital in excess of par value               10,551,271     10,586,628
      Treasury stock at cost                         (626,951)      (648,830)
      Accumulated other comprehensive loss,
        net of tax                                    (87,171)       (74,938)
      Retained earnings (deficit)                  (4,180,999)    (4,290,436)
                                                   ----------     ----------
         TOTAL SHAREHOLDERS' EQUITY                 6,045,964      5,912,238
                                                   ----------     ----------

         TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                  $8,538,356     $8,483,849
                                                   ==========     ==========

        The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                  Page 5 of 19
--------------------------------------------------------------------------------

CONSOLIDATED    STATEMENTS   OF   OPERATIONS    AND    COMPREHENSIVE    INCOME
(UNAUDITED)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  --------------------------
                                                     1999           1998
                                                  -----------    -----------
   REVENUE
      Investment advisory fee                     $ 1,075,232    $ 1,135,032
      Transfer agent fee                              741,678        799,084
      Exchange fee                                     17,155         36,290
      Custodial fees                                  129,373        123,714
      Investment loss                                 (58,877)       (82,920)
      Other                                            95,592         85,286
                                                  -----------    -----------
                                                    2,000,153      2,096,486
   EXPENSES
      General and administrative                    1,817,020      2,165,991
      Depreciation and amortization                    88,194        123,446
      Interest-note payable and other                  13,468         28,208
                                                  -----------    -----------
                                                    1,918,682      2,317,645
                                                   ----------     ----------

   INCOME (LOSS) BEFORE MINORITY INTEREST,
     EQUITY INTEREST AND INCOME TAXES                  81,471       (221,159)

   Equity In Net Income (Loss) of
     Affiliate                                         51,739       (128,205)
                                                  -----------    -----------

   INCOME (LOSS) BEFORE INCOME TAXES                  133,210       (349,364)

   PROVISION (BENEFIT) FOR FEDERAL
     INCOME TAXES
      Deferred                                         23,773        (17,261)
                                                  -----------    -----------

   NET INCOME (LOSS)                              $   109,437     $ (332,103)

   Other comprehensive income (loss),
     net of tax:
      Unrealized gains (losses) on
        available-for-sale securities                 (12,233)      (102,996)
                                                  -----------    -----------

   COMPREHENSIVE INCOME (LOSS)                    $    97,204    $  (435,099)
                                                  ===========    ===========

   BASIC AND DILUTED INCOME (LOSS)
     PER SHARE                                    $      0.02    $     (0.05)
                                                  ===========    ===========

   WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING:
      Basic                                         7,078,439      6,624,639
      Diluted                                       7,078,439      6,626,023

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                  Page 6 of 19
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                     1999            1998
                                                  -----------     -----------
   OPERATING ACTIVITIES:
      Net income (loss)                           $  109,437      $ (332,103)
   Adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities:
      Depreciation and amortization                   88,194         123,446
      Net gain on sales of securities                   --            (2,860)
      (Gain) loss on changes of interest
        in affiliate                                    --           (96,289)
      Provision for deferred taxes                    23,773         (17,261)
   Changes in assets and liabilities,
     impacting cash from operations:
      Restricted investments                            --            (3,639)
      Accounts receivable                           (275,547)        467,685
      Prepaid expenses and other                      91,000         147,805
      Trading securities                             (32,708)        110,353
      Accounts payable                                71,225          59,704
      Accrued expenses                              (136,585)       (100,709)
                                                  ----------      ----------
   Total adjustments                                (170,648)        688,235
                                                  ----------      ----------

   NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                            (61,211)        356,132
                                                  ----------      ----------

   INVESTING ACTIVITIES:
      Net purchase of furniture
        and equipment                                (34,349)       (105,605)
      Proceeds from investment in equity
        affiliate                                    100,000            --
                                                   ----------     ----------

   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                             65,651        (105,605)
                                                  ----------      ----------

   FINANCING ACTIVITIES:
      Payments on annuity                             (1,928)         (1,756)
      Payments on note payable to bank               (11,931)        (14,856)
      Treasury stock reissued                         38,263          28,725
      Purchase of treasury stock                      (1,741)         (3,916)
                                                  ----------      ----------
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                       22,663           8,197
                                                  ----------      ----------

   NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                 27,103         258,724

   BEGINNING CASH AND CASH EQUIVALENTS             1,025,247       1,391,867
                                                  ----------      ----------

   ENDING CASH AND CASH EQUIVALENTS               $1,052,350      $1,650,591
                                                  ==========      ==========

   SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
   Supplemental disclosures of cash
     flow information:
   Cash paid for interest                         $   13,468      $   28,208

        The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                  Page 7 of 19
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair
presentation  of  results  for  the  interim  periods  presented.   U.S.  Global
Investors, Inc. (the Company or U.S. Global) has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1999.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), Security Trust & Financial Company (STFC), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), U.S. Global Brokerage, Inc. (USGB), and U.S. Global Administrators, Inc. (USGA). On August 11, 1999, the Board of Directors of the U.S. Global Strategies Fund (the Guernsey Fund) voted to impose the compulsory redemption provision in the Guernsey Fund's prospectus to close the fund and redeem all outstanding shares. In accordance with the Guernsey Fund's Articles of Association, the Company has suspended the determination of the net asset value of the fund and has liquidated certain security holdings in the fund to redeem all outside shareholders. The shareholders of record were redeemed using a valuation date of September 22, 1999. Based on this valuation, the Company recorded approximately $52,000 in equity income for its investment in the Guernsey Fund for the period ended September 30, 1999, compared to an equity loss of $128,205 for the period ended September 30, 1998. The Company expects to receive its proportionate share of the liquidation proceeds either in cash or securities during the second quarter of fiscal year 2000.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the cost of investments classified as trading at September 30, 1999, and June 30, 1999, was $1,197,353 and $1,197,233, respectively. The market value of investments classified as trading at September 30, 1999, and June 30, 1999, was $804,005 and $884,837, respectively. The net change in unrealized holding losses on trading securities held at September 30, 1999, and 1998, which has been included in income for the three-month period is $80,914 and $124,114, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at September 30, 1999, and June 30, 1999, was
$484,382. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at September 30, 1999, and June 30, 1999, of $352,304 and $370,840, respectively, with $87,171 and $74,938, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. These investments are in private placements, which are restricted for sale as of September 30, 1999. It is anticipated the securities purchased in these private placements will become free trading within one year. During the first quarter of fiscal year 1999 and 2000, the Company did not record any unrealized gains or losses on securities transferred from available-for-sale securities to trading securities.

NOTE 3. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF, and the Company also receives

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                  Page 8 of 20
--------------------------------------------------------------------------------

certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

U.S. Global receives additional revenue from several sources including custodian and administrative fee revenues, gains on marketable securities transactions, revenues from miscellaneous transfer agency activities including lockbox functions as well as mailroom operations from A&B. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and exchange fees and are net of amounts payable to the mutual funds.

U.S. Global has voluntarily waived or reduced its advisory fee, has guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USGIF and USGAF funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the three-month period ended September 30, 1999, and 1998, was $530,442 and $802,241, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 29, 2000, and on March 8, 2000, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. NOTE PAYABLE

The Company has a note payable to a bank which is secured by land, an office building and related improvements. As of September 30, 1999, the balance on the note was $1,165,955. The loan is currently amortizing over a twenty-year period with payments of both principal and interest due monthly based on the Bank One, Texas, prime rate plus .25 percent. The current monthly payment is $11,750, and matures July 2001. Under this agreement, the Company must maintain certain financial covenants. Due primarily to noncash charges recorded in prior year as a result of its equity investment in the Guernsey Fund, the Company is in violation of certain debt covenants; however, the Company obtained a waiver of the covenants from the bank through September 30, 1999. The Company anticipates the bank will revise the present terms of the note payable to restructure the debt covenants to maintain compliance in the future. If the debt covenants are not revised, the Company believes it has the ability to refinance the debt with another financial institution. Additionally, the Company believes it has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

NOTE 5. SHAREHOLDERS' EQUITY

During the fiscal year 1999, the Board of Directors of the Company approved the issuance of one million shares of class C common stock to Frank Holmes in exchange for services and cancellation of an option to purchase 400,000 shares of class C common stock and the cancellation of warrants to purchase 586,122 shares of class C common stock held by Mr. Holmes and F.E. Holmes Organization, Inc. These shares vest over a ten-year period beginning July 1, 1998, and will vest fully on June 30, 2008, or in the event of Mr. Holmes death, and will be valued at $.50 per share. The agreement was executed on August 10, 1999, and the Company recorded the issuance of the shares during the first quarter of fiscal year 2000.

NOTE 6. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 1999, the Company has net operating losses
(NOLs) of approximately $2.4 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $390,000 expiring between 1999 and 2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                  Page 9 of 19
--------------------------------------------------------------------------------

under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to September 30, 1999, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management continues to include a valuation allowance of approximately $840,000 at
September 30, 1999, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 7. COMPREHENSIVE INCOME

Effective December 31, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement required that all items that are recognized under accounting standards as components of comprehensive income be reported in a statement of financial performance. The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income and has reclassified prior periods to conform with the new requirements. Additionally, SFAS 130 requires disclosure of any reclassification adjustments. During the first quarter of fiscal year 2000 and 1999, there were no securities transferred from available-for-sale to free trading, and as such no reclassification adjustment is necessary.

NOTE 8. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. SFAS 131 requires companies to present segment information using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company's principal operations are located in San Antonio, Texas. The Company operates principally in two business segments: providing mutual fund investment management services to its clients, and utilizing a diversified venture capital approach in investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

                                       INVESTMENT
                                       MANAGEMENT     VENTURE
                                        SERVICES      CAPITAL     CONSOLIDATED
                                       ----------   -----------    ----------
THREE MONTHS ENDED
  SEPTEMBER 30, 1999:
     Net revenues                       2,081,067   $   (80,914)   $2,000,153
                                       ==========   ===========    ==========

     Income (loss) before
       income taxes and equity
       interest                        $  162,385   $   (80,914)   $   81,471
     Equity in net income
       of affiliate                          --          51,739        51,739
                                       ----------   -----------    ----------
     Net income (loss) before
       income taxes                    $  162,385   $   (29,175)   $  133,210
                                       ==========   ===========    ==========

     Depreciation and
       amortization                      $88,194$          --      $   88,194
                                       ==========   ===========    ==========
     Interest expense                    $13,468$          --      $   13,468
                                       ==========   ===========    ==========
     Capital expenditures                $34,349$          --      $   34,349
                                       ==========   ===========    ==========

     Gross identifiable assets
       at September 30, 1999           $5,658,770   $ 1,790,244    $7,449,014
          Deferred tax asset                                        1,002,170
          Accumulated other
           comprehensive loss                                          87,171
                                                                   ----------
     Net identifiable assets at
       September 30, 1999                                          $8,538,356
                                                                   ==========

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 10 of 19
--------------------------------------------------------------------------------

                                     INVESTMENT
                                     MANAGEMENT      VENTURE
                                      SERVICES       CAPITAL      CONSOLIDATED
                                    -----------    -----------    -----------
THREE MONTHS ENDED
  SEPTEMBER 30, 1998:
     Net revenues                   $ 2,217,740    $  (121,254)   $ 2,096,486
                                    ===========    ===========    ===========

     Income (loss) before
       income taxes and equity
       interest                     $   (99,905)   $  (121,254)   $  (221,159)
     Equity in net loss of
       affiliate                           --         (128,205)      (128,205)
                                    -----------    -----------    -----------
     Net income (loss) before
       income taxes                 $   (99,905)   $  (249,459)   $  (349,364)
                                    ===========    ===========    ===========

     Depreciation and
       amortization                   $123,433$             13    $   123,446
                                    ===========    ===========    ===========
     Interest expense                  $28,208$           --      $    28,208
                                    ===========    ===========    ===========
     Capital expenditures             $105,605$           --      $   105,605
                                    ===========    ===========    ===========

     Gross identifiable assets at
       September 30, 1998           $ 6,564,280    $ 1,824,324    $ 8,388,604
     Deferred tax asset                                             1,273,706
     Accumulated other
       comprehensive loss                                             178,740
                                                                  -----------
     Net identifiable assets at
       September 30, 1998                                         $ 9,841,050
                                                                  ===========

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 11 of 19
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

U.S. Global Investors, Inc. (the Company or U.S. Global) posted net income of $109,437 ($0.02 income per share) for the three months ended September 30, 1999, compared to a net loss of $332,103 ($0.05 loss per share) for the three months ended September 30, 1998. Although revenues decreased by approximately $96,000, the Company's net income for the period was due to a reduction in total expenses of almost $400,000 and also realizing approximately $52,000 in net income from its affiliate.

The Company is focused on enhancing shareholder value by improving fund performance and building its non-gold asset base through multiple distribution networks. In addition, the Company has introduced new goals and procedures to monitor the Company's cash flow in order to maximize the return on every dollar spent.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees that are dependent on average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore, affecting income and results of operations. As of October 27, 1999, total assets under management for U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) were approximately $1.20 billion and $141 million, respectively.

Assets under management for USGIF for the three months ended September 30, 1999, averaged $1.20 billion versus $1.23 billion for the three months ended September 30, 1998. This decrease in average assets is primarily a result of a decrease in the value of gold-related assets, partially offset by increases in equity related assets. Assets under management for USGAF averaged $146 million for the three months ended September 30, 1999, versus almost $130 million for the three months ended September 30, 1998. This increase in average assets is primarily attributable to increases in the Bonnel Growth Fund.

REVENUES

Total consolidated revenues decreased approximately $96,000, or five percent. The lingering deflationary pressure on certain commodity prices, such as gold and natural resources, had a negative impact on the Company's revenues. Gold-related assets decreased almost $46 million, or 29 percent, for the three months ended September 30, 1999, compared to the same period ended September 30, 1998. The decrease in gold-related assets was partially offset by an increase in emerging market assets of almost $10 million, or 64 percent for the same period. Although gold and gold-related assets have recently rebounded, the rally took place in late September, therefore, results for the quarter do not reflect the market upswing. As a result of the decrease in average net assets under management, net management advisory fees decreased almost $60,000, or five percent, during this period. In addition, transfer agent fees decreased approximately $58,000 for the period as shareholder accounts decreased by approximately 11,000, or 9 percent. The decreases in these two fees were partially offset by increases in custodial fees and other income.

Earnings before interest and investment income (expense), taxes, depreciation, and amortization (EBITDA) for the three-month period ended September 30, 1999, increased approximately $229,000, or 1,704 percent. EBITDA for the three-month period ended September 30, 1999, approximated $242,000 ($0.03 per share) compared to $13,000 ($0.00 per share) for the same period ended September 30, 1998. This increase was primarily due to a decrease in operating expenses of $349,000, or 16 percent, partially offset by the decrease in management advisory and transfer agent fees mentioned above.

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 12 of 19
--------------------------------------------------------------------------------

EXPENSES

Total consolidated expenses for the three months ended September 30, 1999, decreased almost $400,000, or 17 percent. As noted above, this is attributable to a decrease in general and administrative expenses of the Company of almost $350,000, or 16 percent, for the three months ended September 30, 1999. More specifically, the major decreases in general and administrative expenses included decreases in fund reimbursement expenditures, external professional fees, and travel related costs.

BUSINESS SEGMENTS

The Company operates principally in two business segments: providing mutual fund investment management services to its clients and utilizing a diversified venture capital approach in investing for its own account in an effort to add growth and value to its cash position. The Company's principal operations are located in San Antonio, Texas.

INVESTMENT MANAGEMENT SERVICES. The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. See Note 3 for a detailed discussion of these services.

VENTURE CAPITAL. Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management, and continues to believe that such activities are in the best interest of the Company. These activities are reviewed and monitored by Company compliance personnel and various reports are provided to investment advisory clients. On September 30, 1999, the Company held approximately $1.2 million in investment securities. The value of these investments is approximately 14 percent of total assets and 19 percent of shareholders' equity at period end. Of the $1.2 million in investment securities, the Company classified approximately $800,000 as trading securities and approximately $350,000 as available-for-sale securities. Available-for-sale securities are primarily private placements that management expects will become free_trading within one year. During the three months ended September 30, 1999, there were no realized gains or losses from the sale of investments, compared with gains of $2,860 for the three months ended September 30, 1998. The net change in the unrealized holding losses on trading securities held at September 30, 1999 and 1998, which has been included in earnings for the three_month period, was $80,914 and $124,114, respectively.

On August 11, 1999, the Board of Directors of the U.S. Global Strategies Fund (the Guernsey Fund) voted to impose the compulsory redemption provision in the Guernsey Fund's prospectus to close the fund and redeem all outstanding shares. In accordance with the Guernsey Fund's Articles of Association, the Company has suspended the determination of the net asset value of the fund and has liquidated certain security holdings in the fund to redeem all outside shareholders. The shareholders of record were redeemed using a valuation date of September 22, 1999. Based on this valuation, the Company recorded approximately $52,000 in equity income for its investment in the Guernsey Fund for the period ended September 30, 1999. The Company expects to receive its proportionate share of the liquidation proceeds either in cash or securities during the second quarter of fiscal year 2000.

The table below summarizes operating income and net income by each segment.

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   1999            1998
                                                ---------       ---------
   Investment management services               $ 162,382       $ (99,905)
   Venture capital                                (80,914)       (121,254)
                                                ---------       ---------
   Income (loss) before income taxes
     and equity interest                        $  81,471       $(221,159)
   Net income (loss)                            $ 109,437       $(332,103)

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 13 of 19
--------------------------------------------------------------------------------

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 1999, the Company has net operating losses
(NOLs) of approximately $2.4 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $390,000 expiring between 1999 and 2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has continued to include a valuation allowance of approximately $840,000 at
September 30, 1999, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

FEE WAIVERS AND FUND REIMBURSEMENTS

The Company has agreed to waive a portion of its fee revenues and/or to pay for expenses of certain mutual funds for purposes of enhancing the funds'
competitive market position. Should assets of these funds increase, fund expenses borne by the Company may increase. The Company expects to continue to waive fees and/or pay for fund expenses as long as market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

CAPITAL STRUCTURE

The board of directors approved a change in the capital structure of the Company in August 1999, which involved the issuance of 1,000,000 shares of U.S. Global Investors, Inc. class C common stock to Frank E. Holmes in exchange for services and the cancellation of existing warrants to purchase 596,122 shares of class C common stock (held by Mr. Holmes and F.E. Holmes Organization, Inc.) and the cancellation of an option to purchase 400,000 shares of class C common stock (held by Mr. Holmes). The 1,000,000 shares issued by the Company will vest over a ten-year period beginning July 1, 1998, 100,000 shares per year. These shares are not publicly traded.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had net working capital (current assets minus current liabilities) of approximately $2.7 million and a current ratio of 3.1 to
1. With approximately $1.1 million in cash and cash equivalents and approximately $1.2 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $6.0 million and cash, cash equivalents, and marketable securities comprise 26 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters, a long-term debt. The Company's cash flow is expected to be sufficient to cover current expenses, including debt service.

The Company's major source of cash flow, the investment advisory and related contracts between the Company and USGIF and USGAF, will expire on February 29, 2000, and March 8, 2000, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

As previously mentioned, the Company has mortgage which is secured by the underlying land, office building and related improvements. As of September 30, 1999, the balance on the note was $1,165,955. The loan is currently amortized over a twenty-year period with payments of both principal and interest due monthly based on the lender's,

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 14 of 19
--------------------------------------------------------------------------------

Bank One, Texas, prime rate plus .25 percent. The current monthly payment is $11,750, and the note matures July 2001. Under this agreement, the Company must maintain certain financial covenants. Due primarily to noncash charges as a result of its equity investment in the Guernsey Fund, the Company did not meet certain debt covenants; however, the Company obtained a waiver of the covenants from the bank through September 30, 1999. The Company is currently negotiating a revision of present terms of the note payable to maintain compliance in the future. If the debt covenants are not revised, the Company believes it has the ability to refinance the debt with another financial institution. Additionally, the Company believes it has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

Management believes current cash reserves, financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

YEAR 2000 DISCLOSURE

SUMMARY

The Company has been actively  addressing the potential  impact of the Year 2000
(Y2K) problems and has established a proactive approach to help ensure that the Company's critical systems can operate before, during, and after the century date rollover. The scope of the Company's Y2K project, including related costs, is expected to total approximately $150,000. As the Company outsourced many technology-based operations, there is a only a small base of proprietary code that had to be analyzed and upgraded with respect to Y2K compliance. While the Company has taken measures reasonably designed to prevent a negative impact resulting from Y2K problems, there is no assurance that factors outside the Company's control will not disrupt its operations.

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

As of June 30, 1999, the Company identified all of its mission-critical systems and completed an inventory of all hardware, software, networks, and other various processing platforms, and also customer and vendor interdependencies. The Company completed an assessment of the systems inventoried to decide their susceptibility to Y2K issues. This assessment included inquiries to service providers, vendors, and manufacturers of all systems inventoried to determine and document if such systems are Y2K compliant. All of the Company's mission critical service providers, vendors and manufactures responded that they are Y2K ready. The Company also completed the testing of its mission-critical systems and made the necessary upgrades to ensure that all mission-critical systems and software are Y2K compliant.

BUDGET

As of September 30, 1999, the Company had incurred and expended approximately $115,000 concerning its Y2K project. The Company estimates its total remaining cost to approximate $35,000 which it will expend as incurred through the next three months.

The Company's ability to complete its Y2K project by the dates projected and the total costs incurred to accomplish those efforts are based on estimates that the Company's management made in reliance on certain assumptions. The goal will be to maximize the functionality and speed resolution of systems due to any Y2K problems, with a minimal

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 15 of 19
--------------------------------------------------------------------------------

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

CERTAIN RISKS AND CONTINGENCY PLAN

The Company designed the Company's contingency plan to mitigate the risks to operations or its core business resulting from any failure to successfully complete its Y2K project. The Company is dependent on third-party software and vendor services. The Company believes that any risk from the Y2K transition will result from its reliance on vendors to finish their own Y2K projects successfully and on time. The Company does not ensure the compliance of such vendors and suppliers. The Company has updated its contingency plan to include alternatives that would be used in case of any business interruptions. The plan is completed and will be tested and upgraded as needed throughout the year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's balance sheet includes assets whose fair value is subject to market risks. At September 30, 1999, the Company held approximately $1.2 million in securities (trading and available-for-sale categories) other than USGIF money market mutual fund shares.

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

Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or if not actively traded based on management's estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 16 of 19
--------------------------------------------------------------------------------

may  differ   significantly  from  the  reported  market  value.  The  Company's investment activities are reviewed and monitored by Company compliance personnel and various reports are provided to investment advisory clients.

The table below summarizes the Company's equity price risks at September 30, 1999, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices. A comparison of quarter-end stock prices on the individual stocks within the Company's equity portfolios over the three years ending June 30, 1999, indicated that the change from one quarter to the next was 25 percent or less approximately 90 percent of the time.

                                                     ESTIMATED
                                                  FAIR VALUE AFTER    INCREASE
                   FAIR VALUE AT   HYPOTHETICAL     HYPOTHETICAL   (DECREASE) IN
                   SEPTEMBER 30,    PERCENTAGE        PERCENT      SHAREHOLDERS'
                       1999           CHANGE           CHANGE         EQUITY
                     --------      ------------      ----------      ---------
Trading              $804,005      25% increase      $1,005,006      $ 132,661
  Securities
                                   25% decrease      $  603,004      $(132,661)
Available-           $352,304      25% increase      $  440,380      $  58,130
  for-Sale                         25% decrease      $  264,228      $ (58,130)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 17 of 19
--------------------------------------------------------------------------------

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

   11   Statement re: Computation of Per Share Income
   27   Financial Data Schedule

2. Reports on Form 8-K

   None

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 18 of 19
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       U.S. GLOBAL INVESTORS, INC.



DATED: November 15, 1999               BY: /S/ SUSAN B. MCGEE
                                       --------------------------------------
                                       Susan B. McGee
                                       President
                                       General Counsel


DATED: November 15, 1999               BY: /S/ DAVID J. CLARK
                                       --------------------------------------
                                       David J. Clark
                                       Chief Financial Officer
                                       Chief Operating Officer



DATED: November 15, 1999               BY: /S/ J. MICHAEL EDWARDS
                                       --------------------------------------
                                       J. Michael Edwards
                                       Chief Accounting Officer

U.S. Global Investors, Inc.
September 30, 1999, Quarterly Report on Form 10-Q                 Page 19 of 19
--------------------------------------------------------------------------------

EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  1999            1998
                                               ----------     -----------
   Net income (loss)                           $  109,103     $  (332,103)
                                               ==========     ===========

   BASIC
   Weighted average number shares
     outstanding during the year:               7,078,439       6,624,639

   Basic income (loss) per share               $     0.02     $     (0.05)
                                               ==========     ===========

   DILUTED
   Weighted average number shares
     outstanding during the year:               7,078,439       6,624,639

   Effect of dilutive securities:
      Common stock equivalent shares
        (determined using the
        "treasury stock" method)
        representing  shares  issuable
        upon exercise of preferred
        or common stock options                      --             1,384

   Weighted average number of shares
     used in calculation of diluted
     earnings per share                         7,078,439       6,626,023
                                               ==========     ===========

   Diluted income (loss) per share             $     0.02     $     (0.05)
                                               ==========     ===========