Form 10-Q
period 1999-12-31
U S GLOBAL INVESTORS INC
filed 2000-02-14
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

             ------------------------------------------------------
                         Commission File Number 0-13928

                           U.S. GLOBAL INVESTORS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

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

       YES [X]                                            NO [ ]

On February 10, 2000, there were 6,299,474 shares of Registrant's class A common stock outstanding and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                           U.S. GLOBAL INVESTORS, INC.

                                    I N D E X

PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements
     Consolidated Balance Sheets - December 31, 1999, and June 30,
          1999................................................................3
     Consolidated Statements of Operations and Comprehensive Income (Loss)
          (Unaudited) - Six-month Period Ended December 31, 1999 and
          1998................................................................5
     Consolidated Statements of Cash Flows (Unaudited) - Six-month Period
          Ended December 31, 1999 and 1998....................................6
     Notes to Consolidated Financial Statements (Unaudited)...................7
   Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................10
   Item 3. Quantitative and Qualitative Disclosures About Market Risk........13

PART II. OTHER INFORMATION...................................................14
   Item 6. Exhibits and Reports On Form 8-K..................................14

SIGNATURES...................................................................15

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE..........16

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                   Page 3 of 16
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       DECEMBER 31,   JUNE 30,
                                                          1999          1999
                                                       ----------    ----------
                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                         $  986,870    $1,025,247
     Trading securities, at fair value                  1,546,117       884,837
     Receivables
         Mutual funds                                     953,288       794,562
         Custodial fees                                   300,104       203,823
         Employees                                        138,011        50,464
         Receivable from brokers                             --          19,628
         Other                                            179,450        96,667
     Prepaid expenses                                     393,648       384,506
     Deferred tax asset                                   326,824       141,551
                                                       ----------    ----------
         TOTAL CURRENT ASSETS                           4,824,312     3,601,285
                                                       ----------    ----------
NET PROPERTY AND EQUIPMENT                              2,311,224     2,426,592
                                                       ----------    ----------
OTHER ASSETS
     Restricted investments                               255,000       255,000
     Long-term deferred tax asset                         866,030       878,091
     Investment securities available-for-sale,
        at fair value                                     460,175       370,840
     Equity investment in affiliate                          --         749,739
     Other                                                 46,591        46,591
                                                       ----------    ----------
         TOTAL OTHER ASSETS                             1,627,796     2,300,261
                                                       ----------    ----------
         TOTAL ASSETS                                  $8,763,332    $8,328,138
                                                       ==========    ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                   Page 4 of 16
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       DECEMBER 31,   JUNE 30,
                                                          1999          1999
                                                       ----------    ----------
                                                      (UNAUDITED)
CURRENT LIABILITIES
     Accounts payable                                  $  267,840    $  346,504
     Accrued compensation and related costs               206,208       274,667
     Current portion of notes payable                      70,911        68,988
     Current portion of annuity and
         contractual obligation                            18,000        18,000
     Accrued legal fees                                    33,281        27,840
     Other accrued expenses                               548,134       424,177
                                                       ----------    ----------
         TOTAL CURRENT LIABILITIES                      1,144,374     1,160,176
                                                       ----------    ----------
     Notes payable - net of current portion             1,091,437     1,126,066
     Annuity and contractual obligations                  125,769       129,658
                                                       ----------    ----------
         TOTAL NON-CURRENT LIABILITIES                  1,217,206     1,255,724
                                                       ----------    ----------
         TOTAL LIABILITIES                              2,361,580     2,415,900
                                                       ----------    ----------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY
     Common stock (Class A)-$.05 par value;
         non-voting; authorized, 7,000,000
         shares                                           314,974       314,974
     Common stock (Class C)-$.05 par value;
         voting; authorized, 1,750,000 shares              74,840        24,840
     Additional paid-in-capital                        10,563,772    10,586,628
     Treasury stock, at cost                             (639,073)     (648,830)
     Accumulated other comprehensive loss                 (55,873)      (74,938)
     Retained earnings                                 (3,856,888)   (4,290,436)
                                                     ------------    ----------
         TOTAL SHAREHOLDERS' EQUITY                     6,401,752     5,912,238
                                                     ------------    ----------
         TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                    $  8,763,332    $8,328,138
                                                     ============    ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                   Page 5 of 16
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

                                               SIX MONTHS ENDED            THREE MONTHS ENDED
                                                 DECEMBER 31,                  DECEMBER 31,
                                         --------------------------    --------------------------
                                             1999           1998           1999           1998
                                         -----------    -----------    -----------    -----------
REVENUE
     Investment advisory fee             $ 3,020,185    $ 2,543,528    $ 1,553,943    $ 1,295,563
     Transfer agent fee                    1,520,959      1,650,704        777,948        849,060
     Exchange fee                             20,855         72,715          3,700         36,425
     Custodial fee                           258,163        249,781        128,790        126,067
     Investment income                        36,483         12,770         95,360         95,690
     Other                                   209,547        165,567        113,955         80,281
                                         -----------    -----------    -----------    -----------
                                           5,066,192      4,695,065      2,673,696      2,483,086
EXPENSES
     General and administrative            4,633,851      4,746,580      2,424,488      2,465,096
     Depreciation and amortization           179,561        245,740         91,367        122,294
     Interest-note payable and other          54,005         59,093         40,537         30,885
                                         -----------    -----------    -----------    -----------
                                           4,867,417      5,051,413      2,556,392      2,618,275
                                         -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE MINORITY
     INTEREST, EQUITY INTEREST AND
     INCOME TAXES                            198,775       (356,348)       117,304       (135,189)

EQUITY IN NET GAIN (LOSS)
     OF AFFILIATE                             51,739       (254,292)          --         (126,087)
                                         -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES            250,514       (610,640)       117,304       (261,276)

PROVISIONS FOR FEDERAL INCOME TAXES
     Deferred Tax (Benefit) Expense         (183,034)       100,276       (206,807)       117,537
                                         -----------    -----------    -----------    -----------
                                            (183,034)       100,276       (206,807)       117,537
                                         -----------    -----------    -----------    -----------
NET INCOME (LOSS)                        $   433,548    $  (710,916)   $   324,111    $  (378,813)

Other comprehensive income (loss), net
  of tax:
     Unrealized gains (losses) on             19,065          6,207         31,298        109,204
        available-for-sale securities    -----------    -----------    -----------    -----------
                                         $   452,613    $  (704,709)   $   355,409    $  (269,609)

COMPREHENSIVE INCOME (LOSS)              ===========    ===========    ===========    ===========

Basic and Diluted Net Income (Loss)      $      0.06    $     (0.11)   $      0.04    $     (0.06)
   Per Share                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING
     Basic                                 7,299,388      6,617,553      7,520,336      6,610,467
     Diluted                               7,299,388      6,618,370      7,520,336      6,624,856

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                   Page 6 of 16
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $   433,548    $  (710,916)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                       179,561        245,740
     Gain on disposal of equipment                          --              (25)
     Net gain on sales of securities                     (19,804)        (1,253)
     (Gain) loss on changes of interest in
        affiliate                                           --          (90,126)
     Provision for deferred taxes                       (183,034)       100,276
Changes in assets and liabilities, impacting
  cash from operations:
     Restricted investments                                 --          (12,680)
     Accounts receivable                                (405,709)       596,505
     Prepaid expenses and other                           39,119       (286,758)
     Trading securities                                     (446)        54,717
     Accounts payable                                    (78,664)        49,367
     Accrued expenses                                     60,939        (11,963)
                                                     -----------    -----------
Total adjustments                                       (408,038)       643,800
                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                      25,510        (67,116)
                                                     -----------    -----------
INVESTING ACTIVITIES:
     Net purchase of furniture and equipment             (64,193)      (140,038)
     Proceeds on sale of equipment                          --               25
     Purchase of available-for-sale
       securities                                           --          (97,056)
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                             (64,193)      (237,069)
                                                     -----------    -----------
FINANCING ACTIVITIES:
     Payments on annuity                                  (3,889)        (3,586)
     Payments on note payable to bank                    (32,706)       (30,020)
     Issuance of Class C shares                           27,144           --
     Treasury stock reissued                              23,620         28,725
     Purchase of treasury stock                          (13,863)       (23,614)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    306         (2,328)
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                (38,377)       447,910

BEGINNING CASH AND CASH EQUIVALENTS                    1,025,247        722,121
                                                     -----------    -----------
ENDING CASH AND CASH EQUIVALENTS                     $   986,870    $ 1,170,031
                                                     ===========    ===========
SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Receipt of trading securities in
  liquidation of equity investment                   $   701,748           --

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                   Page 7 of 16
--------------------------------------------------------------------------------

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), Security Trust & Financial Company (STFC), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), U.S. Global Brokerage, Inc. (USGB), and U.S. Global Administrators, Inc. (USGA). On August 11, 1999, the Board of Directors of the U.S. Global Strategies Fund (the Guernsey Fund) voted to impose the compulsory redemption provision in the Guernsey Fund's prospectus to close the fund and redeem all outstanding shares. The Company received its proportionate share of the liquidation proceeds in securities during the second quarter of fiscal year 2000.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six-month period ended December 31, 1999, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the cost of investments classified as trading at December 31, 1999, and June 30, 1999, was $1,882,766 and $1,197,233, respectively. The market value of investments classified as trading at December 31, 1999, and June 30, 1999, was $1,546,117 and $884,837, respectively. The net change in unrealized holding losses on trading securities held at December 31, 1999, and 1998, which has been included in income for the six-month period is $(24,217) and $(53,796), respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at December 31, 1999, and June 30, 1999, was $544,831 and $484,382, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at December 31, 1999, and June 30, 1999, of $460,175 and $370,840, respectively, with $55,873 and $74,938, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. These investments are primarily in private placements, which are restricted for sale as of December 31, 1999. During the first six months of fiscal year 2000 and 1999, the Company recorded unrealized gains of $0 and $41,450, respectively, on securities transferred from available-for-sale securities to trading securities.

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

U.S. Global receives additional revenue from several sources including custodian and administrative fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as gains on marketable securities transactions. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and exchange fees and are net of amounts payable to the mutual funds.

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                   Page 8 of 16
--------------------------------------------------------------------------------

U.S. Global has voluntarily waived or reduced its advisory fee, has guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USGIF and USGAF funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the six-month period ended December 31, 1999, and 1998, was $1,081,265 and $1,620,778, respectively. Investment advisory fees are recorded net of the above waivers.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 29, 2000, and on March 8, 2000, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. NOTE PAYABLE

The Company has a note payable to a bank which is secured by land, an office building and related improvements. As of December 31, 1999, the balance on the note was $1,144,799. The loan is currently amortizing over a twenty-year period with payments of both principal and interest due monthly based on a fixed rate of 7.75 percent. The current monthly payment is $11,750, and matures July 2001. Under this agreement, the Company must maintain certain financial covenants. Due primarily to noncash charges recorded in prior year as a result of its equity investment in the Guernsey Fund, the Company is not meeting one of its debt covenants; however, the Company obtained a waiver of the covenant from the bank through December 31, 1999. The Company anticipates the bank will revise the present terms of the note payable to restructure the debt covenants to maintain compliance in the future. If the debt covenants are not revised, the Company believes it has the ability to refinance the debt with another financial institution. Additionally, the Company believes it has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 1999, the Company has net operating losses
(NOLs) of approximately $2.4 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $400,000 expiring between 1999 and 2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to December 31, 1999, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management has reduced the valuation allowance due to pro forma earnings indicating it is more likely than not that a portion of the NOL balance will be utilized in the current fiscal year. As such, management continues to include a valuation allowance of approximately $600,000 at December 31, 1999, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. COMPREHENSIVE INCOME

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

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                   Page 9 of 16
--------------------------------------------------------------------------------

                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           --------------------
                                                            1999          1998
                                                           -------     --------
Unrealized gain (loss) on available-for-sale
   securities                                              $19,065     $ (6,293)
Less: reclassification adjustment for (gain)
    loss included in net income                               --         12,500
                                                           -------     --------
Net unrealized gain (loss) on available-for-
    sale securities, net of tax                            $19,065     $  6,207
                                                           =======     ========

NOTE 7. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. SFAS 131 requires companies to present segment information using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company's principal operations are located in San Antonio, Texas. The Company operates principally in two business segments: providing mutual fund investment management services to its clients, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

                                        INVESTMENT
                                        MANAGEMENT     CORPORATE
                                         SERVICES     INVESTMENT   CONSOLIDATED
                                       -----------    -----------   -----------
SIX MONTHS ENDED DECEMBER 31, 1999:
   Net revenues                        $ 5,070,605    $    (4,413)  $ 5,066,192
                                       ===========    ===========   ===========
   Income (loss) before income taxes
   and equity interest                 $   203,188    $    (4,413)  $   198,775
   Equity in net income of affiliate          --           51,739        51,739
                                       -----------    -----------   -----------
   Net income (loss) before income
    taxes                              $   203,188    $    47,326   $   250,514
                                       ===========    ===========   ===========
   Depreciation and amortization       $   179,561    $      --     $   179,561
                                       ===========    ===========   ===========
   Interest expense                    $    54,005    $      --     $    54,005
                                       ===========    ===========   ===========
   Capital expenditures                $    64,193    $      --     $    64,193
                                       ===========    ===========   ===========
   Gross identifiable assets at
      December 31, 1999                $ 5,564,186    $ 1,950,419   $ 7,514,605
      Deferred tax asset                                              1,192,854
      Accumulated other compre-
        hensive loss                                                     55,873
                                                                    -----------
   Consolidated total assets at
     December 31, 1999                                              $ 8,763,332
                                                                    ===========
SIX MONTHS ENDED DECEMBER 31, 1998:
   Net revenues                        $ 4,747,608    $   (52,543)  $ 4,695,065
                                       ===========    ===========   ===========
   Income (loss) before income
    taxes and equity interest          $  (303,805)   $   (52,543)  $  (356,348)
   Equity in net loss of affiliate            --         (254,292)     (254,292)
                                       -----------    -----------   -----------
   Net income (loss) before
     income taxes                      $  (303,805)   $  (306,835)  $  (610,640)
                                       ===========    ===========   ===========
   Depreciation and amortization       $   245,740    $      --     $   245,740
                                       ===========    ===========   ===========
   Interest expense                    $    59,093    $      --     $    59,093
                                       ===========    ===========   ===========
   Capital expenditures                $   140,038    $      --     $   140,038
                                       ===========    ===========   ===========
   Gross identifiable assets at
    December 31, 1998                  $ 5,710,043    $ 2,534,027   $ 8,244,070
      Deferred tax asset                                              1,099,911
      Accumulated other
        comprehensive loss                                               69,537
                                                                    -----------
   Consolidated total assets at
     December 31, 1998                                              $ 9,413,518
                                                                    ===========

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                  Page 10 of 16
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

U.S. Global Investors, Inc. (the Company or U.S. Global) posted net income of $433,548 ($0.06 income per share) for the six months ended December 31, 1999, compared to a net loss of $710,916 ($0.11 loss per share) for the six months ended December 31, 1998. Revenues increased by approximately $420,000 due to an increase in net advisory fees of nearly $480,000. Additionally, there was a reduction in total expenses of approximately $184,000. An equity interest in the net losses of the Guernsey Fund of about $254,000 for the six months ended December 31, 1998 had reversed into an approximate gain of $52,000 at the time of the Guernsey Fund's liquidation in September 1999.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees that are dependent on average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore, affecting income and results of operations. As of January 31, 2000, total assets under management for U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) were approximately $1.14 billion and $276 million, respectively.

Assets under management for USGIF for the six months ended December 31, 1999, averaged $1.20 billion versus $1.26 billion for the six months ended December 31, 1998. This decrease in average assets is primarily a result of a decrease in the value of gold-related assets, partially offset by increases in equity and emerging market assets. Assets under management for USGAF averaged $167 million for the six months ended December 31, 1999, versus almost $125 million for the six months ended December 31, 1998. This increase in average assets is primarily attributable to increases in the Bonnel Growth Fund.

REVENUES

Total consolidated revenues increased approximately $370,000, or eight percent. The net advisory fees increased nearly $480,000, or 19 percent. This was largely due to a reduction in fund-related fee waivers of approximately $497,000. Gross advisory fees remained relatively constant as continued declines in gold-related assets were offset by increases in equity and emerging market assets.

Earnings before interest and investment income (expense), taxes, depreciation, and amortization (EBITDA) for the six-month period ended December 31, 1999, increased approximately $460,000. EBITDA for the six-month period ended December 31, 1999, approximated $396,000 ($0.05 per share) compared to a loss of approximately $64,000 ($0.01 per share) for the same period ended December 31, 1998. This increase was due the increase in net advisory fees mentioned above in addition to a decrease in operating expenses of $113,000, or 2 percent.

EXPENSES

Total consolidated expenses for the six months ended December 31, 1999, decreased almost $184,000, or 4 percent. As noted above, this is attributable to a decrease in general and administrative expenses of the Company of almost $113,000, or 2 percent, for the six months ended December 31, 1999. More specifically, the major decreases in general and administrative expenses included decreases in salary expenses and travel expenses offset by increases in training costs.

BUSINESS SEGMENTS

The Company operates principally in two business segments: providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The Company's principal operations are located in San Antonio, Texas.

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                  Page 11 of 16
--------------------------------------------------------------------------------

INVESTMENT MANAGEMENT SERVICES. The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. See Note 3 for a detailed discussion of these services.

CORPORATE INVESTMENT. Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company. These activities are reviewed and monitored by Company compliance personnel and various reports are provided to investment advisory clients. On December 31, 1999, the Company held approximately $2.0 million in investment securities. The value of these investments is approximately 23 percent of total assets and 31 percent of shareholders' equity at period end. Of the $2.0 million in investment securities, the Company classified approximately $1,540,000 as trading securities and approximately $460,000 as available-for-sale securities. Available- for-sale securities are primarily private placements. During the six months ended December 31, 1999, there were realized gains of $19,804 from the sale of investments, compared with gains of $1,253 for the six months ended December 31, 1998. The net change in the unrealized holding gains (losses) on trading securities held at December 31, 1999 and 1998, which has been included in earnings for the six-month period, was $(24,217) and $(53,796), respectively.

On August 11, 1999, the Board of Directors of the U.S. Global Strategies Fund (the Guernsey Fund) voted to close the fund and redeem all outstanding shares. The Company received its proportionate share of the liquidation proceeds in securities during the second quarter of fiscal year 2000.

The table below summarizes operating income and net income by each segment.

                                                            SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999          1998
                                                         ---------    ---------
Investment management services                           $ 203,188    $(303,805)
Corporate investment activity                               (4,413)     (52,543)
                                                         ---------    ---------
Income (loss) before income taxes and equity interest    $ 198,775    $(356,348)
Net income (loss)                                        $ 433,548    $(710,916)

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 1999, the Company has net operating losses
(NOLs) of approximately $2.4 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $400,000 expiring between 1999 and 2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management has reduced the valuation allowance due to pro forma earnings indicating it is more likely than not that a portion of the NOL balance will be utilized in the current fiscal year. As such, management has continued to include a valuation allowance of approximately $600,000 at December 31, 1999, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

FEE WAIVERS AND FUND REIMBURSEMENTS

The Company has agreed to waive a portion of its fee revenues and/or to pay for expenses of certain mutual funds for purposes of enhancing the funds'
competitive market position. Should assets of these funds increase, fund expenses borne by the Company may increase. The Company expects to continue to waive fees and/or pay for fund expenses as

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                  Page 12 of 16
--------------------------------------------------------------------------------

long as market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had net working capital (current assets minus current liabilities) of approximately $3.7 million and a current ratio of 4.2 to
1. With approximately $987,000 in cash and cash equivalents and approximately $1.5 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $6.4 million and cash, cash equivalents, and marketable securities comprise 29 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters, a long-term debt. The Company's cash flow is expected to be sufficient to cover current expenses, including debt service.

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

YEAR 2000 DISCLOSURE

SUMMARY

The Company was successful in actively addressing the potential impact of the Year 2000 (Y2K) problems by established a proactive approach to ensure that the Company's critical systems operated before, during, and after the century date rollover.

The Company had taken steps to increase the awareness of its employees and associated persons with respect to the Y2K problems and what actions would be taken to address such problems. The Company formed a Y2K team, which included senior management and experienced analysts and programmers, which met on a regular basis to carry out and monitor the Company's Y2K project. The cost of the Company's Y2K project totaled approximately $150,000. The Company expects this cost to be a one-time event which will not be reflected in future periods.

The Company identified all of its mission-critical systems and completed an inventory of all hardware, software, networks, and other various processing platforms, and also customer and vendor interdependencies. The Company completed an assessment of the systems inventoried to determine their susceptibility to Y2K issues. This assessment included inquiries to service providers, vendors, and manufacturers of all systems inventoried to determine and document if such systems are Y2K compliant. All of the Company's mission critical service providers, vendors and manufactures responded that they were Y2K ready. The Company also completed the testing of its mission-critical systems and made the necessary upgrades to ensure that all mission-critical systems and software were Y2K compliant.

The Company designed its contingency plan to mitigate the risks to its operations or its core business resulting from any failure to successfully complete its Y2K project. The Company updated its contingency plan to include alternatives that could have been used in case there had been any business interruptions.

FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements concerning the Company's performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control,

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                  Page 13 of 16
--------------------------------------------------------------------------------

including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company's business, (iv) market, credit, and liquidity risks associated with the Company's investment management activities, and (v) failure of the Company's vendors or other third parties to achieve Y2K compliance. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward looking information not to place undue reliance on such statements. All such forward looking statements are current only as of the date on which such statements were made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's balance sheet includes assets whose fair value is subject to market risks. At December 31, 1999, the Company held approximately $2.0 million in securities (trading and available-for-sale categories) other than USGIF money market mutual fund shares.

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

The table below summarizes the Company's equity price risks at December 31, 1999, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices. A comparison of quarter-end stock prices on the individual stocks within the Company's equity portfolios over the three years ending June 30, 1999, indicated that the change from one quarter to the next was 25 percent or less approximately 90 percent of the time.

                                                   ESTIMATED
                                                   FAIR VALUE      INCREASE
                     FAIR VALUE                    AFTER           (DECREASE)
                     AT            HYPOTHETICAL    HYPOTHETICAL    IN
                     DECEMBER 31,  PERCENTAGE      PERCENT         SHAREHOLDERS'
                     1999          CHANGE          CHANGE          EQUITY
                     -----------   ------------    ------------    ------------
Trading Securities   $ 1,546,117   25% increase    $ 1,931,646     $ 255,109
                                   25% decrease    $ 1,159,588     $(255,109)
Available-for-Sale   $   460,175   25% increase    $   575,219     $  75,929
                                   25% decrease    $   345,131     $ (75,929)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                  Page 14 of 16
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits
     11   Statement re: Computation of Per Share Income
     27   Financial Data Schedule

2. Reports on Form 8-K
     None

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                  Page 15 of 16
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       U.S. GLOBAL INVESTORS, INC.

DATED: February 14, 2000               BY: /S/ FRANK E. HOLMES
                                           ---------------------
                                           Frank E. Holmes
                                           Chief Executive Officer


DATED: February 14, 2000               BY: /S/ DAVID J. CLARK
                                           -------------------
                                           David J. Clark
                                           Chief Financial Officer
                                           Chief Operating Officer


DATED: February 14, 2000               BY: /S/ TRACY C. PETERSON
                                           ---------------------
                                           Tracy C. Peterson
                                           Chief Accounting Officer

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                  Page 16 of 16
--------------------------------------------------------------------------------

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                               SIX MONTHS ENDED           THREE MONTHS ENDED
                                                 DECEMBER 31,                 DECEMBER 31,
                                           ------------------------    ------------------------
                                              1999         1998           1999         1998
                                           ----------   -----------    ----------   -----------
Net income (loss)                          $  433,548   $  (710,916)   $  324,111   $  (378,813)
                                           ==========   ===========    ==========   ===========
BASIC
Weighted average number shares
     outstanding during the period          7,299,388     6,617,553     7,520,336     6,610,467

Basic income (loss) per share              $     0.06   $     (0.11)   $     0.04   $     (0.06)
                                           ==========   ===========    ==========   ===========
DILUTED
Weighted average number of shares
     outstanding during the period          7,299,388     6,617,553     7,520,336     6,610,467

Effect of dilutive securities:
     Common stock equivalent shares
         (determined using the "treasury
         stock" method) representing
         shares issuable upon exercise
         of preferred or common stock
         options                                 --             817          --          14,389
                                           ----------   -----------    ----------   -----------
     Weighted average number of shares
         used in calculation of diluted
         income per share                   7,299,388     6,618,370     7,520,336     6,624,856
                                           ==========   ===========    ==========   ===========
Diluted income (loss) per share            $     0.06   $     (0.11)   $     0.04   $     (0.06)
                                           ==========   ===========    ==========   ===========