Form 10-Q/A
period 1999-12-31
U S GLOBAL INVESTORS INC
filed 2000-02-15
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          ----------------------------
                                    FORM 10-Q
                          As Amended February 15, 2000
                          ----------------------------

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

U.S. Global Investors, Inc.
December 31, 1999, Quarterly Report on Form 10-Q                   Page 6 of 16
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $   433,548    $  (710,916)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                       179,561        245,740
     Gain on disposal of equipment                          --              (25)
     Net gain on sales of securities                     (19,804)        (1,253)
     (Gain) loss on changes of interest in
        affiliate                                           --          (90,126)
     Provision for deferred taxes                       (183,034)       100,276
Changes in assets and liabilities, impacting
  cash from operations:
     Restricted investments                                 --          (12,680)
     Accounts receivable                                (405,709)       596,505
     Prepaid expenses and other                           39,119       (286,758)
     Trading securities                                     (446)        54,717
     Accounts payable                                    (78,664)        49,367
     Accrued expenses                                     60,939        (11,963)
                                                     -----------    -----------
Total adjustments                                       (408,038)       643,800
                                                     -----------    -----------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                      25,510        (67,116)
                                                     -----------    -----------
INVESTING ACTIVITIES:
     Net purchase of furniture and equipment             (64,193)      (140,038)
     Proceeds on sale of equipment                          --               25
     Purchase of available-for-sale
       securities                                           --          (97,056)
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                             (64,193)      (237,069)
                                                     -----------    -----------

FINANCING ACTIVITIES:
     Payments on annuity                                  (3,889)        (3,586)
     Payments on note payable to bank                    (32,706)       (30,020)
     Issuance of Class C shares                           27,144           --
     Treasury stock reissued                              23,620         28,725
     Purchase of treasury stock                          (13,863)      (223,253)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    306       (228,134)
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                (38,377)      (532,319)

BEGINNING CASH AND CASH EQUIVALENTS                    1,025,247      1,391,867
                                                     -----------    -----------
ENDING CASH AND CASH EQUIVALENTS                     $   986,870    $   859,548
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

                                       U.S. GLOBAL INVESTORS, INC.


DATED: February 15, 2000               BY: /S/ FRANK E. HOLMES
                                           ---------------------
                                           Frank E. Holmes
                                           Chief Executive Officer


DATED: February 15, 2000               BY: /S/ DAVID J. CLARK
                                           -------------------
                                           David J. Clark
                                           Chief Financial Officer
                                           Chief Operating Officer


DATED: February 15, 2000               BY: /S/ TRACY C. PETERSON
                                           ---------------------
                                           Tracy C. Peterson
                                           Chief Accounting Officer

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