Form 10-Q
period 2000-03-31
U S GLOBAL INVESTORS INC
filed 2000-05-15
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                           --------------------------

                         Commission File Number 0-13928

                           U.S. GLOBAL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

                           --------------------------

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

          YES [X]                                            NO  [  ]

On May 10, 2000, there were 6,299,474 shares of Registrant's class A common stock outstanding and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                           U.S. GLOBAL INVESTORS, INC.

                                    I N D E X

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements
          Consolidated Balance Sheets (Unaudited) - March 31, 2000, and
               June 30, 1999 .................................................3
          Consolidated Statements of Operations and Comprehensive Income
               (Loss) (Unaudited) - Nine-month and Three- Month Periods
               Ended March 31, 2000 and 1999..................................5
          Consolidated Statements of Cash Flows (Unaudited) - Nine-month
               Period Ended March 31, 2000 and 1999...........................6
          Notes to Consolidated Financial Statements (Unaudited)..............7

     Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk......13

PART II. OTHER INFORMATION...................................................15

     Item 6. Exhibits and Reports on Form 8-K................................15

SIGNATURES...................................................................16

EXHIBIT 11 - Schedule of Computation of Net Income (Loss) per Share..........17

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                      Page 3 of 17
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        MARCH 31,     JUNE 30,
                                                          2000          1999
                                                       ----------    ----------
                                                       (UNAUDITED)

Current Assets
     Cash and cash equivalents                         $1,467,758    $1,025,247
     Trading securities, at fair value                  1,582,068       884,837
     Receivables
         Mutual funds                                   1,026,218       794,562
         Other                                            493,177       370,582
     Prepaid expenses                                     388,134       384,506
     Deferred tax asset                                   107,813       141,551
                                                       ----------    ----------

         Total Current Assets                           5,065,168     3,601,285
                                                       ----------    ----------

Net Property and Equipment                              2,267,708     2,426,592
                                                       ----------    ----------
Other Assets
     Restricted investments                               240,000       255,000
     Long-term deferred tax asset                         894,781       878,091
     Investment securities available-for-sale,
        at fair value                                     771,825       370,840
     Equity investment in affiliate                          --         749,739
     Other                                                 30,596        46,591
                                                       ----------    ----------

         Total Other Assets                             1,937,202     2,300,261
                                                       ----------    ----------

         Total Assets                                  $9,270,078    $8,328,138
                                                       ==========    ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                      Page 4 of 17
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        MARCH 31,     JUNE 30,
                                                          2000          1999
                                                       ----------    ----------
                                                       (UNAUDITED)

Current Liabilities
     Accounts payable                                  $  387,851    $  346,504
     Accrued compensation and related costs               199,830       274,667
     Current portion of notes payable                      66,681        68,988
     Current portion of annuity and
        contractual obligation                             18,000        18,000
     Other accrued expenses                               551,105       452,017
                                                       ----------    ----------

         Total Current Liabilities                      1,223,467     1,160,176
                                                       ----------    ----------

     Notes payable-net of current portion               1,078,535     1,126,066
     Annuity and contractual obligations                  123,774       129,658
                                                       ----------    ----------

         Total Non-Current Liabilities                  1,202,309     1,255,724
                                                       ----------    ----------

         Total Liabilities                              2,425,776     2,415,900
                                                       ----------    ----------

Shareholders' Equity
     Common stock (Class A)-$.05 par value;
        non-voting; authorized, 7,000,000
        shares                                            314,974       314,974
     Common stock (Class C)-$.05 par value;
        voting; authorized, 1,750,000 shares               74,840        24,840
     Additional paid-in-capital                        10,565,919    10,586,628
     Treasury stock at cost, 276,746 and
        288,029 shares at March 31, 2000
        and June 30, 1999, respectively                  (627,903)     (648,830)
     Accumulated other comprehensive loss                 (68,195)      (74,938)
     Retained earnings                                 (3,415,333)   (4,290,436)
                                                       ----------    ----------

         Total Shareholders' Equity                     6,844,302     5,912,238
                                                       ----------    ----------

         Total Liabilities and Shareholders'
          Equity                                       $9,270,078    $8,328,138
                                                       ==========    ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                      Page 5 of 17
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

                                        NINE MONTHS ENDED           THREE MONTHS ENDED
                                            MARCH 31,                    MARCH 31,
                                    ------------------------    --------------------------
                                       2000         1999            2000          1999
                                    ----------   -----------    -----------    -----------
Revenue
     Investment advisory fee        $4,843,102   $ 3,910,186    $ 1,822,917    $ 1,366,658
     Transfer agent fee              2,243,584     2,572,308        701,770        848,889
     Custodial fee                     370,848       363,920        112,685        114,140
     Investment income                 619,885       196,745        583,402        183,975
     Other                             324,397       269,153        114,850        103,585
                                    ----------   -----------    -----------    -----------
                                     8,401,816     7,312,312      3,335,624      2,617,247
Expenses
     General and administrative      7,195,202     7,243,959      2,561,351      2,497,381
     Depreciation and
        amortization                   275,467       368,034         95,906        122,294
     Interest-note payable and
        other                           77,308        82,460         23,303         23,367
                                    ----------   -----------    -----------    -----------
                                     7,547,977     7,694,453      2,680,560      2,643,042
                                    ----------   -----------    -----------    -----------
Income (Loss) Before Minority
     Interest, Equity Interest
     and Income Taxes                  853,839      (382,141)       655,064        (25,795)

Equity in Net Gain (Loss)
  of Affiliate                          51,739      (367,358)          --         (113,066)
                                    ----------   -----------    -----------    -----------

Income (Loss) Before Income Taxes      905,578      (749,499)       655,064       (138,861)

Provisions for Federal Income
  Taxes
     Tax Expense                        30,473       232,639        213,507        132,363
                                    ----------   -----------    -----------    -----------

Net Income (Loss)                   $  875,105   $  (982,138)   $   441,557    $  (271,224)

Other comprehensive income
  (loss), net of tax:
     Unrealized gains (losses)
        on available-for-sale
        securities                       6,743       (12,813)       (12,322)       (19,020)
                                    ----------   -----------    -----------    -----------

Comprehensive Income (Loss)         $  881,848   $  (994,951)   $   429,235    $  (290,244)
                                    ==========   ===========    ===========    ===========


Basic and Diluted Net Income
   (Loss) Per Share                 $     0.12   $     (0.15)   $      0.06    $     (0.04)
                                    ==========   ===========    ===========    ===========

Weighted Average Number of
     Shares Outstanding
     Basic                           7,372,678     6,579,649      7,524,857      6,503,842
     Diluted                         7,373,648     6,581,532      7,534,164      6,510,578

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                      Page 6 of 17
--------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash Flows from Operating Activities:
     Net income (loss)                                 $  875,105    $ (982,138)
Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
        Depreciation and amortization                     275,467       368,034
        Net gain on sales of securities                  (450,588)      (77,523)
        Gain on changes of interest in
           affiliate                                         --        (104,573)
        Provision for deferred taxes                       13,574       232,639
Changes in assets and liabilities,
   impacting cash from operations:
        Restricted investments                             15,000        16,166
        Accounts receivable                              (354,251)      851,822
        Prepaid expenses and other                         48,828       (42,469)
        Trading securities                                497,640       (35,002)
        Accounts payable                                   41,347        61,094
        Accrued expenses                                   24,251      (183,299)
                                                       ----------    ----------
Total adjustments                                         111,268     1,086,889
                                                       ----------    ----------

Net Cash Provided by Operating Activities                 986,373       104,751
                                                       ----------    ----------
Cash Flows from Investing Activities:
     Net purchase of furniture and equipment             (104,783)     (165,281)
     Purchase of available-for-sale securities           (433,575)      (97,056)
                                                       ----------    ----------
Net Cash Used in Investing Activities                    (538,358)     (262,337)
                                                       ----------    ----------

Cash Flows from Financing Activities:
     Payments on annuity                                   (5,884)       (5,447)
     Payments on note payable to bank                     (49,838)      (42,168)
     Issuance of stock                                     29,291          --
     Treasury stock reissued                               55,394        52,491
     Purchase of treasury stock                           (34,467)     (227,017)
                                                       ----------    ----------
Net Cash Used in Financing Activities                      (5,504)     (222,141)
                                                       ----------    ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                             442,511      (379,727)

Beginning Cash and Cash Equivalents                     1,025,247     1,391,867
                                                       ----------    ----------

Ending Cash and Cash Equivalents                       $1,467,758    $1,012,140
                                                       ==========    ==========

Schedule of Non-Cash Investing and
  Financing Activities:

Receipt of trading securities in liquidation
  of equity investment                                 $  701,748          --

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                      Page 7 of 17
--------------------------------------------------------------------------------

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

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.

Note 2. Security Investments

The Company accounts for its investment securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the cost of investments classified as trading at March 31, 2000, and June 30, 1999, was $1,796,951 and $1,197,233, respectively. The market value of investments classified as trading at March 31, 2000, and June 30, 1999, was $1,582,068 and $884,837, respectively. The net unrealized holding gains on trading securities held at March 31, 2000, and 1999, which has been included in income for the nine-month period is $97,513 and $31,816, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at March 31, 2000, and June 30, 1999, was $875,150 and $484,382, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at March 31, 2000, and June 30, 1999, of $771,825 and $370,840, respectively, with $68,195 and
$74,938, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. These investments are primarily in private placements, which are restricted for sale as of the balance sheet dates. During the first nine months of fiscal year 2000 and 1999, the Company recorded unrealized gains of $0 and $344,394, respectively, on securities transferred from available-for-sale securities to trading securities.

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

U.S. Global receives additional revenue from several sources including custodian and administrative fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as gains on marketable securities transactions. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries primarily for investment advisory fees and transfer agent fees and are net of amounts payable to the mutual funds.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                      Page 8 of 17
--------------------------------------------------------------------------------

U.S. Global has voluntarily waived or reduced its advisory fee, has guaranteed that fund expenses will not exceed certain limits, and/or has agreed to pay expenses on several USGIF and USGAF funds for purposes of enhancing their performance. The aggregate amount of fees waived and expenses borne by the Company for the nine-month period ended March 31, 2000, and 1999, was $1,499,540 and $2,156,890, respectively. The aggregate amount of fees waived and expenses borne by the Company for the quarter ended March 31, 2000, and 1999, was $486,587 and $642,164, respectively. Investment advisory fees and transfer agent fees are recorded net of the above waivers.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 29, 2001, and on March 8, 2001, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Note 4. Note Payable

The Company has a note payable to a bank which is secured by land, an office building and related improvements. As of March 31, 2000, the balance on the note was $1,131,897. The loan is currently amortizing over a twenty-year period with payments of both principal and interest due monthly based on the Bank One, Texas, prime rate plus .25 percent. The current monthly payment is $11,750, and matures July 2001. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at March 31, 2000. Additionally, the Company believes it has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

Note 5. Income Taxes

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2000, the Company has net operating losses
(NOLs) of approximately $1.2 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $200,000 expiring between 2000 and 2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to March 31, 2000, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management has reduced the valuation allowance since prior fiscal year-end due to pro forma earnings indicating it is more likely than not that a portion of the NOL balance will be utilized in the current fiscal year. As such, management continues to include a valuation allowance of approximately $300,000 at March 31, 2000, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

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

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                      Page 9 of 17
--------------------------------------------------------------------------------

                                                          NINE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Unrealized gain (loss) on available-for-sale
  securities                                           $    6,743    $  (25,313)
Less: reclassification adjustment for (gain)
  loss included in net income                                --          12,500
                                                       ----------    ----------
Net unrealized gain (loss) on
  available-for-sale securities, net of tax            $    6,743    $  (12,813)
                                                       ==========    ==========

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

                                                    INVESTMENT
                                                    MANAGEMENT    CORPORATE
                                                    SERVICES      INVESTMENT     CONSOLIDATED
                                                   -----------    -----------    -----------
Nine months ended March 31, 2000:
   Net revenues                                    $ 7,853,675    $   548,141    $ 8,401,816
                                                   ===========    ===========    ===========

   Income (loss) before income taxes
   and equity interest                             $   305,698    $   548,141    $   853,839
   Equity in net income of affiliate                      --           51,739         51,739
                                                   -----------    -----------    -----------
   Net income (loss) before income taxes           $   305,698    $   599,880    $   905,578
                                                   ===========    ===========    ===========

   Depreciation and amortization                   $   275,467    $      --      $   275,467
                                                   ===========    ===========    ===========
   Interest expense                                $    77,308    $      --      $    77,308
                                                   ===========    ===========    ===========
   Capital expenditures                            $   104,783    $      --      $   104,783
                                                   ===========    ===========    ===========

   Gross identifiable assets at March 31, 2000     $ 5,913,591    $ 2,285,698    $ 8,199,289
      Deferred tax asset                                                           1,002,594
      Accumulated other comprehensive loss                                            68,195
                                                                                 -----------
   Consolidated total assets at March 31, 2000                                   $ 9,270,078
                                                                                 ===========

Nine months ended March 31, 1999:
   Net revenues                                    $ 7,202,973    $   109,339    $ 7,312,312
                                                   ===========    ===========    ===========

   Income (loss) before income taxes and
   equity interest                                 $  (491,480)   $   109,339    $  (382,141)
   Equity in net loss of affiliate                        --         (367,358)      (367,358)
                                                   -----------    -----------    -----------
   Net income (loss) before income taxes           $  (491,480)   $  (258,019)   $  (749,499)
                                                   ===========    ===========    ===========

   Depreciation and amortization                   $   368,034    $      --      $   368,034
                                                   ===========    ===========    ===========
   Interest expense                                $    82,460    $      --      $    82,460
                                                   ===========    ===========    ===========
   Capital expenditures                            $   165,281    $      --      $   165,281
                                                   ===========    ===========    ===========

   Gross identifiable assets at March 31, 1999     $ 5,203,342    $ 2,700,414    $ 7,903,756
      Deferred tax asset                                                             977,347
      Accumulated other comprehensive loss                                            88,557
                                                                                 -----------
   Consolidated total assets at March 31, 1999                                   $ 8,969,660
                                                                                 ===========

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                     Page 10 of 17
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2000
U.S. Global Investors, Inc. (the Company or U.S. Global) posted net income of $875,105 ($0.12 income per share) for the nine months ended March 31, 2000, compared to a net loss of $982,138 ($0.15 loss per share) for the nine months ended March 31, 1999. Revenues increased by approximately $1,090,000 due to increases in net advisory fees and investment income of $933,000 and $423,000, respectively. These increases were offset by decreases in transfer agent fees of $329,000. Total expenses declined approximately $146,000. Additionally, an equity interest in the net losses of the Guernsey Fund of $367,000 for the nine months ended March 31, 1999 had reversed into an approximate gain of $52,000 at the time of the Guernsey Fund's liquidation in September 1999.

QUARTER ENDED MARCH 31, 2000
The Company posted net income of $441,557 ($0.06 income per share) for the quarter ended March 31, 2000, compared to a net loss of $271,224 ($0.04 loss per share) for the quarter ended March 31, 1999. Revenues increased by approximately $718,000 due to increases in net advisory fees and investment income of $456,000 and $400,000, respectively. These increases were offset by decreases in transfer agent fees of $147,000. Total expenses remained relatively flat. Additionally, an equity interest in the net losses of the Guernsey Fund of $113,000 for the quarter ended March 31, 1999 is not applicable for the quarter ended March 31, 2000 due to the liquidation of the Guernsey Fund in September 1999.

ASSETS UNDER MANAGEMENT

The primary source of the Company's revenue is advisory fees that are dependent on the average net assets of the mutual funds managed by the Company. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, therefore affecting income and results of operations. As of April 30, 2000, total assets under management for U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) were approximately $1.09 billion and $298 million, respectively.

NINE MONTHS ENDED MARCH 31, 2000
Assets under management for USGIF for the nine months ended March 31, 2000, averaged $1.18 billion versus $1.26 billion for the nine months ended March 31, 1999. This decrease in average assets is primarily a result of a decrease in the value of gold-related assets, partially offset by increases in equity and emerging market assets. Assets under management for USGAF averaged $221 million for the nine months ended March 31, 2000, versus $127 million for the nine months ended March 31, 1999. This increase in average assets is primarily attributable to increases in the Bonnel Growth Fund.

QUARTER ENDED MARCH 31, 2000
Assets under management for USGIF for the quarter ended March 31, 2000, averaged $1.15 billion versus $1.28 billion for the quarter ended March 31, 1999. This decrease in average assets is primarily a result of a decrease in the value of gold-related and money market assets, partially offset by increases in emerging market assets. Assets under management for USGAF averaged $331 million for the quarter ended March 31, 2000, versus $134 million for the quarter ended March 31, 1999. This increase in average assets is primarily attributable to increases in the Bonnel Growth Fund.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                     Page 11 of 17
--------------------------------------------------------------------------------

REVENUES

NINE MONTHS ENDED MARCH 31, 2000
Total consolidated revenues increased approximately $1,090,000, or 15 percent. The net advisory fees increased nearly $933,000, or 24 percent. This was largely due to improved operational efficiency in the funds which has allowed the funds to remain competitive while reducing fund-related fee waivers by approximately $657,000. Gross advisory fees increased $279,000, or five percent, as continued declines in gold-related assets were exceeded by increases in equity and emerging market assets. Investment income increased $423,000, or 215 percent. The increase was a result of the sale of appreciated securities as part of the corporate investment process. This additional revenue offset a decrease of $329,000, or 12 percent, in transfer agency fees, which accompanied the decline in gold-related assets.

Earnings before interest and investment income (expense), taxes, depreciation, and amortization (EBITDA) for the nine-month period ended March 31, 2000, increased approximately $715,000, compared to the same period ended March 31, 1999. EBITDA for the nine-month period ended March 31, 2000, approximated $587,000 ($0.08 per share) compared to a loss of approximately $128,000 ($0.02 per share) for the same period ended March 31, 1999. This increase was primarily due to the increase in net advisory fees and offset by the decrease in transfer agency fees mentioned above .

QUARTER ENDED MARCH 31, 2000
Total consolidated revenues increased approximately $718,000, or 27 percent. The net advisory fees increased nearly $456,000, or 33 percent. This was largely due to improved operational efficiency in the funds which has allowed the funds to remain competitive while reducing fund-related fee waivers by approximately $156,000. Gross advisory fees increased $299,000, or 15 percent, as continued declines in gold-related and money market assets were exceeded by increases in equity and emerging market assets. Investment income increased $399,000, or 217 percent. The increase was a result of the sale of appreciated securities as part of the corporate investment process. This additional revenue offset a decrease of $147,000, or 17 percent, in transfer agency fees, which accompanied the decline in gold-related and money market assets.

Earnings before interest and investment income (expense), taxes, depreciation, and amortization (EBITDA) for the quarter ended March 31, 2000, increased approximately $255,000, compared to the same period ended March 31, 1999. EBITDA for the quarter ended March 31, 2000, approximated $191,000 ($0.03 per share) compared to a loss of approximately $64,000 ($0.01 per share) for the quarter ended March 31, 1999. This increase was due to the increase in net advisory fees and offset by the decrease in transfer agency fees mentioned above.

EXPENSES

NINE MONTHS ENDED MARCH 31, 2000
Total consolidated expenses for the nine months ended March 31, 2000, decreased almost $146,000, or two percent. This is attributable to a decrease in general and administrative expenses of the Company of almost $49,000, or one percent, for the nine months ended March 31, 2000. More specifically, the majority of the decrease in general and administrative expenses included decreases in salary expenses and travel expenses offset by increases in training costs and sub-advisory fees. Depreciation and amortization expenses decreased approximately $90,000, or 25 percent, as a portion of the Company's operating equipment reached the end of its depreciable life.

QUARTER ENDED MARCH 31, 2000
Total consolidated expenses for the quarter ended March 31, 2000, increased almost $38,000, or one percent. This is attributable to an increase in general and administrative expenses of the Company of almost $64,000, or three percent, for the quarter ended March 31, 2000. This increase was primarily caused by increases in sub-advisory fees which were offset by decreases in salary expenses and travel expenses. Depreciation and amortization expenses decreased approximately $26,000, or 22 percent, as a portion of the Company's operating equipment reached the end of its depreciable life.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                     Page 12 of 17
--------------------------------------------------------------------------------

BUSINESS SEGMENTS

The Company operates principally in two business segments: providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The Company's principal operations are located in San Antonio, Texas.

INVESTMENT MANAGEMENT SERVICES The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. See Note 3 for a detailed discussion of these services.

CORPORATE INVESTMENT Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company. These activities are reviewed and monitored by Company compliance personnel and various reports are provided to investment advisory clients. On March 31, 2000, the Company held approximately $2.4 million in investment securities. The value of these investments is approximately 25 percent of total assets and 34 percent of shareholders' equity at period end. Of the $2.4 million in investment securities, the Company classified approximately $1,582,000 as trading securities and approximately $772,000 as available-for-sale securities. Available- for-sale securities are primarily private placements. During the nine months ended March 31, 2000, there were realized gains of $450,588 from the sale of investments, compared with gains of $77,523 for the nine months ended March 31, 1999. The net change in the unrealized holding gains (losses) on trading securities held at March 31, 2000 and 1999, which has been included in earnings for the nine-month period, was $97,513 and $31,816, respectively.

On August 11, 1999, the Board of Directors of the U.S. Global Strategies Fund (the Guernsey Fund) voted to close the fund and redeem all outstanding shares. The Company received its proportionate share of the liquidation proceeds in securities during the second quarter of fiscal year 2000.

The table below summarizes operating income and net income by each segment.

                                                          NINE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Investment management services                         $  305,698    $ (491,480)
Corporate investment activity                             548,141       109,339
                                                       ----------    ----------
Income (loss) before income taxes and
  equity interest                                      $  853,839    $ (382,141)
Net income (loss)                                      $  875,105    $ (982,138)

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2000, the Company has net operating losses
(NOLs) of approximately $1.2 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $200,000 expiring between 2000 and 2001, and alternative minimum tax credits of $115,228 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management has reduced the valuation allowance due to pro forma earnings indicating it is more likely than not that a portion of the NOL balance will be utilized in the current fiscal year. As such, management has continued to include a valuation allowance of approximately $300,000 at March 31, 2000, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                     Page 13 of 17
--------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had net working capital (current assets minus current liabilities) of approximately $3.8 million and a current ratio of 4.1 to
1. With approximately $1.5 million in cash and cash equivalents and approximately $1.6 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $6.8 million, and cash, cash equivalents, and marketable securities comprise 33 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters, a long-term debt. The Company's cash flow is expected to be sufficient to cover current expenses, including debt service.

Management believes current cash reserves, financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

FORWARD-LOOKING INFORMATION

The Company has made forward-looking statements concerning the Company's performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company's business, and (iv) market, credit, and liquidity risks associated with the Company's investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward looking information not to place undue reliance on such statements. All such forward looking statements are current only as of the date on which such statements were made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's balance sheet includes assets whose fair value is subject to market risks. At March 31, 2000, the Company held approximately $2.4 million in securities (trading and available-for-sale categories) other than USGIF money market mutual fund shares.

Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or if not actively traded based on management's estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company's investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                     Page 14 of 17
--------------------------------------------------------------------------------

The table below summarizes the Company's equity price risks at March 31, 2000, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

                                                               ESTIMATED
                                           HYPOTHETICAL    FAIR VALUE AFTER    INCREASE (DECREASE) IN
                        FAIR VALUE AT       PERCENTAGE       HYPOTHETICAL       SHAREHOLDERS' EQUITY,
                       MARCH 31, 2000         CHANGE        PERCENT CHANGE           NET OF TAX
                       --------------     --------------    --------------           ----------
Trading Securities      $ 1,582,068        25% increase       $ 1,977,585            $  261,041
                                           25% decrease       $ 1,186,551            $ (261,041)
Available-for-Sale      $   771,825        25% increase       $   964,781            $  127,351
                                           25% decrease       $   578,869            $ (127,351)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                     Page 15 of 17
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

     11   Statement re: Computation of Per Share Income
     27   Financial Data Schedule

2. Reports on Form 8-K

     None

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                     Page 16 of 17
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            U.S. GLOBAL INVESTORS, INC.



DATED: May 15, 2000                         BY: /s/ Frank E. Holmes
                                                ---------------------
                                                Frank E. Holmes
                                                Chief Executive Officer

DATED: May 15, 2000                         BY: /s/ David J. Clark
                                                -------------------
                                                David J. Clark
                                                Chief Financial Officer
                                                Chief Operating Officer

DATED: May 15, 2000                         BY: /s/ Tracy C. Peterson
                                                ---------------------
                                                Tracy C. Peterson
                                                Chief Accounting Officer

U.S. Global Investors, Inc.
March 31, 2000, Quarterly Report on Form 10-Q                     Page 17 of 17
--------------------------------------------------------------------------------

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                     NINE MONTHS ENDED           THREE MONTHS ENDED
                                          MARCH 31,                   MARCH 31,
                                  ------------------------    ------------------------
                                     2000         1999           2000         1999
                                  ----------   -----------    ----------   -----------
Net income (loss)                 $  875,105   $  (982,138)   $  441,557   $  (271,224)
                                  ==========   ===========    ==========   ===========

Basic
Weighted average number shares
  outstanding during the period    7,372,678     6,579,649     7,524,857     6,503,842


Basic income (loss) per share     $     0.12   $     (0.15)   $     0.06   $     (0.04)
                                  ==========   ===========    ==========   ===========

Diluted
Weighted average number of
  shares outstanding during
  the period                       7,372,678     6,579,649     7,524,857     6,503,842

Effect of dilutive securities:
   Common stock equivalent
     shares (determined
     using the "treasury
     stock" method) repre-
     senting shares issuable
     upon exercise of
     preferred or common
     stock options                       970         1,883         9,307         6,736
                                  ----------   -----------    ----------   -----------
   Weighted average number
     of shares used in
     calculation of diluted
     income per share              7,373,648     6,581,532     7,534,164     6,510,578
                                  ==========   ===========    ==========   ===========

Diluted income (loss) per share   $     0.12   $     (0.15)   $     0.06   $     (0.04)
                                  ==========   ===========    ==========   ===========