Form 10-K405
period 2000-06-30
U S GLOBAL INVESTORS INC
filed 2000-09-28
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

                                       OR

[     ]

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from to ______


                         Commission File Number 0-13928
                           U.S. GLOBAL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


                                  Texas
     (State or other jurisdiction of incorporation or organization)

                                   74-1598370
                      (I.R.S. Employer Identification No.)

                  7900 Callaghan Road, San Antonio, Texas 78229
               (Address of Principal Executive Offices) (Zip Code)

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

The aggregate market value of the 4,109,064 shares of non-voting class A common stock held by non-affiliates of the registrant on September 19, 2000 (based on the last sale price on the Nasdaq as of such date), was $6,422,467. Registrant's only voting stock is its class C common stock, par value of $0.05 per share, for which there is no active market. The aggregate value of the 104,589 shares of the class C common stock held by non-affiliates of the registrant on September 19, 2000 (based on the last sale price of the class C common stock in a private transaction) was $52,294. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant.

On September 19, 2000, there were 6,299,474 shares of Registrant's class A common stock issued and 6,034,794 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B non-voting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock outstanding, .

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report To Shareholders for the fiscal year ended June 30, 2000, are incorporated by reference in Part I, Item 1 and Part II, Items 6, 7, 7A, 8 and Part III, Item 13 of this Form 10-K.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                     Page 2 of 47



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

PART II
     Item 5. Market for Company's Common Equity and Related Shareholder
               Matters.......................................................4
     Item 6. Selected Financial Data.........................................5
     Item 7. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................5
     Item 7A. Market Risk Disclosures........................................5
     Item 8. Financial Statements and Supplementary Data.....................5
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................5

PART III
     Item 10. Directors and Executive Officers of the Company................6
     Item 11. Executive Compensation.........................................7
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management..................................................11
     Item 13. Certain Relationships and Related Transactions................12

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports on
                Form 8-K....................................................13

SIGNATURES..................................................................16

EXHIBIT 11--SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE...............17

EXHIBIT 13--ANNUAL REPORT...................................................18

EXHIBIT 21--SUBSIDIARIES OF THE COMPANY, JURISDICTION OF INCORPORATION,
      AND PERCENTAGE OF OWNERSHIP...........................................45

EXHIBIT 23.1--CONSENT OF INDEPENDENT ACCOUNTANT, ERNST & YOUNG LLP..........46

EXHIBIT 23.2--CONSENT OF INDEPENDENT ACCOUNTANT,
      PRICEWATERHOUSECOOPERS LLP............................................47

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                     Page 3 of 47



                                     PART I

ITEM 1. BUSINESS

There is incorporated in this Item 1 by reference that portion of the U.S. Global Investors, Inc. (U.S. Global or Company) Annual Report to Shareholders, attached to this Form 10-K as Exhibit 13, appearing under the caption "The Company."


ITEM 2. PROPERTIES

The Company presently occupies an office building as its headquarters in San Antonio, Texas. The office building is approximately 46,000 square feet on approximately 2.5 acres of land. The Company and its subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc., Security Trust & Financial Company (STFC), U.S. Global Brokerage, Inc. (USGB), and U.S. Global Administrators, Inc. (USGA) occupy approximately 95% of the building.


ITEM 3. LEGAL PROCEEDINGS

Except as described in the following paragraph, there is no material legal proceeding to which the Company is involved. There are no material legal proceedings to which any director, officer or affiliate of the Company or any associate of any such director or officer is a party or has a material interest, adverse to the company or any of its subsidiaries.

In August 2000, a suit was filed against U. S. Global Investors, Inc. (USGI) and other defendants in state court alleging negligence, breach of contract and fraud with regard to processing of certain checks drawn on plaintiff's accounts held in U.S. Global Investors Funds. USGI denies all allegations and the suit is in the discovery stage.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2000.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                     Page 4 of 47



                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The Company has three classes of common equity: Class A, class B and class C common stock, par value $0.05 per share.

There is no established public trading market for the Company's class B and class C common stock.

The Company's class A common stock is traded over-the-counter and is quoted daily under the Nasdaq Small Cap Issues. Trades are reported under the symbol "GROW."

The following table sets forth the range of high and low closing bid quotations from Nasdaq for the fiscal years ended June 30, 2000 and 1999. The quotations represent prices between dealers and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                   BID PRICE ($)
                                      ------------------------------------
                                            2000                1999
                                      ----------------    ----------------
                                       HIGH       LOW      HIGH      LOW
                                      ------    ------    ------    ------
      First Quarter (9/30)            $1.625    $1.000    $1.875    $1.375
      Second Quarter (12/31)          $1.563    $1.313    $1.750    $1.313
      Third Quarter (3/31)            $2.500    $1.375    $2.906    $1.500
      Fourth Quarter (6/30)           $1.750    $1.438    $1.688    $1.250

HOLDERS

On September 19, 2000, there were 299 holders of record of the class A common stock, no holders of record of class B common stock, and 71 holders of record of class C common stock.

Many of the class A common shares are held of record by nominees, and management believes that as of September 19, 2000, there were approximately 1,000 beneficial owners of the Company's class A common stock.

DIVIDENDS

The Company has not paid cash dividends on its class C common stock during the last fourteen fiscal years, and has never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company's board of directors and is dependent upon earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

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

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                     Page 5 of 47


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

ITEM 7A. MARKET RISK DISCLOSURES

There is incorporated by reference in this Item 7A that portion of the Company's Annual Report to Shareholders appearing under the caption "Annual Status Report."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and notes thereto located in the Company's Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within twenty-four months prior to the date of Company's most recent financial statement, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles or practices or financial statement disclosure has been filed with the Commission.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                     Page 6 of 47



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

       NAME           AGE                        POSITION
-------------------   ---    ---------------------------------------------------
David J. Clark        39     Chief  Financial  Officer of the Company  since May
                             1997 and Chief  Operating  Officer  since  December
                             1997.  Since  May 1997 Mr.  Clark  has  served  and
                             continues  to serve in various  positions  with the
                             Company,  its  subsidiaries,   and  the  investment
                             companies  it  sponsors.  Mr.  Clark  served  as  a
                             Foreign   Service  Officer  with  U.S.  Agency  for
                             International  Development  in  the  U.S.  Embassy,
                             Bonn, West Germany from May 1992 to May 1997.

Frank E. Holmes       45     Chairman  of  the  Board  of  Directors  and  Chief
                             Executive  Officer of the Company since October 27,
                             1989,  and Chief  Investment  Officer since June 4,
                             1999.  Since October 1989 Mr. Holmes has served and
                             continues  to serve in various  positions  with the
                             Company,  its  subsidiaries,   and  the  investment
                             companies it sponsors.  Mr.  Holmes has also served
                             as  Director  of 71316  Ontario,  Inc.  since April
                             1987.  Director,  President,  and Secretary of F.E.
                             Holmes Organization, Inc. since July 1978. Director
                             of  USACI  since   February   1995,   Director  and
                             President  from  February  1995 to June  1997.  Mr.
                             Holmes has served as director of Franc-Or Resources
                             Corporation   since   June   2000   and   Broadband
                             Collaborative Solutions since May 2000.

Thomas F. Lydon, Jr.   40    Director of the Company  since June 1997.  Chairman
                             of  the  Board  and   President  of  Global  Trends
                             Investments  since  April  1996.  President,   Vice
                             President and Account Manager with Fabian Financial
                             Services,  Inc.  from  April  1984 to  March  1996.
                             Member   of   the   Advisory   Board   for   Schwab
                             Institutional from 1989 to 1991 and from 1995 to 1996. Member of the Advisory Board of Rydex Series
                             Trust since January 1999.  Fund Relations Chair for
                             SAAFTI since 1994.

Susan B.  McGee        41    President  of  the  Company  since  February  1998,
                             General  Counsel since March 1997.  Since September
                             1992 Ms. McGee has served and continues to serve in
                             various    positions   with   the   Company,    its
                             subsidiaries,   and  the  investment  companies  it
                             sponsors.

J. Stephen Penner      59    Director  since May 1997.  Senior Vice President of
                             LCG Associates, and since March 1982 has held various positions with that Company. Senior Vice
                             President  of LCG  Holdings,  Inc.  since  November
                             1992. Mr. Penner currently serves as President and CEO of Fiduciary Advisory and Management Co., Inc.

Jerold H. Rubinstein   62    Director  of  the  Company   since   October  1989.
                             Chairman and Chief Executive Officer of Xtra Music since July 1997. Chairman of the Board of Directors and Chief Executive Officer of DMX Inc. from May
                             1986 to July 1997.

Roy D. Terracina       54    Director of the  Company  since  December  1994 and
                             Vice  Chairman of the Board of Directors  since May
                             1997.  Director of STFC since August 1992. Owner of
                             Sunshine Ventures, Inc., an investment company, since January 1994.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                     Page 7 of 47



The members of the board of directors are elected for one-year terms or until their successors are elected and qualified. The board of directors appoints the executive officers of the Company. The Company's Compensation Committee consists of Messrs. Holmes, Terracina and Rubinstein. The Company's Audit Committee consists of Messrs. Rubinstein and Terracina. The Stock Option Committee consists of Messrs. Rubinstein and Terracina. The Company does not have a Nominating Committee.

COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10% of the Company's class A common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2000, all Section 16(a) filing requirements applicable to its directors, officers and more than 10% beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                    ANNUAL COMPENSATION                                         AWARDS
    -------------------------------------------------------------------------         --------------------------
             (a)              (b)         (c)         (d)            (e)                 (f)             (g)
    -------------------       ----    ----------    --------   --------------         -----------    -----------
                                                                    OTHER
          NAME AND                                                 ANNUAL              RESTRICTED     NUMBER OF
     PRINCIPAL POSITION                                            COMPEN-               STOCK         OPTIONS/
       DURING FY 2000         YEAR      SALARY        BONUS       SATION(1)             AWARDS         SARS(2)
    -------------------       ----    ----------    --------   --------------         -----------    -----------
    Frank E. Holmes           2000     $318,280     $ 58,602   $48,640(3)             $50,000 (4)           __
      Chairman, Chief         1999      318,280       92,054       41,780                     338           __
      Executive Officer       1998      315,917      164,902       37,405                      __           __

    Susan B. McGee            2000      135,886       55,857           __                      --       15,000
      President,              1999      132,408       43,491           __                     338           __
      General Counsel         1998      104,786        5,439           __                   1,328           __

    The Company has intentionally omitted columns (h) and (i) as they are not applicable.

    Includes amounts identified for 401(k) contributions (calculable through the end of June 30, 2000, fiscal year) and amounts for Company savings plans
    (calculable through the end of the June 30, 2000, fiscal year).

    ------------------------
    (1) The Company believes that the aggregate amounts of such omitted personal benefits  do not  exceed  the  lesser of  $50,000 or 10% of the total of annual  salary and bonus  reported  in columns (c) and (d) for the named executive officers.

    (2) All options pertain to Company class A common stock.

    (3) Includes  directors fees of $32,000 paid by the Company.

    (4) Includes the board's issuance, in June 1999, of 1,000,000 shares of class C common stock to be vested over a ten-year period beginning with fiscal year 1998, with an annual compensation value of $50,000. Mr.
        Holmes will be fully vested on June 30, 2008. Issuance was in part to compensate him for his efforts and upon cancellation of Mr. Holmes' warrants and option to acquire 986,122 shares of class C common stock.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                     Page 8 of 47



INCENTIVE COMPENSATION

Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee's annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements.

PROFIT SHARING PLAN

In June 1983, the Company adopted a profit sharing plan in which all qualified employees who have completed one year of employment with the Company are included. Subject to board action, the Company may contribute up to 15% of its net income before taxes during each fiscal year, limited to 15% of qualifying salaries, to a profit sharing plan, the beneficiaries of which are the eligible employees of the Company. The Company's contribution to the plan is then apportioned to each employee's account in the plan in an amount equal to the percentage of the total basic compensation paid to all eligible employees, which each employee's individual basic compensation represents. For the fiscal year ended June 30, 2000, the Company did not contribute to the profit sharing plan. There have been no recent material changes to the plan.

401(k) PLAN

The Company adopted a 401(k) plan in October 1990 for the benefit of all employees. The Company will match a certain percentage of a participating employee's pay deferment. The Company will make contributions to participants' accounts subsequent to the end of each plan year if the employee is still employed at the end of the plan year.

SAVINGS PLANS

The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies, which essentially all such employees accepted. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. Beginning in fiscal year 1997, a similar savings plan utilizing UGMA accounts has been offered to employees to save for their children's education.

STOCK OPTION PLANS

In March 1985, the board of directors of the Company adopted an Incentive Stock Option Plan (1985 Plan), giving certain executives and key salaried employees of the Company and its subsidiaries options to purchase shares of the Company's class A common stock. The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991, it was amended to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. As of June 30, 2000, under this plan, 202,500 options were granted, 88,000 options had been exercised, 110,500 options had expired and 4,000 options remained outstanding. The 1985 Plan, as amended, terminated on December 31, 1994.

In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 2000, there were no grants. As of June 30, 2000, under this amended plan, 876,700 options had been granted, 393,000 options had been exercised, 265,900 options had expired and 217,800 options remained outstanding.

The board of directors, at a meeting held on July 14, 1992, amended the Stock Option Agreement for stock options granted during November 1989 to provide for an option period of ten years. All optionees accepted the amendment.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                     Page 9 of 47



In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 2000, there were 72,000 options granted. As of September 19, 2000, grants covering 6,000 shares have been exercised under the 1997 Plan, and grants covering 75,500 shares have expired and 159,000 remained outstanding.

Shares available for stock option grants under the 1989 Plan and the 1997 Plan aggregate to approximately 189,200 and 29,000 shares, respectively, on September 19, 2000.

The following table shows, as to each officer of the Company listed in the cash compensation table, grants of stock options and freestanding stock appreciation rights made during the last fiscal year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
    ----------------------------------------------------------------------------------------------------------
                                                                                            POTENTIAL REALIZED
                                                                                             VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF
                                                                                                STOCK PRICE
                                                                                               APPRECIATION
                                INDIVIDUAL GRANTS                                             FOR OPTION TERM
    ---------------------------------------------------------------------------------       -------------------
          (a)                  (b)                (c)            (d)          (e)             (f)         (g)
    ---------------          --------         -----------       ------     ----------       -------     -------
                             NUMBER OF        % OF TOTAL
                            SECURITIES       OPTIONS/SARS
                            UNDERLYING        GRANTED TO     EXERCISE OF
                           OPTIONS/SARS      EMPLOYEES IN    BASE PRICE    EXPIRATION
            NAME              GRANTED         FISCAL YEAR       ($/SH)        DATE          5% ($)      10% ($)
    ---------------          --------         -----------       ------     ----------       -------     -------
    Frank E. Holmes               0/0              0/0             $0              --            $0          $0
    Susan B. McGee           15,000/0           15.95%          $1.50      12-03-2009       $12,630     $33,435

The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values.

          (a)                    (b)             (c)                (d)                (e)
    ---------------          -----------       --------       ---------------     --------------
                                                                 NUMBER OF
                                                                SECURITIES           VALUE OF
                                                                UNDERLYING          UNEXERCISED
                                                                UNEXERCISED        IN-THE-MONEY
                                                               OPTIONS/SARS        OPTIONS/SARS
                               NUMBER OF                         AT FY END         AT FY END ($)
                                SHARES                        ---------------     --------------
                              ACQUIRED ON         VALUE         EXERCISABLE/        EXERCISABLE/
             NAME              EXERCISE         REALIZED       UNEXERCISABLE       UNEXERCISABLE
    ---------------          -----------       --------       ---------------     --------------
    Frank E. Holmes               0                0             101,000/0             $0/$0
    Susan B. McGee                0                0              51,000/0             $0/$0

COMPENSATION OF DIRECTORS

The Company may grant non-employee directors options under the Company's 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $3,000 in any quarter paid in advance. During the fiscal year ended June 30, 2000, the non-employee directors each received cash compensation of $12,000. Mr. Terracina is also a director of STFC for which he received cash compensation of $3,600. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                    Page 10 of 47


REPORT ON EXECUTIVE COMPENSATION

The board appointed Messrs. Holmes, Terracina, and Rubinstein as members of the Executive Compensation Committee during fiscal year 1997, and they continue to serve on the committee. There are no compensation committee interlocks to report. Mr. Holmes served as an employee and officer of the Company. The board of directors reviews Mr. Holmes' compensation annually to determine an acceptable base compensation, reflecting an amount competitive with industry peers and taking into account the relative cost of living in San Antonio, Texas. The board of directors also reviews Mr. Holmes' performance in managing the Company's securities portfolio with respect to which he is paid a cash bonus, which bonus is paid periodically throughout the year. During fiscal year 1999, Mr. Holmes, in addition to his other duties, became the Company's chief investment officer responsible for supervising management of clients' portfolios. In June 1999, in part to compensate him for these efforts and upon cancellation of Mr. Holmes' warrants and option to acquire 986,122 shares of class C common stock, the board approved the issuance of 1,000,000 shares of class C common stock to Mr. Holmes to be vested over a ten-year period beginning with fiscal year 1998, with an annual compensation value of $50,000. Mr. Holmes will be fully vested on June 30, 2008.

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

The Company has utilized option grants under the 1985 Plan, the 1989 Plan, and the 1997 Plan to induce qualified individuals to join the Company with a base pay consistent with the foregoing, thereby providing the individual with an opportunity to benefit if there is significant Company growth. Similarly, options have been utilized to reward existing employees for long and faithful service and to encourage them to stay with the Company. Messrs. Penner, Rubinstein, and Terracina constitute the Stock Option Committee of the board of directors. This committee acts upon recommendations of the Chief Executive Officer and President.

COMPANY PERFORMANCE PRESENTATION

The graph below compares the cumulative total return for the Company's class A common stock to the cumulative total return for the Financial Times Gold Mines Index, S&P 500 Composite Index, and Russell 2000 Index for the Company's last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 1995, and that all dividends are reinvested.

[GRAPHIC:Linear chart plotted from data in table below.]

                                        U.S. GLOBAL
                                         INVESTORS
                       FT GOLD            CLASS A      S&P 500         RUSSELL
                        MINES             COMMON      COMPOSITE         2000
   DATE                 INDEX              STOCK        INDEX           INDEX
---------            -----------           -----     -----------     -----------
30-Jun-93                    100             100             100             100
30-Jul-93            106.3136446           112.5     99.46729408     101.3327619
31-Aug-93            98.74168255              95     102.8921492     105.5024641
30-Sep-93            88.09430028              80     101.8644707        108.3994
29-Oct-93            103.6168749              95     103.8399219     111.0692093
30-Nov-93            101.3397195            97.5     102.4992786     107.3109064
31-Dec-93            116.8701717           112.5      103.533616     110.8163703
31-Jan-94            113.6750117             115     106.8985417      114.214699
28-Feb-94            106.2474726             105     103.6867689     113.7904435
31-Mar-94            106.8960628           107.5     98.94346658     107.5894579
29-Apr-94            99.59561585            87.5     100.0843451     108.2279837
31-May-94            102.6432019            97.5     101.3273256     106.8266552
30-Jun-94            100.3046011            92.5     98.61052538     102.9740733
29-Jul-94            103.0108238              85      101.715757     104.5896722
31-Aug-94            109.3607054              85     105.5423612     110.2721234
30-Sep-94            122.0641448            92.5     102.7034826     109.7578744
31-Oct-94            113.2228367            82.5     104.8431847     109.2864795
30-Nov-94            99.22431767              75     100.7013961     104.6710949
30-Dec-94            103.7633985              65     101.9399374     107.2894793
31-Jan-95            86.01881174            67.5     104.4148003      105.785301
28-Feb-95            90.88192508            67.5     108.1814752     109.9507178
31-Mar-95            101.3491726            67.5      111.137993     111.7505892
28-Apr-95            101.3260649            67.5     114.2454443     114.0647097
31-May-95            99.84087221              55     118.3938916     115.8131562
30-Jun-95                  10000           10000           10000           10000
31-Jul-95            10116.88595           10000     10317.76044     10567.28837
31-Aug-95            10233.72001     9523.809524     10314.45617     10764.37612
29-Sep-95            10301.99427           10000     10728.04039     10943.13013
31-Oct-95            8938.584295     8095.238095     10674.62139     10444.94588
30-Nov-95            9791.649373     7142.857143     11112.80404     10879.66717
29-Dec-95            9927.056529      6190.47619     11306.65443     11140.21789
31-Jan-96            11962.21051     11428.57143     11675.44745     11119.41614
29-Feb-96            12141.04134     10952.38095     11756.40202     11456.12241
29-Mar-96            12108.92753      10415.2381     11849.47223     11662.02447
30-Apr-96            12070.79563     10476.19048     12008.62781     12279.37806
31-May-96            12331.70084     12857.14286     12283.06563     12757.81828
28-Jun-96            10462.61517     10952.38095     12310.78476     12220.49854
31-Jul-96            10353.92629     9047.619048     11747.59064     11141.27561
30-Aug-96            10539.08649     9523.809524     11968.60945     11771.67436
30-Sep-96             9607.37113           10240     12616.98027     12212.74195
31-Oct-96            9741.844443     9047.619048     12946.67279     12007.54504
29-Nov-96            9728.822528     9047.619048     13896.64984     12484.92755
31-Dec-96            9460.602225     9047.619048     13597.79715     12784.61376
31-Jan-97             8810.95916     10476.19048     14431.57412     13025.77301
28-Feb-97            9896.084087     9047.619048     14517.11794     12694.35532
31-Mar-97            8492.415124     7859.047619     13898.48554     12077.70687
30-Apr-97            7619.116793     6666.666667     14710.23405     12093.22004
30-May-97            8144.610691     6906.666667     15571.91372     13424.53196
30-Jun-97            7226.072881     7619.047619     16248.55438     13974.89687
31-Jul-97            7336.629451     9047.619048     17517.94401     14613.40479
29-Aug-97            7325.112061     9287.619048     16511.61083     14928.95674
30-Sep-97            7911.980161     8335.238095     17389.26113     16000.42309
31-Oct-97            6441.593343     8335.238095     16789.72006     15275.53503
28-Nov-97            5071.905869     8571.428571     17538.32033     15157.77598
31-Dec-97            5490.059766     7142.857143     17814.22671      15408.1021
30-Jan-98            5799.317257     7619.047619      17995.0436     15162.35941
27-Feb-98            5587.957583     9047.619048     19262.78109     16282.83327
31-Mar-98            5940.898149           10000      20224.8738     16947.43151
30-Apr-98            6736.272516     9763.809524     20408.44424     17025.34993
29-May-98            5639.993359     8571.428571      20024.2313     16099.14325
30-Jun-98             5156.15921     7619.047619     20813.95135     16126.29129
31-Jul-98            4672.480701      6190.47619     20572.18908     14799.21024
31-Aug-98            3639.806591     5478.095238     17572.83157     11915.17117
30-Sep-98            5711.639827     5954.285714     18669.29784     12819.16581
30-Oct-98            5774.829833     5001.904762      20168.3341     13332.86324
30-Nov-98            5474.028804     5954.285714     21360.80771     14023.55181
31-Dec-98            4848.146842     5954.285714     22565.02983     14877.12865
29-Jan-99             4836.00689      6190.47619     23490.40844     15062.58153
26-Feb-99            4520.990703     7859.047619     22732.07894     13829.98978
31-Mar-99             4508.38383     5714.285714     23613.95135     14019.32095
30-Apr-99            5281.345978     5238.095238      24509.9587     15259.66929
31-May-99            4297.335436     5478.095238     23897.93483     15466.62906
30-Jun-99            4591.651448     4761.904762     25198.89858     16136.51588
30-Jul-99            4381.848178     5238.095238     24391.37219     15681.34541
31-Aug-99            4658.888105     5478.095238     24238.82515     15084.08843
30-Sep-99            5858.771893     5714.285714     23546.76457     15065.40211
29-Oct-99            5082.593177      6190.47619     25019.36668     15112.64676
30-Nov-99            4856.292023     5714.285714      25496.2827     16009.58996
31-Dec-99            4815.981157     5714.285714     26971.08765     17796.07235
31-Jan-00            4250.020752      6190.47619      25598.1643     17495.68099
29-Feb-00            4384.182784     8335.238095     25083.43277     20368.43775
31-Mar-00            4055.418361      6190.47619     27509.49977     19006.80464
28-Apr-00            3923.746576     5714.285714     26662.32217     17848.95815
31-May-00            4042.240807      6430.47619     26078.01744     16788.77411
30-Jun-00            4189.113472     6666.666667     26702.15695     18236.08222

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                    Page 11 of 47


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Class C Common Stock (Voting Stock). At September 19, 2000, there were 1,496,800 shares of the Company's class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

                                    PERCENT OF SHARES
     NAME AND ADDRESS OF            BENEFICIALLY OWNED    ISSUED OUTSTANDING
     BENEFICIAL OWNER                 CLASS C COMMON            SHARES
     --------------------           ------------------    ------------------
     Frank E. Holmes
     7900 Callaghan Road
     San Antonio, TX 78229            1,392,211(1)             93.01%

     ------------------------
     (1) Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a ten-year period and will be fully vested on June 30, 2008; 102,280 shares owned by F. E. Holmes Organization Inc.; 285,000 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.

CLASS A COMMON STOCK (NON-VOTING STOCK). At September 19, 2000, there were 6,034,794 shares of the Company's class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

                                                                   CLASS A
     NAME AND ADDRESS OF                         BENEFICIALLY    COMMON SHARES
     BENEFICIAL OWNER                               OWNED       PERCENT OF CLASS
     ------------------------------------        ------------   ----------------
     Frank E. Holmes - San Antonio, TX            286,966(1)        4.75%(5)
     Mason Hill Asset Management,
       Inc. - New York, NY                        409,000(2)          6.77%
     Royce & Associates, Inc. - New York, NY      386,205(3)          6.39%
     Heartland Advisors, Inc. - Milwaukee, WI     600,000(4)          9.94%

     ------------------------
     (1) Detail of beneficial ownership set forth below under "Security Ownership of Management."

     (2)  Mason  Hill  Asset  Management,  Inc.  owns  250,500  shares or 4.15%.
          Equinox Partners, LP owns 158,500 shares or 2.62%. Mason Hill Asset Management, Inc. and Equinox Partners, L.P. may be deemed to be under the common control of William W. Strong. Information is from Schedule 13D filed with the SEC on March 18, 1996.

     (3) Information is from Schedule 13G, dated March 9, 2000, filed with the SEC.

     (4) Information is from Schedule 13G, dated January 18, 2000, filed with the SEC.

     (5) Prior to their expiration in November 1999, Mr. Holmes owned an additional 100,000 exercisable options. Prior to their expiration, Mr. Holmes' beneficial ownership was approximately 6.41%.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of September 19, 2000, information regarding the beneficial ownership of the Company's class A and class C common stock by each director and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                    Page 12 of 47


                                CLASS C COMMON STOCK     CLASS A COMMON STOCK
                                --------------------     --------------------
                                  NUMBER OF                NUMBER OF
     BENEFICIAL OWNER              SHARES        %           SHARES       %
     ----------------           ------------   -----      ------------   ----
     Frank E. Holmes            1,392,211(1)   93.01       286,966(2)    4.75
     Thomas F. Lydon, Jr.                --      --         10,000(3)     .16
     Susan B. McGee                      --      --         67,035(3)    1.11
     J. Stephen Penner                   --      --         10,000(3)     .16
     Jerold H. Rubinstein                --      --         50,000(3)     .82
     Roy D. Terracina                    --      --         89,100(3)    1.47
     All directors and
       executive officers
       as a group (7 persons)   1,392,211      93.01       530,343(4)    8.79

     ------------------------
     (1) Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a period of ten years and will be fully vested on June 30, 2008; 102,280 shares owned by F. E. Holmes Organization Inc.; 285,000 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.

     (2) Includes 85,966 shares and options to obtain 101,000 shares of class A common stock as well as 100,000 shares of class A common stock held by F.E. Holmes Organization, Inc., a corporation wholly owned by Mr. Holmes. Mr. Holmes' 85,966 shares also include 1,300 shares of class A common stock owned separately by Mr. Holmes' wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of class A common stock.

     (3) Includes shares of class A common stock underlying presently exercisable options held directly by each individual as follows: Mr. Holmes - 101,000 shares; Mr. Lydon - 10,000 shares; Ms. McGee - 51,500 shares; Mr. Penner - 10,000 shares; Mr. Rubinstein - 40,000 shares; and Mr. Terracina - 51,000 shares.

     (4) Includes the shares underlying presently exercisable options held by the directors and officers listed above and beneficial ownership of an additional 17,242 of class A common stock or its underlying presently exercisable options held by officers other than those listed above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 by reference that portion of the U.S. Global Investors, Inc. Annual Report to Shareholders, attached to this Form 10-K as
Exhibit 13, appearing under Note 13 to the Consolidated Financial Statements.

Frank E. Holmes, director and Chief Executive Officer of the registrant, has, throughout the year, received loans from the registrant. In November 1999 these loans had an accumulated balance of $121,234. As of September 22, 2000, these loans had an accumulated balance of $18,081. These loans were made against bonuses owned to Mr. Holmes. No interest was charged on these loans.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                    Page 13 of 47


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

     The Consolidated Financial Statements are incorporated herein by reference to the Company's Annual Report to Shareholders as an exhibit hereto (see
     Item 8):

     o  Reports of  Independent  Accountants

     o  Consolidated Balance Sheets at June 30, 2000 and 1999

     o Consolidated Statements of Operations for the three years ended June 30, 2000

     o Consolidated Statements for Cash Flows for the three years ended June 30, 2000

     o Consolidated Statements of Shareholders' Equity for the three years ended June 30, 2000

     o  Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     None.

3.   Exhibits

     3.1 Third Restated and Amended Articles of Incorporation of Company, incorporated by reference in the Company's Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession Number 0000754811-96-000025).

     3.2 By-Laws of Company, incorporated by reference to Exhibit D of the Company's Registration Statement No. 33- 33012 filed on Form S-8 with the Commission on January 30, 1990, as amended, included herein for purposes of entering into EDGAR date base.

     10.1 Advisory Agreement dated October 27, 1989, by and between Company and United Services Funds (USF), incorporated by reference to Exhibit
          (4)(b) to the Company's Form 10-K for fiscal year ended June 30, 1990 (EDGAR Accession No. 0000101507-99-000019).

     10.2 Advisory Agreement dated September 21, 1994, by and between Company and Accolade Funds, incorporated by reference to Exhibit 10.2 to Company's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

     10.3 Sub-Advisory Agreement dated September 21, 1994, by and between Company and Accolade Funds/Bonnel Growth Fund and Bonnel, Inc., incorporated by reference to Exhibit 10.3 to Company's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

     10.4 Transfer Agency Agreement dated September 21, 1994, by and between United Shareholder Services , Inc. (USSI) and Accolade Funds/Bonnel Growth Fund, incorporated by reference to Exhibit 10.4 to Company's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

     10.5 Transfer Agent Agreement by and between USSI and USF, incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the fiscal year ended June 30, 1989; Transfer Agency Agreement, as amended, between U.S. Global Investors Funds and United Shareholder Services, Inc. dated November 1, 1988, incorporated by reference to Post Effective Amendment No. 79 filed September 3, 1996 (EDGAR Accession No. 0000101507-96-000065).

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                    Page 14 of 47


10.6 Loan Agreement between Company and Bank One, dated April 12, 1994, and Modification Agreement, dated February 28, 1995, for $1,385,000 for refinancing new building, incorporated by reference to Exhibit 10.8 to Company's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95- 000002).

10.6 United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company's Registration Statement No. 33-3012, Post- Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No.754811-97-000004).

10.7 United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) to the Company's Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 754811-97-000004).

10.8  U.S.  Global  Investors,   Inc.  1997  Non-Qualified  Stock  Option  Plan,
      incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 7548111-97-000003).

10.9 Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co. of Massachusetts incorporated by reference to Post-Effective Amendment No. 82 dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

10.10 Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. of Massachusetts incorporated by reference to Post-Effective Amendment No. 13 dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

10.11 Amendment dated May 14, 1999, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. of Massachusetts incorporated by reference to Post- Effective Amendment No. 16 dated February 29, 1999 (EDGAR Accession No. 0000902042-99-000004).

10.12 Distribution Agreement by and between USGB and U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 to Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.13 Distribution Agreement by and between USGB and U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 to Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.14 Statement re: Computation of Per Share Earnings, filed herein.

13    Annual Report to Shareholders, filed herein.

21    List of Subsidiaries of the Company, filed herein.

23.1  Consent of Independent Accountant, Ernst & Young LLP, filed herein.

23.2 Consent of Independent Accountant, PricewaterhouseCoopers LLP, filed herein.

24.1 Power of Attorney, incorporated by reference to Exhibit 24.1 to Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

24.2 Power of Attorney, incorporated by reference to Exhibit 24.2 to Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                    Page 15 of 47


27    Financial Data Schedule, filed herein.

(b)   Reports on Form 8-K

      None.

U.S. Global Investors, Inc.
Annual Report on Form 10-K 2000                                    Page 16 of 47


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U.S. GLOBAL INVESTORS, INC.

                                       By:  /s/ Susan B. McGee
                                           ------------------------------
                                           SUSAN B. MC GEE
Date: September 29, 2000                   President, General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           CAPACITY IN WHICH SIGN           DATE

/s/ Frank E. Holmes
-------------------------------
FRANK E. HOLMES                     Chairman of the Board     September 29, 2000
                                      of Directors
                                    Chief Executive Officer
                                    Chief Investment Officer

* /s/ Thomas F. Lydon, Jr.
-------------------------------
THOMAS F. LYDON, JR.                Director                  September 29, 2000


* /s/ J. Stephen Penner

-------------------------------
J. STEPHEN PENNER                   Director                  September 29, 2000


* /s/ Jerold H. Rubinstein

-------------------------------
JEROLD H. RUBINSTEIN                Director                  September 29, 2000


* /s/ Roy D. Terracina

-------------------------------
ROY D. TERRACINA                    Director                  September 29, 2000


/s/ David J. Clark
-------------------------------
DAVID J. CLARK                      Chief Financial Officer   September 29, 2000
                                    Chief Operating Officer

Tracy C. Peterson
-------------------------------
TRACY C. PETERSON                   Chief Accounting Officer  September 29, 2000

*BY:
/s/ Susan B. McGee
-------------------------------
SUSAN B. MCGEE                                                September 29, 2000
Attorney -in-Fact under
Powers of Attorney dated
June 30, 1998