Form 10-Q/A
period 2000-09-30
U S GLOBAL INVESTORS INC
filed 2000-11-14
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


             ----------------------------------------------------
                         Commission File Number 0-13928

                         U.S. GLOBAL INVESTORS, INC.
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------


                  TEXAS                                  74-1598370
     (State Or Other Jurisdiction Of        (IRS Employer Identification Number)
     Incorporation Or Organization)

           7900 CALLAGHAN ROAD                           78229-1234
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

         YES [x]                                                   NO [x]

On November 10, 2000, there were 6,299,474 shares of Registrant's class A common stock issued and 6,034,794shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B non-voting common shares outstanding and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                                    I N D E X

PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets -- September 30, 2000,
           (Unaudited) and June 30, 2000 .................................   3
        Consolidated Statements of Operations and Comprehensive
           Income (Unadited) -- Three-Month Period Ended
           September 30, 2000 and 1999 ...................................   5
        Consolidated Statements of Cash Flows (Unaudited) --
           Three-Month Period Ended September 30, 2000 and 1999 ..........   6
        Notes to Consolidated Financial Statements (Unaudited) ...........   7
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ..............................   8
   ITEM 3. MARKET RISK DISCLOSURES .......................................   9

PART II. OTHER INFORMATION
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................  10

SIGNATURES ...............................................................  11

EXHIBIT 11 -- SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE ............  12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      SEPTEMBER 30,    JUNE 30,
                                                          2000           2000
                                                       ----------     ----------
                                                      (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                          $1,895,908     $1,356,903
    Trading securities, at fair value                   1,584,036      1,424,120
    Receivables:
       Mutual funds                                        95,531        779,809
       Other                                              613,385        447,548
    Prepaid expenses                                      274,814        350,729
    Deferred tax asset                                    173,299        215,077
                                                       ----------     ----------
       TOTAL CURRENT ASSETS                             4,636,973      4,574,186
                                                       ----------     ----------
NET PROPERTY AND EQUIPMENT                              2,244,791      2,278,744
                                                       ----------     ----------
OTHER ASSETS
    Restricted investments                                240,000        240,000
    Long-term deferred tax asset                          796,317        836,056
    Investment securities available-for-sale,
         at fair value                                  1,045,857      1,159,042
    Other                                                  30,596         30,596
                                                       ----------     ----------
       TOTAL OTHER ASSETS                               2,112,770      2,265,694
                                                       ----------     ----------
       TOTAL ASSETS                                    $8,994,534     $9,118,624
                                                       ==========     ==========

        The accompanying notes are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     SEPTEMBER 30,    JUNE 30,
                                                         2000           2000
                                                   ------------    ------------
                                                     (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable                               $    280,390    $    498,632
    Accrued compensation and related costs              238,831         298,826
    Current portion of notes payable                  1,120,644          68,257
    Current portion of annuity and
      contractual obligation                              8,487           8,487
    Other accrued expenses                              518,227         561,975
                                                   ------------    ------------
       TOTAL CURRENT LIABILITIES                      2,166,579       1,436,177
                                                   ------------    ------------
    Notes payable-net of current portion                   --         1,066,705
    Annuity and contractual obligations                 129,189         131,256
                                                   ------------    ------------
       TOTAL NON-CURRENT LIABILITIES                    129,189       1,197,961
                                                   ------------    ------------
       TOTAL LIABILITIES                              2,295,768       2,634,138
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Common stock (Class A) - $.05 par value;
        non-voting; authorized, 7,000,000
        shares                                          314,974         314,974
    Common stock (Class C) - $.05 par value;
        voting; authorized, 1,750,000 shares             74,840          74,840
    Additional paid-in-capital                       10,590,919      10,578,419
    Treasury stock, class A shares at cost;
        264,680 and 282,350 shares at
        September 30, 2000 and June 30,
        2000, respectively                             (598,951)       (637,298)
    Accumulated other comprehensive gain (loss),
        net of tax                                       18,722         (51,771)
    Accumulated deficit                              (3,701,738)     (3,794,678)
                                                   ------------    ------------
       TOTAL SHAREHOLDERS' EQUITY                     6,698,766       6,484,486
                                                   ------------    ------------
       TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                      $  8,994,534    $  9,118,624
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     --------------------------
                                                        2000           1999
                                                     ----------     -----------
REVENUE
   Investment advisory fees                          $1,605,629     $ 1,466,242
   Transfer agent fees                                  681,204         760,166
   Custodial and administrative fees                     89,250         129,373
   Investment income (loss)                             361,705         (58,877)
   Other                                                111,872          95,592
                                                     ----------     -----------
                                                      2,849,660       2,392,496
                                                     ----------     -----------
EXPENSES
   General and administrative                         2,602,145       2,209,363
   Depreciation and amortization                         71,335          88,194
   Interest expense                                      29,850          13,468
                                                     ----------     -----------
                                                      2,703,330       2,311,025
                                                     ----------     -----------
INCOME BEFORE EQUITY INTEREST
  AND INCOME TAXES                                      146,330          81,471
                                                     ----------     -----------
Equity In Net Income of Affiliate                          --            51,739
                                                     ----------     -----------
INCOME BEFORE INCOME TAXES                              146,330         133,210

PROVISION FOR FEDERAL INCOME TAXES
  Tax Expense                                            45,203          23,773
                                                     ----------     -----------
NET INCOME                                           $  101,127     $   109,437
Other comprehensive income (loss),
 net of tax:
   Unrealized gains (losses) on
     available-for-sale securities                       70,493         (12,233)
                                                     ----------     -----------
COMPREHENSIVE INCOME                                 $  171,620     $    97,204
                                                     ==========     ===========
BASIC AND DILUTED NET INCOME PER SHARE               $     0.01     $      0.02
                                                     ==========     ===========

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     --------------------------
                                                        2000           1999
                                                     ----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                           $  101,127     $   109,437
Adjustments to  reconcile  net
  income  to  net  cash  provided
  by  operating activities:
    Depreciation and amortization                        71,335          88,194
    Net gain on sales of
      available-for-sale securities                     (32,662)           --
    Provision for deferred taxes                         45,203          23,773
Changes in assets and liabilities,
impacting cash from operations:
    Accounts receivable                                 518,441        (275,547)
    Prepaid expenses and other                           75,915          91,000
    Trading securities                                  (14,742)        (32,708)
    Accounts payable and accrued
      expenses                                         (321,985)        (65,360)
                                                     ----------     -----------
Total adjustments                                       341,505        (170,648)
                                                     ----------     -----------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                    442,632         (61,211)
                                                     ----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                  (37,382)        (34,349)
    Proceeds from redemption of
      equity affiliate                                     --           100,000
    Purchase of available-for-sale
      securities                                       (130,134)           --
    Proceeds on sale of
      available-for-sale securities                     237,614            --
                                                     ----------     -----------
NET CASH PROVIDED BY INVESTING
ACTIVITIES                                               70,098          65,651
                                                     ----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Payments on annuity                                  (2,067)         (1,928)
    Payments on note payable                            (14,318)        (11,931)
    Proceeds from issuance or
      exercise of stock, warrants,
      and options                                        42,660          38,263
    Purchase of treasury stock                             --            (1,741)
                                                     ----------     -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                               26,275          22,663
                                                     ----------     -----------
NET INCREASE IN CASH AND CASH
EQUIVALENTS                                             539,005          27,103

BEGINNING CASH AND CASH EQUIVALENTS                   1,356,903       1,025,247
                                                     ----------     -----------
ENDING CASH AND CASH EQUIVALENTS                     $1,895,908     $ 1,052,350
                                                     ==========     ===========
Supplemental Disclosures of
  Cash Flow Information:
    Cash paid for interest                           $   29,850     $    13,468

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair
presentation  of  results  for  the  interim  periods  presented.   U.S.  Global
Investors, Inc. (the Company or U.S. Global) has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 2000.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), Security Trust & Financial Company (STFC), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), U.S. Global Brokerage, Inc. (USGB), and U.S. Global Administrators, Inc. (USGA).

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the cost of investments classified as trading at September 30, 2000, and June 30, 2000, was $1,875,886 and $1,832,282, respectively. The market value of investments classified as trading at September 30, 2000, and June 30, 2000, was $1,584,036 and $1,424,120, respectively. The net change in unrealized holding gains (losses) on trading securities held at September 30, 2000, and 1999, which has been included in income for the quarter is $116,312 and ($80,914), respectively. Sales of trading securities generated realized gains of $183,027 and $0 for the quarter ended September 30, 2000, and 1999, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at September 30, 2000, and June 30, 2000, was $1,017,491 and $1,237,483, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at September 30, 2000, and June 30, 2000, of $1,045,857 and $1,159,042,
respectively, with $18,722 and ($51,771), respectively, net of tax, in unrealized gains (losses) being recorded as a separate component of shareholders' equity. These investments are in private placements, which are restricted for sale as of the balance sheet dates.

Due to corporate actions during the quarter ended September 30, 2000, certain securities, which were formerly classified as available-for-sale, were converted into different securities, which were classified as trading. A transfer of $145,173 in cost basis from the available-for-sale to trading category occurred as a result.

NOTE 3. INVESTMENT ADVISORY, TRANSFER AGENT AND OTHER FEES

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

The Company receives additional revenue from several sources including custodian and administrative fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as gains on marketable securities transactions.

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2001, or such later date as the Company determines. The aggregate amount of fees waived and expenses borne by the Company for the three-month period ended September 30, 2000, and 1999, was $547,812 and $530,442, respectively.

The investment advisory and related contracts between the Company and USGIF will expire on February 28, 2001, and the contracts between the Company and USGAF will expire on March 8, 2001, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. BORROWINGS

The Company has a note payable to a bank which is secured by land, an office building and related improvements. As of September 30, 2000, the balance on the note was $1,117,656. The loan is currently amortizing over a twenty-year period with payments of both principal and interest due monthly based on a floating rate of Bank OneTexas Prime plus 0.25%. The current monthly payment is $11,750, and matures on July 1, 2001. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at September 30, 2000.

Effective July 1, 2000, the note payable was moved entirely into current liabilities. The Company is currently in the process of negotiating an extension to the note. Additionally, the Company believes it has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2000, the Company has net operating losses
(NOLs) of approximately $1.4 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $209,000 expiring between 2000 and 2005, and alternative minimum tax credits of $132,128 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to September 30, 2000, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $278,000 and $293,000 at September 30, 2000, and June 30, 2000,respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing mutual fund investment management services to its clients, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

                                        INVESTMENT
                                        MANAGEMENT      CORPORATE     CONSOLI-
                                         SERVICES       INVESTMENT     DATED
                                        -----------    -----------   ----------
THREE MONTHS ENDED SEPTEMBER 30, 2000:
Net revenues                            $ 2,517,659    $   332,001   $2,849,660
                                        ===========    ===========   ==========
Net income (loss) before
  income taxes                          $  (185,671)   $   332,001   $  146,330
                                        ===========    ===========   ==========
Depreciation and amortization           $    71,335    $      --     $   71,335
                                        ===========    ===========   ==========
Interest expense                        $    29,850    $      --     $   29,850
                                        ===========    ===========   ==========
Capital expenditures                    $    37,383    $      --     $   37,383
                                        ===========    ===========   ==========
Gross identifiable assets at
  September 30, 2000                    $ 5,375,737    $ 2,658,259   $8,033,996
    Deferred tax asset                                                  979,260
    Accumulated other
      comprehensive gain                                                (18,722)
                                                                     ----------
Consolidated total assets at
  September 30, 2000                                                 $8,994,534
                                                                     ==========

                                        INVESTMENT
                                        MANAGEMENT      CORPORATE      CONSOLI-
                                         SERVICES       INVESTMENT      DATED
                                        -----------    -----------   ----------
THREE MONTHS ENDED SEPTEMBER 30, 1999:
Net revenues                            $ 2,473,410    $   (80,914)  $2,392,496
                                        ===========    ===========   ==========
Income (loss) before income
   taxes and equity interest            $   162,385    $   (80,914)  $   81,471
Equity in net loss of affiliate                --           51,739       51,739
                                        -----------    -----------   ----------
Net income (loss) before income
  taxes                                 $   162,385    $   (29,175)  $  133,210
                                        ===========    ===========   ==========
Depreciation and amortization           $    88,194    $      --     $   88,194
                                        ===========    ===========   ==========
Interest expense                        $    13,468    $      --     $   13,468
                                        ===========    ===========   ==========
Capital expenditures                    $    34,349    $      --     $   34,349
                                        ===========    ===========   ==========
Gross identifiable assets at
  September 30, 1999                    $ 5,658,770    $ 1,790,244   $7,449,014
     Deferred tax asset                                               1,002,170
     Accumulated other
       comprehensive loss                                                87,171
                                                                     ----------
Consolidated total assets at
  September 30, 1999                                                 $8,538,356
                                                                     ==========

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

BUSINESS SEGMENTS

U.S. Global Investors, Inc. (the Company), with principal operations located in San Antonio, Texas manages two business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position.

The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Notwithstanding that the Company generates the majority of its revenues from this segment, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company's two business segments.

INVESTMENT MANAGEMENT PRODUCTS AND SERVICES

As noted above, the Company generates substantially all of its revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, thereby, affecting income and results of operations. During the quarter ended September 30, 2000, assets under management in USGIF averaged $1.08 billion versus $1.20 billion for the quarter ended September 30, 1999. This decline was primarily due to declines in gold-related and money market assets. Assets under management in USGAF averaged $265 million for the quarter ended September 30, 2000 versus $146 million for the quarter ended September 30, 1999. This increase was primarily attributable to growth in the Bonnel Growth Fund.

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management, and continues to believe that such activities are in the best interest of the Company. These activities are reviewed and monitored by Company compliance personnel and various reports are provided to investment advisory clients. On September 30, 2000, the Company held approximately $2.6 million in investment securities. The value of these investments is approximately 29 percent of total assets and 39 percent of shareholders' equity at period end. Investment income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the quarter ended September 30, 2000, the Company had realized gains of approximately $216,000 compared with no gains or losses for the quarter ended September 30, 1999. The Company expects that gains will continue to fluctuate in the future.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

The Company posted net after-tax income of $101,127 ($0.01 income per share) for the quarter ended September 30, 2000, compared to net income of $109,437 ($0.02 income per share) for the quarter ended September 30, 1999. Net income remained relatively flat as an increase in investment income of $421,000 was offset by increased general and administrative expenses of $393,000.

REVENUES

Total consolidated revenues for the quarter ended September 30, 2000, increased approximately $457,000, or 19%, compared to the quarter ended September 30, 1999. This was primarily due to the increase in investment income discussed above. During the quarter ended September 30, 2000, the Company also experienced an increase in investment advisory fees of $139,000, or 10%, compared to the quarter ended September 30, 1999. The growth in assets of the Bonnel Growth Fund is responsible for this increase, though it was offset somewhat by declines in gold-related and money market assets. Transfer agent fees for the quarter ended September 30, 2000, decreased $79,000, or 10%, compared to the quarter ended September 30, 1999. This is due to a decline in the consolidated number of shareholder accounts.

EXPENSES

Total consolidated expenses for the quarter ended September 30, 2000, increased approximately $392,000, or 17 percent, compared to the quarter ended September 30, 1999. This increase, as noted above, was largely due to increased general and administrative expenses. Specifically, the Company saw increases in sub-advisory fees ( which grew proportionately with the asset growth in the Bonnel Growth Fund), health insurance costs, and consulting fees.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2000, the Company has net operating losses
(NOLs) of approximately $1.4 million, which will expire in fiscal 2007 and 2010, charitable contribution carry-overs of approximately $209,000 expiring between 2000 and 2001, and alternative minimum tax credits of $131,128 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has continued to include a valuation allowance of approximately $278,000 at
September 30, 2000, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

LIQUIDITY AND CAPITAL STRUCTURE

LIQUIDITY

At September 30, 2000, the Company had net working capital (current assets minus current liabilities) of approximately $2.5 million and a current ratio of 2.1 to
1. With approximately $1.9 million in cash and cash equivalents and approximately $2.6 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $6.7 million and cash, cash equivalents, and marketable securities comprise 50.0% of total assets. With the exception of operating expenses, the Company=s only material commitment is the mortgage on its corporate headquarters. During the first quarter, this obligation became a current liability. The Company is in the process of negotiating an extension to the mortgage. The Company's cash flow is expected to be sufficient to cover current expenses, including debt service.

The investment advisory and related contracts between the Company and USGIF and USGAF, will expire on February 28, 2001, and March 8, 2001, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

CAPITAL STRUCTURE

The Company has three classes of common equity - class A, class B, and class C common stock, par value $0.05 per share. There is no established public trading market for the Company's class B and class C common stock. The Company's class A common stock is traded over-the-counter and is quoted daily under the Nasdaq Small Cap Issues. Trades are reported under the symbol "GROW."

The Company's current capital structure, as of November 10, 2000, included 6,299,474 shares of class A common stock issued and 6,034,794 shares of class A common stock issued and outstanding; no shares of class B common stock issued and outstanding; and 1,496,800 shares of class C common stock issued and outstanding.

ITEM 3. MARKET RISK DISCLOSURES

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

The table below summarizes the Company's equity price risks at September 30, 2000, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

                                                       ESTIMATED     INCREASE
                                                      FAIR VALUE    (DECREASE)
                      FAIR VALUE AT  HYPOTHETICAL        AFTER         IN
                      SEPTEMBER 30,   PERCENTAGE     HYPOTHETICAL  SHAREHOLDERS'
                          2000          CHANGE      PERCENT CHANGE    EQUITY
                       ----------    ------------     ----------     ---------
Trading Securities     $1,584,036    25% increase     $1,980,045     $ 261,366
                                     25% decrease     $1,188,027     $(261,366)
Available-for-Sale     $1,045,857    25% increase     $1,307,321     $ 172,566
                                     25% decrease     $  784,393     $(172,566)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company=s investment portfolio.

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

                                        U.S. GLOBAL INVESTORS, INC.

DATED: November 14, 2000                BY:  /s/ Frank E. Holmes
                                        ---------------------------
                                             Frank E. Holmes
                                             Chief Executive Officer


DATED: November 14, 2000                BY:  /s/ Susan B. McGee
                                        ---------------------------
                                             Susan B. McGee
                                             President
                                             General Counsel


DATED: November 14, 2000                BY:  /s/ Tracy C. Peterson
                                        ---------------------------
                                             Tracy C. Peterson
                                             Chief Accounting Officer

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
Net income                                           $  101,127       $  109,437
                                                     ==========       ==========

BASIC
Weighted average number shares
  outstanding during the year                         7,516,777        7,078,439
Basic income per share                               $     0.01       $     0.02
                                                     ==========       ==========

DILUTED
Weighted average number
  shares outstanding during
  the year                                            7,516,777        7,078,439
Effect of dilutive securities:
    Common  stock  equivalent
    shares  (determined  using
     the "treasury  stock" method)
    representing  shares  issuable
    upon exercise of preferred or
    common stock options
                                                          6,633             --
                                                     ----------       ----------
Weighted average number of
    shares used in calculation
    of diluted earnings per share                     7,523,410        7,078,439
                                                     ==========       ==========
Diluted income per
  share                                              $     0.01       $     0.02
                                                     ==========       ==========