Form 10-Q
period 2000-12-31
U S GLOBAL INVESTORS INC
filed 2001-02-14
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

               YES [X]                                     NO [ }

On February 8, 2001, there were 6,299,474 shares of Registrant's class A common stock issued and 6,033,258 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B non- voting common shares outstanding and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                           U.S. GLOBAL INVESTORS, INC.

                                    I N D E X


PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets - December 31, 2000 (Unaudited)
       and June 30, 2000                                                     3
     Consolidated Statements of Operations and
         Comprehensive Income (Loss) (Unaudited) - Six-month and
           Three-month Periods Ended December 31, 2000 and 1999..............5
     Consolidated Statements of Cash Flows (Unaudited) -
         Six-month Period Ended December 31, 2000 and 1999...................6
     Notes to Consolidated Financial Statements (Unaudited)..................7
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.....................................9
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................................12

PART II. OTHER INFORMATION..................................................14
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................14

SIGNATURES..................................................................15

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE.........16

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                    Page 3 of 17
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      DECEMBER 31,    JUNE 30,
                                                           2000          2000
                                                       ----------    ----------
                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                         $1,481,614    $1,356,903
     Trading securities, at fair value                  1,050,553     1,424,120
     Receivables
         Mutual funds                                     745,923       779,809
         Other                                            425,385       447,548
     Prepaid expenses                                     341,682       350,729
     Deferred tax asset                                   435,077       215,077
                                                       ----------    ----------
         TOTAL CURRENT ASSETS                           4,480,234     4,574,186
                                                       ----------    ----------
NET PROPERTY AND EQUIPMENT                              2,120,774     2,278,744
                                                       ----------    ----------
OTHER ASSETS
     Restricted investments                               240,000       240,000
     Long-term deferred tax asset                         799,524       836,056
     Investment securities available-for-sale,
       at fair value                                      907,613     1,159,042
     Other                                                 30,596        30,596
                                                       ----------    ----------
         TOTAL OTHER ASSETS                             1,977,733     2,265,694
                                                       ----------    ----------
         TOTAL ASSETS                                  $8,578,741    $9,118,624
                                                       ==========    ==========


         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                    Page 4 of 17
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      DECEMBER 31,     JUNE 30,
                                                         2000           2000
                                                      -----------    ----------
                                                      (UNAUDITED)
CURRENT LIABILITIES
     Accounts payable                                 $   205,151    $  498,632
     Accrued compensation and related costs               300,109       298,826
     Current portion of notes payable                   1,110,192        68,257
     Current portion of annuity and
       contractual obligation                               8,487         8,487
     Other accrued expenses                               637,428       561,975
                                                      -----------    ----------
         TOTAL CURRENT LIABILITIES                      2,261,367     1,436,177
                                                      -----------    ----------
     Notes payable-net of current portion                    --       1,066,705
     Annuity and contractual obligations                  127,087       131,256
                                                      -----------    ----------
         TOTAL NON-CURRENT LIABILITIES                    127,087     1,197,961
                                                      -----------    ----------
         TOTAL LIABILITIES                              2,388,454     2,634,138
                                                      -----------    ----------
SHAREHOLDERS' EQUITY
     Common stock (Class A)-$.05 par value;
       non-voting; authorized, 7,000,000 shares           314,974       314,974
     Common stock (Class C)-$.05 par value;
       voting; authorized, 1,750,000 shares                74,840        74,840
     Additional paid-in-capital                        10,628,419    10,578,419
     Treasury stock, class A shares at cost;
       266,216 and 282,350 shares at December 31,
       2000 and June 30, 2000, respectively              (607,938)     (637,298)
     Accumulated other comprehensive loss,
       net of tax                                         (62,225)      (51,771)
     Accumulated deficit                               (4,157,783)
                                                             --      (3,794,678)
         TOTAL SHAREHOLDERS' EQUITY                     6,190,287     6,484,486
                                                      -----------    ----------
         TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                     $ 8,578,741    $9,118,624
                                                      ===========    ==========


         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                    Page 5 of 17
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

                                                SIX MONTHS ENDED            THREE MONTHS ENDED
                                                  DECEMBER 31,                  DECEMBER 31,
                                           --------------------------    --------------------------
                                              2000           1999           2000            1999
                                           -----------    -----------    -----------    -----------
REVENUE
     Investment advisory fees              $ 3,036,251    $ 3,020,185    $ 1,430,622    $ 1,553,943
     Transfer agent fees                     1,403,789      1,541,814        722,585        781,648
     Custodial and administrative fees         167,939        258,163         78,689        128,790
     Investment income (loss)                   62,681         36,483       (299,024)        95,360
     Other                                     219,975        209,547        108,103        113,955
                                           -----------    -----------    -----------    -----------
                                             4,890,635      5,066,192      2,040,975      2,673,696
EXPENSES
     General and administrative              5,225,583      4,633,851      2,623,438      2,424,488
     Depreciation and amortization             135,563        179,561         64,228         91,367
     Interest                                   62,217         54,005         32,367         40,537
                                           -----------    -----------    -----------    -----------
                                             5,423,363      4,867,417      2,720,033      2,556,392
                                           -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EQUITY INTEREST AND
     INCOME TAXES                             (532,728)       198,775       (679,058)       117,304

EQUITY IN NET INCOME OF AFFILIATE                 --           51,739           --             --
                                           -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES             (532,728)       250,514       (679,058)       117,304

PROVISION FOR FEDERAL INCOME TAXES
     Tax (Benefit) Expense                    (178,083)      (183,034)      (223,286)      (206,807)
                                           -----------    -----------    -----------    -----------
NET INCOME (LOSS)                          $  (354,645)   $   433,548    $  (455,772)   $   324,111

Other comprehensive income (loss),
  net of tax:
     Unrealized gains (losses) on
        available-for-sale securities          (10,454)        19,065        (80,947)        31,298
                                           -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS)                $  (365,099)   $   452,613    $  (536,719)   $   355,409
                                           ===========    ===========    ===========    ===========
Basic and Diluted Net Income (Loss)
   Per Share                               $     (0.05)   $      0.06    $     (0.06)   $      0.04
                                           ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                    Page 6 of 17
--------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $  (354,645)    $   433,548
Adjustments to reconcile net income
  (loss) to net cash provided operating
  activities:
     Depreciation and amortization                      135,563         179,561
     Net gain on sales of
       available-for-sale securities                    (32,662)           --
     Provision for deferred taxes                      (178,083)       (183,034)
     Reserve against impairment of
       equipment                                         63,098            --
Changes in assets and liabilities,
  impacting cash from operations:
     Accounts receivable                                 56,049        (405,709)
     Prepaid expenses and other                           9,047         (60,881)
     Trading securities                                 398,304         (20,250)
     Accounts payable and accrued expenses             (216,744)        (17,725)
                                                    -----------     -----------
Total adjustments                                       234,572        (508,038)
                                                    -----------     -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                 (120,073)        (74,490)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                      (40,691)        (64,193)
Proceeds from redemption of equity
  affiliate                                                --           100,000
Purchase of available-for-sale securities                  --              --
Proceeds on sale of available-for-sale
  securities                                            243,515            --
                                                    -----------     -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                  202,824          35,807
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on annuity                                      (4,169)         (3,889)
Payments on note payable                                (24,770)        (32,706)
Proceeds from issuance or exercise of
  stock, warrants, and options                           79,886          50,764
Purchase of treasury stock                               (8,987)        (13,863)
                                                    -----------     -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                   41,960             306
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      124,711         (38,377)

BEGINNING CASH AND CASH EQUIVALENTS                   1,356,903       1,025,247
                                                    -----------     -----------

ENDING CASH AND CASH EQUIVALENTS                    $ 1,481,614     $   986,870
                                                    ===========     ===========

SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     Receipt of trading and available-for
       -sale securities in liquidation
       of equity investment                                --       $   701,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
     Cash paid for interest                         $    62,217     $    54,005


         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                    Page 7 of 17
--------------------------------------------------------------------------------

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

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six-month period ended December 31, 2000, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the cost of investments classified as trading at December 31, 2000, and June 30, 2000, was $1,861,743 and $1,832,282, respectively. The market value of investments classified as trading at December 31, 2000, and June 30, 2000, was $1,050,553 and $1,424,120, respectively. The net change in unrealized holding losses on trading securities held at December 31, 2000, and 1999, which has been included in income for the six-month period, is $(404,233) and $(24,217), respectively. Sales of trading securities generated realized gains of $364,617 and $19,804 for the six-month periods ended December 31, 2000 and 1999, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at December 31, 2000, and June 30, 2000, was $1,001,893 and $1,237,483, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at December 31, 2000, and June 30, 2000, of $907,613 and $1,159,042, respectively, with $(62,225) and $(51,771), respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity.

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

The Company receives additional revenue from several sources including revenues from custodian fees, miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as gains on marketable securities transactions.

The Company also receives revenues from administrative fees. Management has decided to divest the Company of the 401(k) administration business. This action will result in the loss of revenues, which are deemed immaterial, but the Company will also eliminate costs associated with providing these services.

The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several USGIF funds through June 30, 2001, or such later date as the Company determines. The aggregate amount of fees waived and

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                    Page 8 of 17
--------------------------------------------------------------------------------

expenses borne by the Company for the six-month period ended December 31, 2000 and 1999, was $1,019,188 and $1,081,265, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2001, and on March 8, 2001, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. BORROWINGS

The Company has a note payable to a bank which is secured by land, an office building and related improvements. As of December 31, 2000, the balance on the note was $1,110,192. The loan currently amortizes over a twenty-year period with payments of both principal and interest due monthly based on a floating rate of Bank One Texas Prime plus 0.25%. The current monthly payment is $11,750, and the note matures on July 1, 2001. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at December 31, 2000.

Effective July 1, 2000, the long-term portion of the note payable was reclassified as a current liability. Subsequent to December 31, 2000, the bank committed to renew the note on the basis of a five-year maturity and a twelve-year amortization. Upon execution of formal loan documents, the long-term portion of the note will be reclassified out of current liabilities. The bank also committed to providing a $1 million credit facility to the Company for working capital purposes. Such credit facility will be secured by the Company's eligible accounts receivable and will have a one-year maturity.

The bank's loan commitments are subject to final agreement and execution of formal loan documents. While management believes that it will successfully complete these loan transactions with the bank, it also believes that the Company has adequate cash, cash equivalents, and equity in the underlying asset to retire its existing loan obligation if necessary.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 2000, the Company has net operating losses
(NOLs) of approximately $1.5 million, which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $220,000 expiring between 2001 and 2005, and alternative minimum tax credits of $132,128 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to December 31, 2000, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $302,000 and $293,000 at December 31, 2000, and June 30, 2000, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

 The Company operates principally in two business segments: providing mutual fund investment management services to its clients, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                    Page 9 of 17
--------------------------------------------------------------------------------

                                                    INVESTMENT
                                                    MANAGEMENT         CORPORATE
                                                     SERVICES          INVESTMENT    CONSOLIDATED
                                                    -----------    ----------------   -----------
SIX MONTHS ENDED DECEMBER 31, 2000:
   Net revenues                                     $ 4,897,589    $         (6,954)  $ 4,890,635
                                                    ===========    ================   ===========
   Net income (loss) before income taxes            $  (496,810)   $        (35,918)  $  (532,728)
                                                    ===========    ================   ===========
   Depreciation and amortization                    $   135,563    $           --     $   135,563
                                                    ===========    ================   ===========
   Interest expense                                 $    62,033    $            184   $    62,217
                                                    ===========    ================   ===========
   Capital expenditures                             $    40,691    $           --     $    40,691
                                                    ===========    ================   ===========

   Gross identifiable assets at December 31, 2000   $ 5,450,084    $      1,863,886   $ 7,313,970
      Deferred tax asset                                                                1,202,546
      Accumulated other comprehensive loss                                                 62,225
                                                                                      -----------
   Consolidated total assets at December 31, 2000                                     $ 8,578,741
                                                                                      ===========
SIX MONTHS ENDED DECEMBER 31, 1999:
   Net revenues                                     $ 5,070,605    $         (4,413)  $ 5,066,192
                                                    ===========    ================   ===========
   Net income (loss) before income taxes and
   equity interest                                  $   203,188    $         (4,413)  $   198,775
   Equity in net income of affiliate                       --                51,739        51,739
                                                    -----------    ----------------   -----------
   Net income (loss) before income taxes            $   203,188    $         47,326   $   250,514
                                                    ===========    ================   ===========
   Depreciation and amortization                    $   179,561    $           --     $   179,561
                                                    ===========    ================   ===========
   Interest expense                                 $    54,005    $           --     $    54,005
                                                    ===========    ================   ===========
   Capital expenditures                             $    64,193    $           --     $    64,193
                                                    ===========    ================   ===========

   Gross identifiable assets at December 31, 1999   $ 5,564,186    $      1,950,419   $ 7,514,605
      Deferred tax asset                                                                1,192,854
      Accumulated other comprehensive loss                                                 55,873
                                                                                      -----------
   Consolidated total assets at December 31, 1999                                     $ 8,763,332
                                                                                      ===========

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                   Page 10 of 17
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Global Investors, Inc. (Company) has made forward-looking statements concerning the Company's performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company's business, and (iv) market, credit, and liquidity risks associated with the Company's investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward looking information not to place undue reliance on such statements. All such forward looking statements are current only as of the date on which such statements were made.

BUSINESS SEGMENTS

The Company, with principal operations located in San Antonio, Texas manages two business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position.

The Company generates substantially all of its operating revenues from the investment management of products and services offered to the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). The Company also holds a significant amount of its total assets in investments. The following is a brief discussion of the Company's two business segments.

INVESTMENT MANAGEMENT PRODUCTS AND SERVICES

The Company generates substantially all of its revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, thereby, affecting income and results of operations.

During the six-month period ended December 31, 2000, assets under management in USGIF averaged $1.07 billion versus $1.20 billion for the same period ended December 31, 1999. This decline was primarily due to declines in gold-related assets and money market assets in conjunction with the falling equity markets. Assets under management in USGAF averaged $242 million for the six-month period ended December 31, 2000, versus $167 million for the same period ended December 31, 1999. This increase was primarily due to asset growth in the Bonnel Growth Fund.

For the quarter ended December 31, 2000, assets under management in USGIF averaged $1.07 billion versus $1.20 billion for the quarter ended December 31, 1999. The decrease parallels the same movement in assets described above for the six-month period. The assets under management in USGAF averaged $220 million for the quarter ended December 31, 2000, versus $189 million for the quarter ended December 31, 1999. The increase, as above, was due to asset growth in the Bonnel Growth Fund.

In response to the downturn in the economy affecting both the financial markets and the mutual fund industry, the Company has taken action to restructure and refocus its business operations. In addition to reducing the size of its workforce and other controllable expenses, the Company is in the process of eliminating its 401(k) administration operations. Though this action will result in the loss of immaterial revenues, it will also eliminate the costs associated with this line of business. Management believes that the elimination of this high-cost, low-margin line of business will allow for better focus on its core operations, leading to increased profit margins.

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                   Page 11 of 17
--------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in its treasury management and continues to believe that such activities are in the best interest of the Company. These activities are reviewed and monitored by Company compliance personnel and various reports are provided to investment advisory clients. On December 31, 2000, the Company held approximately $2.0 million in investment securities. The value of these investments is approximately 23 percent of total assets and 32 percent of shareholders' equity at period end. Of the $2.0 million in investment securities, the Company classified approximately $1,050,000 as trading securities and approximately $908,000 as available-for-sale securities. Investment income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the six months ended December 31, 2000, there were realized gains of $397,279 from the sale of investments, compared with gains of $19,804 for the six months ended December 31, 1999. The net change in the unrealized holding gains (losses) on trading securities held at December 31, 2000 and 1999, which has been included in earnings for the six-month period, was $(404,233) and $(24,217), respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

The Company posted a net loss of $354,645 ($0.05 loss per share) for the six months ended December 31, 2000, compared with net income of $433,548 ($0.06 income per share) for the six months ended December 31, 1999. Although revenues decreased slightly due to a $138,000 decline in transfer agent fees, the overall decrease in income was primarily a result of increased general and administrative expenses of $592,000.

REVENUES

Total consolidated revenues for the six months ended December 31, 2000, decreased approximately $176,000, or 3%. As noted above, this was primarily due to a $138,000, or 9%, decrease in net transfer agent fees. These fees declined from $1.5 million for the six months ended December 1999 to $1.4 million for the same period ended December 31, 2000. This was primarily a result of shareholders of gold-related funds closing their accounts in response to continued declines in the gold markets. Gold has been in a major bear market for more than five years. Performance and asset growth of gold funds has suffered industry wide. Gross advisory fees remained relatively constant as continued declines in gold-related assets and the closure of the Real Estate Fund were offset by the growth in assets of the Bonnel Growth Fund. Investment income remained relatively flat as the overall performance of the underlying securities did not materially change.

EXPENSES

Total consolidated expenses for the six months ended December 31, 2000, increased almost $556,000, or 11%. This is attributable, as noted above, to an increase in general and administrative expenses of the Company of almost $592,000, or 13%, for the six months ended December 31, 2000. Specifically, the Company saw increases in sub-advisory fees (which grew proportionately with the asset growth in the Bonnel Growth Fund), health insurance costs, executive compensation, consulting fees, and costs associated with eliminating the 401(k) administration operations.

RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2000 AND 1999

The Company posted a net loss of $455,772 ($0.06 loss per share) for the quarter ended December 31, 2000, compared with net income of $324,111 ($0.04 income per share) for the quarter ended December 31, 1999. The decline in income was primarily due to a $394,000 decline in investment income and a $123,000 drop in investment advisory fees. Additionally, general and administrative expenses increased $199,000.

REVENUES

Total consolidated revenues for the quarter ended December 31, 2000, decreased approximately $633,000, or 24%, as compared with the quarter ended December 31, 1999. Market-wide, equity securities suffered declines during the

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                   Page 12 of 17
--------------------------------------------------------------------------------

quarter, and such market declines significantly contributed to a $394,000, or 413%, decrease in investment income. This was primarily the result of unrealized losses of approximately $520,000 impacting the Company's investment portfolio during the quarter ended December 31, 2000. Additionally, net investment advisory fees fell approximately $123,000, or 8%, for the quarter. This was a direct result of the declines suffered by equity securities and the continued fall of the gold sector, both of which directly impacted the assets of funds invested in these respective areas. Transfer agent fees declined slightly due to the closure of gold-related shareholder accounts.

EXPENSES

Total consolidated expenses for the quarter ended December 31, 2000, increased approximately $164,000, or 6%, as compared with the quarter ended December 31, 1999. This was a result of increased consulting fees and costs associated with eliminating the 401(k) administration operations.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 2000, the Company has net operating losses
(NOLs) of approximately $1.5 million, which will expire in fiscal 2007 and 2010, charitable contribution carryovers of approximately $220,000 expiring between 2001 and 2005, and alternative minimum tax credits of $132,128 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $302,000 and $293,000 at December 31, 2000, and June 30, 2000, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

LIQUIDITY AND CAPITAL STRUCTURE

LIQUIDITY

At December 31, 2000, the Company had net working capital (current assets minus current liabilities) of approximately $2.2 million and a current ratio of 2.0 to
1. With approximately $1.5 million in cash and cash equivalents and approximately $2.0 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $6.2 million and cash, cash equivalents, and marketable securities comprise 40% of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. During the first quarter, this obligation became a current liability. Subsequent to December 31, 2000, the bank committed to renew the note for another five years while allowing the Company to take advantage of the favorable interest rates that are available. The bank also committed to providing a $1 million credit facility to the Company, which can be utilized for working capital purposes. The Company's cash flow is expected to be sufficient to cover current expenses, including debt service.

The investment advisory and related contracts between the Company and USGIF and USGAF, will expire on February 28, 2001, and March 8, 2001, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                   Page 13 of 17
--------------------------------------------------------------------------------

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

The Company's current capital structure, as of February 8, 2001, included 6,299,474 shares of class A common stock, issued and 6,033,258 shares of class A common stock issued and outstanding; no shares of class B common stock issued and outstanding; and 1,496,800 shares of class C common stock issued and outstanding.

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                   Page 14 of 17
--------------------------------------------------------------------------------

ITEM 3. MARKET RISK DISCLOSURES

The Company's balance sheet includes assets whose fair value is subject to market risks. Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, based on management's estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company's investment activities are reviewed and monitored by Company compliance personnel and various reports are provided to investment advisory clients.

The table below summarizes the Company's equity price risks at December 31, 2000, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

                                                                       ESTIMATED
                                                 HYPOTHETICAL      FAIR VALUE AFTER
                           FAIR VALUE AT          PERCENTAGE         HYPOTHETICAL       INCREASE (DECREASE) IN
                         DECEMBER 31, 2000          CHANGE          PERCENT CHANGE       SHAREHOLDERS' EQUITY
                         -----------------      --------------      --------------       --------------------
Trading Securities           $ 1,050,553         25% increase         $ 1,313,191               $ 173,341
                                                 25% decrease         $   787,915               $(173,341)
Available-for-Sale           $   907,613         25% increase         $ 1,134,516               $ 149,756
                                                 25% decrease         $   680,710               $(149,756)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                   Page 15 of 17
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  1. Exhibits
       11   Statement re: Computation of Per Share Income
       27   Financial Data Schedule
  2. Reports on Form 8-K
       None

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                   Page 16 of 17
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                 U.S. GLOBAL INVESTORS, INC.



DATED: February 14, 2001                         BY:   /S/ FRANK E. HOLMES
                                                 -------------------------------
                                                 Frank E. Holmes
                                                 Chief Executive Officer


DATED: February 14, 2001                         BY: /S/ BOBBY D. DUNCAN
                                                 -------------------------------
                                                 Bobby D. Duncan
                                                 Chief Financial Officer
                                                 Chief Operating Officer


DATED: February 14, 2001                         BY: /S/ TRACY C. PETERSON
                                                 -------------------------------
                                                 Tracy C. Peterson
                                                 Chief Accounting Officer

U.S. Global Investors, Inc.
December 31, 2000, Quarterly Report on Form 10-Q                   Page 17 of 17
--------------------------------------------------------------------------------

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                                SIX MONTHS ENDED            THREE MONTHS ENDED
                                                  DECEMBER 31,                  DECEMBER 31,
                                           --------------------------    --------------------------
                                              2000           1999           2000           1999
                                           -----------    -----------    -----------    -----------
Net income (loss)                          $  (354,645)   $   433,548    $  (455,772)   $   324,111
                                           ===========    ===========    ===========    ===========
BASIC
Weighted average number shares
     outstanding during the period           7,523,381      7,299,388      7,529,986      7,520,336

Basic income (loss) per share              $     (0.05)   $      0.06    $     (0.06)   $      0.04
                                           ===========    ===========    ===========    ===========
DILUTED
Weighted average number of shares
     outstanding during the period           7,523,381      7,299,388      7,529,986      7,520,336

Effect of dilutive securities:
     Common stock equivalent shares
         (determined using the "treasury
         stock" method) representing
         shares issuable upon exercise
         of preferred or common stock
         options                                  --             --             --             --
                                           -----------    -----------    -----------    -----------
     Weighted average number of shares
         used in calculation of diluted
         income per share                    7,523,381      7,299,388      7,529,986      7,520,336
                                           ===========    ===========    ===========    ===========
Diluted income (loss) per share            $     (0.05)   $      0.06    $     (0.06)   $      0.04
                                           ===========    ===========    ===========    ===========


                                           [GRAPHIC: U.S. GLOBAL INVESTORS LOGO]


February 14, 2001

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, Northwest
Washington, D.C. 20549

Dear Sir/Madam:

SUBJECT: U.S. GLOBAL INVESTORS, INC. (USGI)
         FILE NUMBER 0-13928

Enclosed for filing under Sections 13 and 15(d) of the Securities Exchange Act of 1934 is USGI's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2000.

If you have any questions or comments, please contact me at (210) 308-1234.

Sincerely,

/s/Susan B. McGee

Susan B. McGee
President
General Counsel

SBM:kle
via EDGARLink only




                                                        7900 Callaghan Road
                                                        ........................
                                                        MAIL ADDRESS:
                                                        P.O. Box 781234
                                                        San Antonio, Texas
                                                        78278-1234
                                                        ........................
                                                        Tel 210-308-1234
                                                        ........................
                                                        1-800-US-FUNDS
                                                        ........................
                                                        Fax 210-308-1223
                                                        ........................
                                                        email shsvc@usfunds.com