Form 10-Q
period 2001-03-31
U S GLOBAL INVESTORS INC
filed 2001-05-15
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------
                                    FORM 10-Q
                  --------------------------------------------



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

                        YES [ X ]            NO [   ]

On May 7, 2001, there were 6,299,474 shares of Registrant's class A common stock issued and 6,031,323 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B non- voting common shares outstanding and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                           U.S. GLOBAL INVESTORS, INC.

                                    I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.................................................3
     Consolidated Balance Sheets.............................................3
     Consolidated Statements of Operations and Comprehensive
       Income (Loss) (Unaudited).............................................5
     Consolidated Statements of Cash Flows (Unaudited).......................6
     Notes to Consolidated Financial Statements (Unaudited)..................7
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................................10
Item 3. Market Risk Disclosures.............................................14

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................................15

SIGNATURES..................................................................16

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE.........17

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                       Page 3 of 17
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         MARCH 31,     JUNE 30,
                                                           2001          2000
                                                        ----------    ----------
                                                       (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                          $1,665,615    $1,356,903
     Trading securities, at fair value                   1,104,205     1,424,120
     Receivables
         Mutual funds                                      665,918       779,809
         Other                                             199,030       447,548
     Prepaid expenses                                      231,002       350,729
     Deferred tax asset                                    429,148       215,077
                                                        ----------    ----------
         TOTAL CURRENT ASSETS                            4,294,918     4,574,186
                                                        ----------    ----------
NET PROPERTY AND EQUIPMENT                               2,067,341     2,278,744
                                                        ----------    ----------
OTHER ASSETS
     Restricted investments                                225,000       240,000
     Long-term deferred tax asset                          806,445       836,056
     Investment securities available-for-sale,
       at fair value                                       790,038     1,159,042
     Other                                                  30,596        30,596
                                                        ----------    ----------
         TOTAL OTHER ASSETS                              1,852,079     2,265,694
                                                        ----------    ----------
         TOTAL ASSETS                                   $8,214,338    $9,118,624
                                                        ==========    ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                       Page 4 of 17
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        MARCH 31,      JUNE 30,
                                                          2001          2000
                                                       ----------    ----------
                                                      (UNAUDITED)

CURRENT LIABILITIES
     Accounts payable                                  $  122,907    $  498,632
     Accrued compensation and related costs               228,472       298,826
     Current portion of notes payable                      60,756        68,257
     Current portion of annuity and
        contractual obligation                              8,487         8,487
     Other accrued expenses                               636,050       561,975
                                                       ----------    ----------
         TOTAL CURRENT LIABILITIES                      1,056,672     1,436,177
                                                       ----------    ----------
     Notes payable-net of current portion               1,038,931     1,066,705
     Annuity and contractual obligations                  124,947       131,256
                                                       ----------    ----------
         TOTAL NON-CURRENT LIABILITIES                  1,163,878     1,197,961
                                                       ----------    ----------
         TOTAL LIABILITIES                              2,220,550     2,634,138
                                                       ----------    ----------

SHAREHOLDERS' EQUITY
     Common stock (Class A)-$.05 par value;
        non-voting; authorized, 7,000,000 shares          314,974       314,974
     Common stock (Class C)-$.05 par value;
         voting; authorized, 1,750,000 shares              74,840        74,840
     Additional paid-in-capital                        10,628,419    10,578,419
     Treasury stock, class A shares at cost;
         268,151 and 282,350 shares
         at March 31, 2001, and June 30, 2000,
         respectively                                    (625,146)     (637,298)
     Accumulated other comprehensive loss,
         net of tax                                      (104,892)      (51,771)
     Accumulated deficit                               (4,294,407)   (3,794,678)
                                                       ----------    ----------
         TOTAL SHAREHOLDERS' EQUITY                     5,993,788     6,484,486
                                                       ----------    ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $8,214,338    $9,118,624
                                                       ==========    ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                       Page 5 of 17
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

                                                        NINE MONTHS ENDED              THREE MONTHS ENDED
                                                             MARCH 31,                       MARCH 31,
                                                   ---------------------------     ----------------------------
                                                      2001             2000            2001              2000
                                                   -----------      ----------     -----------      -----------
REVENUE
     Investment advisory fees                      $ 4,335,283      $4,843,102     $ 1,299,032      $ 1,822,917
     Transfer agent fees                             2,048,529       2,243,584         644,740          701,770
     Custodial and administrative fees                 240,147         370,848          72,208          112,685
     Investment income (loss)                          140,378         619,885          77,697          583,402
     Other                                             307,016         324,397          87,041          114,850
                                                   -----------      ----------     -----------      -----------
                                                     7,071,353       8,401,816       2,180,718        3,335,624
EXPENSES
     General and administrative                      7,427,565       7,195,202       2,201,982        2,561,351
     Depreciation and amortization                     203,715         275,467          68,152           95,906
     Interest                                           88,709          77,308          26,492           23,303
                                                   -----------      ----------     -----------      -----------
                                                     7,719,989       7,547,977       2,296,626        2,680,560
                                                   -----------      ----------     -----------      -----------
INCOME (LOSS) BEFORE EQUITY INTEREST
     AND INCOME TAXES                                 (648,636)        853,839        (115,908)         655,064

EQUITY IN NET INCOME OF AFFILIATE                         --            51,739            --               --
                                                   -----------      ----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                     (648,636)        905,578        (115,908)         655,064

PROVISION FOR FEDERAL INCOME TAXES
     Tax (Benefit) Expense                            (157,094)         30,473          20,989          213,507
                                                   -----------      ----------     -----------      -----------

NET INCOME (LOSS)                                  $  (491,542)     $  875,105     $  (136,897)     $   441,557

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on
        available-for-sale securities                  (53,121)          6,743         (42,667)         (12,322)
                                                   -----------      ----------     -----------      -----------

COMPREHENSIVE INCOME (LOSS)                        $  (544,663)     $  881,848     $  (179,564)     $   429,235
                                                   ===========      ==========     ===========      ===========
Basic and Diluted Net Income (Loss)
   Per Share                                       $     (0.07)     $     0.12     $     (0.02)     $      0.06

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                       Page 6 of 17
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                          2001          2000
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $ (491,542)   $  875,105
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization                        203,715       275,467
     Net gain on sales of available-for-sale
       securities                                         (32,662)     (450,588)
     Provision for deferred taxes                        (157,094)       13,574
     Reserve against impairment of equipment               89,928          --
Changes in assets and liabilities, impacting
  cash from operations:
     Accounts receivable                                  362,409      (354,251)
     Prepaid expenses and other                           134,727       (36,172)
     Trading securities                                   492,000       497,640
     Accounts payable and accrued expenses               (372,004)       65,598
                                                       ----------    ----------
Total adjustments                                         721,019        11,268
                                                       ----------    ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       229,477       886,373
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (82,240)     (104,783)
Proceeds from redemption of equity affiliate                 --         100,000
Purchase of available-for-sale securities                 (97,175)     (433,575)
Proceeds on sale of available-for-sale securities         246,269          --
                                                       ----------    ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        66,854      (438,358)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on annuity                                        (6,309)       (5,884)
Payments on note payable                                  (35,275)      (49,838)
Proceeds from issuance or exercise of stock,
  warrants, and options                                    80,160        84,685
Purchase of treasury stock                                (26,195)      (34,467)
                                                       ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        12,381        (5,504)
                                                       ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      308,712       442,511

BEGINNING CASH AND CASH EQUIVALENTS                     1,356,903     1,025,247
                                                       ----------    ----------

ENDING CASH AND CASH EQUIVALENTS                       $1,665,615    $1,467,758
                                                       ==========    ==========

SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
     Receipt of trading and available-for-sale
         securities in liquidation of equity
         investment                                          --      $  701,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                            $   88,709    $   77,308

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                       Page 7 of 17
--------------------------------------------------------------------------------


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

All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. SECURITY INVESTMENTS

The Company accounts for its investment securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the cost of investments classified as trading at March 31, 2001, and
June 30,
2000, was $1,868,585 and $1,832,282, respectively. The market value of investments classified as trading at March 31, 2001, and June 30, 2000, was $1,104,205 and $1,424,120, respectively. The net change in unrealized holding losses on trading securities held at March 31, 2001, and 2000, which has been included in income for the nine-month period, is $(350,894) and $97,513, respectively. Sales of trading securities generated realized gains of $357,952 and $450,233 for the nine-month periods ended March 31, 2001 and 2000, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at March 31, 2001, and June 30, 2000, was $948,966 and $1,237,483, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at March 31, 2001, and June 30, 2000, of $790,038 and $1,159,042, respectively, with $(104,892) and
$(51,771), respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity.

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

The Company also receives revenues from administrative fees. Management has decided to divest the Company of the 401(k) administration business. This action will result in the loss of revenues, which are deemed immaterial, bth Company will also eliminate costs associated with providing these services.

The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several USGIF funds through June 30, 2001, or such later date as the Company determines. The aggregate amount of fees waived and

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                       Page 8 of 17
--------------------------------------------------------------------------------


expenses borne by the Company for the nine-month period ended March 31, 2001 and 2000, was $1,497,274 and $1,570,008, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2002, and on May 31, 2002, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. BORROWINGS

The Company has a note payable to a bank which is secured by land, an office building and related improvements. As of March 31, 2001, the balance on the note was $1,099,687. The loan currently amortizes over a twelve-year period with payments of both principal and interest due monthly based on a floating rate of Bank One Texas Prime. The current monthly payment is $12,320, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is not in compliance with certain debt covenants but received a waiver from the bank through March 31, 2001.

The Company also has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying asset to retire its existing loan obligation if necessary.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and lfor financial and tax purposes resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2001, the Company has net operating losses (NOLs) of approximately $2.0 million, which will expire between fiscal 2005 and 2010, charitable contribution carryovers of approximately $220,000 expiring between 2001 and 2005, and alternative minimum tax credits of $139,729 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to March 31, 2001, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount wno be realized. Management included a valuation allowance of approximately $462,000 and $293,000 at March 31, 2001, and June 30, 2000, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing mutual fund investment management services to its clients, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                       Page 9 of 17
--------------------------------------------------------------------------------

                                                   INVESTMENT
                                                   MANAGEMENT        CORPORATE
                                                    SERVICES         INVESTMENT     CONSOLIDATED
                                                   -----------      -----------     -----------
NINE MONTHS ENDED MARCH 31, 2001:
   Net revenues                                    $ 7,031,633      $    39,720     $ 7,071,353
                                                   ===========      ===========     ===========

   Net income (loss) before income taxes           $  (654,006)     $     5,370     $  (648,636)
                                                   ===========      ===========     ===========

   Depreciation and amortization                   $   203,715      $      --       $   203,715
                                                   ===========      ===========     ===========
   Interest expense                                $    88,480      $       229     $    88,709
                                                   ===========      ===========     ===========
   Capital expenditures                            $    82,241      $      --       $    82,241
                                                   ===========      ===========     ===========

   Gross identifiable assets at March 31, 2001     $ 4,874,718      $ 2,053,171     $ 6,927,889
      Deferred tax asset                                                              1,181,557
      Accumulated other comprehensive loss                                              104,892
                                                                                    -----------
   Consolidated total assets at March 31, 2001                                      $ 8,214,338
                                                                                    ===========

NINE MONTHS ENDED MARCH 31, 2000:
   Net revenues                                    $ 7,853,675      $   548,141     $ 8,401,816
                                                   ===========      ===========     ===========

   Net income (loss) before income taxes and
   equity interest                                 $   305,698      $   548,141     $   853,839
   Equity in net income of affiliate                      --             51,739          51,739
                                                   -----------      -----------     -----------
   Net income (loss) before income taxes           $   305,698      $   599,880     $   905,578
                                                   ===========      ===========     ===========

   Depreciation and amortization                   $   275,467      $      --       $   275,467
                                                   ===========      ===========     ===========
   Interest expense                                $    77,308      $      --       $    77,308
                                                   ===========      ===========     ===========
   Capital expenditures                            $   104,783      $      --       $   104,783
                                                   ===========      ===========     ===========

   Gross identifiable assets at March 31, 2000     $ 5,913,591      $ 2,285,698     $ 8,199,289
      Deferred tax asset                                                              1,002,594
      Accumulated other comprehensive loss                                               68,195
                                                                                    -----------
   Consolidated total assets at March 31, 2000                                      $ 9,270,078
                                                                                    ===========

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                      Page 10 of 17
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Global Investors, Inc. (Company) has made forward-looking statements concerning the Company's performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to vknow and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ mfro those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company's business, and (iv) market, credit, and liquidity risks associated with the Company's investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward looking information not to place undue reliance on such statements. All such forward looking statements are current only as of the don which such statements were made.

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

During the nine-month period ended March 31, 2001, assets under management in USGIF averaged $1.07 billion versus $1.18 billion for the same period ended March 31, 2000. This decline was primarily due to declines in gold-related assets and money market assets in conjunction with the falling equity markets. Assets under management in USGAF averaged $224 million for the nine-month period ended March 31, 2001, versus $221 million for the same period ended March 31, 2000.

For the quarter ended March 31, 2001, assets under management in USGIF averaged $1.08 billion versus $1.15 billion for the quarter ended March 31, 2000. The decrease parallels the same movement in assets described above for the nine-month period. The assets under management in USGAF averaged $185 million for the quarter ended March 31, 2001, versus $331 million for the quarter ended March 31, 2000. The decrease was due to asset decline in the Bonnel Growth Fund as the equity markets dropped.

In response to the downturn in the economy affecting both the financial markets and the mutual fund industry, the Company took actions to restructure and refocus its business operations. In addition to reducing the size of its workforce and other controllable expenses, the Company is in the process of eliminating its 401(k) administration o Though this action will result in the loss of immaterial revenues, it will also eliminate the costs associated wlin of business. Management believes that the elimination of this high-cost, low-margin line of business will allow fbette focus on its core operations, leading to increased profit margins.

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                      Page 11 of 17
--------------------------------------------------------------------------------


INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in its treasury management and continues to believe that such activities are in the best interest of the Company. These activities are reviewed and monitored by Company compliance personnel and various reports are provided to investment advisory clients. On March 31, 2001, the Company held approximately $1.9 million in investment securities. The value of these investments is approximately 23 percent of total assets and 32 percent of shareholders' equity at period end. Of the $1.9 million in investment securities, the Company classified approximately $a trading securities and approximately $790,000 as available-for-sale securities. Investment income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the nine months ended March 31, 2001, there were realized gains of $390,614 from the sale of investments, compared with gains of $450,588 for the nine months ended March 31, 2000. The net change in the unrealized holding gains (losses) on trading securities held at March 31, 2001 and 2000, which has been included in earnings for the nine-month period, was $(350,894) and $97,553, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2001 AND 2000

The Company posted a net loss of $491,542 ($0.07 loss per share) for the nine months ended March 31, 2001, compared with net income of $875,105 ($0.12 income per share) for the nine months ended March 31, 2000. The decrease in net income was primarily due to significant declines in investment advisory fees, transfer agent fees, custodian fees, and investment income.

REVENUES

Total consolidated revenues for the nine months ended March 31, 2001, decreased approximately $1,330,000, or 16%. This was the result of declines in investment advisory fees, transfer agent fees, custodial and administrative fees, and investment income. Investment advisory fees declined $508,000, or 10.5%. Gold-related assets continued to decline, and, to a lesser extent, money market and equity assets dropped as well. Transfer agent fees decreased $195,000, or 9%.This was primarily a result of shareholders of gold-related funds closing their accounts in response to continued declines in the gold markets. Custodial and administrative fees dropped $131,000, or 35%, as the Company saw its client base decline and began the process of eliminating its 401(k) administration operations. Finally, investment income declined $480,000, or 77%, as a result of unrealized losses in the Company's investment portfolio.

EXPENSES

Total consolidated expenses for the nine months ended March 31, 2001, increased approximately $172,000, or 2%. This is attributable to a 3% increase in general and administrative expenses of the Company of approximately $232,000. Specifically, the Company experienced increases in health insurance costs and consulting fees and incurred costs associated with eliminating the 401(k) administration operations.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2001 AND 2000

The Company posted a net loss of $136,897 ($0.02 loss per share) for the quarter ended March 31, 2001, compared with net income of $441,557 ($0.06 income per share) for the quarter ended March 31, 2000. The decline in net income was primarily due to a $524,000 drop in investment advisory fees and a $506,000 decline in investment income. These declines in revenue were partially offset by a $384,000 decrease in consolidated expenses.

REVENUES

Total consolidated revenues for the quarter ended March 31, 2001, decreased approximately $1,155,000, or 35%, as compared with the quarter ended March 31, 2000. As a direct result of market-wide declines suffered by equity securities and the continued fall of the gold sector, net investment advisory fees fell $524,000, or 29%. Additionally, the Company

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                      Page 12 of 17
--------------------------------------------------------------------------------


was able to sell securities at a gain of $433,000 in the quarter ended March 31, 2000, which, given depressed market conditions, it did not duplicate in the March 31, 2001 quarter.

EXPENSES

Total consolidated expenses for the quarter ended March 31, 2001, decreased approximately $384,000, or 14%, as compared with the quarter ended March 31, 2000. This was a result of decreased sub-advisory fees (which fell proportionately with asset declines in the Bonnel Growth Fund), increased use of fees from fund 12b-1 plans for marketing expenditures, and decreases in travel and entertainment expenses.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and lfor financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2001, the Company has net operating losses (NOLs) of approximately $2.0 million, which will expire between fiscal 2005 and 2010, charitable contribution carryovers of approximately $220,000 expiring between 2001 and 2005, and alternative minimum tax credits of $139,729 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount wno be realized. Management included a valuation allowance of approximately $462,000 and $293,000 at March 31, 2001, and June 30, 2000, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

LIQUIDITY AND CAPITAL STRUCTURE

LIQUIDITY

At March 31, 2001, the Company had net working capital (current assets minus current liabilities) of approximately $3.2 million and a current ratio of 4.1 to
1. With approximately $1.7 million in cash and cash equivalents and approximately $1.9 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $6.0 million and cash, cash equivalents, and marketable securities comprise 43% of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized fworkin capital purposes. The Company's available working capital and its potential cash flows are expected to be sufficient to cover current expenses, including debt service.

The investment advisory and related contracts between the Company and USGIF and USGAF, will expire on February 28, 2002, and May 31, 2002, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

CAPITAL STRUCTURE

The Company has three classes of common equity - class A, class B, and class C common stock, par value $0.05 per share. There is no established public trading market for the Company's class B and class C common stock. The Company's class A common stock is traded over-the-counter and is quoted daily under the Nasdaq Small Cap I Trades are reported under the symbol "GROW."

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                      Page 13 of 17
--------------------------------------------------------------------------------


The Company's current capital structure, as of May 7, 2001, included 6,299,474 shares of class A common stock, issued and 6,031,323 shares of class A common stock issued and outstanding; no shares of class B common stock issued and
outstanding;   and  1,496,800   shares  of  class  C  common  stock  issued  and
outstanding.

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                      Page 14 of 17
--------------------------------------------------------------------------------


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

The table below summarizes the Company's equity price risks at March 31, 2001, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

                                                                       ESTIMATED
                                                 HYPOTHETICAL      FAIR VALUE AFTER
                           FAIR VALUE AT          PERCENTAGE         HYPOTHETICAL       INCREASE (DECREASE) IN
                          MARCH 31, 2001            CHANGE          PERCENT CHANGE       SHAREHOLDERS' EQUITY
                          --------------        --------------      --------------       --------------------
Trading Securities          $1,104,205           25% increase         $1,380,256              $ 182,194
                                                 25% decrease         $  828,154              $(182,194)
Available-for-Sale          $  790,038           25% increase         $  987,548              $ 130,357
                                                 25% decrease         $  529,528              $(130,357)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                      Page 15 of 17
--------------------------------------------------------------------------------


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     1. Exhibits
           11   Statement re: Computation of Per Share Income
     2. Reports on Form 8-K
           None

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                      Page 16 of 17
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 U.S. GLOBAL INVESTORS, INC.



DATED: May 15, 2001              BY:   /S/ FRANK E. HOLMES
                                 -----------------------------
                                 Frank E. Holmes
                                 Chief Executive Officer


DATED: May 15, 2001              BY: /S/ BOBBY D. DUNCAN
                                 -----------------------------
                                 Bobby D. Duncan
                                 Chief Financial Officer
                                 Chief Operating Officer


DATED: May 15, 2001              BY: /S/ TRACY C. PETERSON
                                 -----------------------------
                                 Tracy C. Peterson
                                 Chief Accounting Officer

U.S. Global Investors, Inc.
March 31, 2001, Quarterly Report on Form 10-Q                      Page 17 of 17
--------------------------------------------------------------------------------


EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                                        NINE MONTHS ENDED              THREE MONTHS ENDED
                                                             MARCH 31,                       MARCH 31,
                                                   ---------------------------     ----------------------------
                                                      2001             2000           2001              2000
                                                   -----------      ----------     -----------      -----------
Net income (loss)                                  $  (491,542)     $  875,105     $  (136,897)     $   441,557
                                                   ===========      ==========     ===========      ===========

BASIC
Weighted average number shares
     outstanding during the period                   7,525,861       7,372,678       7,530,933        7,524,857

Basic income (loss) per share                      $     (0.07)     $     0.12     $     (0.02)     $      0.06
                                                   ===========      ==========     ===========      ===========

DILUTED
Weighted average number of shares
     outstanding during the period                   7,525,861       7,372,678       7,530,933        7,524,857

Effect of dilutive securities:
     Common stock equivalent shares
         (determined using the "treasury
         stock" method) representing
         shares issuable upon exercise
         of preferred or common stock
         options                                          --               970            --              9,307
                                                   -----------      ----------     -----------      -----------
     Weighted average number of shares
         used in calculation of diluted
         income per share                            7,525,861       7,373,648       7,530,933        7,534,164
                                                   ===========      ==========     ===========      ===========

Diluted income (loss) per share                    $     (0.07)     $     0.12     $     (0.02)     $      0.06
                                                   ===========      ==========     ===========      ===========