Form 10-K405
period 2001-06-30
U S GLOBAL INVESTORS INC
filed 2001-09-28
CIK 754811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _____ to _____


                         Commission File Number 0-13928
                           U.S. GLOBAL INVESTORS, INC.


           TEXAS                                         74-1598370
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                               7900 CALLAGHAN ROAD
                            SAN ANTONIO, TEXAS 78229
               (Address of Principal Executive Officer) (Zip Code)

                                  210-308-1234
                               (Telephone Number)


        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of the Act Title of Each Class: Class A common stock, par value $0.05 per share

       Name of Each Exchange on Which Registered: Nasdaq Small Cap Issues


Indicate  by check mark  whether the Company (1) has filed all reports   YES [X]
required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent  filers pursuant to       [ ]
Item  405 of  Regulation  S-K  (ss.229.405  of  this  chapter)  is not
contained  herein,  and  will  not  be  contained,   to  the  best  of
registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the 4,216,277 shares of nonvoting class A common stock held by nonaffiliates of the registrant on September 20, 2001 (based on the last sale price on the Nasdaq as of such date), was $4,300,603. Registrant's only voting stock is its class C common stock, par value of $0.05 per share, for which there is no active market. The aggregate value of the 104,589 shares of the class C common stock held by nonaffiliates of the registrant on September 20, 2001 (based on the last sale price of the class C common stock in a private transaction) was $52,294. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant.

On September 20, 2001, there were 6,299,474 shares of Registrant's class A common stock issued and 5,953,887 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

PART I OF ANNUAL REPORT ON FORM 10-K

     Item 1. Business........................................................1

     Item 2. Properties......................................................4

     Item 3. Legal Proceedings...............................................4

     Item 4. Submission of Matters to a Vote of Security Holders.............4

PART II OF ANNUAL REPORT ON FORM 10-K

     Item 5. Market for Company's Common Equity and Related
       Shareholder Matters...................................................5

     Item 6. Selected Financial Data.........................................6

     Item 7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................................7

     Item 8. Financial Statements and Supplementary Data....................13

     Item 9. Changes in and Disagreements With Accountants On
       Accounting and Financial Disclosure..................................28

PART III OF ANNUAL REPORT ON FORM 10-K

     Item 10. Directors and Executive Officers of the Company...............29

     Item 11. Executive Compensation........................................30

     Item 12. Security Ownership of Certain Beneficial Owners
       and Management.......................................................34

     Item 13. Certain Relationships and Related Transactions................35

PART IV OF ANNUAL REPORT ON FORM 10-K

     Item 14. Exhibits, Financial Statement Schedules, and
       Reports On Form 8-K..................................................36

SIGNATURES..................................................................39

EXHIBIT 11 -- SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE.............40

EXHIBIT 21 -- SUBSIDIARIES OF THE COMPANY, JURISDICTION OF
  INCORPORATION, AND PERCENTAGE OF OWNERSHIP.................. .............41

                      PART I OF ANNUAL REPORT ON FORM 10-K

ITEM 1. BUSINESS

     U.S. Global Investors, Inc. (Company or U.S. Global) has made forward-looking statements concerning the Company's performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company's business, and (iv) market, credit, and liquidity risks associated with the Company's investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

     This discussion reviews and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.

     U.S. Global, a Texas corporation organized in 1968, and its wholly owned subsidiaries are in the mutual fund management business. The Company is a registered investment adviser under the Investment Advisers Act of 1940 and is principally engaged in the business of providing investment advisory and other services, through the Company or its subsidiaries, to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF), both Massachusetts business trusts (collectively, the Trusts or Funds). USGIF and USGAF are investment companies offering shares of nine and three mutual funds, respectively, on a no-load basis.

     As part of the mutual fund management business, the Company provides: (1) investment advisory services through the Company or its subsidiaries to institutions (namely, mutual funds) and other persons; (2) transfer agency and record keeping services; (3) mailing services; and (4) distribution services, through its wholly owned broker/dealer, to mutual funds advised by the Company. The fees from investment advisory, transfer agent, and fund distribution services as well as investment income are the primary sources of the Company's revenue. Prior to June 30, 2001, the Company provided custodial and administrative services through its wholly owned trust company and administrator for IRAs and other types of retirement plans. The fees from these custodial and administrative services contributed to the Company's revenue. The Company will continue to receive the majority of the aforementioned custodial fees as it has contracted with another entity to assist with these services.

     In addition to managing USGIF and USGAF, the Company is actively engaged in trading for its proprietary account. Management believes it can more effectively manage the Company's cash position by broadening the types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company. These activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients.

LINES OF BUSINESS

     INVESTMENT MANAGEMENT SERVICES

     INVESTMENT ADVISORY SERVICES. The Company furnishes an investment program for each of the mutual funds it manages and determines, subject to overall supervision by the boards of trustees of the funds, the funds' investments pursuant to advisory agreements (Advisory Agreements). Consistent with the investment restrictions, objectives and policies of the particular fund, the portfolio team for each fund determines what investments should be purchased, sold and held, and makes changes in the portfolio deemed to be necessary or appropriate. In the Advisory Agreements, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.

     The Company also manages, supervises, and conducts certain other affairs of the funds, subject to the control of the boards of trustees. It provides office space, facilities, and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the mutual funds. U.S. Global and its affiliates compensate all personnel, officers, directors, and interested trustees of the funds if such persons are also employees of the Company or its affiliates. However, the funds are required to reimburse the Company for a portion of the compensation of the Company's employees who perform certain state and federal securities law regulatory compliance work on behalf of the funds based upon the time spent on such matters. The Company is responsible for costs associated with marketing fund shares to the extent not otherwise covered by any fund distribution plans adopted pursuant to Investment Company Act Rule 12b-1 (12b-1 Plan).

     As required by the Investment Company Act of 1940, the Advisory Agreements are subject to annual renewal and are terminable upon 60-day notice. The boards of trustees of USGIF and USGAF will consider renewal of the applicable agreements in February and May 2002, respectively. Management anticipates that the Advisory Agreements will be renewed.

     TRANSFER AGENT AND OTHER SERVICES. The Company's wholly owned subsidiary, United Shareholder Services, Inc. (USSI), is a transfer agent registered under the Securities Exchange Act of 1934 providing transfer agency, lockbox, and printing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company's fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.

     The transfer agency's duties encompass: (1) acting as servicing agent in connection with dividend and distribution functions; (2) performing shareholder account and administrative agent functions in connection with the issuance, transfer and redemption, or repurchase of shares; (3) maintaining such records as are necessary to document transactions in the funds' shares; (4) acting as servicing agent in connection with mailing of shareholder communications, including reports to shareholders, dividend and distribution notices, and proxy materials for shareholder meetings; and (5) investigating and answering all shareholder account inquiries.

     The transfer agency agreements provide that USSI will receive, as compensation for services rendered as transfer agent, an annual fee per account, and will be reimbursed for out-of-pocket expenses. In connection with obtaining/providing administrative services to the beneficial owners of fund shares through institutions that provide such services and maintain an omnibus account with USSI, each fund pays a monthly fee based on the number of accounts or the value of the shares of the fund held in accounts at the institution, which payment shall not exceed the per account charge on an annual basis.

     The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The agreements will be considered for renewal by the boards of trustees of USGIF and of USGAF in February and May 2002, respectively, and management anticipates that the agreements will be renewed.

     BROKERAGE SERVICES. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (USGB), with the NASD, the Securities and Exchange Commission (SEC), and appropriate state regulatory authorities as a limited-purpose broker/dealer for the purpose of distributing USGIF and USGAF fund shares. Effective September 3, 1998, USGB became the distributor for USGIF and USGAF fund shares. Through June 30, 2001, the Company has capitalized USGB with approximately $542,740 to cover the costs associated with continuing operations.

     MAILING SERVICES. A&B Mailers, Inc., a wholly owned subsidiary of the Company, provides mail-handling services to various entities. A&B Mailers' primary customers include the Company in connection with its efforts to promote the funds and the Company's investment company clients in connection with required mailings.

     TRUST COMPANY SERVICES. Security Trust & Financial Company (STFC), a wholly owned state chartered trust company, provided custodial services for IRA and other retirement plans administered by U.S. Global Administrators, Inc. until June 1, 2001. Management determined that it was in the Company's best interest to exit the 401(k) plan administration business and to voluntarily withdraw the charter of the trust company. The Company continues to collect the majority of the fees for custodial services to the IRAs for record keeping activities and has contracted with another entity to act as custodian to these accounts.


CORPORATE INVESTMENTS

     INVESTMENT ACTIVITIES. In addition to mutual fund activity, the Company attempts to maximize its cash position by using a diversified venture capital approach to investing. Management invests in early-stage or start-up businesses seeking initial financing and more mature businesses in need of capital for expansion, acquisitions, management buyouts, or recapitalization.


EMPLOYEES

     As of June 30, 2001, U.S. Global and its subsidiaries employed 66 full-time employees and 4 part-time employees; as of June 30, 2000, it employed 78 full-time employees and 4 part-time employees. The Company considers its relationship with its employees to be excellent.


COMPETITION

     The mutual fund industry is highly competitive. Recent reports show there are approximately 8,000 domestically registered open-end investment companies of varying sizes and investment policies whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: "load" and "no-load." In addition, there are both load and no-load funds that have adopted 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets, such as USGAF. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF and USGAF funds, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.

     In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and may offer accounts at competitive interest rates, which are insured by federally chartered corporations such as the Federal Deposit Insurance Corporation. Amendments to, and regulatory pronouncements related to, the Glass-Stegall Act, the statute that has prohibited banks from engaging in various activities, are enabling banks to compete with the Company in a variety of areas.

     A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives, and have more experience and greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete with these other mutual funds. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.

     Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on each fund's investment performance, the quality of services provided to shareholders, and the Company's efforts to market fund performance effectively. Sales of fund shares generate management fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts).


SUPERVISION AND REGULATION

     The Company, USSI, USGB, and the investment companies it manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the funds will not have a material adverse effect on its business.

     U.S. Global is a registered investment adviser subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940, the Investment Company Act of 1940, and the Securities Exchange Act of 1934 (1934 Act). USSI is also subject to regulation by the SEC under the 1934 Act. USGB is subject to regulation by the SEC under the 1934 Act and regulation by the NASD, a self-regulatory organization composed of other registered broker/dealers. U.S. Global, USSI, and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC upon request. Moreover, the funds managed by the Company are subject to regulation and periodic reporting under the Investment Company Act of 1940 and, with respect to their continuous public offering of shares, the registration provisions of the Securities Act of 1933.


RELATIONSHIPS WITH THE FUNDS

     The businesses of the Company are, to a very significant degree, dependent on their associations and contractual relationships with the Funds. In the event the advisory or transfer agent services agreements with USGIF or USGAF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global, USSI, and USGB consider their relationships with the Funds to be good, and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that the Trusts will choose to continue their relationships with the Company, USSI, or USGB.

ITEM 2. PROPERTIES

     The Company presently occupies an office building as its headquarters in San Antonio, Texas. The office building is approximately 46,000 square feet on approximately 2.5 acres of land. This building is currently subject to a term loan for $1,082,841.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings in which the Company is involved. There are no material legal proceedings to which any director, officer or affiliate of the Company or any associate of any such director or officer is a party or has a material interest, adverse to the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during fiscal year 2001.

                      PART II OF ANNUAL REPORT ON FORM 10-K


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     The Company has three classes of common equity: class A, class B and class C common stock, par value $0.05 per share.

     There is no established public trading market for the Company's class B and class C common stock.

     The Company's class A common stock is traded over-the-counter and is quoted daily under Nasdaq's Small Cap Issues. Trades are reported under the symbol "GROW."

     The following table sets forth the range of high and low sales prices from Nasdaq for the fiscal years ended June 30, 2001 and 2000. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

                                                        SALES PRICE
                                          -------------------------------------
                                                 2001                2000
                                          -----------------   -----------------
                                          HIGH ($)   LOW ($)  HIGH ($)   LOW ($)
                                            -----     -----     -----     -----
     First quarter (9/30)                   1.750     1.500     1.750     1.000
     Second quarter (12/31)                 1.500     0.938     1.625     1.250
     Third quarter (3/31)                   1.375     0.875     2.500     1.375
     Fourth quarter (6/30)                  1.210     1.000     1.813     1.438


HOLDERS

     On September 20, 2001, there were 271 holders of record of class A common stock, no holders of record of class B common stock, and 71 holders of record of class C common stock.

     Many of the class A common shares are held of record by nominees, and management believes that as of September 20, 2001, there were approximately 1,000 beneficial owners of the Company's class A common stock.


DIVIDENDS

     The Company has not paid cash dividends on its class C common stock during the last seventeen fiscal years and has never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company's board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

     Holders of the outstanding shares of the Company's class A common stock are entitled to receive, when and as declared by the Company's board of directors, a noncumulative cash dividend equal in the aggregate to 5% of the Company's net after-tax earnings for its prior fiscal year. After such dividend has been paid, the holders of the outstanding shares of class B common stock are entitled to receive, when and as declared by the Company's board of directors, cash dividends per share equal to the cash dividends per share paid to the holders of the class A common stock. Holders of the outstanding shares of class C common stock are entitled to receive when and as declared by the Company's board of directors, cash dividends per share equal to the cash dividends per share paid to the holders of the class A and class B common stock. Thereafter, if the board of directors determines to pay additional cash dividends, such dividends will be paid simultaneously on a prorated basis to holders of class A, B, and C common stock. The holders of the class A common stock are protected in certain instances against dilution of the dividend amount payable to such holders.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-K. The selected financial data as of June 30, 1997, and the year then ended are derived from the Company's Consolidated Financial Statements, which were audited by other auditors. The selected financial data as of June 30, 1998, through June 30, 2001, and the years then ended is derived from the Company's Consolidated Financial Statements, which were audited by Ernst & Young LLP, independent accountants.

     SELECTED
     EARNINGS DATA                                                 YEAR ENDED JUNE 30,
     ------------------------------------------------------------------------------------------------------------------
                                   2001             2000              1999              1998                 1997
                               -----------      ------------      ------------      ------------         --------------
     Revenues                  $ 8,893,884      $ 10,912,764      $  9,739,180      $ 10,195,349         $ 14,009,131(1)

     Expenses                    9,652,382        10,495,271        10,665,616        10,034,397           13,329,439
                               -----------      ------------      ------------      ------------         --------------
     Income (loss) before
     equity interest and
     income taxes                 (758,498)          417,493          (926,436)          160,952              679,692

     Income tax (benefit)
     expense                        36,181           (26,526)          183,329           (39,571)             331,976

     Equity in net loss
     of joint venture                 --                --                --                --               (196,535)

     Equity in income
     (loss) of affiliate              --              51,739          (743,041)(1)      (349,142)(1)          132,968

     Net income (loss)            (794,679)          495,758        (1,852,806)         (148,619)             284,149

     Basic income (loss)
     per share                       (0.11)             0.07             (0.28)            (0.02)                0.04

     Working capital             3,246,792         3,138,009         2,441,109         3,719,539            2,440,198

     Total assets                7,912,184         9,118,624         8,328,138        10,308,947           10,712,775

     Long-term obligations       1,135,903         1,197,961         1,255,724         1,330,638            1,359,308

     Shareholders' equity        5,715,520         6,484,486         5,912,238         7,941,859            7,966,407

     ------------------
     (1)  Amounts  included in revenues  for fiscal year 1997  include  gains on changes of interest in  affiliate of $10,490.  The gains  (losses) for fiscal years 1999 and 1998 of $97,744 and ($17,146), respectively, are included in equity in income (loss) of affiliate.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENTS

     U.S. Global Investors, Inc. (Company or U.S. Global), with principal operations located in San Antonio, Texas, manages two business segments:
     (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and
     (2) the Company invests for its own account in an effort to add growth and value to its cash position.

     The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Notwithstanding the fact that the Company generates the majority of its revenues from this segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2001, the Company held approximately $1.9 million in investments, comprising 23% of its total assets. The following is a brief discussion of the Company's two business segments.


     INVESTMENT MANAGEMENT PRODUCTS AND SERVICES

     As noted above, the Company generates substantially all of its revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, thereby affecting income and results of operations. During fiscal year 2001, total average assets under management decreased 8.6% to $1.3 billion primarily because of depreciation of the equity markets and shareholder withdrawals from the Bonnel Growth Fund.

                                              AVERAGE ASSETS UNDER MANAGEMENT
                                                   (DOLLARS IN MILLIONS)
                             ----------------------------------------------------------
                              2001       2000    % CHANGE    2000      1999    % CHANGE
                             ------     ------    -------   ------    ------    -------
     USGIF - Money market    $  910     $  928     (1.9)%    $ 928    $  979     (5.2)%
     USGIF - Other              164        234    (29.9)%      234       280    (16.4)%
                             ------     ------     ----     ------    ------       ---
     USGIF - Total            1,074      1,162     (7.6)%    1,162     1,259     (7.7)%
     USGAF                      205        238    (13.9)%      238       130      83.1%
                             ------     ------     ----     ------    ------       ---
     Total                   $1,279     $1,400     (8.6)%   $1,400    $1,389       0.8%

     INVESTMENT ACTIVITIES

     Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management. Management attempts to maximize the Company's cash position by using a diversified venture capital approach to investing. Strategically, management invests in early-stage or start-up businesses seeking initial financing and more mature businesses in need of capital for expansion, acquisitions, management buyouts, or recapitalization.

     As of June 30, 2001 and 2000, the Company held approximately $1.9 and $2.6 million, respectively, in investments other than USGIF money market mutual fund shares. In fiscal year 2000, the Company received $701,000 in trading and available-for-sale securities in liquidation of its investment in the U.S. Global Strategies Fund Limited (Guernsey Fund), an offshore fund managed by the Company. Investment income from the Company's investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For fiscal years 2001, 2000, and 1999, the Company had net realized gains of approximately $383,000, $550,000, and $238,000, respectively. The Company expects that gains or losses will continue to fluctuate in the future as fluctuations in the market value of the Company's investments will affect the amounts of such gains or losses.


CONSOLIDATED RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of the Company and a more detailed discussion of the Company's revenues and expenses.

                                                 2001     2000     % CHANGE     2000     1999     % CHANGE
                                               ------     -----     -------    -----   -------    --------
      Net income (loss) (in thousands)          $(795)     $496     (260.3)%    $496   $(1,852)     126.8%
      Net income (loss) per share - basic
      and diluted                              $(0.11)    $0.07     (257.1)%   $0.07    $(0.28)     125.0%
      Weighted average shares outstanding
      (in thousands)
          Basic                                 7,525     7,409                7,409      6,562
          Diluted                               7,525     7,411                7,411      6,564


     YEAR ENDED JUNE 30, 2001, COMPARED WITH YEAR ENDED JUNE 30, 2000

     The Company posted a net after-tax loss of $795,000 ($0.11 loss per share) for the year ended June 30, 2001, compared with net after-tax income of $496,000 ($0.07 income per share) for the year ended June 30, 2000. The decrease in net income for 2001 was principally due to declines in net advisory fees, transfer agent fees, and investment income. These decreases were partially offset by reductions in general and administrative expenses.


     YEAR ENDED JUNE 30, 2000, COMPARED WITH YEAR ENDED JUNE 30, 1999

     The Company posted net after-tax income of $496,000 ($0.07 income per share) for the year ended June 30, 2000, compared with a net after-tax loss of $1.9 million ($0.28 loss per share) for the year ended June 30, 1999. The increase in net income for 2000 was principally due to an increase in net advisory fees. These increases were partially offset by decreases in transfer agent fees. Additionally, an equity interest in the net losses of the Guernsey Fund of $743,041 for the year ended June 30, 1999, had reversed into a gain of $51,739 at the time of the Guernsey Fund's liquidation in September 1999, which was recognized in fiscal year 2000.


     REVENUES

          (DOLLARS IN THOUSANDS)            2001     2000       % CHANGE     2000       1999      % CHANGE
                                           ------   -------       -----     -------    ------       ----
     Investment advisory fees:
        USGIF - Money market               $2,357    $2,438        (3.3)%    $2,438    $1,825       33.6 %
        USGIF - Other                       1,081     1,666       (35.1)%     1,666     2,037      (18.2)%
                                           ------   -------       -----     -------    ------       ----
        USGIF - Total                       3,438     4,104       (16.2)%     4,104     3,862        6.3 %
        USGAF                               2,060     2,393       (13.9)%     2,393     1,319       81.4 %
        Other                                  --         9      (100.0)%         9        42      (78.6)%
                                           ------   -------       -----     -------    ------       ----
     Total investment advisory fees        $5,498    $6,506       (15.5)%    $6,506    $5,223       24.5 %
     Transfer agent fees                    2,682     2,934        (8.6)%     2,934     3,341      (12.2)%
     Custodial and administrative fees        302       484       (37.6)%       484       465        4.3 %
     Mailing services fees                    302       368       (17.9)%       368       293       25.6 %
     Investment income                        127       556       (77.2)%       556       352       58.0 %
     Other revenues                          (18)        65      (127.7)%        65        65        0.0 %
                                           ------   -------       -----     -------    ------       ----
     Total                                 $8,894   $10,913       (18.5)%   $10,913    $9,739       12.1 %
                                           ======   =======       =====     =======    ======       ====

     INVESTMENT ADVISORY FEES. Investment advisory fees, the largest component of the Company's revenues, are calculated as a percentage ranging from 0.375% to 1.25% of average net assets and are paid monthly. The Company has agreed to waive its fee revenues and/or pay expenses for certain USGIF funds for purposes of enhancing the funds' competitive market positions. The aggregate amount of fees waived and expenses born by the Company totaled $2,039,360, $2,125,773, and $3,052,054 in 2001, 2000, and 1999,
     respectively. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

     Net investment advisory fees are also affected by changes in assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, exchanges of assets between accounts or products with different fee structures, and the amount of fees voluntarily reimbursed.

     The decrease in net advisory fees in fiscal year 2001 of approximately $1.0 million, or 15.5%, over fiscal year 2000 was largely due to market declines in the Company's equity funds, particularly in the Bonnel Growth Fund, World Gold Fund, and All American Equity Fund, and shareholder withdrawals from the Bonnel Growth Fund.

     The increase in net advisory fees in fiscal year 2000 of approximately $1.3 million, or 24.5%, over fiscal year 1999 was largely due to market appreciation and shareholder purchases in the Bonnel Growth Fund. In addition, net advisory fees of the U.S. Government Securities Savings Fund increased 83.4% over fiscal year 1999 because the Company waived $839,000 less in fees than in fiscal year 1999.

     TRANSFER AGENT FEES. United Shareholder Services, Inc., a wholly owned subsidiary of the Company, provides transfer agency, lockbox, and printing services for Company clients. The Company receives, as compensation for services rendered as transfer agent, an annual fee per account and is reimbursed for out-of-pocket expenses associated with processing shareholder information. Transfer agent fees are therefore affected by the number of client accounts.

     The decrease in fees in fiscal year 2001, as compared with fiscal year 2000, is a result of a decrease in client accounts from 107,450 to 97,932. The fee decrease in fiscal year 2000, as compared with fiscal year 1999, is a result of a decrease in client accounts from 116,831 to 107,450. Management believes investors are shifting from direct investment in the funds to mutual fund supermarkets offered by broker/dealers such as Charles Schwab and Fidelity.

     CUSTODIAL AND ADMINISTRATIVE FEES. Security Trust & Financial Company
     (STFC), a wholly owned state chartered trust company, provided custodial and/or trustee services for IRAs and other retirement plans administered by the Company. The custodial fees were previously paid to STFC at calendar year end upon separate invoice to the customer, not the funds. Effective January 1, 2000, U.S. Global Administrators, Inc. (USGA), a wholly owned subsidiary of the Company, began providing qualified plan administration and record keeping services for existing 401(k) clients, which services were previously offered by STFC. The administrative fees were paid to USGA on a quarterly basis by its clients. USGA ceased revenue-generating operations on May 31, 2001. STFC continued to collect its custodial fees through May 31, 2001, at which time a majority of these fees transferred to USGI. Both companies will be liquidated subsequent to fiscal year end.

     Custodial and administrative fees decreased approximately $180,000, or 37.6%, in fiscal year 2001. This decrease was primarily due to the dissolution of USGA's 401(k) operations. The custodial and administrative fee increase of approximately $20,000, or 4.3%, in fiscal year 2000 over fiscal year 1999 was due primarily to growth in the retirement plans under administration.

     MAILING SERVICES. A&B Mailers, Inc., a wholly owned subsidiary of the Company, provides mail-handling services to various entities. One of A&B Mailers' primary customers is the Company in connection with its efforts to promote the funds. Each service is priced separately.

     Mailing service fees decreased approximately $66,000, or 17.9%, in fiscal year 2001. This decline was due primarily to reduced mailing activities for USGIF and USGAF as well as outside clients. There was an increase in mailing service fees of approximately $75,000, or 25.6%, in fiscal year 2000 from fiscal year 1999. This increase was related to increased mailings for USGIF and USGAF.


     EXPENSES

     (DOLLARS IN THOUSANDS)         2001       2000     % CHANGE     2000      1999      % CHANGE
                                   -------    -------    -------    -------   -------     -------
     Employee compensation and
       benefits                    $ 4,701    $ 4,767     (1.4)%    $ 4,767   $ 5,125      (7.0)%
     General and administrative      4,304      4,525     (4.9)%      4,525     4,061      11.4 %
     Marketing and distribution        311        695    (55.3)%        695       860     (19.2)%
     Depreciation and
       amortization                    226        395    (42.8)%        395       493     (19.7)%
     Interest and finance              110        113     (2.7)%        113       127     (11.3)%
     Total                         $ 9,652    $10,495     (8.0)%    $10,495   $10,666      (1.6)%

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits decreased in fiscal year 2001 over fiscal year 2000 by approximately $66,000, or 1.4%, due to staff reductions implemented during the third and fourth quarters of fiscal year 2001 in response to market downturns and decreased shareholder activity. Employee compensation and benefits decreased in fiscal year 2000 over fiscal year 1999 by approximately $358,000, or 7.0%, due to the reduction of personnel resulting from the introduction of new technology and improved processes. The Company expects that employee compensation expenses for fiscal year 2002 will continue to decline as the staff reductions in fiscal year 2001 were not fully effective until the end of the fiscal year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by approximately $221,000, or 4.9%, in fiscal year 2001 over fiscal year 2000 largely due to (1) a decrease in sub-advisory fees paid for management of the Bonnel Growth Fund, and (2) a decrease in travel and training expenses incurred on behalf of company personnel. These decreases were offset by increased professional fees and leasing costs associated with equipment and computers. General and administrative expenses increased by approximately $464,000, or 11.4%, in fiscal year 2000 over fiscal year 1999 largely due to (1) an increase in sub-advisory fees paid for management of the Bonnel Growth Fund and additional fees paid to mutual fund supermarkets due to the asset growth of the fund, and (2) an increase in education and training expenses for company personnel.

     MARKETING AND DISTRIBUTION. Fiscal year 2001 marketing and distribution expenses decreased by approximately $384,000, or 55.3%, over fiscal year 2000. The net decrease was due to an overall reduction of marketing expenditures as well as an increased percentage of marketing costs that were reimbursed by 12b-1 plans adopted by the funds. Fiscal year 2000 marketing and distribution expenses decreased by approximately $165,000, or 19.2%, over fiscal year 1999. The net decrease was due to an increase in the percentage of marketing costs reimbursed by the 12b-1 plans, which offset an overall increase in marketing expenditures. The Company expects that marketing and distribution expenses for fiscal year 2002 will approximate fiscal year 2001 levels.

     DEPRECIATION AND AMORTIZATION. Depreciation expenses decreased by approximately $169,000, or 42.8%, in fiscal year 2001 from fiscal year 2000 due to the Company's decision to lease its computer equipment. As such, fully depreciated assets were replaced by operating leases. Depreciation expenses decreased by approximately $98,000, or 19.7%, in fiscal year 2000 from fiscal year 1999 due to certain assets becoming fully depreciated.

     INTEREST AND FINANCE. Interest and finance charges are incurred primarily from a note payable on the Company's building. The decrease in interest expense of $3,000, or 2.7%, in fiscal year 2001 from fiscal year 2000 and the decrease of $14,000, or 11.3%, in fiscal year 2000 from fiscal year 1999 were due to the continued amortization of the note payable.

     INCOME TAXES

     Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2001, the Company has net operating losses (NOLs) of approximately $2.1 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $230,000 expiring between fiscal 2002 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to June 30, 2001, there could be an annual limitation on the amount of NOLs that could be utilized.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $547,000 and $293,000 at June 30, 2001, and June 30, 2000, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had net working capital (current assets minus current liabilities) of approximately $3.2 million and a current ratio of
     4.1 to 1. With approximately $1.3 million in cash and cash equivalents and almost $1.9 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $5.7 million, with cash, cash equivalents, and marketable securities comprising 40.3% of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses, including debt service.

     The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2002, and May 31, 2002, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.

     Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.


MARKET RISK DISCLOSURES

     The Company's balance sheet includes assets whose fair value is subject to market risks. Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management's estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company's investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients.

     The table below summarizes the Company's equity price risks as of June 30, 2001, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

                                                                  ESTIMATED FAIR        INCREASE
                                               HYPOTHETICAL         VALUE AFTER      (DECREASE) IN
                            FAIR VALUE AT       PERCENTAGE      HYPOTHETICAL PRICE    SHAREHOLDERS'
                          JUNE 30, 2001 ($)       CHANGE            CHANGE ($)          EQUITY ($)
                          -----------------    ------------     ------------------    -------------
      Trading securities      1,163,693        25% increase         1,454,616             192,009
                                               25% decrease           872,770           (192,009)

      Available-for-sale        694,870        25% increase           868,587             114,653
                                               25% decrease           521,153           (114,653)

     The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be much worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Shareholders of U. S. Global Investors, Inc.

     We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. and Subsidiaries (Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Global Investors, Inc. and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.



     /s/ Ernst & Young LLP

     Ernst & Young LLP
     Dallas, Texas
     September 27, 2001

CONSOLIDATED BALANCE SHEETS


                                             ASSETS

                                                                               JUNE 30,
                                                                       -------------------------
                                                                           2001          2000
                                                                       -----------   -----------
CURRENT ASSETS
     Cash and cash equivalents                                          $1,333,922    $1,356,903
     Trading securities, at fair value                                   1,163,693     1,424,120
     Receivables
         Mutual funds                                                      773,595       779,809
         Other                                                             396,829       447,548
     Prepaid Expenses                                                      203,565       350,729
     Deferred Tax Asset                                                    435,949       215,077
                                                                       -----------   -----------
         TOTAL CURRENT ASSETS                                            4,307,553     4,574,186
                                                                       -----------   -----------
NET PROPERTY AND EQUIPMENT                                               2,029,899     2,278,744
                                                                       -----------   -----------
OTHER ASSETS
     Restricted investments                                                225,000       240,000
     Long-term deferred tax asset                                          605,066       836,056
     Investment securities available-for-sale, at fair value               694,870     1,159,042
     Other                                                                  49,796        30,596
                                                                       -----------   -----------
         TOTAL OTHER ASSETS                                              1,574,732     2,265,694
                                                                       -----------   -----------
TOTAL ASSETS                                                            $7,912,184    $9,118,624
                                                                       ===========   ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                    $ 280,587     $ 498,632
     Accrued compensation and related costs                                224,094       298,826
     Current portion of notes payable                                       69,094        68,257
     Current portion of annuity and contractual obligation                   9,100         8,487
     Other accrued expenses                                                477,886       561,975
                                                                       -----------   -----------
         TOTAL CURRENT LIABILITIES                                       1,060,761     1,436,177
                                                                       -----------   -----------
NONCURRENT LIABILITIES
     Notes payable - net of current portion                              1,013,747     1,066,705
     Annuity and contractual obligations                                   122,156       131,256
                                                                       -----------   -----------
         TOTAL NONCURRENT LIABILITIES                                    1,135,903     1,197,961
                                                                       -----------   -----------
     TOTAL LIABILITIES                                                   2,196,664     2,634,138
                                                                       -----------   -----------
SHAREHOLDERS' EQUITY
     Common stock (class A) -- $0.05 par value; nonvoting;                 314,974       314,974
       authorized 7,000,000 shares
     Common stock (class C)  -- $0.05 par value; voting;
       authorized 1,750,000 shares                                          74,840        74,840
     Additional paid-in capital                                         10,678,419    10,578,419
     Treasury stock, class A shares at cost; 313,426 and 282,350
       shares at June 30, 2001 and 2000, respectively                    (632,261)     (637,298)
     Accumulated other comprehensive loss, net of tax                    (102,364)      (51,771)
     Accumulated deficit                                               (4,618,088)   (3,794,678)
                                                                       -----------   -----------
         TOTAL SHAREHOLDERS' EQUITY                                      5,715,520     6,484,486
                                                                       -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $7,912,184    $9,118,624
                                                                       ===========   ===========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                  YEAR ENDED JUNE 30,
                                                        ----------------------------------------
                                                            2001          2000          1999
                                                        ------------  ------------  ------------
REVENUE
     Investment advisory fees                            $ 5,497,802   $ 6,505,552   $ 5,223,405
     Transfer agent fees                                   2,682,226     2,933,855     3,340,528
     Custodial and administrative fees                       302,017       484,441       464,666
     Investment income                                       127,395       556,165       352,204
     Other                                                   284,444       432,751       358,377
                                                        ------------  ------------  ------------
                                                           8,893,884    10,912,764     9,739,180
                                                        ------------  ------------  ------------
EXPENSES
     General and administrative                            9,315,982     9,987,166    10,046,087
     Depreciation and amortization                           226,150       395,452       492,581
     Interest                                                110,250       112,653       126,948
                                                        ------------  ------------  ------------
                                                           9,652,382    10,495,271    10,665,616
                                                        ------------  ------------  ------------
INCOME (LOSS) BEFORE EQUITY INTEREST AND INCOME TAXES      (758,498)       417,493     (926,436)
                                                        ------------  ------------  ------------

EQUITY IN NET INCOME (LOSS) OF AFFILIATE                          --        51,739     (743,041)
                                                        ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                          (758,498)       469,232   (1,669,477)
PROVISION FOR FEDERAL INCOME TAXES

     Tax (Benefit) Expense                                    36,181      (26,526)       183,329
                                                        ------------  ------------  ------------
NET INCOME (LOSS)                                          (794,679)       495,758   (1,852,806)
Other comprehensive income (loss), net of tax:
     Unrealized  gains (losses) on  available-for-sale
     securities                                             (50,593)        23,167           806
                                                        ------------  ------------  ------------
COMPREHENSIVE INCOME (LOSS)                               $(845,272)     $ 518,925  $(1,852,000)
                                                        ============  ============  ============
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE             $   (0.11)     $    0.07  $     (0.28)
                                                        ============  ============  ============

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   COMMON    COMMON                                        ACCUMULATED
                                   STOCK     STOCK    ADDITIONAL                              OTHER
                                  (CLASS    (CLASS     PAID-IN    ACCUMULATED   TREASURY  COMPREHENSIVE
                                     A)       C)       CAPITAL      DEFICIT      STOCK    INCOME (LOSS)     TOTAL
                                  --------- -------- ------------ ------------ ---------- -------------- -----------
BALANCE AT JUNE 30, 1998          $314,972  $24,842   $10,591,708  $(2,437,630) $(476,289)   $(75,744)    $7,941,859
(6,299,444 SHARES OF CLASS A;
496,830 SHARES OF CLASS C)

Purchase of 133,685 shares of
Common Stock (Class A)                  --       --           --           --  (230,113)           --     (230,113)

Reissuance of 28,892 shares of
Common Stock (Class A)                  --       --      (5,080)           --     57,572           --        52,492

Conversion of 30 shares of
Common Stock (Class C) to
Common Stock (Class A)                   2      (2)           --           --         --           --            --

Unrealized gain (loss) on
securities available-for-sale
(net of tax)                            --       --           --           --         --          806           806

Net Loss                                --       --           --  (1,852,806)         --           --    (1,852,806)
                                  --------- -------- ------------ ------------ ---------- -------------- -----------

BALANCE AT JUNE 30, 1999
(6,299,474 SHARES OF CLASS A;
496,800 SHARES OF CLASS C)         314,974   24,840   10,586,628  (4,290,436)  (648,830)     (74,938)     5,912,238

Purchase of 25,375 shares of
Common Stock (Class A)                  --       --           --           --   (43,862)           --      (43,862)

Reissuance of 31,054 shares of
Common Stock (Class A)                  --       --      (8,209)           --     55,394           --        47,185

Issuance of 1,000,000 shares of
Common Stock (Class C) to Frank
Holmes as deferred compensation         --   50,000     (50,000)           --         --           --            --

Recognition of current year
portion of deferred compensation        --       --       50,000           --         --           --        50,000

Unrealized gain (loss) on
securities available-for-sale
(net of tax)                            --       --           --           --         --       23,167        23,167

Net Income                              --       --           --      495,758         --           --       495,758
                                  --------- -------- ------------ ------------ ---------- -------------- -----------

BALANCE AT JUNE 30, 2000
(6,299,474 SHARES OF CLASS A;
1,496,800 SHARES OF CLASS C)       314,974   74,840   10,578,419  (3,794,678)  (637,298)     (51,771)     6,484,486

Purchase of 71,346 shares of
Common Stock (Class A)                  --       --           --           --   (81,326)           --      (81,326)

Reissuance of 40,270 shares of
Common Stock (Class A)                  --       --           --     (28,731)     86,363           --        57,632

Recognition of current year
portion of deferred compensation        --       --      100,000           --         --           --       100,000

Unrealized gain (loss) on
securities available-for-sale
(net of tax)                            --       --           --           --         --     (50,593)      (50,593)

Net Loss                                --       --           --    (794,679)         --          --      (794,679)
                                  --------- -------- ------------ ------------ ---------- -------------- -----------
BALANCE AT JUNE 30, 2001          $314,974  $74,840  $10,678,419  $(4,618,088) $(632,261)  $(102,364)    $5,715,520
(6,299,474 SHARES OF CLASS A;     ========= ======== ============ ============ ========== ============== ===========
1,496,800 SHARES OF CLASS C)


         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   YEAR ENDED JUNE 30,
                                                          --------------------------------------
                                                            2001           2000        1999
                                                          ---------      ---------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                                    $(794,679)     $ 495,758  $(1,852,806)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                       226,150       395,452       492,581
         Net gain on sales of securities                   (383,379)     (550,000)     (238,394)
         (Gain) loss on disposal of equipment                 97,752       (5,752)            --
         Gain on changes of interest in affiliate                 --            --      (97,744)
         Provision for deferred taxes                         36,181      (26,526)       183,329
         Reserve against impairment of equipment               9,436            --            --
     Changes in assets and liabilities, impacting
       cash from operations:
         Accounts receivable                                  56,933      (62,213)       913,527
         Prepaid expenses and other                          142,964        46,134       954,571
         Trading securities                                1,018,363       676,746       377,260
         Accounts payable and accrued expenses             (376,866)       286,245       118,253
                                                          ---------      ---------   -----------
         Total adjustments                                   827,534       760,086     2,703,383
                                                          ---------      ---------   -----------
NET CASH PROVIDED BY OPERATIONS                               32,855     1,255,844       850,577
                                                          ---------      ---------   -----------
CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                     (84,493)     (258,644)     (323,069)
     Proceeds on disposal of equipment                            --        16,792            --
     Purchase of available-for-sale securities             (233,310)     (717,652)      (97,056)
     Redemption (investment) in equity affiliate                  --       100,000     (550,000)
     Proceeds on sale of available-for-sale
       securities                                            246,269            --            --
                                                          ---------      ---------   -----------
NET CASH USED IN INVESTING ACTIVITIES                       (71,534)     (859,504)     (970,125)
                                                          ---------      ---------   -----------
CASH FLOW FROM FINANCING ACTIVITIES
     Payments on annuity                                     (8,487)       (7,915)       (7,381)
     Payments on note payable                               (52,121)      (60,092)      (62,070)
     Proceeds  from  issuance  or  exercise
       of stock, warrants, and options                       157,632        47,185        52,491
     Purchase of treasury stock                             (81,326)      (43,862)     (230,112)
                                                          ---------      ---------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                   15,698      (64,684)     (247,072)
                                                          ---------      ---------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                (22,981)       331,656     (366,620)
BEGINNING CASH AND CASH EQUIVALENTS                        1,356,903     1,025,247     1,391,867
                                                          ---------      ---------   -----------
ENDING CASH AND CASH EQUIVALENTS                           1,333,922     1,356,903     1,025,247
                                                          ==========     =========   ===========
SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Receipt of trading and available-for-sale
       securities in liquidation of equity investment             --      $701,478            --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                 $133,250       $89,653      $126,948

         The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION. U.S. Global Investors, Inc. (Company or U.S. Global) serves as investment adviser, investment manager, and transfer agent to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF), both Massachusetts business trusts that are no-load, open end investment companies offering shares in numerous mutual funds to the investing public. The Company has served as investment adviser and manager since the inception of USGIF and USGAF and assumed the transfer agency function of USGIF in November 1984, and of USGAF in October 1994, the commencement of operations. For these services, the Company receives fees from USGIF and USGAF.

     U.S. Global has formed the following companies to provide supplementary services to USGIF and USGAF: United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Brokerage, Inc. (USGB), U.S. Global Administrators, Inc. (USGA), and Security Trust & Financial Company (STFC). USGA and STFC will be liquidated subsequent to fiscal year end.

     The Company has formed a limited liability company, which was incorporated in Guernsey on August 20, 1993. This company, U.S. Global Investors (Guernsey) Limited (USGG), is utilized in conducting the Company's cash management activities.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, STFC, A&B, USGG, USGB, and USGA.

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

     ACCOUNTING FOR EQUITY INVESTMENTS. Before the liquidation of the U.S. Global Strategies Fund (Guernsey Fund) in fiscal year 2000, the Company accounted for its investment in the Guernsey Fund under the equity method.

     CASH AND CASH EQUIVALENTS. Cash consists of cash on hand and cash equivalents with original maturities of three months or less.

     SECURITY INVESTMENTS. The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

     In accordance with SFAS 115, the Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings. Investments classified neither as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, are reported, net of tax, as a separate component of shareholders' equity, and are recorded in earnings on the date of sale.

     The Company values its investments using third-party quoted prices. For securities that have no quoted price or for which the Company owns a significant portion of shares relative to trading volume, management estimates the fair value of these securities.

     Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis and are recorded in earnings on the date of sale. For those securities with declines in value that are deemed permanent, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings.

     FIXED ASSETS. Fixed assets are recorded at cost. Depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: building improvements, furniture, and equipment are depreciated over 3 years, and the building is depreciated over 31.5 years.

     INCOME TAXES. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The liability method requires that deferred tax assets be reduced by a valuation allowance in cases where it is more likely than not that the deferred tax assets will not be realized.

     REVENUE RECOGNITION. Investment advisory fees, transfer agent fees, custodian fees, and all other fees earned by the Company are recorded as income during the period in which services are performed.

     ADVERTISING. The Company expenses advertising and sales promotion costs as they are incurred. Total advertising and sales promotion expenditures were approximately $264,000, $575,000, and $741,000 in 2001, 2000, and 1999,
     respectively.

     FOREIGN CURRENCY TRANSACTIONS. Transactions between the Company and foreign entities are converted to U.S. dollars using the exchange rate on the date of the transactions. Security investments valued in foreign currencies are translated to U.S. dollars using the applicable exchange rate as of the reporting date. Realized foreign currency gain (loss) is included as a component of investment income.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


     NOTE 2. INVESTMENTS

     The following table summarizes investment activity over the last three fiscal years:

                                                        YEAR ENDED JUNE 30,
                                             -----------------------------------
                                               2001          2000         1999
                                             ---------    ---------    ---------
     Realized gains on sale of
       securities                           $  383,379     $550,000     $238,394
     Trading securities, at cost             1,951,963    1,832,282    1,197,233
     Trading securities, at fair value       1,163,693    1,424,120      884,837
     Net change in unrealized losses on
       trading securities (included in
       earnings)                             (379,861)       95,974       41,251
     Available-for-sale securities,
       at cost                                 849,966    1,237,483      484,382
     Available-for-sale securities, at
       fair value                              694,870    1,159,042      370,840
     Unrealized loss recorded in
       shareholders' equity (net of            102,364       51,771       74,938
       tax)
     Unrealized gains on available-for-
       sale securities reclassified as
       trading securities during fiscal
       year                                        --           --      344,394

     NOTE 3. INVESTMENT MANAGEMENT, TRANSFER AGENT, AND OTHER FEES

     The Company serves as investment adviser to USGIF and USGAF and receives a fee based on a specified percentage of net assets under management. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts serviced. The Company also provides in-house legal services to USGIF and USGAF. The Company also receives exchange, maintenance, closing, and small account fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

     The Company receives additional revenue from several sources including: custodian revenues, revenues from miscellaneous transfer agency activities including lockbox, and printing functions, A&B mailroom operations, as well as gains on marketable securities transactions.

     The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF through June 30, 2002, or such later date as the Company determines. The aggregate amount of fees waived and expenses borne by the Company were $2,039,360, $2,125,773, and $3,052,054 in 2001, 2000, and 1999, respectively.

     The investment advisory contract and related contracts between the Company and USGIF expire in February 2002, and the contracts between the Company and USGAF expire in May 2002. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.


     NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment are composed of the following:


                                                               JUNE 30,
                                                       ------------------------
                                                           2001         2000
                                                       -----------  -----------
     Building and land                                  $2,203,757   $2,203,757
     Furniture, equipment, and other                     2,122,642    5,600,773
     Building improvements                                  67,856      189,156
                                                       -----------  -----------
                                                         4,394,255    7,993,686
     Accumulated depreciation and amortization         (2,364,356)  (5,714,942)
                                                       -----------  -----------
     Net property and equipment                         $2,029,899   $2,278,744
                                                       ==========   ===========

     The building and land are pledged as collateral for the financing used to acquire the building.


     NOTE 5. BORROWINGS

     The Company has a note payable to a bank, which is secured by land, an office building, and related improvements. As of June 30, 2001, the balance on the note was $1,082,841. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on Bank One Texas Prime. The rate was locked in September 1, 2001, at 6.50%. The current monthly payment is $12,320, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company was not in compliance with certain debt covenants but received a waiver from the bank through June 30, 2001. The Company projects that it will be in full compliance with its debt covenants for the quarter ended September 30, 2001, and believes that the bank will provide a waiver if the Company falls short of its projections.

     The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable and pledged securities.

     Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

     Future principal payments to be made over the next five years based on the note payable outstanding at June 30, 2001, are as follows:

          FISCAL YEAR                                         AMOUNT
          -----------                                       ----------
              2002                                          $   69,094
              2003                                              77,236
              2004                                              83,012
              2005                                              89,219
              2006                                             764,280
                                                            ----------
             Total                                          $1,082,841

     NOTE 6. LEASE COMMITMENTS

     The Company has operating leases for computers and equipment that expire between fiscal years 2002 and 2006. Total lease expenses were $202,006, $108,925, and $57,859 in fiscal years 2001, 2000, and 1999, respectively.
     Future minimum lease payments required under these leases are as follows:

          FISCAL YEAR                                          AMOUNT
          -----------                                        ---------
              2002                                           $ 215,872
              2003                                             169,089
              2004                                              36,687
              2005                                               9,036
              2006                                               3,012
                                                             ---------
             Total                                           $ 433,696


     NOTE 7. ANNUITY AND CONTRACTUAL OBLIGATIONS

     On February 6, 1989, the Company entered into an agreement with Clark Aylsworth (Aylsworth) related to his retirement on December 31, 1988. This agreement provided for the payment to Aylsworth of a monthly annuity of $1,500 for the remainder of his life or his wife's life, if he predeceases her. The Company has recorded an obligation related to this agreement.

     On December 30, 1990, the Company entered into a noncompete/noninterference agreement, an executory contract, pursuant to which it pays the Aylsworths $4,500 monthly, such amount to continue for the longer of Aylsworth's or his wife's life. The Company determined that the executory contract should be expensed as payments are made. The Company placed cash in escrow to cover the Company's obligation to the Aylsworths if the Company defaults. The escrowed amount decreases $15,000 annually and amounted to $225,000 at June 30, 2001.


     NOTE 8. BENEFIT PLANS

     The Company has a contributory profit sharing plan, which includes all qualified employees who have completed one year of employment with the Company as of June 30. The amount of the annual contribution, which may not exceed 15% of earnings before income taxes, is approved by the Company's board of directors. The Company has neither accrued nor paid a contribution for fiscal years 2001, 2000, and 1999.

     The Company also has a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code. In connection with this 401(k) plan, participants can voluntarily contribute up to 15% of their compensation to this plan, and the Company will match 50% of their contribution up to a match of 2% of their compensation. The Company has recorded expenses related to the 401(k) plan of $37,477, $48,743, and $45,143 for fiscal years 2001, 2000, and 1999, respectively.

     The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies, which essentially all such employees accepted. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their children's education. The Company match, reflected in base salary expense, aggregated in all programs to $67,485, $53,417, and $57,317 in fiscal years 2001, 2000, and 1999, respectively.

     Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company's estimate of claims incurred but not paid at June 30, 2001.

     NOTE 9. SHAREHOLDERS' EQUITY

     In March 1985, the board of directors adopted an Incentive Stock Option Plan (1985 Plan), amended in November 1989 and December 1991, which provides for the granting of options to purchase 200,000 shares of the Company's class A common stock, at or above fair market value, to certain executives and key salaried employees of the Company and its subsidiaries. Options under the 1985 Plan may be granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company's stock and up to ten years for other employees. Options issued under the 1985 Plan vest six months from the grant date or 20% on the first, second, third, fourth and fifth anniversaries of the grant date. Since adoption of the 1985 plan, options have been granted at prices ranging from $1.50 to $4.50 per share, which equaled or exceeded the fair market value at date of grant. As of June 30, 2001, options covering 88,000 shares have been exercised, and options covering 111,000 shares have expired. The 1985 plan expired December 31, 1994; consequently, there will be no further option grants under the 1985 plan.

     In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan), amended in December 1991, which provides for the granting of options to purchase 800,000 shares of the Company's class A common stock to directors, officers, and employees of the Company and its subsidiaries. Since adoption of the 1989 Plan, options have been granted at prices ranging from $1.50 to $5.69 per share, which equaled or exceeded the fair market value at date of grant. During fiscal year 2000, options covering 22,000 shares were granted at an exercise price of $1.50 per share. Options issued under the 1989 Plan vest six months from the grant date or 20% on the first, second, third, fourth and fifth anniversaries of the grant date. As of June 30, 2001, options covering 393,000 shares have been exercised under this plan, and options covering 273,400 shares have expired.

     In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 200,000 shares of the Company's class A common stock to directors, officers, and employees of the Company and its subsidiaries. During fiscal year 1999, options covering 20,000 shares were granted at an exercise price of $1.56 per share. During fiscal year 2000, options covering 72,000 shares were granted at an exercise price of $1.50 per share. As of June 30, 2001, options covering 6,000 shares have been exercised under this plan, and options covering 106,500 shares have expired.

     During fiscal year 1999, the Board of Directors of the Company approved the issuance of 1,000,000 shares of class C common stock to Frank Holmes in exchange for services and cancellation of the option to purchase 400,000 shares of class C common stock held by Mr. Holmes and the cancellation of warrants to purchase 586,122 shares of class C common stock held by Mr. Holmes and F.E. Holmes Organization, Inc. The 1,000,000 shares vest over a ten-year period beginning July 1, 1998, and will vest fully on June 30, 2008, or in the event of Mr. Holmes' death, and were valued at $.50 per share for compensation purposes. The agreement was executed on August 10, 1999.

     On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company's board of directors, with the exception that any dividends declared must first be paid to the holders of the class A stock to the extent of 5% of the Company's after-tax prior year net earnings.

     The holders of the class A stock have a liquidation preference equal to the par value of $.05 per share. Stock option transactions under the various stock option plans are summarized below:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                        SHARES        PRICE ($)
                                                      ----------      --------
     OUTSTANDING JUNE 30, 1998                           971,600         2.41
          Granted                                         20,000         1.56
          Canceled                                        38,800         2.48
          Exercised                                           --          --
                                                      ----------

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                        SHARES        PRICE ($)
                                                      ----------      --------
     OUTSTANDING JUNE 30, 1999                           952,800         2.40
          Granted                                         94,000         1.50
          Canceled                                       666,000         2.40
          Exercised                                           --          --
                                                      ----------

     OUTSTANDING JUNE 30, 2000                           380,800         2.16
          Granted                                             --          --
          Canceled                                        39,000         1.58
          Exercised                                           --          --
                                                      ----------
     OUTSTANDING JUNE 30, 2001                           341,800         2.23
                                                      ==========

     As of June 30, 2001, 2000, and 1999, exercisable stock options totaled 293,000, 295,700, and 948,020 shares and had weighted average exercise prices of $2.35, $2.35, and $2.39 per share, respectively.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, the Company has not recognized compensation expense for its stock options granted subsequent to December 15, 1994, the effective date of the Statement. Had compensation expense for the Company's stock options granted after issuance of SFAS 123 been determined based on the fair value at the grant dates consistent with the methodology of SFAS 123, such compensation expense, net of tax benefit, would have been $7,670, $1,227, and $13,121 in fiscal years 2001, 2000, and 1999, respectively, and the pro forma net income and income per share would have been as follows: granted subsequent to December 15, 1994, the effective date of the Statement. Had compensation expense for the Company's stock options granted after issuance of SFAS 123 been determined based on the fair value at the grant dates consistent with the methodology of SFAS 123, such compensation expense, net of tax benefit, would have been $7,670, $1,227, and $13,121 in fiscal years 2001, 2000, and 1999, respectively, and the pro forma net income and income per share would have been as follows:

                                              FISCAL YEAR ENDED JUNE 30,
                                        --------------------------------------
                                           2001         2000           1999
                                        ----------    --------     -----------
     Pro forma net income (loss)        $(802,349)    $494,531     $(1,865,927)
     Pro forma income (loss) per
       share - basic and diluted           $(0.11)       $0.07          $(0.28)

     The weighted average fair value of options granted during the fiscal years ended June 30, 2000 and 1999, was $0.81 and $0.85, respectively. Because SFAS 123 is applicable only to options granted in fiscal years beginning subsequently to December 15, 1994, its pro forma effect was not fully reflected until fiscal 2001 due to vesting requirements. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                             FISCAL YEAR ENDED JUNE 30,
                                    -------------------------------------------
                                         2001          2000           1999
                                    -------------  -------------  -------------
     Expected volatility              0.42 - 0.55    0.42 - 0.55    0.42 - 0.55
     Expected dividend yield                   --             --             --
     Expected life (term)                 8 years        8 years        8 years
     Risk-free interest rate        5.07% - 6.16%  4.41% - 6.16%  4.41% - 5.53%

     Class A common stock options outstanding and exercisable at June 30, 2001, were as follows:

                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  --------------------------------------------------------   ----------------------
                             WEIGHTED                             WEIGHTED                 WEIGHTED
                   DATE OF    AVERAGE                 REMAINING    AVERAGE                  AVERAGE
                   OPTION     OPTION       NUMBER      LIFE IN     OPTION       NUMBER      OPTION
                    GRANT    PRICE ($)  OUTSTANDING     YEARS     PRICE ($)  EXERCISABLE   PRICE ($)
                  --------   ---------  -----------   --------    ---------  -----------   ---------
     1985 PLAN
     CLASS A      12/15/94      2.63          3,500       3.45        2.63        3,500        2.63

     1989 PLAN
     CLASS A      12/06/91      2.63        148,300       0.43        2.63      148,300        2.63
                  05/16/94      4.75          2,000       2.87        4.75        2,000        4.75
                  09/05/95      2.63          5,000       4.18        2.63        5,000        2.63
                  05/24/96      3.06         10,000       4.90        3.06       10,000        3.06
                  06/04/97      2.00         30,000       5.93        2.00       30,000        2.00
                  12/03/99      1.50         15,000       8.42        1.50        3,000        1.50
                             -----------    -------       ----        ----      -------        ----
                             1.50 - 4.75    210,300       1.26        2.50      198,300        2.56

     1997 PLAN
     CLASS A      06/04/97      1.82         32,000       5.93        1.82       32,000        1.82
                  06/04/97      2.00         50,000       5.93        2.00       50,000        2.00
                  12/03/99      1.50         46,000       8.42        1.50        9,200        1.50
                             -----------    -------       ----        ----      -------        ----
                             1.50 - 2.00    128,000       6.82        1.78       91,200        1.89

     ALL PLANS    12/91
                  through    1.50 - 4.75    341,800       3.37        2.23      293,000        2.35
                  12/99      =========== ==========       ====        ====     ========        ====

     During the fiscal years ended June 30, 2001, and June 30, 2000, the Company purchased 71,346 and 25,375 shares of its class A common stock at an average price of $1.14 and $1.73 per share, respectively.


     NOTE 10. INCOME TAXES

     The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

                                                    YEAR ENDED JUNE 30,
                                          -------------------------------------
                                              2001         2000         1999
                                          -----------   ----------    ---------
     Tax expense (benefit) at
       statutory rate                     $ (257,889)    $ 159,539  $ (563,373)
     Nondeductible membership dues             18,758       11,379       12,238
     Nondeductible meals and
       entertainment                           10,788       27,813       35,194
     Change in valuation allowance            253,966    (258,095)      886,891
     Other                                     10,558       32,838    (187,621)
                                          -----------   ----------    ---------
                                             $ 36,181   $ (26,526)     $183,329
                                          ===========   ==========     ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred total assets and liabilities are as follows:

                                                                            YEAR ENDED JUNE 30,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       -----------      -----------
     BOOK/TAX DIFFERENCES IN THE BALANCE SHEET
          Trading securities                                           $   268,012      $   138,775
          Accumulated depreciation                                            --            147,941
          Accrued expenses                                                 115,202           76,301
          Available-for-sale securities                                     52,733           26,670
          Reduction in cost basis of available-for-sale securities         177,466          177,466
          Annuity obligations                                               44,627           47,513
          Affiliated investment                                               --             17,591
                                                                       -----------      -----------
                                                                           658,040          632,257
     TAX CARRYOVERS
          Net operating loss (NOL) carryover                               699,061          479,095
          Charitable contributions carryover                                78,363           65,748
          Investment tax credit                                             34,472           34,472
          Alternative minimum tax credits                                  139,729          132,128
                                                                       -----------      -----------
                                                                           951,625          711,443
                                                                       -----------      -----------
     TOTAL GROSS DEFERRED TAX ASSET                                      1,609,665        1,343,700
                                                                       -----------      -----------

     BOOK/TAX DIFFERENCES IN THE BALANCE SHEET
          Accumulated depreciation                                         (22,117)            --

          Unrealized loss on available-for-sale securities                 (52,733)         (26,670)
                                                                       -----------      -----------

     TOTAL GROSS DEFERRED TAX LIABILITY                                    (74,850)         (26,670)
                                                                       -----------      -----------
     DEFERRED TAX ASSET                                                  1,534,815        1,317,030
     VALUATION ALLOWANCE                                                  (546,533)        (292,567)
                                                                       -----------      -----------
     NET DEFERRED TAX ASSET                                            $   988,282      $ 1,024,463
                                                                       ===========      ===========

     For federal income tax purposes at June 30, 2001, the Company has NOLs of approximately $2.1 million, which will begin expiring between fiscal 2005 and 2011, charitable contribution carryovers of approximately $230,000 expiring between 2002 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of NOLs that could be utilized.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of $546,533 and $292,567 at June 30, 2001 and 2000, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.


     NOTE 11. EARNINGS PER SHARE

     The following table sets forth the computation for basic and diluted earnings per share (EPS):

                                                                   YEAR ENDED JUNE 30,
                                                       -------------------------------------------
                                                           2001            2000            1999
                                                       -----------      ----------     -----------
     BASIC AND DILUTED NET INCOME (LOSS)               $  (794,679)     $  495,758     $(1,852,806)
     WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
          Basic                                          7,524,913       7,408,821       6,562,140
     EFFECT OF DILUTIVE SECURITIES
          Employee stock options                              --             2,278           1,704
                                                       -----------      ----------     -----------
          Diluted                                        7,524,913       7,411,099       6,563,844
                                                       ===========      ==========     ===========
     EARNINGS (LOSS) PER SHARE
          Basic                                        $     (0.11)     $     0.07     $     (0.28)
                                                       ===========      ==========     ===========
          Diluted                                      $     (0.11)     $     0.07     $     (0.28)
                                                       ===========      ==========     ===========

     The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2001, 2000, and 1999, options for 341,800, 296,800, and 910,800 shares, respectively, were excluded from diluted EPS. Additionally, for the year ended June 30, 1999, there were 586,122 warrants outstanding which had no dilutive effect and were excluded from diluted EPS.


     NOTE 12. COMPREHENSIVE INCOME

     The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

                                                                  TAX
                                                 BEFORE-TAX   (EXPENSE) OR     NET-OF-TAX
                                                  AMOUNT       BENEFIT ($)     AMOUNT ($)
                                                 ---------      ---------      ---------
     JUNE 30, 2001
          Unrealized gains (losses) on
          available-for-sale securities          $ (76,656)     $  26,063      $ (50,593)
          Less  reclassification  adjustment
          for gains in net income                     --             --             --
                                                 ---------      ---------      ---------
          Other comprehensive income (loss)      $ (76,656)     $  26,063      $ (50,593)
                                                 =========      =========      =========
     JUNE 30, 2000
          Unrealized gains (losses) on
          available-for-sale securities          $  35,101      $ (11,934)     $  23,167
          Less  reclassification  adjustment
          for gains in net income                     --             --             --
                                                 ---------      ---------      ---------
          Other comprehensive income (loss)      $  35,101      $ (11,934)     $  23,167
                                                 =========      =========      =========
     JUNE 30, 1999
          Unrealized gains (losses) on
          available-for-sale securities          $(333,172)     $ 113,278      $(219,894)
          Less  reclassification  adjustment
          for gains in net income                  334,394       (113,694)       220,700
                                                 ---------      ---------      ---------
          Other comprehensive income (loss)      $   1,222      $    (416)     $     806
                                                 =========      =========      =========

     NOTE 13. FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company operates principally in two business segments: providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following details total revenues and income (loss) by business segment:

                                                            INVESTMENT      CORPORATE      CONSOLI-
                                                            MANAGEMENT      INVESTMENT      DATED
                                                            SERVICES($)        ($)           ($)
                                                            ----------      ---------     ----------
     YEAR ENDED JUNE 30, 2001
          Net revenues                                       8,881,776         12,108      8,893,884
                                                            ==========      =========     ==========
          Net income (loss) before income taxes               (742,801)       (15,697)      (758,498)
                                                            ==========      =========     ==========
          Depreciation and amortization                        226,150           --          226,150
                                                            ==========      =========     ==========
          Interest expense                                     109,995            255        110,250
                                                            ==========      =========     ==========
          Capital expenditures                                  84,493           --           84,493
                                                            ==========      =========     ==========
          Gross identifiable assets at June 30, 2001         4,910,242      1,858,563      6,768,805
              Deferred tax asset                                                           1,041,015
              Accumulated other comprehensive loss                                           102,364
                                                                                           ---------
          Consolidated total assets at June 30, 2001                                       7,912,184
                                                                                           =========

     YEAR ENDED JUNE 30, 2000
          Net revenues                                      10,458,738        454,026     10,912,764
                                                            ==========      =========     ==========
          Income  (loss)  before  income  taxes and
            equity interest                                    (36,533)       454,026        417,493
              Equity in net loss of affiliate                     --           51,739         51,739
                                                            ----------       --------     ----------
          Net income (loss) before income taxes                (36,533)       505,765        469,232
                                                            ==========      =========     ==========
          Depreciation and amortization                        395,452           --          395,452
                                                            ==========      =========     ==========
          Interest expense                                     111,757            896        112,653
                                                            ==========      =========     ==========
          Capital expenditures                                 247,421           --          247,421
                                                            ==========      =========     ==========
          Gross identifiable assets at June 30, 2000         6,700,188      1,315,532      8,015,720
              Deferred tax asset                                                           1,051,133
              Accumulated other comprehensive loss                                            51,771
                                                                                          ----------
          Consolidated total assets at June 30, 2000                                       9,118,624
                                                                                          ==========

     YEAR ENDED JUNE 30, 1999
          Net revenues                                       9,542,037        197,143      9,739,180
                                                            ==========      =========     ==========
          Income  (loss)  before  income  taxes and
            equity interest                                 (1,123,579)       197,143       (926,436)
               Equity in net loss of affiliate                     --        (743,041)      (743,041)
                                                            ----------      ---------     ----------
           Net income (loss) before income taxes            (1,123,579)      (545,898)    (1,669,477)
                                                            ==========      =========     ==========
           Depreciation and amortization                       492,568             13        492,581
                                                            ==========      =========     ==========
           Interest expense                                    126,898             50        126,948
                                                            ==========      =========     ==========
          Capital expenditures                                 323,069           --          323,069
                                                            ==========      =========     ==========
          Gross identifiable assets at June 30, 1999         5,283,452      1,950,106      7,233,558
              Deferred tax asset                                                           1,019,642
              Accumulated other comprehensive loss                                            74,938
                                                                                          ----------
          Consolidated total assets at June 30, 1999                                       8,328,138
                                                                                          ==========

     NOTE 14. RELATED PARTY TRANSACTIONS

     In addition to the Company's receivable from USGIF and USGAF relating to investment management, transfer agent, and other fees, the Company had $1,303,789 and $1,280,768 invested in USGIF money market mutual funds at June 30, 2001 and 2000, respectively. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.

     Frank Holmes, a director and CEO of the Company, has served as a director of Franc-Or Resources beginning in June 2000, Broadband Collaborative Solutions in May 2000, and Consolidated Fortress Resources in November 2000. The Company owns positions in Franc-Or Resources, Broadband Collaborative Solutions, and Consolidated Fortress Resources with estimated fair market values of $352,060, $232,944, and $81,547, respectively.


     NOTE 15. CONTINGENCIES

     In fiscal year 2001, the Company paid $182,115 for losses from shareholder activity incurred by USGIF in previous years. Management consulted with its insurance carrier and internal legal counsel and determined that it was probable that this sum could be claimed against the Company's insurance policy. The deductible on this policy is $25,000. This amount has been expensed, but the remainder is in a receivable until final determination from the insurance carrier is received.

     The Company has been named as one of several defendants in a civil law suit filed in New York. Management consulted with internal legal counsel and determined that the Company has strong merits for either having the case dismissed or obtaining a favorable ruling. In addition, the Company has filed a claim against its insurance policy, and the carrier has agreed to coverage of this claim. Legal expenses associated with this law suit have been expensed as incurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Within twenty-four months prior to the date of the Company's most recent financial statement, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles or practices or financial statement disclosure has been filed with the Commission.

PART III OF ANNUAL REPORT ON FORM 10-K


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:


              NAME            AGE                      POSITION
     --------------------     ---   --------------------------------------------
     Frank E. Holmes          46    Chairman of the Board of Directors and Chief
                                    Executive Officer of the Company since
                                    October 27, 1989, and Chief Investment
                                    Officer since June 4, 1999. Since October
                                    1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has also served as Director of 71316 Ontario, Inc.
                                    since April 1987. Director, President, and
                                    Secretary of F.E. Holmes Organization, Inc.
                                    since July 1978. Director of USACI since
                                    February 1995, Director, and President from
                                    February 1995 to June 1997. Mr. Holmes has served as director of Franc-Or Resources
                                    Corporation since June 2000 and Consolidated
                                    Fortress since November 2000.

     Jerold H. Rubinstein     63    Director of the Company since October 1989.
                                    Chairman and Chief Executive Officer of Xtra
                                    Music from July 1997 to May 2000. Chairman of the Board of Directors and Chief
                                    Executive Officer of DMX Inc. from May 1986 to July 1997. Chairman of Musicplex, Inc.
                                    September 1999 to present.

     Roy D. Terracina         55    Director of the Company since December 1994
                                    and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures,
                                    Inc., an investment company, since January
                                    1994.

     J. Stephen Penner        60    Director since May 1997. From March 1982
                                    through November 2000 held various positions with LCG Associates. Mr. Penner currently serves as President and CEO of Fiduciary
                                    Advisory and Management Co., Inc.

     Thomas F. Lydon, Jr.     41    Director of the Company since June 1997.
                                    Chairman of the Board and President of
                                    Global Trends Investments since April 1996.
                                    President, Vice President and Account
                                    Manager with Fabian Financial Services, Inc.
                                    from April 1984 to March 1996. Member of the
                                    Advisory Board for Schwab Institutional from
                                    1989 to 1991 and from 1995 to 1996. Member of the Advisory Board of Rydex Series Trust since January 1999. Fund Relations Chair for
                                    SAAFTI since 1994.

     Susan B. McGee           42    President of the Company since February
                                    1998, General Counsel since March 1997.
                                    Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

     Bobby D. Duncan          44    Chief Financial Officer and Chief Operating
                                    Officer of the Company since December 2000.
                                    From 1985 through 1999, Mr. Duncan served in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Duncan served as Chief
                                    Financial Officer for Robbins Research
                                    International, Inc. from 1999 through 2000.

     None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

     The members of the board of directors are elected for one-year terms or until their successors are elected and qualified. The board of directors appoints the executive officers of the Company. The

     Company's Compensation Committee consists of Messrs. Holmes, Terracina, and Rubinstein. The Company's Audit Committee consists of Messrs. Penner, Rubinstein, and Terracina. The Stock Option Committee consists of Messrs. Penner, Rubinstein, and Terracina. The Company does not have a Nominating Committee.


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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2001, all Section 16(a) filing requirements applicable to its directors, officers, and more than 10% beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

     The Company has intentionally omitted columns (h) and (i) as they are not applicable.

     Includes amounts identified for 401(k) contributions (calculable through the end of June 30, 2001, fiscal year) and amounts for Company savings plans (calculable through the end of the June 30, 2001, fiscal year).

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                       ANNUAL COMPENSATION                              AWARDS
     ----------------------------------------------------------------------    ------------------------
                 (A)               (B)       (C)          (D)       (E)             (F)          (G)
     --------------------------   ----    ----------   ---------  ---------     -----------   ---------
                                                                   OTHER
                                                                   ANNUAL
              NAME AND                                            COMPEN-       RESTRICTED    NUMBER OF
        PRINCIPAL POSITION                                        SATION(1)       STOCK        OPTIONS/
           DURING FY 2001         YEAR    SALARY ($)   BONUS ($)     ($)        AWARDS ($)    SARS (2)
     --------------------------   ----    ----------   ---------  ---------     -----------   ---------
     Frank E. Holmes              2001     318,280     141,918    64,817(3)     100,000 (4)        --
     Chairman,  Chief Executive   2000     318,280      58,602       48,640      50,000 (4)        --
     Officer                      1999     318,280      92,054       41,780      338               --

     Susan B. McGee               2001     139,054      46,867           --           --           --
     President, General Counsel   2000     135,886      55,857           --           --       15,000
                                  1999     132,408      43,491           --          338           --
     --------------------
     (1)  The Company believes that the aggregate amounts of such omitted personal benefits do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported in columns (c) and (d) for the named executive officers.

     (2)  All options pertain to Company class A common stock

     (3)  Includes trustee fees of $52,000 paid by the Company.

     (4) Includes the board's issuance, in June 1999, of 1,000,000 shares of class C common stock to be vested over a ten-year period beginning with fiscal year 1999, with an annual compensation value of $50,000.
          Mr. Holmes will be fully vested on June 30, 2008. Issuance was in part to compensate him for his efforts and upon cancellation of Mr. Holmes' warrants and option to acquire 986,122 shares of class C common stock.

INCENTIVE COMPENSATION

     Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee's annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements.


     PROFIT SHARING PLAN

     In June 1983, the Company adopted a profit sharing plan in which all qualified employees who have completed one year of employment with the Company are included. Subject to board action, the Company may contribute up to 15% of its net income before taxes during each fiscal year, limited to 15% of qualifying salaries, to a profit sharing plan, the beneficiaries of which are the eligible employees of the Company. The Company's contribution to the plan is then apportioned to each employee's account in the plan in an amount equal to the percentage of the total basic compensation paid to all eligible employees, which each employee's individual basic compensation represents. For the fiscal year ended June 30, 2001, the Company did not contribute to the profit sharing plan. There have been no recent material changes to the plan.


     401(K) PLAN

     The Company adopted a 401(k) plan in October 1990 for the benefit of all employees. The Company will match a certain percentage of a participating employee's pay deferment. The Company contributes to participants' accounts at the same time that the employee's pay deferral is made.


     SAVINGS PLANS

     The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies, which essentially all such employees accepted. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their children's education.


     STOCK OPTION PLANS

     In March 1985, the board of directors of the Company adopted an Incentive Stock Option Plan (1985 Plan), giving certain executives and key salaried employees of the Company and its subsidiaries options to purchase shares of the Company's class A common stock. The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991, it was amended to provide provisions to cause the plan and future grants under the plan to qualify under the Securities Exchange Act of 1934 (1934 Act) Rule 16b-3. As of June 30, 2001, under this plan, 202,500 options were granted, 88,000 options had been exercised, 111,000 options had expired, and 3,500 options remained outstanding. The 1985 Plan, as amended, terminated on December 31, 1994.

     In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 2001, there were no grants. As of June 30, 2001, under this amended plan, 876,700 options had been granted, 393,000 options had been exercised, 273,400 options had expired, and 210,300 options remained outstanding.

     In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of the Company's class A common stock to directors, officers, and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by a committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 2001, there were no options granted. As of June 30, 2001, 240,500 options had been granted; 6,000 shares had been exercised; 106,500 options had expired; 128,000 options remained outstanding.

     Shares available for stock option grants under the 1989 Plan and the 1997 Plan aggregate to approximately 196,700 and 66,000 shares, respectively, on September 20, 2001.

     The following table shows, as to each officer of the Company listed in the cash compensation table, grants of stock options and freestanding stock appreciation rights made during the last fiscal year.

                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
     -----------------------------------------------------------------------------------------------
                                                                                        POTENTIAL
                                                                                     REALIZED VALUE
                                                                                       AT ASSUMED
                                                                                      ANNUAL RATES
                                                                                     OF STOCK PRICE
                                                                                      APPRECIATION
                                                                                       FOR OPTION
                                   INDIVIDUAL GRANTS                                      TERM
     -----------------------------------------------------------------------------  ----------------
            (A)               (B)              (C)            (D)          (E)        (F)      (G)
     ---------------      ------------    ------------    -----------   ----------  ------   -------
                           NUMBER OF       % OF TOTAL
                           SECURITIES     OPTIONS/SARS
                           UNDERLYING      GRANTED TO     EXERCISE OF
                          OPTIONS/SARS    EMPLOYEES IN     BASE PRICE   EXPIRATION
            NAME            GRANTED        FISCAL YEAR       ($/SH)        DATE     5% ($)   10% ($)
     ---------------      ------------    ------------    -----------   ----------  ------   -------
     Frank E. Holmes          0/0              0/0             0           N/A        0         0
     Susan B. McGee           0/0              0/0             0           N/A        0         0

     The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values.

           (A)                  (B)           (C)             (D)             (E)
     ---------------     ----------------   --------     -------------   -------------
                                                           NUMBER OF
                                                           SECURITIES       VALUE OF
                                                           UNDERLYING     UNEXERCISED
                                                          UNEXERCISED    IN-THE-MONEY
                                                          OPTIONS/SARS   OPTIONS/SARS
                                                           AT FY END     AT FY END (%)
     ---------------     ----------------   --------     -------------   -------------
                         NUMBER OF SHARES
                           ACQUIRED ON        VALUE       EXERCISABLE/    EXERCISABLE/
           NAME             EXERCISE        REALIZED     UNEXERCISABLE   UNEXERCISABLE
     ---------------     ----------------   --------     -------------   -------------
     Frank E. Holmes            0               0          101,000/0         $0/$0
     Susan B. McGee             0               0           51,000/0         $0/$0


COMPENSATION OF DIRECTORS

     The Company may grant nonemployee directors options under the Company's 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $3,000 in any quarter paid in advance.

     During the fiscal year ended June 30, 2001, the nonemployee directors each received cash compensation of $12,000. Mr. Terracina was also a director of STFC for which he received cash compensation of $2,700. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors.


REPORT ON EXECUTIVE COMPENSATION

     The board appointed Messrs. Holmes, Terracina, and Rubinstein as members of the Executive Compensation Committee during fiscal year 1997, and they continue to serve on the committee. There are no compensation committee interlocks to report. Mr. Holmes served as an employee and officer of the Company. The board of directors reviews Mr. Holmes' compensation annually to determine an acceptable base compensation, reflecting an amount competitive with industry peers and taking into account the relative cost of living in San Antonio, Texas. The board of directors also reviews Mr. Holmes' performance in managing the Company's securities portfolio with respect to which he is paid a cash bonus, which bonus is paid periodically throughout the year. During fiscal year 1999, Mr. Holmes, in addition to his other duties, became the Company's chief investment officer responsible for supervising management of clients' portfolios. In August 1999, in part to compensate him for these efforts and upon cancellation of Mr. Holmes' warrants and option to acquire 986,122 shares of class C common stock, the board approved the issuance of 1,000,000 shares of class C common stock to Mr. Holmes to be vested over a ten-year period beginning with fiscal year 1998, with an annual compensation value of $50,000. Mr. Holmes will be fully vested on June 30, 2008.

     The base pay of the executives is relatively fixed, but the executive has the opportunity to increase his/her compensation by participating directly in retirement and savings programs whereby the Company will contribute amounts relative to the executive's contribution.

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


COMPANY PERFORMANCE PRESENTATION

     {Linear graph plotted from data in table below.]

                                       FT GOLD        RUSSELL
                        S&P 500        MINES          2000           U.S.
                        TOTAL          INDEX (NO      TOTAL          GLOBAL
                        RETURN         DIVIDEND       RETURN         INVESTORS
     DATE               INDEX          REINVEST)      INDEX          CLASS A
     ---------          ---------      ---------      ---------      ---------
     30-Jun-96          10,000.00      10,000.00      10,000.00      10,000.00
     31-Jul-96           9,558.19       9,896.12       9,126.54       8,260.87
     31-Aug-96           9,759.82      10,073.09       9,656.49       8,695.65
     30-Sep-96          10,309.15       9,182.57      10,033.83       9,347.83
     31-Oct-96          10,593.48       9,311.10       9,879.19       8,260.87
     30-Nov-96          11,394.21       9,298.65      10,286.23       8,260.87
     31-Dec-96          11,168.44       9,042.29      10,555.82       8,260.87
     31-Jan-97          11,866.19       8,421.37      10,766.80       9,565.22
     28-Feb-97          11,959.19       9,458.52      10,505.73       8,260.87
     31-Mar-97          11,468.01       8,116.91      10,010.00       7,173.91
     30-Apr-97          12,152.42       7,282.23      10,037.90       6,086.96
     31-May-97          12,892.31       7,784.49      11,154.61       6,304.35
     30-Jun-97          13,469.90       6,906.56      11,632.68       6,956.52
     31-Jul-97          14,541.67       7,012.23      12,173.96       8,260.87
     31-Aug-97          13,727.05       7,001.22      12,452.53       8,478.26
     30-Sep-97          14,478.80       7,562.14      13,363.96       7,608.70
     31-Oct-97          13,995.28       6,156.77      12,776.89       7,608.70
     30-Nov-97          14,643.10       4,847.65      12,694.22       7,826.09
     31-Dec-97          14,894.60       5,247.31      12,916.45       6,521.74
     31-Jan-98          15,059.38       5,542.89      12,712.58       6,956.52
     28-Feb-98          16,145.49       5,340.88      13,652.62       8,260.87
     31-Mar-98          16,972.29       5,678.22      14,215.62       9,130.43
     30-Apr-98          17,143.08       6,438.42      14,294.31       8,913.04
     31-May-98          16,848.35       5,390.62      13,524.47       7,826.09
     30-Jun-98          17,532.75       4,928.17      13,552.91       6,956.52
     31-Jul-98          17,346.06       4,465.88      12,455.73       5,652.17
     31-Aug-98          14,838.21       3,478.87      10,037.12       5,000.00
     30-Sep-98          15,788.75       5,459.09      10,822.59       5,434.78
     31-Oct-98          17,073.01       5,519.49      11,264.01       4,565.22
     30-Nov-98          18,107.80       5,231.99      11,854.13       5,434.78
     31-Dec-98          19,151.27       4,633.78      12,587.63       5,434.78
     31-Jan-99          19,952.11       4,622.18      12,754.93       5,652.17
     28-Feb-99          19,332.05       4,321.09      11,721.83       7,173.91
     31-Mar-99          20,105.46       4,309.04      11,904.84       5,217.39
     30-Apr-99          20,884.05       5,047.83      12,971.62       4,782.61
     31-May-99          20,390.87       4,107.32      13,161.11       5,000.00
     30-Jun-99          21,522.51       4,388.63      13,756.23       4,347.83
     31-Jul-99          20,850.50       4,188.10      13,378.81       4,782.61
     31-Aug-99          20,747.36       4,452.89      12,883.63       5,000.00
     30-Sep-99          20,178.60       5,599.72      12,886.45       5,217.39
     31-Oct-99          21,455.54       4,857.86      12,938.64       5,652.17
     30-Nov-99          21,891.66       4,641.57      13,711.22       5,217.39
     31-Dec-99          23,180.99       4,603.04      15,263.33       5,217.39
     31-Jan-00          22,016.32       4,062.10      15,018.21       5,652.17
     29-Feb-00          21,599.56       4,190.33      17,498.24       7,608.70
     31-Mar-00          23,712.51       3,876.10      16,344.57       5,652.17
     30-Apr-00          22,999.22       3,750.25      15,361.01       5,217.39
     31-May-00          22,527.33       3,863.51      14,465.75       5,869.57
     30-Jun-00          23,082.70       4,003.89      15,726.79       6,086.96
     31-Jul-00          22,721.82       3,613.25      15,220.83       5,869.57
     31-Aug-00          24,133.17       3,658.42      16,382.16       5,434.78
     30-Sep-00          22,859.10       3,463.99      15,900.65       5,217.39
     31-Oct-00          22,762.46       2,936.84      15,190.90       4,891.48
     30-Nov-00          20,967.88       3,097.65      13,631.52       3,913.04
     31-Dec-00          21,070.51       3,389.71      14,802.23       3,695.65
     31-Jan-01          21,818.07       3,309.63      15,572.85       3,913.04
     28-Feb-01          19,828.66       3,544.27      14,551.08       4,239.30
     31-Mar-01          18,572.50       3,195.43      13,839.30       4,130.43
     30-Apr-01          20,015.78       3,725.66      14,921.94       4,000.00
     31-May-01          20,149.88       3,853.39      15,288.73       3,652.17
     30-Jun-01          20,149.88       3,849.82      15,816.65       3,721.74

     The graph above compares the cumulative total return for the Company's class A common stock to the cumulative total return for the Financial Times Gold Mines Index (without dividend reinvestment),

     S&P 500 Composite Index, and Russell 2000 Index for the Company's last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 1996, and that all dividends are reinvested.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


     CLASS C COMMON STOCK (VOTING STOCK)

     At September 20, 2001, there were 1,496,800 shares of the Company's class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

                                                 PERCENT OF
                                                  SHARES
                                                BENEFICIALLY          ISSUED
                                               OWNED CLASS C       OUTSTANDING
     NAME AND ADDRESS OF BENEFICIAL OWNER        COMMON (%)           SHARES
     ------------------------------------      -------------       -----------
     Frank E. Holmes                           1,392,211 (1)          93.01%
     7900 Callaghan Road
     San Antonio, TX 78229

     ---------------------- 1) Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a ten-year period and will be fully vested on June 30, 2008, 102,280 shares owned by
     F. E. Holmes Organization Inc., 285,000 shares owned directly by Mr. Holmes, and 4,931 shares owned by Mr. Holmes in an IRA.


     CLASS A COMMON STOCK (NONVOTING STOCK)

     At September 20, 2001, there were 5,953,887 shares of the Company's class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

                                               CLASS A COMMON
                                                   SHARES
                                               BENEFICIALLY        PERCENT OF
     NAME AND ADDRESS OF BENEFICIAL OWNER          OWNED            CLASS (%)
     ------------------------------------      -------------       -----------
     Frank E. Holmes - San Antonio, Texas        332,458(1)          5.58%
     Mason Hill Asset Management, Inc. -
       New York, New York                        409,000(2)          6.87%
     Royce & Associates, Inc. - New York,
       New York                                  386,205(3)          6.49%
     RS Investment Management Co., LLC -
       San Francisco, CA                         394,750(4)          6.63%

     ----------------------
     (1) Detail of beneficial ownership set forth below under "Security Ownership of Management."

     (2) Mason Hill Asset Management, Inc. owns 250,500 shares or 4.21%. Equinox Partners, LP owns 158,500 shares or 2.66%. Mason Hill Asset Management, Inc. and Equinox Partners, L.P. may be deemed to be under the common control of William W. Strong. Information is from Schedule 13D filed with the SEC on March 18, 1996.

     (3) Information is from Schedule 13G, dated February 5, 2001, filed with the SEC.

     (4) Information is from Schedule 13G dated February 15, 2001, filed with the SEC. The beneficial owner is a group that includes RS Investments Co., LLC, RS Investment Management L.P., RS Value Group LLC, and The RS Orphan Fund L.P.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of September 20, 2001, information regarding the beneficial ownership of the Company's class A and class C common stock by each director and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

                                       CLASS C                CLASS A
                                    COMMON STOCK            COMMON STOCK
                               ----------------------   --------------------
                                  NUMBER                   NUMBER
                                    OF                       OF
     BENEFICIAL OWNER             SHARES         %         SHARES        %
     ---------------------     -----------     ------   ---------      -----
     Frank E. Holmes           1,392,211(1)    93.01%   332,458(2)     5.58%
     Thomas F. Lydon, Jr.           --           --      10,000(3)     0.17%
     Susan B. McGee                 --           --      56,097(3)     0.94%
     J. Stephen Penner              --           --      10,000(3)     0.17%
     Jerold H. Rubinstein           --           --      50,000(3)     0.84%
     Roy D. Terracina               --           --      89,100(3)     1.50%
     All directors and
       executive officers
       as a group (six
       persons)                1,392,211       93.01%   547,655       9.20%

     ------------------------
     (1) Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a period of ten years and will be fully vested on June 30, 2008, 102,280 shares owned by F. E. Holmes Organization Inc., 285,000 shares owned directly by Mr. Holmes, and 4,931 shares owned by Mr. Holmes in an IRA.

     (2) Includes options to obtain 101,000 shares of class A common stock, 100,000 shares of class A common stock held by F.E. Holmes Organization, Inc., a corporation wholly owned by Mr. Holmes, 72,341 shares owned directly by Mr. Holmes, 57,817 shares owned by Mr. Holmes in retirement accounts, and 1,300 shares of class A common stock owned separately by Mr. Holmes' wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of class A common stock.

     (3) Includes shares of class A common stock underlying presently exercisable options held directly by each individual as follows: Mr. Lydon - 10,000 shares; Ms. McGee - 51,500 shares; Mr. Penner - 10,000 shares; Mr. Rubinstein - 50,000 shares; and Mr. Terracina - 51,000 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 14 to the Consolidated Financial Statements and filed as a part of this report.

                      PART IV OF ANNUAL REPORT ON FORM 10-K


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

       The Consolidated Financial Statements including:

       o  Report of Independent Accountants

       o  Consolidated Balance Sheets at June 30, 2001 and 2000

       o Consolidated Statements of Operations for the three years ended June 30, 2001

       o Consolidated Statements of Shareholders' Equity for the three years ended June 30, 2001

       o Consolidated Statements of Cash Flows for the three years ended June 30, 2001

      o  Notes to Consolidated Financial Statements


2. FINANCIAL STATEMENT SCHEDULES

       None.

3. EXHIBITS

       3.1 Third Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession Number 0000754811-96-000025).

       3.2 By-Laws of Company, incorporated by reference to Exhibit D of the Company's Registration Statement No. 33-33012 filed on Form S-8 with the Commission on January 30, 1990, as amended (EDGAR Accession Number 0000754811-00-000017).

       10.1 Advisory Agreement dated October 27, 1989, by and between Company and United Services Funds, incorporated by reference to Exhibit
              (4)(b) of the Company's Form 10-K for fiscal year ended June 30, 1990 (EDGAR Accession No. 0000101507-99-000019).

       10.2 Advisory Agreement dated September 21, 1994, by and between Company and Accolade Funds, incorporated by reference to Exhibit
              10.2 of Company's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

       10.3 Sub-Advisory Agreement dated September 21, 1994, by and between Company, Accolade Funds/Bonnel Growth Fund and Bonnel, Inc., incorporated by reference to Exhibit 10.3 of

              Company's Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).


       10.4 Sub-Advisory Agreement dated November 15, 1996, by and between Company, U.S. Global Accolade Funds/MegaTrends Fund, and Money Growth Institute, Inc., incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-1A dated June 21, 1996 (EDGAR Accession No.
              0000902042-96-000046).

       10.5 Sub-Advisory Agreement dated February 28, 1997, by and between Company, U.S. Global Accolade Funds/Regent Eastern European Fund, and Regent Fund Management Limited incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-1A dated December 24, 1996 (EDGAR Accession No. 0000902042-96-000083).

       10.6 Transfer Agency Agreement dated December 15, 2000, by and between United Shareholder Services, Inc. and U.S. Global Accolade Funds incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

       10.7 Transfer Agency Agreement dated February 21, 2001, by and between United Shareholder Services, Inc. and U.S. Global Investors Funds, included herein.

       10.8 Loan Agreement between Company and Bank One NA, dated February 1, 2001, and for refinancing building, included herein.

       10.9 United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company's Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

       10.10 United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company's Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

       10.11 U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No.
              0000754811-97-000003).

       10.12 Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registraton Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

       10.13 Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., included herein.

       10.14 Appendix A to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., included herein.

       10.15 Amendment dated February 21, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., included herein.

       10.16 Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-1A dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

       10.17 Amendment dated May 14, 1999, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-1A dated February 29, 1999 (EDGAR Accession No.
              0000902042-99-000004).

       10.18 Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., included herein.

       10.19 Appendix A to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., included herein.

       10.20 Amendment dated February 16, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

       10.21 Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 of Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

       10.22 Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 of Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

       11 Statement regarding Computation of Per Share Earnings, included herein.

       21     List of Subsidiaries of the Company, included herein.

       24     Power of Attorney, included herein.

(b) Reports on Form 8-K

       None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. GLOBAL INVESTORS, INC.


                                    BY: /s/ Frank E. Holmes
                                    -------------------------------------------
                                    FRANK E. HOLMES
                                    Chief Executive Officer

     Date: September 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                      CAPACITY IN WHICH SIGNED   DATE

     /s/ Frank E. Holmes
     --------------------------
     FRANK E. HOLMES                Chairman of the Board     September 28, 2001
                                      of Directors,
                                    Chief Executive
                                    Officer, Chief
                                    Investment Officer

     * /s/ Thomas F. Lydon, Jr.
     --------------------------
     THOMAS F. LYDON, JR.           Director                  September 28, 2001

     * /s/ Stephen J. Penner
     --------------------------
     STEPHEN J. PENNER              Director                  September 28, 2001

     * /s/ Jerold H. Rubinstein
     --------------------------
     JEROLD H. RUBINSTEIN           Director                  September 28, 2001

     * /s/ Roy D. Terracina
     --------------------------
     ROY D. TERRACINA               Director                  September 28, 2001

     /s/ Bobby D. Duncan
     --------------------------
     BOBBY D. DUNCAN                Chief Financial Officer   September 28, 2001
                                    Chief Operating Officer

     /s/ Tracy C. Peterson
     --------------------------
     TRACY C. PETERSON              Chief Accounting Officer  September 28, 2001


     *BY: /s/ Susan B. McGee
     --------------------------
     SUSAN B. MCGEE                                           September 28, 2001
     Attorney-in-Fact under
     Power of Attorney dated
     September 26, 2001