Form 10-Q
period 2001-09-30
U S GLOBAL INVESTORS INC
filed 2001-11-14
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q
             ------------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________



                 ----------------------------------------------
                         Commission File Number 0-13928

                           U.S. GLOBAL INVESTORS, INC.
                  (Exact name of registrant as specified in its
                                    charter)
                 ----------------------------------------------



                  TEXAS                                  74-1598370
     (State or Other Jurisdiction of         IRS Employer Identification Number)
     Incorporation or Organization)


           7900 CALLAGHAN ROAD                           78229-1234
           SAN ANTONIO, TEXAS                            (Zip Code)
(Address of Principal Executive Offices)

                                 (210) 308-1234
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                YES  [X]                             NO   [   ]

On November 8, 2001, there were 6,299,474 shares of Registrant's class A common stock issued and 5,953,887 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B non-voting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                  PAGE 2 OF 16
-------------------------------------------------------------------------------


                                    I N D E X

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets.........................................3
         Consolidated Statements of Operations and Comprehensive
           Income (Loss) (Unaudited).........................................5
         Consolidated Statements of Cash Flows (Unaudited)...................6
         Notes to Consolidated Financial Statements (Unaudited)..............7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................10

     ITEM 3. MARKET RISK DISCLOSURES........................................12

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................13

SIGNATURES..................................................................14

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE.........16

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                  PAGE 3 OF 16
-------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 SEPTEMBER 30,         JUNE 30,
                                                     2001                2001
                                                  ----------          ----------
                                                 (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                     $1,286,263          $1,333,922
    Trading securities, at fair value                964,944           1,163,693
    Receivables

       Mutual funds                                  854,382             773,595
       Other                                         395,444             396,829
    Prepaid expenses                                 175,076             203,565
    Deferred tax asset                               391,746             435,949
                                                  ----------          ----------

       TOTAL CURRENT ASSETS                        4,067,855           4,307,553
                                                  ----------          ----------

NET PROPERTY AND EQUIPMENT                         1,995,584           2,029,899
                                                  ----------          ----------

OTHER ASSETS
    Restricted investments                           225,000             225,000
    Long-term deferred tax asset                     715,530             605,066
     Investment securities
       available-for-sale, at fair value             639,918             694,870
    Other                                             59,796              49,796
                                                  ----------          ----------
       TOTAL OTHER ASSETS                          1,640,244           1,574,732
                                                  ----------          ----------

       TOTAL ASSETS                               $7,703,683          $7,912,184
                                                  ==========          ==========



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                  PAGE 4 OF 16
-------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 SEPTEMBER 30,         JUNE 30,
                                                     2001                2001
                                                  ----------          ----------
                                                 (UNAUDITED)

CURRENT LIABILITIES
    Accounts payable                             $  186,865          $  280,587
    Accrued compensation and related
      costs                                         170,515             224,094
    Current portion of notes payable                 73,170              69,094
    Current portion of annuity and
      contractual obligation                          9,261               9,100
    Other accrued expenses                          509,828             477,886
                                                 ----------          ----------

       TOTAL CURRENT LIABILITIES                    949,639           1,060,761
                                                 ----------          ----------

    Notes payable-net of current portion            990,769           1,013,747
    Annuity and contractual obligations             119,780             122,156
                                                 ----------          ----------

       TOTAL NON-CURRENT LIABILITIES              1,110,549           1,135,903
                                                 ----------          ----------

       TOTAL LIABILITIES                          2,060,188           2,196,664
                                                 ----------          ----------

SHAREHOLDERS' EQUITY
    Common stock (Class A) - $.05 par
       value; non-voting; authorized,
       7,000,000 shares                             314,974             314,974
    Common stock (Class C) - $.05 par
       value; voting; authorized,
       1,750,000 shares                              74,840              74,840
    Additional paid-in-capital                   10,678,419          10,678,419
    Treasury stock, class A shares at
       cost; 345,587 and 313,426 shares
       at September 30, 2001, and
       June 30, 2001, respectively                 (648,672)           (632,261)
    Accumulated other comprehensive
       loss, net of tax                            (138,632)           (102,364)
    Accumulated deficit                          (4,637,434)         (4,618,088)
                                                 ----------          ----------

       TOTAL SHAREHOLDERS' EQUITY                 5,643,495           5,715,520
                                                 ----------          ----------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $7,703,683          $7,912,184
                                                 ==========          ==========



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                  PAGE 5 OF 16
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                    2001                 2000
                                                -----------           ----------
REVENUES
   Investment advisory fees                     $ 1,222,801           $1,605,629
   Transfer agent fees                              632,691              681,204
   Custodial and administrative fees                 44,516               89,250
   Investment income (loss)                        (144,986)             361,705
   Other                                             72,479              111,872
                                                -----------           ----------
                                                  1,827,501            2,849,660
                                                -----------           ----------
EXPENSES
   General and administrative                     1,823,893            2,602,145
   Depreciation and amortization                     34,315               71,335
   Interest                                          21,772               29,850
                                                -----------           ----------
                                                  1,879,980            2,703,330
                                                -----------           ----------

INCOME (LOSS) BEFORE INCOME TAXES                   (52,479)             146,330
                                                -----------           ----------

PROVISION FOR FEDERAL INCOME TAXES
   Tax (Benefit) Expense                            (47,578)              45,203
                                                -----------           ----------
NET INCOME (LOSS)                               $    (4,901)          $  101,127

Other comprehensive income (loss),
net of tax
   Unrealized gains (losses) on
   available-for-sale securities                    (36,268)              70,493
                                                -----------           ----------

COMPREHENSIVE INCOME (LOSS)                     $   (41,169)          $  171,620
                                                ===========           ==========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE   $      0.00           $     0.01
                                                ===========           ==========



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                  PAGE 6 OF 16
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2001               2000
                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $    (4,901)      $   101,127
Adjustments  to reconcile  net income
  (loss) to net cash provided by operating
  activities:
     Depreciation and amortization                     34,315            71,335
     Net gain on sales of available-for-
       sale securities                                   --             (32,662)
     Provision for deferred taxes                     (47,578)           45,203
Changes in assets and liabilities,
  impacting cash from operations:
     Accounts receivable                              (79,402)          518,441
     Prepaid expenses and other                        18,489            75,915
     Trading securities                               198,750           (14,742)
     Accounts payable and accrued expenses           (115,359)         (321,985)
                                                  -----------       -----------
Total adjustments                                       9,215           341,505
                                                  -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               4,314           442,632
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                  --             (37,382)
     Purchase of available-for-sale
       securities                                        --            (130,134)
     Proceeds on sale of available-for-
       sale securities                                   --             237,614
                                                  -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                --              70,098
                                                  -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Payments on annuity                               (2,215)           (2,067)
     Payments on note payable                         (18,902)          (14,318)
     Proceeds  from issuance or exercise
       of stock, warrants, and options                 20,144            42,660
     Purchase of treasury stock                       (51,000)             --
                                                  -----------       -----------
NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                          (51,973)           26,275
                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (47,659)          539,005

BEGINNING CASH AND CASH EQUIVALENTS                 1,333,922         1,356,903
                                                  -----------       -----------

ENDING CASH AND CASH EQUIVALENTS                  $ 1,286,263       $ 1,895,908
                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid for interest                       $    21,772       $    29,850



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                  PAGE 7 OF 16
-------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. U.S. Global Investors, Inc. (the Company or U.S. Global) has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 2001.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), Security Trust & Financial Company (STFC), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), U.S. Global Brokerage, Inc. (USGB), and U.S. Global Administrators, Inc. (USGA).

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. INVESTMENTS

The cost of investments classified as trading at September 30, 2001, and June 30, 2001, was $1,814,302 and $1,951,963, respectively. The market value of investments classified as trading at September 30, 2001, and June 30, 2001, was $964,944 and $1,163,693, respectively. The net change in unrealized holding losses on trading securities held at September 30, 2001, and 2000, which has been included in income for the quarter is ($61,088) and $116,312, respectively. Sales of trading securities generated realized gains (losses) of ($101,276) and $183,027 for the quarter ended September 30, 2001, and 2000, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at September 30, 2001, and June 30, 2001, was $849,966 and $849,966, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at September 30, 2001, and June 30, 2001, of $639,918 and $694,870, respectively, with $138,632 and $102,364, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity.

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

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mail room operations from A&B, as well as gains on marketable securities transactions.

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2002, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the quarter ended September 30, 2001, and 2000, was $430,257 and $547,812, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2002, and in May 2002, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                  PAGE 8 OF 16
-------------------------------------------------------------------------------


NOTE 4. BORROWINGS

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of September 30, 2001, the balance on the note was $1,063,939. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at September 30, 2001.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable and pledged securities.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2001, the Company has net operating loss carryovers (NOLs) of approximately $1.7 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $206,000 expiring between 2002 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. If certain changes in the Company's ownership occur subsequently to September 30, 2001, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $436,000 and $547,000 at September 30, 2001, and June 30, 2001, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

                               INVESTMENT
                               MANAGEMENT          CORPORATE
                                SERVICES          INVESTMENTS      CONSOLIDATED
                               -----------       -------------      -----------
THREE MONTHS ENDED
  SEPTEMBER 30, 2001
Net revenues                   $ 1,972,487       $    (144,986)     $ 1,827,501
                               ===========       =============      ===========

Net income (loss) before
  income taxes                 $   140,373       $    (145,274)     $    (4,901)
                               ===========       =============      ===========

Depreciation and
  amortization                 $    34,315       $        --        $    34,315
                               ===========       =============      ===========
Interest expense               $    21,509       $         263      $    21,772
                               ===========       =============      ===========
Capital expenditures           $      --         $        --        $      --
                               ===========       =============      ===========

Gross identifiable assets
  at September 30, 2001        $ 4,852,913       $   1,604,862      $ 6,457,775
    Deferred tax asset                                                1,107,276
    Accumulated other
       comprehensive loss                                               138,632
                                                                    -----------
Consolidated total assets
  at September 30, 2001                                             $ 7,703,683
                                                                    ===========

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                  PAGE 9 OF 16
-------------------------------------------------------------------------------


                               INVESTMENT
                               MANAGEMENT          CORPORATE
                                SERVICES          INVESTMENTS       CONSOLIDATED
                               -----------       -------------      -----------
THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Net revenues                   $ 2,517,659       $     332,001      $ 2,849,660
                               ===========       =============      ===========

Net income (loss)
  before income taxes          $  (185,671)      $     332,001      $   146,330
                               ===========       =============      ===========


Depreciation and
  amortization                 $    71,335       $        --        $    71,335
                               ===========       =============      ===========
Interest expense               $    29,850       $        --        $    29,850
                               ===========       =============      ===========
Capital expenditures           $    37,383       $        --        $    37,383
                               ===========       =============      ===========

Gross identifiable assets
  at September 30, 2000        $ 5,375,737       $   2,658,259      $ 8,033,996
    Deferred tax asset                                                  979,260
    Accumulated other
      comprehensive gain                                                (18,722)
                                                                    -----------
Consolidated total assets
  at September 30, 2000                                             $ 8,994,534
                                                                    ===========

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                 PAGE 10 OF 16
-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Global Investors, Inc. (the Company or U.S. Global) has made forward-looking statements concerning the Company's performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions,
(iii) the effect of government regulation on the Company's business, and (iv) market, credit, and liquidity risks associated with the Company's investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

BUSINESS SEGMENTS

The Company, with principal operations in San Antonio, Texas manages two business segments: (1) the Company provides mutual fund investment services to its clients, and (2) the Company invests for its own account in an effort to add growth and value to its cash position.

The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Notwithstanding that the Company generates the majority of its revenues from this segment, the Company holds a significant portion of its total assets in proprietary investments. The following is a brief discussion of the Company's two business segments.

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

During the quarter ended September 30, 2001, assets under management in USGIF averaged $1.08 billion versus $1.11 billion for the quarter ended September 30, 2000. This decline was primarily due to declines in equity and gold-related assets, which were offset by growth in money market funds. Assets under management in USGAF averaged $132 million for the quarter ended September 30, 2001, versus $271 million for the quarter ended September 30, 2000. This decrease was primarily attributable to sharp declines in the net assets of the Bonnel Growth Fund.

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On September 30, 2001, the Company held approximately $1.6 million in investment securities. The value of these investments is approximately 21 percent of total assets and 28 percent of shareholders' equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the quarter ended September 30, 2001, the Company had realized losses of approximately $101,000 compared with gains of approximately $216,000 for the quarter ended September 30, 2000. The Company expects that gains and losses will continue to fluctuate in the future.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                 PAGE 11 OF 16
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

The Company posted a net after-tax loss of $4,901 ($0.00 loss per share) for the quarter ended September 30, 2001, compared with net income of $101,127 ($0.01 income per share) for the quarter ended September 30, 2000. Net income declined $106,000 as decreases in investment income and investment advisory fees of $507,000 and $383,000, respectively, were offset by a decrease in general and administrative expenses of $778,000.

REVENUES

Total consolidated revenues for the quarter ended September 30, 2001, decreased approximately $1,022,000, or 36 percent, compared with the quarter ended September 30, 2000. This was primarily due to the decrease in investment income and investment advisory fees as stated above. The decline in investment income came as a result of reduced valuations in the Company's investment portfolio and realized losses of $101,000 from investment transactions in the quarter ended September 30, 2001, compared with realized gains of $216,000 in the quarter ended September 30, 2000. The decrease in investment advisory fees was primarily due to a sharp drop in the assets of the Bonnel Growth Fund, as well as other equity funds. Transfer agent fees for the quarter ended September 30, 2001, decreased $49,000, or 7 percent, compared with the quarter ended September 30, 2000. This was due to a decline in the consolidated number of shareholder accounts.

EXPENSES

Total consolidated expenses for the quarter ended September 30, 2001, decreased approximately $823,000, or 30 percent, compared with the quarter ended September 30, 2000. This decrease, as noted above, was primarily a result of reduced general and administrative expenses. The Company implemented restructuring actions in the second half of fiscal year 2001, which resulted in a workforce reduction, and the elimination of the Company's unprofitable 401(k) administration operations. Both actions are reflected in the $778,000 drop in general and administrative expenses.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance. This measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. It does not take into consideration realized and unrealized gains and losses, interest expense, taxes, or depreciation and amortization expenses.

EBITDA for the quarter ended September 30, 2001, was $165,972, which was an increase of $250,000 from an EBITDA loss of $84,486 for the quarter ended September 30, 2000. The Company has experienced reduced investment advisory fees due to depressed market conditions and a shareholder shift to money market and fixed-income funds, which have lower profit margins. Despite these conditions, management has undertaken steps to improve operational efficiencies and enhance profit margins. In January 2001, the Company began a restructuring process. To streamline operations, the Company instituted a workforce reduction and initiated steps to eliminate its unprofitable 401(k) administration operations. Additionally, the Company created a consistent focus on expenses and in July 2001 implemented profit-margin enhancing initiatives. As a result of these efforts, EBITDA has improved dramatically despite depressed equity values, and the Company is poised for continued operational growth when the markets begin a sustained rebound.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2001, the Company has net operating loss carryovers (NOLs) of approximately $1.7 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $206,000 expiring between 2002 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. If certain changes in the Company's ownership occur subsequently to September 30, 2001, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                 PAGE 12 OF 16
-------------------------------------------------------------------------------


realized. Management included a valuation allowance of approximately $436,000 and $547,000 at September 30, 2001, and June 30, 2001, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had net working capital (current assets minus current liabilities) of approximately $3.1 million and a current ratio of 4.3 to
1. With approximately $1.3 million in cash and cash equivalents and approximately $1.6 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $5.6 million, with cash, cash equivalents, and marketable securities comprising 37.5 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2002, and May 31, 2002, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                 PAGE 13 OF 16
-------------------------------------------------------------------------------


ITEM 3. MARKET RISK DISCLOSURES

The Company's balance sheet includes assets whose fair value is subject to market risks. Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. Company compliance personnel reviewed and monitored the Company's investment activities, and various reports are provided to investment advisory clients.

The table below summarizes the Company's equity price risks as of September 30, 2001, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

                                                                      ESTIMATED          INCREASE
                                                HYPOTHETICAL       FAIR VALUE AFTER   (DECREASE) IN
                           FAIR VALUE AT         PERCENTAGE          HYPOTHETICAL      SHAREHOLDERS'
                        SEPTEMBER 30, 2001         CHANGE           PERCENT CHANGE        EQUITY
                        ------------------     --------------       --------------    --------------
Trading Securities           $964,944           25% increase          $ 1,206,180       $  159,216
                                                25% decrease          $   723,708       $ (159,216)
Available-for-Sale           $639,918           25% increase          $   799,898       $  105,587
                                                25% decrease          $   479,938       $ (105,587)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                 PAGE 14 OF 16
-------------------------------------------------------------------------------


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

     11   Statement re: Computation of Per Share Income

2. Reports on Form 8-K

     None

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                 PAGE 15 OF 16
-------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        U.S. GLOBAL INVESTORS, INC.




DATED: November 14, 2001           BY:  /s/ Frank E. Holmes
                                        ----------------------------------------
                                        Frank E. Holmes
                                        Chief Executive Officer



DATED: November 14, 2001           BY:  /s/ Bobby D. Duncan
                                        ----------------------------------------
                                        Bobby D. Duncan
                                        Chief Financial Officer
                                        Chief Operating Officer



DATED: November 14, 2001           BY:  /s/ Tracy C. Peterson
                                        ----------------------------------------
                                        Tracy C. Peterson
                                        Chief Accounting Officer

U.S. GLOBAL INVESTORS, INC.
SEPTEMBER 30, 2001, QUARTERLY REPORT ON FORM 10-Q                 PAGE 16 OF 16
-------------------------------------------------------------------------------


EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                        2001             2000
                                                    -----------       ----------
Net income (loss)                                   $    (4,901)      $  101,127
                                                    ===========       ==========

BASIC
Weighted average number of shares
  outstanding during quarter                          7,470,689        7,516,777

Basic income (loss) per share                       $      0.00       $     0.01
                                                    ===========       ==========

DILUTED
Weighted average number of shares
  outstanding during quarter                          7,470,689        7,516,777

Effect of dilutive securities:
    Common stock equivalent shares
       (determined using the "treasury stock"
       method) representing shares issuable
       upon exercise of preferred or common
       stock options                                       --              6,633
                                                    -----------       ----------
Weighted average number of shares used in
    calculation of diluted income (loss)
    per share                                         7,470,689        7,523,410
                                                    ===========       ==========

Diluted income (loss) per share                     $      0.00       $     0.01
                                                    ===========       ==========