Form 10-Q
period 2001-12-31
U S GLOBAL INVESTORS INC
filed 2002-02-14
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q
             ------------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

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

                 ----------------------------------------------



               TEXAS                                     74-1598370
   State or Other Jurisdiction of           (IRS Employer Identification Number)
   Incorporation or Organization)


         7900 CALLAGHAN ROAD                             78229-1234
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

          YES  [X]                                    NO   [  ]

On February 7, 2002, there were 6,299,474 shares of Registrant's class A common stock issued and 5,940,794 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B non-voting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                                    I N D E X


PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets...........................................3
         Consolidated Statements of Operations and
            Comprehensive Income (Loss) (Unaudited)............................5
         Consolidated Statements of Cash Flows (Unaudited).....................6
         Notes to Consolidated Financial Statements (Unaudited)................7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................10

     ITEM 3. MARKET RISK DISCLOSURES..........................................14

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................15

SIGNATURES....................................................................16

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE...........17

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                    PAGE 3 OF 17


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                ASSETS

                                                                   DECEMBER 31, 2001               JUNE 30, 2001
                                                                   -----------------               -------------
                                                                      (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                         $1,439,099                      $1,333,922
    Trading securities, at fair value                                    810,772                       1,163,693
    Receivables
       Mutual funds                                                      753,721                         773,595
       Other                                                             417,157                         396,829
    Prepaid expenses                                                     269,452                         203,565
    Deferred tax asset                                                   373,751                         435,949
                                                                      ----------                      ----------

       TOTAL CURRENT ASSETS                                            4,063,952                       4,307,553
                                                                      ----------                      ----------

NET PROPERTY AND EQUIPMENT                                             1,967,469                       2,029,899
                                                                      ----------                      ----------

OTHER ASSETS
    Restricted investments                                               210,000                         225,000
    Long-term deferred tax asset                                         717,556                         605,066
     Investment securities available-for-sale,
       at fair value                                                     724,460                         694,870
    Other                                                                 59,796                          49,796
                                                                      ----------                      ----------
       TOTAL OTHER ASSETS                                              1,711,812                       1,574,732
                                                                      ----------                      ----------

       TOTAL ASSETS                                                   $7,743,233                      $7,912,184
                                                                      ==========                      ==========

         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                    PAGE 4 OF 17

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  DECEMBER 31, 2001                JUNE 30, 2001
                                                                  -----------------                -------------
                                                                     (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable                                                $   213,066                      $   280,587
    Accrued compensation and related costs                              255,727                          224,094
    Current portion of notes payable                                     63,202                           69,094
    Current portion of annuity and contractual obligation                 9,424                            9,100
    Other accrued expenses                                              498,673                          477,886
                                                                    -----------                      -----------

       TOTAL CURRENT LIABILITIES                                      1,040,092                        1,060,761
                                                                    -----------                      -----------

    Notes payable-net of current portion                                989,255                        1,013,747
    Annuity and contractual obligations                                 117,362                          122,156
                                                                    -----------                      -----------

       TOTAL NON-CURRENT LIABILITIES                                  1,106,617                        1,135,903
                                                                    -----------                      -----------

       TOTAL LIABILITIES                                              2,146,709                        2,196,664
                                                                    -----------                      -----------

SHAREHOLDERS' EQUITY
    Common stock (Class A) - $.05 par value; non-voting;
       authorized, 7,000,000 shares; issued, 6,299,474
       shares                                                           314,974                          314,974
    Common stock (Class C) - $.05 par value; voting;
       authorized, 1,750,000 shares; issued, 1,496,800
       shares                                                            74,840                           74,840
    Additional paid-in-capital                                       10,678,419                       10,678,419
    Treasury stock, class A shares at cost; 358,680 and
       313,426 shares at December 31, 2001, and June 30,
       2001, respectively                                              (659,914)                        (632,261)
    Accumulated other comprehensive loss, net of tax                   (150,644)                        (102,364)
    Accumulated deficit                                              (4,661,151)                      (4,618,088)
                                                                    ------------                     ------------

       TOTAL SHAREHOLDERS' EQUITY                                     5,596,524                        5,715,520
                                                                    -----------                      -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 7,743,233                      $ 7,912,184
                                                                    ===========                      ===========

         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                    PAGE 5 OF 17


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

                                                  SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                           ------------------------------           -----------------------------
                                               2001               2000                  2001              2000
                                           -----------        -----------           -----------       -----------
REVENUES
   Investment advisory fees                $2,417,329         $3,036,251            $1,194,528        $1,430,622
   Transfer agent fees                      1,259,439          1,403,789               626,748           722,585
   Custodial and administrative fees           89,490            167,939                44,974            78,689
   Investment income (loss)                  (222,809)            62,681               (77,823)         (299,024)
   Other                                      169,761            219,975                97,282           108,103
                                           -----------        -----------           -----------       -----------
                                            3,713,210          4,890,635             1,885,709         2,040,975
EXPENSES
   General and administrative               3,656,317          5,225,583             1,832,424         2,623,438
   Depreciation and amortization               63,931            135,563                29,616            64,228
   Interest                                    44,814             62,217                23,042            32,367
                                           -----------        -----------           -----------       -----------
                                            3,765,062          5,423,363             1,885,082         2,720,033
                                           -----------        -----------           -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES             (51,852)          (532,728)                  627          (679,058)

PROVISION FOR FEDERAL INCOME TAXES
   Tax (Benefit) Expense                      (25,421)          (178,083)               22,157          (223,286)
                                           -----------        -----------           -----------       -----------
NET INCOME (LOSS)                          $  (26,431)        $ (354,645)           $  (21,530)       $ (455,772)

Other  comprehensive  income (loss),
net of tax
   Unrealized gains (losses) on
available-for-sale securities                 (48,280)           (10,454)              (12,012)          (80,947)
                                           -----------        -----------           -----------       -----------

COMPREHENSIVE INCOME (LOSS)                $  (74,711)        $ (365,099)           $  (33,542)       $ (536,719)
                                           ===========        ===========           ===========       ===========

BASIC AND DILUTED NET INCOME (LOSS) PER
SHARE                                      $    (0.00)        $    (0.05)           $    (0.00)       $    (0.06)
                                           ===========        ===========           ===========       ===========

         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                    PAGE 6 OF 17


               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          2001                           2000
                                                                      ------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $   (26,431)                   $  (354,645)
Adjustments   to  reconcile  net  income  (loss)  to  net  cash
provided by operating activities:

     Depreciation and amortization                                         63,931                        135,563
     Net gain on sales of available-for-sale securities                        --                        (32,662)
     Provision for deferred taxes                                         (25,421)                      (178,083)
     Reserve against impairment of equipment                                   --                         63,098
Changes  in  assets  and   liabilities,   impacting  cash  from
operations:
     Accounts receivable                                                     (454)                        56,049
     Prepaid expenses and other                                           (60,887)                         9,047
     Trading securities                                                   352,921                        398,304
     Accounts payable and accrued expenses                                (15,101)                      (216,744)
                                                                      ------------                   ------------
Total adjustments                                                         314,989                        234,572
                                                                      ------------                   ------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       288,558                       (120,073)
                                                                      ------------                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (1,500)                       (40,691)
     Purchase of available-for-sale securities                           (102,742)                            --
     Proceeds on sale of available-for-sale securities                         --                        243,515
                                                                      ------------                   ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (104,242)                       202,824
                                                                      ------------                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on annuity                                                   (4,470)                        (4,169)
     Payments on note payable                                             (30,384)                       (24,770)
     Proceeds  from  issuance or  exercise of stock,  warrants,
     and options                                                           23,552                         79,886
     Purchase of treasury stock                                           (67,837)                        (8,987)
                                                                      ------------                   ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (79,139)                        41,960
                                                                      ------------                   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 105,177                        124,711

BEGINNING CASH AND CASH EQUIVALENTS                                     1,333,922                      1,356,903
                                                                      ------------                   ------------

ENDING CASH AND CASH EQUIVALENTS                                      $ 1,439,099                    $ 1,481,614
                                                                      ============                   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                           $    44,814                    $    62,217


         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                    PAGE 7 OF 17



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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six-month and three-month periods ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. INVESTMENTS

The cost of investments classified as trading at December 31, 2001, and June 30, 2001, was $1,761,163 and $1,951,963, respectively. The market value of investments classified as trading at December 31, 2001, and June 30, 2001, was $810,772 and $1,163,693, respectively. The net change in unrealized holding losses on trading securities held at December 31, 2001, and 2000, which has been included in income for the six-month period is ($162,121) and ($404,233), respectively. Sales of trading securities generated realized gains (losses) of ($87,948) and $364,617 for the six-month period ended December 31, 2001, and 2000, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at December 31, 2001, and June 30, 2001, was $952,708 and $849,966, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at December 31, 2001, and June 30, 2001, of $724,460 and $694,870, respectively, with $150,644 and $102,364, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. Sales of available-for-sale securities generated realized gains of $0 and $32,662 for the six-month period ended December 31, 2001, and 2000, respectively.

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

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2002, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the six-month period ended December 31, 2001, and 2000, was $842,785 and $1,019,188, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2003, and in May 2002, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                    PAGE 8 OF 17



NOTE 4. BORROWINGS

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of December 31, 2001, the balance on the note was $1,052,457. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at December 31, 2001.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable and pledged securities.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 2001, the Company has net operating loss carryovers (NOLs) of approximately $1.6 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $213,000 expiring between 2002 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. If certain changes in the Company's ownership occur subsequently to December 31, 2001, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $376,000 and $547,000 at December 31, 2001, and June 30, 2001, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:


                                                              INVESTMENT
                                                              MANAGEMENT          CORPORATE
                                                               SERVICES          INVESTMENTS        CONSOLIDATED
SIX MONTHS ENDED DECEMBER 31, 2001
Net revenues                                                  $ 3,936,019        $  (222,809)       $ 3,713,210
                                                              ============       ============       ============

Net income (loss) before income taxes                         $   171,279        $  (223,131)       $   (51,852)
                                                              ============       ============       ============
Depreciation and amortization                                 $    63,931        $        --        $    63,931
                                                              ============       ============       ============
Interest expense                                              $    44,518        $       296        $    44,814
                                                              ============       ============       ============
Capital expenditures                                          $     1,500        $        --        $     1,500
                                                              ============       ============       ============

Gross identifiable assets at December 31, 2001                $ 4,966,050        $ 1,535,232        $ 6,501,282
    Deferred tax asset                                                                                1,091,307
    Accumulated other comprehensive loss                                                                150,644
                                                                                                    ------------
Consolidated total assets at December 31, 2001                                                      $ 7,743,233
                                                                                                    ============


U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                    PAGE 9 OF 17


                                                              INVESTMENT
                                                              MANAGEMENT          CORPORATE
                                                               SERVICES          INVESTMENTS        CONSOLIDATED
SIX MONTHS ENDED DECEMBER 31, 2000
Net revenues                                                  $ 4,827,954        $    62,681        $ 4,890,635
                                                              ============       ============       ============

Net income (loss) before income taxes                         $  (563,416)       $    30,688        $  (532,728)
                                                              ============       ============       ============


Depreciation and amortization                                 $   135,563        $        --        $   135,563
                                                              ============       ============       ============
Interest expense                                              $    62,033        $       184        $    62,217
                                                              ============       ============       ============
Capital expenditures                                          $    40,691        $        --        $    40,691
                                                              ============       ============       ============

Gross identifiable assets at December 31, 2000                $ 5,323,749        $ 1,958,166        $ 7,281,915
    Deferred tax asset                                                                                1,234,601
    Accumulated other comprehensive loss                                                                 62,225
                                                                                                    ------------
Consolidated total assets at December 31, 2000                                                      $ 8,578,741
                                                                                                    ============

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                   PAGE 10 OF 17



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

During the six-month period ended December 31, 2001, assets under management in USGIF averaged $1.04 billion versus $1.07 billion for the same period ended December 31, 2000. This decline was primarily due to the drop in equity markets as well as a steep fall in Asian markets. Assets under management in USGAF averaged $125 million for the six-month period ended December 31, 2001, versus $243 million for the same period ended December 31, 2000. This decrease is a result of declines in the assets of the Bonnel Growth Fund.

During the quarter ended December 31, 2001, assets under management in USGIF averaged $1.03 billion versus $1.07 billion for the quarter ended December 31, 2000. This decrease was primarily due to declines in equity assets and net redemptions out of the money market funds. Assets under management in USGAF averaged $121 million for the quarter ended December 31, 2001, versus $220 million for the quarter ended December 31, 2000. This decrease was primarily attributable to sharp declines in the net assets of the Bonnel Growth Fund.

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On December 31, 2001, the Company held approximately $1.5 million in investment securities. The value of these investments is approximately 20 percent of total assets and 27 percent of shareholders' equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                   PAGE 11 OF 17



six-month period ended December 31, 2001, the Company had realized losses of approximately $88,000 compared with gains of approximately $397,000 for the six-month period ended December 31, 2000. The net change in unrealized holding losses on trading securities held at December 31, 2001, and 2000, which has been included in income for the six-month period is ($162,121) and ($404,233), respectively. The Company expects that gains and losses will continue to fluctuate in the future.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

The Company posted a net after-tax loss of $26,431 ($0.00 loss per share) for the six months ended December 31, 2001, compared with a net after-tax loss of $354,645 ($0.05 loss per share) for the six months ended December 31, 2000. The net loss decreased $328,000 as a decrease of $1.6 million in general and administrative expenses was offset by declines in investment advisory fees and investment income of $619,000 and $285,000, respectively.

REVENUES

Total consolidated revenues for the six months ended December 31, 2001, decreased approximately $1,177,000, or 24 percent, compared with the six months ended December 31, 2000. This was primarily due to the decrease in investment income and investment advisory fees as stated above. The decline in investment income came as a result of reduced valuations in the Company's investment portfolio in conjuction with declining markets and realized losses of $88,000 from investment transactions in the six-month period ended December 31, 2001, compared with realized gains of $397,000 in the six months ended December 31, 2000. The decrease in investment advisory fees was primarily due to a sharp drop in the assets of the Bonnel Growth Fund, as well as other equity funds. Transfer agent fees for the six months ended December 31, 2001, decreased $144,000, or 10 percent, compared with the six months ended December 31, 2000. This was due to a decline in the overall number of shareholder accounts, a significant portion of which were small accounts. Additionally, custodial and administrative fees fell $78,000, or 47 percent, compared with the six months ended December 31, 2000. This was a direct result of the divestiture of the Company's 401(k) administration operations in early 2001.

EXPENSES

Total consolidated expenses for the six months ended December 31, 2001, decreased approximately $1,658,000, or 31 percent, compared with the six months ended December 31, 2000. This decrease, as noted above, was primarily a result of reduced general and administrative expenses. The reduction in general and administrative expenses was largely the result of reduced sub-advisory fees paid on the Bonnel Growth Fund, reduced expense reimbursements paid out to funds with expense caps, and non-recurring legal and professional fees paid in the six months ended December 31, 2000. Additionally, the Company implemented restructuring actions in the second half of fiscal year 2001, which resulted in a workforce reduction and the elimination of the Company's unprofitable 401(k) administration operations.

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

EBITDA for the six-month period ended December 31, 2001, was $306,962, which was an increase of $635,000 from an EBITDA loss of $327,994 for the six-month period ended December 31, 2000. The Company has experienced reduced investment advisory fees due to depressed market conditions and a shareholder shift to money market and fixed-income funds, which have lower profit margins. Despite these conditions, management has undertaken steps to improve operational efficiencies and enhance profit margins. In January 2001, the Company began a restructuring process. To streamline operations, the Company instituted a workforce reduction and initiated steps to eliminate its unprofitable 401(k) administration operations. Additionally, the Company maintained a consistent focus on reducing expenses and in July 2001 implemented profit-margin enhancing initiatives. As a result of these efforts, EBITDA has improved dramatically despite depressed equity values, and the Company is poised for continued operational growth when the markets begin a sustained rebound.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                   PAGE 12 OF 17



RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2001 AND 2000

The Company posted a net after-tax loss of $21,530 ($0.00 loss per share) for the quarter ended December 31, 2001, compared with a net after-tax loss of $455,772 ($0.06 loss per share) for the quarter ended December 31, 2000. The net loss decreased $434,000 as a decrease in general and administrative expenses of $791,000 was offset by decreases in investment advisory fees and transfer agent fees of $236,000 and $96,000, respectively.

REVENUES

Total consolidated revenues for the quarter ended December 31, 2001, decreased approximately $155,000, or 8 percent, compared with the quarter ended December 31, 2000. This was primarily due to the decrease in investment advisory fees and transfer agent fees as stated above. The decrease in investment advisory fees was primarily due to a sharp drop in the assets of the Bonnel Growth Fund, as well as other equity funds. Transfer agent fees declined as a result of a reduction in the consolidated number of shareholder accounts.

EXPENSES

Total consolidated expenses for the quarter ended December 31, 2001, decreased approximately $835,000, or 31 percent, compared with the quarter ended December 31, 2000. This decrease, as noted above, was primarily a result of reduced general and administrative expenses. The reduction in general and administrative expenses was largely the result of reduced sub-advisory fees paid on the Bonnel Growth Fund, reduced expense reimbursements paid out to funds with expense caps, and non-recurring legal and professional fees paid in the quarter ended December 31, 2000. Additionally, the Company's continued focus on reducing cost structures has resulted in incremental reductions in other operational areas as well.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

EBITDA for the quarter ended December 31, 2001, was $140,989, which was an increase of $384,000 from an EBITDA loss of $243,510 for the quarter ended December 31, 2000. The Company has experienced reduced investment advisory fees due to continued depressed market conditions, which were exacerbated by the tragic events of September 11, 2001. The Company has maintained its focus on expenses and has continued to benefit from its profit-margin enhancing initiatives. As a result of these efforts, EBITDA has improved dramatically despite revenue declines.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 2001, the Company has net operating loss carryovers (NOLs) of approximately $1.6 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $213,000 expiring between 2002 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. If certain changes in the Company's ownership occur subsequently to December 31, 2001, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $376,000 and $547,000 at December 31, 2001, and June 30, 2001, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had net working capital (current assets minus current liabilities) of approximately $3.0 million and a current ratio of 3.9 to
1. With approximately $1.4 million in cash and cash equivalents and approximately $1.5 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $5.6 million, with cash, cash equivalents, and marketable securities comprising 38 percent of total assets. With the exception of operating expenses, the Company's only material

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                   PAGE 13 OF 17



commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2003, and May 31, 2002, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                   PAGE 14 OF 17



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

The table below summarizes the Company's equity price risks as of December 31, 2001, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

                                                                                 ESTIMATED            INCREASE
                                                            HYPOTHETICAL      FAIR VALUE AFTER     (DECREASE) IN
                                      FAIR VALUE AT          PERCENTAGE         HYPOTHETICAL       SHAREHOLDERS'
                                    DECEMBER 31, 2001          CHANGE          PERCENT CHANGE          EQUITY
                                    -----------------       ------------       --------------      -------------
Trading Securities                      $810,772            25% increase         $ 1,013,465        $  133,777
                                                            25% decrease         $   608,079        $ (133,777)
Available-for-Sale                      $724,460            25% increase         $   905,575        $  119,536
                                                            25% decrease         $   543,345        $ (119,536)


The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                   PAGE 15 OF 17


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

     11   Statement re: Computation of Per Share Income

2. Reports on Form 8-K

     None

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-QPAGE 16 OF 17


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                        U.S. GLOBAL INVESTORS, INC.




DATED: February 14, 2002           BY:  /s/ Frank E. Holmes
                                        ----------------------------------------
                                         Frank E. Holmes
                                         Chief Executive Officer




DATED: February 14, 2002           BY:  /s/ Susan B. McGee
                                        ----------------------------------------
                                         Susan B. McGee
                                         President
                                         General Counsel




DATED: February 14, 2002           BY:  /s/ Tracy C. Peterson
                                        ----------------------------------------
                                         Tracy C. Peterson
                                         Chief Accounting Officer

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2001, QUARTERLY REPORT ON FORM 10-Q                   PAGE 17 OF 17



EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE


                                                    SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                       DECEMBER 31,                           DECEMBER 31,
                                             ------------------------------         -----------------------------
                                                 2001               2000                2001              2000
                                             -----------        -----------         -----------       -----------
Net income (loss)                            $  (26,431)        $ (354,645)         $  (21,530)       $ (455,772)
                                             ===========        ===========         ===========       ===========

BASIC
Weighted average number of shares
    outstanding during the period             7,459,774          7,523,381           7,448,859         7,529,986

Basic income (loss) per share                $    (0.00)        $    (0.05)         $    (0.00)       $    (0.06)
                                             ===========        ===========         ===========       ===========

DILUTED
Weighted average number of shares
    outstanding during quarter                7,459,774          7,523,381           7,448,859         7,529,986

Effect of dilutive securities:
Common stock equivalent shares
    (determined using the "treasury
    stock" method) representing shares
    issuable upon exercise of preferred
    or common stock options                          --                 --                  --                --
                                             -----------        -----------         -----------       -----------
Weighted average number of shares used in
    calculation of diluted income (loss)
    per share                                 7,459,774          7,523,381           7,448,859         7,529,986
                                             ===========        ===========         ===========       ===========

Diluted income (loss) per share              $    (0.00)        $    (0.05)         $    (0.00)       $    (0.06)
                                             ===========        ===========         ===========       ===========