Form 10-Q
period 2002-03-31
U S GLOBAL INVESTORS INC
filed 2002-05-15
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q
             ------------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

     YES  [X]                                                    NO   [ ]

On May 8, 2002, there were 6,299,474 shares of Registrant's class A common stock issued and 5,953,254 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B non-voting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                       PAGE 2 OF 17
--------------------------------------------------------------------------------


                                    I N D E X

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
      Consolidated Balance Sheets............................................3
      Consolidated Statements of Operations and
        Comprehensive Loss (Unaudited).......................................5
      Consolidated Statements of Cash Flows (Unaudited)......................6
      Notes to Consolidated Financial Statements (Unaudited).................7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS...................................10

  ITEM 3. MARKET RISK DISCLOSURES...........................................14

PART II. OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................15

SIGNATURES .................................................................16

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET LOSS PER SHARE..................17

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                       PAGE 3 OF 17
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      MARCH 31,        JUNE 30,
                                                        2002             2001
                                                     ----------       ----------
                                                    (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                        $1,085,290      $1,333,922
    Trading securities, at fair value                   904,286       1,163,693
    Receivables
       Mutual funds                                     793,594         773,595
       Other                                            268,865         396,829
    Prepaid expenses                                    379,643         203,565
    Deferred tax asset                                  341,964         435,949
                                                     ----------      ----------

       TOTAL CURRENT ASSETS                           3,773,642       4,307,553
                                                     ----------      ----------

NET PROPERTY AND EQUIPMENT                            1,941,887       2,029,899
                                                     ----------      ----------

OTHER ASSETS
    Restricted investments                              210,000         225,000
    Long-term deferred tax asset                        681,329         605,066
     Investment securities
       available-for-sale, at fair value                711,947         694,870
    Other                                                59,796          49,796
                                                     ----------      ----------
       TOTAL OTHER ASSETS                             1,663,072       1,574,732
                                                     ----------      ----------

       TOTAL ASSETS                                  $7,378,601      $7,912,184
                                                     ==========      ==========

         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                       PAGE 4 OF 17
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      MARCH 31,        JUNE 30,
                                                        2002             2001
                                                     ----------       ----------
                                                    (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable                                 $  207,645      $  280,587
    Accrued compensation and related
      costs                                             228,763         224,094
    Current portion of notes payable                     64,582          69,094
    Current portion of annuity and
      contractual obligation                              9,589           9,100
    Other accrued expenses                              246,206         477,886
                                                     ----------      ----------

       TOTAL CURRENT LIABILITIES                        756,785       1,060,761
                                                     ----------      ----------

    Notes payable-net of current portion                972,181       1,013,747
    Annuity and contractual obligations                 114,901         122,156
                                                     ----------      ----------

       TOTAL NON-CURRENT LIABILITIES                  1,087,082       1,135,903
                                                     ----------      ----------

       TOTAL LIABILITIES                              1,843,867       2,196,664
                                                     ----------      ----------

SHAREHOLDERS' EQUITY
    Common stock (Class A) - $.05 par
       value; non-voting; authorized,
       7,000,000 shares; issued,
       6,299,474 shares                                 314,974         314,974
    Common stock (Class C) - $.05 par
       value; voting; authorized,
       1,750,000 shares; issued,
       1,496,800 shares                                  74,840          74,840
    Additional paid-in-capital                       10,678,419      10,678,419
    Treasury stock, class A shares
       at cost; 346,220 and 313,426
       shares at March 31, 2002, and
       June 30, 2001, respectively                     (633,425)       (632,261)
    Accumulated other comprehensive loss,
       net of tax                                      (198,614)       (102,364)
    Accumulated deficit                              (4,701,460)     (4,618,088)
                                                     ----------      ----------

       TOTAL SHAREHOLDERS' EQUITY                     5,534,734       5,715,520
                                                     ----------      ----------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                        $7,378,601      $7,912,184
                                                     ==========      ==========

         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                       PAGE 5 OF 17
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

                                               NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                    MARCH 31,                         MARCH 31,
                                         ----------------------------      ----------------------------
                                             2002             2001             2002             2001
                                         -----------      -----------      -----------      -----------
REVENUES
   Investment advisory fees              $ 3,630,513      $ 4,335,283      $ 1,213,184      $ 1,299,032
   Transfer agent fees                     1,825,656        2,048,529          566,217          644,740
   Custodial and administrative fees         122,772          240,147           33,282           72,208
   Investment income (loss)                 (119,734)         140,378          103,075           77,697
   Other                                     186,527          307,016           16,766           87,041
                                         -----------      -----------      -----------      -----------
                                           5,645,734        7,071,353        1,932,524        2,180,718
EXPENSES
   General and administrative              5,472,332        7,427,565        1,816,015        2,201,982
   Depreciation and amortization              92,777          203,715           28,846           68,152
   Interest                                   64,641           88,709           19,827           26,492
                                         -----------      -----------      -----------      -----------
                                           5,629,750        7,719,989        1,864,688        2,296,626
                                         -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES             15,984         (648,636)          67,836         (115,908)

PROVISION FOR FEDERAL INCOME TAXES
   Tax (Benefit) Expense                      67,305         (157,094)          92,726           20,989
                                         -----------      -----------      -----------      -----------
NET LOSS                                 $   (51,321)     $  (491,542)     $   (24,890)     $  (136,897)

Other comprehensive loss, net of tax
   Unrealized losses on
     available-for-sale
     securities                              (96,250)         (53,121)         (47,970)         (42,667)
                                         -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                       $  (147,571)     $  (544,663)     $   (72,860)     $  (179,564)
                                         ===========      ===========      ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE     $     (0.01)     $     (0.07)     $     (0.00)     $     (0.02)
                                         ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                       PAGE 6 OF 17
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     NINE MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $  (51,321)     $ (491,542)
Adjustments  to reconcile  net loss
  to net cash  provided by operating
  activities:

     Depreciation and amortization                       92,777         203,715
     Net gain on sales of
       available-for-sale securities                       --           (32,662)
     Provision for deferred taxes                        67,305        (157,094)
     Reserve against impairment of
       equipment                                           --            89,928
Changes in assets and liabilities,
  impacting cash from operations:
     Accounts receivable                                107,965         362,409
     Prepaid expenses and other                        (171,078)        134,727
     Trading securities                                 259,408         492,000
     Accounts payable and accrued
       expenses                                        (299,953)       (372,004)
                                                     ----------      ----------
Total adjustments                                        56,424         721,019
                                                     ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 5,103         229,477
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property
       and equipment                                     (4,765)        (82,240)
     Purchase of available-for-sale
       securities                                      (162,911)        (97,175)
     Proceeds on sale of
       available-for-sale securities                       --           246,269
                                                     ----------      ----------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                 (167,676)         66,854
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on annuity                                 (6,766)         (6,309)
     Payments on note payable                           (46,078)        (35,275)
     Proceeds  from  issuance or
       exercise  of stock, warrants, and                 43,439          80,160
     options
     Purchase of treasury stock                         (76,654)        (26,195)
                                                     ----------      ----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                  (86,059)         12,381
                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (248,632)        308,712

BEGINNING CASH AND CASH EQUIVALENTS                   1,333,922       1,356,903
                                                     ----------      ----------

ENDING CASH AND CASH EQUIVALENTS                     $1,085,290      $1,665,615
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
     Cash paid for interest                          $   64,641      $   88,709

         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                       PAGE 7 OF 17
--------------------------------------------------------------------------------


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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month and three-month periods ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. INVESTMENTS

The cost of investments classified as trading at March 31, 2002, and June 30, 2001, was $1,761,185 and $1,951,963, respectively. The market value of investments classified as trading at March 31, 2002, and June 30, 2001, was $904,286 and $1,163,693, respectively. The net change in unrealized holding losses on trading securities held at March 31, 2002, and 2001, which has been included in income for the nine-month period is ($68,670) and ($350,894), respectively. Sales of trading securities generated realized gains (losses) of ($87,948) and $357,952 for the nine-month period ended March 31, 2002, and 2001, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at March 31, 2002, and June 30, 2001, was $1,012,877 and $849,966, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at March 31, 2002, and June 30, 2001, of $711,947 and $694,870, respectively, with
$198,614 and $102,364, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. Sales of available-for-sale securities generated realized gains of $0 and $32,662 for the nine-month period ended March 31, 2002, and 2001, respectively.

NOTE 3. INVESTMENT ADVISORY, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. USGAF are sub-advised by outside third-party managers, who are in turn paid out of the investment advisory fees received by the Company. In March 2002, an agreement was reached with one of these sub-advisors whereby $165,000 of sub-advisory fees payable were waived. As a result, general and administrative expenses were reduced by this amount in the quarter ended March 31, 2002. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF, and the Company also receives certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mail room operations from A&B, as well as gains on marketable securities transactions.

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2002, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the nine-month period ended March 31, 2002, and 2001, was $1,234,680 and $1,497,274, respectively.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                       PAGE 8 OF 17
--------------------------------------------------------------------------------


The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2003, and in May 2003, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. BORROWINGS

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of March 31, 2002, the balance on the note was $1,036,763. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is not in compliance with certain debt covenants but received a waiver from the bank through March 31, 2002.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable and pledged securities. As of March 31, 2002, this credit facility remained unutilized by the Company.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2002, the Company has net operating loss carryovers (NOLs) of approximately $860,000, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $18,000 expiring between 2002 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. The long-term deferred tax asset includes $102,000 of unrealized losses on available-for-sale securities, $177,000 from the permanent write-down of security valuations, and $42,000 from annuity obligations. If certain changes in the Company's ownership occur subsequently to March 31, 2002, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $708,000 and $547,000 at March 31, 2002, and June 30, 2001, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

                                                INVESTMENT
                                                MANAGEMENT       CORPORATE
                                                 SERVICES       INVESTMENTS     CONSOLIDATED
                                                ----------     -------------     ----------
NINE MONTHS ENDED MARCH 31, 2002
Net revenues                                    $5,765,468     $    (119,734)    $5,645,734
                                                ==========     =============     ==========

Net income (loss) before income taxes           $  136,118     $    (120,134)    $   15,984
                                                ==========     =============     ==========

Depreciation and amortization                   $   92,777     $        --       $   92,777
                                                ==========     =============     ==========
Interest expense                                $   64,267     $         374     $   64,641
                                                ==========     =============     ==========
Capital expenditures                            $    4,765     $        --       $    4,765
                                                ==========     =============     ==========

Gross identifiable assets at March 31, 2002     $4,540,461     $   1,616,233     $6,156,694



U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                       PAGE 9 OF 17
--------------------------------------------------------------------------------


                                                INVESTMENT
                                                MANAGEMENT       CORPORATE
                                                 SERVICES       INVESTMENTS     CONSOLIDATED
                                                ----------     -------------     ----------
    Deferred tax asset                                                            1,023,293
    Accumulated other comprehensive loss                                            198,614
                                                                                 ----------
Consolidated total assets at March 31, 2002                                      $7,378,601
                                                                                 ==========

NINE MONTHS ENDED MARCH 31, 2001
Net revenues                                    $6,930,975     $     140,378     $7,071,353
                                                ==========     =============     ==========

Net income (loss) before income taxes           $ (754,664)    $     106,028     $ (648,636)
                                                ==========     =============     ==========


Depreciation and amortization                   $  203,715     $        --       $  203,715
                                                ==========     =============     ==========
Interest expense                                $   88,480     $         229     $   88,709
                                                ==========     =============     ==========
Capital expenditures                            $   82,240     $        --       $   82,240
                                                ==========     =============     ==========

Gross identifiable assets at March 31, 2001     $4,979,610     $   1,894,243     $6,873,853
    Deferred tax asset                                                            1,235,593
    Accumulated other comprehensive loss                                            104,892
                                                                                 ----------
Consolidated total assets at March 31, 2001                                      $8,214,338
                                                                                 ==========

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                      PAGE 10 OF 17
--------------------------------------------------------------------------------


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

During the nine-month period ended March 31, 2002, assets under management in USGIF averaged $1.03 billion versus $1.07 billion for the same period ended March 31, 2001. This decline was primarily due to the declines in equity markets and net redemptions out of the money market funds. Assets under management in USGAF averaged $125 million for the nine-month period ended March 31, 2002, versus $224 million for the same period ended March 31, 2001. This decrease is a result of declines in the assets of the Bonnel Growth Fund.

During the quarter ended March 31, 2002, assets under management in USGIF averaged $1.02 billion versus $1.08 billion for the quarter ended March 31, 2001. This decrease was primarily due to net redemptions out of the money market funds. However, these redemptions were somewhat offset by increased assets in the gold and precious minerals funds. Assets under management in USGAF averaged $125 million for the quarter ended March 31, 2002, versus $185 million for the quarter ended March 31, 2001. This decrease was primarily attributable to sharp declines in the net assets of the Bonnel Growth Fund.

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On March 31, 2002, the Company held approximately $1.6 million in investment securities. The value of these investments is approximately 22 percent of total assets and 29 percent of shareholders' equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                      PAGE 11 OF 17
--------------------------------------------------------------------------------


fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the nine-month period ended March 31, 2002, the Company had realized losses of approximately $88,000 compared with gains of approximately $391,000 for the nine-month period ended March 31, 2001. The net change in unrealized holding losses on trading securities held at March 31, 2002, and 2001, which has been included in income for the nine-month period is ($68,670) and ($350,894), respectively. The Company expects that gains and losses will continue to fluctuate in the future.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2002 AND 2001

The Company posted a net after-tax loss of $51,321 ($0.01 loss per share) for the nine months ended March 31, 2002, compared with a net after-tax loss of $491,542 ($0.07 loss per share) for the nine months ended March 31, 2001. The net loss decreased $440,000 as a result of a decrease of $2.0 million in general and administrative expenses that was offset by declines in investment advisory fees, transfer agent fees, and investment income of $705,000, $223,000, and $260,000, respectively.

REVENUES

Total consolidated revenues for the nine months ended March 31, 2002, decreased approximately $1,426,000, or 20 percent, compared with the nine months ended March 31, 2001. This was primarily due to the decrease in investment advisory fees, transfer agent fees, and investment income, as stated above. The decrease in investment advisory fees was primarily due to a drop in equity fund assets, particularly in the Bonnel Growth Fund. This decline was partially offset by reduced fee waivers the Company implemented to improve profitability. Transfer agent fees for the nine months ended March 31, 2002, decreased $223,000, or 11 percent, compared with the nine months ended March 31, 2001. This was due to a decline in the overall number of shareholder accounts, a significant portion of which were small accounts. The decline in investment income came as a result of reduced valuations in the Company's investment portfolio in conjunction with declining markets and realized losses of $88,000 from investment transactions in the nine-month period ended March 31, 2002, compared with realized gains of $391,000 in the nine months ended March 31, 2001. Additionally, custodial and administrative fees fell $117,000, or 49 percent, compared with the nine months ended March 31, 2001. This was a direct result of the divestiture of the Company's 401(k) administration operations in early 2001.

EXPENSES

Total consolidated expenses for the nine months ended March 31, 2002, decreased approximately $2,090,000, or 27 percent, compared with the nine months ended March 31, 2001. This decrease was primarily a result of reduced general and administrative expenses, as noted above. The reduction in general and administrative expenses was largely the result of reduced sub-advisory fees paid on the Bonnel Growth Fund, reduced servicing fees paid out to third-party distribution platforms, and non-recurring legal and professional fees paid in the nine months ended March 31, 2001. Additionally, the Company implemented restructuring actions in the last fifteen months, which resulted in a workforce reduction and the elimination of the Company's unprofitable 401(k) administration operations. The Company has realized reduced expenses as it strives to maintain costs at an optimal level.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance. This measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. It does not take into consideration realized and unrealized investment gains and losses, interest expense, taxes, or depreciation and amortization expenses.

EBITDA for the nine-month period ended March 31, 2002, was $330,020, which was an increase of $726,000 from an EBITDA loss of $395,931 for the nine-month period ended March 31, 2001. The Company has experienced reduced investment advisory fees due to depressed market conditions and an investor shift to alternative products not offered by the Company. Despite these conditions, management has undertaken steps to improve operational efficiencies and enhance profit margins. To streamline operations, the Company instituted a workforce reduction and eliminated its unprofitable 401(k) administration operations. Additionally, the Company maintained a consistent focus on reducing expenses and in July 2001 implemented a reduction in fee waivers in order to enhance profit margins. As a result of these

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                      PAGE 12 OF 17
--------------------------------------------------------------------------------


efforts, EBITDA has improved dramatically despite depressed equity values, and the Company is poised for continued operational growth when the markets begin a sustained rebound. The Company has recently experienced a tremendous growth in gold assets as this long-depressed sector has rebounded.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2002 AND 2001

The Company posted a net after-tax loss of $24,890 ($0.00 loss per share) for the quarter ended March 31, 2002, compared with a net after-tax loss of $136,897 ($0.02 loss per share) for the quarter ended March 31, 2001. The net loss decreased $112,000 as a decrease in general and administrative expenses of $386,000 was offset by decreases in investment advisory fees and transfer agent fees of $86,000 and $79,000, respectively.

REVENUES

Total consolidated revenues for the quarter ended March 31, 2002, decreased approximately $248,000, or 11 percent, compared with the quarter ended March 31, 2001. This was primarily due to the decrease in investment advisory fees and transfer agent fees as stated above. The decrease in investment advisory fees was primarily due to a continued drop in the assets of equity funds, particularly in the Bonnel Growth Fund. This decline was partially offset by reduced fee waivers the Company implemented to improve profitability. Transfer agent fees declined as a result of a reduction in the number of shareholder accounts serviced by the Company.

EXPENSES

Total consolidated expenses for the quarter ended March 31, 2002, decreased approximately $432,000, or 19 percent, compared with the quarter ended March 31, 2001. This decrease was primarily a result of reduced general and administrative expenses, as noted above. The reduction in general and administrative expenses was largely the result of reduced sub-advisory fees paid on the Bonnel Growth Fund, reduced servicing fees paid to third-party distribution platforms, and non-recurring legal and professional fees paid in the quarter ended March 31, 2001. Additionally, the Company's continued focus on reducing cost structures has resulted in incremental expense reductions in other operational areas as well.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

EBITDA for the quarter ended March 31, 2002, was $23,056, which was an increase of $91,000 from an EBITDA loss of $67,934 for the quarter ended March 31, 2001. In spite of declining investment advisory fees and transfer agent fees, the Company has maintained its focus on expenses and has continued to benefit from its profit margin-enhancing initiatives. As a result of these efforts, EBITDA has improved despite revenue declines.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2002, the Company has net operating loss carryovers (NOLs) of approximately $860,000, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $18,000 expiring between 2002 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. The long-term deferred tax asset includes $102,000 of unrealized losses on available-for-sale securities, $177,000 from the permanent write-down of security valuations, and $42,000 from annuity obligations. If certain changes in the Company's ownership occur subsequently to March 31, 2002, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $708,000 and $547,000 at March 31, 2002, and June 30, 2001, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                      PAGE 13 OF 17
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had net working capital (current assets minus current liabilities) of approximately $3.0 million and a current ratio of 5.0 to
1. With approximately $1.1 million in cash and cash equivalents and approximately $1.6 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $5.5 million, with cash, cash equivalents, and marketable securities comprising 37 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2003, and May 31, 2003, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                      PAGE 14 OF 17
--------------------------------------------------------------------------------


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

The table below summarizes the Company's equity price risks as of March 31, 2002, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

                                                                ESTIMATED           INCREASE
                                           HYPOTHETICAL      FAIR VALUE AFTER    (DECREASE) IN
                        FAIR VALUE AT       PERCENTAGE         HYPOTHETICAL       SHAREHOLDERS'
                       MARCH 31, 2002         CHANGE          PERCENT CHANGE         EQUITY
                       --------------      ------------       --------------     -------------
Trading Securities        $904,286         25% increase         $ 1,130,358        $  149,208
                                           25% decrease         $   678,214        $ (149,208)
Available-for-Sale        $711,947         25% increase         $   889,934        $  117,471
                                           25% decrease         $   533,960        $ (117,471)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                      PAGE 15 OF 17
--------------------------------------------------------------------------------


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

   11 Statement re: Computation of Per Share Income

2. Reports on Form 8-K

   None

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                      PAGE 16 OF 17
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   U.S. GLOBAL INVESTORS, INC.



DATED: May 15, 2002                BY:  /s/ Frank E. Holmes
                                   ----------------------------------------
                                   Frank E. Holmes
                                   Chief Executive Officer


DATED: May 15, 2002                BY:  /s/ Susan B. McGee
                                   ----------------------------------------
                                   Susan B. McGee
                                   President
                                   General Counsel


DATED: May 15, 2002                BY:  /s/ Tracy C. Peterson
                                   ----------------------------------------
                                   Tracy C. Peterson
                                   Chief Financial Officer
                                   Chief Accounting Officer

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2002, QUARTERLY REPORT ON FORM 10-Q                      PAGE 17 OF 17
--------------------------------------------------------------------------------


EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET LOSS PER SHARE


                                                NINE MONTHS ENDED               THREE MONTHS ENDED
                                                    MARCH 31,                        MARCH 31,
                                         ----------------------------      ----------------------------
                                             2002             2001             2002            2001
                                         -----------      -----------      -----------      -----------
Net loss                                 $   (51,321)     $  (491,542)     $   (24,890)     $  (136,897)
                                         ===========      ===========      ===========      ===========

BASIC
Weighted average number of shares
  outstanding during the period            7,455,450        7,525,861        7,446,610        7,530,933

Basic loss per share                     $     (0.01)     $     (0.07)     $     (0.00)     $     (0.02)
                                         ===========      ===========      ===========      ===========

DILUTED
Weighted average number of shares
  outstanding during quarter               7,455,450        7,525,861        7,446,610        7,530,933

Effect of dilutive securities:
Common stock equivalent shares
  (determined using the "treasury
  stock" method) representing
  shares issuable upon exercise
  of preferred or common stock
  options                                       --               --               --               --
                                         -----------      -----------      -----------      -----------
Weighted average number of shares
  used in calculation of diluted
  loss per share                           7,455,450        7,525,861        7,446,610        7,530,933
                                         ===========      ===========      ===========      ===========

Diluted loss per share                   $     (0.01)     $     (0.07)     $     (0.00)     $     (0.02)
                                         ===========      ===========      ===========      ===========
