Form 10-K
period 2002-06-30
U S GLOBAL INVESTORS INC
filed 2002-10-16
CIK 754811

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                      or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____




                         COMMISSION FILE NUMBER 0-13928

                           U.S. GLOBAL INVESTORS, INC.
                       Incorporated in the State of Texas

                   IRS Employer Identification No. 74-1598370

                          Principal Executive Offices:
                               7900 Callaghan Road
                            San Antonio, Texas 78229
                         Telephone Number: 210-308-1234



        Securities registered pursuant to Section 12(b) of the Act: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              CLASS A COMMON STOCK
                           ($0.05 PAR VALUE PER SHARE)

                       REGISTERED: NASDAQ SMALL CAP ISSUES


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                              | |

The aggregate market value of the 4,204,217 shares of nonvoting class A common stock held by nonaffiliates of the registrant on October 7, 2002 (based on the last sale price on the Nasdaq as of such date), was $5,465,482. Registrant's only voting stock is its class C common stock, par value of $0.05 per share, for which there is no active market. The aggregate value of the 104,589 shares of the class C common stock held by nonaffiliates of the registrant on October 7, 2002 (based on the last sale price of the class C common stock in a private transaction) was $52,295. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant.


On October 7, 2002, there were 6,311,474 shares of Registrant's class A nonvoting common stock issued and 5,979,202 shares of Registrant's class A nonvoting common stock issued and outstanding, no shares of Registrant's class B nonvoting common stock outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                    Documents incorporated by reference: None

       TABLE OF CONTENTS
PART I OF ANNUAL REPORT ON FORM 10-K

       Item 1. Business____________________________________________________________________________________1


       Item 2. Properties__________________________________________________________________________________4

       Item 3. Legal Proceedings___________________________________________________________________________4

       Item 4. Submission of Matters to a Vote of Security Holders_________________________________________4


PART II OF ANNUAL REPORT ON FORM 10-K

       Item 5. Market for Company's Common Equity and Related Shareholder Matters__________________________5

       Item 6. Selected Financial Data_____________________________________________________________________6

       Item 7. Management's Discussion and Analysis of Financial Condition and Results
       of Operations_______________________________________________________________________________________6

       Item 8. Financial Statements and Supplementary Data________________________________________________13

       Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure_______29


PART III OF ANNUAL REPORT ON FORM 10-K

       Item 10. Directors and Executive Officers of the Company___________________________________________30

       Item 11. Executive Compensation____________________________________________________________________31

       Item 12. Security Ownership of Certain Beneficial Owners and Management____________________________35

       Item 13. Certain Relationships and Related Transactions____________________________________________36

PART IV OF ANNUAL REPORT ON FORM 10-K

       Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K__________________________37

SIGNATURES________________________________________________________________________________________________40

CERTIFICATIONS____________________________________________________________________________________________41

EXHIBIT 11-- SCHEDULE OF COMPUTATION OF NET EARNINGS PER SHARE____________________________________________42

EXHIBIT 21-- SUBSIDIARIES OF THE COMPANY, JURISDICTION OF INCORPORATION, AND PERCENTAGE OF OWNERSHIP______43

                                      [Graphic: U.S. Global Invetors, Inc. Logo]



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

              As part of the mutual fund management business, the Company provides: (1) investment advisory services through the Company or its subsidiaries to institutions (namely, mutual funds) and other persons; (2) transfer agency and record keeping services; (3) mailing services; and (4) distribution services, through its wholly owned broker/dealer, to mutual funds advised by the Company. The fees from investment advisory and transfer agent services, as well as investment income, are the primary sources of the Company's revenue. Prior to June 30, 2001, the Company provided custodial and administrative services through its wholly owned trust company and administrator for IRAs and other types of retirement plans. The fees from these custodial and administrative services contributed to the Company's revenue. The Company will continue to receive the majority of the aforementioned custodial fees as it has contracted with another entity to assist with these services.

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

              LINES OF BUSINESS
              ------------------------------------------------------------------

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

              As required by the Investment Company Act of 1940, the Advisory Agreements are subject to annual renewal and are terminable upon 60-day notice. The boards of trustees of USGIF and USGAF will consider renewal of the applicable agreements in February and May 2003, respectively. Management anticipates that the Advisory Agreements will be renewed.

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

              The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The agreements will be considered for renewal by the boards of trustees of USGIF and of USGAF in February and May 2003, respectively, and management anticipates that the agreements will be renewed.

              BROKERAGE SERVICES. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (USGB), with the National Association of Securities Dealers (NASD), the Securities and Exchange Commission (SEC), and appropriate state regulatory authorities as a limited-purpose broker/dealer for the purpose of distributing USGIF and USGAF fund shares. Effective September 3,

              1998, USGB became the distributor for USGIF and USGAF fund shares. For the fiscal year ended June 30, 2002, the Company has capitalized USGB with approximately $671,399 to cover the costs associated with continuing operations.

              MAILING SERVICES. A&B Mailers, Inc., a wholly owned subsidiary of the Company, provides mail-handling services to various entities. A&B Mailers' primary customers include the Company in connection with its efforts to promote the funds and the Company's investment company clients in connection with required mailings.

              TRUST COMPANY SERVICES. Security Trust & Financial Company (STFC), a wholly owned state chartered trust company, provided custodial services for IRA and other retirement plans administered by U.S. Global Administrators, Inc. until June 1, 2001. Management determined that it was in the Company's best interest to exit the 401(k) plan administration business and to voluntarily withdraw the charter of the trust company. The Company continues to collect the majority of the fees for custodial services to the IRAs for record keeping activities and has contracted with another entity to act as custodian of these accounts.


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


              EMPLOYEES

              As of June 30, 2002, U.S. Global and its subsidiaries employed 60 full-time employees and 6 part-time employees; as of June 30, 2001, it employed 66 full-time employees and 4 part-time employees. The Company considers its relationship with its employees to be excellent.


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

              Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on each fund's investment performance, the quality of services provided to shareholders, and the Company's efforts to market fund performance effectively. Sales of fund shares generate management fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts). Costs of distribution and compliance have put pressure on profit margins for the mutual fund industry.


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

              U.S. Global is a registered investment adviser subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940, the Investment Company Act of 1940, and the Securities Exchange Act of 1934 (1934 Act). USSI is also subject to regulation by the SEC under the 1934 Act. USGB is subject to regulation by the SEC under the 1934 Act and regulation by the NASD, a self-regulatory organization composed of other registered broker/dealers. U.S. Global, USSI, and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and the NASD upon request. Moreover, the funds managed by the Company are subject to regulation and periodic reporting under the Investment Company Act of 1940 and, with respect to their continuous public offering of shares, the registration provisions of the Securities Act of 1933.


              RELATIONSHIPS WITH THE FUNDS

              The businesses of the Company are, to a very significant degree, dependent on their associations and contractual relationships with the Funds. In the event the advisory or transfer agent services agreements with USGIF or USGAF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global, USSI, and USGB consider their relationships with the Funds to be good, and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that USGIF and USGAF will choose to continue their relationships with the Company, USSI, or USGB.

ITEM 2. PROPERTIES

              The Company presently occupies an office building as its headquarters in San Antonio, Texas. The office building is approximately 46,000 square feet on approximately 2.5 acres of land. This building is currently subject to a term loan for $1,021,206.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during fiscal year 2002.

                                     [Graphic: U.S. Global Investors, Inc. Logo]


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

              The Company's class A and class B common stock have no voting privileges.

              The Company's class A common stock is traded over-the-counter and is quoted daily under Nasdaq's Small Cap Issues. Trades are reported under the symbol "GROW."

              The following table sets forth the range of high and low sales prices from Nasdaq for the fiscal years ended June 30, 2002 and 2001. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

                                                        SALES PRICE
                                                 2002                      2001
                                         -------------------      --------------------
                                         HIGH ($)    LOW ($)      HIGH ($)     LOW ($)
                                         --------    -------      --------     -------
              First quarter (9/30)        1.050       0.900        1.750        1.500
              Second quarter (12/31)      1.100       0.900        1.500        0.938
              Third quarter (3/31)        1.800       1.000        1.375        0.875
              Fourth quarter (6/30)       2.450       1.790        1.210        1.000

              HOLDERS

              On October 7, 2002, there were 270 holders of record of class A common stock, no holders of record of class B common stock, and 71 holders of record of class C common stock.

              Many of the class A common shares are held of record by nominees, and management believes that as of October 7, 2002, there were approximately 1,000 beneficial owners of the Company's class A common stock.


              DIVIDENDS

              The Company has not paid cash dividends on its class C common stock during the last eighteen fiscal years and has never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company's board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

ITEM 6. SELECTED FINANCIAL DATA

              The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-K. The selected financial data as of June 30, 1998, through June 30, 2002, and the years then ended is derived from the Company's Consolidated Financial Statements, which were audited by Ernst & Young LLP, independent accountants.

              SELECTED                                          YEAR ENDED JUNE 30,
              EARNINGS DATA
              ---------------------- --------------------------------------------------------------------------
                                          2002           2001         2000           1999            1998
              ---------------------- --------------- ------------- ------------ --------------- ---------------
              Revenues                  $ 7,767,514   $ 8,893,884  $10,912,764     $ 9,739,180     $10,195,349
              Expenses                    8,104,299     9,652,382   10,495,271      10,665,616      10,034,397
                                          ---------     ---------   ----------      ----------      ----------
              Income (loss) before
              equity interest and
              income taxes                (336,785)     (758,498)      417,493       (926,436)         160,952

              Income tax (benefit)
              expense                      (95,351)        36,181     (26,526)         183,329        (39,571)

              Equity in income
              (loss) of affiliate                --            --       51,739   (743,041) (1)   (349,142) (1)

              Net income (loss)           (241,434)     (794,679)      495,758     (1,852,806)       (148,619)

              Basic income (loss)
              per share                      (0.03)        (0.11)         0.07          (0.28)          (0.02)

              Working capital             2,930,974     3,246,792    3,138,009       2,441,109       3,719,539

              Total assets                7,905,021     7,912,184    9,118,624       8,328,138      10,308,947

              Long-term obligations       1,067,967     1,135,903    1,197,961       1,255,724       1,330,638

              Shareholders' equity        5,580,059     5,715,520    6,484,486       5,912,238       7,941,859

              ------------------
              (1)  The gains (losses) on changes of interest in affiliate for fiscal years 1999 and 1998 of $97,744 and ($17,146),
                   respectively, are included in equity in income (loss) of
                   affiliate.
              -------------------------------------------------------------------------------------------------


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

              The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Notwithstanding the fact that the Company generates the majority of its revenues from this segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2002, the Company held approximately $2.3 million in investments, comprising 28.6% of its total assets. The following is a brief discussion of the Company's two business segments.


              INVESTMENT MANAGEMENT PRODUCTS AND SERVICES
              As noted above, the Company generates substantially all of its revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, thereby affecting income and results of operations. During fiscal year 2002, total average assets under management decreased 8.9% to $1.2 billion primarily because of depreciation of the equity markets and shareholder withdrawals from the Bonnel Growth Fund, one of the USGAF funds.

              -------------------------------------------------------------------------------------------------
                                              AVERAGE ASSETS UNDER MANAGEMENT
                                                   (DOLLARS IN MILLIONS)
              -------------------------------------------------------------------------------------------------
                                            2002       2001      % CHANGE      2001       2000      % CHANGE

              USGIF - Money market            $ 872      $ 910       (4.2)%      $ 910     $ 928        (1.9)%
              USGIF - Other                     167        164        1.8 %        164       234       (29.9)%
                                             ------     ------       ----       ------    ------        ----
              USGIF - Total                   1,039      1,074       (3.3)%      1,074     1,162        (7.6)%
              USGAF                             126        205      (38.5)%        205       238       (13.9)%
                                             ------     ------       ----       ------    ------        ----
              Total                          $1,165     $1,279       (8.9)%     $1,279    $1,400        (8.6)%
                                             ------     ------       ----       ------    ------        ----


              INVESTMENT ACTIVITIES
              Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management. Management attempts to maximize the Company's cash position by using a diversified venture capital approach to investing. Strategically, management invests in early-stage or start-up businesses seeking initial financing and more mature businesses in need of capital for expansion, acquisitions, management buyouts, or recapitalization. Management has reduced these activities due to poor market conditions.

              As of June 30, 2002 and 2001, the Company held approximately $2.3 and $1.9 million, respectively, in investments other than USGIF money market mutual fund shares. In fiscal year 2000, the Company received $701,000 in trading and available-for-sale securities in liquidation of its investment in the U.S. Global Strategies Fund Limited (Guernsey Fund), an offshore fund managed by the Company. Investment income from the Company's investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For fiscal years 2002, 2001, and 2000, the Company had net realized gains (losses) of approximately $(49,000), $383,000, and $550,000, respectively. The Company expects that gains or losses will continue to fluctuate in the future as fluctuations in the market value of the Company's investments will affect the amounts of such gains or losses.


              CONSOLIDATED RESULTS OF OPERATIONS

              The following is a discussion of the consolidated results of operations of the Company and a more detailed discussion of the Company's revenues and expenses.

                                                   2002      2001     % CHANGE      2001      2000      % CHANGE
                                                   ------   ------         ----    ------       -----    ------
              Net income (loss) (in thousands)      $(241)   $(795)        69.7%    $(795)       $496    (260.3)%

              Net income (loss) per share -        $(0.03)  $(0.11)        72.7%   $(0.11)      $0.07    (257.1)%
              basic and diluted

              Weighted average shares
              outstanding (in thousands)
                       Basic                         7,456    7,525                  7,525      7,409
                       Diluted                       7,456    7,525                  7,525      7,411

              YEAR ENDED JUNE 30, 2002, COMPARED WITH YEAR ENDED JUNE 30, 2001 The Company posted a net after-tax loss of $241,000 ($0.03 loss per share) for the year ended June 30, 2002, compared with a net after-tax loss of $795,000 ($0.11 loss per share) for the year ended June 30, 2001. The decease in net loss for 2002 was principally due to the Company's reduction of the overall expense reimbursement levels of its funds. The Company has also undertaken a significant realignment of its cost structures in order to better cope with declining fund asset levels due to adverse market conditions. However, offsetting these activities was a decline in both investment advisory and transfer agent revenues, as well as other ancillary operations.


              YEAR ENDED JUNE 30, 2001, COMPARED WITH YEAR ENDED JUNE 30, 2000 The Company posted a net after-tax loss of $795,000 ($0.11 loss per share) for the year ended June 30, 2001, compared with net after-tax income of $496,000 ($0.07 income per share) for the year ended June 30, 2000. The decrease in net income for 2001 was principally due to declines in investment advisory and transfer agent revenues and investment income. These decreases in revenues were partially offset by reductions in general and administrative expenses.

              REVENUES
                  (DOLLARS IN THOUSANDS)         2002       2001    % CHANGE      2001      2000      % CHANGE
              -----------------------------     ------     ------     -----      ------    -------     -----
              Investment advisory fees:
                       USGIF - Money market     $2,710     $2,357       15.0%    $2,357     $2,438     (3.3) %
                       USGIF - Other             1,110      1,081        2.7%     1,081      1,666     (35.1)%
                                                ------     ------     -----      ------    -------     -----
                       USGIF - Total             3,820      3,438       11.1%     3,438      4,104     (16.2)%
                       USGAF                     1,275      2,060     (38.1)%     2,060      2,393     (13.9)%
                       Other                        --         --         N/A        --          9    (100.0)%
                                                ------     ------     -----      ------    -------     -----
              Total investment advisory fees    $5,095     $5,498      (7.3)%    $5,498     $6,506     (15.5)%
              Transfer agent fees                2,417      2,682      (9.9)%     2,682      2,934      (8.6)%
              Custodial and administrative         157        302     (48.0)%       302        484     (37.6)%
              fees
              Mailing services fees                146        302     (51.7)%       302        368     (17.9)%
              Investment income                  (168)        127    (232.3)%       127        556     (77.2)%
              Other revenues                       121       (18)                               65    (127.7)%
                                                ------     ------     -----      ------    -------     -----
                                                                          N/A      (18)
              Total                             $7,768     $8,894     (12.7)%    $8,894    $10,913     (18.5)%
                                                ======     ======     =====      ======    =======     =====

              INVESTMENT ADVISORY FEES. Investment advisory fees, the largest component of the Company's revenues, are calculated as a percentage ranging from 0.375% to 1.25% of average net assets and are paid monthly. The Company has agreed to waive its fee revenues and/or pay expenses for certain USGIF funds for purposes of enhancing the funds' competitive market positions, in particular the money market and fixed income funds. The aggregate amount of fees waived and expenses born by the Company totaled $1,530,046, $2,039,360, and $2,125,773 in 2002, 2001, and 2000, respectively.
              The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

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

              The decrease in net advisory fees in fiscal year 2002 of approximately $402,000, or 7.3%, over fiscal year 2001 was largely due to continued market declines and shareholder redemptions in the Company's equity funds, particularly the Bonnel Growth Fund and the All American Equity Fund. This is a trend experienced by the entire industry as equity markets have not climbed back from their negative returns as of yet. The Company has also experienced net redemptions in its U.S. Government Securities Savings Fund. Again, this is an industry trend as yields have fallen significantly and money market funds have lost ground to other higher-yielding products. The Company was able to mitigate this loss and actually improve the margin on this fund with a reduced amount of expense reimbursements. In contrast to its other equity funds, the Company realized sizeable increases in its high-margin gold funds. This sector had outstanding returns in response to the downtrodden equity markets, deficit spending by the U.S. government, 40-year lows in interest rates, and a weaker U.S. dollar.

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

              The fee decrease in fiscal year 2002, compared with fiscal year 2001, is a result of a decrease in mutual fund shareholder accounts from 97,932 to 92,210. The Company has continued to see a decline in its number of accounts serviced as many smaller accounts in the funds continue to close. In order to lower fund expense ratios on its equity funds, the Company instituted a small account fee for its equity and fixed income funds in January 2002. This fee serves to encourage active investment and account growth by shareholders of the funds and discourage the maintenance of inactive accounts with small balances. As a result of this fee, the Company expects to have a significant increase in the number of client accounts closed for calendar year 2002. The Company expects this to be a singular event, which, though painful in the short-term, will result in improved long-term fund profitability and lower expense ratios for its equity funds, improving their competitive positioning against their respective peer groups.

              The decrease in fees in fiscal year 2001, as compared with fiscal year 2000, is a result of a decrease in mutual fund shareholder accounts from 107,450 to 97,932.

              CUSTODIAL AND ADMINISTRATIVE FEES. Security Trust & Financial Company (STFC), a wholly owned state chartered trust company, provided custodial and/or trustee services for IRAs and other retirement plans administered by the Company. The custodial fees were previously paid to STFC at calendar year-end upon separate invoice to the customer, not the funds. Effective January 1, 2000, U.S. Global Administrators, Inc. (USGA), a wholly owned subsidiary of the Company, began providing qualified plan administration and record keeping services for existing 401(k) clients, which services were previously offered by STFC. The administrative fees were paid to USGA on a quarterly basis by its clients. USGA ceased revenue-generating operations on May 31, 2001. STFC continued to collect its custodial fees through May 31, 2001, at which time a majority of these fees transferred to USGI. Both companies were liquidated during fiscal year 2002.

              The decrease in custodial and administrative fees of approximately $145,000, or 48.1%, for fiscal year 2002 from the previous year was a result of the discontinuation of USGA's 401(k) servicing operations, a decline in the number of custodial accounts administered, and a revenue sharing agreement with the entity USGI contracted to provide custodial services for these accounts. Custodial and administrative fees decreased approximately $180,000, or 37.6%, in fiscal year 2001. This decrease was primarily due to the phasing out of USGA's 401(k) servicing operations. Management made the determination that these supplemental operations were not the Company's core strength and required an excessive amount of capital to reach competitive levels.

              MAILING SERVICES. A&B Mailers, Inc., a wholly owned subsidiary of the Company, provides mail-handling services to various entities. One of A&B Mailers' primary customers is the Company in connection with its efforts to promote the funds. Each service is priced separately.

              The decrease in mailing service fees of approximately $156,000, or 51.7%, for fiscal year 2002 was a result of an adjustment to revenues to properly reflect mailing volumes. The decrease also resulted from overall decreased mailing volumes. This is a result of several trends, including reduced numbers of smaller accounts which require mailings and continued efforts to have shareholders use electronic media such as the website and e-mail as a means of communication. Mailing service fees decreased approximately $66,000, or 17.9%, in fiscal year 2001. This decline was due primarily to reduced mailing activities for USGIF and USGAF as well as outside clients.

              EXPENSES
                (DOLLARS IN THOUSANDS)      2002       2001      % CHANGE      2001       2000      % CHANGE
                                          --------   ---------  --  -------  ---------  -------   --    ------
              Employee compensation and     $ 4,479    $ 4,701       (4.7)%    $ 4,701   $ 4,767        (1.4)%
              benefits
              General and administrative      2,982      4,304      (30.7)%      4,304     4,525        (4.9)%
              Marketing and distribution        393        311       26.4 %        311       695       (55.3)%
              Depreciation and                  165        226      (27.0)%        226       395       (42.8)%
              amortization
              Interest and finance               85        110      (22.7)%        110     113          (2.7)%
                                            -------    -------      -----      -------   -------        ----
              Total                         $ 8,104    $ 9,652      (16.0)%    $ 9,652   $10,495        (8.0)%

              EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits decreased in fiscal year 2002 over fiscal year 2001 by $222,000, or 4.7%, due to continued staff reductions. These reductions were primarily made in the shareholder communications and marketing areas. This was in response to a reduced number of accounts to service, a decline in the activity of existing accounts, and an effort to streamline marketing efforts to reduce overhead. Employee compensation and benefits decreased in fiscal year 2001 over fiscal year 2000 by approximately $66,000, or 1.4%, due to staff reductions implemented during the third and fourth quarters of fiscal year 2001 in response to market downturns and decreased shareholder activity.

              GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by approximately $1.3 million, or 30.7%, in fiscal year 2002 over fiscal year 2001 primarily as a result of a decrease in sub-advisory fees paid for portfolio management of the Bonnel Growth Fund and an overall continued realignment of overhead costs with reduced revenues. General and administrative expenses decreased by approximately $221,000, or 4.9%, in fiscal year 2001 over fiscal year 2000 largely due to a decrease in sub-advisory fees paid for management of the Bonnel Growth Fund and a decrease in travel and training expenses incurred on behalf of company personnel. These decreases were offset by increased professional fees and leasing costs associated with equipment and computers.

              MARKETING AND DISTRIBUTION. Fiscal year 2002 marketing and distribution expenses increased by approximately $82,000, or 26.4%, over fiscal year 2001. The net increase was due to a decreased percentage of marketing costs that were reimbursed by 12b-1 plans adopted by the funds despite an overall reduction in marketing costs. Fiscal year 2001 marketing and distribution expenses decreased by approximately $384,000, or 55.3%, over fiscal year 2000. The net decrease was due to an overall reduction of marketing expenditures as well as an increased percentage of marketing costs that were reimbursed by 12b-1 plans adopted by the funds. The Company expects that marketing and distribution costs for fiscal year 2003 will approximate fiscal year 2002 levels.

              DEPRECIATION AND AMORTIZATION. Depreciation expenses decreased by approximately $61,000, or 27.0%, in fiscal year 2002 from 2001 due to existing assets becoming fully depreciated without being replaced with additional capital purchases. Depreciation expenses decreased by approximately $169,000, or 42.8%, in fiscal year 2001 from fiscal year 2000 due to the Company's decision to lease its computer equipment. As such, fully depreciated assets were replaced by operating leases.

              INTEREST AND FINANCE. Interest and finance charges are incurred primarily from a note payable on the Company's building. The decrease in interest expense of approximately $25,000, or 22.7%, in fiscal year 2002 from fiscal year 2001 and the decrease in interest expense of $3,000, or 2.7%, in fiscal year 2001 from fiscal year 2000 were due to the continued amortization of the note payable as well as the reduction of rates negotiated in fiscal year 2001.


              INCOME TAXES
              Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2002, the Company has net operating losses (NOLs) of approximately $2.8 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $54,000 expiring between fiscal 2004 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. Certain changes in the Company's ownership may result in a limitation on the amount of NOLs that could be utilized under
              Section 382 of the Internal Revenue Code. If certain changes in the Company's ownership occur subsequent to June 30, 2002, there could be an annual limitation on the amount of NOLs that could be utilized.

              A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $684,000 and $547,000 at June 30, 2002, and 2001,
              respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income. The Company increased its valuation allowance due to an overall evaluation of the likelihood that the deferred tax assets will be realized.


              LIQUIDITY AND CAPITAL RESOURCES
              At year end, the Company had net working capital (current assets minus current liabilities) of approximately $2.9 million and a current ratio of 3.3 to 1. With approximately $989,000 in cash and cash equivalents and almost $1.7 million in unencumbered marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $5.6 million, with cash, cash equivalents, and unencumbered marketable securities comprising 21.3% of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses, including debt service.

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

              The table below summarizes the Company's equity price risks as of June 30, 2002, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

                                    FAIR VALUE AT       HYPOTHETICAL      ESTIMATED FAIR         INCREASE
                                                                            VALUE AFTER       (DECREASE) IN
                                                                           HYPOTHETICAL       SHAREHOLDERS'
                                  JUNE 30, 2002 ($)  PERCENTAGE CHANGE   PRICE CHANGE ($)       EQUITY ($)
              ------------------- ------------------ ------------------- ------------------ -------------------
              Trading securities      1,409,474        25% increase           1,761,842           232,563
                                                       25% decrease           1,057,106         (232,563)
              Available-for-sale       853,612         25% increase           1,067,015           140,846
                                                       25% decrease             640,209         (140,846)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              REPORT OF INDEPENDENT ACCOUNTANTS

              To the Board of Directors and Shareholders of U.S. Global Investors, Inc.

              We have audited the accompanying consolidated statements of financial condition of U.S. Global Investors, Inc. and Subsidiaries (Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Global Investors, Inc. and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.



              /s/ Ernst & Young LLP


              Ernst & Young LLP
              Dallas, Texas
              October 9, 2002

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                              ASSETS
                                                                                 JUNE 30,
                                                                           2002          2001
                                                                        ----------    ----------
CURRENT ASSETS
     Cash and cash equivalents                                           $ 988,936    $1,333,922
     Due from brokers                                                       70,871            --
     Trading securities, at fair value                                   1,409,474     1,163,693
     Receivables
         Mutual funds                                                      963,730       773,595
         Employees                                                          78,070        77,774
         Other                                                              32,194       319,055
     Prepaid expenses                                                      279,273       203,565
     Deferred tax asset                                                    365,421       435,949
                                                                        ----------    ----------
         TOTAL CURRENT ASSETS                                            4,187,969     4,307,553
                                                                        ----------    ----------
NET PROPERTY AND EQUIPMENT                                               1,869,990     2,029,899
                                                                        ----------    ----------
OTHER ASSETS
     Restricted investments                                                210,000       225,000
     Long-term deferred tax asset                                          739,154       605,066
     Investment securities available-for-sale, at fair value               853,612       694,870
     Other                                                                  44,296        49,796
                                                                        ----------    ----------
         TOTAL OTHER ASSETS                                              1,847,062     1,574,732
                                                                        ----------    ----------
TOTAL ASSETS                                                            $7,905,021    $7,912,184
                                                                        ==========    ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                    $ 695,693     $ 280,587
     Accrued compensation and related costs                                221,282       224,094
     Current portion of notes payable                                       65,637        69,094
     Current portion of annuity and contractual obligation                   9,758         9,100
     Other accrued expenses                                                264,625       477,886
                                                                        ----------    ----------
         TOTAL CURRENT LIABILITIES                                       1,256,995     1,060,761
                                                                        ----------    ----------
NONCURRENT LIABILITIES
     Notes payable - net of current portion                                955,569     1,013,747
     Annuity and contractual obligations                                   112,398       122,156
                                                                        ----------    ----------
         TOTAL NONCURRENT LIABILITIES                                    1,067,967     1,135,903
                                                                        ----------    ----------
     TOTAL LIABILITIES                                                   2,324,962     2,196,664
                                                                        ----------    ----------
SHAREHOLDERS' EQUITY
     Common stock (class A) -- $0.05 par value; nonvoting;                 315,574       314,974
     authorized 7,000,000 shares; issued, 6,311,474 shares and
     6,299,474 shares at June 30, 2002 and 2001, respectively
     Common stock (class B)  -- $0.05 par value; nonvoting;                     --            --
     authorized 2,250,000 shares; no shares issued

     Common stock (class C)  -- $0.05 par value; voting; authorized         74,840        74,840
     1,750,000 shares; issued, 1,496,800 shares

     Additional paid-in capital                                         10,761,276    10,678,419

     Treasury stock, class A shares at cost; 345,331 and 313,426         (639,407)     (632,261)
     shares at June 30, 2002, and 2001, respectively

     Accumulated other comprehensive loss, net of tax                     (40,651)     (102,364)

     Accumulated deficit                                               (4,891,573)   (4,618,088)
                                                                       -----------   -----------

         TOTAL SHAREHOLDERS' EQUITY                                      5,580,059     5,715,520
                                                                        ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $7,905,021    $7,912,184
                                                                        ==========    ==========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                    YEAR ENDED JUNE 30,
                                                         ----------------------------------------
                                                             2002          2001          2000
                                                         ------------  ------------  ------------
 REVENUE
      Investment advisory fees                            $ 5,095,343   $ 5,497,802   $ 6,505,552
      Transfer agent fees                                   2,417,203     2,682,226     2,933,855
      Custodial and administrative fees                       156,688       302,017       484,441
      Investment income (loss)                              (168,326)       127,395       556,165
      Other                                                   266,606       284,444       432,751
                                                         ------------  ------------  ------------
                                                            7,767,514     8,893,884    10,912,764
                                                         ------------  ------------  ------------
 EXPENSES
      General and administrative                            7,854,241     9,315,982     9,987,166
      Depreciation                                            164,674       226,150       395,452
      Interest                                                 85,384       110,250       112,653
                                                         ------------  ------------  ------------
                                                            8,104,299     9,652,382    10,495,271
                                                         ------------  ------------  ------------
 INCOME (LOSS) BEFORE EQUITY INTEREST AND INCOME TAXES      (336,785)     (758,498)       417,493
                                                         ------------  ------------  ------------
 EQUITY IN NET INCOME OF AFFILIATE
                                                                   --            --        51,739
                                                                   --            --        ------
 INCOME (LOSS) BEFORE INCOME TAXES                          (336,785)     (758,498)       469,232
 PROVISION FOR FEDERAL INCOME TAXES
      Tax (Benefit) Expense                                  (95,351)       36,181        (26,526)
                                                         ------------  ------------  ------------
 NET INCOME (LOSS)                                          (241,434)     (794,679)       495,758
 Other comprehensive income (loss), net of tax:
      Unrealized gains (losses) on available-for-sale          61,713      (50,593)        23,167
      securities
                                                         ------------  ------------  ------------
 COMPREHENSIVE INCOME (LOSS)                              $ (179,721)    $(845,272)     $ 518,925
                                                          ===========    ==========     =========
 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE              $  (0.03)     $  (0.11)      $   0.07
                                                          ===========    ==========     =========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   COMMON   COMMON   ADDITIONAL   ACCUMULATED  TREASURY    ACCUMULATED     TOTAL
                                   STOCK     STOCK                                            OTHER
                                  (CLASS    (CLASS     PAID-IN                            COMPREHENSIVE
                                     A)       C)       CAPITAL      DEFICIT      STOCK    INCOME (LOSS)
                                  --------  -------  -----------  -----------  ---------    --------     ----------
                                  $314,974  $24,840  $10,586,628  $(4,290,436) $(648,830)   $(74,938)    $5,912,238
BALANCE AT JUNE 30, 1999
(6,299,474 SHARES OF CLASS A;
496,800 SHARES OF CLASS C)

Purchase of 25,375 shares of
Common Stock (Class A)                  --       --           --           --   (43,862)           --      (43,862)

Reissuance of 31,054 shares of
Common Stock (Class A)                  --       --      (8,209)           --     55,394           --        47,185

Issuance of 1,000,000 shares of
Common Stock (Class C) to Frank
Holmes as deferred compensation         --   50,000     (50,000)           --         --           --            --

Recognition of current year
portion of deferred compensation        --       --       50,000           --         --           --        50,000

Unrealized gain (loss) on
securities available-for-sale
(net of tax)                            --       --           --           --         --       23,167        23,167

Net Income                              --       --           --      495,758         --           --       495,758
                                  --------  -------  -----------  -----------  ---------    --------     ----------

BALANCE AT JUNE 30, 2000
(6,299,474 SHARES OF CLASS A;
1,496,800 SHARES OF CLASS C)       314,974   74,840   10,578,419  (3,794,678)  (637,298)     (51,771)     6,484,486

Purchase of 71,346 shares of
Common Stock (Class A)                  --       --           --           --   (81,326)           --      (81,326)

Reissuance of 40,270 shares of
Common Stock (Class A)                  --       --           --     (28,731)     86,363           --        57,632

Recognition of current year
portion of deferred compensation        --       --      100,000           --         --           --       100,000

Unrealized gain (loss) on
securities available-for-sale
(net of tax)                            --       --           --           --         --     (50,593)      (50,593)

Net Loss                                --       --           --    (794,679)         --                  (794,679)
                                  --------  -------  -----------  -----------  ---------    --------     ----------

BALANCE AT JUNE 30, 2001
(6,299,474 SHARES OF CLASS A;
1,496,800 SHARES OF CLASS C)       314,974   74,840   10,678,419  (4,618,088)  (632,261)    (102,364)     5,715,520

Purchase of 86,275 shares of            --       --           --           --  (106,482)           --     (106,482)
Common Stock (Class A)

Reissuance of 54,370 shares of
Common Stock (Class A)                  --       --        6,679     (32,051)     99,336           --        73,964

Exercise of 12,000 options for
Common Stock (Class A)                 600       --       26,178           --         --           --        26,778

Recognition of current year
portion of deferred compensation        --       --       50,000           --         --           --        50,000

Unrealized gain (loss) on               --       --           --           --         --       61,713        61,713
securities available-for-sale
(net of tax)

Net Loss                                --       --           --    (241,434)         --           --     (241,434)
                                  --------  -------  -----------  -----------  ---------    --------     ----------

BALANCE AT JUNE 30, 2002
(6,311,474 SHARES OF CLASS A;     $315,574  $74,840  $10,761,276  $(4,891,573) $(639,407)   $(40,651)    $5,580,059
1,496,800 SHARES OF CLASS C)      ========  =======  ===========  ============ ========== ===========    ==========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    YEAR ENDED JUNE 30,
                                                           -------------------------------------
                                                             2002          2001          2000
                                                           ---------     ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                                    $(241,434)    $(794,679)     $ 495,758
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation                                        164,674       226,150       395,452
         Net loss (gain) on sales of securities               48,975     (383,379)     (550,000)
         Loss (gain) on disposal of equipment                     --        97,752       (5,752)
         Provision for deferred taxes                       (95,351)        36,181      (26,526)
         Reserve against impairment of equipment                  --         9,436            --
     Changes in assets and liabilities, impacting
     cash from operations:
         Accounts receivable                                  96,430        56,933      (62,213)
         Prepaid expenses and other                        (126,079)       142,964        46,134
         Trading securities                                 (90,009)     1,018,363       676,746
         Accounts payable and accrued expenses               199,033     (376,866)       286,245
                                                           ---------     ---------     ---------
         Total adjustments                                   197,673       827,534       760,086
                                                           ---------     ---------     ---------
NET CASH (USED IN) PROVIDED BY OPERATIONS                   (43,761)        32,855     1,255,844
                                                           ---------     ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                      (4,765)      (84,493)     (258,644)
     Proceeds on disposal of equipment                            --            --        16,792
     Purchase of available-for-sale securities             (269,985)     (233,310)     (717,652)
     Redemption in equity affiliate                               --            --       100,000
     Proceeds on sale of available-for-sale securities            --       246,269            --
                                                           ---------     ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                      (274,750)      (71,534)     (859,504)
                                                           ---------     ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
     Payments on annuity                                     (9,100)       (8,487)       (7,915)
     Payments on note payable                               (61,635)      (52,121)      (60,092)
     Proceeds from issuance or exercise of stock,            150,742       157,632        47,185
     warrants, and options
     Purchase of treasury stock                            (106,482)      (81,326)      (43,862)
                                                           ---------     ---------     ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (26,475)        15,698      (64,684)
                                                           ---------     ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (344,986)      (22,981)       331,656
BEGINNING CASH AND CASH EQUIVALENTS                        1,333,922     1,356,903     1,025,247
                                                           ---------     ---------     ---------
ENDING CASH AND CASH EQUIVALENTS                             988,936     1,333,922     1,356,903
                                                           =========     =========     =========

SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
     Receipt of trading and available-for-sale                    --            --      $701,478
     securities in liquidation of equity investment

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                  $85,384      $133,250       $89,653

         The accompanying notes are an integral part of this statement.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              NOTE 1. ORGANIZATION

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

              U.S. Global has formed the following companies to provide supplementary services to USGIF and USGAF: United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Brokerage, Inc. (USGB), U.S. Global Administrators, Inc. (USGA), and Security Trust & Financial Company (STFC). USGA and STFC have been liquidated as of fiscal year end.

              The Company has formed a limited liability company, which was incorporated in Guernsey on August 20, 1993. This company, U.S. Global Investors (Guernsey) Limited (USGG), is utilized in conducting the Company's cash management activities.


              NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

              PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, A&B, USGG, and USGB. As of June 30, 2002, STFC and USGA have been liquidated and are no longer included in the consolidated financial statements.

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

              DUE FROM BROKERS. The Company conducts business with various brokers for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with the brokers. The due from brokers balance represents cash balances with these brokers. The Company is subject to credit risk to the extent any broker with which the Company conducts business is unable to deliver cash balances owed the Company. Management monitors the financial condition of the brokers with which the Company conducts business and believes the likelihood of loss under the aforementioned circumstances is remote.

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

              The Company records security transactions on trade date.

              Securities traded on a securities exchange are valued at the last sale price. Securities for which over-the-counter market quotations are available are valued at the mean price between the last price bid and last price asked. Securities for which quotations are not readily available or for which the Company owns a significant portion of shares relative to trading volume are valued at fair value, as determined by the Company's management.

              Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale. For available-for-sale securities with declines in value that are deemed permanent, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings.

              PROPERTY AND EQUIPMENT. Fixed assets are recorded at cost. Depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 31.5 to 40 years.

              The Company expenses insignificant purchases when the assets are aquired. Approximately $85,000 was expensed in fiscal 2002 under this policy. This amount is included in general and administrative expenses on the statement of operations.

              TREASURY STOCK. Treasury stock purchases are accounted for under the cost method. The subsequent issuances of these shares are accounted for based on their weighted-average cost basis.

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

              DIVIDENDS AND INTEREST. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis.

              ADVERTISING. The Company expenses advertising and sales promotion costs as they are incurred. Net advertising and sales promotion expenditures were approximately $373,000, $264,000, and $575,000 in 2002, 2001, and 2000, respectively.

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

              NOTE 3. INVESTMENTS
              The following table summarizes investment activity over the last three fiscal years:

                                                                                  YEAR ENDED JUNE 30,
                                                                           -----------------------------------
                                                                            2002         2001         2000
                                                                           ---------    ---------    ---------
              Realized gains (losses) on sale of securities                $(48,975)     $383,379     $550,000
              Trading securities, at cost                                  2,178,041    1,951,963    1,832,282
              Trading securities, at fair value *                          1,409,474    1,163,693    1,424,120
              Net change in unrealized losses on trading securities           19,703    (379,861)       95,974
              (included in earnings)
              Available-for-sale securities, at cost                         915,204      849,966    1,237,483
              Available-for-sale securities, at fair value *                 853,612      694,870    1,159,042
              Unrealized loss recorded in shareholders' equity (net of      (40,651)    (102,364)     (51,771)
              tax)
              Realized losses on available-for-sale securities deemed         51,887           --           --
              to have other-than-temporary declines in value
              ----------------------
              * These categories of securities are comprised primarily of equity investments, including those investments discussed in footnote
                15 regarding related party transactions.

               A trading security was purchased in fiscal 2002 for approximately $450,000. This security has a contingent payable that must be paid upon liquidation of the security, net of any fees earned. This payable is included in accounts payable in the statement of financial condition. As the security rises or falls in value, the security balance and the payable balance will be marked-to-market appropriately. At June 30, 2002, these balances had been marked-to-market to approximately $581,000. The Company has a fee arrangement for this investment whereby it receives 2% of the initial value of the investment plus 20% of any gains from the sale of the investment, payable at the settlement of the sale. At June 30, 2002, the Company has recorded $27,320 from this fee arrangement in other income on the statement of operations.


              NOTE 4. INVESTMENT MANAGEMENT, TRANSFER AGENT, AND OTHER FEES
              The Company serves as investment adviser to USGIF and USGAF and receives a fee based on a specified percentage of net assets under management. USGAF are sub-advised by outside third-party managers, who are in turn paid out of the investment advisory fees received by the Company. In March 2002, an agreement was reached with one of these sub-advisors whereby $165,000 of sub-advisory fees payable were waived. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts serviced. The Company also provides in-house legal services to USGIF and USGAF for which it is reimbursed. The Company also receives exchange, maintenance, closing, and small account fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

              The Company receives additional revenue from several sources including: custodian revenues, revenues from miscellaneous transfer agency activities including lockbox and printing functions, A&B mailroom operations, management of investments for private investors, as well as gains on marketable securities transactions.

              The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF through June 30, 2003, or such later date as the Company determines. The aggregate amount of fees waived and expenses borne by the Company were $1,530,046, $2,039,360, and $2,125,773 in
              2002, 2001, and 2000, respectively.

              The investment advisory contract and related contracts between the Company and USGIF expire in February 2003, and the contracts between the Company and USGAF expire in May 2003. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.

              NOTE 5. PROPERTY AND EQUIPMENT
              Property and equipment are composed of the following:

                                                          JUNE 30,
                                                  ------------------------
                                                     2002         2001
                                                  -----------  -----------
              Building and land                    $2,271,613   $2,271,613
              Furniture, equipment, and other       2,127,407    2,122,642
                                                  -----------  -----------
                                                    4,399,020    4,394,255
              Accumulated depreciation            (2,529,030)  (2,364,356)
                                                  -----------  -----------
              Net property and equipment           $1,869,990   $2,029,899
                                                  ===========   ===========

              The building and land are pledged as collateral for the financing used to acquire the building.


              NOTE 6. BORROWINGS
              The Company has a note payable to a bank, which is secured by land, an office building, and related improvements. As of June 30, 2002, the balance on the note was $1,021,206. The loan is currently being amortized over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of 6.50%. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company was not in compliance with certain debt covenants but received a waiver from the bank through June 30, 2002.

              Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

              The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable and pledged securities. As of June 30, 2002, this credit facility remained unutilized by the Company.

              Future principal payments to be made over the next four years based on the note payable outstanding at June 30, 2002, are as follows:

                   FISCAL YEAR                            AMOUNT
                      2003                              $   65,637
                      2004                                  70,033
                      2005                                  74,724
                      2006                                 810,812
                                                        ----------
                     Total                              $1,021,206

              NOTE 7. LEASE COMMITMENTS
              The Company has operating leases for computers and equipment that expire between fiscal years 2003 and 2006. Total lease expenses were $222,983, $202,006, and $108,925 in fiscal years 2002, 2001, and 2000, respectively. Future minimum lease payments required under these leases are as follows:

                   FISCAL YEAR                            AMOUNT
                      2003                              $ 171,874
                      2004                                 38,972
                      2005                                  9,036
                      2006                                  3,012
                      2007                                     --
                                                        ---------
                      Total                             $ 222,894

              NOTE 8. ANNUITY AND CONTRACTUAL OBLIGATIONS
              On February 6, 1989, the Company entered into an agreement with Clark Aylsworth (Aylsworth) related to his retirement on December 31, 1988. This agreement provided for the payment to Aylsworth of a monthly annuity of $1,500 for the remainder of his life or his wife's life, if he predeceases her. The Company has recorded an obligation related to this agreement.

              On December 30, 1990, the Company entered into a noncompete/noninterference agreement, an executory contract, pursuant to which it pays the Aylsworths $4,500 monthly, such amount to continue for the longer of Aylsworth's or his wife's life. The Company determined that the executory contract should be expensed as payments are made. The Company placed cash in escrow to cover the Company's obligation to the Aylsworths if the Company defaults. The escrowed amount decreases $15,000 annually and the balance was $210,000 at June 30, 2002, which is disclosed on the statement of financial condition as restricted investments.


              NOTE 9. BENEFIT PLANS
              The Company has a contributory profit sharing plan, which includes all qualified employees who have completed six months of employment with the Company as of calendar quarter-end. The amount of the annual contribution, which may not exceed 15% of earnings before income taxes, is approved by the Company's board of directors. The Company has neither accrued nor paid a contribution for fiscal years 2002, 2001, and 2000.

              The Company also has a savings and investment plan qualified under
              Section 401(k) of the Internal Revenue Code, which it merged with the profit sharing plan effective January 1, 2002. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 50% of their contribution up to 2% of compensation. The Company has recorded expenses related to the 401(k) plan of $48,760, $37,477, and $48,743 for fiscal years
              2002, 2001, and 2000, respectively.

              The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies, which essentially all such employees accepted. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their children's education. The Company match, reflected in base salary expense, aggregated in all programs to $52,692, $67,485, and $53,417 in fiscal years 2002, 2001, and 2000, respectively.

              Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company's estimate of claims incurred but not paid at June 30, 2002.


              NOTE 10. SHAREHOLDERS' EQUITY
              In March 1985, the board of directors adopted an Incentive Stock Option Plan (1985 Plan), amended in November 1989 and December 1991, which provides for the granting of options to purchase 200,000 shares of the Company's class A common stock, at or above fair market value, to certain executives and key salaried employees of the Company and its subsidiaries. Options under the 1985 Plan may be granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company's stock and up to ten years for other employees. Options issued under the 1985 Plan vest six months from the grant date or 20% on the first, second, third, fourth and fifth anniversaries of the grant date. Since adoption of the 1985 plan, options have been granted at prices ranging from $1.50 to $4.50 per share, which equaled or exceeded the fair market value at date of grant. As of June 30, 2002, options covering 88,000 shares have been exercised, and options covering 112,000 shares have expired. The 1985 plan expired December 31, 1994; consequently, there will be no further option grants under the 1985 plan.

              In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan), amended in December 1991, which provides for the granting of options to purchase 800,000 shares of the Company's class A common stock to directors, officers, and employees of the Company and its subsidiaries. Since adoption of the 1989 Plan, options have been granted at prices ranging from $1.50 to $5.69 per share, which equaled or exceeded the fair market value at date of grant. During fiscal year 2000, options covering 22,000 shares were granted at an exercise price of $1.50 per share. Options issued under the 1989 Plan vest six months from the grant date or 20% on the first, second, third, fourth and fifth anniversaries of the grant date. As of June 30, 2002, options covering 403,000 shares have been exercised under this plan, and options covering 422,200 shares have expired.

              In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 200,000 shares of the Company's class A common stock to directors, officers, and employees of the Company and its subsidiaries. During fiscal year 2000, options covering 72,000 shares were granted at an exercise price of $1.50 per share. As of June 30, 2002, options covering 8,000 shares have been exercised under this plan, and options covering 107,000 shares have expired.

              During fiscal year 1999, the Board of Directors of the Company approved the issuance of 1,000,000 shares of class C common stock to Frank Holmes in exchange for services and cancellation of the option to purchase 400,000 shares of class C common stock held by Mr. Holmes and the cancellation of warrants to purchase 586,122 shares of class C common stock held by Mr. Holmes and F.E. Holmes Organization, Inc. The 1,000,000 shares vest over a ten-year period beginning July 1, 1998, and will vest fully on June 30, 2008, or in the event of Mr. Holmes' death, and were valued at $.50 per share for compensation purposes. The agreement was executed on August 10, 1999. At June 30, 2002, the unvested balance of this deferred compensation arrangement is $350,0000 and is included on the statement of financial condition as a contra account to additional paid-in capital.

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

              The holders of the class A stock have a liquidation preference equal to the par value of $.05 per share. Stock option transactions under the various stock option plans are summarized below:

                                                  SHARES        WEIGHTED
                                                                 AVERAGE
                                                                EXERCISE
                                                                PRICE ($)
                                               ----------       --------
              OUTSTANDING JUNE 30, 1999           952,800         2.40
                   Granted                         94,000         1.50
                   Canceled                       666,000         2.40
                   Exercised                           --          --
                                               ----------
              OUTSTANDING JUNE 30, 2000           380,800         2.16
                   Granted                             --          --
                   Canceled                        39,000         1.58
                   Exercised                           --          --
                                               ----------
              OUTSTANDING JUNE 30, 2001           341,800         2.23
                   Granted                             --          --
                   Canceled                       150,300         2.62
                   Exercised                       12,000         1.92
                                               ----------
              OUTSTANDING JUNE 30, 2002           179,500         1.92
                                               ==========

              As of June 30, 2002, 2001, and 2000, exercisable stock options totaled 144,100, 293,000, and 295,700 shares and had weighted average exercise prices of $2.02, $2.35, and $2.35 per share, respectively.

              The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, the Company has not recognized compensation expense for its stock options granted subsequent to December 15, 1994, the effective date of the Statement. Had compensation expense for the Company's stock options granted after issuance of SFAS 123 been determined based on the fair value at the grant dates consistent with the methodology of SFAS 123, such compensation expense, net of tax benefit, would have been $6,326, $7,670, and $1,227 in fiscal years 2002, 2001, and 2000, respectively, and the pro forma net income and income per share would have been as follows:

                                                 FISCAL YEAR ENDED JUNE 30,
                                             ----------------------------------
                                                2002         2001        2000
                                             ---------    ---------    --------
              Pro forma net income (loss)    $(247,760)   $(802,349)   $494,531
              Pro forma income (loss) per
                share - basic and diluted       $(0.03)      $(0.11)      $0.07


              The weighted average fair value of options granted during the fiscal year ended June 30, 2000 was $0.81. Due to vesting requirements, the pro forma effect of this grant was not reflected until fiscal year 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 FISCAL YEAR ENDED JUNE 30,
                                     -------------------------------------------
                                         2002            2001            2000
                                     -----------     -----------     -----------
              Expected volatility    0.42 - 0.55     0.42 - 0.55     0.42 - 0.55
              Expected dividend
                yield                        --              --              --
              Expected life (term)       8 years         8 years         8 years
              Risk-free interest
                rate               5.07% - 6.16%   5.07% - 6.16%   4.41% - 6.16%



              Class A common stock options outstanding and exercisable at June 30, 2002, were as follows:

                                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE

                                       WEIGHTED                              WEIGHTED                 WEIGHTED
                            DATE OF    AVERAGE                   REMAINING    AVERAGE                  AVERAGE
                            OPTION      OPTION       NUMBER       LIFE IN     OPTION       NUMBER      OPTION
                             GRANT    PRICE ($)   OUTSTANDING      YEARS     PRICE ($)  EXERCISABLE   PRICE ($)

              1985 PLAN    12/15/94      2.63          2,500       2.45        2.63        2,500        2.63
              CLASS A

              1989 PLAN    05/16/94      4.75          2,000       1.87        4.75        2,000        4.75
              CLASS A

                           09/05/95      2.63          4,500       3.18        2.63        4,500        2.63
                           05/24/96      3.06         10,000       3.90        3.06       10,000        3.06
                           06/04/97      2.00         20,000       4.93        2.00       30,000        2.00
                           06/04/97      2.00         30,000       5.93        2.00       20,000        2.00
                           12/03/99      1.50         15,000       7.42        1.50        6,000        1.50
                                         ----         ------       ----        ----        -----        ----
                                      1.50 - 4.75     51,500       3.27        2.22       42,500        2.38



              1997 PLAN    06/04/97      1.82         31,500       4.93        1.82       31,500        1.82
              CLASS A

                           06/04/97      2.00         50,000       4.93        2.00       50,000        2.00
                           12/03/99      1.50         44,000       7.42        1.50       17,600        1.50
                                         ----         ------       ----        ----        -----        ----
                                      1.50 - 2.00    125,500       5.80        1.78       99,100        1.85

              ALL PLANS    12/91      1.50 - 4.75    179,500       5.03        1.92      144,100        2.02
                           through    ===========    =======       ====        ====      =======        ====
                           12/99

              During the fiscal years ended June 30, 2002 and 2001, the Company purchased 86,275 and 71,346 shares, respectively, of its class A common stock at an average price of $1.23 and $1.14, per share, respectively.


              NOTE 11. INCOME TAXES The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

                                                                     YEAR ENDED JUNE 30,
                                                              -----------------------------------
                                                               2002         2001         2000
                                                              ---------     --------    ---------
              Tax expense (benefit) at statutory rate        $(114,507)   $(257,889)    $ 159,539
              Nondeductible membership dues                      14,754       10,788       11,379
              Nondeductible meals and entertainment              14,242       18,758       27,813
              Change in valuation allowance                     137,928      253,966    (258,095)
              Other                                           (147,768)       10,558       32,838
                                                              ---------     --------    ---------
                                                              $(95,351)     $ 36,181    $(26,526)
                                                              =========     ========    =========

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred total assets and liabilities are as follows:

                                                                                         YEAR ENDED JUNE 30,
                                                                                       -----------------------
                                                                                         2002         2001
                                                                                       ----------     --------
              BOOK/TAX DIFFERENCES IN THE BALANCE SHEET
                   Trading securities                                                   $ 306,110    $ 268,012
                   Accumulated depreciation                                                31,930           --
                   Accrued expenses                                                        59,311      115,202
                   Available-for-sale securities                                           20,942       52,733
                   Reduction in cost basis of available-for-sale securities               195,107      177,466
                   Annuity obligations                                                     41,533       44,627
                                                                                       ----------     --------
                                                                                          654,933      658,040


              TAX CARRYOVERS
                   Net operating loss (NOL) carryover                                     941,357      699,061
                   Charitable contributions carryover                                      18,545       78,363
                   Investment tax credit                                                   34,472       34,472
                   Alternative minimum tax credits                                        139,729      139,729
                                                                                      -----------  -----------
                                                                                        1,134,103      951,625
                                                                                       ----------     --------
              TOTAL GROSS DEFERRED TAX ASSET                                            1,789,036    1,609,665
                                                                                       ----------     --------
              BOOK/TAX DIFFERENCES IN THE BALANCE SHEET
                   Accumulated depreciation                                                    --     (22,117)
                   Unrealized loss on available-for-sale securities                      (20,942)     (52,733)
                                                                                       ----------     --------
              TOTAL GROSS DEFERRED TAX LIABILITY                                         (20,942)     (74,850)
                                                                                       ----------     --------
              DEFERRED TAX ASSET                                                        1,768,094    1,534,815
              VALUATION ALLOWANCE                                                       (684,461)    (546,533)
                                                                                       ----------     --------
              NET DEFERRED TAX ASSET                                                   $1,083,633     $988,282
                                                                                       ==========     ========

              For federal income tax purposes at June 30, 2002, the Company has NOLs of approximately $2.8 million, which will begin expiring between fiscal 2005 and 2011, charitable contribution carryovers of approximately $54,000 expiring between 2004 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of NOLs that could be utilized.

              A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of $684,461 and $546,533 June 30, 2002 and 2001, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income. The Company increased its valuation allowance due to an overall evaluation of the likelihood that the deferred tax assets will be realized.


              NOTE 12. EARNINGS PER SHARE The following table sets forth the computation for basic and diluted earnings per share (EPS):

                                                                                YEAR ENDED JUNE 30,
                                                                         -------------------------------------
                                                                          2002          2001          2000
                                                                         --------       --------       -------
              BASIC AND DILUTED NET INCOME (LOSS)                       $(241,434)     $(794,679)    $ 495,758

              WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
                   Basic                                                 7,456,181      7,524,913    7,408,821
              EFFECT OF DILUTIVE SECURITIES
                   Employee stock options                                       --             --        2,278
                                                                         --------       --------       -------
                   Diluted                                               7,456,181      7,524,913    7,411,099
                                                                         =========      =========      =======
              EARNINGS (LOSS) PER SHARE
                   Basic                                                 $  (0.03)      $  (0.11)      $  0.07
                                                                         =========      =========      =======
                   Diluted                                               $  (0.03)      $  (0.11)      $  0.07
                                                                         =========      =========      =======

              The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2002, 2001, and 2000, options for 179,500, 341,800, and 296,800 shares, respectively, were excluded from diluted EPS.


              NOTE 13. COMPREHENSIVE INCOME (LOSS)
              The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

                                                                                        TAX
                                                                       BEFORE-TAX   (EXPENSE) OR   NET-OF-TAX
                                                                         AMOUNT      BENEFIT ($)    AMOUNT ($)
              JUNE 30, 2002
                   Unrealized gains (losses) on                          $ 93,504    $ (31,791)       $ 61,713
                                                                         --------    ----------       --------
                   available-for-sale securities
                   Other comprehensive income (loss)                     $ 93,504    $ (31,791)       $ 61,713
                                                                         ========    ==========       ========

              JUNE 30, 2001
                   Unrealized gains (losses) on                         $(76,656)       $26,063      $(50,593)
                                                                        ---------       -------      ---------
                   available-for-sale securities
                   Other comprehensive income (loss)                    $(76,656)       $26,063      $(50,593)
                                                                        =========       =======      =========
              JUNE 30, 2000
                   Unrealized gains (losses) on                          $ 35,101    $ (11,934)       $ 23,167
                                                                         --------    ----------       --------
                   available-for-sale securities
                   Other comprehensive income (loss)                     $ 35,101    $ (11,934)       $ 23,167
                                                                         ========    ==========       ========


              NOTE 14. FINANCIAL INFORMATION BY BUSINESS SEGMENT
              The Company operates principally in two business segments:
              providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following details total revenues and income (loss) by business segment:

                                                                      INVESTMENT     CORPORATE      CONSOLI-
                                                                      MANAGEMENT    INVESTMENT       DATED
                                                                     SERVICES ($)       ($)           ($)

              YEAR ENDED JUNE 30, 2002
                   Net revenues                                         7,975,056     (207,542)     7,767,514
                                                                        =========     ========      =========
                   Net income (loss) before income taxes                (128,643)     (208,142)     (336,785)
                                                                        =========     ========      =========
                   Depreciation and amortization                          164,674           --        164,674
                                                                        =========     ========      =========
                   Interest expense                                       84,810           574         85,384
                                                                        =========     ========      =========
                   Capital expenditures                                     4,765           --          4,765
                                                                        =========     ========      =========
                   Gross identifiable assets at June 30, 2002           4,496,709    2,263,086      6,759,795
                       Deferred tax asset                                                           1,104,575
                       Accumulated other comprehensive loss
                                                                                                       40,651
                                                                                                    ---------
                   Consolidated total assets at June 30, 2002                                       7,905,021
                                                                                                   ==========

              YEAR ENDED JUNE 30, 2001
                   Net revenues                                         8,881,776       12,108      8,893,884
                                                                        =========     ========      =========
                   Net income (loss) before income taxes                (742,801)     (15,697)      (758,498)
                                                                        =========     ========      =========
                   Depreciation and amortization                          226,150           --        226,150
                                                                        =========     ========      =========
                   Interest expense                                       109,995          255       110,250
                                                                        =========     ========      =========
                   Capital expenditures                                    84,493           --         84,493
                                                                        =========     ========      =========
                   Gross identifiable assets at June 30, 2001           4,910,242    1,858,563      6,768,805
                       Deferred tax asset                                                           1,041,015
                       Accumulated other comprehensive loss
                                                                                                      102,364
                   Consolidated total assets at June 30, 2001                                       ---------
                                                                                                    7,912,184
                                                                                                    =========



              YEAR ENDED JUNE 30, 2000
                   Net revenues                                        10,458,738      454,026     10,912,764
                                                                        =========     ========      =========
                   Income (loss) before income taxes and equity          (36,533)      454,026        417,493
                   interest
                       Equity in net loss of affiliate
                                                                               --       51,739         51,739


                   Net income (loss) before income taxes                 (36,533)      505,765        469,232
                                                                        =========     ========      =========
                   Depreciation and amortization                          395,452           --        395,452
                                                                        =========     ========      =========
                   Interest expense                                       111,757          896        112,653
                                                                        =========     ========      =========
                   Capital expenditures                                   247,421           --        247,421
                                                                        =========     ========      =========
                   Gross identifiable assets at June 30, 2000           6,700,188    1,315,532      8,015,720
                       Deferred tax asset                                                           1,051,133
                       Accumulated other comprehensive loss                                            51,771
                                                                                                    ---------
                   Consolidated total assets at June 30, 2000                                       9,118,624
                                                                                                    =========

              NOTE 15. RELATED PARTY TRANSACTIONS
              In addition to the Company's receivable from USGIF and USGAF relating to investment management, transfer agent, and other fees, the Company had $969,087 and $1,303,789 invested in USGIF money market mutual funds at June 30, 2002 and 2001, respectively. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.

              Frank Holmes, a director and CEO of the Company, has served as an independent director of Franc-Or Resources beginning in June 2000 and chairman of Consolidated Fortress Resources in November 2000. He also served as an independent director for Broadband Collaborative Solutions, a private company, since May 2000 but had resigned his directorship prior to June 30, 2002. The Company owns a position in Franc-Or Resources at June 30, 2002, with an estimated fair value of $304,900, recorded as a trading security on the statement of financial condition. The Company also owns positions in Consolidated Fortress Resources and Broadband Collaborative Solutions at June 30, 2002, with estimated fair values of $23,067 and $469,748, respectively, recorded as investment securities available-for-sale on the statement of financial condition. Mr. Holmes personally owns 100,000 shares of Broadband Collaborative Solutions at June 30, 2002.

               Mr. Holmes had advances at June 30, 2002 of $76,651, and this amount has been repaid from bonuses paid to Mr. Holmes after June 30, 2002. Additionally, Mr. Holmes had an outstanding payable of $43,567.

              During fiscal year 2002, J. Stephen Penner, a former director of the Company who resigned during fiscal year 2002, exercised options for 10,000 shares of Class A stock at $2.00 per share.


              NOTE 16. RECEIVABLE ADJUSTMENTS
              In fiscal year 2001, the Company paid $182,115 for losses from shareholder activity incurred by USGIF in previous years. Management consulted with its insurance carrier and determined that it was probable that this sum could be claimed against the Company's insurance policy. The deductible on this policy was $25,000, which amount was expensed in fiscal 2000. The balance of approximately $157,000 was booked as a receivable at June 30, 2001. In fiscal year 2002, discussions with the insurance carrier indicated that the possibility of recovery was not likely, and as such, the entire receivable balance was expensed. Any subsequent collections on this claim will result in a reversal of this expense to the extent of collection.

              During fiscal 2002, an adjustment was made to the billing practices related to the Company's mail services. As a result, an overall reduction of $104,000 was applied to mail service revenues and related receivables in order to reflect billing volumes properly.

              NOTE 17. CONTINGENCIES

              The Company has been named as one of several defendants in a civil law suit filed in New York. Management consulted with legal counsel and determined that the Company has strong merits for either having the case dismissed or obtaining a favorable ruling. In addition, the Company has filed a claim against its insurance policy, and the carrier has agreed to coverage of this claim. Legal expenses associated with this lawsuit have been expensed as incurred. As the insurance carrier makes reimbursements on the charges, these expenses are reversed. The Company received $66,000 in reimbursements from its insurance carrier during fiscal year 2002. These amounts were recorded as a reduction in general and administrative expenses on the statement of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Within twenty-four months prior to the date of the Company's most recent financial statement, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles or practices or financial statement disclosure has been filed with the Commission.

                                     [Graphic: U.S. Global Investors, Inc. Logo]

            PART III OF ANNUAL REPORT ON FORM 10-K


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

              The directors and executive officers of the Company are as follows:

                       NAME            AGE                                  POSITION
              Frank E. Holmes          47    Chairman of the Board of Directors and Chief Executive Officer of the
                                             Company since October 1989, and Chief Investment Officer since June
                                             1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has also served as
                                             Director of 71316 Ontario, Inc. since April 1987. Director,
                                             President, and Secretary of F.E. Holmes Organization, Inc. since July
                                             1978. Director of USACI since February 1995, Director, and President from February 1995 to June 1997. Mr. Holmes has served as director of
                                             Franc-Or Resources Corporation since June 2000 and Consolidated
                                             Fortress since November 2000.

              Jerold H. Rubinstein     64    Director of the Company since October 1989. Chief Executive Officer and founder of Music Imaging & Media, Inc. from July 2002 to present.
                                             Chairman of Musicplex, Inc. from September 1999 to June 2002.
                                             Chairman and Chief Executive Officer of Xtra Music from July 1997 to
                                             May 2000. Chairman of the Board of Directors and Chief Executive
                                             Officer of DMX Inc. from May 1986 to July 1997.

              Roy D. Terracina         56    Director of the Company since December 1994 and Vice Chairman of the
                                             Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., an investment company, since January 1994.

              Thomas F. Lydon, Jr.     42    Director of the Company since June 1997. Chairman of the Board and
                                             President of Global Trends Investments since April 1996. President,
                                             Vice President and Account Manager with Fabian Financial Services,
                                             Inc. from April 1984 to March 1996. Member of the Advisory Board for
                                             Schwab Institutional from 1989 to 1991 and from 1995 to 1996. Member of the Advisory Board of Rydex Series Trust since January 1999. Fund
                                             Relations Chair for SAAFTI since 1994.

              Susan B. McGee           43    President of the Company since February 1998, General Counsel since
                                             March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

              Tracy Peterson           30    Chief Financial Officer of the Company since January 2002. Since
                                             1997, Mr. Peterson has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.


              None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

              The members of the board of directors are elected for one-year terms or until their successors are elected and qualified. The board of directors appoints the executive officers of the Company. The Company's Executive Compensation Committee consists of Messrs. Holmes, Lydon, Rubinstein, and Terracina. The Company's Audit Committee consists of Messrs. Rubinstein and Terracina. The Stock Option Committee consists of Mr. Rubinstein. The Company does not have a Nominating Committee.

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

              To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2002, all Section 16(a) filing requirements applicable to its directors, officers, and more than 10% beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

              The Company has intentionally omitted columns (h) and (i) as they are not applicable.

              Includes amounts identified for 401(k) contributions (calculable through the end of June 30, 2002, fiscal year) and amounts for Company savings plans (calculable through the end of the June 30, 2002, fiscal year).

                                       ANNUAL COMPENSATION                                   LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
              ----------------------------------------------------------------------- -------------------------
                         (A)               (B)      (C)         (D)          (E)          (F)          (G)
              --------------------------- ------ ----------- ----------- ------------ ------------ ------------
                       NAME AND           YEAR   SALARY ($)  BONUS ($)      OTHER     RESTRICTED    NUMBER OF
                  PRINCIPAL POSITION                                       ANNUAL        STOCK       OPTIONS/
                    DURING FY 2002                                         COMPEN-     AWARDS ($)    SARS (2)
                                                                         SATION (1)
                                                                             ($)
              --------------------------- ------ ----------- ----------- ------------ ------------ ------------
              Frank E. Holmes              2002     318,280     103,715    68,106(3)      50,000 (4)        --
              Chairman, Chief Executive    2001     318,280     141,918       64,817      100,000 (4)       --
              Officer                      2000     318,280      58,602       48,640      50,000 (4)        --
              --------------------------- ------ ----------- ----------- ------------ ------------ ------------
              Susan B. McGee               2002     151,610      49,536           --        5,300           --
              President, General Counsel   2001     139,054      46,867           --           --           --
                                           2000     135,886      55,857           --           --       15,000

              (1) The Company believes that the aggregate amounts of such omitted personal benefits do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported in columns (c) and (d) for the named executive officers.

              (2) All options pertain to Company class A common stock

              (3) Includes trustee fees of $38,200 paid by the Company.

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

              PROFIT SHARING PLAN AND 401(K) PLAN
              In June 1983, the Company adopted a profit sharing plan in which all qualified employees who have completed one year of employment with the Company are included. Subject to board action, the Company may contribute up to 15% of its net income before taxes during each fiscal year, limited to 15% of qualifying salaries, to a profit sharing plan, the beneficiaries of which are the eligible employees of the Company. The Company's contribution to the plan is then apportioned to each employee's account in the plan in an amount equal to the percentage of the total basic compensation paid to all eligible employees, which each employee's individual basic compensation represents. For the fiscal year ended June 30, 2002, the Company did not contribute to the profit sharing plan.

              The Company adopted a 401(k) plan in October 1990 for the benefit of all employees. The Company will match a certain percentage of a participating employee's pay deferment. The Company contributes to participants' accounts at the same time that the employee's pay deferral is made. Effective January 1, 2002, the profit sharing plan and 401(k) plan were merged to provide a more efficient manner of administration. There were no other material changes in plan.


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


              STOCK OPTION PLANS
              In March 1985, the board of directors of the Company adopted an Incentive Stock Option Plan (1985 Plan), giving certain executives and key salaried employees of the Company and its subsidiaries options to purchase shares of the Company's class A common stock. The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991, it was amended to provide provisions to cause the plan and future grants under the plan to qualify under the Securities Exchange Act of 1934 (1934 Act) Rule 16b-3. As of June 30, 2002, under this plan, 202,500 options were granted, 88,000 options had been exercised, 112,000 options had expired, and 2,500 options remained outstanding. The 1985 Plan, as amended, terminated on December 31, 1994.

              In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 2002, there were no grants. As of June 30, 2002, under this amended plan, 876,700 options had been granted, 403,000 options had been exercised, 422,200 options had expired, and 51,500 options remained outstanding.

              In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of the Company's class A common stock to directors, officers, and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by a committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 2002, there were no options granted. As of June 30, 2002, 240,500 options had been granted; 8,000 shares had been exercised; 107,000 options had expired; 125,500 options remained outstanding.

              Shares available for stock option grants under the 1989 Plan and the 1997 Plan aggregate to approximately 345,500 and 66,500 shares, respectively, on September 20, 2002.

              The following table shows, as to each officer of the Company listed in the cash compensation table, grants of stock options and freestanding stock appreciation rights made during the last fiscal year.

                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
              -------------------------------------------------------------------------------------------------
                                            INDIVIDUAL GRANTS                                    POTENTIAL
                                                                                              REALIZED VALUE
                                                                                                AT ASSUMED
                                                                                               ANNUAL RATES
                                                                                              OF STOCK PRICE
                                                                                               APPRECIATION
                                                                                                FOR OPTION
                                                                                                   TERM
              ------------------------------------------------------------------------------ ------------------
                     (A)               (B)              (C)            (D)          (E)        (F)      (G)
              ------------------- --------------- ---------------- ------------- ----------- -------- ---------
                                    NUMBER OF       % OF TOTAL
                                    SECURITIES     OPTIONS/SARS     EXERCISE OF
                     NAME           UNDERLYING      GRANTED TO      BASE PRICE   EXPIRATION  5% ($)   10% ($)
                                   OPTIONS/SARS    EMPLOYEES IN       ($/SH)        DATE
                                     GRANTED        FISCAL YEAR
              ------------------- --------------- ---------------- ------------- ----------- -------- ---------
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

                       (A)                   (B)             (C)              (D)                  (E)
              ----------------------- ------------------ ------------- ------------------- --------------------
                                                                           NUMBER OF            VALUE OF
                                                                           SECURITIES
                                                                           UNDERLYING          UNEXERCISED
                                                                          UNEXERCISED         IN-THE-MONEY
                                                                          OPTIONS/SARS        OPTIONS/SARS
                                                                           AT FY END          AT FY END (%)
              -------------------------------------------------------- ------------------- --------------------
                       NAME               NUMBER OF         VALUE         EXERCISABLE/        EXERCISABLE/
                                           SHARES          REALIZED      UNEXERCISABLE        UNEXERCISABLE
                                         ACQUIRED ON
                                          EXERCISE
              ----------------------- ------------------ ------------- ------------------- --------------------
              Frank E. Holmes                 0               0                   1,000/0         $0/$0
              Susan B. McGee                  0               0                  51,000/0         $0/$0

              COMPENSATION OF DIRECTORS

              The Company may grant nonemployee directors options under the Company's 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $3,000 in any quarter paid in advance. During the fiscal year ended June 30, 2002, the nonemployee directors each received cash compensation of $12,000. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors.


              REPORT ON EXECUTIVE COMPENSATION

              The board appointed Messrs. Holmes, Terracina, and Rubinstein as members of the Executive Compensation Committee during fiscal year 1997, and they continue to serve on the committee. The board appointed Mr. Lydon to the Executive Compensation Committee during fiscal year 2002. There are no compensation committee interlocks to report. Mr. Holmes served as an employee and officer of the Company. The board of directors reviews Mr. Holmes' compensation annually to determine an acceptable base compensation, reflecting an amount competitive with industry peers and taking into account the relative cost of living in San Antonio, Texas. The board of directors also reviews Mr. Holmes' performance in managing the Company's securities portfolio with respect to which he is paid a cash bonus, which bonus is paid periodically throughout the year. During fiscal year 1999, Mr. Holmes, in addition to his other duties, became the Company's chief investment officer responsible for supervising management of clients' portfolios. In August 1999, in part to compensate him for these efforts and upon cancellation of Mr. Holmes' warrants and option to acquire 986,122 shares of class C common stock, the board approved the issuance of 1,000,000 shares of class C common stock to Mr. Holmes to be vested over a ten-year period beginning with fiscal year 1998, with an annual compensation value of $50,000. Mr. Holmes will be fully vested on June 30, 2008.

              The base pay of the executives is relatively fixed, but the executive has the opportunity to increase his/her compensation by participating directly in retirement and savings programs whereby the Company will contribute amounts relative to the executive's contribution.

              The Company has utilized option grants under the 1985 Plan, the 1989 Plan, and the 1997 Plan to induce qualified individuals to join the Company with a base pay consistent with the foregoing, thereby providing the individual with an opportunity to benefit if there is significant Company growth. Similarly, options have been utilized to reward existing employees for long and faithful service and to encourage them to stay with the Company. Mr. Rubinstein is the sole member of the Stock Option Committee of the board of directors. This committee acts upon recommendations of the Chief Executive Officer.


              COMPANY PERFORMANCE PRESENTATION

              [GRAPHIC: Graph plotted from data points in following chart]

                                S&P 500       RUSSELL       FT GOLD    U.S.
                                TOTAL         2000          MINES      GLOBAL
                                RETURN        TOTAL         INDEX      INVESTORS
                                INDEX         RETURN        (PRICE     CLASS
                                              INDEX         RETURN     A
                                                            ONLY)
                                ------        ------        ------     ------
               6/30/1997        10,000        10,000        10,000     10,000
               7/31/1997        10,796        10,465        10,153     11,875
               8/31/1997        10,191        10,705        10,137     12,188
               9/30/1997        10,749        11,488        10,949     10,938
              10/31/1997        10,390        10,984         8,914     10,938
              11/30/1997        10,871        10,913         7,019     11,250
              12/31/1997        11,058        11,104         7,598      9,375
               1/31/1998        11,180        10,928         8,026     10,000
               2/28/1998        11,986        11,736         7,733     11,875
               3/31/1998        12,600        12,220         8,221     13,125
               4/30/1998        12,727        12,288         9,322     12,813
               5/31/1998        12,508        11,626         7,805     11,250
               6/30/1998        13,016        11,651         7,135     10,000
               7/31/1998        12,878        10,708         6,466      8,125
               8/31/1998        11,016         8,628         5,037      7,188
               9/30/1998        11,722         9,304         7,904      7,813
              10/31/1998        12,675         9,683         7,992      6,563
              11/30/1998        13,443        10,190         7,575      7,813
              12/31/1998        14,218        10,821         6,709      7,813
               1/31/1999        14,812        10,965         6,692      8,125
               2/28/1999        14,352        10,077         6,256     10,313
               3/31/1999        14,926        10,234         6,239      7,500
               4/30/1999        15,504        11,151         7,309      6,875
               5/31/1999        15,138        11,314         5,947      7,188
               6/30/1999        15,978        11,826         6,354      6,250
               7/31/1999        15,479        11,501         6,064      6,875
               8/31/1999        15,403        11,075         6,447      7,188
               9/30/1999        14,981        11,078         8,108      7,500
              10/31/1999        15,928        11,123         7,034      8,125
              11/30/1999        16,252        11,787         6,721      7,500
              12/31/1999        17,209        13,121         6,665      7,500
               1/31/2000        16,345        12,910         5,882      8,125
               2/29/2000        16,035        15,042         6,067     10,938
               3/31/2000        17,604        14,051         5,612      8,125
               4/30/2000        17,075        13,205         5,430      7,500
               5/31/2000        16,724        12,435         5,594      8,438
               6/30/2000        17,137        13,519         5,797      8,750
               7/31/2000        16,869        13,085         5,232      8,438
               8/31/2000        17,916        14,083         5,297      7,813
               9/30/2000        16,971        13,669         5,016      7,500
              10/31/2000        16,899        13,059         4,252      7,032
              11/30/2000        15,566        11,718         4,485      5,625
              12/31/2000        15,643        12,725         4,908      5,313
               1/31/2001        16,198        13,387         4,792      5,625
               2/28/2001        14,721        12,509         5,132      6,094
               3/31/2001        13,788        11,897         4,627      5,938
               4/30/2001        14,860        12,828         5,394      5,750
               5/31/2001        14,959        13,143         5,579      5,250
               6/30/2001        14,595        13,597         5,574      5,350
               7/31/2001        14,451        12,861         5,441      5,250
               8/31/2001        13,547        12,445         5,789      5,000
               9/30/2001        12,453        10,770         6,315      4,500
              10/31/2001        12,690        11,400         6,040      4,750
              11/30/2001        13,664        12,283         5,798      4,850
              12/31/2001        13,783        13,041         6,021      5,250
               1/31/2002        13,582        12,905         6,881      5,350
               2/28/2002        13,320        12,552         7,564      5,900
               3/31/2002        13,821        13,561         8,340      9,000
               4/30/2002        12,983        13,684         8,895     10,750
               5/31/2002        12,888        13,077        10,192     11,945
               6/30/2002        11,970        12,428         8,730     10,000

              The graph above compares the cumulative total return for the Company's class A common stock to the cumulative total return for the Financial Times Gold Mines Index (without dividend reinvestment), S&P 500 Composite Index, and Russell 2000 Index for the Company's last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 1997, and that all dividends are reinvested. Due to the branding of and leverage in cash flows from the Company's gold products, the Company's shares appear to highly correlate with the Financial Times Gold Mines Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

              CLASS C COMMON STOCK (VOTING STOCK)
              On October 7, 2002, there were 1,496,800 shares of the Company's class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

              NAME AND ADDRESS OF BENEFICIAL OWNER       CLASS C COMMON       PERCENT OF
                                                             SHARES
                                                          BENEFICIALLY
                                                              OWNED            CLASS (%)
              ---------------------------------------- -------------------- ----------------
              Frank E. Holmes                            1,392,211 (1)            93.01%
              7900 Callaghan Road
              San Antonio, TX 78229

              ----------------------
              (1)  Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a ten-year period and will be fully vested on June 30, 2008, 102,280 shares owned by F. E. Holmes Organization Inc., 285,000 shares owned directly by Mr.
                   Holmes, and 4,931 shares owned by Mr. Holmes in an IRA.



              CLASS A COMMON STOCK (NONVOTING STOCK)
              On October 7, 2002, there were 5,979,202 shares of the Company's class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.


              NAME AND ADDRESS OF BENEFICIAL OWNER                            CLASS A COMMON      PERCENT OF
                                                                                  SHARES
                                                                               BENEFICIALLY
                                                                                  OWNED           CLASS (%)
              ------------------------------------------------------------- ------------------- ---------------
              Royce & Associates, Inc. - New York, New York (1)                886,305(1)       14.82%

              (1) Information is from Schedule 13F for period ending June 30,
              2002, filed with the SEC August 8, 2002.

              SECURITY OWNERSHIP OF MANAGEMENT

              The following table sets forth, as of October 7, 2002, information regarding the beneficial ownership of the Company's class A and class C common stock by each director and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

                                                                         CLASS C                CLASS A
                                                                      COMMON STOCK            COMMON STOCK
              -------------------------------------------------- ------------------------ ---------------------
              BENEFICIAL OWNER                                      NUMBER         %         NUMBER       %
                                                                      OF                       OF
                                                                    SHARES                   SHARES
              -------------------------------------------------- -------------- --------- ------------- -------
              Frank E. Holmes                                    1,392,211(1)   93.01%      248,612     4.15%
              Thomas F. Lydon, Jr.                              --             --            10,000     0.17%


              Susan B. McGee                                    --             --            61,757     1.03%
              Jerold H. Rubinstein                              --             --         50,000(3)     0.83%
              Roy D. Terracina                                  --             --         89,100(3)     1.49%
              All directors and executive officers as a group    1,392,211      93.01%      459,469     7.68%
              (five persons)

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

              (2)  Includes options to obtain 1,000 shares of class A common stock, 100,000 shares of class A common stock held by F.E. Holmes Organization, Inc., a corporation wholly owned by
                   Mr. Holmes, 81,495 shares owned directly by Mr. Holmes, 64,817 shares owned by Mr. Holmes in retirement accounts, and 1,300 shares of class A common stock owned separately by Mr.
                   Holmes' wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of class A common stock.

              (3)  Includes shares of class A common stock underlying presently exercisable options held directly by each individual as follows: Mr. Lydon - 10,000 shares; Ms. McGee - 51,500 shares; Mr. Rubinstein -  10,000 shares; and Mr. Terracina - 51,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under
              Note 14 to the Consolidated Financial Statements and filed as a part of this report. Mr. Holmes received bonus advances for improvements in fund performance, in particular the gold funds. The amount of these advances at June 30, 2002 was $76,651, and this amount has been repaid from bonuses paid after June 30, 2002. Additionally, Mr. Holmes had an outstanding payable of $43,567 which has been settled subsequent to June 30, 2002.

PART IV OF ANNUAL REPORT ON FORM 10-K


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:


       1.     FINANCIAL STATEMENTS

              The Consolidated Financial Statements including:

              o   Report of Independent Accountants

              o Consolidated Statements of Financial Condition as of at June 30, 2002 and 2001

              o Consolidated Statements of Operations and Comprehensive Income (Loss) for the three years ended June 30, 2002

              o Consolidated Statements of Shareholders' Equity for the three years ended June 30, 2002

              o Consolidated Statements of Cash Flows for the three years ended June 30, 2002

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

              10.5 Sub-Advisory Agreement dated January 25, 2002, by and between Company, U.S. Global Accolade Funds/ Eastern European Fund, and Charlemagne Capital Limited, included herein.

              10.6 Transfer Agency Agreement dated December 15, 2000, by and between United Shareholder Services, Inc. and U.S. Global Accolade Funds incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

              10.7 Transfer Agency Agreement dated February 21, 2001, by and between United Shareholder Services, Inc. and U.S. Global Investors Funds, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

              10.8 Loan Agreement between Company and Bank One NA, dated February 1, 2001, for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No.
                     0000754811-01-500016).

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

              10.12 Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registration Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

              10.13 Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

              10.14 Appendix A to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

              10.15 Amendment dated February 21, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

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

              10.18 Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

              10.19 Appendix A to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

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

              24 Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

       (b)    Reports on Form 8-K

              None.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               U.S. GLOBAL INVESTORS, INC.



               BY:  /S/ FRANK E. HOLMES
               -----------------------------------------------------------
                                                        FRANK E. HOLMES
              Date: October 15, 2002                    Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                        CAPACITY IN WHICH SIGNED                   DATE


               /S/ FRANK E. HOLMES
              --------------------------------
              FRANK E. HOLMES                  Chairman of the Board of Directors         October 15, 2002
                                               Chief Executive Officer
                                               Chief Investment Officer

              * /s/ Thomas F. Lydon, Jr.
              --------------------------------

              THOMAS F. LYDON, JR.             Director                                   October 15, 2002

              * /s/ Jerold H. Rubinstein
              --------------------------------

              JEROLD H. RUBINSTEIN             Director                                   October 15, 2002

              * /s/ Roy D. Terracina
              --------------------------------
              ROY D. TERRACINA                 Director                                   October 15, 2002


               /S/ TRACY C. PETERSON
              --------------------------------
              TRACY C. PETERSON                Chief Financial Officer                    October 15, 2002



              *BY: /S/ SUSAN B. MC GEE
              --------------------------------
              Susan B. McGee                                                              October 15, 2002
              Attorney-in-Fact under Power
              of Attorney dated
              September 26, 2001


CERTIFICATIONS


              I, Frank E. Holmes, certify that:

              1. I have reviewed this annual report on Form 10-K of U.S. Global Investors, Inc.;

              2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

              3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



              Date: October 15, 2002               /S/ FRANK E. HOLMES
                                                   ----------------------------
                                                   Frank E. Holmes
                                                   Chairman of the Board,
                                                   Chief Executive Officer


================================================================================



              I, Tracy C. Peterson, certify that:

              1. I have reviewed this annual report on Form 10-K of U.S. Global Investors, Inc.;

              2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

              3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



              Date: October 15, 2002                /S/ TRACY C. PETERSON
                                                   -----------------------------
                                                   Tracy C. Peterson
                                                   Chief Financial Officer