Form 10-Q
period 2002-09-30
U S GLOBAL INVESTORS INC
filed 2002-11-14
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q
             ------------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

          YES  [X]                                          NO   [  ]

On November 6, 2002, there were 6,311,474 shares of Registrant's class A nonvoting common stock issued and 5,979,202 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                                    I N D E X

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
          Consolidated Statements of Financial Condition......................1
          Consolidated Statements of Operations and
            Comprehensive Loss (Unadited).....................................3
          Consolidated Statements of Cash Flows (Unaudited)...................4
          Notes to Consolidated Financial Statements (Unaudited)..............5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................8

     ITEM 3 MARKET RISK DISCLOSURES..........................................11

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................12

     SIGNATURES..............................................................13

     QUARTERLY CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
          SARBANES-OXLEY ACT OF 2002.........................................14

     EXHIBIT 11-- SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE.....16

     EXHIBIT 99.1 -- QUARTERLY CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002..........17

     EXHIBIT 99.2 -- QUARTERLY CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002..........18

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 1 of 18
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                     SEPTEMBER 30,     JUNE 30,
                                                         2002           2002
                                                      ----------     ----------
                                                      (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                         $1,169,437     $  988,936
    Due from brokers                                      60,435         70,871
    Trading securities, at fair value                  2,385,031      1,409,474
    Receivables
       Mutual funds                                      909,827        963,730
       Employees                                          83,331         78,070
       Other                                              33,473         32,194
    Prepaid expenses                                     200,569        279,273
    Deferred tax asset                                   396,522        365,421
                                                      ----------     ----------

       TOTAL CURRENT ASSETS                            5,238,625      4,187,969
                                                      ----------     ----------

NET PROPERTY AND EQUIPMENT                             1,842,503      1,869,990
                                                      ----------     ----------

OTHER ASSETS
    Restricted investments                               210,000        210,000
    Long-term deferred tax asset                         776,770        739,154
    Investment securities available-for-sale,
       at fair value                                     664,462        853,612
    Other                                                 14,296         44,296
                                                      ----------     ----------
       TOTAL OTHER ASSETS                              1,665,528      1,847,062
                                                      ----------     ----------

       TOTAL ASSETS                                   $8,746,656     $7,905,021
                                                      ==========     ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 2 of 18
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     SEPTEMBER 30,     JUNE 30,
                                                         2002           2002
                                                      ----------     ----------
                                                      (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable                                  $1,550,743     $  695,693
    Accrued compensation and related costs               203,899        221,282
    Current portion of notes payable                      66,710         65,637
    Current portion of annuity and
       contractual obligation                              9,930          9,758
    Other accrued expenses                               279,266        264,625
                                                      ----------     ----------

       TOTAL CURRENT LIABILITIES                       2,110,548      1,256,995
                                                      ----------     ----------

    Notes payable-net of current portion                 938,872        955,569
    Annuity and contractual obligations                  109,925        112,398
                                                      ----------     ----------

       TOTAL NON-CURRENT LIABILITIES                   1,048,797      1,067,967
                                                      ----------     ----------

       TOTAL LIABILITIES                               3,159,345      2,324,962
                                                      ----------     ----------

SHAREHOLDERS' EQUITY
    Common stock (Class A) - $.05 par value;
       nonvoting; authorized, 7,000,000
       shares; issued, 6,311,474
       shares                                            315,574        315,574
    Common stock (Class B) - $.05 par value;
       nonvoting; authorized, 2,250,000
       shares; no shares issued                             --             --
    Common stock (Class C) - $.05 par value;
       voting; authorized, 1,750,000 shares;
       issued, 1,496,800 shares                           74,840         74,840
    Additional paid-in-capital                        10,759,009     10,761,276
    Treasury stock, class A shares at cost;
       332,272 and 345,331 shares at
       September 30, 2002, and June 30,
       2002, respectively                               (616,156)      (639,407)
    Accumulated other comprehensive loss,
       net of tax                                       (165,490)       (40,651)
    Accumulated deficit                               (4,780,466)    (4,891,573)
                                                      ----------     ----------

       TOTAL SHAREHOLDERS' EQUITY                      5,587,311      5,580,059
                                                      ----------     ----------

       TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                       $8,746,656     $7,905,021
                                                      ==========     ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 3 of 18
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)


                                                            THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
REVENUES
   Investment advisory fees                           $1,227,783     $1,222,801
   Transfer agent fees                                   583,752        632,691
   Custodial and administrative fees                      34,880         44,516
   Investment loss                                      (121,087)      (144,986)
   Alternative investment fees                           205,365           --
   Other                                                  40,262         72,479
                                                      ----------     ----------
                                                       1,970,955      1,827,501
                                                      ----------     ----------
EXPENSES
   General and administrative                          1,805,265      1,823,893
   Depreciation                                           29,876         34,315
   Interest                                               21,513         21,772
                                                      ----------     ----------
                                                       1,856,654      1,879,980
                                                      ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                        114,301        (52,479)
                                                      ----------     ----------

PROVISION FOR FEDERAL INCOME TAXES
   Tax (Benefit) Expense                                   3,194        (47,578)
                                                      ----------     ----------
NET INCOME (LOSS)                                     $  111,107     $   (4,901)

Other comprehensive loss, net of tax
   Unrealized losses on
      available-for-sale securities                     (124,839)       (36,268)
                                                      ----------     ----------

COMPREHENSIVE LOSS                                    $  (13,732)    $  (41,169)
                                                      ==========     ==========

BASIC AND DILUTED NET INCOME
   (LOSS) PER SHARE                                   $     0.01     $    (0.00)
                                                      ==========     ==========

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 4 of 18
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                            THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  111,107     $   (4,901)
Adjustments to  reconcile  net  income
  (loss)  to  net  cash provided by
  operating activities:
     Depreciation                                         29,876         34,315
     Provision for deferred taxes                          3,194        (47,578)
Changes in assets and liabilities,
  impacting cash from operations:
     Accounts receivable                                  47,363        (79,402)
     Prepaid expenses and other                          111,539         18,489
     Trading securities                                 (975,556)       198,750
     Accounts payable and accrued expenses               852,307       (115,359)
                                                      ----------     ----------
Total adjustments                                         68,723          9,215
                                                      ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                179,830          4,314
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                   (2,388)          --
     Purchase of available-for-sale
       securities                                           --             --
     Proceeds on sale of
       available-for-sale securities                        --             --
                                                      ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                     (2,388)          --
                                                      ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Payments on annuity                                  (2,301)        (2,215)
     Payments on note payable                            (15,624)       (18,902)
     Proceeds  from  issuance or
       exercise of stock,  warrants,
       and options                                        20,984         20,144
     Purchase of treasury stock                             --          (51,000)
                                                      ----------     ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                     3,059        (51,973)
                                                      ----------     ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   180,501        (47,659)

BEGINNING CASH AND CASH EQUIVALENTS                      988,936      1,333,922
                                                      ----------     ----------

ENDING CASH AND CASH EQUIVALENTS                      $1,169,437     $1,286,263
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
     Cash paid for interest                           $   21,513     $   21,772

         The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 5 of 18
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. U.S. Global Investors, Inc. (the Company or U.S. Global) has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 2002.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), and U.S. Global Brokerage, Inc. (USGB).

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. INVESTMENTS

The cost of investments classified as trading at September 30, 2002, and June 30, 2002, was $2,309,658 and $2,178,041, respectively. The market value of investments classified as trading at September 30, 2002, and June 30, 2002, was $2,385,031 and $1,409,474, respectively. The net change in unrealized holding losses on trading securities held at September 30, 2002, and 2001, which has been included in income for the quarter is ($129,623) and $(61,088), respectively. Sales of trading securities generated realized losses of $0 and $101,276 for the quarter ended September 30, 2002, and 2001, respectively.

Trading securities have been purchased in fiscal 2002 and 2003 for approximately $581,000. These securities have contingent payables that must be paid upon liquidation of the security, net of any fees earned. These payables are included in accounts payable in the statement of financial condition. As the securities rise or fall in value, the security balances and the payable balances will be marked-to-market appropriately. At September 30, 2002, these balances had been marked-to-market to approximately $1,686,000. The Company has a fee arrangement for these investments whereby it receives 2% of the initial value of the investments annually plus 20% of any gains from the sale of the investments, payable at the settlement of the sales. For the quarter ended September 30, 2002, the Company has recorded approximately $205,000 from these fee arrangements as alternative investment fees on the statement of operations.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable at September 30, 2002, and June 30, 2002, was $915,204 and $915,204, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at September 30, 2002, and June 30, 2002, of $664,462 and $853,612, respectively, with $165,490 and $40,651, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity.

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

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, management of investments for separate accounts, as well as gains on marketable securities transactions.

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 6 of 18
--------------------------------------------------------------------------------


The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2003, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the quarter ended September 30, 2002, and 2001, was $400,885 and $430,257, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2003, and in May 2003, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. BORROWINGS

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of September 30, 2002, the balance on the note was $1,005,582. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at September 30, 2002.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable and pledged securities. As of September 30, 2002, this credit facility remained unutilized by the Company.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2002, the Company has net operating loss carryovers (NOLs) of approximately $2.5 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $62,000 expiring between 2004 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. The long-term deferred tax asset includes approximately $85,000 of unrealized losses on available-for-sale securities, approximately $195,000 from the permanent write-down of security valuations, and almost $41,000 from annuity obligations. If certain changes in the Company's ownership occur subsequent to September 30, 2002, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $618,000 and $684,000 at September 30, 2002, and June 30, 2002, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:


                                                              INVESTMENT
                                                              MANAGEMENT          CORPORATE
                                                               SERVICES           INVESTMENT       CONSOLIDATED
                                                              -----------        -----------        -----------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Net revenues                                                  $ 2,100,401        $  (129,446)       $ 1,970,955
                                                              ===========        ============       ===========

Net income (loss) before income taxes                         $   244,372        $  (130,071)       $   114,301
                                                              ===========        ============       ===========

Depreciation and amortization                                 $    29,876        $        --        $    29,876
                                                              ===========        ===========        ===========


U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 7 of 18
--------------------------------------------------------------------------------


                                                              INVESTMENT
                                                              MANAGEMENT          CORPORATE
                                                               SERVICES           INVESTMENT       CONSOLIDATED
                                                              -----------        -----------        -----------
Interest expense                                              $    20,888        $       625        $    21,513
                                                              ===========        ===========        ===========
Capital expenditures                                          $     2,388        $        --        $     2,388
                                                              ===========        ===========        ===========

Gross identifiable assets at September 30, 2002               $ 4,342,801        $ 3,065,073        $ 7,407,874
    Deferred tax asset                                                                                1,173,292
    Accumulated other comprehensive loss                                                                165,490
                                                                                                    -----------
Consolidated total assets at September 30, 2002                                                     $ 8,746,656
                                                                                                    ===========

THREE MONTHS ENDED SEPTEMBER 30, 2001
Net revenues                                                  $ 1,972,487        $  (144,986)       $ 1,827,501
                                                              ===========        ============       ===========

Net income (loss) before income taxes                         $   109,554        $  (162,033)       $   (52,479)
                                                              ===========        ============       ============


Depreciation and amortization                                 $    34,315        $        --        $    34,315
                                                              ===========        ===========        ===========
Interest expense                                              $    21,509        $       263        $    21,772
                                                              ===========        ===========        ===========
Capital expenditures                                          $        --        $        --        $        --
                                                              ===========        ===========        ===========

Gross identifiable assets at September 30, 2001               $ 4,852,913        $ 1,604,862        $ 6,457,775
    Deferred tax asset                                                                                1,107,276
    Accumulated other comprehensive gain                                                                138,632
                                                                                                    -----------
Consolidated total assets at September 30, 2001                                                     $ 7,703,683
                                                                                                    ===========

NOTE 7. CONTINGENCIES

In fiscal year 2002, the Company was named as one of several defendants in a civil lawsuit filed in New York. Management consulted with legal counsel and determined that the Company had strong merits for either having the case dismissed or obtaining a favorable ruling. In addition, the Company filed a claim against its insurance policy, and the carrier agreed to coverage of this claim. Legal expenses associated with this lawsuit have been expensed as incurred. As the insurance carrier makes reimbursement on the charges, these expenses are reversed.

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 8 of 18
--------------------------------------------------------------------------------


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

During the quarter ended September 30, 2002, assets under management in USGIF averaged $1.01 billion versus $1.05 billion for the quarter ended September 30, 2001. This decline was primarily due to declines in equity assets and net redemptions in the money market funds, which were partially offset by growth in gold assets and net inflows into the municipal bond funds. Assets under management in USGAF averaged $101 million for the quarter ended September 30, 2001, versus $129 million for the quarter ended September 30, 2001. This decrease was primarily attributable to declines in the net assets of the Bonnel Growth Fund.

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On September 30, 2002, the Company held approximately $1.4 million in unencumbered investment securities. The value of these investments is approximately 16 percent of total assets and 24 percent of shareholders' equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the quarter ended September 30, 2002, the Company had no realized losses compared with losses of approximately $101,000 for the quarter ended September 30, 2001. The net change in unrealized holding losses on trading securities held at September 30, 2002 and 2001, which has been included in income for the quarter is ($129,623) and ($61,088), respectively. The Company expects that gains and losses will continue to fluctuate in the future.

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                   Page 9 of 18
--------------------------------------------------------------------------------



RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2002 AND 2001

The Company posted net after-tax income of $111,107 ($0.01 income per share) for the quarter ended September 30, 2002, compared with a net after-tax loss of $4,901 ($0.00 loss per share) for the quarter ended September 30, 2001. Net income increased $116,000 as the company recorded $205,000 in alternative investment fees for the quarter ended September 30, 2002. Combining the Company's gold-related expertise with improved gold markets, the Company has been able to participate in alternative investment opportunities in gold products with higher margins and potentially significant returns.

REVENUES

Total consolidated revenues for the quarter ended September 30, 2002, increased approximately $143,000, or 8 percent, compared with the quarter ended September 30, 2001. This was primarily due to the alternative investment fees as stated above. Investment advisory fees for USGIF and USGAF remained relatively flat as the growth in higher-margin gold assets offset the declines in equity assets and low-margin money market funds. Transfer agent fees for the quarter ended September 30, 2002, decreased $49,000, or 8 percent, compared with the quarter ended September 30, 2001. This was due to a decline in the consolidated number of shareholder accounts.

The Company instituted a small account fee in January 2002 in an effort to improve the expense ratios on its gold funds. Market practices in the mutual fund industry typically demand that low fund expense ratios are necessary in order to remain competitive. As a result of the small account fees, the gold funds have realized improvement in their expense ratios, but the Company is also anticipating a significant drop in accounts under management in January 2003, resulting in a decline in transfer agent fees.

EXPENSES

Total consolidated expenses for the quarter ended September 30, 2002, decreased approximately $23,000, or 1 percent, compared with the quarter ended September 30, 2001. Reduced sub-advisory fees and marketing costs offset increased insurance costs, resulting in relatively flat expenses.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance. This measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. It does not take into consideration realized and unrealized gains and losses, interest expense, taxes, or depreciation expenses.

EBITDA for the quarter ended September 30, 2002, was $295,313, which was an increase of $129,000 from an EBITDA of $165,972 for the quarter ended September 30, 2001. The Company has been able to utilize its expertise in the field of gold and precious minerals to participate in alternative investment opportunities. These investments had outstanding performance in the quarter ended September 30, 2002, boosting operational returns relative to prior year.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2002, the Company has net operating loss carryovers (NOLs) of approximately $2.5 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $62,000 expiring between 2004 and 2006, and alternative minimum tax credits of $139,729 with indefinite expirations. The long-term deferred tax asset includes approximately $85,000 of unrealized losses on available-for-sale securities, approximately $195,000 from the permanent write-down of security valuations, and almost $41,000 from annuity obligations. If certain changes in the Company's ownership occur subsequent to September 30, 2002, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $618,000 and $684,000 at September 30, 2002,

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 10 of 18
--------------------------------------------------------------------------------


and June 30, 2002, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had net working capital (current assets minus current liabilities) of approximately $3.1 million and a current ratio of 2.5 to
1. With approximately $1.2 million in cash and cash equivalents and almost $1.4 million in unencumbered marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $5.6 million, with cash, cash equivalents, and unencumbered marketable securities comprising 29 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

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

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 11 of 18
--------------------------------------------------------------------------------


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

The table below summarizes the Company's equity price risks as of September 30, 2002, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

                                                                     ESTIMATED          INCREASE
                                                HYPOTHETICAL      FAIR VALUE AFTER   (DECREASE) IN
                          FAIR VALUE AT          PERCENTAGE         HYPOTHETICAL     SHAREHOLDERS'
                       SEPTEMBER 30, 2002          CHANGE          PERCENT CHANGE        EQUITY
                       ------------------       ------------       --------------    -------------
Trading Securities         $2,385,031           25% increase         $ 2,981,289       $  170,924
                                                25% decrease         $ 1,788,773       $ (170,924)
Available-for-Sale          $664,462            25% increase         $   830,577       $  109,636
                                                25% decrease         $   498,347       $ (109,636)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 12 of 18
--------------------------------------------------------------------------------



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

     11    Statement re: Computation of Per Share Income

     99.1 Quarterly Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

     99.2 Quarterly Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

2. Reports on Form 8-K

     None

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 13 of 18
--------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                 U.S. GLOBAL INVESTORS, INC.




DATED: November 14, 2002         BY:  /s/ Frank E. Holmes
                                      ----------------------------------------
                                      Frank E. Holmes
                                      Chief Executive Officer



DATED: November 14, 2002         BY:  /s/ Tracy C. Peterson
                                      ----------------------------------------
                                      Tracy C. Peterson
                                      Chief Financial Officer

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 14 of 18
--------------------------------------------------------------------------------



QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
2002

I, Frank E. Holmes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ Frank E. Holmes
----------------------------------------
Signature
Frank E. Holmes, Chief Executive Officer

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 15 of 18
--------------------------------------------------------------------------------



QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
2002

I, Tracy C. Peterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ Tracy C. Peterson
----------------------------------------
Signature
Tracy C. Peterson, Chief Financial Officer

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 16 of 18
--------------------------------------------------------------------------------



EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
Net income (loss)                                     $  111,107     $   (4,901)
                                                      ==========     ==========

BASIC
Weighted average number of shares
  outstanding during quarter                           7,465,845      7,470,689

Basic income (loss) per share                         $     0.01     $    (0.00)
                                                      ==========     ==========

DILUTED
Weighted average number of shares
  outstanding during quarter                           7,465,845      7,470,689

Effect of dilutive securities:
    Common stock equivalent shares
       (determined using the "treasury
       stock" method) representing
       shares issuable upon exercise
       of preferred or common
       stock options                                       5,657           --
                                                      ----------     ----------
Weighted average number of shares used
    in calculation of diluted
    income (loss) per share                            7,471,502      7,470,689
                                                      ==========     ==========

Diluted income (loss) per share                       $     0.01     $    (0.00)
                                                      ==========     ==========

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 17 of 18
--------------------------------------------------------------------------------



EXHIBIT 99.1 - QUARTERLY CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of U.S. Global Investors, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the operations of the Company.





Date: November 14, 2002    /s/ Frank E. Holmes
                           ----------------------------------------
                           Frank E. Holmes
                           Chief Executive Officer

U.S. Global Investors, Inc.
September 30, 2002, Quarterly Report on Form 10-Q                  Page 18 of 18
--------------------------------------------------------------------------------



EXHIBIT 99.2 - QUARTERLY CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of U.S. Global Investors, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the operations of the Company.





Date: November 14, 2002    /s/ Tracy C. Peterson
                           ----------------------------------------
                           Tracy C. Peterson
                           Chief Financial Officer