Form 10-K/A
period 2002-06-30
U S GLOBAL INVESTORS INC
filed 2002-12-23
CIK 754811

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


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

                       Registered: Nasdaq Small Cap Issues


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


The aggregate market value of the 4,204,217 shares of nonvoting class A common stock held by nonaffiliates of the registrant on October 7, 2002 (based on the last sale price on the Nasdaq as of such date), was $5,465,482. Registrant's only voting stock is its class C common stock, par value of $0.05 per share, for which there is no active market. The aggregate value of the 104,589 shares of the class C common stock held by nonaffiliates of the registrant on October 7, 2002 (based on the last sale price of the class C common stock in a private transaction) was $52,295. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant.


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

              Documents incorporated by reference: None

Item 14. CONTROLS AND PROCEDURES

In the fiscal year ended June 30, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV OF ANNUAL REPORT ON FORM 10-K

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     10.10United Services Advisors,  Inc. 1989 Non-Qualified  Stock Option Plan,
          incorporated by reference to Exhibit 4(a) of the Company's Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

     10.11U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

     10.12Custodian  Agreement  dated  November  1, 1997,  between  U.S.  Global
          Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registration Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

     10.13Amendment  dated June 30, 2001, to Custodian  Agreement dated November
          1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.14Appendix A to  Custodian  Agreement  dated  November 1, 1997,  between
          U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.15Amendment  dated  February  21, 2001,  to Appendix B of the  Custodian
          Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.16Custodian  Agreement  dated  November  1, 1997,  between  U.S.  Global
          Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-1A dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

     10.17Amendment  dated May 14, 1999, to Custodian  Agreement  dated November
          1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-1A dated February 29, 1999 (EDGAR Accession No. 0000902042-99-000004).

     10.18Amendment  dated June 30, 2001, to Custodian  Agreement dated November
          1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.19Appendix A to  Custodian  Agreement  dated  November 1, 1997,  between
          U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.20Amendment  dated  February  16, 2001,  to Appendix B of the  Custodian
          Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

     10.21Distribution Agreement by and between U.S. Global Brokerage,  Inc. and
          U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 of Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

     10.22Distribution Agreement by and between U.S. Global Brokerage,  Inc. and
          U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 of Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

     11 Statement regarding Computation of Per Share Earnings, included herein.

     21   List of Subsidiaries of the Company, included herein.

     24 Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      U.S. GLOBAL INVESTORS,INC.



                                                      By: /s/ Frank E. Holmes
                                                      -------------------------
                                                      FRANK E. HOLMES
Date: December 20, 2002                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  CAPACITY IN WHICH SIGNED            DATE


/s/ Frank Holmes
--------------------------
FRANK E. HOLMES            Chairman of the Board of Directors  December 20, 2002
                           Chief Executive Officer
                           Chief Investment Officer

*/s/ Thomas F. Lydon, Jr.
--------------------------
THOMAS F. LYDON, JR.       Director                            December 20, 2002

* /s/ Jerold H. Rubinstein
--------------------------
JEROLD H. RUBINSTEIN       Director                            December 20, 2002

* /s/ Roy D. Terracina
--------------------------
ROY D. TERRACINA           Director                            December 20, 2002

/s/ Tracy C. Peterson
--------------------------
TRACY C. PETERSON          Chief Financial Officer             December 20, 2002


*BY: /s/ Susan B. McGee
--------------------------
Susan B. McGee                                                 December 20, 2002
Attorney-in-Fact under Power
of Attorney dated
September 26, 2001

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: December 20, 2002


/s/ Frank E. Holmes
---------------------
Frank E. Holmes
Chairman of the Board, Chief Executive Officer



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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: December 20, 2002


/s/ Tracy C. Peterson
---------------------
Tracy C. Peterson
Chief Financial Officer

EXHIBIT 99.1 -- CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of U.S. Global Investors, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the fiscal year ended June 30, 2002, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of the operations of the Company.

Date: December 20, 2002


/s/ Frank E. Holmes
---------------------
Frank E. Holmes
Chief Executive Officer

EXHIBIT 99.2 -- CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of U.S. Global Investors, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the fiscal year ended June 30, 2002, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of the operations of the Company.

Date: December 20, 2002


/s/ Tracy C. Peterson
---------------------
Tracy C. Peterson
Chief Financial Officer