Form 10-Q/A
period 2002-09-30
U S GLOBAL INVESTORS INC
filed 2002-12-23
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------

                                   FORM 10-Q/A

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 13, 2002, was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of November 13, 2002.

In the quarter ended September 30, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   U.S. GLOBAL INVESTORS, INC.


                                   By: /s/ Frank E. Holmes
                                   -------------------------
Dated: December 20, 2002           Frank E. Holmes
                                   Chief Executive Officer


                                   By: /s/ Tracy C. Peterson
                                   -------------------------
Dated: December 20, 2002           Tracy C. Peterson
                                   Chief Financial Officer

 QUARTERLY CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Frank E. Holmes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Global Investors, Inc.;

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

Date: December 20, 2002


/s/ Frank E. Holmes
---------------------
Signature
Frank E. Holmes, Chief Executive Officer

  QUARTERLY CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Tracy C. Peterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Global Investors, Inc.;

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

Date: December 20, 2002


/s/ Tracy C. Peterson
---------------------
Signature
Tracy C. Peterson, Chief Financial Officer