Form 10-Q
period 2002-12-31
U S GLOBAL INVESTORS INC
filed 2003-02-13
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              -----------------------------------------------------
                                    FORM 10-Q
              -----------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

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

        YES  [X]                                               NO   [   ]

On February 11, 2003, there were 6,311,474 shares of Registrant's class A nonvoting common stock issued and 5,955,160 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                                TABLE OF CONTENTS



PART I FINANCIAL INFORMATION ..............................................   1

   ITEM 1 FINANCIAL STATEMENTS ............................................   1
      Consolidated Statements of Financial Condition (Unaudited) ..........   1
      Consolidated Statements of Operations and Comprehensive Loss
        (Unaudited) .......................................................   3
      Consolidated Statements of Cash Flows (Unaudited) ...................   4
      Notes to Consolidated Financial Statements (Unaudited) ..............   5

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS ...........................................   8

   ITEM 3 MARKET RISK DISCLOSURES .........................................  12

   ITEM 4 CONTROLS AND PROCEDURES .........................................  12


PART II OTHER INFORMATION .................................................  13

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K ................................  13

   SIGNATURES .............................................................  14

   EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE ....  17

   EXHIBIT 991 -- QUARTERLY CERTIFICATION OF CHIEF EXECUTIVE OFFICER
      PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 ...........  18

   EXHIBIT 992 -- QUARTERLY CERTIFICATION OF CHIEF FINANCIAL OFFICER
      PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 ...........  19

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 1 of 19
------------------------------------------------------------------------------



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                     ASSETS
                                                      DECEMBER 31,   JUNE 30,
                                                         2002          2002
                                                      ----------    ----------
                                                      (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                         $1,212,682    $  988,936
    Due from brokers                                      64,722        70,871
    Trading securities, at fair value                    734,329     1,409,474
    Receivables
       Mutual funds                                      785,417       963,730
       Employees                                           7,482        78,070
       Other                                             447,157        32,194
    Prepaid expenses                                     375,406       279,273
    Deferred tax asset                                   382,863       365,421
                                                      ----------    ----------

       TOTAL CURRENT ASSETS                            4,010,058     4,187,969
                                                      ----------    ----------

NET PROPERTY AND EQUIPMENT                             1,812,146     1,869,990
                                                      ----------    ----------

OTHER ASSETS
    Restricted investments                               195,000       210,000
    Long-term deferred tax asset                         847,079       739,154
    Investment securities available-for-sale,
       at fair value                                     511,656       853,612
    Other                                                   --          44,296
                                                      ----------    ----------
       TOTAL OTHER ASSETS                              1,553,735     1,847,062
                                                      ----------    ----------

       TOTAL ASSETS                                   $7,375,939    $7,905,021
                                                      ==========    ==========



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 2 OF 19
------------------------------------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      DECEMBER 31,   JUNE 30,
                                                         2002          2002
                                                      ----------    ----------
                                                      (UNAUDITED)

CURRENT LIABILITIES
    Accounts payable                                  $  102,979    $  695,693
    Accrued compensation and related costs               227,141       221,282
    Current portion of notes payable                      67,800        65,637
    Current portion of annuity and
      contractual obligation                              10,105         9,758
    Other accrued expenses                               341,341       264,625
                                                      ----------    ----------

       TOTAL CURRENT LIABILITIES                         749,366     1,256,995
                                                      ----------    ----------

    Notes payable-net of current portion                 922,068       955,569
    Annuity and contractual obligations                  107,332       112,398
                                                      ----------    ----------

       TOTAL NON-CURRENT LIABILITIES                   1,029,400     1,067,967
                                                      ----------    ----------

       TOTAL LIABILITIES                               1,778,766     2,324,962
                                                      ----------    ----------

SHAREHOLDERS' EQUITY
    Common stock (Class A) - $.05 par value;
       nonvoting; authorized, 7,000,000
       shares; issued, 6,311,474
       shares                                            315,574       315,574
    Common stock (Class B) - $.05 par value;
       nonvoting; authorized, 2,250,000
       shares; no shares issued                             --            --
    Common stock (Class C) - $.05 par value;
       voting; authorized, 1,750,000 shares;
       issued, 1,496,800 shares                           74,840        74,840
    Additional paid-in-capital                        10,759,009    10,761,276
    Treasury stock, class A shares at cost;
       356,314 and 345,331 shares at
       December 31, 2002, and June 30,
       2002, respectively                               (647,419)     (639,407)
    Accumulated other comprehensive loss,
       net of tax                                       (266,342)      (40,651)
    Accumulated deficit                               (4,638,489)   (4,891,573)
                                                      ----------    ----------

       TOTAL SHAREHOLDERS' EQUITY                      5,597,173     5,580,059
                                                      ----------    ----------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                         $7,375,939    $7,905,021
                                                      ==========    ==========



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 3 OF 19
------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

                                            SIX MONTHS ENDED            THREE MONTHS ENDED
                                               DECEMBER 31,                DECEMBER 31,
                                       --------------------------    --------------------------
                                          2002           2001           2002           2001
                                       -----------    -----------    -----------    -----------
REVENUES
   Investment advisory fees            $ 2,412,199    $ 2,417,329    $ 1,184,416    $ 1,194,528
   Transfer agent fees                   1,162,413      1,259,439        578,661        626,748
   Custodial and administrative fees        85,428         89,490         50,548         44,974
   Investment income (loss)                (79,729)      (222,809)        41,358        (77,823)
   Private client advisory fees            324,997           --          119,632           --
   Other                                   106,390        169,761         66,128         97,282
                                       -----------    -----------    -----------    -----------
                                         4,011,698      3,713,210      2,040,743      1,885,709
EXPENSES
   General and administrative            3,658,919      3,656,317      1,853,654      1,832,424
   Depreciation                             58,704         63,931         28,828         29,616
   Interest                                 42,492         44,814         20,979         23,042
                                       -----------    -----------    -----------    -----------
                                         3,760,115      3,765,062      1,903,461      1,885,082
                                       -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES          251,583        (51,852)       137,282            627

PROVISION FOR FEDERAL INCOME TAXES
   Tax (Benefit) Expense                    (1,501)       (25,421)        (4,695)        22,157
                                       -----------    -----------    -----------    -----------
NET INCOME (LOSS)                      $   253,084    $   (26,431)   $   141,977    $   (21,530)

Other comprehensive loss, net of tax
   Unrealized losses on
     available-for-sale
     securities                           (225,691)       (48,280)      (100,852)       (12,012)
                                       -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)            $    27,393    $   (74,711)   $    41,125    $   (33,542)
                                       ===========    ===========    ===========    ===========

BASIC AND DILUTED NET INCOME (LOSS)
  PER SHARE                            $      0.03    $     (0.00)   $      0.02    $     (0.00)
                                       ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 4 OF 19
------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS
                                                         ENDED DECEMBER 31,
                                                      ------------------------
                                                         2002         2001
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  253,084    $  (26,431)
Adjustments   to  reconcile  net
  income  (loss)  to  net  cash
provided by operating activities:
     Depreciation                                         58,704        63,931
     Provision (benefit) for deferred taxes               (1,501)      (25,421)
Changes in assets and liabilities,
  impacting cash from operations:
     Accounts receivable                                (166,062)         (454)
     Prepaid expenses and other                          (38,289)      (60,887)
     Trading securities                                  675,145       352,921
     Accounts payable and accrued expenses              (510,139)      (15,101)
                                                      ----------    ----------
Total adjustments                                         17,858       314,989
                                                      ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                270,942       288,558
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                     (860)       (1,500)
     Purchase of available-for-sale
       securities                                            --       (102,742)
                                                      ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                       (860)     (104,242)
                                                      ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Payments on annuity                                  (4,719)       (4,470)
     Payments on note payable                            (31,338)      (30,384)
     Proceeds  from  issuance or
       exercise of stock, warrants,
       and options                                        20,984        23,552
     Purchase of treasury stock                          (31,263)      (67,837)
                                                      ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                    (46,336)      (79,139)
                                                      ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                223,746       105,177

BEGINNING CASH AND CASH EQUIVALENTS                      988,936     1,333,922
                                                      ----------    ----------

ENDING CASH AND CASH EQUIVALENTS                      $1,212,682    $1,439,099
                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid for interest                           $   42,492    $   44,814



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 5 OF 19
------------------------------------------------------------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The Consolidated Financial Statements have been prepared by U.S. Global Investors, Inc. (the Company or U.S. Global) pursuant to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 2002.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), and U.S. Global Brokerage, Inc. (USGB).

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six-month and three-month period ended December 31, 2002, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. INVESTMENTS

The cost of investments classified as trading at December 31, 2002, and June 30, 2002, was $1,729,779 and $2,178,041, respectively. The market value of investments classified as trading at December 31, 2002, and June 30, 2002, was $734,329 and $1,409,474, respectively. The net change in unrealized holding losses on trading securities held at December 31, 2002, and 2001, which has been included in income for the six-month period, is ($95,128) and ($162,121), respectively. Sales of trading securities generated realized losses of $0 and $87,948 for the six-month period ended December 31, 2002, and 2001, respectively.

During fiscal 2002 and the first quarter of fiscal 2003, securities were purchased on behalf of a private advisory client of the Company for approximately $582,000 and were included in trading securities on the Company's statement of financial condition. These securities had contingent payables that were required to be paid by the Company to the private advisory client upon liquidation of the security, net of any fees earned. These payables were included in accounts payable on the statement of financial condition at June 30, 2002, and September 30, 2002. During December 2002, these securities were re-registered, and, as a result, were no longer recorded an asset of the Company and there were no longer any associated contingent payables. Beneficial ownership of the securities has been, and still is, maintained by the private advisory client. The Company has a fee arrangement for these securities whereby it receives a minimum of 2% of the cost of the securities annually plus 20% of any gains from the sale of the securities, payable at the settlement of the sales. The Company has recorded approximately $324,997 and $119,632 from these fee arrangements for the six-month period and quarter ended December 31, 2002, respectively. Included in the $324,997 is approximately $25,000 of realized gains resulting from the sale of a security in the client account in December 2002. These amounts have been classified as private client advisory fees on the statement of operations.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable was $915,204 at December 31, 2002, and June 30, 2002. These investments are reflected as non-current assets on the consolidated balance sheet at their fair value at December 31, 2002, and June 30, 2002, of $511,656 and $853,612, respectively, with $266,342 and $40,651, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity.

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

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 6 OF 19
------------------------------------------------------------------------------



receives certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, management of investments for a private client, as well as gains on marketable securities transactions.

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2003, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the six-month period ended December 31, 2002, and 2001, was $782,366 and $842,785, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2003 and May 2003, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. BORROWINGS

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of December 31, 2002, the balance on the note was $989,868. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent annually. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at December 31, 2002.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable and pledged securities. As of December 31, 2002, this credit facility remained unutilized by the Company.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 2002, the Company has net operating loss carryovers (NOLs) of approximately $2.4 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $63,000 expiring between 2004 and 2006, and alternative minimum tax credits of approximately $140,000 with indefinite expirations. The long-term deferred tax asset includes approximately $137,000 of unrealized losses on available-for-sale securities, approximately $195,000 from the permanent write-down of security valuations, and approximately $40,000 from annuity obligations. If certain changes in the Company's ownership occur subsequent to December 31, 2002, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $558,000 and $684,000 at December 31, 2002, and June 30, 2002, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to its mutual funds and private client, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 7 OF 19
------------------------------------------------------------------------------



                                                 INVESTMENT
                                                 MANAGEMENT     CORPORATE
                                                  SERVICES      INVESTMENT    CONSOLIDATED
                                                 ----------   -------------   -----------
SIX MONTHS ENDED DECEMBER 31, 2002
Net revenues                                     $4,091,427   $     (79,729)  $ 4,011,698
                                                 ==========   =============   ===========

Net income (loss) before income taxes            $  331,937   $     (80,354)  $   251,583
                                                 ==========   =============   ===========

Depreciation                                     $   58,704   $        --     $    58,704
                                                 ==========   =============   ===========
Interest expense                                 $   41,867   $         625   $    42,492
                                                 ==========   =============   ===========
Capital expenditures                             $      860   $        --     $       860
                                                 ==========   =============   ===========

Gross identifiable assets at December 31, 2002   $4,633,670   $   1,245,985   $ 5,879,655
    Deferred tax asset                                                          1,229,942
    Accumulated other comprehensive loss                                          266,342
                                                                              -----------
Consolidated total assets at December 31, 2002                                $ 7,375,939
                                                                              ===========

SIX MONTHS ENDED DECEMBER 31, 2001
Net revenues                                     $3,936,019   $    (222,809)  $ 3,713,210
                                                 ==========   =============   ===========

Net income (loss) before income taxes            $  171,279   $    (223,131)  $   (51,852)
                                                 ==========   =============   ===========


Depreciation                                     $   63,931   $        --     $    63,931
                                                 ==========   =============   ===========
Interest expense                                 $   44,518   $         296   $    44,814
                                                 ==========   =============   ===========
Capital expenditures                             $    1,500   $        --     $     1,500
                                                 ==========   =============   ===========

Gross identifiable assets at December 31, 2001   $4,966,050   $   1,535,232   $ 6,501,282
    Deferred tax asset                                                          1,091,307
    Accumulated other comprehensive loss                                          150,644
                                                                              -----------
Consolidated total assets at December 31, 2001                                $ 7,743,233
                                                                              ===========


NOTE 7. CONTINGENCIES

In fiscal year 2002, the Company was named as one of several defendants in a civil lawsuit filed in New York. Management consulted with legal counsel and determined that the Company had strong merits for either having the case dismissed or obtaining a favorable ruling. In addition, the Company filed a claim against its insurance policy, and the carrier agreed to coverage on this claim. Insurance reimbursements for legal expenses incurred as a result of this lawsuit have been included in other receivables in the amount of $73,773 at December 31, 2002.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 8 OF 19
------------------------------------------------------------------------------



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

BUSINESS SEGMENTS

The Company, with principal operations in San Antonio, Texas, manages two business segments: (1) the Company provides investment management services, and
(2) the Company invests for its own account in an effort to add growth and value to its cash position.

The Company generates a significant majority of its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Notwithstanding that the Company generates the majority of its revenues from this segment, the Company holds a significant portion of its total assets in proprietary investments. The following is a brief discussion of the Company's two business segments.

INVESTMENT MANAGEMENT PRODUCTS AND SERVICES

As noted above, the Company generates a significant majority of its revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, thereby affecting income and results of operations.

During the six-month period ended December 31, 2002, mutual fund assets under management averaged $1.08 billion versus $1.17 billion for the same period ended December 31, 2001. This decline was primarily due to net redemptions in the money market funds and declines in equity assets, which were partially offset by growth in gold assets and net inflows into the municipal bond funds.

The company has entered into a one-time arrangement with a private client and has a fee arrangement for the securities in the private client account whereby it receives a minimum of 2% of the cost of the securities annually plus 20% of any gains from the sale of the securities, payable at the settlement of the sales. The Company has recorded approximately $324,997 and $119,632 from these fee arrangements for the six-month period and quarter ended December 31, 2002, respectively. These amounts have been classified as private client advisory fees on the statement of operations. As discussed in Note 2 to the Consolidated Financial Statements, as of December 31, 2002, these securities were no longer recorded as an asset of the Company with an offsetting contingent payable. The aforementioned change had no effect on shareholders' equity or net income of the Company, but reflects only a change in presentation of the relationship with the client.

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On December 31, 2002, the Company held approximately $1.2 million in unencumbered investment securities. The value of these investments is approximately 17 percent of total assets and 22 percent of shareholders'

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                  PAGE 9 OF 19
------------------------------------------------------------------------------



equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the six-month period ended December 31, 2002, the Company had no net realized losses compared with net losses of approximately $88,000 for the six-month period ended December 31, 2001. The net change in unrealized holding losses on trading securities held at December 31, 2002,and 2001, which has been included in income for the six-month period is ($95,128) and ($162,121), respectively. The Company expects that gains and losses will continue to fluctuate in the future.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

The Company posted net after-tax income of $253,084 ($0.03 income per share) for the six-month period ended December 31, 2002, compared with a net after-tax loss of $26,431 ($0.00 loss per share) for the six-month period ended December 31, 2001. Net income increased $279,515 as the company recorded $324,997 in private client advisory fees for the six-month period ended December 31, 2002. Combining the Company's gold-related expertise with improved gold markets, the Company has been able to participate in investment opportunities in gold products with higher margins and potentially significant returns.

REVENUES

Total consolidated revenues for the six months ended December 31, 2002, increased $298,488, or 8 percent, compared with the six months ended December 31, 2001. This was primarily due to a rise in the value of gold related investments in the private client account, resulting in increased advisory fees. Investment advisory fees for USGIF and USGAF remained relatively flat as the growth in higher-margin gold assets offset the declines in equity assets and low-margin money market funds. Transfer agent fees for the six months ended December 31, 2002, decreased $97,026, or 8 percent, compared with the six months ended December 31, 2001. This was due to a decline in the consolidated number of shareholder accounts.

The Company instituted a small account fee in January 2002 for low account balances in the funds. Market practices in the mutual fund industry typically demand that low fund expense ratios are necessary in order to remain competitive. As a result of the small account fees, which serve to reduce expenses borne by the funds, the gold funds have realized improvement in their expense ratios. Conversely, the Company is anticipating a significant drop in accounts under management in January 2003, resulting in a decline in transfer agent fees for the Company.

EXPENSES

Total consolidated expenses for the six months ended December 31, 2002, decreased $4,947 compared with the six months ended December 31, 2001. Reduced sub-advisory fees and personnel expenses offset increased insurance, software, and marketing costs, resulting in relatively flat expenses.

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

EBITDA for the six-month period ended December 31, 2002, was $447,907, which was an increase of $140,945 from an EBITDA of $306,962 for the six-month period ended December 31, 2001. The Company has been able to utilize its expertise in the field of gold and precious minerals to provide investment management services to a private advisory client whereby the Company earns a percentage of the market value of the client account. The underlying investments in this account had outstanding performance in the six months ended December 31, 2002, boosting operational returns relative to prior year.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 10 OF 19
------------------------------------------------------------------------------



RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2002 AND 2001

The Company posted net after-tax income of $141,977 ($0.02 income per share) for the quarter ended December 31, 2002, compared with a net after-tax loss of $21,530 ($0.00 loss per share) for the quarter ended December 31, 2001. Net income increased $163,507 as the company recorded $119,632 in private client advisory fees for the quarter ended December 31, 2002. Combining the Company's gold-related expertise with improved gold markets, the Company has been able to participate in investment opportunities in gold products with higher margins and potentially significant returns.

REVENUES

Total consolidated revenues for the quarter ended December 31, 2002, increased $155,034, or 8 percent, compared with the quarter ended December 31, 2001. This was primarily due to a rise in the value of gold related investments in the private client account, resulting in increased advisory fees. Investment advisory fees for USGIF and USGAF remained relatively flat as the growth in higher-margin gold assets offset the declines in equity assets and low-margin money market funds. Transfer agent fees for the quarter ended December 31, 2002, decreased $48,087, or 8 percent, compared with the quarter ended December 31, 2001. This was due to a decline in the consolidated number of shareholder accounts.

EXPENSES

Total consolidated expenses for the quarter ended December 31, 2002, increased $18,379, or 1 percent, compared with the quarter ended December 31, 2001. Reduced sub-advisory fees and personnel expenses offset increased insurance and marketing costs, resulting in relatively flat expenses.

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

EBITDA for the quarter ended December 31, 2002, was $152,594, which was an increase of $11,605 from an EBITDA of $140,989 for the quarter ended December 31, 2001. The Company has been able to utilize its expertise in the field of gold and precious minerals to provide investment management services to a private advisory client whereby the Company earns a percentage of the market value of the client account. The underlying investments in this account had outstanding performance in the six months ended December 31, 2002, boosting operational returns relative to prior year.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 2002, the Company has net operating loss carryovers (NOLs) of approximately $2.4 million, which will expire between fiscal 2005 and 2011, charitable contribution carryovers of approximately $63,000 expiring between 2004 and 2006, and alternative minimum tax credits of approximately $140,000 with indefinite expirations. The long-term deferred tax asset includes approximately $137,000 of unrealized losses on available-for-sale securities, approximately $195,000 from the permanent write-down of security valuations, and approximately $40,000 from annuity obligations. If certain changes in the Company's ownership occur subsequent to December 31, 2002, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $558,000 and $684,000 at December 31, 2002, and June 30, 2002, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 11 OF 19
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had net working capital (current assets minus current liabilities) of approximately $3.3 million and a current ratio of 5.4 to
1. With approximately $1.2 million in cash and cash equivalents and more than $1.2 million in unencumbered marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $5.6 million, with cash, cash equivalents, and unencumbered marketable securities comprising 33 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

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

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 12 OF 19
------------------------------------------------------------------------------



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

The table below summarizes the Company's equity price risks as of December 31, 2002, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

                                                                      ESTIMATED            INCREASE
                                                  HYPOTHETICAL      FAIR VALUE AFTER     (DECREASE) IN
                            FAIR VALUE AT          PERCENTAGE         HYPOTHETICAL       SHAREHOLDERS'
                          DECEMBER 31, 2002         CHANGE        PERCENT CHANGE            EQUITY
                              --------            ------------         -----------        ----------
Trading Securities            $734,329            25% increase         $   917,911        $  121,164
                                                  25% decrease         $   550,747        $ (121,164)
Available-for-Sale            $511,656            25% increase         $   639,570        $   84,423
                                                  25% decrease         $   383,742        $  (84,423)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 6, 2003, was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of February 6, 2003.

In the quarter ended December 31, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 13 OF 19
------------------------------------------------------------------------------



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

     11   Statement re: Computation of Per Share Income

     99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

     99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

2. Reports on Form 8-K

     None

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 14 OF 19
------------------------------------------------------------------------------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 U.S. GLOBAL INVESTORS, INC.




DATED: February 11, 2003         BY:  /s/ Frank E. Holmes
                                      ----------------------------------------
                                      Frank E. Holmes
                                      Chief Executive Officer


DATED: February 11, 2003         BY:  /s/ Frank E. Holmes
                                      ----------------------------------------
                                      Tracy C. Peterson
                                      Chief Financial Officer

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 15 OF 19
------------------------------------------------------------------------------



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



Date: February 11, 2003


/s/ Frank E. Holmes
---------------------------------
Signature
Frank E. Holmes, Chief Executive Officer

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 16 OF 19
------------------------------------------------------------------------------



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

Date: February 11, 2003


/s/ Tracy C. Peterson
----------------------------------
Signature
Tracy C. Peterson, Chief Financial Officer

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 17 OF 19
------------------------------------------------------------------------------



EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                                                SIX MONTHS ENDED          THREE MONTHS ENDED
                                                                   DECEMBER 31,               DECEMBER 31,
                                                            ------------------------    ------------------------
                                                               2002          2001           2002          2001
                                                            ----------   -----------    ----------   -----------
Net income (loss)                                           $  253,084   $   (26,431)   $  141,977   $   (21,530)
                                                            ==========   ===========    ==========   ===========

BASIC
Weighted average number of shares outstanding during the
    period                                                   7,465,419     7,459,774     7,464,993     7,448,859

Basic income (loss) per share                               $     0.03   $     (0.00)   $     0.02   $     (0.00)
                                                            ==========   ===========    ==========   ===========

DILUTED
Weighted average number of shares outstanding during
    quarter                                                  7,465,419     7,459,774     7,464,993     7,448,859

Effect of dilutive securities:
Common stock equivalent shares (determined using the
    "treasury stock" method) representing shares issuable
    upon exercise of preferred or common stock options           2,490          --            --            --
                                                            ----------   -----------    ----------   -----------
Weighted average number of shares used in calculation of
    diluted income (loss) per share                          7,467,909     7,459,774     7,464,993     7,448,859
                                                            ==========   ===========    ==========   ===========


Diluted income (loss) per share                             $     0.03   $     (0.00)   $     0.02   $     (0.00)
                                                            ==========   ===========    ==========   ===========

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 18 OF 19
------------------------------------------------------------------------------



EXHIBIT 99.1 - QUARTERLY CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of U.S. Global Investors, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the operations of the Company.




                           /s/ Frank E. Holmes
Date: February 11, 2003    -----------------------
                           Frank E. Holmes
                           Chief Executive Officer

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2002, QUARTERLY REPORT ON FORM 10-Q                 PAGE 19 OF 19
------------------------------------------------------------------------------



EXHIBIT 99.2 - QUARTERLY CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of U.S. Global Investors, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the operations of the Company.




                           /s/ Tracy C. Peterson
Date: February 11, 2003    -----------------------
                           Tracy C. Peterson
                           Chief Financial Officer