Form 10-Q
period 2003-03-31
U S GLOBAL INVESTORS INC
filed 2003-05-15
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q
             ------------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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

       YES  [X]                                       NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
       YES  [ ]                                       NO [X]

On May 12, 2003, there were 6,311,474 shares of Registrant's class A nonvoting common stock issued and 5,960,393 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION.................................................1

        ITEM 1. FINANCIAL STATEMENTS..........................................1

                Consolidated Statements of Financial Condition
                (Unaudited)...................................................1

                Consolidated Statements of Operations and Comprehensive
                Loss (Unaudited)..............................................3

                Consolidated Statements of Cash Flows (Unaudited).............4

                Notes To Consolidated Financial Statements (Unaudited)........5

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................9

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK..................................................13

        ITEM 4. CONTROLS AND PROCEDURES......................................13

PART II. OTHER INFORMATION...................................................14

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................14

        SIGNATURES...........................................................15

        EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME
           (LOSS) PER SHARE..................................................18

        EXHIBIT 99.1 -- QUARTERLY CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.........19

        EXHIBIT 99.2 -- QUARTERLY CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.........20

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 1 of 20
------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                     ASSETS

                                              MARCH 31, 2003      JUNE 30, 2002
                                              --------------      -------------
                                               (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                  $1,051,523            $  988,936
    Due from brokers                              123,030                70,871
    Trading securities, at fair value             756,143             1,409,474
    Receivables
       Mutual funds                               801,540               963,730
       Employees                                    2,231                78,070
       Other                                      342,676                32,194
    Prepaid expenses                              414,954               279,273
    Deferred tax asset                            368,292               365,421
                                               ----------           -----------

       TOTAL CURRENT ASSETS                     3,860,389             4,187,969
                                               ----------           -----------

NET PROPERTY AND EQUIPMENT                      1,782,525             1,869,990
                                               ----------           -----------

OTHER ASSETS
    Restricted investments                        195,000               210,000
    Long-term deferred tax asset                  898,646               739,154
    Investment securities available-for-sale,
       at fair value                              415,486               853,612
    Other                                             --                 44,296
                                               ----------           -----------
       TOTAL OTHER ASSETS                       1,509,132             1,847,062
                                               ----------           -----------

       TOTAL ASSETS                            $7,152,046            $7,905,021
                                               ==========           ===========

         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 2 of 20
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY


                                              MARCH 31, 2003      JUNE 30, 2002
                                              --------------      -------------
                                               (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable                           $    48,186          $   695,693
    Accrued compensation and related costs         218,314              221,282
    Current portion of notes payable                68,908               65,637
    Current portion of annuity and
      contractual obligation                        10,283                9,758
    Other accrued expenses                         330,350              264,625
                                               -----------          -----------

       TOTAL CURRENT LIABILITIES                   676,041            1,256,995
                                               -----------          -----------

    Notes payable-net of current portion           904,267              955,569
    Annuity and contractual obligations            104,693              112,398
                                               -----------          -----------

       TOTAL NON-CURRENT LIABILITIES             1,008,960            1,067,967
                                               -----------          -----------

       TOTAL LIABILITIES                         1,685,001            2,324,962
                                               -----------          -----------

SHAREHOLDERS' EQUITY
    Common stock (Class A) - $.05 par value;
       nonvoting; authorized, 7,000,000
       shares; issued, 6,311,474 shares            315,574              315,574
    Common stock (Class B) - $.05 par value;
       nonvoting; authorized, 2,250,000
       shares; no shares issued                        --                    --
    Common stock (Class C) - $.05 par value;
       voting; authorized, 1,750,000 shares;
        issued, 1,496,800 shares                    74,840               74,840
    Additional paid-in-capital                  10,756,655           10,761,276
    Treasury stock, class A shares at cost;
       351,081 and 345,331 shares at
       March 31, 2003, and June 30, 2002,
       respectively                               (642,036)            (639,407)
    Accumulated other comprehensive loss,
       net of tax                                 (329,649)             (40,651)
    Accumulated deficit                         (4,708,339)          (4,891,573)
                                               -----------          -----------

       TOTAL SHAREHOLDERS' EQUITY                5,467,045            5,580,059
                                               -----------          -----------

       TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                               $ 7,152,046          $ 7,905,021
                                               ===========          ===========


         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 3 of 20
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

                                                           NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                MARCH 31,                          MARCH 31,
                                                         ---------------------              ---------------------
                                                         2003             2002              2003             2002
                                                         ----             ----              ----             ----
REVENUES
   Investment advisory fees                           $3,640,193       $3,630,513        $1,227,994       $1,213,184
   Transfer agent fees                                 1,655,045        1,825,656           492,632          566,217
   Custodial and administrative fees                     120,959          122,772            35,531           33,282
   Investment income (loss)                                 (883)        (119,734)           80,374          103,075
   Private client advisory fees                          308,678               --           (16,319)              --
   Other                                                 161,701          186,527            53,783           16,766
                                                     -----------      -----------       ------------     -----------
                                                       5,885,693        5,645,734         1,873,995        1,932,524
EXPENSES
   General and administrative                          5,547,800        5,472,332         1,888,880        1,816,015
   Depreciation                                           96,736           92,777            38,033           28,846
   Interest                                               63,808           64,641            21,316           19,827
                                                     ------------     ------------      -----------      -----------
                                                       5,708,344        5,629,750         1,948,229        1,864,688
                                                     -----------      -----------       -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                        177,349           15,984           (74,234)          67,836

PROVISION FOR FEDERAL INCOME TAXES
   Tax (Benefit) Expense                                  (5,885)          67,305            (4,384)          92,726
                                                     ------------     -----------        ----------      ------------
NET INCOME (LOSS)                                    $   183,234      $   (51,321)      $   (69,850)      $  (24,890)

Other comprehensive loss, net of tax
Unrealized losses on available-for-sale
   securities                                           (288,998)         (96,250)          (63,307)         (47,970)
                                                        ---------     -------------     ------------     ------------

COMPREHENSIVE LOSS                                    $ (105,764)      $ (147,571)       $ (133,157)      $  (72,860)
                                                      ===========      ===========       ===========      ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE         $     0.02       $    (0.01)       $    (0.01)      $    (0.00)
                                                      ==========       ===========       ===========      ===========



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 4 of 20
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            NINE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                          2003                            2002
                                                                 ------------------------        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $   183,234                     $   (51,321)
Adjustments   to  reconcile  net  income  (loss)  to  net  cash
provided by operating activities:
     Depreciation                                                          96,736                          92,777
     Net gains on sale of available-for-sale securities                    (8,884)                             --
     Net (gains) losses on sale of trading securities                     (14,142)                         87,948
     Stock dividends on available-for-sale securities                      (5,249)                             --
     Provision (benefit) for deferred taxes                                (5,885)                         67,305
Changes in assets and liabilities, impacting cash from operations:
     Accounts receivable                                                  (72,453)                        107,965
     Prepaid expenses and other                                          (136,145)                       (171,078)
     Trading securities                                                   667,473                         171,460
     Accounts payable and accrued expenses                               (584,750)                       (299,953)
                                                                      ------------                    ------------
Total adjustments                                                         (63,299)                         56,424
                                                                      ------------                    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 119,935                           5,103
                                                                      -----------                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (9,271)                         (4,765)
     Purchase of available-for-sale securities                                 --                        (162,911)
     Proceeds on sale of available-for-sale securities                     14,384                              --
                                                                      -----------                     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         5,113                        (167,676)
                                                                      -----------                     ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Payments on annuity                                                   (7,180)                         (6,766)
     Payments on note payable                                             (48,031)                        (46,078)
     Proceeds  from  issuance or  exercise of stock,  warrants,
     and options                                                           36,899                          43,439
     Purchase of treasury stock                                           (44,149)                        (76,654)
                                                                      ------------                    ------------
NET CASH USED IN FINANCING ACTIVITIES                                     (62,461)                        (86,059)
                                                                      ------------                    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       62,587                        (248,632)

BEGINNING CASH AND CASH EQUIVALENTS                                       988,936                       1,333,922
                                                                      -----------                     -----------

ENDING CASH AND CASH EQUIVALENTS                                      $ 1,051,523                     $ 1,085,290
                                                                      ===========                     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                           $    63,808                     $    64,641



         The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 5 of 20
------------------------------------------------------------------------------

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month and three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. INVESTMENTS

The cost of investments classified as trading at March 31, 2003, and June 30, 2002, was $1,708,737 and $2,178,041, respectively. The market value of investments classified as trading at March 31, 2003, and June 30, 2002, was $756,143 and $1,409,474, respectively. The net change in unrealized holding losses on trading securities held at March 31, 2003, and 2002, which has been included in income for the nine-month period, is $(52,271) and $(68,670), respectively. Sales of trading securities generated realized gains (losses) of $14,142 and $(87,948) for the nine-month period ended March 31, 2003, and 2002, respectively.

During fiscal 2002 and the first quarter of fiscal 2003, securities were purchased on behalf of a private advisory client of the Company for approximately $582,000 and were included in trading securities on the Company's statement of financial condition. These securities had contingent payables that were required to be paid by the Company to the private advisory client upon liquidation of the securities, net of any fees earned. These payables were included in accounts payable on the statement of financial condition at June 30, 2002, and September 30, 2002. To better reflect the spirit of the relationship, during December 2002 these securities were re-registered, and, as a result, were no longer recorded as an asset of the Company and there were no longer any associated contingent payables. Beneficial ownership of the securities has been, and still is, maintained by the private advisory client. The Company has a fee arrangement for these securities whereby it receives a 2% administrative fee annually plus 20% of any gains from the sale of the securities, payable at the settlement of the sales. The Company has recorded $308,678 and $(16,319) from these fee arrangements for the nine-month period and quarter ended March 31, 2003, respectively. These amounts have been classified as private client advisory fees on the statement of operations.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable, was $914,954 and $915,204 at March 31, 2003, and June 30, 2002, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair market value at March 31, 2003, and June 30, 2002, of $415,486 and $853,612, respectively, with $329,649 and $40,651, respectively, net of tax, in unrealized losses being recorded as a separate component of shareholders' equity. Sales of available-for-sale securities generated realized gains of $8,884 and $0 for the nine-month period ended March 31, 2003, and 2002, respectively.

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

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 6 of 20
------------------------------------------------------------------------------

receives certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, management of investments for a private client, as well as gains on marketable securities transactions for the Company's proprietary account.

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2003, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the nine-month period ended March 31, 2003, and 2002, were $1,172,904 and $1,234,680, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2004 and May 2004, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

NOTE 4. BORROWINGS

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of March 31, 2003, the balance on the note was $973,175. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent annually. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at March 31, 2003.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable. As of March 31, 2003, this credit facility remained unutilized by the Company.

NOTE 5. INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2003, the Company has net operating loss carryovers (NOLs) of approximately $2.5 million, which will expire between fiscal 2010 and 2022, charitable contribution carryovers of approximately $64,000 expiring between 2004 and 2006, and alternative minimum tax credits of approximately $140,000 with indefinite expirations. The long-term deferred tax asset includes approximately $170,000 of unrealized losses on available-for-sale securities, approximately $195,000 from the permanent write-down of security valuations, and approximately $39,000 from annuity obligations. If certain changes in the Company's ownership occur subsequent to March 31, 2003, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $527,000 and $684,000 at March 31, 2003, and June 30, 2002, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to its mutual funds and private client, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 7 of 20
------------------------------------------------------------------------------


                                               INVESTMENT
                                               MANAGEMENT       CORPORATE
                                                SERVICES       INVESTMENTS     CONSOLIDATED
                                               -----------    --------------   ------------
NINE MONTHS ENDED MARCH 31, 2003
Net revenues                                   $ 5,886,576    $         (883)  $ 5,885,693
                                               ===========    ==============   ===========

Net income (loss) before income taxes          $   178,857    $       (1,508)  $   177,349
                                               ===========    ==============   ===========

Depreciation                                   $    96,736    $         --     $    96,736
                                               ===========    ==============   ===========
Interest expense                               $    63,183    $          625   $    63,808
                                               ===========    ==============   ===========
Capital expenditures                           $     9,271    $         --     $     9,271
                                               ===========    ==============   ===========

Gross identifiable assets at March 31, 2003    $ 4,713,479    $    1,171,629   $ 5,885,108
    Deferred tax asset                                                           1,266,938
                                                                               -----------
Consolidated total assets at March 31, 2003                                    $ 7,152,046
                                                                               ===========

NINE MONTHS ENDED MARCH 31, 2002
Net revenues                                   $ 5,765,468    $     (119,734)  $ 5,645,734
                                               ===========    ==============   ===========

Net income (loss) before income taxes          $   136,118    $     (120,134)  $    15,984
                                               ===========    ==============   ===========

Depreciation                                   $    92,777    $         --     $    92,777
                                               ===========    ==============   ===========
Interest expense                                    64,267    $          374   $    64,641
                                               ===========    ==============   ===========
Capital expenditures                           $     4,765    $         --     $     4,765
                                               ===========    ==============   ===========

Gross identifiable assets at March 31, 2002    $ 4,739,075    $    1,616,233   $ 6,355,308
    Deferred tax asset                                                           1,023,293
                                                                               -----------
Consolidated total assets at March 31, 2002                                    $ 7,378,601
                                                                               ===========

                                               INVESTMENT
                                               MANAGEMENT       CORPORATE
                                                SERVICES       INVESTMENTS     CONSOLIDATED
                                               -----------    --------------   ------------
THREE MONTHS ENDED MARCH 31, 2003
Net revenues                                   $ 1,793,621    $       80,374   $ 1,873,995
                                               ===========    ==============   ===========

Net income (loss) before income taxes          $  (154,608)   $       80,374   $   (74,234)
                                               ===========    ==============   ===========

Depreciation                                   $    38,033    $         --     $    38,033
                                               ===========    ==============   ===========
Interest expense                               $    21,316    $         --     $    21,316
                                               ===========    ==============   ===========
Capital expenditures                           $     8,411    $         --     $     8,411
                                               ===========    ==============   ===========

THREE MONTHS ENDED MARCH 31, 2002
Net revenues                                   $ 1,829,449    $      103,075   $ 1,932,524
                                               ===========    ==============   ===========

Net income (loss) before income taxes          $   (35,161)   $      102,997   $    67,836
                                               ===========    ==============   ===========


Depreciation                                   $    28,846    $         --     $    28,846
                                               ===========    ==============   ===========
Interest expense                               $    19,749    $           78   $    19,827
                                               ===========    ==============   ===========
Capital expenditures                           $     3,265    $         --     $     3,265
                                               ===========    ==============   ===========

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 8 of 20
------------------------------------------------------------------------------

NOTE 7. CONTINGENCIES

In fiscal year 2002, the Company was named as one of several defendants in a civil lawsuit filed in New York. Management consulted with legal counsel and determined that the Company had strong merits for either having the case dismissed or obtaining a favorable ruling. In addition, the Company filed a claim against its insurance policy, and the carrier agreed to coverage on this claim. Insurance reimbursements for legal expenses incurred as a result of this lawsuit have been included in other receivables in the amount of $11,221 at March 31, 2003.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 9 of 20
------------------------------------------------------------------------------

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

The Company generates the majority of its operating revenues from the investment management of products and from providing services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Notwithstanding that the Company generates the majority of its revenues from this segment, the Company holds a significant portion of its total assets in proprietary investments. The following is a brief discussion of the Company's two business segments.

INVESTMENT MANAGEMENT PRODUCTS AND SERVICES

As noted above, the Company generates the majority of its revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, thereby affecting income and results of operations.

Recent market trends, as reflected in Investment Company Institute (ICI) mutual fund money flow data, have affected the investment industry as a whole, as well as the Company, USGIF and USGAF. The trailing nine-month period has been very difficult for money market funds due to continued interest rate cuts that have resulted in the lowest money market yields in 30 years. As money market investors seek alternative short-term investments with higher yields, along with equity investors rebalancing their portfolios, there has been an increase in bond fund cash flows. In addition, the sustained bear market, coupled with earnings compression and an overall pessimism regarding earnings growth, has resulted in negative cash flows and asset valuation declines in equity funds. In contrast, gold-related investments have performed relatively well during this period and valuations have increased as a result of gold bullion reaching a seven-year high of $389 per ounce during the period.

During the nine-month period ended March 31, 2003, mutual fund assets under management averaged $1.08 billion versus $1.16 billion for the same period ended March 31, 2002. This decline was primarily due to net redemptions in the money market funds and declines in equity assets, which were partially offset by growth in gold assets and net inflows into the municipal bond funds.

The company has entered into a one-time arrangement with a private client and has a fee arrangement for the securities in the private client account whereby it receives a 2% administrative fee annually plus 20% of any gains from the sale of the securities, payable at the settlement of the sales. The Company has recorded $308,678 and $(16,319) from these fee arrangements for the nine-month period and quarter ended March 31, 2003, respectively. These amounts have been classified as private client advisory fees on the statement of operations. As discussed in Note 2 to the Consolidated Financial Statements, these securities are no longer recorded as an asset of the Company with an offsetting contingent

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 10 of 20
------------------------------------------------------------------------------

payable. The aforementioned change had no effect on shareholders' equity or net income of the Company, but reflects only a change in presentation of the relationship with the client.

INVESTMENT ACTIVITIES

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On March 31, 2003, the Company held approximately $1.2 million in investment securities. The value of these investments is approximately 16 percent of total assets and 21 percent of shareholders' equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the nine-month period ended March 31, 2003, the Company had realized gains of approximately $23,000 compared with net realized losses of approximately $88,000 for the nine-month period ended March 31, 2002. The net change in unrealized holding losses on trading securities held at March 31, 2003, and 2002, which has been included in income for the nine-month period, is $(52,271) and $(68,670), respectively. The Company expects that gains and losses will continue to fluctuate in the future.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2003 AND 2002

The Company posted net after-tax income of $183,234 ($0.02 income per share) for the nine-month period ended March 31, 2003, compared with a net after-tax loss of $51,321 ($0.01 loss per share) for the nine-month period ended March 31, 2002. Net income increased $234,555 as the company recorded $308,678 in private client advisory fees for the nine-month period ended March 31, 2003. Combining the Company's gold-related expertise with improved gold markets, the Company has been able to participate in investment opportunities in gold products with higher margins and potentially significant returns.

REVENUES

Total consolidated revenues for the nine months ended March 31, 2003, increased $239,959, or 4 percent, compared with the nine months ended March 31, 2002. This was primarily due to a rise in the value of gold-related investments in the private client account, resulting in increased advisory fees. Investment advisory fees from USGIF and USGAF remained relatively flat as the growth in higher-margin gold assets offset declines in equity assets and low-margin money market assets. Transfer agent fees for the nine months ended March 31, 2003, decreased $170,611, or 9 percent, compared with the nine months ended March 31, 2002. This was due to a decline in the consolidated number of shareholder accounts.

The Company instituted a small account fee in January 2002 for shareholders with low account balances in the funds. Market practices in the mutual fund industry typically demand that low fund expense ratios are necessary in order to remain competitive. As a result of the small account fees, which serve to reduce expenses borne by the funds, the gold funds have realized improvements in their expense ratios. Conversely, the Company realized a significant drop in accounts under management in January 2003, which has resulted in a decline in transfer agent fees for the Company.

EXPENSES

Total consolidated expenses for the nine months ended March 31, 2003, increased $78,594, or 1 percent, compared with the nine months ended March 31, 2002. A decrease in personnel expenses was offset by increased insurance, software, sub-advisory fees and marketing costs, resulting in relatively flat expenses.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 11 of 20
------------------------------------------------------------------------------

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance since this measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. The following is a reconciliation of Income Before Income Taxes to EBITDA:

                                                     NINE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                          2003        2002
                                                       ---------    --------
INCOME BEFORE INCOME TAXES                             $ 177,349    $ 15,984
Adjustments:
     Interest                                             63,808      64,641
     Depreciation                                         96,736      92,777
     Net Realized (Gains) Losses on Securities           (23,026)     87,948
     Net Unrealized Losses on Trading Securities          52,271      68,670
                                                       ---------    --------
EBITDA                                                 $ 367,138    $330,020
                                                       =========    ========

EBITDA for the nine-month period ended March 31, 2003, was $367,138, which was an increase of $37,118 from an EBITDA of $330,020 for the nine-month period ended March 31, 2002. The Company has been able to utilize its expertise in the field of gold and precious minerals to provide investment management services to a private advisory client whereby the Company earns a percentage of the gains realized in the client account. The underlying investments in this account had outstanding performance in the nine months ended March 31, 2003, boosting operational returns relative to prior year. Conversely, during the same period the Company experienced a reduction in transfer agent fee revenue and an increase in operating expenses.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2003 AND 2002

The Company posted a net after-tax loss of $69,850 ($0.01 loss per share) for the quarter ended March 31, 2003, compared with a net after-tax loss of $24,890 ($0.00 loss per share) for the quarter ended March 31, 2002.

REVENUES

Total consolidated revenues for the quarter ended March 31, 2003, decreased $58,529, or 3 percent, compared with the quarter ended March 31, 2002. Investment advisory fees from USGIF and USGAF remained relatively flat as the growth in higher-margin gold assets offset declines in equity assets and low-margin money market assets. Transfer agent fees for the quarter ended March 31, 2003, decreased $73,585, or 13 percent, compared with the quarter ended March 31, 2002. This was due to a decline in the consolidated number of shareholder accounts.

EXPENSES

Total consolidated expenses for the quarter ended March 31, 2003, increased $83,541, or 4 percent, compared with the quarter ended March 31, 2002. An increase in sub-advisory fees and marketing costs was partially offset by a reduction in personnel expenses.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          2003        2002
                                                       ---------    --------
INCOME (LOSS) BEFORE INCOME TAXES                   $    (74,234)  $  67,836
Adjustments:
     Interest                                             21,316      19,827
     Depreciation                                         38,033      28,846
     Net Realized (Gains) Losses on Securities           (23,026)          -
     Net Unrealized Gains on Trading Securities          (42,857)    (93,453)
                                                      -----------  ----------
EBITDA                                               $   (80,768)  $  23,056
                                                     ============  =========

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 12 of 20
------------------------------------------------------------------------------

EBITDA for the quarter ended March 31, 2003, was $(80,768), which was a decrease of $103,824 from an EBITDA of $23,056 for the quarter ended March 31, 2002. This decrease was primarily a result of a $73,585 reduction in transfer agent fee revenue coupled with an increase in operating expenses.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2003, the Company has net operating loss carryovers (NOLs) of approximately $2.5 million, which will expire between fiscal 2010 and 2022, charitable contribution carryovers of approximately $64,000 expiring between 2004 and 2006, and alternative minimum tax credits of approximately $140,000 with indefinite expirations. The long-term deferred tax asset includes approximately $170,000 of unrealized losses on available-for-sale securities, approximately $195,000 from the permanent write-down of security valuations, and approximately $39,000 from annuity obligations. If certain changes in the Company's ownership occur subsequent to March 31, 2003, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $527,000 and $684,000 at March 31, 2003, and June 30, 2002, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had net working capital (current assets minus current liabilities) of approximately $3.2 million and a current ratio of 6 to
1. With approximately $1.1 million in cash and cash equivalents and more than $1.2 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. The Company has a note payable to a bank whereby it must maintain certain financial covenants. One of the covenants requires that the Company maintain cash and cash equivalents and eligible marketable securities to meet or exceed $1 million at the end of each quarter. The Company is in full compliance with all of its financial covenants at March 31, 2003. Total shareholders' equity was approximately $5.5 million, with cash, cash equivalents, and marketable securities comprising 31 percent of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2004, and May 31, 2004, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 13 of 20
------------------------------------------------------------------------------

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

The sensitivity analysis below summarizes the Company's equity price risks as of March 31, 2003, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

SENSITIVITY ANALYSIS                               ESTIMATED       INCREASE
                                  HYPOTHETICAL  FAIR VALUE AFTER (DECREASE) IN
                   FAIR VALUE AT   PERCENTAGE     HYPOTHETICAL   SHAREHOLDERS'
                   MARCH 31, 2003    CHANGE      PERCENT CHANGE     EQUITY
                   -------------- ------------  ---------------- -------------
Trading Securities    $756,143    25% increase      $945,179      $ 124,764
                                  25% decrease      $567,107      $(124,764)
Available-for-Sale    $415,486    25% increase      $519,358      $  68,556
                                  25% decrease      $311,614      $ (68,556)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2003, was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of May 2, 2003.

In the quarter ended March 31, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 14 of 20
------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

     11   Statement re: Computation of Per Share Income
     99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
     99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

2. Reports on Form 8-K

     None

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 15 of 20
------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                U.S. GLOBAL INVESTORS, INC.




DATED: May 15, 2003         BY: /s/Frank E. Holmes
                                ----------------------------------------
                                Frank E. Holmes
                                Chief Executive Officer


DATED: May 15, 2003         BY: /s/Tracy C. Peterson
                                ----------------------------------------
                                Tracy C. Peterson
                                Chief Financial Officer

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 16 of 20
------------------------------------------------------------------------------

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


Date: May 15, 2003


/s/Frank E. Holmes
---------------------------------
Signature
Frank E. Holmes, Chief Executive Officer

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 17 of 20
------------------------------------------------------------------------------

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

Date: May 15, 2003


/s/Tracy C. Peterson
----------------------------------
Signature
Tracy C. Peterson, Chief Financial Officer

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 18 of 20
------------------------------------------------------------------------------

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE


                                                                NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                    MARCH 31,                    MARCH 31,
                                                           -------------------------    --------------------------
                                                               2003          2002           2003           2002
                                                           -----------   -----------    -----------    ------------
Net income (loss)                                          $   183,234   $   (51,321)   $   (69,850)   $   (24,890)
                                                           ===========   ===========    ===========    ===========
BASIC
Weighted average number of shares outstanding during the
    period                                                   7,462,437     7,455,450      7,456,340      7,446,610

Basic income (loss) per share                              $      0.02   $     (0.01)   $     (0.01)   $     (0.00)
                                                           ===========   ===========    ===========    ===========

DILUTED
Weighted average number of shares outstanding during the
    period                                                   7,462,437     7,455,450      7,456,340      7,446,610

Effect of dilutive securities:
Common stock equivalent shares (determined using the
    "treasury stock" method) representing shares issuable
     upon exercise of preferred or common stock options          7,785          --           30,516           --
Weighted average number of shares used in calculation of   -----------   -----------    -----------    -----------
    diluted income (loss) per share                          7,470,222     7,455,450      7,486,856      7,446,610
                                                           ===========   ===========    ===========    ===========


Diluted income (loss) per share                            $      0.02  $      (0.01)   $     (0.01)   $     (0.00)
                                                           ===========  ============    ===========    ===========

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 19 of 20
------------------------------------------------------------------------------

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

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the operations of the Company.




                           /s/Frank E. Holmes
Date: May 15, 2003         -----------------------
                           Frank E. Holmes
                           Chief Executive Officer

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2003, QUARTERLY REPORT ON FORM 10-Q                  PAGE 20 of 20
------------------------------------------------------------------------------

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

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the operations of the Company.




                           /s/Tracy C. Peterson
Date: May 15, 2003         -----------------------
                           Tracy C. Peterson
                           Chief Financial Officer