Form 10-K
period 2003-06-30
U S GLOBAL INVESTORS INC
filed 2003-09-29
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

                       REGISTERED: NASDAQ SMALL CAP ISSUES

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES |_| NO |X|


The aggregate market value of the 4,640,452 shares of nonvoting class A common stock held by nonaffiliates of the registrant on September 22, 2003, based on the last sale price on Nasdaq as of December 31, 2002, was $11,369,107. Registrant's only voting stock is its class C common stock, par value of $0.05 per share, for which there is no active market. The aggregate value of the 104,589 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2003 (based on the last sale price of the class C common stock in a private transaction) was $52,295. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant.


On September 22, 2003, there were 6,311,474 shares of Registrant's class A nonvoting common stock issued and 5,976,996 shares of Registrant's class A nonvoting common stock issued and outstanding, no shares of Registrant's class B nonvoting common stock outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                    Documents incorporated by reference: None

TABLE OF CONTENTS

Part I of Annual Report on Form 10-K

   Item 1. Business____________________________________________________________1

   Item 2. Properties__________________________________________________________4

   Item 3. Legal Proceedings___________________________________________________5

   Item 4. Submission of Matters to a Vote of Security Holders_________________5

 Part II of Annual Report on Form 10-K

   Item 5. Market for Company's Common Equity and
             Related Shareholder Matters_______________________________________6

   Item 6. Selected Financial Data_____________________________________________7

   Item 7. Management's Discussion and Analysis of
             Financial Condition and Results of Operations_____________________7

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk________14

   Item 8. Financial Statements and Supplementary Data________________________15

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure_______________________________________________________33

   Item 9A. Controls and Procedures___________________________________________33

 Part III of Annual Report on Form 10-K

   Item 10. Directors and Executive Officers of the Company___________________34

   Item 11. Executive Compensation____________________________________________36

   Item 12. Security Ownership of Certain Beneficial Owners and Management____39

   Item 13. Certain Relationships and Related Transactions____________________41

   Item 14. Principal Accounting Fees and Services____________________________41

 Part IV of Annual Report on Form 10-K

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K__________________________________________42

   Signatures_________________________________________________________________45

   Certifications_____________________________________________________________46

   Exhibit 16 - Letter Regarding Change in Certifying Accountant______________48

   Exhibit 21 - Subsidiaries of the Company, Jurisdiction of Incorporation, and Percentage of Ownership____________________49

   Exhibit 99.1 - Certification of Chief Executive Officer

                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002___50

   Exhibit 99.2 - Certification of Chief Financial Officer

                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002___51

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

     As required by the Investment Company Act of 1940, the Advisory Agreements are subject to annual renewal and are terminable upon 60-day notice. The boards of trustees of USGIF and USGAF will consider renewal of the applicable agreements in February and May 2004, respectively. Management anticipates that the Advisory Agreements will be renewed.

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

     The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The agreements will be considered for renewal by the boards of trustees of USGIF and of USGAF in February and May 2004, respectively, and management anticipates that the agreements will be renewed.

     BROKERAGE SERVICES. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (USGB), with the National Association of Securities Dealers (NASD), the Securities and Exchange Commission (SEC), and appropriate state regulatory authorities as a limited-purpose broker/dealer for the purpose of distributing USGIF and USGAF fund shares. Effective September 3, 1998, USGB became the distributor for USGIF and

     USGAF fund shares. For the fiscal year ended June 30, 2003, the Company has capitalized USGB with approximately $828,925 to cover the costs associated with continuing operations.

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


     EMPLOYEES

     As of June 30, 2003, U.S. Global and its subsidiaries employed 56 full-time employees and 5 part-time employees; as of June 30, 2002, it employed 60 full-time employees and 6 part-time employees. The Company considers its relationship with its employees to be good.


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

     A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives, and have more experience and greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete with these other mutual funds. In particular, the company is known for its expertise in the gold mining and exploration industry. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.

     Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on each fund's investment performance, the quality of services provided to shareholders, and the Company's efforts to market the funds effectively. Sales of fund shares generate management fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts). Costs of distribution and compliance have put pressure on profit margins for the mutual fund industry.


     SUPERVISION AND REGULATION

     The Company, USSI, USGB, and the investment companies it manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the funds will not have a material adverse effect on its business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund industry.

     Recent and accelerating regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the mutual fund industry and the capital markets. This momentum of new regulations has contributed significantly to the costs of managing and administering mutual funds. The future regulatory environment remains uncertain as no political or regulatory initiatives are currently underway to assess the impact or consequences to the capital markets of these costly pronouncements and oversight.

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

ITEM 2. PROPERTIES

     The Company presently occupies an office building as its headquarters in San Antonio, Texas. The office building is approximately 46,000 square feet on approximately 2.5 acres of land. This building is currently subject to a term loan for $956,560.

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

     No matters were submitted to a vote of security holders during fiscal year 2003.

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

     The following table sets forth the range of high and low sales prices from Nasdaq for the fiscal years ended June 30, 2003 and 2002. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

                                   SALES PRICE
-----------------------------------------------------------------------------
                                     2003                      2002
-------------------------- ------------ ----------- ------------ ------------
                             HIGH ($)     LOW ($)     HIGH ($)      LOW ($)
-------------------------- ------------ ----------- ------------ ------------
First quarter (9/30)           2.250       1.280        1.050        0.900

Second quarter (12/31)         2.449       0.970        1.100        0.900

Third quarter (3/31)           2.580       1.860        1.800        1.000

Fourth quarter (6/30)          2.079       1.520        2.450        1.790


     HOLDERS

     On September 22, 2003, there were 248 holders of record of class A common stock, no holders of record of class B common stock, and 71 holders of record of class C common stock.

     Many of the class A common shares are held of record by nominees, and management believes that as of September 22, 2003, there were approximately 1,000 beneficial owners of the Company's class A common stock.


     DIVIDENDS

     The Company has not paid cash dividends on its class C common stock during the last nineteen fiscal years and has never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company's board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-K. The selected financial data as of June 30, 1999, through June 30, 2003, and the years then ended is derived from the Company's Consolidated Financial Statements, which were audited by Ernst & Young LLP, independent accountants.


SELECTED                              YEAR ENDED JUNE 30,
FINANCIAL DATA
---------------------- ------------------------------------------------------------------
                           2003          2002         2001          2000          1999
---------------------- -----------   -----------   -----------   -----------  -----------

Revenues               $ 7,478,936   $ 7,767,514   $ 8,893,884   $10,912,764  $ 9,739,180

Expenses                 7,817,883     8,104,299     9,652,382    10,495,271   10,665,616
                         ---------     ---------     ---------    ----------   ----------
Income (loss) before
equity interest,
gain on litigation
settlement and
income taxes             (338,947)      (336,785)    (758,498)       417,493    (926,436)

Equity in income
(loss) of affiliate             --             --           --        51,739    (743,041)(1)

Gain on litigation
settlement                 371,057             --           --            --           --

Income tax (benefit)
expense                   (10,502)       (95,351)       36,181      (26,526)      183,329
                          --------       --------       ------      --------      -------
Net income (loss)         $ 42,612     $(241,434)    $(794,679)     $495,758 $(1,852,806)

Basic income (loss)
per share                     0.01         (0.03)        (0.11)         0.07       (0.28)

Working capital          3,562,885      2,930,974     3,246,792    3,138,009    2,441,109

Total assets             7,439,687      7,905,021     7,912,184    9,118,624    8,328,138

Long-term obligations      988,536      1,067,967     1,135,903    1,197,961    1,255,724

Shareholders' equity     5,673,689      5,580,059     5,715,520    6,484,486    5,912,238

Net cash provided by
operations                 128,916          6,239       132,855    1,255,844      850,577
------------------
(1)  The gain on changes of interest in affiliate for fiscal year 1999 of
     $97,744 is included in equity in income (loss) of affiliate.


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

     The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Notwithstanding the fact that the Company generates the majority of its revenues from this segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2003, the Company held approximately $1.1 million in investments, comprising 15.0% of its total assets. The following is a brief discussion of the Company's two business segments.


     INVESTMENT MANAGEMENT PRODUCTS AND SERVICES

     The Company generates substantially all of its operating revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds' asset levels, thereby affecting income and results of operations. During fiscal year 2003, total average assets under management decreased 8.1% to $1.07 billion primarily due to shareholder redemptions in the U.S. Government Securities Savings Fund, which reflects a current industry trend as investors are moving away from lower yielding money market funds and are seeking investment products with higher yields.

---------------------------------------------------------------------------------------------
                         AVERAGE ASSETS UNDER MANAGEMENT
                              (DOLLARS IN MILLIONS)
----------------------- ---------- ---------- ------------ ---------- --------- -------------
                           2003       2002      % CHANGE      2002       2001     % CHANGE
----------------------- ---------- ---------- ------------ ---------- --------- -------------

USGIF - Money Market      $ 746      $ 872      (14.4)%      $ 872     $ 910        (4.2)%

USGIF - Other               224        167       34.1 %        167       164         1.8 %
                            ---        ---       ------        ---       ---         -----

USGIF - Total               970      1,039       (6.6)%      1,039     1,074        (3.3)%

USGAF                       101        126      (19.8)%        126       205       (38.5)%
                            ---        ---      -------        ---       ---       -------

Total                    $1,071     $1,165       (8.1)%     $1,165    $1,279        (8.9)%



     INVESTMENT ACTIVITIES

     Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management. Management attempts to maximize the Company's return on its cash position by using a diversified venture capital approach to investing. Strategically, management invests in early-stage or start-up businesses seeking initial financing and more mature businesses in need of capital for expansion, acquisitions, management buyouts, or recapitalization. Management has reduced these activities due to poor market conditions.

     As of June 30, 2003 and 2002, the Company held approximately $1.1 and $2.3 million, respectively, in investments other than USGIF money market mutual fund shares. Investment income from the Company's investments includes realized gains and losses, unrealized gains and losses on trading securities, other-than-temporary impairments on available-for-sale securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For fiscal years 2003, 2002, and 2001, the Company had net realized gains (losses) of approximately $(97,000), $(49,000), and $383,000, respectively. The Company expects that gains or losses will continue to fluctuate in the future, as fluctuations in the market value of the Company's investments will affect the amounts of such gains or losses.

     CONSOLIDATED RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of the Company and a more detailed discussion of the Company's revenues and expenses.

                                     2003      2002     % CHANGE      2002      2001      % CHANGE
---------------------------------- ---------- -------- ------------ --------- ---------- -----------
Net income (loss) (in thousands)         $43   $(241)       117.8%    $(241)     $(795)       69.7%

Net income (loss) per share -          $0.01  $(0.03)       133.3%   $(0.03)    $(0.11)       72.7%
basic and diluted

Weighted average shares
outstanding (in thousands)
         Basic                         7,460    7,456                  7,456      7,525
         Diluted                       7,469    7,456                  7,456      7,525



     YEAR ENDED JUNE 30, 2003, COMPARED WITH YEAR ENDED JUNE 30, 2002

     The Company posted a net after-tax profit of $43,000 ($0.01 per share) for the year ended June 30, 2003, compared with a net after-tax loss of $241,000 ($0.03 loss per share) for the year ended June 30, 2002. The profitability in 2003 was principally due to revenue of $386,000 associated with private client advisory fees and a one-time gain of $371,000 related to the favorable settlement of a lawsuit. These items were offset by recognition of an other-than-temporary impairment on available-for-sale securities of $247,000. In addition, declines in investment advisory and transfer agent fees were partially offset by expense reductions during the year.


     YEAR ENDED JUNE 30, 2002, COMPARED WITH YEAR ENDED JUNE 30, 2001

     The Company posted a net after-tax loss of $241,000 ($0.03 loss per share) for the year ended June 30, 2002, compared with a net after-tax loss of $795,000 ($0.11 loss per share) for the year ended June 30, 2001. The decease in net loss for 2002 from 2001 was principally due to the Company's reduction of the overall expense reimbursement levels of its funds. The Company also realigned its cost structure in order to better cope with declining fund asset levels due to adverse market conditions. However, offsetting these activities was a decline in both investment advisory and transfer agent revenues, as well as other ancillary operations.

              REVENUES
      (DOLLARS IN THOUSANDS)        2003      2002      % CHANGE     2002      2001      % CHANGE
  ------------------------------- --------- ---------- ----------- --------- ---------- -----------
  Investment advisory fees:

           USGIF - Money market     $2,297     $2,710     (15.2)%    $2,710     $2,357       15.0%

           USGIF - Other             1,562      1,110       40.7%     1,110      1,081        2.7%
                                     -----      -----       -----     -----      -----        ----

           USGIF - Total             3,859      3,820        1.0%     3,820      3,438       11.1%

           USGAF                     1,045      1,275     (18.0)%     1,275      2,060     (38.1)%
                                     -----      -----     -------     -----      -----     -------

  Total investment advisory fees    $4,904     $5,095      (3.7)%    $5,095     $5,498      (7.3)%

  Transfer agent fees                2,172      2,417     (10.1)%     2,417      2,682      (9.9)%

  Custodial and administrative         155        157      (1.3)%       157        302     (48.0)%
  fees

  Mailing services fees                174        146       19.2%       146        302     (51.7)%

  Private client advisory fees         386         27    1,329.6%        27         --        N/A

  Investment income (loss)           (345)      (168)    (105.4)%     (168)        127    (232.3)%

  Other revenues                        33         94     (64.9)%        94       (17)      652.9%
                                     -----      -----    --------     -----      -----     -------

  Total                             $7,479     $7,768      (3.7)%    $7,768     $8,894     (12.7)%


     INVESTMENT ADVISORY FEES. Investment advisory fees, the largest component of the Company's revenues, are calculated as a percentage ranging from 0.375% to 1.25% of average net assets and are paid monthly. The Company has agreed to waive its fee revenues and/or pay expenses for certain USGIF funds through June 30, 2004, for purposes of enhancing the funds' competitive market positions, in particular the money market and fixed income funds. The aggregate amount of fees waived and expenses born by the Company totaled $1,509,060, $1,530,046, and $2,039,360, in 2003, 2002, and
     2001, respectively. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company's commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

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

     The decrease in net advisory fees in fiscal year 2003 of approximately $191,000, or 3.7%, over fiscal year 2002 was largely due to continued shareholder redemptions in the U. S. Government Securities Savings Fund. Market trends throughout the year, as reflected in Investment Company Institute (ICI) mutual fund money flow data, have affected the investment industry as a whole, as well as the Company. Money market funds have continued to suffer net outflows over the last twelve months during which time money market yields have declined to the lowest levels in approximately 30 years. As money market investors seek alternative short-term investments with higher yields, along with equity investors rebalancing their portfolios, there was an increase in bond fund cash flows. In addition, gold-related investments have performed relatively well during this period and valuations have increased as a result of gold bullion reaching a seven-year high of $389 per ounce during the period.

     The decrease in net advisory fees in fiscal year 2002 of approximately $402,000, or 7.3%, over fiscal year 2001 was largely due to market declines and shareholder redemptions in the Company's equity funds, particularly the Bonnel Growth Fund and the All American Equity Fund. The Company also experienced net redemptions in its U.S. Government Securities Savings Fund. Again, this is an industry trend as yields had fallen significantly and money market funds had lost ground to other higher-yielding products.

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

     The decrease in transfer agent fees in fiscal year 2003 of approximately $245,000, or 10.1%, over fiscal year 2002 is primarily a result of a decrease in mutual fund shareholder accounts from 92,210 to 79,856. The Company has continued to see a decline in its number of accounts serviced as many smaller accounts in the funds continue to close. The Company instituted a small account fee in January 2002 for shareholders with low account balances in the funds. Market practices in the mutual fund industry typically demand that low fund expense ratios are necessary in order to remain competitive. As a result of the small account fees, which serve to reduce expenses borne by the funds, the gold funds have realized significant improvements in their expense ratios. However, the Company has realized a large drop in accounts under management, which has resulted in a decline in transfer agent fees for the Company. Also, as a result of the small account fee, the Company expects to have a continued trend in client account closures for calendar year 2003. The Company expects that these small account closures, though painful in the short-term, will result in improved long-term fund profitability and lower expense ratios for its equity funds, improving their competitive positioning against their respective peer groups.

     The decrease in fees in fiscal year 2002, as compared with fiscal year 2001, is a result of a decrease in mutual fund shareholder accounts from 97,932 to 92,210.

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

     Custodial and administrative fees remained relatively stable in fiscal year 2003 at $155,000 after declines were realized in prior years. Custodial and administrative fees decreased approximately $145,000, or 48.0%, in fiscal year 2002 as a result of the discontinuation of USGA's 401(k) servicing operations, a decline in the number of custodial accounts administered, and a revenue sharing agreement with the entity USGI contracted to provide custodial services for these accounts.

     MAILING SERVICES. A&B Mailers, Inc., a wholly owned subsidiary of the Company, provides mail-handling services to various entities. Some of A&B Mailers' primary customers include the Company, in connection with its efforts to promote the funds, and USGIF and USGAF in fulfilling communications services with fund shareholders. Each service is priced separately.

     Mailing service fees increased by $28,000, or 19.2%, during fiscal year 2003. The decrease in mailing service fees of approximately $156,000, or 51.7%, for fiscal year 2002 was a result of an adjustment to revenues to reflect mailing volumes.

     PRIVATE CLIENT ADVISORY FEES. During May of 2002, the Company began managing an investment portfolio for a private advisory client. The increase in fees of $359,000 from 2002 to 2003 reflects an entire year of fees earned during the current fiscal year as compared to one month of fees earned in the prior fiscal year. In addition, securities in this portfolio realized a significant increase in market value during the year.


     EXPENSES

  (DOLLARS IN THOUSANDS)      2003       2002      % CHANGE      2002       2001      % CHANGE
--------------------------- ---------- ---------- ------------ ---------- --------- -------------
Employee compensation and     $ 4,266    $ 4,479       (4.8)%    $ 4,479   $ 4,701        (4.7)%
benefits

General and administrative      3,106      3,132       (0.8)%      3,132     4,399       (28.8)%

Advertising                       242        243       (0.4)%        243       216         12.5%

Depreciation                      121        165      (26.7)%        165       226       (27.0)%

Interest                           83         85       (2.4)%         85       110       (22.7)%
                                -----      -----       -----       -----     -----        ------
Total                         $ 7,818    $ 8,104       (3.5)%    $ 8,104   $ 9,652       (16.0)%

     EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits decreased in fiscal year 2003 over fiscal year 2002 by $213,000, or 4.8%, due to continued staff reductions and a decrease in bonuses. The staff reductions were primarily made in the marketing area in an effort to streamline marketing efforts to reduce overhead. Employee compensation and benefits decreased in fiscal year 2002 over fiscal year 2001 by $222,000, or 4.7%, which was also due to staff reductions.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $26,000, or 0.8%, in fiscal year 2003 over fiscal year 2002. This was primarily a result of a write-off of $157,000 associated with a receivable from an insurance carrier during fiscal year 2002. Additionally, the cost of defending a lawsuit reached reimbursable levels on the Company's insurance policy during late fiscal 2002. Prior to this, all costs had been expensed as the Company paid the deductible on this claim. These items were offset by increases in insurance expenses, sub-advisory fees, and omnibus account fees. Insurance costs have continued to rise since September 11, 2001, as the insurance industry has continued to pass through its increasing costs of coverage. Sub-advisory fees increased as a result of strong growth in assets in the Eastern European Fund, and omnibus account fees increased as the Company has realized an increase in asset growth through broker/dealer distribution platforms. General and administrative expenses decreased by approximately $1.3 million, or 28.8%, in fiscal year 2002 over fiscal year 2001 primarily as a result of a decrease in sub-advisory fees paid for portfolio management of the Bonnel Growth Fund and an overall realignment of overhead costs with reduced revenues.

     ADVERTISING. Fiscal year 2003 advertising expenses were flat as compared to fiscal year 2002. Fiscal year 2002 advertising expenses increased by approximately $27,000, or 12.5%, over fiscal year 2001. The net increase was due to a decreased percentage of costs that were reimbursed by 12b-1 plans adopted by the funds despite an overall reduction in advertising costs.

     DEPRECIATION. Depreciation expense decreased by approximately $44,000, or 26.7%, in fiscal year 2003 from 2002 due to a continuation of assets becoming fully depreciated without being replaced with additional capital purchases. Depreciation expense decreased by approximately $61,000, or 27.0%, in fiscal year 2002 from 2001, which was also due to existing assets becoming fully depreciated.

     INTEREST. Interest charges are incurred primarily from a note payable on the Company's building. The decrease in interest expense of approximately $2,000, or 2.4%, from fiscal year 2002 to 2003 is attributable to continued amortization of the note payable. The decrease in interest expense of approximately $25,000, or 22.7%, from fiscal year 2001 to 2002, was due to the continued amortization of the note payable as well as a reduction in rates that was negotiated during fiscal year 2001.


     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

     Management considers EBITDA to be the best measure of the Company's financial performance since this measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. The following is a reconciliation of income (loss) before income taxes to
     EBITDA:

                                     EBITDA
--------------------------------------------------------------------------------
                                           2003         2002         2001
--------------------------------        ----------   ----------   ----------
Income (loss) before income taxes       $   32,110   $(336,785)   $(758,498)

Adjustments:

Interest                                    82,945       85,384      110,250

Depreciation                               121,493      164,674      226,150

Gain on litigation settlement            (371,057)           --           --

Recognized (gains) losses
on securities                              344,505      100,862    (383,379)

Unrealized losses on
trading securities                          34,308      112,092      379,861
                                        ----------     --------   ----------
EBITDA                                    $244,304     $126,227   $(425,616)

     The increase in EBITDA of $118,000, or 94%, from fiscal year 2002 to 2003 was primarily attributable to a revenue increase of $359,000 associated with our private client advisory fees. This was partially offset by a decrease of $242,000 in transfer agent fees due to a reduction in shareholder accounts. The increase in EBITDA of $552,000, or 130%, from fiscal year 2001 to 2002 was principally due to the Company's reduction of the overall expense reimbursement levels of its funds.

     INCOME TAXES

     Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2003, the Company had net operating losses (NOLs) of approximately $1.3 million, which will expire between fiscal 2010 and 2022, charitable contribution carryovers of approximately $68,000 expiring between fiscal 2004 and 2007, and alternative minimum tax credits of $139,729 with indefinite expirations. If certain changes in the Company's ownership occur subsequent to June 30, 2003, there could be an annual limitation on the amount of NOLs that could be utilized under Section 382 of the Internal Revenue Code. The Company has a tax planning strategy, including the sale of owned assets and investments if necessary, which would be implemented to realize the deferred tax asset prior to the expiration of any unused NOLs.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $315,000 and $684,000 at June 30, 2003, and 2002, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.


     CONTRACTUAL OBLIGATIONS

     A summary of contractual obligations of the Company as of June 30, 2003, is as follows:




                                              PAYMENTS DUE BY PERIOD
------------------------------------ ----------- ----------- ----------- ---------- --------------
                                         TOTAL     LESS THAN     1 - 3      4 - 5      MORE THAN
CONTRACTUAL OBLIGATIONS                             1 YEAR       YEARS      YEARS       5 YEARS
------------------------------------ ----------- ----------- ----------- ---------- --------------
Long-Term Debt Obligations             $956,560     $70,033    $886,527

Operating Lease Obligations             237,973      87,155      81,432    $69,386

Annuity and Contractual Obligations     112,473      10,464      23,251     26,734      $52,024
                                        -------      ------      ------     ------      -------

Total                                $1,307,006    $167,652    $991,210    $96,120      $52,024



     LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had net working capital (current assets minus current liabilities) of approximately $3.6 million and a current ratio of
     5.6 to 1. With approximately $1.2 million in cash and cash equivalents and almost $1.1 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Total shareholders' equity was approximately $5.7 million, with cash, cash equivalents, and marketable securities comprising 30.6% of total assets. With the exception of operating expenses, the Company's only material commitment is the mortgage on its corporate headquarters. The Company must maintain certain financial covenants as a result of the mortgage. One of the covenants requires that the Company maintain cash and cash equivalents and eligible marketable securities to meet or exceed $1 million at the end of each quarter. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses, including debt service.

     The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 29, 2004, and May 31, 2004, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.

     Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

     CRITICAL ACCOUNTING POLICIES

     SECURITY INVESTMENTS. The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

     In accordance with SFAS 115, the Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings. Investments classified neither as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, are reported, net of tax, as a separate component of shareholders' equity, and are recorded in earnings on the date of sale. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings.

     Securities traded on a securities exchange are valued at the last sale price. Securities for which over-the-counter market quotations are available are valued at the mean price between the last price bid and last price asked. Securities for which quotations are not readily available are valued at fair value, as determined by the Company's management.

     The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     MARKET RISK DISCLOSURES

     The Company's balance sheet includes assets whose fair value is subject to market risks. Due to the Company's investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company's consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management's estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company's investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients. The Company has in place a code of ethics which requires pre-clearance of any trading activity by the Company. Written procedures are also in place to manage compliance with the code of ethics.

     The table below summarizes the Company's equity price risks as of June 30, 2003, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

                                                            ESTIMATED FAIR         INCREASE
                                                              VALUE AFTER       (DECREASE) IN
                     FAIR VALUE AT        HYPOTHETICAL       HYPOTHETICAL       SHAREHOLDERS'
                    JUNE 30, 2003 ($)  PERCENTAGE CHANGE   PRICE CHANGE ($)       EQUITY ($)
------------------- ------------------ ------------------- ------------------ -------------------
Trading securities       723,428         25% increase             904,285              119,366
                                         25% decrease             542,571            (119,366)

Available-for-sale       390,251         25% increase             487,814               64,392
                                         25% decrease             292,688             (64,392)


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Shareholders of U.S. Global Investors, Inc.

     We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. and Subsidiaries (Company) as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Global Investors, Inc. and Subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.



     /s/ Ernst & Young LLP


     Ernst & Young LLP
     Dallas, Texas
     September 24, 2003

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                     ASSETS
--------------------------------------------------------------------------------
                                                                        JUNE 30,
---------------------------------------------------- ------------- -------------
                                                          2003          2002
--------------------------------------------------------------------------------
CURRENT ASSETS

     Cash and cash equivalents                          $1,162,243     $ 988,936

     Due from brokers                                        3,889        70,871

     Trading securities, at fair value                     723,428     1,409,474

     Receivables

         Mutual funds                                      966,260       963,730

         Private advisory client                           378,832        27,320

         Litigation settlement                             371,057            --

         Employees                                           3,998        78,070

         Other                                              20,536         4,874

     Prepaid expenses                                      338,020       279,273

     Deferred tax asset                                    372,084       365,421
                                                         ---------     ---------
         TOTAL CURRENT ASSETS                            4,340,347     4,187,969
                                                         ---------     ---------
NET PROPERTY AND EQUIPMENT                               1,778,832     1,869,990
                                                         ---------     ---------

OTHER ASSETS

     Restricted investments                                195,000       210,000

     Long-term deferred tax asset                          735,257       739,154

     Investment securities
     available-for-sale, at fair value                     390,251       853,612

     Other                                                      --        44,296
                                                         ---------     ---------
          TOTAL OTHER ASSETS                             1,320,508     1,847,062
                                                         ---------     ---------

TOTAL ASSETS                                            $7,439,687    $7,905,021
                                                        ==========    ==========
--------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES

     Accounts payable                                     $ 70,437     $ 695,693

     Accrued compensation and related costs                264,697       221,282

     Current portion of notes payable                       70,033        65,637

     Current portion of annuity and                         10,464         9,758
     contractual obligation

     Other accrued expenses                                361,831       264,625
                                                        ----------    ----------

         TOTAL CURRENT LIABILITIES                         777,462     1,256,995
                                                        ----------    ----------
NONCURRENT LIABILITIES

     Notes payable - net of current portion                886,527       955,569

     Annuity and contractual obligations                   102,009       112,398
                                                        ----------    ----------
         TOTAL NONCURRENT LIABILITIES                      988,536     1,067,967
                                                        ----------    ----------
     TOTAL LIABILITIES                                   1,765,998     2,324,962
                                                        ----------    ----------

SHAREHOLDERS' EQUITY

     Common stock (class A) -- $0.05 par value;            315,574       315,574
     nonvoting;authorized 7,000,000 shares; issued,
     6,311,474 shares

     Common stock (class B)  -- $0.05 par value;                --            --
     nonvoting;authorized 2,250,000 shares; no shares issued

     Common stock (class C)  -- $0.05 par value;            74,840        74,840
     voting; authorized 1,750,000 shares;
     issued, 1,496,800 shares

     Additional paid-in capital                         10,806,655    10,761,276

     Treasury stock, class A shares at cost;             (663,536)     (639,407)
     361,948 and 345,331 shares at June 30, 2003,
     and 2002, respectively

     Accumulated other comprehensive loss,                (10,883)      (40,651)
     net of tax

     Accumulated deficit                               (4,848,961)   (4,891,573)
                                                       -----------   -----------
         TOTAL SHAREHOLDERS' EQUITY                      5,673,689     5,580,059
                                                       -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $7,439,687    $7,905,021
                                                        ==========    ==========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                   YEAR ENDED JUNE 30,
-------------------------------------- -----------------------------------------
                                            2003          2002          2001
-------------------------------------- ------------- ------------- -------------
REVENUE

     Investment advisory fees            $ 4,904,036   $ 5,095,343   $ 5,497,802

     Transfer agent fees                   2,171,908     2,417,203     2,682,226

     Custodial and administrative fees       155,219       156,688       302,017

     Private client advisory fees            385,820        27,320            --

     Investment income (loss)              (344,525)     (168,326)       127,395

     Other                                   206,478       239,286       284,444
                                         -----------  ------------  ------------
                                           7,478,936     7,767,514     8,893,884
                                         -----------  ------------  ------------

EXPENSES

     General and administrative            7,613,445     7,854,241     9,315,982

     Depreciation                            121,493       164,674       226,150

     Interest                                 82,945        85,384       110,250
                                         -----------  ------------  ------------
                                           7,817,883     8,104,299     9,652,382
                                         -----------  ------------  ------------

GAIN ON LITIGATION SETTLEMENT                371,057            --            --
                                         -----------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES             32,110     (336,785)     (758,498)


PROVISION FOR FEDERAL INCOME TAXES

     Tax (Benefit) Expense                  (10,502)      (95,351)        36,181
                                         -----------  ------------  ------------

NET INCOME (LOSS)                             42,612     (241,434)     (794,679)

Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on             29,768        61,713      (50,593)
     available-for-sale securities        -----------  ------------  -----------


COMPREHENSIVE INCOME (LOSS)                 $ 72,380   $ (179,721)    $(845,272)
                                            ========   ===========    ==========

BASIC AND DILUTED NET INCOME (LOSS)         $   0.01     $  (0.03)     $  (0.11)
PER SHARE                                   ========     =========     =========


         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                             ACCUMULATED     TOTAL
                                 COMMON     COMMON    ADDITIONAL                                OTHER
                                 STOCK      STOCK      PAID-IN    ACCUMULATED    TREASURY   COMPREHENSIVE
                               (CLASS A)  (CLASS C)    CAPITAL      DEFICIT       STOCK     INCOME (LOSS)
------------------------------ ---------- --------- ------------ ------------- ----------- -------------- -----------
BALANCE AT JUNE 30, 2000
(6,299,474 SHARES OF CLASS
A; 1,496,800 SHARES OF
CLASS C)                        $314,974   $74,840  $10,578,419  $(3,794,678)  $(637,298)    $(51,771)    $6,484,486

Purchase of 71,346 shares of
Common Stock (Class A)                --        --           --            --    (81,326)           --      (81,326)

Reissuance of 40,270 shares
of Common Stock (Class A)             --        --           --      (28,731)      86,363           --        57,632

Recognition of current year
portion of deferred
compensation                          --        --      100,000            --          --           --       100,000

Unrealized gain (loss) on
securities available-for-sale
(net of tax)                          --        --           --            --          --     (50,593)      (50,593)

Net Loss                              --        --           --     (794,679)          --           --     (794,679)
                                --------   -------  -----------  ------------  ----------    ---------    ----------


BALANCE AT JUNE 30, 2001
(6,299,474 SHARES OF CLASS
A; 1,496,800 SHARES OF
CLASS C)                         314,974    74,840   10,678,419   (4,618,088)   (632,261)    (102,364)     5,715,520

Purchase of 86,275 shares of          --        --           --            --   (106,482)           --     (106,482)
Common Stock (Class A)

Reissuance of 54,370 shares
of Common Stock (Class A)             --        --        6,679      (32,051)      99,336           --        73,964

Exercise of 12,000 options
for Common Stock (Class A)           600        --       26,178            --          --           --        26,778

Recognition of current year
portion of deferred
compensation                          --        --       50,000            --          --           --        50,000

Unrealized gain (loss) on
securities
available-for-sale (net of
tax)                                  --        --           --            --          --       61,713        61,713

Net Loss                              --        --           --     (241,434)          --           --     (241,434)
                                --------   -------  -----------  ------------  ----------    ---------    ----------

BALANCE AT JUNE 30, 2002
(6,311,474 SHARES OF CLASS
A; 1,496,800 SHARES OF CLASS
C)                               315,574    74,840   10,761,276   (4,891,573)   (639,407)     (40,651)     5,580,059

Purchase of 40,127 shares of          --        --           --            --    (65,649)           --      (65,649)
Common Stock (Class A)

Reissuance of 23,510 shares
of Common Stock (Class A)             --        --      (4,621)            --      41,520           --        36,899

Recognition of current year
portion of deferred
compensation                          --        --       50,000            --          --           --        50,000

Unrealized gain (loss) on             --        --           --            --          --       29,768        29,768
securities
available-for-sale (net of
tax)

Net Income                            --        --           --        42,612          --           --        42,612
                                ---------- --------- ------------ ------------- ----------- -------------- -----------

BALANCE AT JUNE 30, 2003
(6,311,474 SHARES OF CLASS
A; 1,496,800 SHARES OF CLASS
C)                              $315,574   $74,840  $10,806,655  $(4,848,961)  $(663,536)    $(10,883)    $5,673,689
                               =========   =======  ===========  ============  ==========  ===========    ==========

         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 YEAR ENDED JUNE 30,
----------------------------------------------------- -------------------------------------------
                                                           2003           2002          2001
----------------------------------------------------- --------------- -------------- ------------
Cash Flow from Operating Activities

         Net income (loss)                                   $42,612     $(241,434)   $(794,679)

         Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         Depreciation                                        121,493        164,674      226,150

         Net recognized loss (gain) on securities            344,505        100,862    (383,379)

         Provision for deferred taxes                       (10,502)       (95,351)       36,181

         Deferred compensation                                50,000         50,000      100,000

         Provision for losses on accounts receivable          64,488             --           --

         Gain on litigation settlement                     (371,057)             --           --

         Loss on disposal of equipment                            --             --       97,752

         Reserve against impairment of equipment                  --             --        9,436

Changes in assets and liabilities, impacting cash from operations:

         Accounts receivable                               (360,120)         96,430       56,933

         Prepaid expenses and other                           59,930      (126,079)      142,964

         Trading securities                                  672,202      (141,896)    1,018,363

         Accounts payable and accrued expenses             (484,635)        199,033    (376,866)
                                                          ----------      ---------   ----------
         Total adjustments                                    86,304        247,673      927,534
                                                          ----------      ---------   ----------

Net cash provided by operations                              128,916          6,239      132,855
                                                          ----------      ---------   ----------

Cash Flow from Investing Activities

          Purchase of property and equipment                (30,335)        (4,765)     (84,493)

          Purchase of available-for-sale securities        (139,866)      (269,985)    (233,310)

          Proceeds on sale of available-for-sale
          securities                                         317,671             --      246,269
                                                          ----------      ---------   ----------

Net cash provided by (used in) investing activities          147,470      (274,750)     (71,534)
                                                          ----------      ---------   ----------

Cash Flow from Financing Activities

          Payments on annuity                                (9,683)        (9,100)      (8,487)

          Payments on note payable                          (64,646)       (61,635)     (52,121)

          Proceeds from issuance or exercise of stock,       36,899        100,742       57,632
          warrants, and options

          Purchase of treasury stock                        (65,649)      (106,482)     (81,326)
                                                          ----------      ---------   ----------
Net cash used in financing activities                      (103,079)       (76,475)     (84,302)
                                                          ----------      ---------   ----------

Net Increase (Decrease) in Cash and Cash Equivalents         173,307      (344,986)     (22,981)

Beginning Cash and Cash Equivalents                          988,936      1,333,922    1,356,903
                                                          ----------      ---------    ---------
Ending Cash and Cash Equivalents                          $1,162,243      $ 988,936   $1,333,922
                                                          ==========      =========   ==========

Supplemental Disclosures of Cash Flow Information

          Cash paid for interest                             $82,945        $85,384     $133,250

Non-cash Transaction

          Re-registration of private client investment      $581,000             --           --



         The accompanying notes are an integral part of this statement.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1. ORGANIZATION

     U.S. Global Investors, Inc. (Company or U.S. Global) serves as investment adviser and transfer agent to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF), both Massachusetts business trusts that are no-load, open end investment companies offering shares in numerous mutual funds to the investing public. The Company has served as investment adviser and manager since the inception of USGIF and USGAF and assumed the transfer agency function of USGIF in November 1984, and of USGAF in October 1994, its commencement of operations. For these services, the Company receives fees from USGIF and USGAF.

     U.S. Global formed the following companies to provide supplementary services to USGIF and USGAF: United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Brokerage, Inc. (USGB), U.S. Global Administrators, Inc. (USGA), and Security Trust & Financial Company (STFC). USGA and STFC were liquidated during fiscal year 2002.

     The Company formed a limited liability company, which was incorporated in Guernsey on August 20, 1993. This company, U.S. Global Investors (Guernsey) Limited (USGG), is utilized in conducting the Company's cash management activities.


     NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, A&B, USGG, and USGB. As of June 30, 2002, STFC and USGA were liquidated and are no longer included in the consolidated financial statements.

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     DUE FROM BROKERS. The Company conducts business with various brokers for its investment activities. The clearing and depository operations for the investment activities are performed pursuant to agreements with the brokers. The due from brokers balance represents cash balances with these brokers. The Company is subject to credit risk to the extent any broker with whom the Company conducts business is unable to deliver cash balances owed the Company. Management monitors the financial condition of the brokers with which the Company conducts business and believes the likelihood of loss under the aforementioned circumstances is remote.

     MUTUAL FUND RECEIVABLES. Mutual fund receivables consist primarily of monthly investment advisory and transfer agent fees owed to the Company by USGIF and USGAF. In addition, mutual fund receivables include amounts reimbursed to the Company for certain advertising and distribution expenses incurred on behalf of USGAF in accordance with Rule 12b-1 of the Investment Company Act of 1940. The Company evaluates the collectibility of these receivables on an ongoing basis, and, as a result, has placed an allowance of $64,488 and $0 against the receivable balance as of June 30, 2003 and June 30, 2002, respectively. Growth in mutual fund assets, in particular growth in assets which are invested directly with the funds and not through broker/dealer distribution platforms, may serve to reduce this allowance in future periods.

     SECURITY INVESTMENTS. The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

     In accordance with SFAS 115, the Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings. Investments classified neither as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, are reported, net of tax, as a separate component of shareholders' equity, and are recorded in earnings on the date of sale. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings.

     Securities traded on a securities exchange are valued at the last sale price. Securities for which over-the-counter market quotations are available, but there was no trade on the balance sheet date, are valued at the mean price between the last price bid and last price asked. Securities for which quotations are not readily available are valued at fair value, as determined by the Company's management.

     The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

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

     STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123). In accordance with APB 25, no compensation expense is recognized for stock options where the exercise price equals or exceeds the underlying stock price on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                              2003            2002          2001

Net income (loss), as reported                            $  42,612       $(241,434)    $ (794,679)

Add: Stock-based employee compensation expense
included in reported net income, net of tax                  36,168           55,397         82,570

Deduct: Total stock-based employee compensation
expense determined under fair value based method, net
of tax                                                     (40,554)         (61,723)       (90,240)
                                                          ---------       ----------   ------------

Pro forma net income (loss)                                $ 38,226       $(247,760)    $ (802,349)
                                                          =========       ==========   ============
Earnings per share:
Basic & Diluted - as reported                              $   0.01       $   (0.03)    $    (0.11)

Basic & Diluted - pro forma                                $   0.01       $   (0.03)    $    (0.11)

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. No options were granted during fiscal years 2003, 2002 or 2001.

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

     REVENUE RECOGNITION. The Company earns substantially all of its revenues from investment advisory and transfer agency services. Investment advisory fees, calculated as a percentage of client assets under management, are recorded as revenue as services are performed. The private advisory client contract provides for a performance fee, in addition to the base fee, which is calculated as a percentage of absolute investment results. Transfer agency fees are account based and calculated using a charge based upon the number of shareholder accounts serviced.

     DIVIDENDS AND INTEREST. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis.

     ADVERTISING COSTS. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. At June 30, 2003, 2002 and 2001, the Company had capitalized sales materials of approximately $11,000, $4,000 and $7,000, respectively. Net advertising expenditures were approximately $242,000, $243,000 and $216,000 during fiscal 2003, 2002 and 2001, respectively.

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

     RECENT ACCOUNTING DEVELOPMENTS. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based compensation when companies elect to expense stock options at fair value at the time of grant. As the Company currently follows the intrinsic value method described in APB 25, the transition provision of SFAS 148 does not apply. SFAS 148 also requires additional disclosures for all companies with stock-based employee compensation. The Company applied the disclosure provisions of SFAS 148 in its financial statements for the year ended June 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of the assets, liabilities and results of operations of a variable interest entity (VIE) by the primary beneficiary. FIN 46 also requires the disclosure of information concerning VIEs by entities that hold a significant variable interest but may not be the primary beneficiary. FIN 46 also requires the disclosure of the nature, purpose, size and activities of VIEs, as well as the maximum exposure to loss in connection with VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and is effective for interim periods beginning after June 15, 2003 for interests in VIEs that were acquired before February 1, 2003. Management is in the process of evaluating the impact of FIN 46 on its consolidated financial statements for periods after June 30, 2003.

     NOTE 3. INVESTMENTS

     The following table summarizes investment activity over the last three fiscal years:

                                                                   YEAR ENDED JUNE 30,
------------------------------------------------------- -------------------------------------------
                                                           2003            2002           2001
------------------------------------------------------- ------------ ----------------- ------------
Realized gains (losses) on sale of trading securities      $(7,583)         $(48,975)     $350,717

Trading securities, at cost                               1,658,058         2,178,041    1,951,963

Trading securities, at fair value *                         723,428         1,409,474    1,163,693

Net change in unrealized losses on trading securities      (34,308)         (112,092)    (379,861)
(included in earnings)

Available-for-sale securities, at cost                      406,739           915,204      849,966

Available-for-sale securities, at fair value *              390,251           853,612      694,870

Gross realized gains on sale of available-for-sale          178,326                --       32,673
securities

Gross realized losses on sale of available-for-sale       (267,836)                --         (11)
securities

Gross unrealized losses recorded in shareholders'          (44,481)         (272,118)    (211,510)
equity

Gross unrealized gains recorded in shareholders'             27,992           210,525       56,413
equity

Losses on available-for-sale securities deemed to         (247,412)          (51,887)           --
have other-than-temporary declines in value

-----------------
* These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.



     During fiscal 2002, a security was purchased on behalf of a private advisory client of the Company for which $581,000 was included in trading securities on the Company's balance sheet at June 30, 2002. This security had a contingent payable that was required to be paid by the Company to the private advisory client upon liquidation of the securities, net of any fees earned. This payable was included in accounts payable on the balance sheet at June 30, 2002. To better reflect the terms of the relationship, during December 2002 these securities were re-registered, and, as a result, were no longer recorded as an asset of the Company and there were no longer any associated contingent payables. Beneficial ownership of the securities has been, and still is, maintained by the private advisory client. The Company has a fee arrangement for these securities whereby it receives an administrative fee annually plus a percentage of any gains from the sale of the securities, payable at the settlement of the sales. The Company has recorded $385,820 and $27,320 in revenue from these fee arrangements for period ended June 30, 2003, and June 30, 2002, respectively. These amounts have been classified as private client advisory fees on the statement of operations.

     Subsequent to fiscal year-end, it was determined, based upon market quotations, that the value of an available-for-sale security had declined $89,000 below its recorded value at June 30, 2003.


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

     The Company receives additional revenue from several sources including: custodian revenues, revenues from miscellaneous transfer agency activities including lockbox and printing functions, A&B mailroom operations, private account advisory services, as well as gains on marketable securities transactions.

     The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF through June 30, 2004, or such later date as the Company determines. The aggregate amount of fees waived and expenses borne by the Company were $1,509,061, $1,530,046, and $2,039,360 in 2003, 2002, and 2001, respectively.

     The investment advisory contract and related contracts between the Company and USGIF expire in February 2004, and the contracts between the Company and USGAF expire in May 2004. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.


     NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment are composed of the following:

                                                                        JUNE 30,
------------------------------------------------------ -------------------------
                                                            2003         2002
------------------------------------------------------ ------------ ------------

Building and land                                        $2,271,613   $2,271,613

Furniture, equipment, and other                           2,144,770    2,136,843
                                                        -----------  -----------
                                                          4,416,383    4,408,456
Accumulated depreciation                                (2,637,551)  (2,538,466)
                                                        -----------  -----------
Net property and equipment                               $1,778,832   $1,869,990
                                                         ==========   ==========

The building and land are pledged as collateral for the financing used to acquire the building.


     NOTE 6. BORROWINGS

     The Company has a note payable to a bank, which is secured by land, an office building, and related improvements. As of June 30, 2003, the balance on the note was $956,560. The loan is currently being amortized over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of 6.50%. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. One of the covenants requires that the Company maintain cash and cash equivalents and eligible marketable securities to meet or exceed $1 million at the end of each quarter. As of June 30, 2003, the Company was in full compliance with all financial covenants.

     Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying asset to retire the obligation if necessary.

     The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable. As of June 30, 2003, this credit facility remained unutilized by the Company.

     Future principal payments to be made over the next three years based on the note payable outstanding at June 30, 2003, are as follows:

     FISCAL YEAR                AMOUNT
     -----------              --------
         2004                 $ 70,033

         2005                   74,712

         2006                  811,815
                              --------
        Total                 $956,560
                              ========

     NOTE 7. LEASE COMMITMENTS

     The Company has operating leases for computers and equipment that expire between fiscal years 2004 and 2008. Total lease expenses were $188,558, $222,983, and $202,006 in fiscal years 2003, 2002, and 2001, respectively.
     Future minimum lease payments required under these leases are as follows:

     FISCAL YEAR                AMOUNT
     -----------              --------
         2004                 $ 87,155

         2005                   43,728

         2006                   37,704

         2007                   34,693

         2008                   34,693
                              --------
        Total                 $237,973
                              ========


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

     The Company placed cash in escrow to cover the Company's obligation to the Aylsworths if the Company defaults. The escrowed amount decreases $15,000 annually and the balance was $195,000 at June 30, 2003, which is disclosed on the balance sheet as restricted investments.


     NOTE 9. BENEFIT PLANS

     The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 50% of their contribution up to 2% of compensation. The Company has recorded expenses related to the 401(k) plan of $46,918, $48,760, and $37,477 for fiscal years 2003, 2002, and 2001, respectively.

     The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company has neither accrued nor paid a contribution for fiscal years 2003, 2002, and 2001. Prior to January 1, 2002, there was a separate profit sharing plan. Effective January 1, 2002, the separate profit sharing plan was merged into the 401(k) plan to provide a more efficient manner of administration.

     The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which essentially all such employees accepted. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their children's education. The Company match, reflected in base salary expense, aggregated in all programs to $52,983, $52,692, and $67,485 in fiscal years 2003, 2002 and 2001, respectively.

     The Company has a program whereby employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2003, 2002 and 2001, employees purchased 20,510, 37,770 and 21,870 shares of treasury stock from the Company, respectively.

     Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company's estimate of claims incurred but not paid at June 30, 2003.


     NOTE 10. SHAREHOLDERS' EQUITY

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

     During fiscal year 1999, the Board of Directors of the Company approved the issuance of 1,000,000 shares of class C common stock to Frank Holmes in exchange for services and cancellation of the option to purchase 400,000 shares of class C common stock held by Mr. Holmes and the cancellation of warrants to purchase 586,122 shares of class C common stock held by Mr. Holmes and F.E. Holmes Organization, Inc. The 1,000,000 shares vest over a ten-year period beginning July 1, 1998, and will vest fully on June 30, 2008, or in the event of Mr. Holmes' death, and were valued at $.50 per share for compensation purposes. The agreement was executed on August 10, 1999. At June 30, 2003, the unvested balance of this deferred compensation arrangement is $250,000 and is included on the statement of financial condition as a contra account to additional paid-in capital.

     During the fiscal years ended June 30, 2003 and 2002, the Company purchased 40,127 and 86,275 shares, respectively, of its class A common stock at an average price of $1.64 and $1.23, per share, respectively.

     During the years ended June 30, 2003, 2002 and 2001, the Company granted 3,000, 16,600 and 18,400 shares, respectively, of class A common stock to certain employees at a weighted average fair value on grant date of $1.60, $2.04, and $1.36, respectively. In addition, at June 30, 2003, the Company accrued a discretionary bonus to certain employees of approximately $38,000. Subsequent to June 30, 2003, the Company granted 15,000 shares of its class A common stock in payment of this bonus.

     In March 1985, the board of directors adopted an Incentive Stock Option Plan (1985 Plan), amended in November 1989 and December 1991, which provides for the granting of options to purchase 200,000 shares of the Company's class A common stock, at or above fair market value, to certain executives and key salaried employees of the Company and its subsidiaries. Options under the 1985 Plan were granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company's stock and up to ten years for other employees. Options issued under the 1985 Plan vest six months from the grant date or 20% on the first, second, third, fourth and fifth anniversaries of the grant date. Options were granted at prices ranging from $1.50 to $4.50 per share, which equaled or exceeded the fair market value at date of grant. The 1985 Plan expired December 31, 1994; consequently, there will be no further option granted under the 1985 Plan. As of June 30, 2003, 2,500 options remain outstanding.

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

     Stock option transactions under the various stock option plans for the past three fiscal years are summarized below:

                                                            WEIGHTED
                                                            AVERAGE
                                                            EXERCISE
                                              SHARES        PRICE ($)
              --------------------------- -------------- --------------

              OUTSTANDING JUNE 30, 2000      380,800         2.16

                   Granted                        --           --

                   Canceled                   39,000         1.58

                   Exercised                      --           --
                                             -------

              OUTSTANDING JUNE 30, 2001      341,800         2.23

                   Granted                        --           --

                   Canceled                  150,300         2.62

                   Exercised                  12,000         1.92
                                             -------

              OUTSTANDING JUNE 30, 2002      179,500         1.92

                   Granted                        --           --

                   Canceled                   18,000         1.68

                   Exercised                      --           --
                                             -------

              OUTSTANDING JUNE 30, 2003      161,500         1.94
                                             =======


     As of June 30, 2003, 2002, and 2001, exercisable stock options totaled 144,700, 144,100, and 293,000 shares and had weighted average exercise prices of $2.00, $2.02, and $2.35 per share, respectively.

     Class A common stock options outstanding and exercisable at June 30, 2003, were as follows:

                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE

                                                   WEIGHTED                   WEIGHTED
            DATE OF                  REMAINING     AVERAGE                    AVERAGE
             OPTION        NUMBER     LIFE IN      EXERCISE       NUMBER      OPTION
             GRANT      OUTSTANDING    YEARS       PRICE ($)    EXERCISABLE   PRICE ($)


1985 PLAN   12/15/94        2,500      1.45         2.63          2,500        2.63
CLASS A

1989 PLAN   05/16/94        1,000      .87          4.75          1,000        4.75
CLASS A
            09/05/95        4,500      2.18         2.63          4,500        2.63

            05/24/96       10,000      2.90         3.06         10,000        3.06

            06/04/97       20,000      3.93         2.00         20,000        2.00

            12/03/99       15,000      6.42         1.50          9,000        1.50
                          -------      ----         ----        -------        ----

                           50,500      2.69         2.17         44,500        2.26

1997 PLAN   06/04/97       31,500      3.93         1.82         31,500        1.82
CLASS A
            06/04/97       50,000      3.93         2.00         50,000        2.00

            12/03/99       27,000      6.42         1.50         16,200        1.50
                          -------      ----         ----        -------        ----

                          108,500      4.55         1.82         97,700        1.86

ALL PLANS   12/91         161,500      3.92         1.94        144,700        2.00
            through       ========     ====         ====        =======        ====
            12/99



     NOTE 11. INCOME TAXES

     The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

                                                      YEAR ENDED JUNE 30,
                                                 2003         2002         2001

Tax expense (benefit) at statutory rate       $ 10,917  $ (114,507)  $ (257,889)

Nondeductible membership dues                    8,690       14,754       10,788

Nondeductible meals and entertainment           15,091       14,242       18,758

Change in valuation allowance                (369,068)      137,928      253,966

Other                                          323,868    (147,768)       10,558
                                           -----------  -----------  -----------
                                             $(10,502)    $(95,351)     $ 36,181
                                             =========    =========     ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred total assets and liabilities using a 34% tax rate are as follows:

                                                          YEAR ENDED JUNE 30,

                                                           2003         2002

BOOK/TAX DIFFERENCES IN THE BALANCE SHEET

     Trading securities                                 $ 317,774    $ 306,110
     Accumulated depreciation                              22,636       31,930
     Accrued expenses                                      54,310       59,311
     Available-for-sale securities                        120,267       20,942
     Losses of USGG                                       229,307      195,107
     Annuity obligations                                   38,241       41,533
                                                           ------       ------
                                                          782,535      654,933

TAX CARRYOVERS

     Net operating loss (NOL) carryover                   442,909      941,357
     Charitable contributions carryover                    23,089       18,545
     Investment tax credit                                 34,472       34,472
     Alternative minimum tax credits                      139,729      139,729
                                                          ---------    --------
                                                          640,199    1,134,103

TOTAL GROSS DEFERRED TAX ASSET                          1,422,734    1,789,036

VALUATION ALLOWANCE                                      (315,393)    (684,461)
                                                         ----------   ---------

NET DEFERRED TAX ASSET                                 $1,107,341   $1,104,575
                                                       ==========   ==========


     For federal income tax purposes at June 30, 2003, the Company has NOLs of approximately $1.3 million, which will begin expiring between fiscal 2010 and 2022, charitable contribution carryovers of approximately $68,000 expiring between 2004 and 2007, and alternative minimum tax credits of $139,729 with indefinite expirations. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of NOLs that could be utilized. The Company has a tax planning strategy, including the sale of owned assets and investments if necessary, which would be implemented to realize the deferred tax asset prior to the expiration of any unused NOLs.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of $315,393 and $684,461 at June 30, 2003 and 2002, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

     NOTE 12. EARNINGS PER SHARE

     The following table sets forth the computation for basic and diluted earnings per share (EPS):

                                                        YEAR ENDED JUNE 30,

                                              2002          2002          2001

BASIC AND DILUTED NET INCOME (LOSS)         $42,612     $ (241,434)  $ (794,679)


WEIGHTED AVERAGE NUMBER OF
   OUTSTANDING SHARES
      Basic                               7,460,260      7,456,181    7,524,913

EFFECT OF DILUTIVE SECURITIES
      Employee stock options                  8,860             --            --
                                       ------------      ---------    ---------
      Diluted                             7,469,120      7,456,181    7,524,913
                                       ============      =========    =========

EARNINGS (LOSS) PER SHARE
      Basic                                $   0.01      $   (0.03)    $  (0.11)
                                           ========      ==========    =========
      Diluted                              $   0.01      $   (0.03)    $  (0.11)
                                           ========      ==========    =========


The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2003, 2002, and 2001, options for 88,000, 179,500, and 341,800 shares, respectively, were excluded from diluted EPS.


     NOTE 13. COMPREHENSIVE INCOME (LOSS)

     The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

                                                          TAX
                                          BEFORE-TAX   (EXPENSE) OR   NET-OF-TAX
                                            AMOUNT       BENEFIT        AMOUNT

JUNE 30, 2003
     Unrealized gains (losses) on          $ 45,103     $(15,335)       $ 29,768
     available-for-sale securities         --------     ---------       --------

     Other comprehensive income (loss)     $ 45,103     $(15,335)       $ 29,768
                                           ========     =========       ========
JUNE 30, 2002
     Unrealized gains (losses) on          $ 93,504    $ (31,791)       $ 61,713
     available-for-sale securities         --------    ----------       --------

     Other comprehensive income (loss)     $ 93,504    $ (31,791)       $ 61,713
                                           ========    ==========       ========
JUNE 30, 2001
     Unrealized gains (losses) on         $(76,656)       $26,063      $(50,593)
     available-for-sale securities        ---------       -------      ---------

     Other comprehensive income (loss)    $(76,656)       $26,063      $(50,593)
                                          =========       =======      =========

     NOTE 14. FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company operates principally in two business segments: providing mutual fund investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following details total revenues and income (loss) by business segment:

                                             INVESTMENT       CORPORATE        CONSOLI-
                                             MANAGEMENT       INVESTMENT          DATED
                                             SERVICES ($)        ($)             ($)
YEAR ENDED JUNE 30, 2003

     Net revenues                            7,842,828        (363,892)        7,478,936
                                             =========        =========        =========
     Net income (loss) before income taxes     427,341        (395,231)           32,110
                                               =======        =========         ========
     Depreciation                              121,493                           121,493
                                               =======       ==========          =======
     Interest expense                           82,216              729           82,945
                                               =======        =========        =========
     Gain on litigation settlement             371,057              --           371,057
                                               =======       ==========          =======
     Capital expenditures                       30,335               --           30,335
                                                ======       ==========         ========
     Gross identifiable assets at June 30,   5,218,667       1,113,679         6,332,346
     2003
         Deferred tax asset                                                    1,107,341
                                                                               ---------
     Consolidated total assets at June 30,                                     7,439,687
     2003                                                                      =========

YEAR ENDED JUNE 30, 2002
     Net revenues                            7,975,056         (207,542)       7,767,514
                                             =========        =========        =========
     Net income (loss) before income taxes    (128,643)        (208,142)        (336,785)
                                             =========          ========        =========
     Depreciation                              164,674                --         164,674
                                               =======          ========         =======
     Interest expense                           84,810              574           85,384
                                               =======         ========           ======
     Capital expenditures                        4,765               --            4,765
                                                 =====         ========            =====
     Gross identifiable assets at June 30,   4,537,360       2,263,086         6,800,446
     2002
         Deferred tax asset                                                    1,104,575
                                                                               ---------
     Consolidated total assets at June 30,                                     7,905,021
     2002                                                                      =========

YEAR ENDED JUNE 30, 2001
     Net revenues                            8,881,776           12,108        8,893,884
                                             =========           ======        =========
     Net income (loss) before income taxes   (742,801)          (15,697)        (758,498)
                                             =========          ========        =========
     Depreciation                              226,150                --         226,150
                                               =======          ========         =======
     Interest expense                          109,995              255          110,250
                                               =======          =======          =======
     Capital expenditures                       84,493               --           84,493
                                               =======          =======          =======
     Gross identifiable assets at June 30,   5,012,606       1,858,563         6,871,169
     2001
         Deferred tax asset                                                    1,041,015
                                                                               ---------
     Consolidated total assets at June 30,                                     7,912,184
     2001                                                                      =========




     NOTE 15. RELATED PARTY TRANSACTIONS

     In addition to the Company's receivable from USGIF and USGAF relating to investment management, transfer agent, and other fees, the Company had $1,125,037 and $969,087 invested in USGIF money market mutual funds at June 30, 2003 and 2002, respectively. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.

     Frank Holmes, a director and CEO of the Company, has served as an independent director of Franc-Or Resources beginning in June 2000 and chairman of Fortress IT Corp (formerly Consolidated Fortress Resources) beginning November 2000. He also served as an independent director for Broadband Collaborative Solutions, a private company, from May 2000 to June 30, 2002. Mr. Holmes resigned as director of Broadband Collaborative Solutions when the entity became a public company. The Company owns a position in Franc-Or Resources at June 30, 2003, with an estimated fair value of $267,949, recorded as a trading security on the balance sheet. The Company also owns positions in Fortress IT and Broadband Collaborative Solutions at June 30, 2003, with estimated fair values of $15,037 and $81,867, respectively, recorded as investment securities available-for-sale on the balance sheet. Mr. Holmes personally owned shares of Broadband Collaborative Solutions at June 30, 2003.

     Mr. Holmes had an outstanding payable to the Company of $1,613 and $43,567 at June 30, 2003 and 2002, respectively. In addition, Mr. Holmes had advances outstanding at June 30, 2002 of $76,651, and this amount was settled through a bonus to Mr. Holmes after June 30, 2002.

     During fiscal year 2002, J. Stephen Penner, a former director of the Company who resigned during fiscal year 2002, exercised options for 10,000 shares of Class A stock at $2.00 per share.


     NOTE 16. RECEIVABLE ADJUSTMENTS

     In fiscal year 2001, the Company paid $182,115 for losses from shareholder activity incurred by USGIF in previous years. Management consulted with its insurance carrier and determined that it was probable that this sum could be claimed against the Company's insurance policy. The deductible on this policy was $25,000, which amount was expensed in fiscal 2000. The balance of approximately $157,000 was booked as a receivable at June 30, 2001. In fiscal year 2002, discussions with the insurance carrier indicated that the possibility of recovery was not likely, and as such, the entire receivable balance was expensed. Any subsequent collections on this claim will result in a reversal of this expense to the extent of collection. During fiscal year 2003, the Company collected $20,000 on this claim.

     During fiscal 2002, an adjustment was made to the billing practices related to the Company's mail services. As a result, an overall reduction of $104,000 was applied to mail service revenues and related receivables in order to reflect billing volumes.

     NOTE 17. CONTINGENCIES

     The Company was named as one of several defendants in a civil lawsuit filed in New York. During June 2003, this lawsuit was dismissed, however, on July 28, 2003, the plaintiff filed an appeal. Management consulted with legal counsel and determined that the Company has strong merits for obtaining a favorable ruling. The Company had filed a claim against its insurance policy that would provide reimbursement of legal costs that exceeded the deductible. This deductible was reached in late fiscal year 2002. The Company received $172,000 and $66,000 in reimbursements from its insurance carrier during fiscal years 2003 and 2002, respectively. All reimbursements were recorded as a reduction in general and administrative expenses on the statement of operations.

     The Company was the plaintiff in a lawsuit filed in Ontario, Canada and a mediation was held during June 2003. During this mediation, the Company and the defendant agreed to a settlement in the amount of $371,057, which has been recorded as a receivable and a gain on the balance sheet and statement of operations, respectively. Payment on the settlement was received by the Company subsequent to June 30, 2003, and the case has been formally dismissed.

     NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

 FISCAL 2003                              1ST QUARTER    2ND QUARTER     3RD QUARTER     4TH QUARTER
 (in thousands except per share
 figures)

 Revenues                                   $1,971          $2,041          $1,874         $1,593

 Income (Loss) Before Income Taxes          $  114          $  137          $  (74)         $ (145)
 Net Income
                                            $  111          $  142          $  (70)         $ (140)
 Earnings per Share:
                    Basic                    $0.01           $0.02          ($0.01)         ($0.02)
                    Diluted                  $0.01           $0.02          ($0.01)         ($0.02)

  Fiscal 2002                              1ST QUARTER    2ND QUARTER     3RD QUARTER     4TH QUARTER
 (in thousands except per share
 figures)

 Revenues                                   $1,828          $1,886          $1,933          $2,121

 Income (Loss) Before Income Taxes          $  (52)          $    1          $   68          $(354)

 Net Income                                 $   (5)          $  (22)         $  (25)         $(189)
 Earnings per Share:
                    Basic                   ($0.00)          ($0.00)         ($0.00)        ($0.03)
                    Diluted                 ($0.00)          ($0.00)         ($0.00)        ($0.03)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 22, 2003, Ernst & Young LLP (E&Y) notified the Registrant, including the audit committee of the board of directors, that it will not stand for reelection following the completion of the audit for fiscal year ended June 30, 2003. E&Y's reports on the Registrant's financial statements for the past two most recent fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The board of directors, including the members of the audit committee, accepted E&Y's resignation at a board meeting held September 29, 2003.

     There have been no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures during the Registrant's two most recent fiscal years or in the subsequent interim period through September 22, 2003 (the date of resignation) which disagreement(s), if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement(s) in connection with its report.

     E&Y did not advise the Registrant during the Registrant's two most recent fiscal years or in the subsequent interim period through September 22, 2003 (the date of resignation):

     1. that the internal controls necessary for the Registrant to develop reliable financial statements did not exist except as follows; in response to a design in control deficiency reported by E&Y related to the fiscal 2002 audit, the Registrant corrected this design in control deficiency by realigning certain reporting responsibilities;

     2. that information had come to its attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

     3. (i) of the need to expand significantly the scope of its audit, or that information had come to its attention during the two most recent fiscal years or any subsequent interim period that if further investigated might (a) materially have impacted the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report or (b) have caused it to be unwilling to rely on management's representations or be associated with the Registrant's financial statements, and (ii) it did not, due to its resignation or for any other reason, expand the scope of its audit or conduct such further investigation; or

     4. (i) that information had come to its attention that it had concluded materially impacts the fairness or reliability of either: (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.


     The Registrant has requested E&Y to provide a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements set forth above. A copy of E&Y's letter to the Securities and Exchange Commission is filed as Exhibit 16 to this Form 10-K. E&Y was authorized by the Registrant to respond fully to inquiries of the new independent principal accountant to be hired.

ITEM 9A. CONTROLS AND PROCEDURES

     In the fiscal year ended June 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III of Annual Report on Form 10-K


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:


         NAME            AGE                                  POSITION

Frank E. Holmes          48     Chairman of the Board of Directors and Chief
                                Executive Officer of the Company since October
                                1989, and Chief Investment Officer since June
                                1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has also served as Director of 71316 Ontario, Inc.
                                since April 1987. Director, President, and
                                Secretary of F.E. Holmes Organization, Inc.
                                since July 1978. Mr. Holmes has served as Director of Franc-Or Resources Corporation since
                                June 2000 and Chairman and Director of Fortress
                                IT Corp (formerly Consolidated Fortress) since
                                November 2000.



Jerold H. Rubinstein     65     Director of the Company since October 1989.Chief
                                Executive Officer and founder of Music Imaging
                                & Media, Inc. from July 2002 to present.
                                Chairman of Musicplex, Inc. from September 1999 to June 2002. Chairman and Chief Executive
                                Officer of Xtra Music from July 1997 to May
                                2000. Chairman of the Board of Directors and Chief Executive Officer of DMX Inc. from May
                                1986 to July 1997.

Roy D. Terracina         57     Director of the Company since December 1994 and
                                Vice Chairman of the Board of Directors since
                                May 1997. Owner of Sunshine Ventures, Inc., an investment company, since January 1994.

Thomas F. Lydon, Jr.     43     Director of the Company since June 1997.Chairman
                                of the Board and President of Global Trends
                                Investments since April 1996. President, Vice
                                President and Account Manager with Fabian
                                Financial Services, Inc. from April 1984 to
                                March 1996. Member of the Advisory Board for
                                Schwab Institutional from 1989 to 1991 and from 1995 to 1996. Member of the Advisory Board of
                                Rydex Series Trust since January 1999. Fund
                                Relations Chair for SAAFTI since 1994.

Susan B. McGee           44     President of the Company since February 1998,
                                General Counsel since March 1997. Since
                                September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Tracy C. Peterson        31     Chief Financial Officer of the Company since
                                January 2002. Since 1997, Mr. Peterson has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.


None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the board of directors are elected for one-year terms or until their successors are elected and qualified. The board of directors appoints the executive officers of the Company. The Company's Compensation Committee consists of Messrs. Holmes, Lydon, Rubinstein, and Terracina. The Company's Audit Committee consists of Messrs. Rubinstein and Terracina. The Stock Option Committee consists of Mr. Rubinstein and Mr. Terracina. The Company does not have a Nominating Committee.

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

     Frank E. Holmes, Tracy C. Peterson and Susan B. McGee participated during the period in a Company-sponsored employee stock purchase plan under which Company employees may elect to have a portion of their salary, which is paid on a semi-monthly basis, withheld for the purpose of purchasing common stock of the Company at its prevailing market price. From and after August 29, 2002, the effective date of the SEC's amendments to the reporting requirements under Section 16(a) of the Exchange Act, Mr. Holmes, Mr. Peterson and Ms. McGee did not timely file Forms 4 to report purchases of common stock made under this employee stock purchase plan. During the period, Mr. Holmes did not file 20 different Forms 4 which would have reported 20 different purchases made under this employee stock purchase plan. Mr. Holmes reported all of the common stock purchased under this employee stock purchase plan during this period on a Form 4 filed with the SEC on July 7, 2003. During this period, Mr. Peterson did not file 20 different Forms 4 which would have reported 20 different purchases made under this employee stock purchase plan. Mr. Peterson reported all of the common stock purchased under this employee stock purchase plan during this period on a Form 4 filed on July 7, 2003. During the period, Ms. McGee did not file 4 different Forms 4 which would have reported 4 different purchases made under this employee stock purchase plan. Ms. McGee reported all of the common stock purchased under this employee stock purchase plan during this period on a Form 4 filed on July 7, 2003. Effective June 30, 2003, the Company adopted a new employee stock purchase plan, under which employee purchases are deemed to take place only once every quarter.

ITEM 11. EXECUTIVE COMPENSATION

     The Company has intentionally omitted columns (g), (h), and (i) as they are not applicable.

     Includes amounts identified for 401(k) contributions (calculable through the end of the June 30, 2003, fiscal year) and amounts for Company savings plans (calculable through the end of the June 30, 2003, fiscal year).

                         ANNUAL COMPENSATION                                         LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS

           (A)               (B)       (C)          (D)          (E)              (F)          (G)

         NAME AND            YEAR    SALARY($)    BONUS($)      OTHER
    PRINCIPAL POSITION                                          ANNUAL        RESTRICTED     NUMBER OF
      DURING FY 2003                                            COMPEN-         STOCK        OPTIONS/
                                                                SATION($)
AWARDS($) SARS

Frank E. Holmes              2003     445,675     110,195    82,858(1)          50,000(2)        --
Chairman, Chief Executive
Officer

                             2002     318,280     103,715    74,784(1)          50,000(2)        --


                             2001     318,280     141,918    82,644(1)         100,000(2)        --


Susan B. McGee               2003     175,206      64,390        --(3)            6,500          --
President, General Counsel

                             2002     151,610      50,536        --(3)            4,300          --

                             2001     139,054      46,650        --(3)              217          --

Tracy C. Peterson            2003      91,284      14,333        --(3)            4,050          --
Chief Financial Officer


                             2002      82,443      19,130        --(3)            2,150          --

                             2001      62,638      10,459        --(3)              217          --


     (1) Includes trustee fees of $40,350, $38,200 and $48,000 paid by the Company during fiscal year 2003, 2002 and 2001, respectively.

     (2) In June 1999, the board of directors granted Mr. Holmes 1,000,000 shares of class C common stock to be vested, in equal parts, over a ten-year period beginning with fiscal year 1999, with an annual compensation value of $50,000. Mr. Holmes will be fully vested on June
          30, 2008. Issuance was in part to compensate him for his efforts and upon cancellation of Mr. Holmes' warrants and option to acquire
          986,122 shares of class C common stock.

     (3) The Company believes that the aggregate amounts of such omitted personal benefits do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported in columns (c) and (d) for the named executive officers.

     INCENTIVE COMPENSATION

     Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee's annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements.


     401(K) PLAN

     The Company offers a 401(k) plan covering substantially all employees. The Company will match a certain percentage of a participating employee's pay deferment. The Company contributes to participants' accounts at the same time that the employee's pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the Company's matching contribution.

     The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company did not make a profit sharing contribution for the 2003, 2002 or 2001 fiscal years. Prior to January 1, 2002, there was a separate profit sharing plan.

     Effective January 1, 2002, the separate profit sharing plan was merged into the 401(k) plan to provide a more efficient manner of administration.


     SAVINGS PLANS

     The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their children's education.


     STOCK PURCHASE PLAN

     The Company has a program whereby employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2003, 2002 and 2001, employees purchased 20,510, 37,770 and 21,870 shares of treasury stock from the Company respectively.


     STOCK OPTION PLANS

     In March 1985, the board of directors of the Company adopted an Incentive Stock Option Plan (1985 Plan), giving certain executives and key salaried employees of the Company and its subsidiaries options to purchase shares of the Company's class A common stock. The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991, it was amended to provide provisions to cause the plan and future grants under the plan to qualify under the Securities Exchange Act of 1934 (1934 Act) Rule 16b-3. As of June 30, 2003, under this plan, 202,500 options were granted, 88,000 options had been exercised, 112,000 options had expired, and 2,500 options remained outstanding. The 1985 Plan, as amended, terminated on December 31, 1994.

     In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of the Company's class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 2003, there were no grants. As of June 30, 2003, under this amended plan, 876,700 options had been granted, 403,000 options had been exercised, 423,200 options had expired, and 50,500 options remained outstanding, and 346,500 options are available for grant.

     In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of the Company's class A common stock to directors, officers, and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 2003, there were no options granted. As of June 30, 2003, 240,500 options had been granted, 8,000 shares had been exercised, 124,000 options had expired, 108,500 options remained outstanding, and 85,500 options are available for grant.

The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values. There were no options or SARs awarded during the period.


     (A) (B) (C) (D) (E)


                                                         NUMBER OF
                                                         SECURITIES           VALUE OF
                                                         UNDERLYING          UNEXERCISED
                                                         UNEXERCISED         IN-THE-MONEY
                                                         OPTIONS/SARS        OPTIONS/SARS
                                                         AT FY END (#)       AT FY END ($)

    NAME               NUMBER OF
                         SHARES
                      ACQUIRED ON         VALUE         EXERCISABLE/        EXERCISABLE/
                        EXERCISE        REALIZED       UNEXERCISABLE       UNEXERCISABLE
Frank E. Holmes             0               0               1,000/0             $0/$0
Susan B. McGee              0               0          45,500/6,000     $3,900/$2,100
Tracy C. Peterson           0               0           3,000/2,000       $1,050/$700





     COMPENSATION OF DIRECTORS

     The Company may grant nonemployee directors options under the Company's 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $3,750 in any quarter paid in arrears. During the fiscal year ended June 30, 2003, the nonemployee directors each received compensation of $12,750. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors.


     REPORT ON EXECUTIVE COMPENSATION

     The board appointed Messrs. Holmes, Lydon, Terracina, and Rubinstein as members of the Compensation Committee. There are no compensation committee interlocks to report. Mr. Holmes serves as an employee and officer of the Company. The board of directors reviews Mr. Holmes' compensation annually to determine an acceptable base compensation, reflecting an amount competitive with industry peers and taking into account the relative cost of living in San Antonio, Texas. The board of directors also reviews Mr. Holmes' performance in managing the Company's securities portfolio and determines periodically whether to pay Mr. Holmes a cash bonus with respect to such performance. During fiscal year 1999, Mr. Holmes, in addition to his other duties, became the Company's chief investment officer responsible for supervising management of clients' portfolios. In August 1999, in part to compensate him for these efforts and upon cancellation of Mr. Holmes' warrants and option to acquire 986,122 shares of class C common stock, the board approved the issuance of 1,000,000 shares of class C common stock to Mr. Holmes to be vested over a ten-year period beginning with fiscal year 1998, with an annual compensation value of $50,000. Mr. Holmes will be fully vested on June 30, 2008.

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

     Rubinstein and Mr. Terracina are the members of the Stock Option Committee of the board of directors. This committee acts upon recommendations of the Chief Executive Officer.


     COMPANY PERFORMANCE PRESENTATION

     [GRAPHIC: Graph plotted from data points in following chart]

                           U.S. GLOBAL INVESTORS, INC.
                       JUNE 30, 1998 THROUGH JUNE 30, 2003


                                   TSE
                     S&P          Gold &
                     500        Prec. Min.
       DATE         INDEX         Index          GROW
                      $             $              $
     ---------     -------      ---------       ------
      Jun-98       10,000         10,000        10,000
      Jul-98        9,894          8,621         8,125
      Aug-98        8,465          6,523         7,188
      Sep-98        9,007         10,367         7,813
      Oct-98        9,739         10,545         6,563
      Nov-98       10,329          9,824         7,813
      Dec-98       10,924          9,339         7,813
      Jan-99       11,381          9,095         8,125
      Feb-99       11,027          8,559        10,313
      Mar-99       11,468          8,357         7,500
      Apr-99       11,912          9,852         6,875
      May-99       11,631          8,174         7,188
      Jun-99       12,276          8,709         6,250
      Jul-99       11,893          8,162         6,875
      Aug-99       11,834          8,445         7,188
      Sep-99       11,510         10,636         7,500
      Oct-99       12,238          9,135         8,125
      Nov-99       12,487          8,606         7,500
      Dec-99       13,222          8,240         7,500
      Jan-00       12,558          7,308         8,125
      Feb-00       12,320          7,114        10,938
      Mar-00       13,525          6,693         8,125
      Apr-00       13,118          6,971         7,500
      May-00       12,850          7,275         8,438
      Jun-00       13,167          7,434         8,750
      Jul-00       12,961          6,572         8,438
      Aug-00       13,766          6,856         7,813
      Sep-00       13,039          6,658         7,500
      Oct-00       12,984          5,951         7,032
      Nov-00       11,961          6,601         5,625
      Dec-00       12,019          7,175         5,313
      Jan-01       12,446          6,752         5,625
      Feb-01       11,312          7,062         6,094
      Mar-01       10,595          6,516         5,938
      Apr-01       11,418          7,514         5,750
      May-01       11,495          7,696         5,250
      Jun-01       11,215          7,472         5,350
      Jul-01       11,105          7,348         5,250
      Aug-01       10,410          7,790         5,000
      Sep-01        9,570          8,576         4,500
      Oct-01        9,752          7,935         4,750
      Nov-01       10,500          7,685         4,850
      Dec-01       10,592          7,994         5,250
      Jan-02       10,438          8,928         5,350
      Feb-02       10,236          9,344         5,900
      Mar-02       10,621          9,760         9,000
      Apr-02        9,978         10,414        10,750
      May-02        9,904         12,185        11,945
      Jun-02        9,199         10,621        10,000
      Jul-02        8,482          8,567         7,755
      Aug-02        8,538          9,722         8,750
      Sep-02        7,611          9,661         6,500
      Oct-02        8,280          8,790         5,800
      Nov-02        8,767          8,633         6,250
      Dec-02        8,252         10,296        12,245
      Jan-03        8,036         10,471        11,490
      Feb-03        7,915          9,780        12,900
      Mar-03        7,992          9,219        10,000
      Apr-03        8,650          9,104         9,500
      May-03        9,105         10,151         9,850
      Jun-03        9,222         10,428         9,250

     The graph above compares the cumulative total return for both Company's class A common stock to the cumulative total return for the S&P 500 Index and the Toronto Stock Exchange Gold and Precious Minerals Index (without dividend reinvestment) for the Company's last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 1998, and that all dividends are reinvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     CLASS C COMMON STOCK (VOTING STOCK)

     On September 22, 2003, there were 1,496,800 shares of the Company's class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER         CLASS C COMMON       PERCENT OF
                                                  SHARES           CLASS (%)
                                               BENEFICIALLY
                                                  OWNED

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

     CLASS A COMMON STOCK (NONVOTING STOCK)

     On September 22, 2003, there were 5,976,996 shares of the Company's class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company's class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.


NAME AND ADDRESS OF BENEFICIAL OWNER             CLASS A COMMON      PERCENT OF
                                                     SHARES           CLASS (%)
                                                  BENEFICIALLY
                                                     OWNED

Royce Associates, LLC. - New York, New York (1)     886,305(1)          14.82%


     (1) Information is from Schedule 13G for period ending December 31, 2002, filed with the SEC February 5, 2003.



     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of September 22, 2003, information regarding the beneficial ownership of the Company's class A and class C common stock by each director and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.


                                                           CLASS C                CLASS A
                                                        COMMON STOCK            COMMON STOCK

BENEFICIAL OWNER                                      NUMBER         %         NUMBER       %
                                                        OF                       OF
                                                      SHARES                   SHARES

Frank E. Holmes, CEO, Director                    1,392,211(1)   93.01%     265,570(2)      4.44%

Thomas F. Lydon, Jr., Director                         --         --         10,000(3)      0.17%

Susan B. McGee, President, General Counsel             --         --         62,804(3)      1.05%

Tracy C. Peterson, CFO                                 --         --         12,765(3)      0.21%

Jerold H. Rubinstein, Director                         --         --         10,000(3)      0.17%

Roy D. Terracina, Director                             --         --         89,100(3)      1.49%

All directors and executive officers as a group   1,392,211         93.01%  450,239         7.53%
(six persons)


     (1) Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a period of ten years and will be fully vested on June 30, 2008; 102,280 shares owned by F. E.
          Holmes Organization Inc.; 285,000 shares owned directly by Mr. Holmes;
          and 4,931 shares owned by Mr. Holmes in an IRA.

     (2)  Includes options to obtain 1,000 shares of class A common stock;
          100,000 shares of class A common stock held by F.E. Holmes
          Organization, Inc., a corporation wholly owned by Mr. Holmes; 99,453 shares owned directly by Mr. Holmes, 64,817 shares owned by Mr. Holmes in retirement accounts, and 1,300 shares of class A common stock owned separately by Mr. Holmes' wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of class A common stock.

     (3) Includes shares of class A common stock underlying presently exercisable options held directly by each individual as follows: Mr.
          Lydon - 10,000 shares; Ms. McGee - 51,500 shares; Mr. Peterson - 5,000 shares; Mr. Rubinstein - 10,000 shares; and Mr. Terracina - 51,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 15 to the Consolidated Financial Statements and filed as a part of this report.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Section not applicable until fiscal year ending June 30, 2004.

Part IV of Annual Report on Form 10-K


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:


     1. FINANCIAL STATEMENTS

     The Consolidated Financial Statements including:

     o    Report of Independent Accountants

     o    Consolidated Balance Sheets as of June 30, 2003 and 2002

     o Consolidated Statements of Operations and Comprehensive Income (Loss) for the three years ended June 30, 2003

     o Consolidated Statements of Shareholders' Equity for the three years ended June 30, 2003

     o Consolidated Statements of Cash Flows for the three years ended June 30, 2003

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

     10.5 Sub-Advisory Agreement dated January 25, 2002, by and between Company, U.S. Global Accolade Funds/ Eastern European Fund, and Charlemagne Capital Limited, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2002 (EDGAR Accession No. 07777811-02-000019).

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

     10.9 Amendment No. 1, dated July 1, 2001, to loan agreement between Company and Bank One NA for refinancing building, included herein.

     10.10Amendment No. 2, dated February 1, 2003, to loan agreement between
          Company and Bank One NA for refinancing building, included herein.

     10.11United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to
          Exhibit 4(b) of the Company's Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

     10.12United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company's Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

     10.13U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

     10.14Custodian Agreement dated November 1, 1997, between U.S. Global
          Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registration Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

     10.15Amendment dated June 30, 2001, to Custodian Agreement dated November
          1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.16Appendix A to Custodian Agreement dated November 1, 1997, between U.S.
          Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.17Amendment  dated  February  21, 2001,  to Appendix B of the  Custodian
          Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.18Custodian  Agreement  dated  November  1, 1997,  between  U.S.  Global
          Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-1A dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

     10.19Amendment  dated May 14, 1999, to Custodian  Agreement  dated November
          1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-1A dated February 29, 1999 (EDGAR Accession No. 0000902042-99-000004).

     10.20Amendment  dated June 30, 2001, to Custodian  Agreement dated November
          1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.21Appendix A to  Custodian  Agreement  dated  November 1, 1997,  between
          U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

     10.22Amendment  dated  February  16, 2001,  to Appendix B of the  Custodian
          Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

     10.23Distribution Agreement by and between U.S. Global Brokerage, Inc. and
          U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 of Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

     10.24Distribution Agreement by and between U.S. Global Brokerage, Inc. and
          U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 of Company's Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

     16   Letter Regarding Change in Certifying Accountant

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

                                                     U.S. GLOBAL INVESTORS, INC.



                                                     By: /s/ Frank Holmes
                                                     FRANK E. HOLMES
              Date: September 29, 2003               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                        CAPACITY IN WHICH SIGNED                 DATE


/s/ Frank Holmes
---------------------------
FRANK E. HOLMES               Chairman of the Board of        September 29, 2003
                                Directors
                             Chief Executive Officer
                            Chief Investment Officer

* /s/ Thomas F. Lydon, Jr.
---------------------------
THOMAS F. LYDON, JR.          Director                        September 29, 2003


* /s/ Jerold H. Rubinstein
---------------------------
JEROLD H. RUBINSTEIN          Director                        September 29, 2003

* /s/ Roy D. Terracina
---------------------------
ROY D. TERRACINA              Director                        September 29, 2003


/s/ Tracy C. Peterson
---------------------------
TRACY C. PETERSON             Chief Financial Officer         September 29, 2003



*BY: /s/ Susan B. McGee
---------------------------
Susan B. McGee                                                September 29, 2003
Attorney-in-Fact under Power
of Attorney dated
September 26, 2001

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


              Date: September 29, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


              Date: September 29, 2003


              /s/ Tracy C. Peterson
              ----------------------------------
              Signature
              Tracy C. Peterson, Chief Financial Officer