Form 10-Q
period 2003-09-30
U S GLOBAL INVESTORS INC
filed 2003-11-14
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q
             ------------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

On November 10, 2003, there were 6,311,474 shares of Registrant's class A nonvoting common stock issued and 5,981,779 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                                Table of Contents



Part I. Financial Information..................................................1

        Item 1. Financial Statements...........................................1
                Consolidated Balance Sheets (Unaudited)........................1
                Consolidated Statements of Operations and
                  Comprehensive  Income (Loss) (Unaudited).....................3
                Consolidated Statements of Cash Flows (Unaudited)..............4
                Notes To Consolidated Financial Statements (Unaudited).........5

        Item 2. Management's  Discussion  and Analysis of Financial Condition
                and Results of Operations......................................9

        Item 3. Quantitative and Qualitative Disclosures about Market Risk....12

        Item 4. Controls and Procedures.......................................12


Part II. Other Information....................................................13

Item 6. Exhibits and Reports on Form 8-K......................................13

Signatures....................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

                                                       Assets

                                                               SEPTEMBER 30, 2003        JUNE 30, 2003
                                                               ------------------        -------------
                                                                  (UNAUDITED)

Current Assets
    Cash and cash equivalents                                  $1,505,502                 $1,162,243
    Due from brokers                                               40,951                      3,889
    Trading securities, at fair value                           1,352,485                    723,428
    Receivables
       Mutual  funds  - net of allowance of $25,301 and           973,967                    966,260
          $64,488 at September 30, 2003, and June 30, 2003,
          respectively
       Private advisory client                                    457,683                    378,832
       Litigation settlement                                          ---                    371,057
       Employees                                                    3,010                      3,998
       Other                                                       71,935                     20,536
    Prepaid expenses                                              257,675                    338,020
    Deferred tax asset                                            249,737                    372,084

       Total Current Assets                                     4,912,945                  4,340,347

Net Property and Equipment                                      1,848,031                  1,778,832

Other Assets
    Restricted investments                                        195,000                    195,000
    Long-term deferred tax asset                                  850,800                    735,257
    Investment securities available-for-sale,
       at fair value                                              408,133                    390,251
       Total Other Assets                                       1,453,933                  1,320,508

       Total Assets                                            $8,214,909                 $7,439,687


         The accompanying notes are an integral part of this statement.

Liabilities and Shareholders'Equity

                                                               SEPTEMBER 30, 2003        JUNE 30, 2003
                                                               ------------------        -------------
                                                                  (UNAUDITED)
Current Liabilities
    Accounts payable                                            $   146,756               $    70,437
    Accrued compensation and related costs                          268,034                   264,697
    Current portion of notes payable                                 71,178                    70,033
    Current portion of annuity and contractual obligation            10,648                    10,464
    Other accrued expenses                                          305,267                   361,831

       Total Current Liabilities                                    801,883                   777,462

    Notes payable-net of current portion                            868,671                   886,527
    Annuity and contractual obligations                              99,277                   102,009

       Total Non-Current Liabilities                                967,948                   988,536

       Total Liabilities                                          1,769,831                 1,765,998

Shareholders' Equity
    Common stock (Class A) - $.05 par value; nonvoting;
       authorized, 7,000,000 shares; issued, 6,311,474
       shares                                                       315,574                   315,574
    Common stock (Class B) - $.05 par value; nonvoting;
       authorized, 2,250,000 shares; no shares issued                     --                        --
    Common stock (Class C) - $.05 par value; voting;
       authorized, 1,750,000 shares; issued, 1,496,800
       shares                                                        74,840                    74,840
    Additional paid-in-capital                                   10,821,020                10,806,655
    Treasury stock, class A shares at cost; 334,756 and
       361,948 shares at September 30, 2003, and June 30,
       2003, respectively                                          (615,780)                 (663,536)
    Accumulated other comprehensive income (loss), net of
       tax                                                           10,874                   (10,883)
    Accumulated deficit                                          (4,161,450)               (4,848,961)

       Total Shareholders' Equity                                 6,445,078                 5,673,689

       Total Liabilities and Shareholders' Equity                $8,214,909                $7,439,687

         The accompanying notes are an integral part of this statement.

Consolidated   Statements  of  Operations   and   Comprehensive   Income  (Loss)
(Unaudited)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                       2003                 2002
                                                                 ---------------       ----------------
Revenues
   Investment advisory fees                                     $1,333,346               $1,227,783
   Transfer agent fees                                             537,245                  583,752
   Custodial and administrative fees                                35,229                   34,880
   Investment income (loss)                                        388,233                 (121,087)
   Private client advisory fees                                    291,882                  205,365
   Other                                                            42,954                   40,262
                                                                 2,628,889                1,970,955
Expenses
   General and administrative                                    1,896,542                1,805,265
   Depreciation                                                     26,490                   29,876
   Interest                                                         22,749                   21,513
                                                                 1,945,781                1,856,654

Income Before Income Taxes                                         683,108                  114,301

Provision for Federal Income Taxes
   Tax (Benefit) Expense                                            (4,403)                   3,194
Net Income                                                      $  687,511               $  111,107

Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on
   available-for-sale securities                                    21,757                 (124,839)

Comprehensive Income (Loss)                                     $  709,268               $  (13,732)

Basic and Diluted Net Income per Share                          $     0.09               $     0.01



         The accompanying notes are an integral part of this statement.

Consolidated Statements of Cash Flows (Unaudited)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                     2003                 2002
                                                                 ------------       ----------------
Cash Flows from Operating Activities:
Net income                                                      $   687,511         $   111,107
Adjustments to reconcile net income to net cash provided by
operating activities:

     Depreciation                                                    26,490              29,876
     Net recognized gain on securities                               (9,726)                 --
     Provision for deferred taxes                                    (4,403)              3,194
     Provision for losses on accounts receivable                    (39,187)                 --
     Compensation expense resulting from the issuance
       of treasury stock                                              --                  4,800
Changes in assets and liabilities, impacting cash from
operations:
     Accounts receivable                                            273,275              47,363
     Prepaid expenses and other                                      43,283             111,539
     Trading securities                                            (637,777)           (975,556)
     Accounts payable and accrued expenses                           60,592             852,307
Total adjustments                                                  (287,453)             73,523

Net Cash Provided by Operating Activities                           400,058             184,630

Cash Flows from Investing Activities:
     Purchase of property and equipment                             (95,690)             (2,388)
     Purchase of available-for-sale securities                      (44,543)                 --
     Proceeds on sale of available-for-sale securities               78,072                  --
Net Cash Used in Investing Activities                               (62,161)             (2,388)

Cash Flow from Financing Activities:
     Payments on annuity                                             (2,548)             (2,301)
     Payments on note payable                                       (16,711)            (15,624)
     Proceeds  from  issuance or  exercise of stock,  warrants,
     and options                                                     25,360              16,184
     Purchase of treasury stock                                        (739)
                                                                                             --
Net Cash Provided by (Used in) Financing Activities                   5,362              (1,741)

Net Increase in Cash and Cash Equivalents                           343,259             180,501

Beginning Cash and Cash Equivalents                               1,162,243             988,936

Ending Cash and Cash Equivalents                                $ 1,505,502         $ 1,169,437



         The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

The Consolidated Financial Statements have been prepared by U.S. Global Investors, Inc. (the Company or U.S. Global) pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 2003.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), and U.S. Global Brokerage, Inc. (USGB).

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire year.

Note 2. Investments

The cost of investments classified as trading at September 30, 2003, and June 30, 2003, was $1,913,108 and $1,658,058, respectively. The market value of investments classified as trading at September 30, 2003, and June 30, 2003, was $1,352,485 and $723,428, respectively. The change in net unrealized holding losses on trading securities held at September 30, 2003, and 2002, which has been included in income for the quarter, was $374,007 and $(129,623), respectively. Sales of trading securities generated realized losses of $8,720 and $0 for quarter ended September 30, 2003, and 2002, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable, was $391,657 and $406,739 at September 30, 2003, and June 30, 2003, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair market value at September 30, 2003, and June 30, 2003, of $408,133 and $390,251, respectively, with
$10,874 and $(10,883), respectively, net of tax, in unrealized gains (losses) being recorded as a separate component of shareholders' equity. Sales of available-for-sale securities generated realized gains of $32,672 and $0 for the quarter ended September 30, 2003, and 2002, respectively. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The company recorded other than temporary declines of $14,226 and $0 for the quarter ended September 30, 2003, and 2002, respectively.

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

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2004, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the quarter ended September 30, 2003, and 2002, were $390,438 and $400,885, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2004 and May 2004, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

The Company provides investment management services for a private advisory client. The Company has a fee arrangement for these services whereby it receives an administrative fee annually plus a percentage of any gains from the sale of the securities in the client account, payable at the settlement of the sales. The Company has recorded $291,882 and $205,365 in revenue from these fee arrangements for the quarter ended September 30, 2003, and 2002, respectively.

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as gains on marketable securities transactions for the Company's proprietary account.

Note 4. Borrowings

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of September 30, 2003, the balance on the note was $939,849. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent annually. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at September 30, 2003.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable. As of September 30, 2003, this credit facility remained unutilized by the Company.

Note 5. Stock-Based Compensation

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                     2003                 2002
                                                                 ------------        -------------

Net Income, as reported                                          $   687,511         $   111,107
Add:    Stock-based employee compensation expense
        included in reported net income, net of tax                    8,250              10,501
Deduct: Total stock-based employee compensation expense
        determined under fair value based method, net of tax          (9,322)            (11,627)
Pro forma net income                                             $   686,439         $   109,981
Earnings per share:
     Basic and Diluted - as reported                             $      0.09         $      0.01
     Basic and Diluted - pro forma                               $      0.09         $      0.01


For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. No options were granted during the quarter ended September 30, 2003, and September 30, 2002, respectively. During the quarter ended September 30, 2003, $37,500 of stock was issued in payment of bonuses accrued at June 30, 2003.

Note 6. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (EPS):

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                     2003                 2002
                                                                 ------------       --------------

Basic and diluted net income                                   $   687,511          $   111,107

Weighted average number of outstanding shares
     Basic                                                       7,465,593            7,465,845

Effect of dilutive securities
     Employee stock options                                         34,160                5,657
     Diluted                                                     7,499,753            7,471,502

Earnings per share
     Basic                                                     $      0.09          $      0.01
     Diluted                                                   $      0.09          $      0.01


The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended September 30, 2003, and September 30, 2002, options for 16,000 and 120,000 shares, respectively, were excluded from diluted EPS.

Note 7. Income Taxes

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2003, the Company has net operating loss carryovers (NOLs) of approximately $1.7 million, which will expire between fiscal 2010 and 2022, charitable contribution carryovers of approximately $69,000 expiring between 2004 and 2007, and alternative minimum tax credits of approximately $140,000 with indefinite expirations. The long-term deferred tax asset includes approximately $109,000 of unrealized losses on available-for-sale securities, approximately $22,000 associated with the difference between book and tax depreciation, and approximately

$37,000 from annuity obligations. If certain changes in the Company's ownership occur subsequent to September 30, 2003, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $87,000 and $315,000 at September 30, 2003, and June 30, 2003, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

Note 8. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to its mutual funds and private client, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:



                                                              Investment
                                                              Management          Corporate
                                                                Services         Investments        Consolidated
Three months ended September 30, 2003
Revenues                                                      $2,243,701         $   385,188        $ 2,628,889

Income before income taxes                                    $  297,920         $   385,188        $   683,108

Depreciation                                                  $   26,490         $        --        $    26,490
Interest expense                                              $   22,749         $        --        $    22,749
Capital expenditures                                          $   95,690         $        --        $    95,690

Gross identifiable assets at September 30, 2003               $5,258,822         $ 1,855,550         $7,114,372
    Deferred tax asset                                                                                1,100,537
Consolidated total assets at September 30, 2003                                                     $ 8,214,909

Three months ended September 30, 2002
Revenues                                                      $2,100,401         $  (129,446)       $ 1,970,955

Income (loss) before income taxes                             $  244,372         $  (130,071)       $   114,301


Depreciation                                                  $   29,876         $        --        $    29,876
Interest expense                                              $   20,888         $       625        $    21,513
Capital expenditures                                          $    2,388         $        --        $     2,388

Gross identifiable assets at September 30, 2002               $4,447,855         $ 3,125,509         $7,573,364
    Deferred tax asset                                                                                1,173,292
Consolidated total assets at September 30, 2002                                                     $ 8,746,656



Note 9. Contingencies

The Company was named as one of several defendants in a civil lawsuit filed in New York. During June 2003, this lawsuit was dismissed. However, during July 2003, the plaintiff filed an appeal. Management consulted with legal counsel and determined that the Company has strong merits for obtaining a favorable ruling.

The Company was the plaintiff in a lawsuit filed in Ontario, Canada and a mediation was held during June 2003. During this mediation, the Company and the defendant agreed to a settlement in the amount of $371,057, which was recorded as a receivable on the balance sheet at June 30, 2003. Payment on the settlement was received by the Company during the quarter ended September 30, 2003, and the case has been formally dismissed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S.   Global   Investors,   Inc.   (the  Company  or  U.S.   Global)  has  made
forward-looking statements concerning the Company's performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions,
(iii) the effect of government regulation on the Company's business, and (iv) market, credit, and liquidity risks associated with the Company's investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward- looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

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

During the quarter ended September 30, 2003, mutual fund assets under management averaged $1.07 billion versus $1.11 billion for the same period ended September 30, 2002. This decline was primarily due to shareholder redemptions in the U.S. Government Securities Savings Fund as money market investors seek alternative short-term investments with higher yields. This industry trend, as reflected in Investment Company Institute (ICI) mutual fund money flow data, has been partially offset by a significant increase in assets in the Company's gold, tax free bond, and foreign equity funds.

The Company has entered into an arrangement with a private client and has a fee arrangement for the securities in the private client account whereby it receives an administrative fee annually plus a percentage of any gains from the sale of the securities, payable at the settlement of the sales. The Company has recorded $291,882 and $205,365 from these fee arrangements for the quarter ended September 30, 2003, and 2002, respectively. These amounts have been classified as private client advisory fees on the statement of operations.

Investment Activities

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On September 30, 2003, the Company held approximately $1.8 million in investment securities. The value of these investments is approximately 21 percent of total assets and 27 percent of shareholders' equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the quarter ended September 30, 2003, the Company had net realized gains of $23,952 compared with $0 for the quarter ended September 30, 2002. The change in net unrealized holding losses on trading securities held at September 30, 2003, and 2002, which has been included in income for the three-month period, was $374,007 and $(129,623), respectively. The Company expects that gains and losses will continue to fluctuate in the future. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The company recorded other than temporary declines of $14,226 and $0 for the quarter ended September 30, 2003, and 2002, respectively.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2003 AND 2002

The Company posted net after-tax income of $687,511 ($.09 income per share) for the quarter ended September 30, 2003, compared with a net after-tax income $111,107 ($.01 income per share) for the quarter ended September 30, 2002

Revenues

Total consolidated revenues for the quarter ended September 30, 2003, increased $657,934, or 33 percent, compared with the quarter ended September 30, 2002. This increase was primarily attributable to unrealized gains on trading securities of $374,007 for the quarter ended September 30, 2003, compared to unrealized losses of $(129,623) for the quarter ended September 30, 2002. The Company also realized an increase in investment advisory fees of $105,563 as a result of improved profit margins on its assets under management. Redemptions in low margin money market funds were offset by market gains and purchases in high margin gold and foreign equity funds. The Company also had an increase in private client advisory fees of $86,517 due to continued asset appreciation in the client account. Offsetting these favorable trends was a decrease of $46,507 in transfer agent fees due to a decline in the consolidated number of mutual fund shareholder accounts.

Expenses

Total consolidated expenses for the quarter ended September 30, 2003, increased $89,127, or 5 percent, compared with the quarter ended September 30, 2002. The Company has increased marketing expenditures and has incurred additional sub-advisory fees associated with asset growth in the Eastern European Fund.

Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance since this measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. The following is a reconciliation of Income Before Income Taxes to EBITDA:


                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                     2003                 2002
                                                                 ------------        -------------

Income Before Income Taxes                                       $   683,108         $  114,301
Adjustments:
  Interest                                                            22,749             21,513
  Depreciation                                                        26,490             29,876
  Net recognized gain on securities                                   (9,726)                --
  Net unrealized (gain) loss on trading securities                  (374,007)           129,623
EBITDA                                                           $   348,614         $  295,313

EBITDA for the quarter ended September 30, 2003, was $348,614, which was an increase of $53,301, or 18 percent, from an EBITDA of $295,313 for the quarter ended September 30, 2002. The Company has been able to utilize its expertise in the field of gold and precious minerals to provide investment management services to a private advisory client whereby the Company earns a percentage of the gains realized in the client account. The underlying investments in this account had outstanding performance in the quarter ended September 30, 2003, boosting operational returns relative to prior year. In addition, the Company had increased investment advisory fees as a result of growth in higher margin mutual funds. Conversely, during the same period the Company experienced a reduction in transfer agent fee revenues and an increase in operating expenses.

INCOME TAXES

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2003, the Company has net operating loss carryovers (NOLs) of approximately $1.7 million, which will expire between fiscal 2010 and 2022, charitable contribution carryovers of approximately $69,000 expiring between 2004 and 2006, and alternative minimum tax credits of approximately $140,000 with indefinite expirations. The long-term deferred tax asset includes approximately $109,000 of unrealized losses on available-for-sale securities, approximately $22,000 associated with the difference between book and tax depreciation, and approximately $37,000 from annuity obligations. If certain changes in the Company's ownership occur subsequent to September 30, 2003, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $87,000 and $315,000 at September 30, 2003, and June 30, 2003, respectively, providing for the utilization of NOLs, charitable contributions, and investment tax credits against future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had net working capital (current assets minus current liabilities) of approximately $4.1 million and a current ratio of 6.1 to
1. The increase in net working capital of $548,177 from June 30, 2003 to September 30, 2003, was primarily due to unrealized appreciation in the value of trading securities. In addition, working capital increased as a result of the Company recording additional receivables from the private advisory client to reflect its share of unrealized appreciation in the client account. With approximately $1.5 million in cash and cash equivalents and more than $1.7 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. Cash and cash equivalents increased by more than $343,000 from June 30, 2003 to September 30, 2003, as the Company was able to collect the monies due from a litigation settlement. The Company has a note payable to a bank whereby it must maintain certain financial covenants. One of the covenants requires that the Company maintain cash and cash equivalents and eligible marketable securities to meet or exceed $1 million at the end of each quarter. The Company is in full compliance with all of its financial covenants at September 30, 2003. Total shareholders' equity was approximately $6.4 million, with cash, cash equivalents, and marketable securities comprising 40 percent of total assets. With the exception of operating expenses, the Company's only material commitment is its note payable to the bank. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

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

The sensitivity analysis below summarizes the Company's equity price risks as of September 30, 2003, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.


SENSITIVITY ANALYSIS                                                     Estimated          Increase
                                                    Hypothetical      Fair Value after    (Decrease) in
                              Fair Value at          Percentage         Hypothetical       Shareholders'
                           September 30, 2003          Change          Percent Change          Equity
Trading Securities            $ 1,352,485           25% increase         $ 1,690,606       $  223,160
                                                    25% decrease         $ 1,014,364       $ (223,160)
Available-for-Sale            $   408,133           25% increase         $   510,166       $   67,342
                                                    25% decrease         $   306,100       $  (67,342)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits


     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

2. Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                     U.S. GLOBAL INVESTORS, INC.




DATED: November 14, 2003                        BY:   /s/ Frank E. Holmes
                                                     ---------------------------
                                                     Frank E. Holmes
                                                     Chief Executive Officer


DATED: November 14, 2003                        BY:   /s/ Tracy C. Peterson
                                                     ---------------------------
                                                     Tracy C. Peterson
                                                     Chief Financial Officer