Form 10-Q
period 2003-12-31
U S GLOBAL INVESTORS INC
filed 2004-02-17
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q
             ------------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

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

On February 13, 2004, there were 6,311,474 shares of Registrant's class A nonvoting common stock issued and 5,970,610 shares of Registrant's class A nonvoting common stock issued and outstanding, no shares of Registrant's class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                                Table of Contents



Part I. Financial Information.................................................1


   Item 1. Financial Statements...............................................1
           Consolidated Balance Sheets (Unaudited)............................1
           Consolidated Statements of Operations and Comprehensive
           Income (Unaudited).................................................3
           Consolidated Statements of Cash Flows (Unaudited)..................4
           Notes To Consolidated Financial Statements (Unaudited).............5

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk........15

   Item 4. Controls and Procedures...........................................15


Part II. Other Information...................................................16


   Item 6. Exhibits and Reports on Form 8-K..................................16


Signatures...................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

                                     Assets

                                              DECEMBER 31, 2003    JUNE 30, 2003
                                              -----------------    -------------
                                              -----------------    -------------
                                                (UNAUDITED)
Current Assets
  Cash and cash equivalents                      $1,465,856         $1,162,243
  Due from brokers                                  152,928              3,889
  Trading securities, at fair value               2,533,072            723,428
  Receivables
    Mutual  funds-net of
     allowance of $0 and $64,488 at               1,500,144            966,260
     December 31, 2003, and June 30, 2003,
     respectively
    Private advisory client                        702,142             378,832
    Litigation settlement                             --               371,057
    Employees                                        9,370               3,998
    Other                                           51,227              20,536
 Prepaid expenses                                  263,815             338,020
 Deferred tax asset                                   --               372,084


       Total Current Assets                       6,678,554          4,340,347

Net Property and Equipment                        1,827,104          1,778,832

Other Assets
    Restricted investments                          180,000            195,000
    Long-term deferred tax asset                    687,295            735,257
    Investment securities available-for-sale,
    at fair value                                   445,264            390,251
       Total Other Assets                         1,312,559          1,320,508

       Total Assets                              $9,818,217         $7,439,687

Liabilities and Shareholders' Equity


                                                DECEMBER 31, 2003  JUNE 30, 2003
                                                -----------------  -------------
                                                   (UNAUDITED)
Current Liabilities
  Accounts payable                                 $    76,208     $    70,437
  Accrued compensation and related costs               378,097         264,697
  Current portion of notes payable                      72,340          70,033
  Current portion of annuity and
   contractual obligation                               10,835          10,464
  Deferred tax liability                               162,469              --
  Other accrued expenses                               510,718         361,831

     Total Current Liabilities                       1,210,667         777,462

  Notes payable-net of current portion                 850,690         886,527
  Annuity and contractual obligations                   96,497         102,009

     Total Non-Current Liabilities                     947,187         988,536

     Total Liabilities                               2,157,854       1,765,998

Shareholders' Equity
  Common stock (Class A) - $.05 par value;
     nonvoting; authorized, 7,000,000
     shares; issued, 6,311,474 shares                  315,574         315,574
  Common stock (Class B) - $.05 par
     value; nonvoting; authorized,
     2,250,000 shares; no shares issued                   --              --
  Common stock (Class C) - $.05 par value;
     voting; authorized, 1,750,000 shares;
     issued, 1,496,800 shares                           74,840          74,840
  Additional paid-in-capital                        10,825,547      10,806,655
  Treasury stock, class A shares at cost;
      340,864 and 361,948 shares at
      December 31, 2003, and June 30, 2003,
     respectively                                    (655,122)        (663,536)
  Accumulated other comprehensive income
     (loss), net of tax                                 12,481         (10,883)
  Accumulated deficit                               (2,912,957)     (4,848,961)

     Total Shareholders' Equity                      7,660,363       5,673,689

     Total Liabilities and Shareholders' Equity     $9,818,217      $7,439,687

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                            SIX MONTHS ENDED            THREE MONTHS ENDED
                                               DECEMBER 31,                DECEMBER 31,
                                       --------------------------    --------------------------
                                          2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------

Revenues
 Investment advisory fees                 $3,340,301    $2,412,199     $2,006,955     $1,184,416
 Transfer agent fees                       1,169,267     1,162,413        632,022        578,661
 Custodial and administrative fees            69,412        85,428         34,183         50,548
 Investment income (loss)                  1,711,684       (79,729)     1,323,451         41,358
 Private client advisory fees                577,528       324,997        285,646        119,632
 Other                                        97,874       106,390         54,920         66,128
                                           6,966,066     4,011,698      4,337,177      2,040,743
Expenses
 General and administrative                4,361,409     3,658,919      2,464,867      1,853,654
 Depreciation                                 53,845        58,704         27,355         28,828
 Interest                                     44,327        42,492         21,578         20,979
                                           4,459,581     3,760,115      2,513,800      1,903,461

Income Before Income Taxes                 2,506,485       251,583      1,823,377        137,282

Provision for Federal Income Taxes
   Tax Expense (Benefit)                     570,481        (1,501)       574,884        (4,695)
Net Income                                $1,936,004    $  253,084     $1,248,493     $  141,977

Other comprehensive income (loss),
 net of tax Unrealized gains(losses)
 on available-for-sale securities             23,364      (225,691)         1,607      (100,852)

Comprehensive Income                     $ 1,959,368    $   27,393     $1,250,100     $   41,125

Basic and Diluted Net Income per Share   $      0.26          0.03     $     0.17     $     0.02




         The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                        2003                     2002
                                                                 -----------------          ----------------

Cash Flows from Operating Activities:
Net income                                                            $ 1,936,004                $  253,084
Adjustments  to  reconcile
 net income to net cash  provided by operating activities:
     Depreciation                                                          53,845                    58,704
     Net recognized gain on securities                                   (116,497)                       --
     Provision for deferred taxes                                         570,481                   (1,501)
     Provision for losses on accounts receivable                          (64,488)                       --
Changes in assets and liabilities, impacting cash from operations:
     Accounts receivable                                                 (457,712)                (166,062)
     Prepaid expenses and other                                           (59,834)                 (38,289)
     Trading securities                                                (1,820,656)                  675,145
     Accounts payable and accrued expenses                                305,558                 (510,139)
Total adjustments                                                      (1,589,303)                   17,858

Net Cash Provided by Operating Activities                                 346,701                   270,942

Cash Flows from Investing Activities:
     Purchase of property and equipment                                  (102,117)                    (860)
     Purchase of available-for-sale securities                           (200,520)                       --
     Proceeds on sale of available-for-sale securities                    308,414                        --
Net Cash Provided by (Used in) Investing Activities                         5,777                     (860)

Cash Flow from Financing Activities:
     Payments on annuity                                                   (5,141)                  (4,719)
     Payments on note payable                                             (33,530)                 (31,338)
     Proceeds  from  issuance or  exercise of stock,  warrants,
     and options                                                           38,822                    20,984
     Purchase of treasury stock                                           (49,016)                 (31,263)
Net Cash Used in Financing Activities                                     (48,865)                 (46,336)

Net Increase in Cash and Cash Equivalents                                 303,613                   223,746

Beginning Cash and Cash Equivalents                                     1,162,243                   988,936

Ending Cash and Cash Equivalents                                      $ 1,465,856               $ 1,212,682



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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six-month and three-month period ended December 31, 2003, are not necessarily indicative of the results to be expected for the entire year.

Note 2. Investments

The cost of investments classified as trading at December 31, 2003, and June 30, 2003, was $1,885,408 and $1,658,058, respectively. The market value of investments classified as trading at December 31, 2003, and June 30, 2003, was $2,533,072 and $723,428, respectively. The change in net unrealized holding gains and losses on trading securities held at December 31, 2003, and 2002, which has been included in income for the six-month period, was $1,582,294 and $(95,128), respectively. Sales of trading securities generated realized losses of $11,012 and $0 for the six-month period ended December 31, 2003, and 2002, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable, was $426,354 and $406,739 at December 31, 2003, and June 30, 2003, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair market value at December 31, 2003, and June 30, 2003, of $445,264 and $390,251, respectively, with
$12,481 and $(10,883), respectively, net of tax, in unrealized gains (losses) being recorded as a separate component of shareholders' equity. Sales of available-for-sale securities generated realized gains of $158,388 and $0 for the six-month period ended December 31, 2003, and 2002, respectively. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $30,879 and $0 for the six-month period ended December 31, 2003, and 2002, respectively.

Note 3. Investment Management, Transfer Agent and Other Fees

The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. USGAF are sub-advised by outside third-party managers, who are in turn paid out of the investment advisory fees received by the Company. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts or, in the case of broker/dealer accounts, based upon underlying assets or positions. Additionally, the Company provides in-house legal services to USGIF and USGAF, and the Company also receives certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company's primary revenue source.

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2004, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the six-month period ended December 31, 2003, and 2002, were $753,744 and $782,366, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2004 and May 2004, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

The Company provides investment management services for a private advisory client. The Company has a fee arrangement for these services whereby it receives an administrative fee annually plus a percentage of any gains from the sale of the securities in the client account. As a result of this arrangement, the fees receivable may include amounts related to unrealized appreciation that are not billable until the securities are sold. The Company has recorded $577,528 and $324,997 in revenue from these fee arrangements for the six-month period ended December 31, 2003, and 2002, respectively.

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as gains on marketable securities transactions for the Company's proprietary account.

Note 4. Borrowings

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of December 31, 2003, the balance on the note was $923,030. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent annually. The current monthly payment is $10,840, and the note matures on January 31, 2006. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at December 31, 2003.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable. As of December 31, 2003, this credit facility remained unutilized by the Company.

Note 5. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In accordance with APB 25, no compensation expense is recognized for stock options where the exercise price equals or exceeds the underlying stock price on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. ("FAS") 123, "Accounting for Stock-Based Compensation," and FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure."

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:



                                                                       SIX MONTHS ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                          2003               2002
                                                                       ---------          ---------
Net Income, as reported                                                $1,936,004         $ 253,084
Add: Stock-based employee compensation expense
     included in reported net income, net of tax                           16,500            19,668
Deduct: Total stock-based employee compensation expense
     determined under fair value based method,  net of tax                (18,645)          (21,920)
Pro forma net income                                                   $1,933,859         $ 250,832
Earnings per share:
     Basic and Diluted - as reported                                   $     0.26         $    0.03
     Basic and Diluted - pro forma                                     $     0.26         $    0.03


                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                          2003               2002
                                                                       ---------          ---------
Net Income, as reported                                                $1,248,493         $141,977
Add: Stock-based employee compensation expense
     included in reported net income, net of tax                            8,250            8,250
Deduct: Total stock-based employee compensation expense
     determined under fair value based method,  net of tax                 (9,322)          (9,376)
Pro forma net income                                                   $1,247,421         $140,851
Earnings per share:
     Basic and Diluted - as reported                                   $     0.17         $   0.02
     Basic and Diluted - pro forma                                     $     0.17         $   0.02


For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. No options were granted during the six-months ended December 31, 2003, and December 31, 2002, respectively.

Note 6. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (EPS):

                                                                       SIX MONTHS ENDED DECEMBER 31,
                                                                          2003               2002
                                                                       ---------          ---------
Basic and diluted net income                                           $1,936,004         $  253,084

Weighted average number of outstanding shares
     Basic                                                              7,469,568          7,465,419

Effect of dilutive securities
     Employee stock options                                                53,772              2,490
     Diluted                                                            7,523,340          7,467,909

Earnings per share
     Basic                                                             $     0.26          $    0.03
     Diluted                                                           $     0.26          $    0.03





                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                          2003               2002
                                                                       ---------          ---------
Basic and diluted net income                                            $1,248,493         $  141,977
Weighted average number of outstanding shares
     Basic                                                               7,473,542          7,464,993

Effect of dilutive securities
     Employee stock options                                                 68,882                 --
     Diluted                                                             7,542,424          7,464,993

Earnings per share
     Basic                                                              $     0.17         $     0.02
     Diluted                                                            $     0.17         $     0.02



The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the six-months ended December 31, 2003, and December 31, 2002, options for 11,000 and 120,500 shares, respectively, were excluded from diluted EPS. For the three-month period ended December 31, 2003, and December 31, 2002, options for 1,000 and 162,500 shares, respectively, were excluded from diluted EPS.

Note 7. Income Taxes

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 2003, the Company has net operating loss carryovers (NOLs) of approximately $465,000, which will expire between fiscal 2010 and 2022, charitable contribution carryovers of approximately $72,000 expiring between 2004 and 2008, and alternative minimum tax credits of approximately $140,000 with indefinite expirations. The long-term deferred tax asset includes approximately $308,000 from unrealized losses on available-for-sale securities, approximately $21,000 associated with the difference between book and tax depreciation, and approximately $36,000 from annuity obligations. The current deferred tax liability primarily consists of unrealized gains on trading securities. The change in the net deferred tax asset from June 30, 2003 to December 31, 2003 was primarily attributable to earnings during the period and an increase in unrealized appreciation in trading and available-for-sale securities. If certain changes in the Company's ownership occur subsequent to December 31, 2003, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $34,000 and $315,000 at December 31, 2003, and June 30, 2003, respectively, providing for the utilization of investment tax credits against future taxable income.

Note 8. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to its mutual funds and private client, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

                                                              Investment
                                                              Management          Corporate
                                                               Services          Investments        Consolidated

Six months ended December 31, 2003
Revenues                                                      $5,267,275           $1,698,791        $6,966,066

Income before income taxes                                    $  808,798           $1,697,687        $2,506,485

Depreciation                                                  $   53,845           $       --        $   53,845
Interest expense                                              $   44,327           $       --        $   44,327
Capital expenditures                                          $  102,117           $       --        $  102,117

Gross identifiable assets at December 31, 2003                $6,152,586           $2,978,336        $9,130,922
    Deferred tax asset                                                                                  687,295
Consolidated total assets at December 31, 2003                                                       $9,818,217

Six months ended December 31, 2002
Revenues                                                      $4,091,427           $  (79,729)       $4,011,698

Income (loss) before income taxes                             $  331,937           $  (80,354)       $  251,583


Depreciation                                                  $   58,704           $       --        $   58,704
Interest expense                                              $   41,867           $      625        $   42,492
Capital expenditures                                          $      860           $       --        $      860

Gross identifiable assets at December 31, 2002                $4,900,012           $1,245,985        $6,145,997
    Deferred tax asset                                                                                1,229,942
Consolidated total assets at December 31, 2002                                                       $7,375,939



                                                              Investment
                                                              Management          Corporate
                                                               Services          Investments        Consolidated

Three months ended December 31, 2003
Revenues                                                      $3,023,574           $ 1,313,603       $4,337,177

Income before income taxes                                    $  510,878           $ 1,312,499       $1,823,377

Depreciation                                                  $   27,355           $        --       $   27,355
Interest expense                                              $   21,578           $        --       $   21,578
Capital expenditures                                          $    6,427           $        --       $    6,427

Three months ended December 31, 2002
Revenues                                                      $1,991,026           $    49,717        $2,040,743

Income before income taxes                                    $   87,565           $    49,717        $  137,282


Depreciation                                                  $   28,828           $        --        $   28,828
Interest expense                                              $   20,979           $        --        $   20,979
Capital expenditures                                          $       --           $        --        $       --


Note 9. Contingencies

The Company was named as one of several defendants in a civil lawsuit filed in New York. During June 2003, this lawsuit was dismissed. However, during July 2003, the plaintiff filed an appeal. In November 2003, the Company's insurance carrier authorized a $40,000 settlement offer which is still pending. This settlement will be paid by the carrier, therefore, it will have no impact on the Company's earnings. In addition, during October 2003, USGI was named as one of two defendants in a lawsuit with damages listed at $23,730. The Company and the other defendant are currently negotiating a settlement amount and also negotiating which party is responsible for the cost of the settlement.

The Company has agreed to maintain a minimum yield on its U.S. Treasury Securities Cash Fund. In order to comply with this arrangement, it may be necessary for the Company to waive a portion of its management fees. These fee waivers are recorded as incurred. If in future periods the yield exceeds the minimum, the Company may be eligible to recover previously waived amounts. The amount of fees waived through December 31, 2003, were $28,023. Due to the unpredictability of future yields, the Company has not recorded a receivable for this amount in its financial statements.

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

During the six-month period ended December 31, 2003, mutual fund assets under management averaged $1.19 billion versus $1.08 billion for the same period ended December 31, 2002. During the three-month period ended December 31, 2003, mutual fund assets under management averaged $1.31 billion versus $1.06 billion for the same period ended December 31, 2002. These favorable trends were primarily due to significant increases in the Company's gold and natural resource, bond and foreign equity funds. The Company realized net inflows into these funds as well as market appreciation. This favorable trend has been partially offset by a reduction in assets in the money market funds as investors seek alternative short-term investments with higher yields.

The Company has entered into an advisory arrangement with a private client and has a fee arrangement for the securities in the private client account whereby it receives an administrative fee annually plus a percentage of any gains from the sale of the securities, payable at the settlement of the sales. The Company recorded $577,528 and $324,997 from these fee arrangements for the six-month periods ended December 31, 2003, and 2002, respectively. In addition, the Company recorded $285,646 and $119,632 in fees during the three-month periods ended December 31, 2003, and 2002, respectively. These amounts have been classified as private client advisory fees on the statement of operations.

Investment Activities

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On December 31, 2003, the Company held approximately $3.0 million in investment securities. The value of these investments is approximately 30 percent of total assets and 39 percent of shareholders' equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions. For the six-month period ended December 31, 2003, the Company had net realized gains of $147,376 compared with $0 for the six-month period ended December 31, 2002. The change in net unrealized holding gains and losses on trading securities held at December 31, 2003, and 2002, which has been included in income for the six-month period, was $1,582,294 and $(95,128), respectively. For the three-month period ended December 31, 2003, the Company had net realized gains of $106,771 compared with $0 for the three-month period ended December 31, 2002. The change in net unrealized holding gains and losses on trading securities held at December 31, 2003, and 2002, which has been included in income for the three-month period, was $1,208,286 and $34,495, respectively. A significant portion of the unrealized gains for the six-month and three-month periods ending December 31, 2003, is concentrated in a single issuer. The Company expects that gains and losses will continue to fluctuate in the future. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $30,879 and $0 for the six-month period ended December 31, 2003, and 2002, respectively. During the three-month period ended December 31, 2003, and 2002, the Company recorded other than temporary declines of $16,654 and $0, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

The Company posted net after-tax income of $1,936,004 ($.26 income per share) for the six-month period ended December 31, 2003, compared with net after-tax income of $253,084 ($.03 income per share) for the six-month period ended December 31, 2002.

Revenues

Total consolidated revenues for the six-month period ended December 31, 2003, increased $2,954,368, or 74 percent, compared with the six-month period ended December 31, 2002. This increase was largely attributable to unrealized gains on trading securities of $1,582,294 for the six-month period ended December 31, 2003, compared to unrealized losses of $(95,128) for the six months ended December 31, 2002. These gains have resulted from market value increases in securities held in the Company's proprietary investment portfolio. The Company also realized an increase in investment advisory fees of $928,102 as a result of growth in assets under management in many of the mutual funds it manages. The positive impact of market gains and shareholder investments in higher margin gold, natural resource and foreign equity funds were partially offset by redemptions in lower margin money market funds. The Company also had an increase in private client advisory fees of $252,531 due to continued asset appreciation in the client account.

Expenses

Total consolidated expenses for the six-month period ended December 31, 2003, increased $699,466, or 19 percent, compared with the six-month period ended December 31, 2002. Incentive bonuses associated with strong mutual fund performance, mutual fund asset growth and increased accounts have resulted in an increase in personnel costs of $318,469. Consistent with the growth in assets under management has been an increase in sub-advisory fees of $101,667, which primarily resulted from an increase in assets in the Eastern European Fund. The mutual fund asset growth has been largely realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, the Company has recognized an increase in net omnibus fee expenses of $182,499 during the period.

Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance since this measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. The following is a reconciliation of Net Income to EBITDA:

                                          SIX MONTHS ENDED DECEMBER 31,
                                          -----------------------------
                                            2003                   2002
                                        ------------            ---------
Net Income                              $ 1,936,004             $ 253,084
Adjustments:
 Federal income tax expense (benefit)       570,481                (1,501)
 Interest                                    44,327                42,492
 Depreciation                                53,845                58,704
 Net recognized gain on securities         (116,497)                   --
 Net unrealized (gain) loss on
   trading securities                    (1,582,294)                95,128
                                         -----------            ----------
EBITDA                                  $   905,866            $   447,907

EBITDA for the six-month period ended December 31, 2003, was $905,866, which was an increase of $457,959, or 102 percent, from an EBITDA of $447,907 for the six-month period ended December 31, 2002. The increase in EBITDA is primarily related to increased investment advisory fees as a result of an overall growth in mutual fund assets, particularly higher margin gold, natural resource and foreign equity funds. In addition, the Company has been able to utilize its expertise in the field of gold and precious minerals to provide investment management services to a private advisory client whereby the Company earns a percentage of the gains realized in the client account. The underlying investments in this account had strong performance during the six-month period ended December 31, 2003, boosting operational returns by $252,531 relative to prior year. Conversely, during the same period the Company experienced an increase in operating expenses. This was largely due to an increase in omnibus fees, sub-advisory fees and incentive bonuses that resulted from strong fund performance and an increase in mutual fund assets and accounts.

RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2003 AND 2002

The Company posted net after-tax income of $1,248,493 ($.17 income per share) for the quarter ended December 31, 2003, compared with a net after-tax income $141,977 ($.02 income per share) for the quarter ended December 31, 2002.

Revenues

Total consolidated revenues for the quarter ended December 31, 2003, increased $2,296,434, or 113 percent, compared with the quarter ended December 31, 2002. This increase was primarily attributable to unrealized gains on trading securities of $1,208,286 for the quarter ended December 31, 2003, compared to unrealized gains of $34,495 for the quarter ended December 31, 2002. The Company also realized an increase in investment advisory fees of $822,539 as a result of significant increases in assets under management. Market gains and shareholder purchases in higher margin gold and foreign equity funds were partially offset by redemptions in lower margin money market funds. The Company also had an increase in private client advisory fees of $166,014 due to continued asset appreciation in the client account.

Expenses

Total consolidated expenses for the quarter ended December 31, 2003, increased $610,339, or 32 percent, compared with the quarter ended December 31, 2002. This is primarily attributable to an increase of $310,326 in personnel costs as a result of incentive bonuses related to strong fund performance and an increase in mutual fund assets and accounts. Consistent with the growth in assets under management has been an increase in sub-advisory fees of $73,735, resulting primarily from increased assets in the Eastern European Fund. In addition, the mutual fund asset growth has been largely realized through broker/dealer platforms. Accordingly, the Company has recognized an increase in net omnibus fee expenses of $190,902 during the period.

Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance since this measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. The following is a reconciliation of Net Income to EBITDA:

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                    2003               2002
                                                 -----------        -----------
Net Income                                      $ 1,248,493         $  141,977
Adjustments:
 Federal income tax expense (benefit)               574,884             (4,695)
 Interest                                            21,578             20,979
 Depreciation                                        27,355             28,828
 Net recognized gain on securities                 (106,771)                --
 Net unrealized (gain) on trading securities     (1,208,286)           (34,495)
                                                ------------         -----------
EBITDA                                          $   557,253         $  152,594



EBITDA for the quarter ended December 31, 2003, was $557,253, which was an increase of $404,659, or 265 percent, from an EBITDA of $152,594 for the quarter ended December 31, 2002. The increase in EBITDA is primarily related to increased investment advisory fees as a result of an overall growth in mutual fund assets, particularly higher margin gold, natural resource and foreign equity funds. In addition, the Company has been able to utilize its expertise in the field of gold and precious minerals to provide investment management services to a private advisory client whereby the Company earns a percentage of the gains realized in the client account. The underlying investments in this account had strong performance during the quarter ended December 31, 2003, boosting operational returns by $166,014 relative to prior year. Conversely, during the same period the Company experienced an increase in operating expenses. This was largely due to an increase in omnibus fees, sub-advisory fees and incentive bonuses that resulted from strong fund performance and an increase in mutual fund assets and accounts.


FINANCIAL CONDITION

At December 31, 2003, the Company had net working capital (current assets minus current liabilities) of approximately $5.5 million and a current ratio of 5.5 to
1. The increase in net working capital of $1.9 million from June 30, 2003 to December 31, 2003, was primarily due to unrealized appreciation in the value of trading securities. In addition, working capital increased as a result of $346,701 in positive operating cash flow during the period which resulted from the collection of a $371,057 litigation settlement. With over $1.4 million in cash and cash equivalents and more than $2.9 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. The Company has a note payable to a bank whereby it must maintain certain financial covenants. One of the covenants requires that the Company maintain cash and cash equivalents and eligible marketable securities to meet or exceed $1 million at the end of each quarter. The Company is in full compliance with all of its financial covenants at December 31, 2003. Total shareholders' equity was approximately $7.7 million, with cash, cash equivalents, and marketable securities comprising 45 percent of total assets. With the exception of operating expenses, the Company's only material commitment is its note payable to the bank of $923,030. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

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

The sensitivity analysis below summarizes the Company's equity price risks as of December 31, 2003, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

SENSITIVITY ANALYSIS                                                                        Increase
                                                                       Estimated         (Decrease) in
                                                  Hypothetical      Fair Value after     Shareholders'
                            Fair Value at          Percentage         Hypothetical           Equity
                          December 31, 2003            Change        Percent Change       (net of tax)
Trading Securities        $ 2,533,072             25% increase         $ 3,166,340       $  417,957
                                                  25% decrease         $ 1,899,804       $ (417,957)
Available-for-Sale        $   445,264             25% increase         $   556,580       $   73,469
                                                  25% decrease         $   333,948       $  (73,469)



The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K

     Current Report on Form 8-K filed November 10, 2003, Changes in Registrant's Certifying Accountant.

     Current Report on Form 8-K filed December 3, 2003, filing of Press Release Reporting Earnings and Other Financial Results for the first quarter ended September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                     U.S. GLOBAL INVESTORS, INC.




DATED: February 17, 2004                        BY:  /s/Frank E. Holmes
                                                     ---------------------------
                                                     Frank E. Holmes
                                                     Chief Executive Officer


DATED: February 17, 2004                        BY:  /s/Tracy C. Peterson
                                                     ---------------------------
                                                     Tracy C. Peterson
                                                     Chief Financial Officer

EXHIBIT 31.1 - CERTIFICATION OF CHIEF EXECUTIVE  OFFICER PURSUANT TO SECTION 302
               OF THE SARBANES-OXLEY ACT OF 2002

I, Frank E. Holmes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Global Investors, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: February 17, 2004


/s/Frank E. Holmes
-----------------------
Frank E. Holmes
Chief Executive Officer

EXHIBIT 31.2 - CERTIFICATION OF CHIEF FINANCIAL  OFFICER PURSUANT TO SECTION 302
               OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy C. Peterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Global Investors, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: February 17, 2004



/s/Tracy C. Peterson
-----------------------
Tracy C. Peterson
Chief Financial Officer

EXHIBIT 32.1 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION
               906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of U.S. Global Investors, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the operations of the Company.





Date: February 17, 2004    /s/Frank E. Holmes
                           -----------------------
                           Frank E. Holmes
                           Chief Executive Officer

EXHIBIT 32.2 - CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION
               906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of U.S. Global Investors, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the operations of the Company.





Date: February 17, 2004    /s/Tracy C. Peterson
                           -----------------------
                           Tracy C. Peterson
                           Chief Financial Officer