Form 10-Q
period 2004-03-31
U S GLOBAL INVESTORS INC
filed 2004-05-17
CIK 754811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q
             ------------------------------------------------------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

On May 14, 2004, there were 6,311,474 shares of Registrant's class A nonvoting common stock issued and 5,968,692 shares of Registrant's class A common stock issued and outstanding, no shares of Registrant's class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant's class C common stock issued and outstanding.

                                Table of Contents



Part I. Financial Information.................................................1


     Item 1. Financial Statements.............................................1
             Consolidated Balance Sheets  (Unaudited).........................1
             Consolidated Statements of Operations and
             Comprehensive Income (Unaudited).................................3
             Consolidated Statements of Cash Flows (Unaudited)................4
             Notes To Consolidated Financial Statements (Unaudited)...........5

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk......16

     Item 4. Controls and Procedures.........................................16

Part II. Other Information...................................................17

     Item 6. Exhibits and Reports on Form 8-K................................17

Signatures...................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

                                                                                        Assets

                                                                    MARCH 31, 2004                 JUNE 30, 2003
                                                               =========================-        ==================
                                                                      (UNAUDITED)
Current Assets
    Cash and cash equivalents                                         $2,258,794                      $1,162,243
    Due from brokers                                                       8,192                           3,889
    Trading securities, at fair value                                  2,313,244                         723,428
    Receivables
       Mutual  funds - net of  allowance of $0 and $64,488 at          1,530,688                         966,260
          March 31, 2004, and June 30, 2003, respectively
       Private advisory client                                                --                         378,832
       Litigation settlement                                                  --                         371,057
       Employees                                                           2,079                           3,998
       Other                                                              24,931                          20,536
    Prepaid expenses                                                     439,591                         338,020
    Deferred tax asset                                                        --                         372,084
                                                                       ---------                       ---------
       Total Current Assets                                            6,577,519                       4,340,347
                                                                       ---------                       ---------
Net Property and Equipment                                             1,818,042                       1,778,832
                                                                       ---------                       ---------
Other Assets
    Restricted investments                                               180,000                         195,000
    Long-term deferred tax asset                                         193,680                         735,257
    Investment securities available-for-sale,
       at fair value                                                   1,482,681                         390,251
                                                                       ---------                       ---------
       Total Other Assets                                              1,856,361                       1,320,508
                                                                       ---------                       ---------
       Total Assets                                                  $10,251,922                      $7,439,687
                                                                     ===========                      ==========

Liabilities and Shareholders' Equity


                                                                    MARCH 31, 2004                 JUNE 30, 2003
                                                              ---------------------------        -------------------
                                                              ---------------------------        -------------------
                                                                     (UNAUDITED)
Current Liabilities
    Accounts payable                                                $   118,845                      $    70,437
    Accrued compensation and related costs                              407,890                          264,697
    Current portion of notes payable                                    112,923                           70,033
    Current portion of annuity and contractual obligation                11,026                           10,464
    Deferred tax liability                                               92,744                               --
    Other accrued expenses                                              515,745                          361,831
                                                                       ---------                       ---------
       Total Current Liabilities                                      1,259,173                          777,462
                                                                      ----------                       ---------
    Notes payable-net of current portion                                298,237                          886,527
    Annuity and contractual obligations                                  93,668                          102,009
                                                                       ---------                       ---------
       Total Non-Current Liabilities                                    391,905                          988,536
                                                                       ---------                       ---------
       Total Liabilities                                              1,651,078                        1,765,998
                                                                      ----------                       ---------
Shareholders' Equity
    Common stock (Class A) - $.05 par value; nonvoting;
       authorized, 7,000,000 shares; issued, 6,311,474 shares            315,574                          315,574
    Common stock (Class B) - $.05 par value; nonvoting;
       authorized, 2,250,000 shares; no shares issued                        --                               --
    Common stock (Class C) - $.05 par value; voting;
       authorized, 1,750,000 shares; issued, 1,496,800
       shares                                                            74,840                           74,840
    Additional paid-in-capital                                       10,851,174                       10,806,655
    Treasury stock, class A shares at cost; 342,782 and
       361,948 shares at March 31, 2004, and June 30, 2003,
       respectively                                                    (671,942)                        (663,536)
    Accumulated other comprehensive income (loss), net of
       tax                                                              704,258                          (10,883)
    Accumulated deficit                                              (2,673,060)                      (4,848,961)
                                                                      ----------                       ----------
       Total Shareholders' Equity                                     8,600,844                        5,673,689
                                                                      ----------                       ----------
       Total Liabilities and Shareholders' Equity                   $10,251,922                       $7,439,687
                                                                    ============                      ===========

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

                                                       Nine Months Ended                   Three Months Ended
                                                              March 31,                          March 31,
                                                       2004              2003              2004              2003

Revenues
   Investment advisory fees                         $5,981,761        $3,640,193        $2,641,460        $1,227,994
   Transfer agent fees                               1,785,998         1,655,045           616,731           492,632
   Custodial and administrative fees                   107,372           120,959            37,960            35,531
   Investment income (loss)                          1,492,393              (883)         (219,291)           80,374
   Private client advisory fees                        670,387           308,678            92,859           (16,319)
   Other                                               145,132           161,701            47,258            53,783
                                                    ----------        ----------        ----------        ----------
                                                    10,183,043         5,885,693         3,216,977         1,873,995
Expenses
   General and administrative                        7,184,951         5,547,800         2,823,542         1,888,880
   Depreciation                                         81,611            96,736            27,766            38,033
   Interest                                             62,668            63,808            18,341            21,316
                                                    ----------        ----------        ----------        ----------
                                                     7,329,230         5,708,344         2,869,649         1,948,229
                                                    ----------        ----------        ----------        ----------

Income (Loss) Before Income Taxes                    2,853,813           177,349           347,328           (74,234)

Provision for Federal Income Taxes
     Current Tax Expense                                39,912                --            39,912                --
     Deferred Tax Expense (Benefit)                    638,000            (5,885)           67,519            (4,384)
                                                    ----------        ----------        ----------        ----------
Net Income (Loss)                                   $2,175,901       $   183,234        $  239,897       $   (69,850)

Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on
   available-for-sale securities                       715,141          (288,998)          691,777           (63,307)
                                                    ----------        ----------        ----------        ----------
Comprehensive Income (Loss)                         $2,891,042        $ (105,764)       $  931,674        $ (133,157)
                                                    ==========        ==========        ==========        ==========
Basic and Diluted Net Income (Loss) per Share      $      0.29        $     0.02        $     0.03        $    (0.01)
                                                    ==========        ==========        ==========        ==========

Consolidated Statements of Cash Flows (Unaudited)

                                                                            NINE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                          2004                          2003
                                                                 ------------------------        -------------------

Cash Flows from Operating Activities:
Net income                                                            $ 2,175,901                     $   183,234
Adjustments  to  reconcile  net income to net cash  provided by operating activities:
     Depreciation                                                          81,611                          96,736
     Net recognized gain on securities                                   (113,092)                        (23,026)
     Stock dividends on securities                                             --                          (5,249)
     Provision for deferred taxes                                         638,000                          (5,885)
     Provision for losses on accounts receivable                          (64,488)                             --
     Value of class A warrant issued to non-employees                      17,600                              --
     Net loss on disposal of property & equipment                             997                              --
Changes in assets and liabilities, impacting cash from operations:
     Accounts receivable                                                  247,473                         (72,453)
     Prepaid expenses and other                                           (90,874)                       (136,145)
     Securities                                                        (1,600,828)                        667,473
     Accounts payable and accrued expenses                                383,015                        (584,750)
                                                                       ---------                        ---------
Total adjustments                                                        (500,586)                        (63,299)
                                                                       ---------                        ---------
Net Cash Provided by Operating Activities                               1,675,315                         119,935
                                                                       ---------                        ---------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                  (121,818)                         (9,271)
     Purchase of available-for-sale securities                           (200,520)                             --
     Proceeds on sale of available-for-sale securities                    315,740                          14,384
                                                                       ---------                        ---------
Net Cash (Used in) Provided by Investing Activities                        (6,598)                          5,113
                                                                       ---------                        ---------
Cash Flow from Financing Activities:
     Payments on annuity                                                   (7,779)                         (7,180)
     Payments on note payable                                            (545,400)                        (48,031)
     Proceeds  from  issuance or  exercise of stock,  warrants,
     and options                                                           52,909                          36,899
     Purchase of treasury stock                                           (71,896)                        (44,149)
                                                                       ---------                        ---------
Net Cash Used in Financing Activities                                    (572,166)                        (62,461)
                                                                       ---------                        ---------
Net Increase in Cash and Cash Equivalents                               1,096,551                          62,587

Beginning Cash and Cash Equivalents                                     1,162,243                         988,936
                                                                       ---------                        ---------
Ending Cash and Cash Equivalents                                      $ 2,258,794                     $ 1,051,523
                                                                       ==========                      ==========

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month and three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire year.

Note 2. Investments

The cost of investments classified as trading at March 31, 2004, and June 30, 2003, was $1,889,960 and $1,658,058, respectively. The market value of investments classified as trading at March 31, 2004, and June 30, 2003, was $2,313,244 and $723,428, respectively. The change in net unrealized holding gains and losses on trading securities held at March 31, 2004, and 2003, which has been included in income for the nine-month period, was $1,357,914 and $(52,271), respectively. Sales of trading securities generated realized (losses)gains of $(11,012) and $14,142 for the nine-month period ended March 31, 2004, and 2003, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable, was $415,624 and $406,739 at March 31, 2004, and June 30, 2003, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair market value at March 31, 2004, and June 30, 2003, of $1,482,681 and $390,251, respectively, with $704,258 and $(10,883), respectively, net of tax, in unrealized gains (losses) being recorded as a separate component of shareholders' equity. Sales of available-for-sale securities generated realized gains of $154,983 and $8,884 for the nine-month period ended March 31, 2004, and 2003, respectively. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $30,879 and $0 for the nine-month period ended March 31, 2004, and 2003, respectively.

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

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2004, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the nine-month period ended March 31, 2004, and 2003, were $1,110,241 and $1,172,904, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF (with the exception of the Bonnel Growth Fund discussed below) will expire in February 2005 and May 2005, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts. Bonnel, Inc., the sub-advisor of the Bonnel Growth Fund, notified the Company that its portfolio manager, Art Bonnel, will be taking an extended sabbatical beginning June 1, 2004, and, therefore, Bonnel, Inc. will no longer provide sub-advisory services to the fund. The Company believes that it can continue to implement the portfolio management strategy utilized by Mr. Bonnel and that the board of trustees of the fund will approve the Company to provide investment advisory services to the fund effective June 1, 2004. Upon appointment as advisor of the fund, the Company expects to realize reduced expenses as it will no longer pay sub-advisory fees to Bonnel, Inc. However, the Company will incur additional costs associated with set-up, re-branding efforts, and the hiring of an additional analyst.

The Company provided investment management services for a private advisory client through March 2004. The Company had a fee arrangement for these services whereby it received an administrative fee annually plus a percentage of any gains from the sale of the securities in the client account. As a result of this arrangement, the fees receivable potentially included amounts related to unrealized appreciation that were not billable until the securities were sold. The Company has recorded $670,387 and $308,678 in revenue from these fee arrangements for the nine-month period ended March 31, 2004, and 2003, respectively. As of March 31, 2004 all securities in the account were either sold or had a final value determination. All outstanding fees from this arrangement were collected prior to March 31, 2004.

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including flockbox functions, mailroom operations from A&B, as well as gains on marketable securities transactions for the Company's proprietary account.

Note 4. Borrowings

The Company has a note payable to a bank secured by land, an office building, and related improvements. As of March 31, 2004, the balance on the note was $411,160. The loan is currently amortizing over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of
6.50 percent annually. The current monthly payment is $10,840, and the note matures on January 31, 2006, at which time a balloon payment of any unpaid principal is due. Under this agreement, the Company must maintain certain financial covenants. The Company is in full compliance with its financial covenants at March 31, 2004.

Management believes that the Company has adequate cash, cash equivalents, and equity in the underlying assets to retire the obligation if necessary. To this end, the Company made an early repayment on the outstanding debt of $500,000 during March 2004.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company's eligible accounts receivable. As of March 31, 2004, this credit facility remained unutilized by the Company.

Note 5. Stock-Based Compensation

The Company accounts for stock-based employee and director compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In accordance with APB 25, no compensation expense is recognized for stock options where the exercise price equals or exceeds the underlying stock price on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. ("FAS") 123, "Accounting for Stock-Based Compensation," and FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure."

The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:


                                                                            NINE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                          2004                          2003
                                                                 ------------------------        -------------------
Net income, as reported                                              $ 2,175,901                     $   183,234
Add:    Stock-based employee compensation expense
        included in reported net income, net of tax                       24,750                          27,918
Deduct: Total stock-based employee compensation expense
        determined under fair value based method, net of tax             (27,967)                        (31,296)
                                                                      ----------                      -----------
Pro forma net income                                                  $2,172,684                     $   179,856
                                                                      ==========                      ===========
Earnings per share:
     Basic and diluted - as reported                              $         0.29                     $      0.02
     Basic and diluted - pro forma                                $         0.29                     $      0.02



                                                                            THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                          2004                          2003
                                                                 ------------------------        -------------------
Net income (loss), as reported                                        $  239,897                      $  (69,850)
Add:    Stock-based employee compensation expense
        included in reported net income, net of tax                        8,250                           8,250
Deduct: Total stock-based employee compensation expense
        determined under fair value based method,  net of tax             (9,322)                         (9,376)
                                                                       ---------                        ---------
Pro forma net income (loss)                                           $  238,825                     $   (70,976)
                                                                       =========                        =========
Earnings per share:
     Basic and diluted - as reported                                  $     0.03                  $        (0.01)
     Basic and diluted - pro forma                                    $     0.03                  $        (0.01)



For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. No options were granted during the nine-months ended March 31, 2004, and March 31, 2003, respectively.

Transactions with other parties in which goods or services are exchanged for the issuance of equity instruments are accounted for at fair value in accordance with FAS 123. On March 15, 2004, a fully vested warrant to purchase 20,000 shares of class A stock was granted as payment for services to an outside vendor. These warrants carry an exercise price of $4.35 and expire on May 15, 2005. The effect of this issuance was recorded in general and administrative expenses on the Statement of Operations and Comprehensive Income based on the fair value at grant date. The fair value was determined using a Black-Scholes option-pricing model with the exercise price and expiration dates listed above as well as an expected volatility of 0.56 and a risk-free interest rate of 1.25%.

Note 6. Earnings Per Share

The following tables set forth the computations for basic and diluted earnings per share (EPS):


                                                                            NINE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                          2004                          2003
                                                                 ------------------------        -------------------
Basic and diluted net income                                         $ 2,175,901                     $   183,234

Weighted average number of outstanding shares
     Basic                                                             7,469,213                       7,462,437

Effect of dilutive securities
     Employee stock options                                               65,643                           7,785
                                                                       ---------                        ---------
     Diluted                                                           7,534,856                       7,470,222
                                                                       =========                        =========
Earnings per share
     Basic                                                           $      0.29                     $      0.02
     Diluted                                                         $      0.29                     $      0.02

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                          2004                          2003
                                                                 ------------------------        -------------------
Basic and diluted net income                                          $  239,897                      $   (69,850)

Weighted average number of outstanding shares
     Basic                                                             7,468,496                        7,456,340

Effect of dilutive securities
     Employee stock options                                               83,200                           30,516
                                                                       ---------                        ---------
     Diluted                                                           7,551,696                        7,486,856
                                                                       =========                        =========
Earnings per share
     Basic                                                            $     0.03                  $         (0.01)
     Diluted                                                          $     0.03                  $         (0.01)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the nine months ended March 31, 2004, and March 31, 2003, options for 1,000 and 120,500 shares, respectively, were excluded from diluted EPS. Additionally, a warrant for 20,000 shares was excluded for the nine months ended March 31, 2004. For the three-month period ended March 31, 2004, and March 31, 2003, options for 1,000 and 162,500 shares, respectively, were excluded from diluted EPS. Additionally, a warrant for 20,000 shares was excluded for the three months ended March 31, 2004.

Note 7. Income Taxes

Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at March 31, 2004, the Company's net operating loss carryovers (NOLs) have been utilized to offset current income. The Company has charitable contribution carryovers of approximately $77,000 expiring between 2004 and 2008, and alternative minimum tax (AMT) credits of approximately $154,000 with indefinite expirations. The long-term deferred tax asset is primarily composed of the $154,000 of AMT credits listed above. The current deferred tax liability primarily consists of unrealized gains on trading securities. The change in the net deferred tax asset from June 30, 2003 to March 31, 2004 was primarily attributable to earnings during the period and an increase in unrealized appreciation in trading and available-for-sale securities. If certain changes in the Company's ownership occur subsequent to March 31, 2004, there could be an annual limitation on the NOLs that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $34,000 and $315,000 at March 31, 2004, and June 30, 2003, respectively, providing for the utilization of investment tax credits against future taxable income.

Note 8. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to its mutual funds and private client, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:


                                                              Investment
                                                              Management          Corporate
                                                                Services         Investments        Consolidated
Nine months ended March 31, 2004
Revenues                                                      $8,709,223         $ 1,473,820        $10,183,043
                                                               =========          ==========         ==========
Income before income taxes                                    $1,381,402         $ 1,472,411        $ 2,853,813
                                                               =========          ==========         ==========
Depreciation                                                  $   81,611         $        --        $    81,611
                                                               =========          ==========         ==========
Interest expense                                              $   62,546         $       122        $    62,668
                                                               =========          ==========         ==========
Capital expenditures                                          $  121,818         $        --        $   121,818
                                                               =========          ==========         ==========
Gross identifiable assets at March 31, 2004                   $6,262,317         $ 3,795,925        $10,058,242
    Deferred tax asset                                                                                  193,680
                                                                                                        -------
Consolidated total assets at March 31, 2004                                                         $10,251,922
                                                                                                     ==========
Nine months ended March 31, 2003
Revenues (loss)                                               $5,886,576         $      (883)       $ 5,885,693
                                                               =========          ==========         ==========
Income (loss) before income taxes                             $  178,857         $    (1,508)       $   177,349
                                                               =========          ==========         ==========

Depreciation                                                  $   96,736         $        --        $    96,736
                                                               =========          ==========         ==========
Interest expense                                              $   63,183         $       625        $    63,808
                                                               =========          ==========         ==========
Capital expenditures                                          $    9,271         $        --        $     9,271
                                                               =========          ==========         ==========

                                                              Investment
                                                              Management          Corporate
                                                                Services         Investments        Consolidated
Three months ended March 31, 2004
Revenues (loss)                                               $3,441,948         $  (224,971)        $3,216,977
                                                               =========          ==========         ==========
Income (loss) before income taxes                             $  572,604         $  (225,276)       $   347,328
                                                               =========          ==========         ==========
Depreciation                                                  $   27,766         $        --        $    27,766
                                                               =========          ==========         ==========
Interest expense                                              $   18,219         $       122        $    18,341
                                                               =========          ==========         ==========
Capital expenditures                                          $   19,701         $        --        $    19,701
                                                               =========          ==========         ==========
Three months ended March 31, 2003
Revenues                                                      $1,793,621         $    80,374        $ 1,873,995
                                                               =========          ==========         ==========
Income (loss) before income taxes                             $ (154,608)        $    80,374        $   (74,234)
                                                               =========          ==========         ==========

Depreciation                                                  $   38,033         $        --        $    38,033
                                                               =========          ==========         ==========
Interest expense                                              $   21,316         $        --        $    21,316
                                                               =========          ==========         ==========
Capital expenditures                                          $    8,411         $        --        $     8,411
                                                               =========          ==========         ==========

Note 9. Contingencies

During fiscal year 2001, the Company was named as one of several defendants in a civil lawsuit filed in New York. During June 2003, this lawsuit was dismissed. However, during July 2003, the plaintiff filed an appeal. In November 2003, the Company's insurance carrier authorized a $40,000 settlement offer which is still pending. This settlement will be paid by the carrier, therefore, it will have no impact on the Company's earnings. In addition, during October 2003, USGI was named as one of two defendants in a lawsuit. The Company settled its portion of this lawsuit for $7,500 subsequent to March 31, 2004.

Beginning in July 2003, the Company agreed to maintain a minimum yield on its U.S. Treasury Securities Cash Fund. In order to comply with this arrangement, it may be necessary for the Company to waive a portion of its management fees. These fee waivers are recorded as incurred. If in future periods the yield exceeds the minimum, the Company may be eligible to recover previously waived amounts. The amount of fees waived through March 31, 2004, was $39,387. Due to the unpredictability of future yields, the Company has not recorded a receivable for this amount in its financial statements.

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

During the nine-month period ended March 31, 2004, mutual fund assets under management averaged $1.31 billion versus $1.08 billion for the same period ended March 31, 2003. During the three-month period ended March 31, 2004, mutual fund assets under management averaged $1.54 billion versus $1.07 billion for the same period ended March 31, 2003. These favorable trends were primarily due to significant increases in the Company's gold, natural resource, and foreign equity funds. The Company realized net inflows into these funds as well as market appreciation. This favorable trend has been partially offset by a reduction in assets in the money market funds as investors seek alternative short-term investments with higher yields.

The Company entered into an advisory arrangement with a private client and had a fee arrangement for the securities in the private client account whereby it received an administrative fee annually plus a percentage of any gains from the sale of the securities, payable at the settlement of the sales. The Company recorded $670,387 and $308,678 from these fee arrangements for the nine-month periods ended March 31, 2004, and 2003, respectively. In addition, the Company recorded $92,859 and $(16,319) in fees during the three-month periods ended March 31, 2004, and 2003, respectively. These amounts have been classified as private client advisory fees on the statement of operations. As of March 31, 2004, all securities in the account were either sold or had a final value determination.. All outstanding fees from the arrangement were collected prior to March 31, 2004. As this private client advisory agreement was ended as of March 31, 2004, these fees will not continue into future periods. The Company will continue to explore opportunities to earn additional revenues through advisory services provided to private clients or alternative investments, and, to this end, is finalizing an arrangement to perform sub-advisory services for a management company registered in the British Virgin Islands.

Investment Activities

Management believes it can more effectively manage the Company's cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel reviewed and monitored these activities, and various reports are provided to investment advisory clients. On March 31, 2004, the Company held approximately $3.8 million in investment securities. The value of these investments is approximately 37 percent of total assets and 44 percent of shareholders' equity at period end. Income from these investments includes realized gains and losses, unrealized gains and losses on trading securities, and dividend and interest income. This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company's ability to participate in investment opportunities, and timing of transactions.

For the nine-month period ended March 31, 2004, the Company had net realized gains of $146,785 compared with $23,026 for the nine-month period ended March 31, 2003. The change in net unrealized holding gains and losses on trading securities held at March 31, 2004, and 2003, which has been included in income for the nine-month period, was $1,357,914 and $(52,271), respectively. A significant portion of the unrealized gains for the nine-month period ending March 31, 2004, is concentrated in a single issuer. For the three-month period ended March 31, 2004, the Company had net realized losses of $(591) compared with realized gains of $23,026 for the three-month period ended March 31, 2003. The change in net unrealized holding gains and losses on trading securities held at March 31, 2004, and 2003, which has been included in income for the three-month period, was $(224,380) and $42,857, respectively. The Company expects that gains and losses will continue to fluctuate in the future.

The Company records unrealized gains and losses on available-for-sale securities, net of tax, as a separate component of shareholders' equity with any changes for the period included as other comprehensive income (loss). The change in net unrealized holding gains and losses on available-for-sale securities held at March 31, 2004, and 2003, which has been included as other comprehensive income (loss), net of tax, for the nine-month period, was $715,141 and $(288,998), respectively. This change was the result of the increased value of a security acquired during fiscal 2004. The change in net unrealized holding gains and losses on available-for-sale securities held at March 31, 2004, and 2003, which has been included as other comprehensive income (loss), net of tax, for the three-month period was $691,777 and $(63,307), respectively.

For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings as an investment loss on the Statement of Operations and Comprehensive Income. The Company recorded other than temporary declines of $30,879 and $0 for the nine-month period ended March 31, 2004, and 2003, respectively. During the three-month period ended March 31, 2004, and 2003, the Company recorded no other than temporary declines.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company posted net after-tax income of $2,175,901 ($.29 income per share) for the nine-month period ended March 31, 2004, compared with net after-tax income of $183,234 ($.02 income per share) for the nine-month period ended March 31, 2003.

Revenues

Total consolidated revenues for the nine-month period ended March 31, 2004, increased $4,297,350, or 73 percent, compared with the nine-month period ended March 31, 2003. This increase was primarily a result of improved markets for gold-related assets, natural resource commodities, and foreign equities. The Company's advisory fees, boosted by the positive impact of market gains and shareholder investments in higher margin gold, natural resource and foreign equity funds, increased by $2,341,568. These increases were partially offset by redemptions in lower margin money market funds. Additionally, the Company's proprietary investment portfolio benefited from the rising gold markets, resulting in unrealized gains on trading securities of $1,357,914 for the nine-month period ended March 31, 2004, compared to unrealized losses of $(52,271) for the nine months ended March 31, 2003. The Company also had an increase in private client advisory fees of $361,709 due to continued asset appreciation in the client account.

Expenses

Total consolidated expenses for the nine-month period ended March 31, 2004, increased $1,620,886, or 28 percent, compared with the nine-month period ended March 31, 2003. Incentive bonuses associated with strong mutual fund performance, mutual fund asset growth and increased accounts have resulted in an increase in personnel costs of $586,113. Consistent with the growth in assets under management has been an increase in sub-advisory fees of $262,207, which resulted from the sizeable growth in assets in the Eastern European Fund. Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, the Company has recognized an increase in net omnibus fee expenses of $445,709 during the period. Since these platforms represent numerous, and often large, accounts, the assets held through these distribution channels can be more volatile than direct-held accounts.

Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance since this measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. The following is a reconciliation of Net Income to EBITDA:



                                                                            NINE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                          2004                          2003
                                                                 ------------------------        -------------------
Net Income                                                            $2,175,901                      $  183,234
Adjustments:
     Federal income tax expense (benefit)                                677,912                          (5,885)
     Interest                                                             62,668                          63,808
     Depreciation                                                         81,611                          96,736
     Net recognized gain on securities                                  (113,092)                        (23,026)
     Net unrealized (gain) loss on trading securities                 (1,357,914)                         52,271
                                                                       ---------                       ---------
EBITDA                                                                $1,527,086                      $  367,138
                                                                       =========                       =========

EBITDA for the nine-month period ended March 31, 2004, was $1,527,086, which was an increase of $1,159,948, or 316 percent, from an EBITDA of $367,138 for the nine-month period ended March 31, 2003. The increase in EBITDA is primarily related to increased investment advisory fees of $2,341,568 as a result of an overall growth in mutual fund assets, particularly higher margin gold, natural resource and foreign equity funds. In addition, the Company has been able to utilize its expertise in the field of gold and precious minerals to provide investment management services to a private advisory client whereby the Company earns a percentage of the gains realized in the client account. The underlying investments in this account had strong performance during the nine-month period ended March 31, 2004, boosting operational returns by $361,709 relative to prior year. Conversely, during the same period the Company experienced an increase in general and administrative expenses of $1,637,151. This was largely due to an increase in omnibus fees, sub-advisory fees and incentive bonuses that resulted from strong fund performance and an increase in mutual fund assets and accounts.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2004 AND 2003

The Company posted net after-tax income of $239,897 ($.03 income per share) for the quarter ended March 31, 2004, compared with a net after-tax loss of $(69,850) ($.01 loss per share) for the quarter ended March 31, 2003.

Revenues

Total consolidated revenues for the quarter ended March 31, 2004, increased $1,342,982, or 72 percent, compared with the quarter ended March 31, 2003. Again, the significant and rapid growth in the gold-related, natural resource and foreign equity markets was particularly strong in the quarter ended March 31, 2004. The Company realized an increase in investment advisory fees of $1,413,466 as a result of significant increases in assets under management. Market gains and shareholder purchases in higher margin gold and foreign equity funds were partially offset by redemptions in lower margin money market funds.

Expenses

Total consolidated expenses for the quarter ended March 31, 2004, increased $921,420, or 47 percent, compared with the quarter ended March 31, 2003. Much of the mutual fund asset growth has been realized through broker/dealer platforms. Accordingly, the Company has recognized an increase in net omnibus fee expenses of $263,210 during the period. Also consistent with the growth in assets under management has been an increase in sub-advisory fees of $160,540, resulting from asset growth in the Eastern European Fund. Another increased expense was personnel costs which increased by $267,644 as a result of incentive bonuses related to strong fund performance and an increase in mutual fund assets and accounts.

Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA)

Management considers EBITDA to be the best measure of the Company's financial performance since this measurement reflects the operations of the Company's primary business segment, managing and servicing USGIF and USGAF. The following is a reconciliation of Net Income to EBITDA:


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                          2004                          2003
                                                                 ------------------------        -------------------
Net Income (Loss)                                                     $  239,897                      $   (69,850)
Adjustments:
     Federal income tax expense (benefit)                                107,431                           (4,384)
     Interest                                                             18,341                           21,316
     Depreciation                                                         27,766                           38,032
     Net recognized loss (gain) on securities                                591                          (23,026)
     Net unrealized loss (gain) on trading securities                    224,380                          (42,857)
                                                                       ---------                       ----------
EBITDA                                                                $  618,406                      $   (80,769)
                                                                       =========                       ==========


EBITDA for the quarter ended March 31, 2004, was $618,406, which was an increase of $699,175 from an EBITDA loss of $80,769 for the quarter ended March 31, 2003. The increase in EBITDA was primarily related to increased investment advisory fees of $1,413,466 as a result of an overall growth in mutual fund assets, particularly higher margin gold, natural resource and foreign equity funds. In addition, the Company has been able to utilize its expertise in the field of gold and precious minerals to provide investment management services to a private advisory client whereby the Company earns a percentage of the gains realized in the client account. The underlying investments in this account had solid performance during the quarter ended March 31, 2004, boosting operational returns by $109,178 relative to prior year. Conversely, during the same period the Company experienced an increase in general and administrative expenses of $934,662. This was largely due to an increase in omnibus fees, sub-advisory fees and incentive bonuses that resulted from strong fund performance and an increase in mutual fund assets and accounts.

FINANCIAL CONDITION

At March 31, 2004, the Company had net working capital (current assets minus current liabilities) of approximately $5.3 million and a current ratio of 5.2 to
1. The increase in net working capital of $1.8 million from June 30, 2003 to March 31, 2004, was primarily due to unrealized appreciation in the value of trading securities. In addition, working capital increased as a result of $1.7 million in positive operating cash flow during the period. Partially offsetting this increase was a $500,000 early repayment on the Company's note payable to the bank. With over $2.2 million in cash and cash equivalents and more than $3.7 million in marketable securities, the Company has adequate liquidity to meet its current debt obligations. The Company has a note payable to a bank whereby it must maintain certain financial covenants. One of the covenants requires that the Company maintain cash and cash equivalents and eligible marketable securities to meet or exceed $1 million at the end of each quarter. The Company is in full compliance with all of its financial covenants at March 31, 2004. Total shareholders' equity was approximately $8.6 million, with cash, cash equivalents, and marketable securities comprising 59 percent of total assets. With the exception of operating expenses, the Company's only material commitment is its note payable to the bank of $411,160. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company's available working capital and potential cash flow are expected to be sufficient to cover current expenses and debt service.

The investment advisory and related contracts between the Company and USGIF and USGAF (with the exception of the Bonnel Growth Fund discussed below) will expire in February 2005 and May 2005, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Bonnel Inc., the sub-advisor of the Bonnel Growth Fund, notified the Company that its portfolio manager, Art Bonnel, will be taking an extended sabbatical beginning June 1, 2004, and, therefore, Bonnel, Inc. will no longer provide sub-advisory services for the fund. The Company believes that it can continue to implement the portfolio management strategy utilized by Mr. Bonnel and that the board of trustees of the fund will approve the Company to provide investment advisory services to the fund effective June 1, 2004. Upon appointment as advisor of the fund, the Company expects to realize reduced expenses as it will no longer pay sub-advisory fees to Bonnel, Inc. However, the Company will incur additional costs associated with set-up, re-branding efforts, and the hiring of an additional analyst.

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

The sensitivity analysis below summarizes the Company's equity price risks as of March 31, 2004, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.


SENSITIVITY ANALYSIS                                                                                  Increase
                                                                                 Estimated         (Decrease) in
                                                            Hypothetical      Fair Value after     Shareholders'
                                      Fair Value at          Percentage         Hypothetical           Equity
                                     March 31, 2004            Change          Percent Change       (net of tax)

Trading Securities                  $ 2,313,244             25% increase         $ 2,891,555       $  381,685
                                                            25% decrease         $ 1,734,933       $ (381,685)
Available-for-Sale                  $ 1,482,681             25% increase         $ 1,853,351       $  244,642
                                                            25% decrease         $ 1,112,011       $ (244,642)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company's investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

2. Reports on Form 8-K

     Current Report on Form 8-K filed February 13, 2004, filing of Press Release Reporting Earnings and Other Financial Results for the second quarter ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                     U.S. GLOBAL INVESTORS, INC.




DATED: May 17, 2004                             BY:  /s/Frank E. Holmes
                                                     ---------------------------
                                                     Frank E. Holmes
                                                     Chief Executive Officer


DATED: May 17, 2004                             BY:  /s/Tracy C. Peterson
                                                     ---------------------------
                                                     Tracy C. Peterson
                                                     Chief Financial Officer