Form 10-K
period 2004-06-30
U S GLOBAL INVESTORS INC
filed 2004-09-27
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2004

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
Class A common stock
($0.05 par value per share)

Registered: Nasdaq Small Cap Issues

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [  ]    No [X]

The aggregate market value of the 4,650,804 shares of nonvoting class A common stock held by nonaffiliates of the registrant on September 9, 2004, based on the last sale price on Nasdaq as of December 31, 2003, was $19,998,457. Registrant’s only voting stock is its class C common stock, par value of $0.05 per share, for which there is no active market. The aggregate value of the 104,589 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2003 (based on the last sale price of the class C common stock in a private transaction) was $52,295. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.

On September 9, 2004, there were 6,311,974 shares of Registrant’s class A nonvoting common stock issued and 5,976,465 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

Documents incorporated by reference: None

i

     Part I of Annual Report on Form 10-K

Item 1. Business

U.S. Global Investors, Inc. (Company or U.S. Global) has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company’s business, and (iv) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

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

As part of the mutual fund management business, the Company provides: (1) investment advisory services through the Company or its subsidiaries to institutions (namely, mutual funds) and other persons; (2) transfer agency and record keeping services; (3) mailing services; and (4) distribution services, through its wholly owned broker/dealer, to mutual funds advised by the Company. The fees from investment advisory and transfer agent services, as well as investment income, are the primary sources of the Company’s revenue.

In addition to managing USGIF and USGAF, the Company is actively engaged in trading for its proprietary account. Management believes it can more effectively manage the Company’s cash position by broadening the types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company. These activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients.

Lines of Business

Investment Management Services

Investment Advisory Services. The Company furnishes an investment program for each of the mutual funds it manages and determines, subject to overall supervision by the boards of trustees of the funds, the funds’ investments pursuant to advisory agreements (Advisory Agreements). Consistent with the investment restrictions, objectives and policies of the particular fund, the portfolio team for each fund determines what investments should be purchased, sold and held, and makes changes in the portfolio deemed to be necessary or appropriate. In the Advisory Agreements, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.

The Company also manages, supervises, and conducts certain other affairs of the funds, subject to the control of the boards of trustees. It provides office space, facilities, and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the mutual funds. U.S. Global and its affiliates compensate all personnel, officers, directors, and interested trustees of the funds if such persons are also employees of the Company or its affiliates. However, the funds are required to reimburse the Company for a portion of the compensation of the Company’s employees who perform certain state and federal securities law regulatory compliance work on behalf of the funds based upon the time spent on such matters. The Company is responsible for costs associated with marketing fund shares to the extent not otherwise covered by any fund distribution plans adopted pursuant to Investment Company Act Rule 12b-1 (12b-1 Plan).

As required by the Investment Company Act of 1940, the Advisory Agreements are subject to annual renewal and are terminable upon 60-day notice. The boards of trustees of USGIF and USGAF will consider renewal of the applicable agreements in February and May 2005, respectively. Management anticipates that the Advisory Agreements will be renewed.

Transfer Agent and Other Services. The Company’s wholly owned subsidiary, United Shareholder Services, Inc. (USSI), is a transfer agent registered under the Securities Exchange Act of 1934 providing transfer agency, lockbox, and printing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company’s fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.

The transfer agency’s duties encompass: (1) acting as servicing agent in connection with dividend and distribution functions; (2) performing shareholder account and administrative agent functions in connection with the issuance, transfer and redemption, or repurchase of shares; (3) maintaining such records as are necessary to document transactions in the funds’ shares; (4) acting as servicing agent in connection with mailing of shareholder communications, including reports to shareholders, dividend and distribution notices, and proxy materials for shareholder meetings; and (5) investigating and answering all shareholder account inquiries.

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

The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The agreements will be considered for renewal by the boards of trustees of USGIF and of USGAF in February and May 2005, respectively, and management anticipates that the agreements will be renewed.

Brokerage Services. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (USGB), with the National Association of Securities Dealers (NASD), the Securities and Exchange Commission (SEC), and appropriate state regulatory authorities as a limited-purpose broker/dealer for the purpose of distributing USGIF and USGAF fund shares. Effective September 3, 1998, USGB became the distributor for USGIF and USGAF fund shares. For the fiscal year ended

June 30, 2004, the Company has capitalized USGB with approximately $2,376,000 to cover the costs associated with continuing operations.

Mailing Services. A&B Mailers, Inc., a wholly owned subsidiary of the Company, provides mail-handling services to various entities. A&B Mailers’ primary customers include the Company in connection with its efforts to promote the funds and the Company’s investment company clients in connection with required mailings.

Corporate Investments

Investment Activities. In addition to mutual fund activity, the Company attempts to maximize its cash position by using a diversified venture capital approach to investing. Management invests in early-stage or start-up businesses seeking initial financing and more mature businesses in need of capital for expansion, acquisitions, management buyouts, or recapitalization.

Employees

As of June 30, 2004, U.S. Global and its subsidiaries employed 61 full-time employees and 4 part-time employees; as of June 30, 2003, it employed 56 full-time employees and 5 part-time employees. The Company considers its relationship with its employees to be good.

Competition

The mutual fund industry is highly competitive. Recent reports show there are approximately 8,000 domestically registered open-end investment companies of varying sizes and investment policies whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets, such as USGAF. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF and USGAF funds, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.

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

A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives, and have more experience and greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete with these other mutual funds. In particular, the company is known for its expertise in the gold mining and exploration and natural resources industries. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.

Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the funds effectively. Sales of fund shares generate management fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts). Costs of distribution and compliance have put pressure on profit margins for the mutual fund industry.

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

Item 2. Properties

The Company presently owns and occupies an office building as its headquarters in San Antonio, Texas. The office building is approximately 46,000 square feet on approximately 2.5 acres of land. The note payable related to the building was paid in full in fiscal 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal year 2004.

Part II of Annual Report on Form 10-K

Item 5. Market for Company’s Common Equity and Related Shareholder Matters

Market Information

The Company has three classes of common equity: class A, class B and class C common stock, par value $0.05 per share.

There is no established public trading market for the Company’s class B and class C common stock.

The Company’s class A and class B common stock have no voting privileges.

The Company’s class A common stock is traded over-the-counter and is quoted daily under Nasdaq’s Small Cap Issues. Trades are reported under the symbol “GROW.”

The following table sets forth the range of high and low sales prices from Nasdaq for the fiscal years ended June 30, 2004 and 2003. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

Sales Price

	2004		2003
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	2.73	1.85	2.250	1.280
Second quarter (12/31)	5.00	2.00	2.449	0.970
Third quarter (3/31)	4.55	3.60	2.580	1.860
Fourth quarter (6/30)	5.20	2.39	2.079	1.520

Holders

On September 9, 2004, there were 196 holders of record of class A common stock, no holders of record of class B common stock, and 71 holders of record of class C common stock.

Many of the class A common shares are held of record by nominees, and management believes that as of September 9, 2004, there were approximately 1,000 beneficial owners of the Company’s class A common stock.

Dividends

The Company has not paid cash dividends on its class C common stock during the last twenty fiscal years and has never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Holders of the outstanding shares of the Company’s class A common stock are entitled to receive, when and as declared by the Company’s board of directors, a noncumulative cash dividend equal in the aggregate to 5% of the Company’s net after-tax earnings for its prior fiscal year. After such dividend has been paid, the holders of the outstanding shares of class B common stock are entitled to receive, when and as declared by the Company’s board of directors, cash dividends per share equal to the cash dividends per share paid to the holders of the class A common stock. Holders of the outstanding shares of class C common stock are entitled to receive when and as declared by the Company’s board of directors, cash dividends per share equal to the cash dividends per share paid to the holders of the class A and class B common stock. Thereafter, if the board of directors determines to pay additional cash dividends, such dividends will be paid simultaneously on a prorated basis to holders of class A, B, and C common stock. The holders of the class A common stock are protected in certain instances against dilution of the dividend amount payable to such holders.

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-K. The selected financial data as of June 30, 2004, and the year then ended, is derived from the Company’s Consolidated Financial Statements, which were audited by BDO Seidman, LLP, independent accountants. The selected financial data as of June 30, 2000, through June 30, 2003, and the years then ended is derived from the Company’s Consolidated Financial Statements, which were audited by Ernst & Young LLP, independent accountants.

Selected	Year ended June 30,
Financial Data	2004	2003	2002	2001	2000
Revenues	$12,983,500	$7,478,936	$7,767,514	$8,893,884	$10,912,764
Expenses	10,141,019	7,817,883	8,104,299	9,652,382	10,495,271

Income (loss) before equity interest, gain on litigation settlement and income taxes	2,842,481	(338,947)	(336,785)	(758,498)	417,493
Equity in income (loss) of affiliate	—	—	—	—	51,739
Gain on litigation settlement	—	371,057	—	—	—
Income tax (benefit) expense	675,839	(10,502)	(95,351)	36,181	(26,526)

Net income (loss)	$2,166,642	$42,612	$(241,434)	$(794,679)	$495,758
Basic income (loss) per share	0.29	0.01	(0.03)	(0.11)	0.07
Working capital	5,267,573	3,562,885	2,930,974	3,246,792	3,138,009
Total assets	9,356,596	7,439,687	7,905,021	7,912,184	9,118,624
Long-term obligations	—	988,536	1,067,967	1,135,903	1,197,961
Shareholders’ equity	8,485,346	5,673,689	5,580,059	5,715,520	6,484,486
Net cash provided by operations	2,669,928	128,916	6,239	132,855	1,255,844
Net cash (used in) provided by investing activities	(30,328)	147,470	(274,750)	(71,534)	(859,504)
Net cash used in financing activities	(970,167)	(103,079)	(76,475)	(84,302)	(64,684)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segments

U.S. Global Investors, Inc. (Company or U.S. Global), with principal operations located in San Antonio, Texas, manages two business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position. For more details on the results of our core operations, see Note 15 – Financial Information by Business Segment.

The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Although the Company generates the majority of its revenues from this segment, the Company holds a significant amount of its total assets in proprietary investments. As of June 30, 2004, the Company held approximately $2.9 million in investments, comprising 30.3% of its total assets. The following is a brief discussion of the Company’s two business segments.

Investment Management Products and Services

The Company generates substantially all of its operating revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. During fiscal year 2004, total average assets under management increased 25.5% to $1.34 billion, primarily due to significant increases in the Company’s gold, natural resource, and foreign equity funds. The Company realized net inflows into these funds as well as market appreciation. This favorable trend has been partially offset by a reduction in assets in the money market funds as investors seek alternative short-term investments with higher yields.

Average Assets under Management
(Dollars in Millions)

	2004	2003	% Change	2003	2002	% Change
USGIF – Money Market	$609	$746	(18.4)%	$746	$872	(14.4)%
USGIF – Other	549	224	145.1%	224	167	34.1%

USGIF – Total	1,158	970	19.4%	970	1,039	(6.6)%
USGAF	186	101	84.2%	101	126	(19.8)%

Total	$1,344	$1,071	25.5%	$1,071	$1,165	(8.1)%

Investment Activities

Management believes it can more effectively manage the Company’s cash position by broadening the types of investments used in cash management. Management attempts to maximize the Company’s return on its cash position by using a diversified venture capital approach to investing. Strategically, management invests in early-stage or start-up businesses seeking initial financing and more mature businesses in need of capital for expansion, acquisitions, management buyouts, or recapitalization. Management has reduced these activities in recent years due to poor market conditions.

As of June 30, 2004, and 2003, the Company held approximately $2.9 and $1.1 million, respectively, in investments other than USGIF money market mutual fund shares.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

Investment income (loss) does not remain at a consistent level and is dependent on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. For fiscal years 2004, 2003, and 2002, the Company had net realized gains (losses) of approximately $291,000, $(97,000) and $(49,000), respectively. The Company expects that gains or losses will continue to fluctuate in the future, as fluctuations in the market value of the Company’s investments will affect the amounts of such gains or losses.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a more detailed discussion of the Company’s revenues and expenses.

	2004	2003	% Change	2003	2002	% Change
Net income (loss) (in thousands)	$2,167	$43	4,939.5%	$43	$(241)	117.8%
Net income (loss) per share – basic and diluted	$0.29	$0.01	2,800.0%	$0.01	$(0.03)	133.3%
Weighted average shares outstanding (in thousands)
Basic	7,469	7,460		7,460	7,456
Diluted	7,533	7,469		7,469	7,456

Year Ended June 30, 2004, Compared with Year Ended June 30, 2003

The Company posted a net after-tax profit of $2,167,000 ($0.29 per share) for the year ended June 30, 2004, compared with a net after-tax profit of $43,000 ($.01 per share) for the year ended June 30, 2003. The profitability in fiscal year 2004 was primarily a result of improved markets for gold-related assets, natural resource commodities, and foreign equities. The Company’s advisory fees, boosted by the positive impact of market gains and shareholder investments in higher-margin gold, natural resource, and foreign equity funds, increased by $3,889,000. Additionally, the Company’s proprietary investment portfolio benefited from the rising gold markets, resulting in unrealized gains on trading securities of $748,000 in fiscal 2004, compared to unrealized losses of $(34,000) for fiscal 2003. These favorable items were partially offset by increases in general and administrative expenses of $999,000, due primarily to increased omnibus fees, and increases in subadvisory fees of $496,000 due to market gains and increased shareholder investments.

Year Ended June 30, 2003, Compared with Year Ended June 30, 2002

The Company posted a net after-tax profit of $43,000 ($0.01 per share) for the year ended June 30, 2003, compared with a net after-tax loss of $241,000 ($0.03 loss per share) for the year ended June 30, 2002. The profitability in 2003 was principally due to revenue of $386,000 associated with other client advisory fees and a one-time gain of $371,000 related to the favorable settlement of a lawsuit. These items were offset by recognition of an other-than-temporary impairment on available-for-sale securities of $247,000.

Revenues

(Dollars in Thousands)	2004	2003	% Change	2003	2002	% Change
Investment advisory fees:
USGIF – Money market	$1,744	$2,297	(24.1)%	$2,297	$2,710	(15.2)%
USGIF – Other	4,668	1,562	198.8%	1,562	1,110	40.7%

USGIF – Total	6,412	3,859	66.2%	3,859	3,820	1.0%
USGAF	2,097	1,045	100.7%	1,045	1,275	(18.0)%
Other advisory fees	670	386	73.6%	386	27	1,329.6%

Total investment advisory fees	9,179	5,290	73.5%	5,290	5,122	3.3%
Transfer agent fees	2,610	2,327	12.2%	2,327	2,574	(9.6)%
Investment income (loss)	1,023	(345)	396.5%	(345)	(168)	105.4%
Other revenues	171	207	(17.4)%	207	240	13.8%

Total	$12,983	$7,479	73.6%	$7,479	$7,768	(3.7)%

Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: mutual fund advisory fees, which in fiscal 2004 accounted for over 92% of the Company’s investment advisory fees, and other advisory fees, which accounted for the remainder.

Mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375% to 1.25%, and are paid monthly. The Company has agreed to waive its fee revenues and/or pay expenses for certain USGIF funds through June 30, 2005, for purposes of enhancing the funds’ competitive market positions, in particular the money market and fixed income funds. The aggregate amount of fees waived and expenses borne by the Company totaled $1,471,151, $1,509,060, and $1,530,046, in 2004, 2003, and 2002, respectively. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company’s commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

•	market appreciation or depreciation;

•	the addition of new client accounts;

•	client contributions of additional assets to existing accounts;

•	withdrawals of assets from and termination of client accounts;

•	exchanges of assets between accounts or products with different fee structures; and

•	the amount of fees voluntarily reimbursed.

Mutual fund investment advisory fees increased by $3,605,000, or 73.5%, in fiscal 2004 over fiscal 2003. Advisory fees benefited from an increase in assets of the higher-margin gold, natural resource, and foreign equity funds due to market gains and net shareholder inflows. These funds have higher margins due to higher management fee rates. The increases were partially offset by continued net outflows in the lower-margin money market funds as yields continued to decline.

Other advisory fees in fiscal year 2004 consisted of a contractual advisory agreement with a client, for which the Company received advisory fees based on its unique expertise in global resource-based companies. These fees increased by $284,000, or 73.6%, due to the portfolio realizing a significant increase in market value.

The decrease in net advisory fees in fiscal year 2003 of approximately $168,000, or 3.3%, over fiscal year 2002 was largely due to continued shareholder redemptions in the U.S. Government Securities Savings Fund.

Transfer Agent Fees. United Shareholder Services, Inc., a wholly owned subsidiary of the Company, provides transfer agency, lockbox, and printing services for Company clients. The Company receives an annual fee per account as compensation for services rendered as transfer agent, and is reimbursed for out-of-pocket expenses associated with processing shareholder information. In addition, the

Company collects custodial fees on IRAs and other types of retirement plans invested in USGIF and USGAF. Transfer agent fees are therefore affected by the number of client accounts.

The increase in transfer agent fees in fiscal year 2004 of approximately $283,000, or 12.2% over fiscal year 2003, was primarily a result of an increase in mutual fund shareholders from 79,856 to 85,751 due to improved performance of the gold, natural resource, and foreign equity funds.

The decrease in transfer agent fees in fiscal year 2003 of approximately $247,000, or 9.6%, over fiscal year 2002, is primarily a result of a decrease in mutual fund shareholder accounts from 92,210 to 79,856. The decline in number of accounts serviced resulted from many smaller accounts in the funds closing due to the small account fee instituted in January 2002 for shareholders with low account balances.

Investment Income. Investment income from the Company’s investments includes realized gains and losses on sales of securities, realized foreign currency gains and losses, unrealized gains and losses on trading securities, other-than-temporary impairments on available-for-sale securities, and dividend and interest income. This source of revenue is dependent on market fluctuations and does not remain at a consistent level. Timing of transactions and the Company’s ability to participate in investment opportunities largely affect this source of revenue.

The increase in investment income of $1,368,000, or 396.5%, in fiscal 2004 compared to fiscal 2003, can be attributed to improved markets for gold-related assets and natural resource commodities, both of which make up a significant portion of the Company’s proprietary investments.

Expenses

(Dollars in Thousands)	2004	2003	% Change	2003	2002	% Change
Employee compensation and benefits	$4,986	$4,266	16.9%	$4,266	$4,479	(4.8)%
General and administrative	3,582	2,583	38.7%	2,583	2,660	(2.9%)
Subadvisory fees	1,019	523	94.8%	523	472	10.8%
Advertising	373	242	54.1%	242	243	(0.4)%
Depreciation	108	121	(10.7)%	121	165	(26.7)%
Interest	73	83	(12.0)%	83	85	(2.4)%

Total	$10,141	$7,818	29.7%	$7,818	$8,104	(3.5)%

Employee Compensation and Benefits. Employee compensation and benefits increased in fiscal 2004 by $720,000, or 16.9%, primarily due to incentive bonuses associated with strong mutual fund performance, mutual fund asset growth, and increased accounts. Employee compensation and benefits decreased in fiscal year 2003 over fiscal year 2002 by $213,000, or 4.8%, due to staff reductions and a decrease in bonuses. The staff reductions were primarily made in the marketing area in an effort to streamline marketing efforts to reduce overhead. The decrease in bonuses in fiscal 2003 was attributable to a decline in mutual fund performance, decreased mutual fund asset growth and a reduction in the number of accounts.

General and Administrative. The increase in general and administrative expenses of $999,000, or 38.7%, in fiscal year 2004 is primarily attributable to increases in omnibus fees. Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, net omnibus fee expenses have increased by $756,000 during fiscal year 2004. The incremental assets received through the broker/dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression from paying omnibus fees on those assets.

In June 2004, the Company began providing advisory services to one of the USGAF funds that had previously been sub-advised. Bonnel, Inc., the former subadviser of the Bonnel Growth Fund, notified the Company that its portfolio manager, Art Bonnel, would be taking an extended sabbatical beginning June 1, 2004, and therefore Bonnel, Inc. would no longer provide subadvisory services to the fund. The

Board of Trustees of the fund approved the Company to provide investment advisory services to the fund and changed the fund name to the Holmes Growth Fund effective June 1, 2004. As advisor of the fund, the Company expects to realize reduced expenses, as it will no longer pay subadvisory fees to Bonnel, Inc. However, the Company expects to incur additional costs associated with set-up and re-branding efforts.

General and administrative expenses decreased by $77,000, or 2.9%, in fiscal year 2003 over fiscal year 2002. This was primarily a result of a write-off of $157,000 associated with a receivable from an insurance carrier during fiscal year 2002. Additionally, the cost of defending a lawsuit reached reimbursable levels on the Company’s insurance policy during late fiscal 2002.

Subadvisory Fees. The increases in subadvisory fees of $496,000 and $51,000 in fiscal years 2004 and 2003, respectively, resulted from the sizeable growth in assets in the Eastern European Fund.

Advertising. Advertising expense increased by $131,000, or 54.1%, during fiscal 2004. This increase was primarily due to increased marketing efforts promoting the funds with mail inserts, fund guides, and investor conference calls. Fiscal year 2003 advertising expenses were flat as compared to fiscal year 2002.

Depreciation. The decreases in depreciation expense for fiscal years 2004, 2003, and 2002 are primarily due to assets becoming fully depreciated without being replaced with additional capital purchases.

Interest. The decrease in interest expense during fiscal 2004 of $10,000, or 12.0%, is attributable to the payment in full of the note related to the Company’s building in fiscal 2004. The decrease in interest expense from fiscal year 2002 to 2003 of approximately $2,000, or 2.4%, was attributable to continued amortization of the note payable.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2004, the Company had charitable contribution carryovers of approximately $23,000 expiring between fiscal 2008 and 2009, and alternative minimum tax credits of approximately $134,000 with indefinite expirations.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of approximately $35,000 at June 30, 2004, providing for the utilization of investment tax credits against future taxable income. At June 30, 2003, the valuation allowance was approximately $315,000. The valuation allowance was reduced in fiscal 2004 as net operating loss carryovers were fully utilized against taxable income.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2004, is as follows:

	Payments due by period
		Less than	1 – 3	4 –5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$316,549	$83,580	$156,542	$76,427	—
Contractual Obligation	326,500	126,500	192,000	8,000	—

Operating leases consist of telephone equipment, printers, and copiers leased from several vendors. Contractual obligations consist of an agreement with a vendor to provide marketing and public relations services, and an agreement with a vendor to provide an e-mail server and a web server via T-1 lines.

Liquidity and Capital Resources

At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $5.3 million and a current ratio of 6.0 to 1. With approximately $2.8 million in cash and cash equivalents and almost $2.9 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $8.5 million, with cash, cash equivalents, and marketable securities comprising 59.9% of total assets. The Company paid the mortgage on its corporate headquarters in full in fiscal 2004. Thus, the Company’s only material commitment going into fiscal 2005 is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2005, and May 31, 2005, respectively. Management anticipates that the trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

Critical Accounting Policies

Security Investments. The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).

In accordance with SFAS 115, the Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date. Securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings. Investments classified as neither trading securities nor held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale. For available-for-sale securities with declines in value deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings.

The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

Valuation of Investments. Securities traded on a securities exchange are valued at the last sale price. Securities for which over-the-counter market quotations are available, but for which there was no trade on the balance sheet date, are valued at the mean price between the last price bid and last price asked. Securities for which quotations are not readily available are valued at cost.

Related Party Transactions.

The Company had $3,045,000 and $1,125,000 invested in USGIF money market and municipal bond mutual funds at June 30, 2004, and 2003, respectively. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.

Frank Holmes, a director and CEO of the Company, served as an independent director of Franc-Or Resources from June 2000 to November 2003. The Company owns a position in Franc-Or Resources at June 30, 2004, with an estimated fair value of $357,521, recorded as a trading security on the balance sheet.

Holmes served as chairman of Fortress IT Corp. from November 2000 to November 2003. The Company held a position in Fortress IT Corp., which was sold during fiscal 2004 for $7,500. The Company recognized a loss on this transaction of $17,630.

Holmes also served as an independent director for BCS Global Networks (formerly Broadband Collaborative Solutions), a private company, from May 2000 to June 30, 2002, when the entity became a public company. Holmes personally owned shares of BCS Global Networks at June 30, 2004. The Company owned a position in BCS Global Networks at June 30, 2004, with an estimated fair value of $16,882 recorded as available for sale on the balance sheet.

Holmes had an outstanding payable to the Company of $0 and $1,613 at June 30, 2004, and 2003, respectively.

During fiscal year 2002, J. Stephen Penner, a former director of the Company who resigned during fiscal year 2002, exercised options for 10,000 shares of Class A stock at $2.00 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

The Company’s balance sheet includes assets whose fair value is subject to market risks. Due to the Company’s investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients. The Company has in place a code of ethics that requires pre-clearance of any trading activity by the Company. Written procedures are also in place to manage compliance with the code of ethics.

The table below summarizes the Company’s equity price risks as of June 30, 2004, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

				Increase
			Estimated Fair	(Decrease) in
		Hypothetical	Value After	Shareholders’
	Fair Value at	Percentage	Hypothetical	Equity, Net
	June 30, 2004 ($)	Change	Price Change ($)	of Tax ($)
Trading securities	1,672,354	25% increase	2,090,443	275,938
		25% decrease	1,254,266	(275,938)
Available-for-sale	1,212,742	25% increase	1,515,928	200,103
		25% decrease	909,557	(200,103)

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be much worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors
U.S. Global Investors, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of U.S. Global Investors, Inc. as of June 30, 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2004, and the results of its operations and its cash flows for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Dallas, Texas
August 27, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of U.S. Global Investors, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Global Investors, Inc. as of June 30, 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Global Investors, Inc. at June 30, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
September 24, 2003

U.S. Global Investors, Inc.
Consolidated Balance Sheets

	June 30,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$2,831,676	$1,162,243
Due from brokers	21	3,889
Trading securities, at fair value	1,672,354	723,428
Receivables
Mutual funds	1,454,872	966,260
Other advisory clients	—	378,832
Litigation settlement	—	371,057
Employees	—	3,998
Other	23,227	20,536
Prepaid expenses	307,390	338,020
Deferred tax asset	29,283	372,084

Total Current Assets	6,318,823	4,340,347

Net Property and Equipment	1,811,488	1,778,832

Other Assets
Restricted investments	—	195,000
Long-term deferred tax asset	193,543	735,257
Investment securities available-for-sale, at fair value	1,212,742	390,251

Total Other Assets	1,406,285	1,320,508

Total Assets	$9,536,596	$7,439,687

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$99,526	$70,437
Accrued compensation and related costs	408,681	264,697
Current portion of notes payable	—	70,033
Current portion of annuity and contractual obligation	—	10,464
Other accrued expenses	543,043	361,831

Total Current Liabilities	1,051,250	777,462

Noncurrent Liabilities
Notes payable — net of current portion	—	886,527
Annuity and contractual obligations	—	102,009

Total Noncurrent Liabilities	—	988,536

Total Liabilities	1,051,250	1,765,998

Shareholders’ Equity
Common stock (class A) — $0.05 par value; nonvoting; authorized 7,000,000 shares; issued, 6,311,974 and 6,311,474 shares at June 30, 2004, and 2003, respectively	315,599	315,574
Common stock (class B) — $0.05 par value; nonvoting; authorized 2,250,000 shares; no shares issued	—	—
Common stock (class C) — $0.05 par value; voting; authorized 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in capital	11,110,053	11,056,655
Deferred compensation	(200,000)	(250,000)
Treasury stock, class A shares at cost; 339,498 and 361,948 shares at June 30, 2004, and 2003, respectively	(665,901)	(663,536)
Accumulated other comprehensive gain (loss), net of tax	533,074	(10,883)
Accumulated deficit	(2,682,319)	(4,848,961)

Total Shareholders’ Equity	8,485,346	5,673,689

Total Liabilities and Shareholders’ Equity	$9,536,596	$7,439,687

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended June 30,
	2004	2003	2002
Revenue
Investment advisory fees	$9,179,200	$5,289,856	$5,122,663
Transfer agent fees	2,610,029	2,327,127	2,573,891
Investment income (loss)	1,023,441	(344,525)	(168,326)
Other	170,830	206,478	239,286

	12,983,500	7,478,936	7,767,514

Expenses
Employee compensation and benefits	4,985,449	4,265,983	4,479,422
General and administrative	3,955,788	2,824,789	2,902,572
Subadvisory fees	1,018,572	522,673	472,247
Depreciation	108,065	121,493	164,674
Interest	73,145	82,945	85,384

	10,141,019	7,817,883	8,104,299

Gain on Litigation Settlement	—	371,057	—

Income (Loss) Before Income Taxes	2,842,481	32,110	(336,785)
Provision for Federal Income Taxes
Tax (Benefit) Expense	675,839	(10,502)	(95,351)

Net Income (Loss)	2,166,642	42,612	(241,434)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities	543,957	29,768	61,713

Comprehensive Income (Loss)	$2,710,599	$72,380	$(179,721)

Basic and Diluted Net Income (Loss) per Share	$0.29	$0.01	$(0.03)

Basic weighted average number of common shares outstanding	7,469,164	7,460,260	7,456,181
Diluted weighted average number of common shares outstanding	7,533,134	7,469,120	7,456,181

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Shareholders’ Equity

							Accumulated
	Common	Common	Additional				Other
	Stock	Stock	Paid-in	Deferred	Accumulated	Treasury	Comprehensive
	(Class A)	(Class C)	Capital	Compensation	Deficit	Stock	Income (Loss)	Total
Balance at June 30, 2001 (6,299,474 shares of Class A; 1,496,800 shares of Class C)	$314,974	$74,840	$11,028,419	(350,000)	$(4,618,088)	$(632,261)	$(102,364)	$5,715,520
Purchase of 86,275 shares of Common Stock (Class A)	—	—	—	—	—	(106,482)	—	(106,482)
Reissuance of 54,370 shares of Common Stock (Class A)	—	—	6,679	—	(32,051)	99,336	—	73,964
Exercise of 12,000 options for Common Stock (Class A)	600	—	26,178	—	—	—	—	26,778
Recognition of current year portion of deferred compensation	—	—	—	50,000	—	—	—	50,000
Unrealized gain (loss) on securities available-for-sale (net of tax)	—	—	—	—	—	—	61,713	61,713
Net Loss	—	—	—	—	(241,434)	—	—	(241,434)

Balance at June 30, 2002 (6,311,474 shares of Class A; 1,496,800 shares of Class C)	315,574	74,840	11,061,276	(300,000)	(4,891,573)	(639,407)	(40,651)	5,580,059
Purchase of 40,127 shares of Common Stock (Class A)	—	—	—	—	—	(65,649)	—	(65,649)
Reissuance of 23,510 shares of Common Stock (Class A)	—	—	(4,621)	—	—	41,520	—	36,899
Recognition of current year portion of deferred compensation		—	—	50,000	—	—	—	50,000
Unrealized gain (loss) on securities available-for-sale (net of tax)	—	—	—	—	—	—	29,768	29,768
Net Income	—	—	—	—	42,612	—	—	42,612

Balance at June 30, 2003 (6,311,474 shares of Class A; 1,496,800 shares of Class C)	315,574	74,840	11,056,655	(250,000)	(4,848,961)	(663,536)	(10,883)	5,673,689
Purchase of 16,741 shares of Common Stock (Class A)	—	—	—	—	—	(72,246)	—	(72,246)
Reissuance of 39,191 shares of Common Stock (Class A)	—	—	34,398	—	—	69,881	—	104,279
Exercise of 500 options for Common Stock (Class A)	25	—	1,400	—	—	—	—	1,425
Issuance of option for 20,000 shares of Common Stock (Class A)	—	—	17,600	—	—	—	—	17,600
Recognition of current year portion of deferred compensation	—	—	—	50,000	—	—	—	50,000
Unrealized gain (loss) on securities available-for-sale (net of tax)	—	—	—	—	—	—	543,957	543,957
Net Income	—	—	—	—	2,166,642	—	—	2,166,642

Balance at June 30, 2004 (6,311,974 shares of Class A; 1,496,800 shares of Class C)	$315,599	$74,840	$11,110,053	(200,000)	$(2,682,319)	$(665,901)	$533,074	$8,485,346

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2004	2003	2002
Cash Flow from Operating Activities
Net income (loss)	$2,166,642	$42,612	$(241,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	108,065	121,493	164,674
Net recognized (gain) loss on securities	(861,552)	344,505	100,862
Provision for deferred taxes	604,296	(10,502)	(95,351)
Deferred compensation	50,000	50,000	50,000
Class A option issued to non-employee	17,600	—	—
Provision for losses on accounts receivable	(64,488)	64,488	—
Gain on litigation settlement	—	(371,057)	—
Loss on disposal of equipment	4,827	—	—
Termination of annuity liability	(102,909)	—	—
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	327,072	(360,120)	96,430
Prepaid expenses and other	229,498	59,930	(126,079)
Trading securities	(200,908)	672,202	(141,896)
Accounts payable and accrued expenses	391,785	(484,635)	199,033

Total adjustments	503,286	86,304	247,673

Net cash provided by operations	2,669,928	128,916	6,239

Cash Flow from Investing Activities
Purchase of property and equipment	(145,548)	(30,335)	(4,765)
Purchase of available-for-sale securities	(200,520)	(139,866)	(269,985)
Proceeds on sale of available-for-sale securities	315,740	317,671	—

Net cash (used in) provided by investing activities	(30,328)	147,470	(274,750)

Cash Flow from Financing Activities
Payments on annuity	(9,564)	(9,683)	(9,100)
Payments on note payable	(956,560)	(64,646)	(61,635)
Proceeds from issuance or exercise of stock, warrants, and options	68,203	36,899	100,742
Purchase of treasury stock	(72,246)	(65,649)	(106,482)

Net cash used in financing activities	(970,167)	(103,079)	(76,475)

Net Increase (Decrease) in Cash and Cash Equivalents	1,669,433	173,307	(344,986)
Beginning Cash and Cash Equivalents	1,162,243	988,936	1,333,922

Ending Cash and Cash Equivalents	$2,831,676	$1,162,243	$988,936

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$73,145	$82,945	$85,384
Cash paid for income taxes	$29,095	—	—
Non-cash Transaction
Re-registration of private client investment	—	$581,000	—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization

U.S. Global Investors, Inc. (Company or U.S. Global) serves as investment adviser and transfer agent to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF), both Massachusetts business trusts that are no-load, open-end investment companies offering shares in numerous mutual funds to the investing public. The Company has served as investment adviser and manager since the inception of USGIF and USGAF and assumed the transfer agency function of USGIF in November 1984, and of USGAF in October 1994, its commencement of operations. For these services, the Company receives fees from USGIF and USGAF.

U.S. Global formed the following companies to provide supplementary services to USGIF and USGAF: United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), and U.S. Global Brokerage, Inc. (USGB).

The Company formed a limited liability company, which was incorporated in Guernsey on August 20, 1993. This company, U.S. Global Investors (Guernsey) Limited (USGG), is utilized in conducting the Company’s cash management activities.

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

Security Investments. The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).

In accordance with SFAS 115, the Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date. Securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings as investment income. Investments classified neither as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale. For available-for-sale securities with declines in value deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings.

Securities traded on a securities exchange are valued at the last sale price. Securities for which over-the-counter market quotations are available, but for which there was no trade on the balance sheet date, are valued at the mean price between the last price bid and last price asked. Securities for which quotations are not readily available are valued at cost.

The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

Mutual Fund Receivables. Mutual fund receivables consist primarily of monthly investment advisory and transfer agent fees owed to the Company by USGIF and USGAF. In addition, mutual fund receivables include amounts reimbursed to the Company for certain advertising and distribution expenses incurred on behalf of USGAF in accordance with Rule 12b-1 of the Investment Company Act of 1940. The Company evaluates the collectibility of these receivables on an ongoing basis, and, as a result, placed an allowance of $0 and $64,488 against the receivable balance as of June 30, 2004, and June 30, 2003, respectively. Growth in mutual fund assets, in particular growth in assets that are invested directly with the funds and not through broker/dealer distribution platforms, have served to reduce this allowance currently and may do so in future periods. Conversely, a reduction in assets may create the necessity to set up an allowance again in future years.

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

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In accordance with APB 25, no compensation expense is recognized for stock options where the exercise price equals or exceeds the underlying stock price on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Year Ended June 30,
	2004	2003	2002
Net income (loss), as reported	$2,166,642	$42,612	$(241,434)
Add: Stock-based employee compensation expense included in reported net income, net of tax	33,000	36,168	55,397
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(36,753)	(40,554)	(61,723)

Pro forma net income (loss)	$2,162,889	$38,226	$(247,760)

Earnings per share:
Basic and Diluted - as reported	$0.29	$0.01	$(0.03)
Basic and Diluted - pro forma	$0.29	$0.01	$(0.03)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. No options were granted during fiscal years 2004, 2003, or 2002.

Transactions with other parties in which goods or services are exchanged for the issuance of equity instruments are accounted for at fair value in accordance with FAS 123. On March 15, 2004, a fully vested option to purchase 20,000 shares of class A stock was granted as payment for services to an outside vendor. These options carry an exercise price of $4.35 and expire on May 15, 2005. The effect of this issuance was recorded in general and administrative expenses on the Statement of Operations and Comprehensive Income based on the fair value at grant date. The fair value was determined using a Black-Scholes option-pricing model with the exercise price and expiration dates listed above as well as an expected volatility of 0.56, a risk-free interest rate of 1.25% and an expected dividend yield of $0.

Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The liability method requires that deferred tax assets be reduced by a valuation allowance in cases where it is more likely than not that the deferred tax assets will not be realized.

Revenue Recognition. The Company earns substantially all of its revenues from mutual fund investment advisory and transfer agency services. Mutual fund investment advisory fees, calculated as a percentage of assets under management, are recorded as revenue as services are performed. Transfer agency fees are account based and calculated using a charge based upon the number of shareholder accounts serviced. A separate advisory client contract provided for a performance fee, in addition to the base fee, which was calculated as a percentage of absolute investment results. The separate advisory client contract ended in March 2004. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of any fee waivers.

Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.

Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. At June 30, 2004, 2003, and 2002, the Company had capitalized sales materials of approximately $16,000, $11,000, and $4,000, respectively. Net advertising expenditures were approximately $373,000, $242,000 and $243,000 during fiscal 2004, 2003, and 2002, respectively.

Foreign Currency Transactions. Transactions between the Company and foreign entities are converted to U.S. dollars using the exchange rate on the date of the transactions. Security investments valued in foreign currencies are translated to U.S. dollars using the applicable exchange rate as of the reporting date. Realized foreign currency gains and losses are included as a component of investment income.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Earnings Per Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

Note 3. Investments

The following table summarizes investment activity over the last three fiscal years:

	Year Ended June 30,
	2004	2003	2002
Realized gains (losses) on sale of trading securities	$135,789	$(7,583)	$(48,975)
Trading securities, at cost	1,857,171	1,658,058	2,178,041
Trading securities, at fair value (1)	1,672,354	723,428	1,409,474
Net change in unrealized gains (losses) on trading securities (included in earnings)	748,018	(34,308)	(112,092)
Available-for-sale securities, at cost	405,055	406,739	915,204
Available-for-sale securities, at fair value (1)	1,212,742	390,251	853,612
Gross realized gains on sale of available-for-sale securities	158,387	178,326	—
Gross realized losses on sale of available-for-sale securities	(3,406)	(267,836)	—
Gross unrealized losses recorded in shareholders’ equity	(180,727)	(44,481)	(272,118)
Gross unrealized gains recorded in shareholders’ equity (2)	988,414	27,992	210,525
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	(41,448)	(247,412)	(51,887)

(1)	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 16 regarding related party transactions.

(2)	Total gross unrealized gains recorded in shareholders’ equity in fiscal 2004 are comprised primarily of the unrealized gain on a single security, which makes up $976,172 of the $988,414, or 98.8%, of the gross unrealized gains recorded.

During fiscal 2002, a security was purchased on behalf of an advisory client of the Company for which $581,000 was included in trading securities on the Company’s balance sheet at June 30, 2002. This security had a contingent payable that was required to be paid by the Company to the advisory client upon liquidation of the securities, net of any fees earned. This payable was included in accounts payable on the balance sheet at June 30, 2002. To better reflect the terms of the relationship, during December 2002 these securities were re-registered, and, as a result, were no longer recorded as an asset of the Company and there were no longer any associated contingent payables. Beneficial ownership of the securities was maintained by the advisory client.

The following table summarizes equity investments that are in an unrealized loss position at each balance sheet date, categorized by how long they have been in a continuous loss position. These investments do not include trading securities or those available-for-sale securities with declines in value deemed other than temporary as their unrealized losses are recognized in earnings.

	Less Than 12 Months		12 Months or Greater		Total
Fiscal Year	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2004	$150,134	$76,829	$11,860	$103,898	$161,994	$180,727
2003	195,522	34,384	15,037	10,097	210,559	44,481

The aggregate gross unrealized loss of $180,727 and $44,181 at June 30, 2004 and 2003, respectively, was primarily related to two and three securities, respectively. Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.

Note 4. Investment Management, Transfer Agent, and Other Fees

Fees for providing services to USGIF and USGAF continue to be the Company’s primary continuing revenue source.

The Company serves as investment adviser to USGIF and USGAF and receives a fee based on a specified percentage of net assets under management. The investment advisory contract and related contracts between the Company and USGIF expire in February 2005, and the contracts between the Company and USGAF expire in May 2005. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.

The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF through June 30, 2005, or such later date as the Company determines. The aggregate amount of fees waived and expenses borne by the Company was $1,471,151, $1,509,061, and $1,530,046 in 2004, 2003, and 2002, respectively.

As of June 30, 2004, two of the three funds within USGAF are sub-advised by outside third-party managers, who are in turn paid out of the investment advisory fees received by the Company. In March 2002, an agreement was reached with one of these subadvisers whereby $165,000 of subadvisory fees payable was waived.

Prior to June 1, 2004, the Holmes Growth Fund (formerly the Bonnel Growth Fund) was also sub-advised. Bonnel, Inc., the former subadviser of the fund, notified the Company that its portfolio manager, Art Bonnel, would be taking an extended sabbatical beginning June 1, 2004, and therefore Bonnel, Inc. would no longer provide subadvisory services to the fund. The Board of Trustees of USGAF approved the Company to provide investment advisory services to the fund effective June 1, 2004.

The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts serviced, as well as revenues from miscellaneous transfer agency activities including lockbox functions. The Company also receives exchange, service, and custodian fees directly from USGIF and USGAF shareholders.

The Company also receives revenue from its mailroom operations. During fiscal 2002, an adjustment was made to these billing practices, and a resulting reduction of $104,000 was applied to mail service revenues and related receivables in order to reflect billing volumes.

The Company provides in-house legal services to USGIF and USGAF for which it is reimbursed.

The Company provided investment management services for an advisory client from May 2002 through March 2004. The Company had a fee arrangement for these services whereby it received an administrative fee annually plus a percentage of any gains from the sale of the securities in the client account. The Company recorded $670,387 and $385,820 in revenue from these fee arrangements for fiscal year 2004 and 2003, respectively.

Note 5. Property and Equipment

Property and equipment are composed of the following:

	June 30,
	2004	2003
Building and land	$2,275,123	$2,271,613
Furniture, equipment, and other	1,734,770	2,144,770

	4,009,893	4,416,383
Accumulated depreciation	(2,198,405)	(2,637,551)

Net property and equipment	$1,811,488	$1,778,832

Note 6. Other Accrued Expenses

Other accrued expenses consist of the following:

	June 30,
	2004	2003
Omnibus fees	$137,958	$33,380
Subadviser fees	86,322	43,116
Audit and tax fees	67,997	82,000
Other	250,766	203,335

Total other accrued expenses	$543,043	$361,831

Note 7. Borrowings

The Company had a note payable to a bank, which was secured by land, an office building, and related improvements. The Company paid the note in full in fiscal 2004. The loan was being amortized over a twelve-year period with payments of both principal and interest due monthly based on a fixed rate of 6.50%. The monthly payment was $10,840, and the note was to mature on January 31, 2006. Under this agreement, the Company maintained certain financial covenants. One of the covenants required that the Company maintain cash and cash equivalents and eligible marketable securities to meet or exceed $1 million at the end of each quarter. Through the date the note was paid in full, the Company was in full compliance with all financial covenants.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable.

As of June 30, 2004, this credit facility remained unutilized by the Company.

Note 8. Lease Commitments

The Company has operating leases for computers and equipment that expire between fiscal years 2005 and 2009. Total lease expenses were $245,776, $188,558 and $222,983 in fiscal years 2004, 2003, and 2002, respectively. Future minimum lease payments required under these leases are as follows:

Fiscal Year	Amount
2005	$83,580
2006	79,777
2007	76,765
2008	52,334
2009	24,093

Total	$316,549

Note 9. Annuity and Contractual Obligations

On February 6, 1989, the Company entered into an agreement with Clark Aylsworth (Aylsworth), the founder of the Company, related to his retirement on December 31, 1988. This agreement provided for the payment to Aylsworth of a monthly annuity of $1,500 for the remainder of his life or his wife’s life, if he predeceased her. Aylsworth passed away in June 2004, and his wife predeceased him. Accordingly, the Company eliminated the obligation related to this agreement.

On December 30, 1990, the Company entered into a noncompete/noninterference agreement, an executory contract, pursuant to which it paid the Aylsworths $4,500 monthly, such amount to have continued for the longer of Aylsworth’s or his wife’s life. The Company determined that the executory contract should be expensed as payments were made. Because Aylsworth died in June 2004, and his wife predeceased him, no further expenses shall be recorded related to this agreement.

The Company had placed cash in escrow to cover the Company’s obligation to the Aylsworths if the Company defaulted. The escrowed amount decreased $15,000 annually and the balance was $195,000 at June 30, 2003, which was disclosed on the balance sheet as restricted investments. As of June 30, 2004, the escrowed balance of $180,000 was transferred to an unrestricted account and is now included in cash and cash equivalents.

Note 10. Benefit Plans

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 50% of their contribution up to 2% of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $51,523, $46,918, and $48,760 for fiscal years 2004, 2003, and 2002, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company has neither accrued nor paid a contribution for fiscal years 2004, 2003, and 2002. Prior to January 1, 2002, there was a separate profit sharing plan. Effective January 1, 2002, the separate profit sharing plan was merged into the 401(k) plan for more efficient administration.

The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which essentially all such employees accepted. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their children’s education. The Company match, reflected in base salary expense, aggregated in all programs to $50,903, $52,983, and $52,692 in fiscal years 2004, 2003, and 2002, respectively.

The Company has a program whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2004, 2003, and 2002, employees purchased 28,180, 20,510, and 37,770 shares of treasury stock from the Company, respectively.

Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2004.

Note 11. Shareholders’ Equity

On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s board of directors, with the exception that any dividends declared must first be paid to the holders of the class A stock to the extent of 5% of the Company’s after-tax prior year net earnings. The holders of the class A stock have a liquidation preference equal to the par value of $.05 per share.

During fiscal year 1999, the Board of Directors of the Company approved the issuance of 1,000,000 shares of class C common stock to Frank Holmes (Holmes) in exchange for services and cancellation of the option to purchase 400,000 shares of class C common stock held by Holmes and the cancellation of warrants to purchase 586,122 shares of class C common stock held by Holmes and F.E. Holmes Organization, Inc. The 1,000,000 shares vest over a ten-year period beginning July 1, 1998, and will vest fully on June 30, 2008, or in the event of Holmes’ death, and were valued at $.50 per share for compensation purposes. The agreement was executed on August 10, 1999. At June 30, 2004, the unvested balance of this deferred compensation arrangement is $200,000 and is included in additional paid-in capital as a contra account.

During the fiscal years ended June 30, 2004, 2003, and 2002 the Company purchased 16,741, 40,127, and 86,275 shares, respectively, of its class A common stock at an average price of $4.32, $1.64, and $1.23, per share, respectively.

During the years ended June 30, 2004, 2003, and 2002, the Company granted 15,000, 3,000, and 16,600 shares, respectively, of class A common stock to certain employees at a weighted average fair value on grant date of $1.77, $1.60, and $2.04, respectively.

In March 1985, the board of directors adopted an Incentive Stock Option Plan (1985 Plan), amended in November 1989 and December 1991, which provides for the granting of options to purchase 200,000 shares of the Company’s class A common stock, at or above fair market value, to certain executives and key salaried employees of the Company and its subsidiaries. Options under the 1985 Plan were granted for a term of up to five years in the case of employees who own in excess of 10% of the total combined voting power of all classes of the Company’s stock and up to ten years for other employees. Options issued under the 1985 Plan vest six months from the grant date or 20% on the first, second, third, fourth, and fifth anniversaries of the grant date. Options were granted at prices ranging from $1.50 to $4.50 per share, which equaled or exceeded the fair market value at date of grant. The 1985 Plan expired December 31, 1994; consequently, there will be no further options granted under the 1985 Plan. As of June 30, 2004, 1,500 options remain outstanding.

In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan), amended in December 1991, which provides for the granting of options to purchase 800,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Since adoption of the 1989 Plan, options have been granted at prices ranging from $1.50 to $5.69 per share, which equaled or exceeded the fair market value at date of grant. Options issued under the 1989 Plan vest six months from the grant date or 20% on the first, second, third, fourth, and fifth anniversaries of the grant date.

In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 200,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries.

Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

		Weighted
		Average
		Exercise
	Shares	Price ($)
Outstanding June 30, 2001	341,800	2.23
Granted	—	—
Canceled	150,300	2.62
Exercised	12,000	1.92

Outstanding June 30, 2002	179,500	1.92
Granted	—	—
Canceled	18,000	1.68
Exercised	—	—

Outstanding June 30, 2003	161,500	1.94
Granted	—	—
Canceled	10,000	1.58
Exercised	500	1.82

Outstanding June 30, 2004	151,000	1.26

As of June 30, 2004, 2003, and 2002, exercisable employee stock options totaled 144,000, 144,700, and 144,100 shares and had weighted average exercise prices of $1.96, $2.00, and $2.02 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2004, were as follows:

	Options Outstanding				Options Exercisable
				Weighted		Weighted
	Date of		Remaining	Average		Average
	Option	Number	Life in	Exercise	Number	Option
	Grant	Outstanding	Years	Price ($)	Exercisable	Price ($)
1985	12/15/94	1,500	0.45	2.63	1,500	2.63
Plan Class A
1989	09/05/95	3,500	1.18	2.63	3,500	2.63
Plan	05/24/96	10,000	1.89	3.06	10,000	3.06
Class A
	06/04/97	20,000	2.92	2.00	20,000	2.00
	12/03/99	15,000	5.42	1.50	12,000	1.50

		48,500	3.36	2.11	45,500	2.15
	06/04/97	31,000	2.92	1.82	31,000	1.82
1997	06/04/97	50,000	2.92	2.00	50,000	2.00
Plan Class A	12/03/99	20,000	5.42	1.50	16,000	1.50

		101,000	3.42	1.85	97,000	1.86
All	12/94
Plans	through
	12/99	151,000	3.37	1.26	144,000	1.96

Note 12. Income Taxes

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year Ended June 30,
	2004	2003	2002
Tax expense (benefit) at statutory rate	$966,443	$10,917	$(114,507)
Nondeductible membership dues	8,722	8,690	14,754
Nondeductible meals and entertainment	16,807	15,091	14,242
Change in valuation allowance	(280,921)	(369,068)	137,928
Other	(35,212)	323,868	(147,768)

	$675,839	$(10,502)	$(95,351)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred total assets and liabilities using a 34% tax rate are as follows:

	Year Ended June 30,
	2004	2003
Book/tax differences in the balance sheet
Trading securities	$63,448	$317,774
Prepaid expenses	(97,210)	—
Accumulated depreciation	8,012	22,636
Accrued expenses	63,044	54,310
Available-for-sale securities	38,104	120,267
Losses of USGG	—	229,307
Annuity obligations	—	38,241
Option issued to vendor	5,984	—

	81,382	782,535

Tax carryovers
Net operating loss (NOL) carryover	—	442,909
Charitable contributions carryover	7,696	23,089
Investment tax credit	34,472	34,472
Alternative minimum tax credits	133,748	139,729

	175,916	640,199

Total gross deferred tax asset	257,298	1,422,734
Valuation allowance	(34,472)	(315,393)

Net deferred tax asset	$222,826	$1,107,341

For federal income tax purposes at June 30, 2004, the Company has charitable contribution carryovers of approximately $23,000 expiring between 2008 and 2009, and alternative minimum tax credits of $133,748 with indefinite expirations.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management has included a valuation allowance of $34,472 at June 30, 2004, providing for the utilization of investment tax credits against future taxable income. At June 30, 2003, the valuation allowance was $315,393. The valuation allowance was reduced in fiscal 2004 as net operating loss carryovers were fully utilized against taxable income.

Note 13 Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2004	2003	2002
Basic and diluted net income (loss)	$2,166,642	$42,612	$(241,434)
Weighted average number of outstanding shares
Basic	7,469,164	7,460,260	7,456,181
Effect of dilutive securities
Employee stock options	63,970	8,860	—

Diluted	7,533,134	7,469,120	7,456,181

Earnings (loss) per share
Basic	$0.29	$0.01	$(0.03)

Diluted	$0.29	$0.01	$(0.03)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2004, 2003, and 2002, employee stock options for 0, 88,000, and 179,500 shares, respectively, were excluded from diluted EPS. Additionally, an option issued to a vendor for 20,000 shares was excluded for the year ended June 30, 2004, because it was anti-dilutive as the exercise price was greater than the year-end share price.

Note 14. Comprehensive Income

The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
June 30, 2004
Unrealized gains on available-for-sale securities	$824,177	$(280,220)	$543,957

Other comprehensive income	$824,177	$(280,220)	$543,957

June 30, 2003
Unrealized gains on available-for-sale securities	$45,103	$(15,335)	$29,768

Other comprehensive income	$45,103	$(15,335)	$29,768

June 30, 2002
Unrealized gains on available-for-sale securities	$93,504	$(31,791)	$61,713

Other comprehensive income	$93,504	$(31,791)	$61,713

Note 15. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following details total revenues and income (loss) by business segment:

	Investment	Corporate
	Management	Investment	Consolidated
	Services ($)	($)	($)
Year ended June 30, 2004
Net revenues	11,979,314	1,004,186	12,983,500

Net income (loss) before income taxes	1,839,764	1,002,717	2,842,481

Depreciation	108,065	—	108,065

Interest expense	72,962	183	73,145

Capital expenditures	145,548	—	145,548

Gross identifiable assets at June 30, 2004	6,428,674	2,885,096	9,313,770
Deferred tax asset			222,826

Consolidated total assets at June 30, 2004			9,536,596

Year ended June 30, 2003
Net revenues	7,842,828	(363,892)	7,478,936

Net income (loss) before income taxes	427,341	(395,231)	32,110

Depreciation	121,493	—	121,493

Interest expense	82,216	729	82,945

Gain on litigation settlement	371,057	—	371,057

Capital expenditures	30,335	—	30,335

Gross identifiable assets at June 30, 2003	5,218,667	1,113,679	6,332,346
Deferred tax asset			1,107,341

Consolidated total assets at June 30, 2003			7,439,687

Year ended June 30, 2002
Net revenues	7,975,056	(207,542)	7,767,514

Net income (loss) before income taxes	(128,643)	(208,142)	(336,785)

Depreciation	164,674	—	164,674

Interest expense	84,810	574	85,384

Capital expenditures	4,765	—	4,765

Gross identifiable assets at June 30, 2002	4,537,360	2,263,086	6,800,446
Deferred tax asset			1,104,575

Consolidated total assets at June 30, 2002			7,905,021

Note 16. Related Party Transactions

The Company had $3,045,000 and $1,125,000 invested in USGIF money market and municipal bond mutual funds at June 30, 2004, and 2003, respectively. Receivables from mutual funds represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.

Frank Holmes, a director and CEO of the Company, served as an independent director of Franc-Or Resources from June 2000 to November 2003. The Company owns a position in Franc-Or Resources at June 30, 2004, with an estimated fair value of $357,521, recorded as a trading security on the balance sheet.

Holmes served as chairman of Fortress IT Corp. from November 2000 to November 2003. The Company held a position in Fortress IT Corp., which was sold during fiscal 2004 for $7,500. The Company recognized a loss on this transaction of $17,630.

Holmes also served as an independent director for BCS Global Networks (formerly Broadband Collaborative Solutions), a private company, from May 2000 to June 30, 2002, when the entity became a public company. Holmes personally owned shares of BCS Global Networks at June 30, 2004. The Company owned a position in BCS Global Networks at June 30, 2004, with an estimated fair value of $16,882 recorded as available for sale on the balance sheet.

Holmes had an outstanding payable to the Company of $0 and $1,613 at June 30, 2004, and 2003, respectively.

During fiscal year 2002, J. Stephen Penner, a former director of the Company who resigned during fiscal year 2002, exercised options for 10,000 shares of Class A stock at $2.00 per share.

Note 17. Receivable Adjustments

In fiscal year 2001, the Company paid $182,115 for losses from shareholder activity incurred by USGIF in previous years. Management consulted with its insurance carrier and determined that it was probable that this sum could be claimed against the Company’s insurance policy. The deductible on this policy was $25,000, which amount was expensed in fiscal 2000. The balance of approximately $157,000 was booked as a receivable at June 30, 2001. In fiscal year 2002, discussions with the insurance carrier indicated that the possibility of recovery was not likely, and as such, the entire receivable balance was expensed. Any subsequent collections on this claim will result in a reversal of this expense to the extent of collection. During fiscal year 2003, the Company collected $20,000 on this claim. During fiscal year 2004, no additional amounts were collected on the claim.

Note 18. Contingencies and Commitments

During fiscal year 2001, the Company was named as one of several defendants in a civil lawsuit filed in New York. In June 2003, this lawsuit was dismissed. However, in July 2003, the plaintiff filed an appeal. In November 2003, the Company’s insurance carrier authorized a settlement offer, which was accepted in August 2004. This settlement was paid by the carrier; therefore, it had no impact on the Company’s earnings.

The Company was the plaintiff in a lawsuit filed in Ontario, Canada. As a result of mediation in June 2003, the Company and the defendant agreed to a settlement in the amount of $371,057, which was recorded as a receivable on the balance sheet and a gain on the statement of operations, respectively. The Company received payment on the settlement in fiscal 2004, and the case was formally dismissed.

In addition, in fiscal 2004, the Company was named as one of two defendants in a lawsuit, which the Company settled for $7,500 prior to June 30, 2004.

Beginning in July 2003, the Company agreed to maintain a minimum yield on its U.S. Treasury Securities Cash Fund. In order to comply with this arrangement, it may be necessary for the Company to waive a portion of its management fees. These fee waivers are recorded as incurred. If in future periods the yield exceeds the minimum, the Company may be eligible to recover previously waived amounts. The amount of fees waived during fiscal 2004 was $45,136. Due to the unpredictability of future yields, the Company has not recorded a receivable for this amount in its financial statements.

The Company entered into an agreement in March 2004 with a financial consulting company to render advice, disseminate information about the Company, and assist in public relations. The Company is obligated to pay the consulting company $5,000 per month until the agreement terminates in March 2005.

The Company entered into an agreement with a telecommunications company, which commenced in August 2004, to provide an e-mail server and a web server. The agreement terminates in July 2007.

Note 19. Selected Quarterly Financial Data (Unaudited)

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$2,629	$4,337	$3,217	$2,800
Expenses	$1,946	$2,514	$2,870	$2,811
Gain on Litigation Settlement	$—	$—	$—	$—
Income (Loss) Before Income Taxes	$683	$1,823	$347	$(11)
Net Income	$688	$1,248	$240	$(10)
Earnings per Share:
Basic	$0.09	$0.17	$0.03	($0.00)
Diluted	$0.09	$0.17	$0.03	($0.00)

Fiscal 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$1,971	$2,041	$1,874	$1,593
Expenses	$1,857	$1,904	$1,948	$2,109
Gain on Litigation Settlement	$—	$—	$—	$371
Income (Loss) Before Income Taxes	$114	$137	$(74)	$(145)
Net Income	$111	$142	$(70)	$(140)
Earnings per Share:
Basic	$0.01	$0.02	($0.01)	($0.02)
Diluted	$0.01	$0.02	($0.01)	($0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Disclosure in response to this item is furnished in the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2003, (filed September 29, 2003). The matter is not further disclosed in this report (per Instruction 1 to Item 304 of Regulation S-K).

Item 9A. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III of Annual Report on Form 10-K

Item 10. Directors and Executive Officers of the Company

The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E. Holmes	49	Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has also served as Director of 71316 Ontario, Inc. since April 1987. Director, President, and Secretary of F.E. Holmes Organization, Inc. since July 1978. Mr. Holmes served as Director of Franc-Or Resources Corporation from June 2000 to November 2003, Chairman and Director of Fortress IT Corp (formerly Consolidated Fortress) from November 2000 to November 2003, and Director of Broadband Collaborative Solutions from May 2000 to June 2002.

Jerold H. Rubinstein	66	Director of the Company since October 1989. Chief Executive Officer and founder of Music Imaging & Media, Inc. from July 2002 to present. Chairman of Musicplex, Inc. from September 1999 to June 2002. Chairman and Chief Executive Officer of Xtra Music from July 1997 to May 2000. Chairman of the Board of Directors and Chief Executive Officer of DMX Inc. from May 1986 to July 1997.

Roy D. Terracina	58	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., an investment company, since January 1994.

Thomas F. Lydon, Jr.	44	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. President, Vice President and Account Manager with Fabian Financial Services, Inc. from April 1984 to March 1996. Member of the Advisory Board for Schwab Institutional from 1989 to 1991 and from 1995 to 1996. Member of the Advisory Board of Rydex Series Trust since January 1999. Fund Relations Chair for SAAFTI since 1994.

Susan B. McGee	45	President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	44	Chief Financial Officer of the Company since August 2004. Controller of the Company from April 2004 until August 2004. Associate with Resources Connection from July 2003 to February 2004. Recruiting Manager with Robert Half International from November 2002 to June 2003. Controller of Luby’s Inc. from June 2000 to October 2002. Assistant Controller of Hunt Building Corp. from April 1995 to October 1998. Senior auditor with KPMG Peat Marwick from October 1993 to March 1995.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the board of directors are elected for one-year terms or until their successors are elected and qualified. The board of directors appoints the executive officers of the Company. The Company’s Compensation Committee consists of Messrs. Lydon, Rubinstein, and Terracina. The Company’s Audit Committee consists of Messrs. Lydon, Rubinstein, and Terracina. The board of directors has determined that a member of the Audit Committee, namely Roy D. Terracina, is an “audit committee financial expert” (as defined by the SEC). The Stock Option Committee consists of Mr. Rubinstein and Mr. Terracina. The Company does not have a Nominating Committee.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer and principal financial officer. This code charges these individuals with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports the Company files with the Securities and Exchange Commission, and compliance with applicable laws, rules and regulations.

Compliance with Section 16(a) of the 1934 Act

Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10% of the Company’s class A common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2004, all Section 16(a) filing requirements applicable to its directors, officers and more than 10% beneficial owners were met.

Item 11. Executive Compensation

The Company has intentionally omitted columns (g), (h), and (i) as they are not applicable.

Executive compensation includes amounts identified for 401(k) contributions and amounts for Company savings plans (calculable through the end of the June 30, 2004, fiscal year).

							Long-Term
Annual Compensation							Compensation Awards

(a)	(b)	(c)		(d)	(e)		(f)
					Other
Name and					Annual		Restricted
Principal Position					Compen-		Stock
During FY 2004	Year	Salary ($)		Bonus ($)	sation ($)		Awards ($)
Frank Holmes	2004	485,190	(1)	206,640	—	(3)	50,000 (2)
Chairman, Chief Executive	2003	486,025	(1)	110,195	—	(3)	50,000 (2)
Officer	2002	356,480	(1)	103,715	—	(3)	50,000 (2)
Susan B. McGee	2004	188,714		168,210	—	(3)	—
President, General	2003	175,206		64,390	—	(3)	6,500
Counsel	2002	151,610		50,536	—	(3)	4,300
Tracy C. Peterson (4)	2004	91,286		21,037	—	(3)	—
Chief Financial Officer	2003	91,284		14,333	—	(3)	4,050
	2002	82,443		19,130	—	(3)	2,150

(1)	Includes trustee fees of $40,400, $40,350, and $38,200 paid by the Company during fiscal year 2004, 2003, and 2002, respectively.

(2)	In June 1999, the board of directors granted Holmes 1,000,000 shares of class C common stock to be vested, in equal parts, over a ten-year period beginning with fiscal year 1999, with an annual compensation value of $50,000. Holmes will be fully vested on June 30, 2008. Issuance was in part to compensate him for his efforts and upon cancellation of Holmes’ warrants and option to acquire 986,122 shares of class C common stock.

(3)	The Company believes that the aggregate amounts of such omitted personal benefits do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported in columns (c) and (d) for the named executive officers.

(4)	Mr. Peterson terminated his employment effective July 14, 2004.

Incentive Compensation

Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee’s annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements.

401(k) Plan

The Company offers a 401(k) plan covering substantially all employees. The Company will match a certain percentage of a participating employee’s pay deferment. The Company contributes to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the Company’s matching contribution.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company did not make a profit sharing contribution for the 2004, 2003 or 2002 fiscal years. Prior to January 1, 2002, there was a separate profit sharing plan. Effective

January 1, 2002, the separate profit sharing plan was merged into the 401(k) plan to provide a more efficient manner of administration.

Savings Plans

The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their children’s education.

Stock Purchase Plan

The Company has a program whereby employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2004, 2003 and 2002, employees purchased 28,180, 20,510 and 37,770 shares of treasury stock from the Company respectively.

Stock Option Plans

In March 1985, the board of directors of the Company adopted an Incentive Stock Option Plan (1985 Plan), giving certain executives and key salaried employees of the Company and its subsidiaries options to purchase shares of the Company’s class A common stock. The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991, it was amended to provide provisions to cause the plan and future grants under the plan to qualify under the Securities Exchange Act of 1934 (1934 Act) Rule 16b-3. As of June 30, 2004, under this plan, 202,500 options were granted, 88,000 options had been exercised, 113,000 options had expired, and 1,500 options remained outstanding. The 1985 Plan, as amended, terminated on December 31, 1994.

In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 2004, there were no grants. As of June 30, 2004, under this amended plan, 876,700 options had been granted, 403,000 options had been exercised, 425,200 options had expired, and 48,500 options remained outstanding, and 348,500 options are available for grant.

In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by a committee consisting of two outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 2004, there were no options granted. As of June 30, 2004, 240,500 options had been granted, 8,500 shares had been exercised, 131,000 options had expired, 101,000 options remained outstanding, and 90,500 options are available for grant.

The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values. There were no options or SARs awarded during the period.

(d)
			Number of	(e)
			Securities	Value of
			Underlying	Unexercised
	(b)		Unexercised	In-The-Money
	Number of	(c)	Options/SARs	Options/SARs
	Shares	Dollar	at FY End (#)	at FY End ($)
(a)	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable
Frank E. Holmes	0	0	1,000/0	$925/$0
Susan B. McGee	0	0	48,500/3,000	$74,138/$6,150
Tracy C. Peterson(1)	0	0	4,000/1,000	$8,200/$2,050

(1)	Mr. Peterson terminated his employment effective July 14, 2004.

Compensation of Directors

The Company may grant nonemployee directors options under the Company’s 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $6,000 in any quarter paid in arrears. For the fiscal year ended June 30, 2004, two nonemployee directors each received compensation of $24,000 and one nonemployee director received compensation of $21,000. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors

Report on Executive Compensation

The board appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. There are no compensation committee interlocks to report. The Compensation Committee reviews, and recommends to the board, Mr. Holmes’ compensation annually to determine an acceptable base compensation, reflecting an amount competitive with industry peers and taking into account the relative cost of living in San Antonio, Texas. The Compensation Committee also reviews Mr. Holmes’ performance in managing the Company’s securities portfolio and in overseeing the management of the Company’s client portfolios and determines periodically whether to recommend to the full board to pay Mr. Holmes a cash bonus with respect to such performance. During fiscal year 1999, Mr. Holmes, in addition to his other duties, became the Company’s Chief Investment Officer responsible for supervising management of clients’ portfolios. In August 1999, in part to compensate him for these efforts and upon cancellation of Mr. Holmes’ warrants and option to acquire 986,122 shares of class C common stock, the board approved the issuance of 1,000,000 shares of class C common stock to Mr. Holmes to be vested over a ten-year period beginning with fiscal year 1998, with an annual compensation value of $50,000. Mr. Holmes will be fully vested on June 30, 2008.

The base pay of the executives is relatively fixed, but the executive has the opportunity to increase his/her compensation through bonuses or by participating directly in retirement and savings programs whereby the Company will contribute amounts relative to the executive’s contribution.

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

Company Performance Presentation

The graph above compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for both the S&P 500 Index and the American Stock Exchange Gold BUGS Index (HUI) for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 1999, and that all dividends are reinvested.
GROW Equity SPTR Index Date Px Last Date Px Last 6/30/1999 1.25 6/30/1999 1876.783 7/30/1999 1.375 10.00% 7/30/1999 1818.181 -3.12% 8/31/1999 1.4375 4.55% 8/31/1999 1809.186 -0.49% 9/30/1999 1.5 4.35% 9/30/1999 1759.589 -2.74% 10/29/1999 1.625 8.33% 10/29/1999 1870.937 6.33% 11/30/1999 1.5 -7.69% 11/30/1999 1908.97 2.03% 12/31/1999 1.5 0.00% 12/31/1999 2021.401 5.89% 1/31/2000 1.625 8.33% 1/31/2000 1919.841 -5.02% 2/29/2000 2.1875 34.62% 2/29/2000 1883.499 -1.89% 3/31/2000 1.625 -25.71% 3/31/2000 2067.75 9.78% 4/28/2000 1.5 -7.69% 4/28/2000 2005.549 -3.01% 5/31/2000 1.6875 12.50% 5/31/2000 1964.401 -2.05% 6/30/2000 1.75 3.70% 6/30/2000 2012.83 2.47% 7/31/2000 1.6875 -3.57% 7/31/2000 1981.361 -1.56% 8/31/2000 1.5625 -7.41% 8/31/2000 2104.432 6.21% 9/29/2000 1.5 -4.00% 9/29/2000 1993.332 -5.28% 10/31/2000 1.4063 -6.25% 10/31/2000 1984.905 -0.42% 11/30/2000 1.125 -20.00% 11/30/2000 1828.416 -7.88% 12/29/2000 1.0625 -5.56% 12/29/2000 1837.365 0.49% 1/31/2001 1.125 5.88% 1/31/2001 1902.553 3.55% 2/28/2001 1.2188 8.34% 2/28/2001 1729.075 -9.12% 3/30/2001 1.1875 -2.57% 3/30/2001 1619.537 -6.34% 4/30/2001 1.15 -3.16% 4/30/2001 1745.392 7.77% 5/31/2001 1.05 -8.70% 5/31/2001 1757.086 0.67% 6/29/2001 1.07 1.90% 6/29/2001 1714.321 -2.43% 7/31/2001 1.05 -1.87% 7/31/2001 1697.445 -0.98% 8/31/2001 1 -4.76% 8/31/2001 1591.182 -6.26% 9/28/2001 0.9 -10.00% 9/28/2001 1462.69 -8.08% 10/31/2001 0.95 5.56% 10/31/2001 1490.582 1.91% 11/30/2001 0.97 2.11% 11/30/2001 1604.919 7.67% 12/31/2001 1.05 8.25% 12/31/2001 1618.979 0.88% 1/31/2002 1.07 1.90% 1/31/2002 1595.353 -1.46% 2/28/2002 1.18 10.28% 2/28/2002 1564.586 -1.93% 3/29/2002 1.8 52.54% 3/29/2002 1623.429 3.76% 4/30/2002 2.15 19.44% 4/30/2002 1525.004 -6.06% 5/31/2002 2.389 11.12% 5/31/2002 1513.769 -0.74% 6/28/2002 2 -16.28% 6/28/2002 1405.929 -7.12% 7/31/2002 1.551 -22.45% 7/31/2002 1296.344 -7.79% 8/30/2002 1.75 12.83% 8/30/2002 1304.855 0.66% 9/30/2002 1.3 -25.71% 9/30/2002 1163.044 -10.87% 10/31/2002 1.16 -10.77% 10/31/2002 1265.411 8.80% 11/29/2002 1.25 7.76% 11/29/2002 1339.892 5.89% 12/31/2002 2.449 95.92% 12/31/2002 1261.176 -5.87% 1/31/2003 2.298 -6.17% 1/31/2003 1228.138 -2.62% 2/28/2003 2.58 12.27% 2/28/2003 1209.711 -1.50% 3/31/2003 2 -22.48% 3/31/2003 1221.456 0.97% 4/30/2003 1.9 -5.00% 4/30/2003 1322.068 8.24% 5/30/2003 1.97 3.68% 5/30/2003 1391.724 5.27% 6/30/2003 1.85 -6.09% 6/30/2003 1409.478 1.28% 7/31/2003 2.5 35.14% 7/31/2003 1434.329 1.76% 8/29/2003 2.08 -16.80% 8/29/2003 1462.302 1.95% 9/30/2003 2.66 27.88% 9/30/2003 1446.773 -1.06% 10/31/2003 2.609 -1.92% 10/31/2003 1528.617 5.66% 11/28/2003 4.29 64.43% 11/28/2003 1542.066 0.88% 12/31/2003 4.3 0.23% 12/31/2003 1622.939 5.24% 1/30/2004 3.98 -7.44% 1/30/2004 1652.728 1.84% 2/27/2004 4.02 1.01% 2/27/2004 1675.7 1.39% 3/31/2004 4.1 1.99% 3/31/2004 1650.42 -1.51% 4/30/2004 3.55 -13.41% 4/30/2004 1624.511 -1.57% 5/31/2004 2.75 -22.54% 5/31/2004 1646.804 1.37% 6/30/2004 3.55 29.09% 6/30/2004 1678.826 1.94%

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On September 9, 2004, there were 1,496,800 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

	Class C Common
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

Class A Common Stock (Nonvoting Stock)

On September 9, 2004, there were 5,976,465 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

	Class A Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Royce & Associates, LLC. – New York, New York (1)	874,255 (1)	14.63%

(1)	Information is from Schedule 13G for period ending December 31, 2003, filed with the SEC February 9, 2004.

Security Ownership of Management

The following table sets forth, as of September 9, 2004, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
	Common Stock		Common Stock
	Number		Number
	of		of
Beneficial Owner	Shares	%	Shares		%
Frank E. Holmes, CEO, Director	1,392,211 (1)	93.01%	290,013	(2)	4.85%
Thomas F. Lydon, Jr., Director	—	—	10,000	(3)	0.17%
Susan B. McGee, President, General Counsel	—	—	65,872	(3)	1.10%
Tracy C. Peterson, CFO(4)	—	—	13,276	(3)	0.22%
Jerold H. Rubinstein, Director	—	—	10,000	(3)	0.17%
Roy D. Terracina, Director	—	—	50,100	(3)	0.84%
All directors and executive officers as a group (six persons)	1,392,211	93.01%	439,261		7.35%

(1)	Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a period of ten years and will be fully vested on June 30, 2008; 102,280 shares owned by F. E. Holmes Organization Inc.; 285,000 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.

(2)	Includes options to obtain 1,000 shares of class A common stock; 100,000 shares of class A common stock held by F.E. Holmes Organization, Inc., a corporation wholly owned by Mr. Holmes; 106,696 shares owned directly by Mr. Holmes, 81,017 shares owned by Mr. Holmes in retirement accounts, and 1,300 shares of class A common stock owned separately by Mr. Holmes’ wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of class A common stock.

(3)	Includes shares of class A common stock underlying presently exercisable options held directly by each individual as follows: Mr. Lydon – 10,000 shares; Ms. McGee – 51,500 shares; Mr. Peterson – 5,000 shares; Mr. Rubinstein – 10,000 shares; and Mr. Terracina – 50,000 shares.

(4)	Mr. Peterson terminated his employment effective July 14, 2004.

Equity Compensation Plan Information

			Number of
			securities
			remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1985 Stock Option Plan (1)	1,500	$2.63	0
1989 Stock Option Plan (2)	48,500	$2.11	348,500
1997 Non-Qualified Stock Option Plan(3)	101,000	$1.85	90,500
Employee Stock Purchase Plan (4)	N/A	N/A	46,820
Option Agreement(5)	20,000	$4.35	N/A
Total	171,000		485,820

(1)	No options may be granted under this plan after December 31, 1994.

(2)	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

(3)	Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

(4)	The Company has adopted a stock purchase plan to provide eligible employees of the Company an opportunity to purchase common stock of the Company. There are 75,000 authorized shares of treasury stock reserved for issuance under the plan. The Company contributes on behalf of each participant an amount equal to lesser of (i) the aggregate amount of the participant’s payroll deductions for the purchase period, or (ii) 3% of the participant’s base compensation during the purchase period.

(5)	An option to purchase 20,000 shares of class A common stock at an exercise price of $4.35 per share was issued to Epoch Financial Group, Inc. in exchange for certain investor relations services. The term of the option period expires on May 15, 2005.

Item 13. Certain Relationships and Related Transactions

U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 16 to the Consolidated Financial Statements and filed as a part of this report.

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2004, rendered by BDO Seidman, LLP and for the fiscal year ended June 30, 2003, rendered by Ernst & Young LLP.

	Fiscal year ended June 30,
	2004	2003
Audit fees (1)	$90,000	$79,500
Audit-related fees(2)	6,900	—
Tax fees (3)	14,000	16,000
All other fees	—	—

Total fees	$110,900	$95,500

(1)	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements. These fees also include professional services rendered in assistance with the Company’s compliance with Sarbanes-Oxley requirements.

(3)	Tax fees include the review of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.

Audit Committee Pre-Approval Policies

The Audit Committee has established pre-approval policies pursuant to which all audit and auditor- provided non-audit engagement fees and terms must be approved. Pre-approval is generally provided for up to six months and is detailed as to the particular service or category of services. The Audit Committee is also responsible for considering, to the extent applicable, whether the independent auditors’ provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors.

All services provided by BDO Seidman, LLP in the fiscal year ended June 30, 2004, were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements

The Consolidated Financial Statements including:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of June 30, 2004 and 2003

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three years ended June 30, 2004

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2004

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2004

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

3.1	Third Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession Number 0000754811-96-000025).

3.2	By-Laws of Company, incorporated by reference to Exhibit D of the Company’s Registration Statement No. 33-33012 filed on Form S-8 with the Commission on January 30, 1990, as amended (EDGAR Accession Number 0000754811-00-000017).

10.1	Advisory Agreement dated October 27, 1989, by and between Company and United Services Funds, incorporated by reference to Exhibit (4)(b) of the Company’s Form 10-K for fiscal year ended June 30, 1990 (EDGAR Accession No. 0000101507-99-000019).

10.2	Advisory Agreement dated September 21, 1994, by and between Company and Accolade Funds, incorporated by reference to Exhibit 10.2 of Company’s Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

10.3	Sub-Advisory Agreement dated September 21, 1994, by and between Company, Accolade Funds/Bonnel Growth Fund and Bonnel, Inc., incorporated by reference to Exhibit 10.3 of Company’s Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

10.4	Sub-Advisory Agreement dated November 15, 1996, by and between Company, U.S. Global Accolade Funds/MegaTrends Fund, and Money Growth Institute, Inc., incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-1A dated June 21, 1996 (EDGAR Accession No. 0000902042-96-000046).

10.5	Sub-Advisory Agreement dated January 25, 2002, by and between Company, U.S. Global Accolade Funds/ Eastern European Fund, and Charlemagne Capital Limited, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2002 (EDGAR Accession No. 07777811-02-000019).

10.6	Transfer Agency Agreement dated December 15, 2000, by and between United Shareholder Services, Inc. and U.S. Global Accolade Funds incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.7	Transfer Agency Agreement dated February 21, 2001, by and between United Shareholder Services, Inc. and U.S. Global Investors Funds, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.8	Loan Agreement between Company and Bank One NA, dated February 1, 2001, for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.9	Amendment No. 1, dated July 1, 2001, to loan agreement between Company and Bank One NA for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2003 (EDGAR Accession No. 0000754811-03-000018).

10.10	Amendment No. 2, dated February 1, 2003, to loan agreement between Company and Bank One NA for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2003 (EDGAR Accession No. 0000754811-03-000018).

10.11	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.12	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.13	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.14	Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registration Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

10.15	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.16	Appendix A to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.17	Amendment dated February 21, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.18	Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-1A dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

10.19	Amendment dated May 14, 1999, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-1A dated February 29, 1999 (EDGAR Accession No. 0000902042-99-000004).

10.20	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.21	Appendix A to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.22	Amendment dated February 16, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.23	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.24	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, included herein.

21	List of Subsidiaries of the Company, included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K

(i)	On November 10, 2003, the Company filed a Current Report on Form 8-K dated November 10, 2003, reporting Item 4 (Changes in Registrant’s Certifying Accountant) announcing the approval by the board of directors and the audit committee of BDO Seidman LLP as the Company’s independent accountants.

(ii)	On December 3, 2003, the Company filed a Current Report on Form 8-K dated December 3, 2003, reporting Item 12 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended September 30, 2003.

(iii)	On February 13, 2004, the Company filed a Current Report on Form 8-K dated February 13, 2004, reporting Item 12 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended December 31, 2003.

(iv)	On May 17, 2004, the Company filed a Current Report on Form 8-K dated May 17, 2004, reporting Item 12 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

Date: September 27, 2004	By: /s/ Frank Holmes

Frank E. Holmes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Frank Holmes

Frank E. Holmes	Chairman of the Board of Directors	September 27, 2004
Chief Executive Officer
Chief Investment Officer

* /s/ Thomas F. Lydon, Jr.

Thomas F. Lydon, Jr.	Director	September 27, 2004

* /s/ Jerold H. Rubinstein

Jerold H. Rubinstein	Director	September 27, 2004

* /s/ Roy D. Terracina

Roy D. Terracina	Director	September 27, 2004

/s/ Catherine A. Rademacher		September 27, 2004

Catherine A. Rademacher	Chief Financial Officer

*BY: /s/ Susan B. McGee

Susan B. McGee		September 27, 2004
Attorney-in-Fact under Power
of Attorney dated
September 26, 2001