Form 10-Q
period 2004-09-30
U S GLOBAL INVESTORS INC
filed 2004-11-15
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-1598370 (IRS Employer Identification Number)

7900 Callaghan Road San Antonio, Texas (Address of Principal Executive Offices)	78229-1234 (Zip Code)

(210) 308-1234

(Registrant’s Telephone Number, Including Area Code)

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

On November 4, 2004, there were 6,311,974 shares of Registrant’s class A nonvoting common stock issued and 5,980,875 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 1 OF 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	SEPTEMBER 30, 2004	JUNE 30, 2004
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$3,231,932	$2,831,676
Due from brokers	21	21
Trading securities, at fair value	1,636,429	1,672,354
Receivables
Mutual funds	1,466,231	1,454,872
Other advisory clients	3,631	—
Employees	3,661	—
Other	23,759	23,227
Prepaid expenses	257,742	307,390
Deferred tax asset	63,795	29,283

Total Current Assets	6,687,201	6,318,823

Net Property and Equipment	1,786,988	1,811,488

Other Assets
Long-term deferred tax asset	74,210	193,543
Investment securities available-for-sale, at fair value	1,358,323	1,212,742

Total Other Assets	1,432,533	1,406,285

Total Assets	$9,906,722	$9,356,596

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 2 OF 18

Liabilities and Shareholders’ Equity

	SEPTEMBER 30, 2004	JUNE 30, 2004
	(UNAUDITED)
Current Liabilities
Accounts payable	$67,714	$99,526
Accrued compensation and related costs	320,653	408,681
Other accrued expenses	619,689	543,043

Total Current Liabilities	1,008,056	1,051,250

Total Non-Current Liabilities	—	—

Total Liabilities	1,008,056	1,051,250

Shareholders’ Equity
Common stock (Class A) — $.05 par value; nonvoting; authorized, 7,000,000 shares; issued, 6,311,974 shares	315,599	315,599
Common stock (Class B) — $.05 par value; nonvoting; authorized, 2,250,000 shares; no shares issued	—	—
Common stock (Class C) — $.05 par value; voting; authorized, 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in-capital	11,116,677	11,110,053
Deferred compensation	(200,000)	(200,000)
Treasury stock, class A shares at cost; 335,509 and 339,498 shares at September 30, 2004, and June 30, 2004, respectively	(658,365)	(665,901)
Accumulated other comprehensive income, net of tax	691,772	533,074
Accumulated deficit	(2,441,857)	(2,682,319)

Total Shareholders’ Equity	8,898,666	8,485,346

Total Liabilities and Shareholders’ Equity	$9,906,722	$9,356,596

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 3 OF 18

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Revenues
Investment advisory fees	$2,358,049	$1,625,228
Transfer agent fees	695,105	572,474
Investment income (loss)	(122,572)	388,233
Other	31,067	42,954

	2,961,649	2,628,889

Expenses
Employee compensation and benefits	1,244,226	1,055,184
General and administrative	966,762	618,487
Subadvisory fees	305,006	157,485
Advertising	87,339	65,386
Depreciation	27,246	26,490
Interest	—	22,749

	2,630,579	1,945,781

Income Before Income Taxes	331,070	683,108

Provision for Federal Income Taxes
Tax (Benefit) Expense	90,608	(4,403)

Net Income	$240,462	$687,511

Other comprehensive income, net of tax Unrealized gains on available-for-sale securities	158,698	21,757

Comprehensive Income	$399,160	$709,268

Basic and Diluted Net Income per Share	$0.03	$0.09

Basic weighted average number of common shares outstanding	7,473,222	7,465,593
Diluted weighted average number of common shares outstanding	7,530,663	7,499,753

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 4 OF 18

Consolidated Statements of Cash Flows (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$240,462	$687,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,246	26,490
Net recognized (gain) loss on securities	94,870	(9,726)
Provision for deferred taxes	3,067	(4,403)
Provision for losses on accounts receivable	—	(39,187)
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	(19,182)	273,275
Prepaid expenses and other	49,648	43,283
Trading securities	35,925	(637,777)
Accounts payable and accrued expenses	(43,194)	60,592

Total adjustments	148,380	(287,453)

Net Cash Provided by Operating Activities	388,842	400,058

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,746)	(95,690)
Purchase of available-for-sale securities	—	(44,543)
Proceeds on sale of available-for-sale securities	—	78,072

Net Cash Used in Investing Activities	(2,746)	(62,161)

Cash Flow from Financing Activities:
Payments on annuity	—	(2,548)
Payments on note payable	—	(16,711)
Proceeds from issuance or exercise of stock, warrants, and options	14,160	25,360
Purchase of treasury stock	—	(739)

Net Cash Provided by Financing Activities	14,160	5,362

Net Increase in Cash and Cash Equivalents	400,256	343,259
Beginning Cash and Cash Equivalents	2,831,676	1,162,243

Ending Cash and Cash Equivalents	$3,231,932	$1,505,502

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 5 OF 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

The Consolidated Financial Statements have been prepared by U.S. Global Investors, Inc. (the Company or U.S. Global) pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended June 30, 2004.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), and U.S. Global Brokerage, Inc. (USGB).

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire year.

Note 2. Investments

The cost of investments classified as trading at September 30, 2004, and June 30, 2004, was $1,856,916 and $1,857,171, respectively. The market value of investments classified as trading at September 30, 2004, and June 30, 2004, was $1,636,429 and $1,672,354 respectively. The change in net unrealized holding losses on trading securities held at September 30, 2004, and 2003, which has been included in income for the quarter, was $(35,670) and $374,007, respectively. Sales of trading securities generated realized losses of $0 and $8,720 for quarter ended September 30, 2004, and 2003, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable, was $310,185 and $405,055 at September 30, 2004, and June 30, 2004, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair market value at September 30, 2004, and June 30, 2004, of $1,358,323 and $1,212,742, respectively, with $691,772 and $533,074, respectively, net of tax, in unrealized gains being recorded as a separate component of shareholders’ equity. Sales of available-for-sale securities generated realized gains of $0 and $32,672 for the quarter ended September 30, 2004, and 2003, respectively. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The company recorded other than temporary declines of $94,870 and $14,226 for the quarter ended September 30, 2004, and 2003, respectively.

Note 3. Investment Management, Transfer Agent and Other Fees

The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. Two funds within USGAF are sub-advised by outside third-party managers, who are in turn paid out of the investment advisory fees received by the Company. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF, and the Company also receives certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company’s primary revenue source.

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2005, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the quarter ended September 30, 2004, and 2003, were $353,432 and $390,438, respectively.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 6 OF 18

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2005 and May 2005, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company has a fee arrangement for these services whereby it receives a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the period. The Company has recorded subadvisory revenues of $3,631 from this fee arrangement for the quarter ended September 30, 2004.

The Company also provided investment management services for a separate advisory client through March 2004. The Company had a fee arrangement whereby it received an annual administrative fee plus a percentage of any gains from the sale of the securities in the client account, payable at the settlement of the sales. The Company had recorded $291,882 in revenue from this fee arrangement for the quarter ended September 30, 2003.

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as gains on marketable securities transactions for the Company’s proprietary account.

Note 4. Borrowings

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of September 30, 2004, this credit facility remained unutilized by the Company.

Note 5. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). In accordance with APB 25, no compensation expense is recognized for stock options where the exercise price equals or exceeds the underlying stock price on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Net Income, as reported	$240,462	$687,511
Add: Stock-based employee compensation expense included in reported net income, net of tax	8,250	8,250
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(9,162)	(9,322)

Pro forma net income	$239,550	$686,439

Earnings per share:
Basic and Diluted – as reported	$0.03	$0.09
Basic and Diluted – pro forma	$0.03	$0.09

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. No options were granted during the quarters ended September 30, 2004, and September 30, 2003, respectively.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 7 OF 18

Note 6. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Basic and diluted net income	$240,462	$687,511
Weighted average number of outstanding shares
Basic	7,473,222	7,465,593
Effect of dilutive securities
Employee stock options	57,441	34,160

Diluted	7,530,663	7,499,753

Earnings per share
Basic	$0.03	$0.09
Diluted	$0.03	$0.09

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended September 30, 2004, and September 30, 2003, options for 20,000 and 16,000 shares, respectively, were excluded from diluted EPS.

Note 7. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2004, the Company has charitable contribution carryovers of approximately $10,000 expiring in 2010, and alternative minimum tax (AMT) credits of approximately $67,000 with indefinite expirations. The current deferred tax asset primarily consists of unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of the $67,000 of AMT credits mentioned above. The change in the net deferred tax asset from June 30, 2004 to September 30, 2004 was primarily attributable to partial utilization of the AMT credit.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $4,000 and $34,000 at September 30, 2004, and June 30, 2004, respectively, providing for the utilization of investment tax credits.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 8 OF 18

Note 8. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to its mutual funds and private client, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended September 30, 2004
Revenues	$3,094,207	$(132,558)	$2,961,649

Income (loss) before income taxes	$463,628	$(132,558)	$331,070

Depreciation	$27,246	$—	$27,246

Interest expense	$—	$—	$—

Capital expenditures	$2,746	$—	$2,746

Gross identifiable assets at September 30, 2004	$6,756,594	$3,012,123	$9,768,717
Deferred tax asset			138,005

Consolidated total assets at September 30, 2004			$9,906,722

Three months ended September 30, 2003
Revenues	$2,243,701	$385,188	$2,628,889

Income before income taxes	$297,920	$385,188	$683,108

Depreciation	$26,490	$—	$26,490

Interest expense	$22,749	$—	$22,749

Capital expenditures	$95,690	$—	$95,690

Note 9. Contingencies

During fiscal 2001, the Company was named as one of several defendants in a civil lawsuit filed in New York. In June 2003, this lawsuit was dismissed. However, in July 2003, the plaintiff filed an appeal. In November 2003, the Company’s insurance carrier authorized a settlement offer, which was accepted in August 2004. This settlement was paid by the carrier; therefore, it had no impact on the Company’s earnings.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 9 OF 18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the quarter ended September 30, 2004, mutual fund assets under management averaged $1.35 billion versus $1.07 billion for the same period ended September 30, 2003. This increase was primarily due to significant increase in the Company’s gold, natural resource, and foreign equity funds.

The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company has a fee arrangement for these services whereby it receives a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the period. The Company has recorded subadvisory revenues of $3,631 from this fee arrangement for the quarter ended September 30, 2004.

The Company also provided investment management services for a separate advisory client through March 2004. The Company had a fee arrangement whereby it received an annual administrative fee plus a percentage of any gains from the sale of the securities in the client account, payable at the settlement of the sales. The Company had recorded $291,882 in revenue from this fee arrangement for the quarter ended September 30, 2003.

Investment Activities

Management believes it can more effectively manage the Company’s cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel review and monitor these activities, and various reports are provided to investment advisory clients.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 10 OF 18

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

This source of revenue does not remain at a consistent level and is dependent on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions.

As of September 30, 2004, the Company held approximately $3.0 million in investment securities. The value of these investments is approximately 30 percent of total assets at period end. For the quarter ended September 30, 2004, and 2003, respectively, sales of available-for-sale securities generated realized gains of $0 and $32,672. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The company recorded other than temporary declines of $94,870 and $14,226 for the quarter ended September 30, 2004, and 2003, respectively.

RESULTS OF OPERATIONS – QUARTER ENDED SEPTEMBER 30, 2004 AND 2003

The Company posted net after-tax income of $240,462 ($0.03 income per share) for the quarter ended September 30, 2004, compared with a net after-tax income $687,511 ($0.09 income per share) for the quarter ended September 30, 2003.

Revenues

Total consolidated revenues for the quarter ended September 30, 2004, increased $333,000, or 13 percent, compared with the quarter ended September 30, 2003. This increase was primarily attributable to increased mutual fund investment advisory fees of $1,021,000, or 77%, as a result of increased assets under management. The Company also had a corresponding increase in transfer agent fees of $123,000, or 21%. Offsetting these favorable trends were a decrease of $511,000, or 132%, in investment income due to a reduction in the unrealized gains on trading securities for the quarter ending September 30, 2004, and a decrease in separate account advisory fees of $288,000, or 99%, due to termination of a prior advisory agreement in March 2004.

Expenses

Total consolidated expenses for the quarter ended September 30, 2004, increased $685,000, or 35 percent, compared with the quarter ended September 30, 2003. This increase was primarily attributable to increased omnibus fees of $215,000, or 491%, increased performance-driven compensation expense of $189,000, or 18%, additional subadvisory fees of $148,000, or 94%, associated mainly with asset growth in the Eastern European Fund, increased miscellaneous general and administrative expenses of $73,000, or 45%, (primarily insurance and the reversal of an allowance for doubtful accounts) and increased sales and marketing expenses of $54,000, or 51%.

Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held through their platforms. Accordingly, net platform distribution fees have increased as assets have grown through these platforms.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at September 30, 2004, the Company has charitable contribution carryovers of approximately $10,000 expiring in 2010, and alternative minimum tax (AMT) credits of approximately $67,000 with indefinite expirations. The current deferred tax asset primarily consists

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 11 OF 18

of unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of the $67,000 of AMT credits mentioned above.

The change in the net deferred tax asset from June 30, 2004 to September 30, 2004 was primarily attributable to partial utilization of the AMT credit.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $4,000 and $34,000 at September 30, 2004, and June 30, 2004, respectively, providing for the utilization of investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had net working capital (current assets minus current liabilities) of approximately $5.7 million and a current ratio (current assets divided by current liabilities) of 6.6 to 1. With approximately $3.2 million in cash and cash equivalents and approximately $3.0 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $8.9 million, with cash, cash equivalents, and marketable securities comprising 62.9% of total assets.

The Company paid the mortgage on its corporate headquarters in full in fiscal 2004. Thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.

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

CRITICAL ACCOUNTING POLICIES

In addition to the critical accounting policies included in the Annual Report on Form 10-K, the following policy has arisen because of a new contract in fiscal 2005. For further discussions of other significant accounting policies that we follow, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2004.

Revenue Recognition on Subadvisory Contract. The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company has a fee arrangement for these services whereby it receives a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the period. The Company has recorded subadvisory revenues of $3,631 from this fee arrangement for the quarter ended September 30, 2004. Since the performance fee is paid annually, the fees will fluctuate on an annual basis based on the net asset value of the fund. The final calculation of the performance fees will be made at December 31, 2004, and each year thereafter while the agreement is in place, at which time the fees will be paid to the Company and recognized.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 12 OF 18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below summarizes the Company’s equity price risks as of September 30, 2004, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity, Net
	September 30, 2004	Change	Change	of Tax
Trading Securities	$1,636,429	25% increase	$2,045,536	$270,011
		25% decrease	$1,227,322	$(270,011)
Available-for-Sale	$1,358,323	25% increase	$1,697,904	$224,123
		25% decrease	$1,018,742	$(224,123)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 13 OF 18

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

2. Reports on Form 8-K

Current Report on Form 8-K filed September 27, 2004, filing of Press Release Reporting Earnings and Other Financial Results for the year ended June 30, 2004.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2004, QUARTERLY REPORT ON FORM 10-Q	PAGE 14 OF 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: November 15, 2004	BY:	/s/ Frank E. Holmes
Frank E. Holmes Chief Executive Officer

DATED: November 15, 2004	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher Chief Financial Officer