Form 10-Q
period 2004-12-31
U S GLOBAL INVESTORS INC
filed 2005-02-14
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________to _________

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

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

On January 27, 2005 there were 6,316,474 shares of Registrant’s class A nonvoting common stock issued and 5,988,273 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 1 of 21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

Assets

	DECEMBER 31, 2004	JUNE 30, 2004
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$3,172,289	$2,831,676
Due from brokers	21	21
Trading securities, at fair value	1,717,390	1,672,354
Receivables
Mutual funds	1,770,968	1,454,872
Other advisory clients	46,119	—
Employees	538	—
Other	19,328	23,227
Prepaid expenses	564,172	307,390
Deferred tax asset	—	29,283

Total Current Assets	7,290,825	6,318,823

Net Property and Equipment	1,762,858	1,811,488

Other Assets
Long-term deferred tax asset	65,664	193,543
Investment securities available-for-sale, at fair value	1,260,778	1,212,742

Total Other Assets	1,326,442	1,406,285

Total Assets	$10,380,125	$9,536,596

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 2 of 21

Liabilities and Shareholders’ Equity

	DECEMBER 31, 2004	JUNE 30, 2004
	(UNAUDITED)
Current Liabilities
Accounts payable	$128,456	$99,526
Accrued compensation and related costs	409,902	408,681
Deferred tax liability	49,134	—
Other accrued expenses	526,430	543,043

Total Current Liabilities	1,113,922	1,051,250

Total Non-Current Liabilities	—	—

Total Liabilities	1,113,922	1,051,250

Shareholders’ Equity
Common stock (Class A) - $.05 par value; nonvoting; authorized, 7,000,000 shares; issued, 6,316,474 shares	315,824	315,599
Common stock (Class B) - $.05 par value; nonvoting; authorized, 2,250,000 shares; no shares issued	—	—
Common stock (Class C) - $.05 par value; voting; authorized, 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in-capital	11,137,385	11,110,053
Deferred compensation	(200,000)	(200,000)
Treasury stock, class A shares at cost; 332,386 and 339,498 shares at December 31, 2004, and June 30, 2004, respectively	(654,567)	(665,901)
Accumulated other comprehensive income, net of tax	627,391	533,074
Accumulated deficit	(2,034,670)	(2,682,319)

Total Shareholders’ Equity	9,266,203	8,485,346

Total Liabilities and Shareholders’ Equity	$10,380,125	$9,536,596

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 3 of 21

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues
Investment advisory fees	$5,596,539	$3,917,829	$3,238,490	$2,292,601
Transfer agent fees	1,461,613	1,238,679	766,508	666,205
Investment income (loss)	(65,993)	1,711,684	56,579	1,323,451
Other	75,388	97,874	44,321	54,920

	7,067,547	6,966,066	4,105,898	4,337,177
Expenses
Employee compensation and benefits	2,843,117	2,387,499	1,598,891	1,332,315
General and administrative	1,585,345	1,193,966	877,555	613,273
Subadvisory fees	843,820	360,752	538,814	203,267
Omnibus fees	618,670	272,513	359,699	228,671
Advertising	180,740	146,679	93,401	87,339
Depreciation	54,367	53,845	27,121	27,355
Interest	—	44,327	—	21,578

	6,126,059	4,459,581	3,495,481	2,513,798

Income Before Income Taxes	941,488	2,506,485	610,417	1,823,379

Provision for Federal Income Taxes
Tax Expense	293,838	570,481	203,230	574,884

Net Income	647,650	1,936,004	407,187	1,248,495

Other comprehensive income (loss), net of tax

Unrealized gains (losses) on available-for-sale securities	94,317	23,364	(64,381)	1,607

Comprehensive Income	$741,967	$1,959,368	$342,806	$1,250,102

Basic and Diluted Net Income per Share	$0.09	$0.26	$0.05	$0.17

Basic weighted average number of common shares outstanding	7,477,007	7,469,568	7,480,792	7,473,542

Diluted weighted average number of common shares outstanding	7,538,353	7,523,340	7,546,380	7,542,424

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 4 of 21

Consolidated Statements of Cash Flows (Unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$647,650	$1,936,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,367	53,845
Net recognized loss (gain) on securities	95,596	(116,497)
Gain on disposal of fixed assets	(297)	—
Provision for deferred taxes	157,707	570,481
Provision for losses on accounts receivable	—	(64,488)
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	(358,854)	(457,712)
Prepaid expenses and other	(256,782)	(59,834)
Trading securities	(45,762)	(1,820,656)
Accounts payable and accrued expenses	13,538	305,558

Net Cash Provided by Operating Activities	307,163	346,701

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,440)	(102,117)
Purchase of available-for-sale securities	—	(200,520)
Proceeds on sale of available-for-sale securities	—	308,414

Net Cash Provided by (Used in) Investing Activities	(5,440)	5,777

Cash Flow from Financing Activities:
Payments on annuity	—	(5,141)
Payments on note payable	—	(33,530)
Proceeds from issuance or exercise of stock, warrants, and options	43,423	38,822
Purchase of treasury stock	(4,533)	(49,016)

Net Cash Provided by (Used in) Financing Activities	38,890	(48,865)

Net Increase in Cash and Cash Equivalents	340,613	303,613

Beginning Cash and Cash Equivalents	2,831,676	1,162,243

Ending Cash and Cash Equivalents	$3,172,289	$1,465,856

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 5 of 21

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six-month and three-month period ended December 31, 2004, are not necessarily indicative of the results to be expected for the entire year.

Note 2. Investments

The cost of investments classified as trading at December 31, 2004, and June 30, 2004, was $1,897,518 and $1,857,171, respectively. The market value of investments classified as trading at December 31, 2004, and June 30, 2004, was $1,717,390 and $1,672,354, respectively. The change in net unrealized holding gains and losses on trading securities held at December 31, 2004, and 2003, which has been included in income for the six-month period, was $4,689 and $1,582,294, respectively. Sales of trading securities generated realized losses of $726 and $11,012 for the six-month period ended December 31, 2004, and 2003, respectively.

The cost of investments in securities classified as available-for-sale, which may not be readily marketable, was $310,185 and $405,055 at December 31, 2004, and June 30, 2004, respectively. These investments are reflected as non-current assets on the consolidated balance sheet at their fair market value at December 31, 2004, and June 30, 2004, of $1,260,778 and $1,212,742, respectively, with $627,391 and $533,074, respectively, net of tax, in unrealized gains being recorded as a separate component of shareholders’ equity. Sales of available-for-sale securities generated realized gains of $0 and $158,388 for the six-month period ended December 31, 2004, and 2003, respectively.

For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $94,870 and $30,879 for the six-month period ended December 31, 2004, and 2003, respectively.

Note 3. Investment Management, Transfer Agent and Other Fees

The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. Two funds within USGAF are sub-advised by outside third-party managers, who are in turn compensated out of the investment advisory fees received by the Company. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF, and the Company also receives certain miscellaneous fees directly from USGIF and USGAF shareholders. Fees for providing services to USGIF and USGAF continue to be the Company’s primary revenue source.

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds through June 30, 2005, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the six-month period ended December 31, 2004, and 2003, were $706,442 and $753,744, respectively.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 6 of 21

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2006 and May 2005, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company has a fee arrangement for these services whereby it receives a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the period. The Company has recorded $17,362 and $13,731 in subadvisory revenues and $40,235 in performance fee revenues from this fee arrangement for the six months and three months, respectively, ended December 31, 2004.

The Company also provided investment management services for a separate advisory client through March 2004. The Company had a fee arrangement whereby it received an annual administrative fee plus a percentage of any gains from the sale of the securities in the client account, payable at the settlement of the sales. The Company recorded $577,528 and $285,646 in revenue from this fee arrangement for the six months and three months, respectively, ended December 31, 2003.

The Company receives additional revenue from several sources including custodian fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.

Note 4. Borrowings

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of December 31, 2004, this credit facility remained unutilized by the Company.

Note 5. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In accordance with APB 25, no compensation expense is recognized for stock options where the exercise price equals or exceeds the underlying stock price on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 7 of 21

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123:

	SIX MONTHS ENDED DECEMBER 31,
	2004	2003
Net Income, as reported	$647,650	$1,936,004
Add: Stock-based employee compensation expense included in reported net income, net of tax	16,500	16,500
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(18,323)	(18,645)

Pro forma net income	$645,827	$1,933,859

Earnings per share:
Basic and Diluted – as reported	$0.09	$0.26
Basic and Diluted – pro forma	$0.09	$0.26

	THREE MONTHS ENDED DECEMBER 31,
	2004	2003
Net Income, as reported	$407,187	$1,248,493
Add: Stock-based employee compensation expense included in reported net income, net of tax	8,250	8,250
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(9,162)	(9,322)

Pro forma net income	$406,275	$1,247,421

Earnings per share:
Basic and Diluted – as reported	$0.05	$0.17
Basic and Diluted – pro forma	$0.05	$0.17

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. A total of 20,000 options were granted to officers during the six months ended December 31, 2004, and no options were granted during the six months ended December 31, 2003. A total of 4,500 and no options were exercised during the six months ended December 31, 2004 and December 31, 2003, respectively.

Note 6. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	SIX MONTHS ENDED DECEMBER 31,
	2004	2003
Basic and diluted net income	$647,650	$1,936,004

Weighted average number of outstanding shares
Basic	7,477,007	7,469,568

Effect of dilutive securities
Employee stock options	61,346	53,772

Diluted	7,538,353	7,523,340

Earnings per share
Basic	$0.09	$0.26
Diluted	$0.09	$0.26

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 8 of 21

	THREE MONTHS ENDED DECEMBER 31,
	2004	2003
Basic and diluted net income	$407,187	$1,248,493

Weighted average number of outstanding shares
Basic	7,480,792	7,473,542

Effect of dilutive securities
Employee stock options	65,588	68,882

Diluted	7,546,380	7,542,424

Earnings per share
Basic	$0.05	$0.17
Diluted	$0.05	$0.17

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the six-months ended December 31, 2004, and December 31, 2003, options for 40,000 and 11,000 shares, respectively, were excluded from diluted EPS. For the three-month period ended December 31, 2004, and December 31, 2003, options for 20,000 and 1,000 shares, respectively, were excluded from diluted EPS.

Note 7. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at December 31, 2004, the Company has alternative minimum tax (AMT) credits of approximately $28,000 with indefinite expirations. The long-term deferred tax asset is composed primarily of the AMT credits mentioned above as well as unrealized losses on available-for-sale securities. The current deferred tax liability is composed primarily of temporary differences in the deductibility of prepaid expenses.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of approximately $4,000 and $34,000 at December 31, 2004, and June 30, 2004, respectively, providing for the utilization of investment tax credits.

Note 8. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to its mutual funds and private client, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 9 of 21

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Six months ended December 31, 2004
Revenues	$7,158,404	$(90,857)	$7,067,547

Income before income taxes	$1,032,345	$(90,857)	$941,488

Depreciation	$54,367	$—	$54,367

Interest expense	$—	$—	$—

Capital expenditures	$5,440	$—	$5,440

Gross identifiable assets at December 31, 2004	$7,351,472	$3,012,123	$10,363,595
Deferred tax asset			16,530

Consolidated total assets at December 31, 2004			$10,380,125

Six months ended December 31, 2003
Revenues	$5,267,275	$1,698,791	$6,966,066

Income before income taxes	$808,798	$1,697,687	$2,506,485

Depreciation	$53,845	$—	$53,845

Interest expense	$44,327	$—	$44,327

Capital expenditures	$102,117	$—	$102,117

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended December 31, 2004
Revenues	$4,147,599	$(41,701)	$4,105,898

Income before income taxes	$652,118	$(41,701)	$610,417

Depreciation	$27,121	$—	$27,121

Interest expense	$—	$—	$—

Capital expenditures	$2,694	$—	$2,694

Three months ended December 31, 2003
Revenues	$3,023,574	$1,313,603	$4,337,177

Income before income taxes	$510,878	$1,312,499	$1,823,377

Depreciation	$27,355	$—	$27,355

Interest expense	$21,578	$—	$21,578

Capital expenditures	$6,427	$—	$6,427

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 10 of 21

Note 9. Contingencies

During fiscal 2001, the Company was named as one of several defendants in a civil lawsuit filed in New York. In June 2003, this lawsuit was dismissed, and in July 2003, the plaintiff filed an appeal. In November 2003, the Company’s insurance carrier authorized a settlement offer, which was accepted in August 2004. Executed settlement documents were received in November 2004. This settlement was paid by the carrier; therefore, it had no impact on the Company’s earnings.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 11 of 21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Global Investors, Inc. (the Company or U.S. Global) has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this quarterly report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company’s business, and (iv) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward- looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

BUSINESS SEGMENTS

The Company, with principal operations in San Antonio, Texas, manages two business segments: (1) the Company provides investment management services, and (2) the Company invests for its own account in an effort to add growth and value to its cash position.

The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). USGAF has plans to launch a new fund in February 2005 called the Global Emerging Markets Fund. This fund will be subadvised by Charlemagne Capital Ltd., who also subadvises the Eastern European Fund.

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

During the six-month period ended December 31, 2004, mutual fund assets under management averaged $1.51 billion versus $1.19 billion for the same period ended December 31, 2003. During the three-month period ended December 31, 2004, mutual fund assets under management averaged $1.67 billion versus $1.31 billion for the same period ended December 31, 2003. These favorable trends were primarily due to significant increases in the Company’s foreign equity, natural resource, and gold funds. The Company realized the benefit of net inflows into these funds as well as market appreciation. This favorable trend has been partially offset by a reduction in assets in the money market and bond funds as investors seek alternative investments with higher yields.

The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company has a fee arrangement for these services whereby it receives a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the period. The Company has recorded subadvisory revenues of $17,362 and $13,731and performance revenues of $40,235 from this fee arrangement for the six months and three months, respectively, ended December 31, 2004.

The Company also provided investment management services for a separate advisory client through March 2004. The Company had a fee arrangement whereby it received an annual administrative fee plus a percentage of any gains from the sale of the securities in the client account, payable at the settlement of the sales. The Company recorded $577,528 and $285,646 in revenue from this fee arrangement for the six months and three months, respectively, ended December 31, 2003.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 12 of 21

Investment Activities

Management believes it can more effectively manage the Company’s cash position by broadening the types of investments used in cash management, and continues to believe that such activities are in the best interest of the Company. Company compliance personnel review and monitor these activities, and various reports are provided to investment advisory clients.

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

As of December 31, 2004, the Company held approximately $3.0 million in investment securities. The value of these investments is approximately 29 percent of total assets.

For the six-month period ended December 31, 2004, the Company had net realized losses on trading securities of $726 compared with net realized losses of $11,017 for the six-month period ended December 31, 2003. The change in net unrealized holding gains and losses on trading securities held at December 31, 2004, and 2003, which has been included in income for the six-month period, was $4,689 and $1,582,294, respectively.

For the three-month period ended December 31, 2004, the Company had net realized losses on trading securities of $726 compared with net realized losses of $2,292 for the three-month period ended December 31, 2003. The change in net unrealized holding gains and losses on trading securities held at December 31, 2004, and 2003, which has been included in income for the three-month period, was ($32,998) and $1,208,286, respectively.

A significant portion of the unrealized gains and losses for the six-month and three-month periods ending December 31, 2004, is concentrated in a single issuer. The Company expects that gains and losses will continue to fluctuate in the future.

For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $94,870 and $30,879 for the six-month period ended December 31, 2004, and 2003, respectively. During the three-month period ended December 31, 2004, and 2003, the Company recorded other than temporary declines of $0 and $16,654, respectively.

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

The Company posted net after-tax income of $647,650 ($.09 income per share) for the six-month period ended December 31, 2004, compared with net after-tax income of $1,936,004 ($.26 income per share) for the six-month period ended December 31, 2003.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 13 of 21

Revenues

Total consolidated revenues for the six-month period ended December 31, 2004, increased $101,000 or 1 percent, compared with the six-month period ended December 31, 2003. This increase was largely attributable to an increase of $2.2 million in investment advisory fees as a result of increased assets under management. The Company also had an increase in transfer agent fees of $230,000 primarily as a result of growth in the number of fund shareholder accounts. Offsetting these favorable trends was a decrease in investment income of $1.8 million primarily due to a reduction in unrealized gains on trading securities. In addition, separate account advisory fees decreased by $520,000 due to the termination of a prior advisory agreement in March 2004.

Expenses

Total consolidated expenses for the six-month period ended December 31, 2004, increased $1.7 million, or 37 percent, compared with the six-month period ended December 31, 2003. Incentive bonuses associated with strong mutual fund performance, mutual fund asset growth and increased accounts have resulted in increased employee compensation expense of $456,000. Consistent with the growth in assets under management has been an increase in sub-advisory fees of $483,000, primarily resulting from an increase in assets in the Eastern European Fund. The mutual fund asset growth has been largely realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, net omnibus platform fee expenses have increased $346,000 during the period. General and administrative expenses increased $391,000 primarily as a result of increased consulting, insurance and audit fees.

RESULTS OF OPERATIONS – QUARTER ENDED DECEMBER 31, 2004 AND 2003

The Company posted net after-tax income of $407,187 ($.05 income per share) for the three-month period ended December 31, 2004, compared with net after-tax income of $1,248,495 ($.17 income per share) for the three-month period ended December 31, 2003.

Revenues

Total consolidated revenues for the quarter ended December 31, 2004, decreased $231,000 or 5 percent, compared with the quarter ended December 31, 2003. This decrease was largely attributable to a decrease in investment income of $1.3 million, primarily due to a reduction in unrealized trading gains on trading securities. In addition, separate account advisory fees decreased by $232,000 due to the termination of a prior advisory agreement in March 2004. Offsetting these decreases was an increase of $1.2 million in investment advisory fees as a result of increased assets under management. The Company also had an increase in transfer agent fees of $107,000 primarily as a result of growth in the number of shareholder accounts.

Expenses

Total consolidated expenses for the quarter ended December 31, 2004, increased $982,000, or 39 percent, compared with the quarter ended December 31, 2003. Incentive bonuses associated with strong mutual fund performance, mutual fund asset growth and increased accounts have resulted in increased employee compensation expense of $267,000. Consistent with the growth in assets under management has been an increase in sub-advisory fees of $336,000, primarily resulting from an increase in assets in the Eastern European Fund. The mutual fund asset growth has been largely realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, net omnibus platform fee expenses have increased $131,000 during the quarter. General and administrative expenses increased $264,000 primarily as a result of increased consulting, insurance and audit fees.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 14 of 21

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had net working capital (current assets minus current liabilities) of approximately $6.2 million and a current ratio (current assets divided by current liabilities) of 6.5 to 1. With approximately $3.2 million in cash and cash equivalents and approximately $3.0 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $9.3 million, with cash, cash equivalents, and marketable securities comprising 59.3% of total assets.

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

Revenue Recognition on Subadvisory Contract. The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company has a fee arrangement for these services whereby it receives a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the period. The Company has recorded $17,362 in subadvisory revenues and $40,235 in performance fee revenues from this fee arrangement for the six months ended December 31, 2004. Since the performance fee is paid annually, the fees will fluctuate on an annual basis based on the net asset value of the fund. The calculation of the performance fees will be made as of December 31 of each year while the agreement is in place, at which time the fees will be paid to the Company and recognized.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 15 of 21

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

The table below summarizes the Company’s equity price risks as of December 31, 2004, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity, Net
	December 31, 2004	Change	Change	of Tax
Trading Securities	$1,717,390	25% increase	$2,146,738	$283,369
		25% decrease	$1,288,043	$(283,369)
Available-for-Sale	$1,260,778	25% increase	$1,575,973	$208,028
		25% decrease	$945,584	$(208,028)

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 16 of 21

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

2. Reports on Form 8-K

Current Report on Form 8-K/A filed November 15, 2004, filing of Press Release Reporting Earnings and Other Financial Results for the first quarter ended September 30, 2004.

U.S. Global Investors, Inc.
December 31, 2004, Quarterly Report on Form 10-Q	Page 17 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: February 14, 2005	BY:	/s/ Frank E. Holmes

Frank E. Holmes
Chief Executive Officer

DATED: February 14, 2005	BY:	/s/ Catherine A. Rademacher

Catherine A. Rademacher
Chief Financial Officer