Form 10-Q
period 2005-03-31
U S GLOBAL INVESTORS INC
filed 2005-05-16
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-1598370 (IRS Employer Identification Number)

7900 Callaghan Road San Antonio, Texas (Address of Principal Executive Offices)	78229-1234 (Zip Code)

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

On April 21, 2005 there were 6,316,474 shares of Registrant’s class A nonvoting common stock issued and 5,990,779 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 1 of 23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

Assets

	MARCH 31, 2005	JUNE 30, 2004
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$3,233,831	$2,831,676
Due from brokers	19,316	21
Trading securities, at fair value	2,160,654	1,672,354
Receivables
Mutual funds net of allowance of $11,623 and $0 at March 31, 2005 and June 30, 2004, respectively	2,389,961	1,454,872
Other advisory clients	168,570	—
Other	16,014	23,227
Prepaid expenses	603,195	307,390
Deferred tax asset	—	29,283

Total Current Assets	8,591,541	6,318,823

Net Property and Equipment	1,743,360	1,811,488

Other Assets
Long-term deferred tax asset	96,548	193,543
Investment securities available-for-sale, at fair value	1,092,493	1,212,742

Total Other Assets	1,189,041	1,406,285

Total Assets	$11,523,942	$9,536,596

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 2 of 23

Liabilities and Shareholders’ Equity

	MARCH 31, 2005	JUNE 30, 2004
	(UNAUDITED)
Current Liabilities
Accounts payable	$144,710	$99,526
Accrued compensation and related costs	483,644	408,681
Deferred tax liability	42,482	—
Other accrued expenses	1,226,929	543,043

Total Current Liabilities	1,897,765	1,051,250

Total Liabilities	1,897,765	1,051,250

Shareholders’ Equity
Common stock (Class A) — $.05 par value; nonvoting; authorized, 7,000,000 shares; issued, 6,316,474 shares and 6,311,974 at March 31, 2005 and June 30, 2004, respectively	315,824	315,599
Common stock (Class B) — $.05 par value; nonvoting; authorized, 2,250,000 shares; no shares issued	—	—
Common stock (Class C) — $.05 par value; voting; authorized, 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in capital	11,146,633	11,110,053
Deferred compensation	(200,000)	(200,000)
Treasury stock, class A shares at cost; 328,601 and 339,498 shares at March 31, 2005, and June 30, 2004, respectively	(649,031)	(665,901)
Accumulated other comprehensive income, net of tax	523,670	533,074
Accumulated deficit	(1,585,759)	(2,682,319)

Total Shareholders’ Equity	9,626,177	8,485,346

Total Liabilities and Shareholders’ Equity	$11,523,942	$9,536,596

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 3 of 23

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues
Investment advisory fees	$9,755,081	$6,652,148	$4,159,173	$2,734,319
Transfer agent fees	2,295,751	1,893,370	834,429	654,691
Investment income (loss)	(212,457)	1,492,393	(146,464)	(219,291)
Other	113,951	145,132	38,561	47,258

	11,952,326	10,183,043	4,885,699	3,216,977

Expenses
Employee compensation and benefits	4,371,688	3,705,752	1,528,571	1,318,252
General and administrative	2,607,660	1,958,677	935,892	711,434
Subadvisory fees	1,746,504	649,809	902,685	289,057
Omnibus fees	1,186,046	604,535	567,377	332,022
Advertising	286,679	266,178	193,279	172,777
Depreciation	81,701	81,611	27,335	27,766
Interest	—	62,668	—	18,341

	10,280,278	7,329,230	4,155,139	2,869,649

Income Before Income Taxes	1,672,048	2,853,813	730,560	347,328

Provision for Federal Income Taxes
Tax Expense	575,488	677,912	281,649	107,431

Net Income	1,096,560	2,175,901	448,911	239,897

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	(9,404)	715,141	(103,722)	691,777

Comprehensive Income	$1,087,156	$2,891,042	$345,189	$931,674

Basic Net Income per Share	$0.15	$0.29	$0.06	$0.03

Diluted Net Income per Share	$0.15	$0.29	$0.06	$0.03

Basic weighted average number of common shares outstanding	7,478,538	7,469,213	7,481,600	7,468,496

Diluted weighted average number of common shares outstanding	7,553,416	7,534,856	7,577,374	7,551,696

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 4 of 23

Consolidated Statements of Cash Flows (Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,096,560	$2,175,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,701	81,611
Net recognized loss (gain) on securities	184,253	(113,092)
(Gain) loss on disposal of fixed assets	(297)	997
Provision for deferred taxes	173,605	638,000
Provision for losses on accounts receivable	(11,623)	(64,488)
Class A option issued to non-employee	—	17,600
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	(1,084,823)	247,473
Prepaid expenses and other	(315,100)	(90,874)
Trading securities	(566,553)	(1,600,828)
Accounts payable and accrued expenses	804,033	383,015

Net Cash Provided by Operating Activities	361,756	1,675,315

Cash Flows from Investing Activities:
Purchase of property and equipment	(13,276)	(121,818)
Purchase of available-for-sale securities	—	(200,520)
Proceeds on sale of available-for-sale securities	—	315,740

Net Cash Used in Investing Activities	(13,276)	(6,598)

Cash Flow from Financing Activities:
Payments on annuity	—	(7,779)
Payments on note payable	—	(545,400)
Proceeds from issuance or exercise of stock, warrants, and options	60,577	52,909
Purchase of treasury stock	(6,902)	(71,896)

Net Cash Provided by (Used in) Financing Activities	53,675	(572,166)

Net Increase in Cash and Cash Equivalents	402,155	1,096,551

Beginning Cash and Cash Equivalents	2,831,676	1,162,243

Ending Cash and Cash Equivalents	$3,233,831	$2,258,794

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 5 of 23

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month and three-month periods ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year.

Note 2. Investments

As of March 31, 2005, the Company held investments with a market value of $3.3 million and a cost basis of $2.7 million. The market value of these investments is approximately 28 percent of the Company’s total assets.

Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2005, and June 30, 2004.

				Unrealized
				holding gains on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of 34% tax

Trading[1]	$2,160,654	$2,420,700	$(260,046)
Available for sale[2]	1,092,493	299,055	793,438	$523,670

Total at March 31, 2005	$3,253,147	$2,719,755	$533,392

Trading[1]	1,672,354	1,857,171	(184,817)
Available for sale[2]	1,212,742	405,055	807,687	$533,074

Total at June 30, 2004	$2,885,096	$2,262,226	$622,870

[1]Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 6 of 23

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the nine months and three months ending March 31, 2005, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Nine months ended		Three months ended
Investment Income (Loss)	3/31/05	3/31/04	3/31/05	3/31/04

Realized gains (losses) on sales of available-for-sale securities	—	$154,982	—	—

Realized gains (losses) on sales of trading securities	(78,253)	(8,197)	(77,527)	(590)

Unrealized gains (losses) on trading securities	(75,230)	1,357,914	(79,920)	(224,381)

Other-than-temporary declines in available-for-sale securities	(106,000)	(30,879)	(11,130)	—

Dividend and interest income	47,026	18,573	22,113	5,680

Total Investment Income (Loss)	$(212,457)	$1,492,393	$(146,464)	$(219,291)

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

The Company has voluntarily waived or reduced its advisory fee and/or has agreed to pay expenses on several USGIF funds and one USGAF fund through June 30, 2005, and February 28, 2006, respectively, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the nine-month periods ended March 31, 2005, and March 31, 2004, were $1,090,000 and $1,110,000, respectively.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2006 and May 2006, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company had a fee arrangement for these services whereby it received a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the calendar year. During the

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 7 of 23

quarter ended March 31, 2005, the arrangement was changed such that performance fees would be paid quarterly rather than annually. The Company has recorded $32,000 and $15,000 in subadvisory revenues and $203,000 and $163,000 in performance fee revenues from this fee arrangement for the nine months and three months, respectively, ended March 31, 2005.

The Company also provided investment management services for a separate advisory client through March 2004. The Company had a fee arrangement whereby it received an annual administrative fee plus a percentage of any gains from the sale of the securities in the client account, payable at the settlement of the sales. The Company recorded $670,000 and $93,000 in revenue from this fee arrangement for the nine months and three months, respectively, ended March 31, 2004.

The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.

Note 4. Borrowings

The Company currently has no long-term liabilities. The Company is in the process of renewing a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of March 31, 2005, this credit facility remained unutilized by the Company.

Note 5. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In accordance with APB 25, no compensation expense is recognized for stock options where the exercise price equals or exceeds the underlying stock price on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”

SFAS 148 encourages entities to use a fair value method in accounting for employee stock-based compensation plans but allows entities to apply the intrinsic value method prescribed by APB 25. Entities that elect the intrinsic value-based method must disclose pro forma net income and earnings per share as if the fair value method had been applied for all awards in measuring compensation costs.

Had compensation cost of the Company’s stock-based compensation plans been determined in accordance with the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the nine month and three month periods ended March 31, 2005, and 2004 would have resulted in the following pro forma amounts:

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 8 of 23

	NINE MONTHS ENDED MARCH 31,
	2005	2004
Net Income, as reported	$1,096,560	$2,175,901
Add: Stock-based employee compensation expense included in reported net income, net of tax	24,750	24,750
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(27,485)	(27,967)

Pro forma net income	$1,093,825	$2,172,684

Earnings per share:
Basic and Diluted – as reported	$0.15	$0.29
Basic – pro forma	$0.15	$0.29
Diluted – pro forma	$0.14	$0.29

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net Income, as reported	$448,911	$239,897
Add: Stock-based employee compensation expense included in reported net income, net of tax	8,250	8,250
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(9,162)	(9,322)

Pro forma net income	$447,999	$238,825

Earnings per share:
Basic and diluted – as reported	$0.06	$0.03
Basic and diluted – pro forma	$0.06	$0.03

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. No options were granted to officers during the quarters ended March 31, 2005, and March 31, 2004, respectively. No options were exercised during the quarters ended March 31, 2005 and March 31, 2004, respectively.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 9 of 23

Note 6. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	NINE MONTHS ENDED MARCH 31,
	2005	2004
Basic and diluted net income	$1,096,560	$2,175,901

Weighted average number of outstanding shares
Basic	7,478,538	7,469,213

Effect of dilutive securities
Employee stock options	74,878	65,643

Diluted	7,553,416	7,534,856

Earnings per share
Basic	$0.15	$0.29
Diluted	$0.15	$0.29

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Basic and diluted net income	$448,911	$239,897

Weighted average number of outstanding shares
Basic	7,481,600	7,468,496

Effect of dilutive securities
Employee stock options	95,774	83,200

Diluted	7,577,374	7,551,696

Earnings per share
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the nine months ended March 31, 2005, and March 31, 2004, options for 20,000 and 1,000 shares, respectively, were excluded from diluted EPS. For the three-month periods ended March 31, 2005, and March 31, 2004, options for 0 and 1,000 shares, respectively, were excluded from diluted EPS.

Note 7. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities. The current deferred tax liability is composed primarily of temporary differences in the deductibility of prepaid expenses.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included a valuation allowance of $0 and $34,000 at March 31, 2005, and June 30, 2004, respectively, providing for the utilization of investment tax credits.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 10 of 23

Note 8. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to mutual funds, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Nine months ended March 31, 2005
Revenues	$12,210,817	$(258,491)	$11,952,326

Income before income taxes	$1,979,067	$(307,019)	$1,672,048

Depreciation	$81,701	$—	$81,701

Interest expense	$—	$—	$—

Capital expenditures	$13,276	$—	$13,276

Gross identifiable assets at March 31, 2005	$8,174,247	$3,253,147	$11,427,394
Deferred tax asset			96,548

Consolidated total assets at March 31, 2005			$11,523,942

Nine months ended March 31, 2004
Revenues	$8,709,223	$1,473,820	$10,183,043

Income before income taxes	$1,381,402	$1,472,411	$2,853,813

Depreciation	$81,611	$—	$81,611

Interest expense	$62,546	$122	$62,668

Capital expenditures	$121,818	$—	$121,818

Three months ended March 31, 2005
Revenues	$5,053,333	$(167,634)	$4,885,699

Income before income taxes	$895,908	$(216,162)	$679,746

Depreciation	$27,335	$—	$27,335

Interest expense	$—	$—	$—

Capital expenditures	$7,837	$—	$7,837

Three months ended March 31, 2004
Revenues	$3,441,948	$(224,971)	$3,216,977

Income before income taxes	$572,604	$(225,276)	$347,328

Depreciation	$27,766	$—	$27,766

Interest expense	$18,219	$122	$18,341

Capital expenditures	$19,701	$—	$19,701

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 11 of 23

Note 9. Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. No losses of this nature have been recorded in the financial statements included in this report.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 12 of 23

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

The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). USGAF launched a new fund in February 2005 called the Global Emerging Markets Fund. This fund is subadvised by Charlemagne Capital Ltd., which also subadvises the Eastern European Fund.

Although the Company generates the majority of its revenues from its operating segment, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company’s two business segments.

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

During the nine-month period ended March 31, 2005, mutual fund assets under management averaged $1.68 billion versus $1.31 billion for the same period ended March 31, 2004. During the three-month period ended March 31, 2005, mutual fund assets under management averaged $2.01 billion versus $1.54 billion for the same period ended March 31, 2004. These favorable trends were primarily due to significant increases in the Company’s foreign equity and natural resource funds. The Company realized the benefit of net inflows to these funds as well as market appreciation. This favorable trend has been partially offset by a reduction in assets in the money market and bond funds as investors seek alternative investments with higher yields.

The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company had a fee arrangement for these services whereby it received a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the calendar year. During the quarter ended March 31, 2005, the arrangement was changed such that performance fees would be paid quarterly rather than annually. The Company has recorded $32,000 and $15,000 in subadvisory revenues and $203,000 and $163,000 in performance fee revenues from this fee arrangement for the nine months and three months, respectively, ended March 31, 2005.

The Company also provided investment management services for a separate advisory client through March 2004. The Company had a fee arrangement whereby it received an annual administrative fee plus a percentage of any gains from the

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 13 of 23

sale of the securities in the client account, payable at the settlement of the sales. The Company recorded $670,000 and $93,000 in revenue from this fee arrangement for the nine months and three months, respectively, ended March 31, 2004.

Investment Activities

Management believes it can more effectively manage the Company’s cash position by broadening the types of investments used in cash management. Company compliance personnel review and monitor these activities, and various reports are provided to investment advisory clients.

As of March 31, 2005, the Company held investments with a market value of $3.3 million and a cost basis of $2.7 million. The market value of these investments is approximately 28 percent of the Company’s total assets.

Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2005, and June 30, 2004.

				Unrealized
				holding gains on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of 34% tax

Trading[1]	$2,160,654	$2,420,700	$(260,046)
Available for sale[2]	1,092,493	299,055	793,438	$523,670

Total at March 31, 2005	$3,253,147	$2,719,755	$533,392

Trading[1]	1,672,354	1,857,171	(184,817)
Available for sale[2]	1,212,742	405,055	807,687	$533,074

Total at June 30, 2004	$2,885,096	$2,262,226	$622,870

[1] Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2] Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 14 of 23

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the nine months and three months ending March 31, 2005, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2005 AND 2004

The Company posted net after-tax income of $1,096,560 ($.15 income per share) for the nine-month period ended March 31, 2005, compared with net after-tax income of $2,175,901 ($.29 income per share) for the nine-month period ended March 31, 2004.

Revenues

Total consolidated revenues for the nine-month period ended March 31, 2005, increased $1.8 million or 17 percent, compared with the nine-month period ended March 31, 2004. This increase was largely attributable to an increase of $3.5 million in investment advisory fees as a result of increased assets under management. The Company also had an increase in transfer agency fees of $417,000 primarily as a result of growth in the number of fund shareholder accounts. Offsetting these favorable trends was a decrease in investment income of $1.7 million primarily due to a reduction in unrealized gains on trading securities. In addition, separate account advisory fees decreased by $435,000 due to the termination of a prior advisory agreement in March 2004.

Expenses

Total consolidated expenses for the nine-month period ended March 31, 2005, increased $3.0 million, or 40 percent, compared with the nine-month period ended March 31, 2004. Consistent with the growth in assets under management has been an increase in sub-advisory fees of $1.1 million, primarily resulting from an increase in assets in the Eastern European Fund. The mutual fund asset growth has been largely realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, net omnibus platform fee expenses have increased $582,000 during the period. Incentive bonuses associated with strong mutual fund performance, mutual fund asset growth and increased accounts have resulted in increased employee compensation expense of $666,000. General and administrative expenses increased $649,000 primarily as a result of increased consulting, communication and investment research and marketing-related travel expenses.

RESULTS OF OPERATIONS – QUARTER ENDED MARCH 31, 2005 AND 2004

The Company posted net after-tax income of $448,911 ($.06 income per share) for the three-month period ended March 31, 2005, compared with net after-tax income of $239,897 ($.03 income per share) for the three-month period ended March 31, 2004.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 15 of 23

Revenues

Total consolidated revenues for the quarter ended March 31, 2005, increased $1.7 million or 52 percent, compared with the quarter ended March 31, 2004. This increase was largely attributable to an increase in investment advisory fees of $1.3 million, primarily as a result of increased assets under management. The Company also had an increase in transfer agency fees of $187,000 primarily as a result of growth in the number of shareholder accounts.

Expenses

Total consolidated expenses for the quarter ended March 31, 2005, increased $1.3 million, or 45 percent, compared with the quarter ended March 31, 2004. Consistent with the growth in assets under management has been an increase in sub-advisory fees of $614,000, primarily resulting from an increase in assets in the Eastern European Fund. The mutual fund asset growth has been largely realized through broker/dealer platforms; therefore, net omnibus platform fee expenses have increased $235,000 during the quarter. Incentive bonuses associated with strong mutual fund performance, mutual fund asset growth and increased accounts have resulted in increased employee compensation expense of $210,000. General and administrative expenses increased $224,000 primarily as a result of increased consulting, investment research and marketing-related travel and audit expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had net working capital (current assets minus current liabilities) of approximately $6.7 million and a current ratio (current assets divided by current liabilities) of 4.5 to 1. With approximately $3.2 million in cash and cash equivalents and approximately $3.3 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $9.6 million, with cash, cash equivalents, and marketable securities comprising 56% of total assets.

The Company has no long-term liabilities; therefore, the Company’s only material commitment is for operating expenses. The Company is in the process of renewing a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2006, and May 31, 2006, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth.

CRITICAL ACCOUNTING POLICIES

In addition to the critical accounting policies included in the Annual Report on Form 10-K, the following policy has been implemented based on a new contract in fiscal 2005. For further discussions of other significant accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2004.

Revenue Recognition on Subadvisory Contract

The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company had a fee arrangement for these services whereby it received a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the calendar year. During the quarter ended March 31, 2005, the arrangement was changed such that performance fees would be paid quarterly based on the overall increase in value of the net assets over the quarter. The Company has recorded $32,000 in subadvisory revenues and $203,000 in performance fee revenues from this fee arrangement for the nine months

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 16 of 23

ended March 31, 2005. Since the performance fee is paid quarterly, the fees will fluctuate on a quarterly basis based on the net asset value of the fund. The calculation of the performance fees will be made as of the last day of each quarter while the agreement is in place, at which time the fees will be recognized. The Company will not be required to offset any previously earned performance fees if losses are recorded by the fund in future quarters.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 17 of 23

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

The table below summarizes the Company’s equity price risks as of March 31, 2005, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity,
	March 31, 2005	Change	Change	Net of Tax

Trading Securities[1]	$2,160,654	25% increase	$2,700,818	$356,508
		25% decrease	$1,620,491	$(356,508)
Available-for-Sale[2]	$1,092,493	25% increase	$1,365,616	$180,261
		25% decrease	$819,370	$(180,261)

[1]Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 18 of 23

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

2. Reports on Form 8-K

Current Report on Form 8-K filed February 14, 2005, filing of Press Release Reporting Earnings and Other Financial Results for the quarter ended December 31, 2004.

U.S. Global Investors, Inc.
March 31, 2005, Quarterly Report on Form 10-Q	Page 19 of 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: May 16, 2005	BY:	/s/ Frank E. Holmes

Frank E. Holmes
Chief Executive Officer

DATED: May 16, 2005	BY:	/s/ Catherine A. Rademacher

Catherine A. Rademacher
Chief Financial Officer