Form 10-K
period 2005-06-30
U S GLOBAL INVESTORS INC
filed 2005-09-28
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Class A common stock
($0.05 par value per share)
Registered: NASDAQ Small Cap Issues
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☐
The aggregate market value of the 4,079,317 shares of nonvoting class A common stock held by nonaffiliates of the registrant on September 9, 2005, based on the last sale price on NASDAQ as of December 31, 2004, was $16,725,200. Registrant’s only voting stock is its class C common stock, par value of $0.05 per share, for which there is no active market. The aggregate value of the 104,589 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2004 (based on the last sale price of the class C common stock in a private transaction) was $52,295. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
On September 9, 2005, there were 6,319,974 shares of Registrant’s class A nonvoting common stock issued and 5,999,714 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.
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
U.S. Global, a Texas corporation organized in 1968, and its wholly owned subsidiaries are in the mutual fund management business. The Company is a registered investment adviser under the Investment Advisers Act of 1940 and is principally engaged in the business of providing investment advisory and other services, through the Company or its subsidiaries, to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF), both Massachusetts business trusts (collectively, the Trusts or Funds). USGIF and USGAF are investment companies offering shares of nine and four mutual funds, respectively, on a no-load basis.
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

Domestic Funds under Management

			AUM at June 30, 2005
Fund	Ticker	Category	in thousands
U.S. Global Investors Funds
All American Equity	GBTFX	Large cap core	$19,296
China Region	USCOX	China region	30,513
Global Resources	PSPFX	Natural resources	486,625
Gold Shares	USERX	Gold oriented	67,463
Near-Term Tax Free	NEARX	Short / intermediate municipal debt	18,675
Tax Free	USUTX	General municipal debt	22,371
U.S. Government Securities Savings	UGSXX	U.S. Government money market	410,484
U.S. Treasury Securities Cash	USTXX	U.S. Government money market	111,255
World Precious Minerals	UNWPX	Gold and precious minerals	276,826
U.S. Global Accolade Funds
Eastern European	EUROX	Emerging markets	594,611
Global Emerging Markets(1)	GEMFX	Emerging markets	10,835
Holmes Growth	ACBGX	Mid-cap growth	65,587
MegaTrends	MEGAX	Large-cap growth	13,763

Total AUM at June 30, 2005			$2,128,304

(1)	The Global Emerging Markets Fund was launched on February 24, 2005.
The Company also provides management and advisory services to two offshore funds: the Meridian Global Gold and Resources Fund Ltd., established in the first quarter of fiscal 2005 and the U.S. Global Investors Balanced Natural Resources Fund, Ltd., established on July 1, 2005, subsequent to the Company’s fiscal year end.
In addition to mutual fund activity, the Company is actively engaged in trading for its own account.
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

As required by the Investment Company Act of 1940, the Advisory Agreements are subject to annual renewal and are terminable upon 60-day notice. The boards of trustees of USGIF and USGAF will consider renewal of the applicable agreements in February and May 2006, respectively. Management anticipates that the Advisory Agreements will be renewed.
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
The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The agreements will be considered for renewal by the boards of trustees of USGIF and of USGAF in February and May 2006, respectively, and management anticipates that the agreements will be renewed.
Other Advisory Services. In addition to providing mutual fund management and transfer agent services to USGIF and USGAF funds, the Company provides management and advisory services to two offshore funds: the Meridian Global Gold and Resources Fund Ltd., established in the first quarter of fiscal 2005, and the U.S. Global Investors Balanced Natural Resources Fund, Ltd., established on July 1, 2005, subsequent to the Company’s fiscal year end.
Brokerage Services. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (USGB), with the National Association of Securities Dealers (NASD), the Securities and Exchange Commission (SEC), and appropriate state regulatory authorities as a limited-purpose broker/dealer for the purpose of distributing USGIF and USGAF fund shares. Effective September 3, 1998, USGB became the distributor for USGIF and USGAF fund shares. For the fiscal year ended June 30, 2005, the Company capitalized USGB with approximately $4,151,000 to cover the costs associated with continuing operations.
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

Employees
As of June 30, 2005, U.S. Global and its subsidiaries employed 64 full-time employees and 3 part-time employees; as of June 30, 2004, it employed 61 full-time employees and 4 part-time employees. The Company considers its relationship with its employees to be good.
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
Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the funds effectively. Sales of fund shares generate management fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during fiscal year 2005.

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
The following table sets forth the range of high and low sales prices from NASDAQ for the fiscal years ended June 30, 2005 and 2004. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.
Sales Price

	2005		2004
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	3.56	2.80	2.73	1.85
Second quarter (12/31)	4.47	2.90	5.00	2.00
Third quarter (3/31)	6.49	3.42	4.55	3.60
Fourth quarter (6/30)	6.50	4.39	5.20	2.39
Holders
On September 9, 2005, there were 200 holders of record of class A common stock, no holders of record of class B common stock, and 71 holders of record of class C common stock.
Many of the class A common shares are held of record by nominees, and management believes that as of September 9, 2005, there were approximately 1,000 beneficial owners of the Company’s class A common stock.
Dividends
The Company has not paid cash dividends on its class C common stock during the last twenty-one fiscal years and has never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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
Purchases of equity securities by the issuer
The following table provides information regarding the Company’s repurchases of shares of its class A common stock during the fiscal year ended June 30, 2005. There were no repurchases of class B or class C common stock during the fiscal year.
Issuer Purchases of Equity Securities
Fiscal Year Ended 6/30/05

					Maximum
					Number of
	Total			Total Number of	Shares that May
	Number of	Total	Average	Shares Purchased	Yet Be
	Shares	Amount	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Purchased	Per Share	Announced Plan	the Plan
07-01-04 to 07-31-04	—	—	$—	N/A	N/A
08-01-04 to 08-31-04	—	—	—	N/A	N/A
09-01-04 to 09-30-04	—	—	—	N/A	N/A
10-01-04 to 10-31-04	—	—	—	N/A	N/A
11-01-04 to 11-30-04	987	$3,510	3.56	N/A	N/A
12-01-04 to 12-31-04	300	1,023	3.41	N/A	N/A
01-01-05 to 01-31-05	—	—	—	N/A	N/A
02-01-05 to 02-28-05	—	—	—	N/A	N/A
03-01-05 to 03-31-05	400	2,370	5.92	N/A	N/A
04-01-05 to 04-30-05	—	—	—	N/A	N/A
05-01-05 to 05-31-05	177	1,012	5.72	N/A	N/A
06-01-05 to 06-30-05	1,116	6,053	5.42	N/A	N/A
Total	2,980	$13,968	$4.69	N/A	N/A
Item 6. Selected Financial Data
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-K. The selected financial data as of June 30, 2004, through June 30, 2005, and the years then ended, is derived from the Company’s Consolidated Financial Statements, which were audited by BDO Seidman, LLP, independent registered public accountants. The selected financial data as of June 30, 2001, through June 30, 2003, and the years then ended is derived from the Company’s Consolidated Financial Statements, which were audited by Ernst & Young LLP, independent registered public accountants.

Selected	Year ended June 30,
Financial Data	2005	2004	2003	2002	2001
Revenues	$16,981,339	$12,983,500	$7,478,936	$7,767,514	$8,893,884
Expenses	14,744,897	10,141,019	7,817,883	8,104,299	9,652,382

Income (loss) before gain on litigation settlement and income taxes	2,236,442	2,842,481	(338,947)	(336,785)	(758,498)
Gain on litigation settlement	—	—	371,057	—	—
Income tax expense (benefit)	789,971	675,839	(10,502)	(95,351)	36,181

Net income (loss)	1,446,471	$2,166,642	$42,612	$(241,434)	$(794,679)
Basic income (loss) per share	0.19	0.29	0.01	(0.03)	(0.11)
Working capital	7,078,544	5,267,573	3,562,885	2,930,974	3,246,792
Total assets	12,102,515	9,356,596	7,439,687	7,905,021	7,912,184
Long-term obligations	—	—	988,536	1,067,967	1,135,903
Shareholders’ equity	9,903,088	8,485,346	5,673,689	5,580,059	5,715,520
Net cash provided by operations	986,120	2,669,928	128,916	6,239	132,855
Net cash (used in) provided by investing activities	(67,634)	(30,328)	147,470	(274,750)	(71,534)
Net cash provided by (used in) financing activities	64,016	(970,167)	(103,079)	(76,475)	(84,302)

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
Business Segments
U.S. Global Investors, Inc. (Company or U.S. Global), with principal operations located in San Antonio, Texas, manages two business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position. For more details on the results of our core operations, see Note 14 — Financial Information by Business Segment.
The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Although the Company generates the majority of its revenues from this segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2005, the Company held approximately $3.5 million in investments, comprising 28.9% of its total assets. The following is a brief discussion of the Company’s two business segments.
Investment Management Products and Services
Investment management revenues are largely dependent on the total value and composition of assets under management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. During fiscal year 2005, total average assets under management increased 31.9% to $1.77 billion, primarily due to significant increases in the natural resource and foreign equity funds under management, through both net inflows and market appreciation. This favorable trend has been partially offset by a reduction in assets in the money market funds as investors seek alternative short-term investments with higher yields.
Average Assets under Management
(Dollars in Millions)

	2005	2004	% Change	2004	2003	% Change
USGIF — Money Market	$547	$609	(10.2%)	$609	$746	(18.4)%
USGIF — Other	721	549	31.3%	549	224	145.1%

USGIF — Total	1,268	1,158	9.5%	1,158	970	19.4%
USGAF	505	186	171.5%	186	101	84.2%

Total	$1,773	$1,344	31.9%	$1,344	$1,071	25.5%

Investment Activities
Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.
The following summarizes the market value, cost and unrealized gain or loss on investments as of June 30, 2005, and June 30, 2004.

				Unrealized
				holding gains on
				available-for-sale
			Unrealized Gain	securities, net of
Securities	Market Value	Cost	(Loss)	34% tax
Trading[1]	$2,612,529	$3,040,700	$(428,171)	—
Available for sale[2]	890,461	299,055	591,406	$390,328

Total at June 30, 2005	3,502,990	3,339,755	163,235

Trading[1]	1,672,354	1,857,171	(184,817)	—
Available for sale[2]	1,212,742	405,055	807,687	$533,074

Total at June 30, 2004	$2,885,096	$2,262,226	$622,870

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
As of June 30, 2005, and 2004, the Company held approximately $2.0 and $2.6 million, respectively, in investments other than USGIF, USGAF and its subadvised offshore funds.
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
Investment income (loss) can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2005, 2004, and 2003, the Company had net realized gains (losses) of approximately ($184,000), $291,000, and ($97,000), respectively. The Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2005	2004	% Change	2004	2003	% Change
Net income (loss) (in thousands)	$1,446	$2,167	(33.3%)	$2,167	$43	4,939.5%
Net income (loss) per share — basic and diluted	$0.19	$0.29	(34.5%)	$0.29	$0.01	2,800.0%
Weighted average shares outstanding (in thousands)
Basic	7,480	7,469		7,469	7,460
Diluted	7,564	7,533		7,533	7,469
Year Ended June 30, 2005, Compared with Year Ended June 30, 2004
The Company posted net after-tax income of $1,446,471 ($0.19 per share) for the year ended June 30, 2005, compared with net after-tax income of $2,166,642 ($0.29 per share) for the year ended June 30, 2004. The decrease in profitability is primarily attributable to the following factors:
•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by $1.7 million;

•	Investment income decreased by $1.4 million, primarily due to unrealized losses on corporate investments classified as trading securities;

•	General and administrative expenses increased $1.2 million due to additional consulting, communication, and marketing-related travel and entertainment costs;

•	Driven by strong mutual fund performance, employee compensation expense increased by $0.9 million primarily due to higher incentive bonuses; and

•	Omnibus fees increased by $0.9 million due to increased asset inflows through broker/dealer platforms.
These factors were somewhat offset by an overall increase in revenues of 30.8% in fiscal year 2005 to $16,981,339 primarily driven by the following:
•	The Company’s advisory fees, boosted primarily by the positive impact of market gains and shareholder investments in natural resource and foreign equity funds, increased by 52.6%, or $4.8 million.

•	Transfer agent fees increased by 24.1%, or $0.6 million, primarily as a result of growth in the number of shareholder accounts.
Year Ended June 30, 2004, Compared with Year Ended June 30, 2003
The Company posted net after-tax income of $2,166,642 million ($0.29 per share) for the year ended June 30, 2004, compared with net after-tax income of $42,612 ($.01 per share) for the year ended June 30, 2003. The profitability in fiscal year 2004 was primarily a result of improved markets for gold-related assets, natural resource commodities, and foreign equities resulting in an increase in advisory fees of $3.9 million. Additionally, the Company’s investment portfolio benefited from the rising gold markets, resulting in an increase in investment income of $1.4 million. These favorable items were partially offset by increases in general and administrative expenses of $1 million, due primarily to increased omnibus fees, and increases in subadvisory fees of $0.5 million.

Revenues

(Dollars in Thousands)	2005	2004	% Change	2004	2003	% Change
Investment advisory fees:
USGIF — Money market	$1,638	$1,744	(6.1)%	$1,744	$2,297	(24.1)%
USGIF — Other	6,010	4,668	28.7%	4,668	1,562	198.8%

USGIF — Total	7,648	6,412	19.3%	6,412	3,859	66.2%
USGAF	6,059	2,097	188.9%	2,097	1,045	100.7%
Other advisory fees	299	670	(55.4)%	670	386	73.6%

Total investment advisory fees	14,006	9,179	52.6%	9,179	5,290	73.5%
Transfer agent fees	3,187	2,610	22.1%	2,610	2,327	12.2%
Investment income (loss)	(351)	1,023	(134.3)%	1,023	(345)	396.5%
Other revenues	139	171	(18.7)%	171	207	(17.4)%

Total	$16,981	$12,983	30.8%	$12,983	$7,479	73.6%

Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: mutual fund advisory fees, which in fiscal 2005 accounted for 98% of the Company’s investment advisory fees, and other advisory fees, which accounted for the remainder.
Mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375% to 1.375%, and are paid monthly. Mutual fund investment advisory fees increased by approximately $5.2 million, or 61.1%, in fiscal 2005 over fiscal 2004. Advisory fees benefited from an increase in assets of the higher-margin foreign equity and natural resource funds, particularly in the USGAF Eastern European Fund, USGIF Global Resources Fund and USGIF World Precious Minerals Fund, due to market gains and net shareholder inflows. These funds have higher margins resulting from higher management fee rates.
The Company has agreed to waive or reduce its fees and/or pay expenses for several USGIF funds and one USGAF fund through November 1, 2006, and February 28, 2006, respectively, or such later date as the Company determines for purposes of enhancing the funds’ competitive market positions, in particular the money market and fixed income funds. The aggregate amount of fees waived and expenses borne by the Company totaled approximately $1,332,000, $1,471,000, and $1,509,000, in 2005, 2004, and 2003, respectively. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company’s commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.
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
The Company began providing management and advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund, in the first quarter of fiscal year 2005. The Company initially had a fee arrangement for these services whereby it received a monthly subadvisory fee and an annual performance fee, if any, based on the overall increase in value of the net assets in the fund for the calendar year. During the quarter ended March 31, 2005, the arrangement was changed to provide payment of performance fees on a quarterly rather than annual basis. The Company has recorded subadvisory and performance fees totaling $299,000 for the fiscal year ended June 30, 2005.
Subsequent to fiscal year end, the Company began providing management and advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company will be paid a monthly management fee and a quarterly performance fee, if any.

The Company also provided investment management services for a separate client through March 2004. The Company had a fee arrangement whereby it received an annual administrative fee plus a percentage of any gains from the sale of the securities in the client account, payable at the settlement of the sales. The Company recorded $670,000 in revenue from this fee arrangement through March 2004, at which time the agreement was terminated.
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
The increase in transfer agent fees in fiscal years 2005 and 2004 was primarily a result of an increase in the number of mutual fund shareholder accounts due to improved performance of the natural resource and foreign equity funds.
Investment Income. Investment income (loss) from the Company’s investments includes:
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
Investment income decreased by $1.4 million, or 134.3%, in fiscal 2005 compared to fiscal 2004. This decrease can be attributed primarily to a $991,000 increase in unrealized losses on corporate investments classified as trading securities. In addition, realized losses on sales of securities increased by $369,000, and other-than-temporary impairments on available-for-sale securities increased by $65,000. These were slightly offset by an increase in dividend and interest income of $50,000.
The increase in investment income of $1.4 million in fiscal 2004 compared to fiscal 2003 was primarily attributable to improved markets for gold-related assets and natural resource commodities.
Expenses

(Dollars in Thousands)	2005	2004	% Change	2004	2003	% Change
Employee compensation and benefits	$5,891	$4,986	18.2%	$4,986	$4,266	16.9%
General and administrative	3,821	2,623	45.7%	2,623	2,379	10.3%
Subadvisory fees	2,720	1,019	166.9%	1,019	523	94.8%
Omnibus fees	1,833	959	91.1%	959	204	370.1%
Advertising	370	373	(0.8)%	373	242	54.1%
Depreciation	110	108	1.9%	108	121	(10.7)%
Interest	—	73	(100.0)%	73	83	(12.0)%

Total	$14,745	$10,141	45.4%	$10,141	$7,818	29.7%
Employee Compensation and Benefits. Employee compensation and benefits increased by $900,000, or 18.2%, in 2005 and $720,000, or 16.9%, in fiscal 2004, primarily due to incentive bonuses associated with strong mutual fund performance, mutual fund asset growth, and increased accounts.
General and Administrative. The increase in general and administrative expenses of $1.2 million, or 45.7%, in fiscal year 2005 is primarily attributable to increased consulting, communication, and marketing-related travel and entertainment costs. The increase in general and administrative expenses of $244,000, or 10.3%, in fiscal year 2004 was primarily attributable to increased insurance, sales and marketing costs.
Subadvisory Fees. The increases in subadvisory fees of $1,700,000 and $496,000 in fiscal years 2005 and 2004, respectively, resulted from the sizeable growth in assets in the Eastern European Fund.
Omnibus Fees. Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, net omnibus fee expenses have increased by $874,000 and $755,000 during fiscal years 2005 and 2004, respectively. The incremental assets received through the broker/dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression from paying omnibus fees on those assets.
Advertising. Advertising expense remained flat at approximately $370,000 and $373,000 during fiscal 2005 and 2004, respectively.
Depreciation. Depreciation expense has remained stable at $110,000 and $108,000 in fiscal years 2005 and 2004, respectively, primarily due to assets becoming fully depreciated without being replaced with additional capital purchases.
Interest. The decrease in interest expense during fiscal 2005 and 2004 of $73,000 and $10,000, respectively, is attributable to the payment in full of the note related to the Company’s building in fiscal 2004.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2005, the Company has no remaining carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management included a valuation allowance of $34,472 at June 30, 2004 providing for the utilization of investment tax credits. The valuation allowance was reduced to zero in fiscal 2005 as the credits expired.
Contractual Obligations
A summary of contractual obligations of the Company as of June 30, 2005, is as follows:

		Payments due by period
		Less than	1 – 3	4 –5	More than
Contractual Obligations	Total	1 year	Years	years	5 years
Operating Lease Obligations	$217,656	$79,813	$129,170	$8,673	—
Contractual Obligation	191,750	83,400	108,350	—	—
Operating leases consist of telephone equipment, printers, and copiers leased from several vendors. Contractual obligation consists of an agreement with a vendor to provide an e-mail server and a web server.
Liquidity and Capital Resources
At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $7.1 million and a current ratio of 4.2 to 1. With approximately $3.8 million in cash and cash equivalents and $3.5 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $9.9 million, with cash, cash equivalents, and marketable securities comprising 60.5% of total assets. The Company paid the mortgage on its corporate headquarters in full in fiscal 2004. Thus, the Company’s only material commitment from fiscal 2005 forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
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
Investments in debt securities that are purchased with the intent and ability to hold until maturity are classified as held-to-maturity and measured at amortized cost. The Company currently has no investments in debt securities.
Investments classified as neither trading securities nor held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale.
The Company evaluates its investments for other-than-temporary declines in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. For available-for-sale securities with declines in value deemed other than temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income.
The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.
Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
Valuation of Investments. Securities traded on a securities exchange are valued at the last sale price. Securities for which over-the-counter market quotations are available, but for which there was no trade on or near the balance sheet date, are valued at the mean price between the last price bid and last price asked. Securities for which quotations are not readily available are valued at cost.
Revenue Recognition. The Company began providing investment subadvisory services for a client in the first quarter of fiscal year 2005. The Company had a fee arrangement for these services whereby it received a monthly subadvisory fee and an annual performance fee based on the overall increase in value of the net assets in the fund for the calendar year. During the quarter ended March 31, 2005, the agreement was amended such that performance fees would be earned and paid quarterly based on the overall increase in value of the net assets over the quarter. The Company has recorded $299,000 in revenues from this fee arrangement for the year ended June 30, 2005. Since the performance fee is earned and paid quarterly, the fees will fluctuate on a quarterly basis based on the net asset value of the fund and a decrease in the net assets in subsequent quarters will not be refunded. The calculation of the performance fees will be made as of the last day of each quarter while the agreement is in place, at which time the fees will be recognized. The Company will not be required to offset any previously earned performance fees if losses are recorded by the fund in future quarters.
Stock Options. In December, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the SEC announced that SFAS 123R is effective for fiscal years beginning after June 15, 2005. The Company currently accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which has been superseded by FAS 123R. The Company is currently evaluating the impact that the implementation of FAS 123R will have on the Company’s consolidated financial statements and the Company does not expect the effect to be material.
Related Party Transactions.
The Company had $4,823,000 and $3,045,000 invested in USGIF and USGAF mutual funds included in the balance sheet in cash and cash equivalents and trading securities at June 30, 2005, and 2004, respectively. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.
The Company invested $500,000 in an offshore fund (U.S. Global Investors Balanced Natural Resources Fund, Ltd.) that the Company will subadvise starting in July 2005.
Frank Holmes, a director and CEO of the Company, served as an independent director of Franc-Or Resources from June 2000 to November 2003. The Company owns a position in Franc-Or Resources at June 30, 2005, with an estimated fair value of approximately $229,000, recorded as a trading security on the balance sheet.
Mr. Holmes also served as an independent director for BCS Global Networks (formerly Broadband Collaborative Solutions), a private company, from May 2000 to June 30, 2002, when the entity became a public company. Mr. Holmes personally owned shares of BCS Global Networks at June 30, 2005. The Company owned a position in BCS Global Networks at June 30, 2005, with an estimated fair value of approximately $42,000 recorded as available for sale on the balance sheet. Subsequent to fiscal year end, both the Company and Mr. Holmes sold their holdings in BCS Global Networks in response to a tender offer, with the Company realizing a loss of $31,560 recorded in the first quarter of fiscal 2006.
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
The table below summarizes the Company’s equity price risks as of June 30, 2005, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

				Increase
			Estimated Fair	(Decrease) in
		Hypothetical	Value After	Shareholders’
	Fair Value at June 30,	Percentage	Hypothetical	Equity, Net
	2005 ($)	Change	Price Change ($)	of Tax ($)
Trading securities[1]	2,612,529	25% increase	3,265,661	431,067
		25% decrease	1,959,397	(431,067)
Available-for-sale[2]	890,461	25% increase	1,113,076	146,926
		25% decrease	667,846	(146,926)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
U.S Global Investors, Inc.
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. as of June 30, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Dallas, Texas
August 26, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of U. S. Global Investors, Inc.
We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of U. S. Global Investors, Inc. (the Company) for the year ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of U.S. Global Investors, Inc. for the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Dallas, Texas
September 24, 2003

U.S. Global Investors, Inc.
Consolidated Balance Sheets

	June 30,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$3,814,178	$2,831,676
Due from brokers	—	21
Trading securities, at fair value	2,612,529	1,672,354
Receivables
Mutual funds	2,221,148	1,454,872
Other advisory clients	54,140	—
Employees	750	—
Other	43,274	23,227
Prepaid expenses	450,963	307,390
Deferred tax asset	80,989	29,283

Total Current Assets	9,277,971	6,318,823

Net Property and Equipment	1,768,334	1,811,488

Other Assets
Long-term deferred tax asset	165,749	193,543
Investment securities available-for-sale, at fair value	890,461	1,212,742

Total Other Assets	1,056,210	1,406,285

Total Assets	$12,102,515	$9,536,596

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	193,249	$99,526
Accrued compensation and related costs	525,140	408,681
Other accrued expenses	1,481,038	543,043

Total Current Liabilities	2,199,427	1,051,250

Total Liabilities	2,199,427	1,051,250

Shareholders’ Equity
Common stock (class A) $0.05 par value; nonvoting; authorized 7,000,000 shares; issued, 6,316,474 and 6,311,974 shares at June 30, 2005, and 2004, respectively	315,824	315,599
Common stock (class B) — $0.05 par value; nonvoting; authorized 2,250,000 shares; no shares issued	—	—
Common stock (class C) — $0.05 par value; voting; authorized 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in capital	11,158,535	11,110,053
Deferred compensation	(150,000)	(200,000)
Treasury stock, class A shares at cost; 326,988 and 339,498 shares at June 30, 2005, and 2004, respectively	(650,592)	(665,901)
Accumulated other comprehensive income, net of tax	390,329	533,074
Accumulated deficit	(1,235,848)	(2,682,319)

Total Shareholders’ Equity	9,903,088	8,485,346

Total Liabilities and Shareholders’ Equity	$12,102,515	$9,536,596

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended June 30,
	2005	2004	2003
Revenue
Investment advisory fees	$14,006,508	$9,179,200	$5,289,856
Transfer agent fees	3,187,487	2,610,029	2,327,127
Investment income (loss)	(351,248)	1,023,441	(344,525)
Other	138,592	170,830	206,478

	16,981,339	12,983,500	7,478,936

Expenses
Employee compensation and benefits	5,891,162	4,985,449	4,265,983
General and administrative	3,821,129	2,622,773	2,379,552
Subadvisory fees	2,719,603	1,018,572	522,673
Omnibus Fees	1,833,096	959,523	203,620
Advertising	369,927	373,492	241,617
Depreciation	109,899	108,065	121,493
Interest	81	73,145	82,945

	14,744,897	10,141,019	7,817,883

Gain on Litigation Settlement	—	—	371,057

Income Before Income Taxes	2,236,442	2,842,481	32,110
Provision for Federal Income Taxes
Tax Expense (Benefit)	789,971	675,839	(10,502)

Net Income	1,446,471	2,166,642	42,612
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities	(142,745)	543,957	29,768

Comprehensive Income	$1,303,726	$2,710,599	$72,380

Basic and Diluted Net Income per Share	$0.19	$0.29	$0.01

Basic weighted average number of common shares outstanding	7,479,998	7,469,164	7,460,260
Diluted weighted average number of common shares outstanding	7,564,269	7,533,134	7,469,120
The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Shareholders’ Equity

							Accumulated
	Common	Common	Additional				Other
	Stock	Stock	Paid-in	Deferred	Accumulated	Treasury	Comprehensive
	(Class A)	(Class C)	Capital	Compensation	Deficit	Stock	Income (Loss)	Total
Balance at June 30, 2002 (6,311,474 shares of Class A; 1,496,800 shares of Class C)	315,574	74,840	11,061,276	(300,000)	(4,891,573)	(639,407)	(40,651)	5,580,059
Purchase of 40,127 shares of Common Stock (Class A)	—	—	—	—	—	(65,649)	—	(65,649)
Reissuance of 23,510 shares of Common Stock (Class A)	—	—	(4,621)	—	—	41,520	—	36,899
Recognition of current year portion of deferred compensation	—	—		50,000	—	—	—	50,000
Unrealized gain on securities available-for-sale (net of tax)	—	—	—	—	—	—	29,768	29,768
Net Income	—	—	—	—	42,612	—	—	42,612

Balance at June 30, 2003 (6,311,474 shares of Class A; 1,496,800 shares of Class C)	315,574	74,840	11,056,655	(250,000)	(4,848,961)	(663,536)	(10,883)	5,673,689

Purchase of 16,741 shares of Common Stock (Class A)	—	—	—	—	—	(72,246)	—	(72,246)
Reissuance of 39,191 shares of Common Stock (Class A)	—	—	34,398	—	—	69,881	—	104,279
Exercise of 500 options for Common Stock (Class A)	25	—	1,400	—	—	—	—	1,425
Issuance of option for 20,000 shares of Common Stock (Class A)	—	—	17,600	—	—	—	—	17,600
Recognition of current year portion of deferred compensation	—	—	—	50,000	—	—	—	50,000
Unrealized gain on securities available-for-sale (net of tax)	—	—	—	—	—	—	543,957	543,957
Net Income	—	—	—	—	2,166,642	—	—	2,166,642

Balance at June 30, 2004 (6,311,974 shares of Class A; 1,496,800 shares of Class C)	315,599	74,840	11,110,053	(200,000)	(2,682,319)	(665,901)	533,074	8,485,346
Purchase of 2,980 shares of Common Stock (Class A)	—	—	—	—	—	(13,968)	—	(13,968)
Reissuance of 15,490 shares of Common Stock (Class A)	—	—	33,958	—	—	29,277	—	63,235
Exercise of 4,500 options for Common Stock (Class A)	225	—	14,524	—	—	—	—	14,749
Recognition of current year portion of deferred compensation	—	—	—	50,000	—	—	—	50,000
Unrealized gain (loss) on securities available-for-sale (net of tax)	—	—	—		—		(142,745)	(142,745)
Net Income	—	—	—	—	1,446,471	—	—	1,446,471

Balance at June 30, 2005 (6,316,474 shares of Class A; 1,496,800 shares of Class C)	315,824	74,840	11,158,535	(150,000)	(1,235,848)	(650,592)	390,329	9,903,088

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2005	2004	2003
Cash Flow from Operating Activities
Net income	$1,446,471	$2,166,642	$42,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,899	108,065	121,493
Net recognized loss (gain) on securities	184,253	(861,552)	344,505
Provision for deferred taxes	49,624	604,296	(10,502)
Deferred compensation	50,000	50,000	50,000
Class A option issued to non-employee	—	17,600	—
Provision for losses on accounts receivable	26,488	(64,488)	64,488
Gain on litigation settlement	—	—	(371,057)
Loss on disposal of equipment	889	4,827	—
Termination of annuity liability	—	(102,909)	—
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	(867,701)	327,072	(360,120)
Prepaid expenses and other	(143,552)	229,498	59,930
Trading securities	(1,018,428)	(200,908)	672,202
Accounts payable and accrued expenses	1,148,177	391,785	(484,635)

Total adjustments	(460,351)	503,286	86,304

Net cash provided by operations	986,120	2,669,928	128,916

Cash Flow from Investing Activities
Purchase of property and equipment	(67,634)	(145,548)	(30,335)
Purchase of available-for-sale securities	—	(200,520)	(139,866)
Proceeds on sale of available-for-sale securities	—	315,740	317,671

Net cash (used in) provided by investing activities	(67,634)	(30,328)	147,470

Cash Flow from Financing Activities
Payments on annuity	—	(9,564)	(9,683)
Payments on note payable	—	(956,560)	(64,646)
Proceeds from issuance or exercise of stock, warrants, and options	77,984	68,203	36,899
Purchase of treasury stock	(13,968)	(72,246)	(65,649)

Net cash provided by (used in) financing activities	64,016	(970,167)	(103,079)

Net Increase in Cash and Cash Equivalents	982,502	1,669,433	173,307
Beginning Cash and Cash Equivalents	2,831,676	1,162,243	988,936

Ending Cash and Cash Equivalents	$3,814,178	$2,831,676	$1,162,243

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$81	$73,145	$82,945
Cash paid for income taxes	$645,251	$29,095	—
Non-cash Transaction
Re-registration of private client investment	—	—	$581,000
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
The Company formed two limited liability companies utilized primarily for corporate investment purposes: U.S. Global Investors (Guernsey) Limited (USGG), which was incorporated in Guernsey on August 20, 1993 and U.S. Global Investors (Bermuda) Limited (USBERM) which was incorporated in Bermuda on June 15, 2005.
Note 2. Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, A&B, USGG, USBERM, and USGB.
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
Investments in debt securities that are purchased with the intent and ability to hold until maturity are classified as held-to-maturity and measured at amortized cost. The Company currently has no investments in debt securities.
Investments classified as neither trading securities nor held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-

for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale.
The Company evaluates its investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. For available-for-sale securities with declines in value deemed other than temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income.
The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.
Mutual Fund Receivables. Mutual fund receivables consist primarily of monthly investment advisory and transfer agent fees owed to the Company by USGIF and USGAF. In addition, mutual fund receivables include amounts reimbursed to the Company for certain advertising and distribution expenses incurred on behalf of USGAF in accordance with Rule 12b-1of the Investment Company Act of 1940. The Company evaluates the collectibility of these receivables on an ongoing basis, and, as a result, placed an allowance of $26,488 and $0 against the receivable balance as of June 30, 2005, and June 30, 2004, respectively.
Property and Equipment. Fixed assets are recorded at cost. Depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 32 to 40 years.
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Year Ended June 30,
	2005	2004	2003
Net income, as reported	$1,446,471	$2,166,642	$42,612

Add: Stock-based employee compensation expense included in reported net income, net of tax	33,000	33,000	36,168

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(36,217)	(36,753)	(40,554)

Pro forma net income (loss)	$1,443,254	$2,162,889	$38,226

Earnings per share:
Basic and Diluted — as reported	$0.19	$0.29	$0.01

Basic and Diluted — pro forma	$0.19	$0.29	$0.01

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. During fiscal 2005, 20,000 options were granted to employees with a fair value, net of tax, of $30,756. No options were granted during fiscal years 2004 or 2003. Subsequent to fiscal year end, a director exercised an option for 10,000 shares.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.
The adoption of SFAS 123R will be effective for the Company for fiscal years beginning after June 15, 2005. As discussed above, the Company currently accounts for stock-based compensation using the intrinsic value method in accordance APB 25, which has been superseded by SFAS 123R. The Company is currently evaluating the impact that SFAS 123R will have on the Company’s consolidated financial statements and does not expect the effect to be material.
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
Revenue Recognition. The Company earns substantially all of its revenues from mutual fund investment advisory and transfer agency services. Mutual fund investment advisory fees, calculated as a percentage of assets under management, are recorded as revenue as services are performed. Transfer agency fees are calculated using a charge based upon the number of shareholder accounts serviced. A subadvisory client contract provides for a monthly management fee, in addition to a quarterly performance fee based on the overall increase in value of the net assets in the fund. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of any fee waivers.
Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.
Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. At June 30, 2005, 2004, and 2003, the Company had capitalized sales materials of approximately $48,000, $16,000, and $11,000, respectively. Net advertising expenditures were approximately $370,000, $373,000, and $242,000 during fiscal 2005, 2004, and 2003, respectively.
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

Note 3. Investments
As of June 30, 2005, the Company held investments with a market value of $3.5 million and a cost basis of $3.3 million. The market value of these investments is approximately 28.9 percent of the Company’s total assets.
The following table summarizes investment activity over the last three fiscal years:

	Year Ended June 30,
	2005	2004	2003
Realized gains (losses) on sale of trading securities	$(78,253)	$135,789	$(7,583)
Trading securities, at cost	3,040,700	1,857,171	1,658,058
Trading securities, at fair value (1)	2,612,529	1,672,354	723,428
Net change in unrealized gains (losses) on trading securities (included in earnings)	(243,355)	748,018	(34,308)
Available-for-sale securities, at cost	299,055	405,055	406,739
Available-for-sale securities, at fair value (1)	890,461	1,212,742	390,251
Gross realized gains on sale of available-for-sale securities	—	158,387	178,326
Gross realized losses on sale of available-for-sale securities	—	(3,406)	(267,836)
Gross unrealized losses recorded in shareholders’ equity	(76,746)	(180,727)	(44,481)
Gross unrealized gains recorded in shareholders’ equity (2)	668,152	988,414	27,992
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	(106,000)	(41,448)	(247,412)

(1)	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.

(2)	Total gross unrealized gains recorded in shareholders’ equity in fiscal 2005 are comprised primarily of the unrealized gain on a single security, which makes up $611,133 of the $668,152, or 91%, of the gross unrealized gains recorded.
The following table summarizes equity investments that are in an unrealized loss position at each balance sheet date, categorized by how long they have been in a continuous loss position. These investments do not include trading securities or those available-for-sale securities with declines in value deemed other than temporary as their unrealized losses are recognized in earnings.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Fiscal Year	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2005	$112,702	$35,953	$51,039	$40,793	$163,741	$76,746
2004	$150,134	$76,829	$11,860	$103,898	$161,994	$180,727
The aggregate gross unrealized loss of $76,746 and $180,727 at June 30, 2005 and 2004, respectively, was primarily related to three securities. Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.
Note 4. Investment Management, Transfer Agent, and Other Fees
The Company serves as investment adviser to USGIF and USGAF and receives a fee based on a specified percentage of net assets under management. Three of the four funds within USGAF are sub-advised by third-party managers, who are in turn compensated out of the investment advisory fees received by the Company. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF for which it is reimbursed and receives certain miscellaneous fees directly from USGAF and USGIF shareholders. Fees for providing investment and transfer agent services to USGIF and USGAF continue to be the Company’s primary revenue source.
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2006, and February 28, 2006, respectively, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company were $1,332,000, $1,471,000, and $1,509,000, in 2005, 2004, and 2003, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2006 and May 2006, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company began providing management and advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund, in the first quarter of fiscal year 2005. The Company initially had a fee arrangement for these services whereby it received a monthly subadvisory fee and an annual performance fee, if any, based on the overall increase in value of the net assets in the fund for the calendar year. During the quarter ended March 31, 2005, the arrangement was changed to provide payment and earnings of performance fees on a quarterly rather than annual basis. The Company has recorded subadvisory and performance fees totaling $299,000 for the fiscal year ended June 30, 2005.
Subsequent to fiscal year end, the Company began providing management and advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company will be paid a monthly management fee and a quarterly performance fee, if any.
The Company also provided investment management services for a separate client through March 2004. The Company had a fee arrangement whereby it received an annual administrative fee plus a percentage of any gains from the sale of the securities in the client account, payable at the settlement of the sales. The Company recorded $670,000 in revenue from this fee arrangement through March 2004, at which time the agreement was terminated.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.
Note 5. Property and Equipment
Property and equipment are composed of the following:

	June 30,
	2005	2004
Building and land	$2,303,014	$2,275,123
Furniture, equipment, and other	1,773,327	1,734,770

	4,076,341	4,009,893
Accumulated depreciation	(2,308,007)	(2,198,405)

Net property and equipment	$1,768,334	$1,811,488

Note 6. Other Accrued Expenses
Other accrued expenses consist of the following:

	June 30,
	2005	2004
Omnibus fees	$509,185	$137,958
Subadviser fees	295,500	86,322
Vendors payable	286,880	88,986
Taxes payable	181,099	85,859
Legal, professional, and consulting fees	127,713	102,497
Other	80,661	41,421

Total other accrued expenses	$1,481,038	$543,043

Note 7. Borrowings
The Company had a note payable to a bank until the latter part of fiscal 2004 when the note was paid in full. The note had been secured by land, an office building, and related improvements and was to mature in January 2006. The monthly payment of $10,840 consisted of principal and interest based on a fixed rate of 6.5%. As of June 30, 2005, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The Company must maintain certain quarterly financial covenants to access the line of credit. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of June 30, 2005, this credit facility remained unutilized by the Company.
Note 8. Lease Commitments
The Company has operating leases for computers and equipment that expire from fiscal years 2006 through 2009. Total lease expenses were $360,778, $245,776, and $188,558 in fiscal years 2005, 2004, and 2003, respectively. Future minimum lease payments required under these leases are as follows:

Fiscal Year	Amount
2006	$79,813
2007	76,800
2008	52,370
2009	8,673

Total	$217,656

Note 9. Benefit Plans
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 50% of participants’ contributions up to 4% of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $55,018, $51,523, and $46,918 for fiscal years 2005, 2004, and 2003, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company has neither accrued nor paid a contribution for fiscal years 2005, 2004, and 2003.
The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which essentially all such employees accepted. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their children’s education. The Company match, reflected in base salary expense, aggregated in all programs to $54,616, $50,903, and $52,983 in fiscal years 2005, 2004, and 2003, respectively.

The Company has a program whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2005, 2004, and 2003, employees purchased 15,127; 28,180; and 20,510 shares of treasury stock from the Company, respectively.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2005.
Note 10. Shareholders’ Equity
On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s board of directors, with the exception that any dividends declared must first be paid to the holders of the class A stock to the extent of 5 percent of the Company’s after-tax prior year net earnings. The holders of the class A stock have a liquidation preference equal to the par value of $.05 per share. In the event of a full liquidation, the total liquidation preference of the holders of the class A stock would be $315,824, based on shares outstanding at June 30, 2005.
During fiscal year 1999, the Board of Directors of the Company approved the issuance of 1,000,000 shares of class C common stock to Frank Holmes (Holmes) in exchange for services and cancellation of the option to purchase 400,000 shares of class C common stock held by Holmes and the cancellation of warrants to purchase 586,122 shares of class C common stock held by Holmes and F.E. Holmes Organization, Inc. The 1,000,000 shares vest over a ten-year period beginning July 1, 1998, and will vest fully on June 30, 2008, or in the event of Holmes’ death, and were valued at $.50 per share for compensation purposes. The agreement was executed on August 10, 1999. At June 30, 2005, the unvested balance of this deferred compensation arrangement is $150,000 and is included in additional paid-in capital as a contra account.
During the fiscal years ended June 30, 2005, 2004, and 2003 the Company purchased 2,980, 16,741, and 40,127 shares, respectively, of its class A common stock at an average price of $4.69, $4.32, and $1.64, per share, respectively.
During the year ended June 30, 2005, the Company granted no shares of class A common stock to employees. During the years ended June 30, 2004, and 2003, the Company granted 15,000 and 3,000 shares, respectively, of class A common stock to certain employees at a weighted average fair value on grant date of $1.77 and $1.60, respectively.
In March 1985, the board of directors adopted an Incentive Stock Option Plan (1985 Plan), amended in November 1989 and December 1991, which provides for the granting of options to purchase 200,000 shares of the Company’s class A common stock, at or above fair market value, to certain executives and key salaried employees of the Company and its subsidiaries. Options under the 1985 Plan were granted for a term of up to five years in the case of employees who own in excess of 10 percent of the total combined voting power of all classes of the Company’s stock and up to ten years for other employees. Options issued under the 1985 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options were granted at prices ranging from $1.50 to $4.50 per share, which equaled or exceeded the fair market value at date of grant. The 1985 Plan expired December 31, 1994; consequently, there will be no further options granted under the 1985 Plan. As of June 30, 2005, no options remain outstanding.
In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan), amended in December 1991, which provides for the granting of options to purchase 800,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Since adoption of the 1989 Plan, options have been granted at prices ranging from $1.50 to $5.69 per share, which equaled or exceeded the fair market value at date of grant. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Subsequent to fiscal year end, a director exercised an option for 10,000 shares issued under the 1989 plan.

In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 200,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. On October 1, 2004, options for 20,000 shares were granted at an exercise price of $3.29 per share and vesting of 50 percent on the first and second anniversary dates.
Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

		Weighted
		Average
		Exercise
	Shares	Price ($)
Outstanding June 30, 2002	179,500	1.92
Granted	—	—
Canceled	18,000	1.68
Exercised	—	—
Outstanding June 30, 2003	161,500	1.94
Granted	—	—

Canceled	10,000	1.58
Exercised	500	1.82

Outstanding June 30, 2004	151,000	1.94
Granted	20,000	3.29
Canceled	2,000	2.07
Exercised	4,500	1.63

Outstanding June 30, 2005	164,500	2.11

As of June 30, 2005, 2004, and 2003, exercisable employee stock options totaled 144,500, 144,000, and 144,700 shares and had weighted average exercise prices of $1.95, $1.96, and $2.00 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2005, were as follows:

	Options Outstanding				Options Exercisable
				Weighted		Weighted
	Date of		Remaining	Average		Average
	Option	Number	Life in	Exercise	Number	Option
	Grant	Outstanding	Years	Price ($)	Exercisable	Price ($)
1989	09/05/95	3,500	.18	2.63	3,500	2.63
Plan	05/24/96	10,000	.89	3.06	10,000	3.06
Class A	06/04/97	20,000	1.92	2.00	20,000	2.00
	12/03/99	15,000	4.42	1.50	15,000	1.50

		48,500	2.36	2.11	48,500	2.11

1997	06/04/97	31,000	1.92	1.82	31,000	1.82
Plan	06/04/97	50,000	1.92	2.00	50,000	2.00
Class A	12/03/99	15,000	4.42	1.50	15,000	1.50
	10/01/04	20,000	9.25	3.29	—	—

		116,000	3.51	2.11	96,000	1.86

All Plans	12/94 through 12/99	164,500	3.17	2.11	144,500	1.95

Note 11. Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year Ended June 30,
		% of		% of		% of
	2005	Pretax	2004	Pretax	2003	Pretax
Tax expense (benefit) at statutory rate	$760,390	34.0%	$966,443	34.0%	$10,917	34.0%
Nondeductible membership dues	8,602	0.4%	8,722	0.3%	8,690	27.1%
Nondeductible meals and entertainment	25,291	1.1%	16,807	0.6%	15,091	47.0%
Change in valuation allowance	(34,472)	(1.5%)	(280,921)	(9.9%)	(369,068)	(1149.4%)
Other	30,160	1.3%	(35,212)	(1.2%)	323,868	1008.6%

	$789,971	35.3%	$675,839	23.8%	$(10,502)	(32.7%)

Components of total tax expense are as follows:

	Year Ended June 30,
	2005	2004	2003
Current tax expense	$749,347	$71,543	$7,601
Deferred tax expense (benefit)	49,624	604,296	(18,103)

Total tax expense (benefit)	$789,971	$675,839	$(10,502)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred total assets and liabilities using a 34% tax rate are as follows:

	Year Ended June 30,
	2005	2004
Book/tax differences in the balance sheet
Trading securities	$145,578	$63,448
Prepaid expenses	(145,089)	(97,210)
Accumulated depreciation	12,086	8,012
Accrued expenses	80,499	63,044
Available for sale securities	147,680	38,104
Option issued to vendor	5,984	5,984

	246,738	81,382

Tax carryovers
Charitable contributions carryover	—	7,696
Investment tax credit	—	34,472
Alternative minimum tax credits	—	133,748

	246,738	175,916

Total gross deferred tax asset	246,738	257,298
Valuation allowance	—	(34,472)

Net deferred tax asset	$246,738	$222,826

For federal income tax purposes at June 30, 2005, the Company has no remaining carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management included a valuation allowance of $34,472 at June 30, 2004, providing for the utilization of investment tax credits. The valuation allowance was reduced to zero in fiscal 2005 as the credits expired.
Note 12. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2005	2004	2003
Basic and diluted net income	$1,446,471	$2,166,642	$42,612

Weighted average number of outstanding shares
Basic	7,479,998	7,469,164	7,460,260

Effect of dilutive securities
Employee stock options	84,271	63,970	8,860

Diluted	7,564,269	7,533,134	7,469,120

Earnings per share
Basic	$0.19	$0.29	$0.01

Diluted	$0.19	$0.29	$0.01

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2005, 2004, and 2003, employee stock options for 0, 0, and 88,000 shares, respectively, were excluded from diluted EPS. Additionally, an option issued to a vendor for 20,000 shares was excluded for the years ended June 30, 2005, and June 30, 2004, because it was anti-dilutive as the exercise price was greater than the average share price during the year. The option for 20,000 shares issued to a vendor expired on May 15, 2005.

Note 13. Comprehensive Income
The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
June 30, 2005
Unrealized losses on available-for-sale securities	$(216,280)	$73,535	$(142,745)

Other comprehensive income	$(216,280)	$73,535	$(142,745)

June 30, 2004
Unrealized gains on available-for-sale securities	$824,177	$(280,220)	$543,957

Other comprehensive income	$824,177	$(280,220)	$543,957

June 30, 2003
Unrealized gains on available-for-sale securities	$45,103	$(15,335)	$29,768

Other comprehensive income	$45,103	$(15,335)	$29,768

Note 14. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following details total revenues and income (loss) by business segment:

	Investment
	Management	Corporate
	Services	Investment	Consolidated
Year ended June 30, 2005
Net revenues (loss)	$17,408,377	$(427,038)	$16,981,339

Net income (loss) before income taxes	2,691,479	(455,037)	2,236,442

Depreciation	109,899	—	109,899

Interest expense	81	—	81

Capital expenditures	67,634	—	67,634

Gross identifiable assets at June 30, 2005	8,331,233	3,524,544	11,855,777
Deferred tax asset			246,738

Consolidated total assets at June 30, 2005			12,102,515

Year ended June 30, 2004
Net revenues	11,979,314	1,004,186	12,983,500

Net income (loss) before income taxes	1,839,764	1,002,717	2,842,481

Depreciation	108,065	—	108,065

Interest expense	72,962	183	73,145

Capital expenditures	145,548	—	145,548

Gross identifiable assets at June 30, 2004	6,428,674	2,885,096	9,313,770
Deferred tax asset			222,826

Consolidated total assets at June 30, 2004			9,536,596

Year ended June 30, 2003
Net revenues (loss)	7,842,828	(363,892)	7,478,936

Net income (loss) before income taxes	427,341	(395,231)	32,110

Depreciation	121,493	—	121,493

Interest expense	82,216	729	82,945

Gain on litigation settlement	371,057	—	371,057

Capital expenditures	30,335	—	30,335

Gross identifiable assets at June 30, 2003	5,218,667	1,113,679	6,332,346
Deferred tax asset			1,107,341

Consolidated total assets at June 30, 2003			7,439,687

Note 15. Related Party Transactions
The Company had $4,823,000 and $3,045,000 invested in USGIF and USGAF mutual funds at June 30, 2005, and 2004, respectively. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.
The Company invested $500,000 in an offshore fund (U.S. Global Investors Balanced Natural Resources Fund, Ltd.) that the Company will subadvise starting in July 2005.
Frank Holmes, a director and CEO of the Company, served as an independent director of Franc-Or Resources from June 2000 to November 2003. The Company owns a position in Franc-Or Resources at June 30, 2005, with an estimated fair value of approximately $229,000, recorded as a trading security on the balance sheet.
Mr. Holmes also served as an independent director for BCS Global Networks (formerly Broadband Collaborative Solutions), a private company, from May 2000 to June 30, 2002, when the entity became a public company. Mr. Holmes personally owned shares of BCS Global Networks at June 30, 2005. The Company owned a position in BCS Global Networks at June 30, 2005, with an estimated fair value of approximately $42,000 recorded as available for sale on the balance sheet. Subsequent to fiscal year end, both the Company and Mr. Holmes sold their holdings in BCS Global Networks in response to a tender offer.
Note 16. Contingencies and Commitments
Beginning in July 2003, the Company agreed to maintain a minimum yield on its U.S. Treasury Securities Cash Fund. In order to comply with this arrangement, it may be necessary for the Company to waive a portion of its management fees. These fee waivers are recorded as incurred. If in future periods the yield exceeds the minimum, the Company may be eligible to recover previously waived amounts. The amount of fees waived during fiscal years 2005 and 2004 was $0 and $45,136, respectively. Due to the unpredictability of future yields, the Company has not recorded a receivable for this amount in its financial statements.
The Company entered into an agreement in March 2004 with a financial consulting company to render advice, disseminate information about the Company, and assist in public relations. The Company paid the consulting company $5,000 per month until the agreement terminated in March 2005.
The Company entered into an agreement with a telecommunications company, which commenced in August 2004, to provide an e-mail server and a web server. The agreement terminates in July 2007.
Note 17. Selected Quarterly Financial Data (Unaudited)

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$2,962	$4,106	$4,884	$5,029
Expenses	$2,631	$3,495	$4,154	$4,465
Income Before Income Taxes	$331	$611	$730	$564
Net Income	$240	$407	$449	$350
Earnings per Share:
Basic	$0.03	$0.05	$0.06	$0.05
Diluted	$0.03	$0.05	$0.06	$0.05

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$2,629	$4,337	$3,217	$2,800
Expenses	$1,946	$2,514	$2,870	$2,811
Income (Loss) Before Income Taxes	$683	$1,823	$347	$(11)
Net Income	$688	$1,248	$240	$(10)
Earnings per Share:
Basic	$0.09	$0.17	$0.03	($0.00)
Diluted	$0.09	$0.17	$0.03	($0.00)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no changes in and disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III of Annual Report on Form 10-K
Item 10. Directors and Executive Officers of the Company
The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E. Holmes	50	Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has also served as Director of 71316 Ontario, Inc. since April 1987. Director, President, and Secretary of F.E. Holmes Organization, Inc. since July 1978. Mr. Holmes served as Director of Franc-Or Resources Corporation from June 2000 to November 2003, Chairman and Director of Fortress IT Corp (formerly Consolidated Fortress) from November 2000 to November 2003, and Director of Broadband Collaborative Solutions from May 2000 to June 2002.

Jerold H. Rubinstein	67	Director of the Company since October 1989. Chief Executive Officer and founder of Music Imaging & Media, Inc. from July 2002 to present. Chairman of Musicplex, Inc. from September 1999 to June 2002. Chairman of Xtra Music Services from July 1997 to May 2000. Chairman of the Board of Directors and Chief Executive Officer of DMX Inc. from May 1986 to July 1997.

Roy D. Terracina	59	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., an investment company, since January 1994.

Thomas F. Lydon, Jr.	45	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. President, Vice President and Account Manager with Fabian Financial Services, Inc. from April 1984 to March 1996. Member of the Advisory Board for Schwab Institutional from 1989 to 1991 and from 1995 to 1996. Member of the Advisory Board of Rydex Series Trust since January 1999. Fund Relations Chair for SAAFTI since 1994.

Susan B. McGee	46	President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	45	Chief Financial Officer of the Company since August 2004. Controller of the Company from April 2004 until August 2004. Associate with Resources Connection from July 2003 to February 2004. Recruiting Manager with Robert Half International from November 2002 to June 2003. Controller of Luby’s Inc. from June 2000 to October 2002. Assistant Controller of Hunt Building Corp. from April 1995 to October 1998. Senior auditor with KPMG Peat Marwick from October 1993 to March 1995.
None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the board of directors are elected for one-year terms or until their successors are elected and qualified. The board of directors appoints the executive officers of the Company. The Company’s Compensation Committee assists the board of directors in carrying out its responsibilities with respect to (a) employee qualified benefit plans and employee programs, (b) executive compensation programs, (c) stock option plans, and (d) director compensation programs, and consists of Messrs. Lydon, Rubinstein, and Terracina. The Company’s Audit Committee consists of Messrs. Lydon, Rubinstein, and Terracina. The board of directors has determined that a member of the Audit Committee, namely Roy D. Terracina, is an “audit committee financial expert” (as defined by the SEC). The Company does not have a Nominating Committee.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2005, all Section 16(a) filing requirements applicable to its directors, officers and more than 10% beneficial owners were met.

Item 11. Executive Compensation
The Company has intentionally omitted columns (g), (h), and (i) as they are not applicable.
Executive compensation includes amounts identified for 401(k) contributions and amounts for Company savings plans (calculable through the end of the June 30, 2005, fiscal year).

							Long-Term
							Compensation
Annual Compensation							Awards
(a)	(b)	(c)		(d)	(e)		(f)
					Other
Name and					Annual		Restricted
Principal Position					Compen-		Stock
During FY 2005	Year	Salary ($)		Bonus ($)	sation ($)		Awards ($)
Frank Holmes	2005	492,040	(1)	273,805	—	(3)	50,000	(2)
Chairman, Chief	2004	485,190	(1)	206,640	—	(3)	50,000	(2)
Executive Officer	2003	486,025	(1)	110,195	—	(3)	50,000	(2)

Susan B. McGee	2005	188,714		213,186	—	(3)	—
President, General	2004	188,714		168,210	—	(3)	—
Counsel	2003	175,206		64,390	—	(3)	6,500

Catherine A. Rademacher	2005	96,116		23,630	—	(3)	—
Chief Financial Officer

(1)	Includes trustee fees of $47,250, $40,400, and $40,350 paid by the Company during fiscal year 2005, 2004, and 2003, respectively.

(2)	In June 1999, the board of directors granted Holmes 1,000,000 shares of class C common stock to be vested, in equal parts, over a ten-year period beginning with fiscal year 1999, with an annual compensation value of $50,000. Holmes will be fully vested on June 30, 2008. Issuance was in part to compensate him for his efforts and upon cancellation of Holmes’ warrants and option to acquire 986,122 shares of class C common stock.

(3)	The Company believes that the aggregate amounts of such omitted personal benefits do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported in columns (c) and (d) for the named executive officers.
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
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company did not make a profit sharing contribution for the 2005, 2004 or 2003 fiscal years.

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
Stock Purchase Plan
The Company has a program whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2005, 2004, and 2003, employees purchased 15,127; 28,180; and 20,510 shares of treasury stock from the Company, respectively.
Stock Option Plans
In March 1985, the board of directors of the Company adopted an Incentive Stock Option Plan (1985 Plan), giving certain executives and key salaried employees of the Company and its subsidiaries options to purchase shares of the Company’s class A common stock. The 1985 Plan was amended on November 7, 1989 and December 6, 1991. In December 1991, it was amended to provide provisions to cause the plan and future grants under the plan to qualify under the Securities Exchange Act of 1934 (1934 Act) Rule 16b-3. As of June 30, 2005, under this plan, 202,500 options were granted, 88,500 options had been exercised, 114,000 options had expired, and zero options remained outstanding. The 1985 Plan, as amended, terminated on December 31, 1994.
In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 2005, there were no grants. As of June 30, 2005, under this amended plan, 876,700 options had been granted, 403,000 options had been exercised, 425,200 options had expired, and 48,500 options remained outstanding, and 348,500 options are available for grant.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 2005, there were two options for 10,000 shares each granted. As of June 30, 2005, 260,500 options had been granted, 12,500 shares had been exercised, 132,000 options had expired, 116,000 options remained outstanding, and 71,500 options are available for grant.

The following table lists information concerning individual grants of stock options made during the last fiscal year to each of the named executive officers. The Company has intentionally omitted columns (f) and (g) as they are not applicable.

Option/SAR Grants in Last Fiscal Year
	Number of	Percent of total
	securities	options/SARs
	underlying	granted to	Exercise of
	options/SARS	employees in	base price	Expiration	Grant date
Name	granted (#)	fiscal year	$/Sh	date	present value $
Catherine A. Rademacher	10,000	50%	$3.29	10/1/2014	$30,756
The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values. During fiscal year 2005, one option for 10,000 shares was granted to an officer of the Company.

(a)	(b)	(c)	(d)	(e)
Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-The-Money
			Options/SARs	Options/SARs
			at FY End (#)	at FY End ($)
Number of
	Shares	Dollar
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable
Frank E. Holmes	0	0	1,000/0	$2,215/$0

Susan B. McGee	500	$433	51,000/0	$145,615/$0

Catherine A. Rademacher	0	0	0/10,000	$0/$15,500
Compensation of Directors
The Company may grant nonemployee directors options under the Company’s 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $6,000 in any quarter paid in arrears. For the fiscal year ended June 30, 2005, two nonemployee directors each received compensation of $27,000 and one nonemployee director received compensation of $24,000. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors.
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
The Company has utilized option grants under the 1985 Plan, the 1989 Plan, and the 1997 Plan to induce qualified individuals to join the Company with a base pay consistent with the foregoing, thereby providing the individual with an opportunity to benefit if there is significant Company growth. Similarly, options have been utilized to reward existing employees for long and faithful service and to encourage them to stay with the Company. The Compensation Committee administers the stock option plans and acts upon recommendations of the board of directors.
Company Performance Presentation
The graph above compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for both the S&P 500 Index and the American Stock Exchange Gold BUGS Index (HUI) for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2000, and that all dividends are reinvested.

Item 12. Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners
Class C Common Stock (Voting Stock)
On September 9, 2005, there were 1,496,800 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

	Class C Common
	Shares
	Beneficially		Percent of
Name and Address of Beneficial Owner	Owned		Class (%)
Frank E. Holmes 7900 Callaghan Road San Antonio, TX 78229	1,392,211	(1)	93.01%

(1)	Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a ten-year period and will be fully vested on June 30, 2008; 102,280 shares owned by F. E. Holmes Organization Inc.; 285,000 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.
Class A Common Stock (Nonvoting Stock)
On September 9, 2005, there were 5,999,714 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

	Class A Common
	Shares
	Beneficially		Percent of
Name and Address of Beneficial Owner	Owned		Class (%)
Osmium Partners LLC(1) – San Francisco, California	302,336	(1)	5.04%
Boston Partners Asset Management LLC (2) - Boston, Massachusetts	314,210	(2)	5.23%
Royce & Associates, LLC. – New York, New York (3)	872,505	(3)	14.54%

(1)	Information is from Schedule 13G for period ending February 8, 2005, filed with the SEC March 18, 2005.

(2)	Information is from Schedule 13G for period ending December 31, 2004, filed with the SEC February 10, 2005.

(3)	Information is from Schedule 13G for period ending December 31, 2004, filed with the SEC February 3, 2005.

Security Ownership of Management
The following table sets forth, as of September 9, 2005, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C			Class A
	Common Stock			Common Stock
	Number			Number
	of			of
Beneficial Owner	Shares		%	Shares		%
Frank E. Holmes, CEO, Director	1,392,211	(1)	93.01%	289,343	(2)	4.61%

Thomas F. Lydon, Jr., Director	—		—	10,000	(3)	0.16%

Susan B. McGee, President, General Counsel	—		—	69,604	(3)	1.11%

Catherine A. Rademacher, CFO	—		—	369		0.01%

Roy D. Terracina, Director	—		—	50,100	(3)	0.80%

All directors and executive officers as a	1,392,211		93.01%	419,416		6.68%
group (five persons)

(1)	Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a period of ten years and will be fully vested on June 30, 2008; 102,280 shares owned by F. E. Holmes Organization Inc.; 285,000 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.

(2)	Includes 100,000 shares of class A common stock held by F.E. Holmes Organization, Inc., a corporation wholly owned by Mr. Holmes; 99,376 shares owned directly by Mr. Holmes, 88,667 shares owned by Mr. Holmes in retirement accounts, and 1,300 shares of class A common stock owned separately by Mr. Holmes’ wife. Mr. Holmes disclaims beneficial ownership of these 1,300 shares of class A common stock.

(3)	Includes shares of class A common stock underlying presently exercisable options held directly by each individual as follows: Mr. Lydon – 10,000 shares; Ms. McGee – 50,000 shares; and Mr. Terracina – 50,000 shares.

Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders
1985 Stock Option Plan (1)	0	—	0
1989 Stock Option Plan (2)	48,500	$2.11	348,500
1997 Non-Qualified Stock Option Plan (3)	116,000	$2.11	71,500
Employee Stock Purchase Plan (4)	N/A	N/A	31,693
Total	164,500		451,693

(1)	No options may be granted under this plan after December 31, 1994.

(2)	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

(3)	Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

(4)	The Company has adopted a stock purchase plan to provide eligible employees of the Company an opportunity to purchase common stock of the Company. There are 75,000 authorized shares of treasury stock reserved for issuance under the plan. The Company contributes on behalf of each participant an amount equal to lesser of (i) the aggregate amount of the participant’s payroll deductions for the purchase period, or (ii) 3% of the participant’s base compensation during the purchase period.
Item 13. Certain Relationships and Related Transactions
U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 15 to the Consolidated Financial Statements and filed as a part of this report.

Item 14. Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2005 and 2004, respectively, rendered by BDO Seidman, LLP.

	Fiscal year ended June 30,
	2005	2004
Audit fees (1)	$109,000	$90,000
Audit-related fees (2)	5,256	6,900
Tax fees (3)	19,084	14,000
All other fees	—	—

Total fees	$133,340	$110,900

(1)	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements. These fees also include professional services rendered in assistance with the Company’s compliance with Sarbanes-Oxley requirements. Audit-related fees in fiscal 2005 also include fees for professional services rendered in Guernsey in connection with USGG accounts in the amount of $2,216.

(3)	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments. These fees in fiscal 2005 also include $7,254 for consultation with Guernsey taxing authorities on operations of USGG.
Audit Committee Pre-Approval Policies
The Audit Committee has established pre-approval policies pursuant to which all audit and auditor- provided non-audit engagement fees and terms must be approved. Pre-approval is generally provided and is detailed as to the particular service or category of services. The Audit Committee is also responsible for considering, to the extent applicable, whether the independent auditors’ provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors.
All services provided by BDO Seidman, LLP in the fiscal year ended June 30, 2005, were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as part of this report:
1. Financial Statements
The Consolidated Financial Statements including:
•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of June 30, 2005 and 2004

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2005

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2005

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2005

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
None.
3. Exhibits

3.1	Third Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession Number 0000754811-96-000025).

3.2	By-Laws of Company, incorporated by reference to Exhibit D of the Company’s Registration Statement No. 33-33012 filed on Form S-8 with the Commission on January 30, 1990, as amended (EDGAR Accession Number 0000754811-00-000017).

10.1	Advisory Agreement dated October 27, 1989, by and between Company and United Services Funds, incorporated by reference to Exhibit (4)(b) of the Company’s Form 10-K for fiscal year ended June 30, 1990 (EDGAR Accession No. 0000101507-99-000019).

10.2	Advisory Agreement dated September 21, 1994, by and between Company and Accolade Funds, incorporated by reference to Exhibit 10.2 of Company’s Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

10.3	Sub-Advisory Agreement dated September 21, 1994, by and between Company, Accolade Funds/Bonnel Growth Fund and Bonnel, Inc., incorporated by reference to Exhibit 10.3 of Company’s Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

10.4	Sub-Advisory Agreement dated November 15, 1996, by and between Company, U.S. Global Accolade Funds/MegaTrends Fund, and Money Growth Institute, Inc., incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-1A dated June 21, 1996 (EDGAR Accession No. 0000902042-96-000046).

10.5	Sub-Advisory Agreement dated January 25, 2002, by and between Company, U.S. Global Accolade Funds/ Eastern European Fund, and Charlemagne Capital Limited, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2002 (EDGAR Accession No. 07777811-02-000019).

10.6	Transfer Agency Agreement dated December 15, 2000, by and between United Shareholder Services, Inc. and U.S. Global Accolade Funds incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.7	Transfer Agency Agreement dated February 21, 2001, by and between United Shareholder Services, Inc. and U.S. Global Investors Funds, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.8	Loan Agreement between Company and Bank One NA, dated February 1, 2001, for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.9	Amendment No. 1, dated July 1, 2001, to loan agreement between Company and Bank One NA for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2003 (EDGAR Accession No. 0000754811-03-000018).

10.10	Amendment No. 2, dated February 1, 2003, to loan agreement between Company and Bank One NA for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2003 (EDGAR Accession No. 0000754811-03-000018).

10.11	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.12	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.13	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.14	Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registration Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

10.15	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.16	Appendix A to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.17	Amendment dated February 21, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.18	Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-1A dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

10.19	Amendment dated May 14, 1999, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-1A dated February 29, 1999 (EDGAR Accession No. 0000902042-99-000004).

10.20	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.21	Appendix A to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.22	Amendment dated February 16, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.23	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.24	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2004 (EDGAR Accession Number 0000950134-04-014177).

14.02	Code of Ethics, adopted June 28, 1989, and amended March 23, 2005, included herein.

21	List of Subsidiaries of the Company, included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
(b) Reports on Form 8-K
(i)	On September 27, 2004, the Company filed a Current Report on Form 8-K dated September 27, 2004, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the fiscal year ended June 30, 2004.

(ii)	On November 15, 2004, the Company filed a Current Report on Form 8-K dated November 15, 2004, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended September 30, 2004.

(iii)	On November 15, 2004, the Company filed a Current Report on Form 8-K/A dated November 15, 2004, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended September 30, 2004 (changes to financial highlights table).

(iv)	On February 14, 2005, the Company filed a Current Report on Form 8-K dated February 14, 2005, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended December 31, 2004.

(v)	On May 16, 2005, the Company filed a Current Report on Form 8-K dated May 16, 2005, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended March 31, 2005.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank Holmes

Frank E. Holmes
Date: September 28, 2005	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Frank Holmes

Frank E. Holmes	Chairman of the Board of Directors Chief Executive Officer Chief Investment Officer	September 28, 2005

* /s/ Thomas F. Lydon, Jr.

Thomas F. Lydon, Jr.	Director	September 28, 2005

* /s/ Jerold H. Rubinstein

Jerold H. Rubinstein	Director	September 28, 2005

* /s/ Roy D. Terracina

Roy D. Terracina	Director	September 28, 2005

/s/ Catherine A. Rademacher		September 28, 2005

Catherine A. Rademacher	Chief Financial Officer

*BY: /s/ Susan B. McGee

Susan B. McGee		September 28, 2005
Attorney-in-Fact under Power
of Attorney dated
September 26, 2001