Form 10-Q
period 2005-09-30
U S GLOBAL INVESTORS INC
filed 2005-11-14
CIK 754811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
On November 4, 2005, there were 6,319,974 shares of Registrant’s class A nonvoting common stock issued and 5,999,614 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 1 of 21
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	SEPTEMBER 30, 2005	JUNE 30, 2005
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$4,617,829	$3,814,178
Due from brokers	69,484	—
Trading securities, at fair value	2,963,365	2,612,529
Receivables
Mutual funds, net of allowance of $19,051 and $26,488 at September 30, 2005, and June 30, 2005, respectively	2,899,835	2,221,148
Other advisory clients	292,846	54,140
Employees	1,771	750
Other	56,723	43,274
Prepaid expenses	358,244	450,963
Deferred tax asset	29,185	80,989

Total Current Assets	11,289,282	9,277,971

Net Property and Equipment	1,785,959	1,768,334

Other Assets
Long-term deferred tax asset	205,872	165,749
Investment securities available-for-sale, at fair value	768,722	890,461

Total Other Assets	974,594	1,056,210

Total Assets	$14,049,835	$12,102,515

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 2 of 21
Liabilities and Shareholders’ Equity

	SEPTEMBER 30, 2005	JUNE 30, 2005
	(UNAUDITED)
Current Liabilities
Accounts payable	$125,122	$193,249
Accrued compensation and related costs	788,224	525,140
Other accrued expenses	2,086,082	1,481,038

Total Current Liabilities	2,999,428	2,199,427

Total Liabilities	2,999,428	2,199,427

Shareholders’ Equity
Common stock (Class A) — $.05 par value; nonvoting; authorized, 7,000,000 shares; issued, 6,319,974 and 6,316,474 shares at September 30, 2005 and June 30, 2005, respectively	315,999	315,824
Common stock (Class B) — $.05 par value; nonvoting; authorized, 2,250,000 shares; no shares issued	—	—
Common stock (Class C) — $.05 par value; voting; authorized, 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in-capital	11,056,542	11,008,535
Treasury stock, class A shares at cost; 320,360 and 326,988 shares at September 30, 2005, and June 30, 2005, respectively	(638,512)	(650,592)
Accumulated other comprehensive income, net of tax	381,450	390,329

Accumulated deficit	(139,912)	(1,235,848)

Total Shareholders’ Equity	11,050,407	9,903,088

Total Liabilities and Shareholders’ Equity	$14,049,835	$12,102,515

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 3 of 21
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Revenues
Investment advisory fees	$5,199,305	$2,358,049
Transfer agent fees	1,051,112	695,105
Investment income (loss)	293,536	(122,572)
Other	30,569	31,067

	6,574,522	2,961,649

Expenses
Employee compensation and benefits	1,883,319	1,244,226
General and administrative	914,713	707,791
Subadvisory fees	1,191,733	305,006
Omnibus fees	698,972	258,971
Advertising	141,378	87,339
Depreciation	28,937	27,246

	4,859,052	2,630,579

Income Before Income Taxes	1,715,470	331,070

Provision for Federal Income Taxes
Tax Expense	619,535	90,608

Net Income	$1,095,935	$240,462

Other comprehensive income, net of tax
Unrealized (losses) gains on available-for-sale securities	(8,879)	158,698

Comprehensive Income	$1,087,056	$399,160

Basic Net Income per Share	$0.15	$0.03

Diluted Net Income per Share	$0.14	$0.03

Basic weighted average number of common shares outstanding	7,492,493	7,473,222

Diluted weighted average number of common shares outstanding	7,587,049	7,530,663
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 4 of 21
Consolidated Statements of Cash Flows (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,095,935	$240,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,937	27,246
Net recognized loss on securities	40,347	94,870
Provision for deferred taxes	16,255	3,067
Provision for losses on accounts receivable	(7,437)	—
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	(993,910)	(19,182)
Prepaid expenses and other	92,719	49,648
Trading securities	(350,836)	35,925
Accounts payable and accrued expenses	800,001	(43,194)

Total adjustments	(373,924)	148,380

Net Cash Provided by Operating Activities	722,011	388,842

Cash Flows from Investing Activities:
Purchase of property and equipment	(46,561)	(2,746)
Disposal of property and equipment	—	—
Purchase of available-for-sale securities	(8,420)	—
Proceeds on sale of available-for-sale securities	76,360	—

Net Cash Provided by (Used in) Investing Activities	21,379	(2,746)

Cash Flow from Financing Activities:
Proceeds from issuance or exercise of stock, warrants, and options	60,953	14,160
Purchase of treasury stock	(692)	—

Net Cash Provided by Financing Activities	60,261	14,160

Net Increase in Cash and Cash Equivalents	803,651	400,256

Beginning Cash and Cash Equivalents	3,814,178	2,831,676

Ending Cash and Cash Equivalents	$4,617,829	$3,231,932

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 5 of 21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
The consolidated financial statements have been prepared by U.S. Global Investors, Inc. (the Company or U.S. Global) pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended June 30, 2005.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), U.S. Global Brokerage, Inc. (USGB), and U.S. Global Investors (Bermuda) Limited (USBERM).
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three-month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Investments
As of September 30, 2005, the Company held investments with a market value of $3.73 million and a cost basis of $3.29 million. The market value of these investments is approximately 26.6 percent of the Company’s total assets.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.
Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2005, and June 30, 2005.

				Unrealized
				holding gains on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of 34% tax

Trading[1]	$2,963,365	$3,100,700	$(137,335)
Available for sale[2]	768,722	190,767	577,955	$381,450

Total at September 30, 2005	$3,732,087	$3,291,467	$440,620

Trading[1]	$2,612,529	$3,040,700	$(428,171)
Available for sale[2]	890,461	299,055	591,406	$390,329

Total at June 30, 2005	$3,502,990	$3,339,755	$163,235

1 Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2 Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 6 of 21
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ending September 30, 2005, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Three months ended
Investment Income (Loss)	9/30/05	9/30/04

Realized losses on sales of available-for-sale securities	$(11,691)	$—
Unrealized gains (losses) on trading securities	290,836	(37,687)
Realized foreign currency gains	1,348	—
Other-than-temporary declines in available-for-sale securities	(28,655)	(94,870)
Dividend and interest income	41,698	9,985

Total Investment Income (Loss)	$293,536	$(122,572)

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
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2006, and February 28, 2006, respectively, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the quarters ended September 30, 2005, and 2004 were $360,391, and $353,432, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2006 and May 2006, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company began providing management and advisory services for the Meridian Global Gold and Resources Fund

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 7 of 21
Ltd., an offshore fund, in the first quarter of fiscal year 2005. The Company receives a monthly management fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company has recorded management and performance fees totaling $298,686 and $3,631 for the quarters ended September 30, 2005, and September 30, 2004, respectively.
On July 1, 2005, the Company began providing management and advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly management fee and a quarterly performance fee, if any. The Company has waived all management and performance fees for the quarter ended September 30, 2005, in order to allow the fund to deliver attractive performance returns while increasing its assets.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.
Note 4. Credit Facility
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of September 30, 2005, this credit facility remained unutilized by the Company.
Note 5. Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
On July 1, 2005 (the first day of the Company’s 2006 fiscal year), the Company adopted SFAS 123R. The provisions of SFAS 123R became effective the first annual reporting period beginning after June 15, 2005, and the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the three months ended September 30, 2004 based on the fair value method under SFAS 123. The reported and pro forma net income and earnings per share for the three months ended September 30, 2005, are the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. The amounts for the three months ended September 30, 2005, are included in the table below only to provide the detail for a comparative presentation to the period of the previous year.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 8 of 21

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Net Income, as reported	$1,095,935	$240,462
Add: Stock-based employee compensation expense included in reported net income, net of tax	12,036	8,250
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(12,036)	(9,162)

Pro forma net income	$1,095,935	$239,550

Earnings per share:
Basic as reported	$0.15	$0.03
Basic pro forma	$0.15	$0.03
Diluted as reported	$0.14	$0.03
Diluted pro forma	$0.14	$0.03
Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for stock-based awards. Beginning with the 2006 fiscal year, with the adoption of SFAS 123R, stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2005, was $18,325 ($12,036 after tax). As of September 30, 2005, there was approximately $55,000 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the next year.
Stock compensation plans
The Company’s stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors, and generally are exercisable in increments of 20% per year beginning one year from date of grant and expire ten years from date of grant.
The following table summarizes information about our stock option plans for the three months ended September 30, 2005.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	164,500	$2.11
Granted	—	—
Exercised	13,500	$2.16
Forfeited	—	—

Options outstanding, end of quarter	151,000	$2.10

Options exercisable, end of quarter	144,500	$1.95

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 9 of 21
Note 6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Net income	$1,095,935	$240,462

Weighted average number of outstanding shares
Basic	7,492,493	7,473,222

Effect of dilutive securities
Employee stock options	94,556	57,441

Diluted	7,587,049	7,750,663

Earnings per share
Basic	$0.15	$0.03
Diluted	$0.14	$0.03
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended September 30, 2005, no options were excluded from diluted EPS. For the quarter ended September 30, 2004, options for 20,000 shares were excluded from diluted EPS.
Note 7. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of unrealized gains on available-for-sale securities and capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at September 30, 2005, or June 30, 2005, respectively.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 10 of 21
Note 8. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended September 30, 2005
Revenues	$6,322,003	$252,519	$6,574,522

Income before income taxes	$1,470,088	$245,382	$1,715,470

Depreciation	$28,937	$—	$28,937

Interest expense	$—	$—	$—

Capital expenditures	$46,561	$—	$46,561

Gross identifiable assets at September 30, 2005	$9,999,114	$3,815,664	$13,814,778
Deferred tax asset			235,057

Consolidated total assets at September 30, 2005			$14,049,835

Three months ended September 30, 2004
Revenues	$3,094,207	$(132,558)	$2,961,649

Income (loss) before income taxes	$463,628	$(132,558)	$331,070

Depreciation	$27,246	$—	$27,246

Interest expense	$—	$—	$—

Capital expenditures	$2,746	$—	$2,746

Note 9. Contingencies and commitments
The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements.
During the normal course of business, the Company may be subject to claims, legal proceedings and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 11 of 21
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
BUSINESS SEGMENTS
The Company, with principal operations located in San Antonio, Texas, manages two business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position.
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
During the quarter ended September 30, 2005, mutual fund assets under management averaged $2.41 billion versus $1.35 billion for the same period ended September 30, 2004. This increase was primarily due to significant increase in the natural resource and foreign equity funds under management.
The Company began providing management and advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund, in the first quarter of fiscal year 2005. The Company receives a monthly management fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company has recorded management and performance fees totaling $298,686 and $3,631 for the quarters ended September 30, 2005, and September 30, 2004, respectively.
On July 1, 2005, the Company began providing management and advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly management fee and a quarterly performance fee, if any. The Company has waived all management and performance fees for the quarter ended September 30, 2005, in order to allow the fund to deliver attractive performance returns while increasing its assets.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 12 of 21
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
As of September 30, 2005, the Company held investments with a market value of $3.73 million and a cost basis of $3.29 million. The market value of these investments is approximately 26.6 percent of the Company’s total assets. For the quarters ended September 30, 2005, and 2004, respectively, sales of available-for-sale securities generated realized losses of $11,691 and $0. For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The company recorded other-than-temporary-declines of $28,655 and $94,870 for the quarters ended September 30, 2005, and 2004, respectively.
RESULTS OF OPERATIONS — QUARTER ENDED SEPTEMBER 30, 2005 AND 2004
The Company posted net after-tax income of $1,095,935 ($0.15 income per share) for the quarter ended September 30, 2005, compared with a net after-tax income $240,462 ($0.03 income per share) for the quarter ended September 30, 2004.
Revenues
Total consolidated revenues for the quarter ended September 30, 2005, increased $3,612,873, or 122.0 percent, compared with the quarter ended September 30, 2004. This increase was primarily attributable to the following:
•	Mutual fund investment advisory fees grew by $2,546,000 as a result of increased assets under management;

•	Investment income increased by $416,000 due primarily to a decrease in unrealized losses on corporate investments classified as trading securities;

•	Transfer agent fees increased by $356,000 primarily as a result of growth in the number of shareholder accounts;

•	Other advisory fees increased by $295,000 as a result of the growth and performance of an offshore fund the Company manages.
Expenses
Total consolidated expenses for the quarter ended September 30, 2005, increased $2,228,473, or 84.7 percent, compared with the quarter ended September 30, 2004. This was largely attributable to the following:
•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by $887,000;

•	Driven by strong mutual fund performance, compensation expense increased by $639,000;

•	Omnibus fees increased by $440,000 due to increased asset flows through broker/dealer platforms; and

•	General and administrative expenses increased by $207,000 primarily due to consulting and marketing-related travel and entertainment costs.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 13 of 21
Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held through their platforms. Accordingly, net platform distribution (omnibus) fees have increased as assets have grown through these platforms.
INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of unrealized gains on available-for-sale securities and capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at September 30, 2005, or June 30, 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2005, the Company had net working capital (current assets minus current liabilities) of approximately $8.3 million and a current ratio (current assets divided by current liabilities) of 3.8 to 1. With approximately $4.6 million in cash and cash equivalents and approximately $3.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $11.0 million, with cash, cash equivalents, and marketable securities comprising 59.4% of total assets.
As of September 30, 2005, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of September 30, 2005, this credit facility remained unutilized by the Company. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
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
CRITICAL ACCOUNTING POLICIES
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
On July 1, 2005 (the first day of the Company’s 2006 fiscal year), the Company adopted SFAS 123R. The provisions of SFAS 123R became effective the first annual reporting period beginning after June 15, 2005, and the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 14 of 21
have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
For discussion of other significant accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2005.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 15 of 21
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
The table below summarizes the Company’s equity price risks as of September 30, 2005, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity, Net
	September 30, 2005	Change	Change	of Tax
Trading Securities[1]	$2,963,365	25%increase	$3,704,206	$488,955
		25%decrease	$2,222,524	$(488,955)
Available-for-Sale[2]	$768,722	25%increase	$960,903	$126,839
		25%decrease	$576,542	$(126,839)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 16 of 21
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
1. Exhibits
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
2. Reports on Form 8-K
Current Report on Form 8-K filed September 28, 2005, filing of Press Release Reporting Earnings and Other Financial Results for the year ended June 30, 2005.

U.S. Global Investors, Inc.
September 30, 2005, Quarterly Report on Form 10-Q	Page 17 of 21
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: November 14, 2005	BY:	/s/ Frank E. Holmes

Frank E. Holmes
Chief Executive Officer

DATED: November 14, 2005	BY:	/s/ Catherine A. Rademacher

Catherine A. Rademacher
Chief Financial Officer