Form 10-Q
period 2005-12-31
U S GLOBAL INVESTORS INC
filed 2006-02-14
CIK 754811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

7900 Callaghan Road	78229-1234
San Antonio, Texas	(Zip Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
On January 27, 2006, there were 6,334,974 shares of Registrant’s class A nonvoting common stock issued and 5,993,059 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 1 of 23
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	DECEMBER 31, 2005	JUNE 30, 2005
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$4,823,023	$3,814,178
Due from brokers	2,297	—
Trading securities, at fair value	3,313,500	2,612,529
Receivables
Mutual funds, net of allowance of $18,200 and $26,488 at December 31, 2005, and June 30, 2005, respectively	3,287,786	2,221,148
Other advisory clients	219,961	54,140
Employees	1,210	750
Other	324,760	43,274
Prepaid expenses	614,414	450,963
Deferred tax asset	—	80,989

Total Current Assets	12,586,951	9,277,971

Net Property and Equipment	1,883,693	1,768,334

Other Assets
Long-term deferred tax asset	87,527	165,749
Investment securities available-for-sale, at fair value	525,247	890,461

Total Other Assets	612,774	1,056,210

Total Assets	$15,083,418	$12,102,515

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 2 of 23
Liabilities and Shareholders’ Equity

	DECEMBER 31, 2005	JUNE 30, 2005
	(UNAUDITED)
Current Liabilities
Accounts payable	$220,104	$193,249
Accrued compensation and related costs	1,016,714	525,140
Deferred tax liability	128,473	—
Other accrued expenses	1,650,201	1,481,038

Total Current Liabilities	3,015,492	2,199,427

Total Liabilities	3,015,492	2,199,427

Shareholders’ Equity
Common stock (Class A) — $.05 par value; nonvoting; authorized, 7,000,000 shares; issued, 6,334,974 shares and 6,316,474 shares at December 31, 2005, and June 30, 2005, respectively	316,749	315,824
Common stock (Class B) — $.05 par value; nonvoting; authorized, 2,250,000 shares; no shares issued	—	—
Common stock (Class C) — $.05 par value; voting; authorized, 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in-capital	11,192,266	11,008,535
Treasury stock, class A shares at cost; 341,915 and 326,988 shares at December 31, 2005, and June 30, 2005, respectively	(844,231)	(650,592)
Accumulated other comprehensive income, net of tax	300,625	390,329
Retained earnings (deficit)	1,027,677	(1,235,848)

Total Shareholders’ Equity	12,067,926	9,903,088

Total Liabilities and Shareholders’ Equity	$15,083,418	$12,102,515

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 3 of 23
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues
Investment advisory fees	$11,377,704	$5,596,539	$6,178,399	$3,238,490
Transfer agent fees	2,219,492	1,461,613	1,168,380	766,508
Investment income (loss)	654,542	(65,993)	361,006	56,579
Other	83,616	75,388	53,047	44,321

	14,335,354	7,067,547	7,760,832	4,105,898

Expenses
Employee compensation and benefits	3,962,234	2,843,117	2,078,915	1,598,891
General and administrative	2,237,648	1,585,345	1,322,935	877,555
Subadvisory fees	2,794,535	843,820	1,602,802	538,814
Omnibus fees	1,611,723	618,670	912,751	359,699
Advertising	239,924	180,740	98,546	93,401
Depreciation	60,930	54,367	31,993	27,121

	10,906,994	6,126,059	6,047,942	3,495,481

Income Before Income Taxes	3,428,360	941,488	1,712,890	610,417

Provision for Federal Income Taxes
Tax Expense	1,164,835	293,838	545,300	203,230

Net Income	2,263,525	647,650	1,167,590	407,187

Other comprehensive income (loss), net of tax

Unrealized gains (losses) on available-for-sale securities	(89,704)	94,317	(80,825)	(64,381)

Comprehensive Income	$2,173,821	$741,967	1,086,765	$342,806

Basic Net Income per Share	$0.30	$0.09	$0.16	$0.05

Diluted Net Income per Share	$0.30	$0.09	$0.15	$0.05

Basic weighted average number of common shares outstanding	7,493,405	7,477,007	7,494,317	7,480,792

Diluted weighted average number of common shares outstanding	7,602,690	7,538,353	7,612,235	7,546,380
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 4 of 23
Consolidated Statements of Cash Flows (Unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$2,263,525	$647,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,930	54,367
Net recognized loss (gain) on securities	(74,564)	95,596
Gain on disposal of fixed assets	—	(297)
Provision for deferred taxes	333,894	157,707
Provision for losses on accounts receivable	(8,288)	—
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	(1,508,414)	(358,854)
Prepaid expenses and other	(163,451)	(256,782)
Trading securities	(612,461)	(45,762)
Accounts payable and accrued expenses	687,592	13,538

Total adjustments	(1,284,762)	(340,487)

Net Cash Provided by Operating Activities	978,763	307,163

Cash Flows from Investing Activities:
Purchase of property and equipment	(176,289)	(5,440)
Purchase of available-for-sale securities	(8,420)	—
Proceeds on sale of available-for-sale securities	223,774	—

Net Cash Provided by (Used in) Investing Activities	39,065	(5,440)

Cash Flow from Financing Activities:
Proceeds from issuance or exercise of stock, warrants, and options	145,230	43,423
Purchase of treasury stock	(206,411)	—
Treasury stock issued	52,198	(4,533)

Net Cash Provided by (Used in) Financing Activities	(8,983)	38,890

Net Increase in Cash and Cash Equivalents	1,008,845	340,613

Beginning Cash and Cash Equivalents	3,814,178	2,831,676

Ending Cash and Cash Equivalents	$4,823,023	$3,172,289

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 5 of 23
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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), U.S. Global Brokerage, Inc. (USGB), and US Global Investors (Bermuda) Limited (USBERM).
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six-month and three-month periods ended December 31, 2005, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Investments
As of December 31, 2005, the Company held investments with a market value of $3.84 million and a cost basis of $3.33 million. The market value of these investments is approximately 25.5 percent of the Company’s total assets.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.
Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2005, and June 30, 2005.

				Unrealized holding
				gains on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of 34% tax

Trading[1]	$3,313,500	$3,262,221	$51,279
Available for sale[2]	525,247	69,755	455,492	$300,625

Total at December 31, 2005	$3,838,747	$3,331,976	$506,771

Trading[1]	$2,612,529	$3,040,700	$(428,171)
Available for sale[2]	890,461	299,055	591,406	$390,329

Total at June 30, 2005	$3,502,990	$3,339,755	$163,235

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 6 of 23
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the six months ending December 31, 2005, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

Investment Income (Loss)	Six months ended December 31,
	2005	2004

Realized gains on sales of available-for-sale securities	$14,709	$—
Realized gains (losses) on sales of trading securities	88,510	(726)
Unrealized gains (losses) on trading securities	479,451	4,689
Realized foreign currency gains	1,347	—
Other-than-temporary declines in available-for-sale securities	(28,655)	(94,870)
Dividend and interest income	99,180	24,914

Total Investment Income	$654,542	$(65,993)

Investment Income (Loss)	Three months ended December 31,
	2005	2004

Realized gains on sales of available-for-sale securities	$26,400	$—
Realized gains (losses) on sales of trading securities	88,510	(726)
Unrealized gains (losses) on trading securities	188,614	42,376
Realized foreign currency gains	—	—
Other-than-temporary declines in available-for-sale securities	—	—
Dividend and interest income	57,482	14,929

Total Investment Income	$361,006	$56,579

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 7 of 23
Note 3. Investment Management, Transfer Agent and Other Fees
The Company serves as investment adviser to U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF) and receives a fee based on a specified percentage of net assets under management. Three of the four funds within USGAF are sub-advised by third-party managers, who are in turn compensated out of the investment advisory fees received by the Company. The Company also serves as transfer agent to USGIF and USGAF and receives a fee based on the number of shareholder accounts. Additionally, the Company provides in-house legal services to USGIF and USGAF for which it is reimbursed and receives certain miscellaneous fees directly from USGAF and USGIF shareholders. Fees for providing investment management and transfer agent services to USGIF and USGAF continue to be the Company’s primary revenue source.
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2006, and February 28, 2006, respectively, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the six month periods ended December 31, 2005, and 2004 were $699,971, and $665,885, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2007 and May 31, 2006, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company began providing management and advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund, in the first quarter of fiscal year 2005. The Company receives a monthly management fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company has recorded fees totaling $495,989 and $197,303 for the six and three months ended December 31, 2005, respectively. For the six and three months ended December 31, 2004, the Company recorded total fees of $57,597 and $53,966, respectively.
On July 1, 2005, the Company began providing management and advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly management fee and a quarterly performance fee, if any. The Company recorded fees totaling $30,300 for the three months ended December 31, 2005. The Company waived management fees totaling $4,652 for the three months ended September 30, 2005, in order to allow the fund to deliver attractive performance returns while increasing its assets. No performance fees were earned or waived during the three months ended September 30, 2005.
In the second quarter of fiscal year 2006, the Company signed an agreement to provide investment advisory services for Endeavour Mining Capital Corp., an offshore company. Advisory services are expected to commence in the third quarter of fiscal year 2006, at which time the Company shall record a monthly management fee based on the net asset value of the portfolio, and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.
Note 4. Credit Facility
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of December 31, 2005, this credit facility remained unutilized by the Company.
Note 5. Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative to use

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 8 of 23
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
The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the six months ended December 31, 2004 based on the fair value method under SFAS 123. The reported and pro forma net income and earnings per share for the six months ended December 31, 2005, are the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. The amounts for the six and three months ended December 31, 2005, are included in the table below only to provide the detail for a comparative presentation to the period of the previous year.

	SIX MONTHS ENDED DECEMBER 31,
	2005	2004
Net Income, as reported	$2,263,525	$647,650
Add: Stock-based employee compensation expense included in reported net income, net of tax	24,190	16,500
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(24,190)	(18,323)

Pro forma net income	$2,263,525	$645,827

Earnings per share:
Basic as reported	$0.30	$0.09
Basic pro forma	$0.30	$0.09
Diluted as reported	$0.30	$0.09
Diluted pro forma	$0.30	$0.09

	THREE MONTHS ENDED DECEMBER 31,
	2005	2004
Net Income, as reported	$1,167,590	$407,187
Add: Stock-based employee compensation expense included in reported net income, net of tax	12,154	8,250
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(12,154)	(9,162)

Pro forma net income	$1,167,590	$406,275

Earnings per share:
Basic as reported	$0.16	$0.05
Basic pro forma	$0.16	$0.05
Diluted as reported	$0.15	$0.05
Diluted pro forma	$0.15	$0.05
Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for stock-based awards. Beginning with the 2006 fiscal year, with the adoption of SFAS 123R, stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the six months ended December 31, 2005, was $36,650 ($24,190 after tax). As of December

U.S. Global Investors, Inc.
December 31, 2005, Quarterly Report on Form 10-Q	Page 9 of 23
31, 2005, there was approximately $36,650 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the next year.
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
The following table summarizes information about our stock option plans for the six months ended December 31, 2005.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	164,500	$2.11
Granted	—	—
Exercised	18,500	$2.47
Forfeited	—	—

Options outstanding, end of quarter	146,000	$2.06

Options exercisable, end of quarter	136,000	$1.97

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 10 of 23

Note 6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	SIX MONTHS ENDED DECEMBER 31,
	2005	2004
Net income	$2,263,525	$647,650

Weighted average number of outstanding shares
Basic	7,493,405	7,477,007

Effect of dilutive securities
Employee stock options	109,285	61,346

Diluted	7,602,690	7,538,353

Earnings per share
Basic	$0.30	$0.09
Diluted	$0.30	$0.09

	THREE MONTHS ENDED DECEMBER 31,
	2005	2004
Net income	$1,167,590	$407,187

Weighted average number of outstanding shares
Basic	7,494,317	7,480,792

Effect of dilutive securities
Employee stock options	117,918	65,588

Diluted	7,612,235	7,546,380

Earnings per share
Basic	$0.16	$0.05
Diluted	$0.15	$0.05

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the six-months ended December 31, 2005, and December 31, 2004, options for -0- and 40,000 shares, respectively, were excluded from diluted EPS. For the three-month period ended December 31, 2005, and December 31, 2004, options for -0- and 20,000 shares, respectively, were excluded from diluted EPS.

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 11 of 23

Note 7. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax liability primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized gains on trading securities. The long-term deferred tax asset is composed primarily of unrealized tax losses on available-for-sale securities and capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at December 31, 2005, or June 30, 2005, respectively.

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 12 of 23

Note 8. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to its mutual funds and private client, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Six months ended December 31, 2005
Revenues	$13,779,311	$556,043	$14,335,354

Income before income taxes	$2,882,440	$545,920	$3,428,360

Depreciation	$60,930	$—	$60,930

Capital expenditures	$176,289	$—	$176,289

Gross identifiable assets at December 31, 2005	$11,130,753	$3,865,138	$14,995,891
Deferred tax liability			87,527

Consolidated total assets at December 31, 2005			$15,083,418

Six months ended December 31, 2004
Revenues (Investment loss)	$7,158,404	$(90,857)	$7,067,547

Income (loss) before income taxes	$1,032,345	$(90,857)	$941,488

Depreciation	$54,367	$—	$54,367

Capital expenditures	$5,440	$—	$5,440

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended December 31, 2005
Revenues	$7,457,308	$303,524	$7,760,832

Income before income taxes	$1,412,352	$300,538	$1,712,890

Depreciation	$31,993	$—	$31,993

Capital expenditures	$129,727	$—	$129,727

Three months ended December 31, 2004
Revenues (Investment loss)	$4,147,599	$(41,701)	$4,105,898

Income (loss) before income taxes	$652,118	$(41,701)	$610,417

Depreciation	$27,121	$—	$27,121

Capital expenditures	$2,694	$—	$2,694

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

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 13 of 23

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
During the six-month period ended December 31, 2005, domestic mutual fund assets under management averaged $2.62 billion versus $1.51 billion for the same period ended December 31, 2004. During the quarter ended December 31, 2005, mutual fund assets under management averaged $2.83 billion versus $1.67 billion for the same period ended December 31, 2004. This increase was primarily due to significant increases in the natural resource and foreign equity funds under management. These funds realized the benefit of net inflows as well as market appreciation.
The Company began providing management and advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund, in the first quarter of fiscal year 2005. The Company receives a monthly management fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company has recorded fees totaling $495,989 and $197,303 for the six and three months ended December 31, 2005, respectively. For the six and three months ended December 31, 2004, the Company recorded total fees of $57,597 and $53,966, respectively.
The Company began providing management and advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund, in the first quarter of fiscal year 2006. For these services, the Company is paid a monthly management fee and a quarterly performance fee, if any. The Company recorded fees totaling $30,300 for the three months ended December 31, 2005. The Company waived all management and performance fees totaling $4,652 for the quarter ended September 30, 2005, in order to allow the fund to deliver attractive performance returns while increasing its assets.

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 14 of 23

In the second quarter of fiscal year 2006, the Company signed an agreement to provide investment advisory services for Endeavour Mining Capital Corp., an offshore company. Advisory services are expected to commence in the third quarter of fiscal year 2006, at which time the Company shall record a monthly management fee based on the net asset value of the portfolio, and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.
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
As of December 31, 2005, the Company held approximately $3.84 million in investment securities with a cost basis of $3.33 million. The value of these investments is approximately 25.5 percent of total assets.
For the six-month period ended December 31, 2005, the Company had net realized gains on available-for-sale securities of $14,709 compared with $0 for the six-month period ended December 31, 2004 and net realized gains on trading securities of $88,510 compared with net realized losses of $726 for the six-month period ended December 31, 2004. The change in net unrealized holding gains and losses on trading securities held at December 31, 2005, and 2004, which has been included in income for the six-month period, was $479,451 and $4,689, respectively.
For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $28,655 and $94,870 for the six-month period ended December 31, 2005, and 2004, respectively.
Dividend and interest income for the six-month period ended December 31,2005 was $99,180 compared with $24,914 for the six-month period ended December 31, 2004.

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 15 of 23

RESULTS OF OPERATIONS — SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
The Company posted net after-tax income of $2,263,525 ($.30 income per share) for the six-month period ended December 31, 2005, compared with net after-tax income of $647,650 ($.09 income per share) for the six-month period ended December 31, 2004.
Revenues
Total consolidated revenues for the six-month period ended December 31, 2005, increased $7,267,807 or 103 percent, compared with the six-month period ended December 31, 2004. This increase was primarily attributable to the following:
•	Investment advisory fees grew by $5,781,000 as a result of increased assets under management and growth and performance of offshore funds;

•	Transfer agent fees increased by $758,000 primarily as a result of growth in the number of shareholder accounts; and

•	Investment income increased by $721,000 due primarily to an increase in realized and unrealized gains on corporate investments classified as trading securities.
Expenses
Total consolidated expenses for the six-month period ended December 31, 2005, increased $4,780,935, or 78 percent, compared with the six-month period ended December 31, 2004. This was largely attributable to the following:
•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by $1,951,000;

•	Driven by strong mutual fund performance, compensation expense increased by $1,119,000;

•	Omnibus platform fees increased by $993,000 due to increased mutual fund asset flows through broker/dealer omnibus platforms;

•	General and administrative expensed increased by $652,000 primarily due to consulting and marketing-related travel and entertainment costs.
RESULTS OF OPERATIONS — QUARTER ENDED DECEMBER 31, 2005 AND 2004
The Company posted net after-tax income of $1,167,590 ($.16 income per share) for the three-month period ended December 31, 2005, compared with net after-tax income of $407,187 ($.05 income per share) for the three-month period ended December 31, 2004.
Revenues
Total consolidated revenues for the quarter ended December 31, 2005, increased $3,654,934 or 89 percent, compared with the quarter ended December 31, 2004. This increase was primarily attributable to the following:
•	Mutual fund investment advisory fee grew by $2,940,000 as a result of increased assets under management and growth and performance of offshore funds;

•	Transfer agent fees increased by $402,000 primarily as a result of growth in the number of shareholder accounts; and

•	Investment income increased by $304,000 due primarily to an increase in realized and unrealized gains.
Expenses
Total consolidated expenses for the quarter ended December 31, 2005, increased $2,552,461, or 73 percent, compared with the quarter ended December 31, 2004. This was largely attributable to the following:
•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by $1,064,000;

•	Omnibus platform fees increased by $553,000 due to increased mutual fund asset flows through broker/dealer omnibus platforms;

•	Driven by strong mutual fund performance, compensation expense increased by $480,000; and

•	General and administrative expenses increase by $446,000 primarily due to legal and consulting fees.

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 16 of 23

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, the Company had net working capital (current assets minus current liabilities) of approximately $9.6 million and a current ratio (current assets divided by current liabilities) of 4.2 to 1. With approximately $4.8 million in cash and cash equivalents and approximately $3.8 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $12.1 million, with cash, cash equivalents, and marketable securities comprising 57% of total assets.
As of December 31, 2005, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of December 31, 2005, this credit facility remained unutilized by the Company. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2007, and May 31, 2006, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts.
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

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 17 of 23

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
The table below summarizes the Company’s equity price risks as of December 31, 2005, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity, Net
	December 31, 2005	Change	Change	of Tax

Trading Securities	$3,313,500	25% increase	$4,141,875	$546,728
		25% decrease	$2,485,125	$(546,728)
Available-for-Sale	$525,247	25% increase	$656,559	$86,666
		25% decrease	$393,935	$(86,666)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, was conducted under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 18 of 23

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
1. Exhibits
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
2. Reports on Form 8-K
Current Report on Form 8-K/A filed November 14, 2005, filing of Press Release Reporting Earnings and Other Financial Results for the first quarter ended September 30, 2005.

U.S. Global Investors, Inc. December 31, 2005, Quarterly Report on Form 10-Q	Page 19 of 23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: February 14, 2006	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: February 14, 2006	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer