Form 10-Q
period 2006-03-31
U S GLOBAL INVESTORS INC
filed 2006-05-15
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-1598370 (IRS Employer Identification Number)

7900 Callaghan Road San Antonio, Texas (Address of Principal Executive Offices)	78229-1234 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
On May 8, 2006, there were 6,392,974 shares of Registrant’s class A nonvoting common stock issued and 6,063,157 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 1 of 23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	MARCH 31, 2006	JUNE 30, 2005
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$6,908,092	$3,814,178
Trading securities, at fair value	4,806,964	2,612,529
Receivables
Mutual funds, net of allowance of $0 and $26,488 at March 31, 2006, and June 30, 2005, respectively	4,465,657	2,221,148
Other advisory clients	552,478	54,140
Employees	3,567	750
Other	213,187	43,274
Prepaid expenses	728,431	450,963
Deferred tax asset	—	80,989

Total Current Assets	17,678,376	9,277,971

Net Property and Equipment	2,054,567	1,768,334

Other Assets
Long-term deferred tax asset	193,414	165,749
Investment securities available for sale, at fair value	71,311	890,461

Total Other Assets	264,725	1,056,210

Total Assets	$19,997,668	$12,102,515

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 2 of 23

Liabilities and Shareholders’ Equity

	MARCH 31, 2006	JUNE 30, 2005
	(UNAUDITED)
Current Liabilities
Accounts payable	$343,243	$193,249
Accrued compensation and related costs	1,365,359	525,140
Deferred tax liability	503,448	—
Other accrued expenses	2,975,963	1,481,038

Total Current Liabilities	5,188,013	2,199,427

Total Liabilities	5,188,013	2,199,427

Shareholders’ Equity
Common stock (Class A) — $.05 par value; nonvoting; authorized, 7,000,000 shares; issued, 6,392,974 shares and 6,316,474 shares at March 31, 2006, and June 30, 2005, respectively	319,649	315,824
Common stock (Class B) — $.05 par value; nonvoting; authorized, 2,250,000 shares; no shares issued	—	—
Common stock (Class C) — $.05 par value; voting; authorized, 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in-capital	11,603,283	11,008,535
Treasury stock, class A shares at cost; 330,411 and 326,988 shares at March 31, 2006, and June 30, 2005, respectively	(783,277)	(650,592)
Accumulated other comprehensive income, net of tax	17,072	390,329
Retained earnings (deficit)	3,578,088	(1,235,848)

Total Shareholders’ Equity	14,809,655	9,903,088

Total Liabilities and Shareholders’ Equity	$19,997,668	$12,102,515

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 3 of 23

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues
Investment advisory fees	$19,860,474	$9,755,081	$8,482,770	$4,159,173
Transfer agent fees	3,545,385	2,295,751	1,325,893	834,429
Investment income (loss)	2,349,811	(212,457)	1,695,269	(146,464)
Other	136,692	113,951	53,076	38,561

	25,892,362	11,952,326	11,557,008	4,885,699

Expenses
Employee compensation and benefits	6,433,094	4,371,688	2,470,860	1,528,571
General and administrative	3,508,338	2,607,660	1,270,690	935,892
Subadvisory fees	5,096,173	1,746,504	2,301,638	902,685
Omnibus platform fees	2,868,573	1,186,046	1,256,850	567,377
Advertising	358,546	286,679	118,625	193,279
Depreciation	100,972	81,701	40,042	27,335

	18,365,696	10,280,278	7,458,705	4,155,139

Income Before Income Taxes	7,526,666	1,672,048	4,098,303	730,560

Provision for Federal Income Taxes
Tax Expense	2,712,730	575,488	1,547,895	281,649

Net Income	4,813,936	1,096,560	2,550,408	448,911

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	(373,257)	(9,404)	(283,553)	(103,722)

Comprehensive Income	$4,440,679	$1,087,156	2,266,855	$345,189

Basic Net Income per Share	$0.64	$0.15	$0.34	$0.06

Diluted Net Income per Share	$0.64	$0.15	$0.34	$0.06

Basic weighted average number of common shares outstanding	7,498,663	7,478,538	7,509,178	7,481,600

Diluted weighted average number of common shares outstanding	7,560,198	7,553,416	7,576,235	7,577,374
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 4 of 23

Consolidated Statements of Cash Flows (Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$4,813,936	$1,096,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,972	81,701
Net recognized loss (gain) on securities	(751,694)	184,253
Loss (gain) on disposal of fixed assets	3,189	(297)
Provision for deferred taxes	749,056	173,605
Provision for losses on accounts receivable	(26,488)	(11,623)
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	(2,889,089)	(1,084,823)
Prepaid expenses and other	(277,468)	(315,100)
Trading securities	(1,958,499)	(566,553)
Accounts payable and accrued expenses	2,184,625	804,033

Total adjustments	(2,865,396)	(1,162,443)

Net Cash Provided by Operating Activities	1,948,540	361,756

Cash Flows from Investing Activities:
Purchase of property and equipment	(390,394)	(13,276)
Purchase of available-for-sale securities	(8,419)	—
Proceeds on sale of available-for-sale securities	777,787	—

Net Cash Provided by (Used in) Investing Activities	378,974	(13,276)

Cash Flow from Financing Activities:
Proceeds from issuance or exercise of stock, warrants, and options	479,689	60,577
FAS 123R adjustment	17,475	—
Benefit from tax deduction in excess of stock-based compensation cost	350,451	—
Purchase of treasury stock	(164,654)	(6,902)
Treasury stock issued	83,439	—

Net Cash Provided by Financing Activities	766,400	53,675

Net Increase in Cash and Cash Equivalents	3,093,914	402,155

Beginning Cash and Cash Equivalents	3,814,178	2,831,676

Ending Cash and Cash Equivalents	$6,908,092	$3,233,831

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 5 of 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
U.S. Global Investors, Inc. (the Company or U.S. Global) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the year ended June 30, 2005.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), U.S. Global Brokerage, Inc. (USGB), and U.S. Global Investors (Bermuda) Limited (USBERM).
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine-month and three-month periods ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Investments
As of March 31, 2006, the Company held investments with a market value of $4.88 million and a cost basis of $3.86 million. The market value of these investments is approximately 24.4 percent of the Company’s total assets.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.
Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2006, and June 30, 2005.

				Unrealized Holding
				Gains on
				Available-for-Sale
			Unrealized	Securities,
Securities	Market Value	Cost	Gain (Loss)	Net of 34% Tax

Trading[1]	$4,806,964	$3,814,280	$992,684
Available for sale[2]	71,311	45,444	25,867	$17,072

Total at March 31, 2006	$4,878,275	$3,859,724	$1,018,551

Trading[1]	$2,612,529	$3,040,700	$(428,171)
Available for sale[2]	890,461	299,055	591,406	$390,329

Total at June 30, 2005	$3,502,990	$3,339,755	$163,235

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 6 of 23

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the nine months ending March 31, 2006, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

Investment Income (Loss)	Nine Months Ended March 31,
	2006	2005

Realized gains on sales of available-for-sale securities	$544,414	$—
Realized gains (losses) on sales of trading securities	235,936	(78,253)
Unrealized gains (losses) on trading securities	1,420,855	(75,230)
Realized foreign currency losses	(13,771)	—
Other-than-temporary declines in available-for-sale securities	(28,655)	(106,000)
Dividend and interest income	191,032	47,026

Total Investment Income (Loss)	$2,349,811	$(212,457)

Investment Income (Loss)	Three Months Ended March 31,
	2006	2005

Realized gains on sales of available-for-sale securities	$529,705	$—
Realized gains (losses) on sales of trading securities	147,426	(77,527)
Unrealized gains (losses) on trading securities	941,404	(79,920)
Realized foreign currency losses	(15,118)	—
Other-than-temporary declines in available-for-sale securities	—	(11,130)
Dividend and interest income	91,852	22,113

Total Investment Income (Loss)	$1,695,269	$(146,464)

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 7 of 23

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
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2006, and February 28, 2007, respectively, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company for the nine-month periods ended March 31, 2006, and 2005 were $1,010,000, and $1,090,000, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2007 and May 31, 2006, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
In the first quarter of fiscal year 2005, the Company began providing management and advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly management fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $873,650 and $235,703 for the nine months ended March 31, 2006, and March 31, 2005, respectively. The Company recorded total fees of $377,661 and $178,107, respectively, for the three months ended March 31, 2006, and March 31, 2005. Frank Holmes, a director and CEO of the Company, is a director of Meridian Fund Managers Ltd., the manager of the fund.
In the first quarter of fiscal year 2006, the Company began providing management and advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly management fee and a quarterly performance fee, if any. The Company recorded fees totaling $99,011 for the nine months ended March 31, 2006. For the three months ended March 31, 2006, the Company recorded total fees of $68,711. Holmes is a director of U.S. Global Investors Balanced Natural Resources Fund Ltd.
In the third quarter of fiscal year 2006, the Company began providing investment advisory services to Endeavour Mining Capital Corp., an offshore company. The Company is paid a monthly management fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded $106,230 in management fees for the three months ended March 31, 2006. Holmes is a member and Chairman of the Board of Directors of Endeavour Mining Capital Corp.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.
Note 4. Credit Facility
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of March 31, 2006, this credit facility remained unutilized by the Company.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 8 of 23

Note 5. Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
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

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 9 of 23

The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the nine months ended March 31, 2005, based on the fair value method under SFAS 123. The reported and pro forma net income and earnings per share for the nine months ended March 31, 2006, are the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. The amounts for the nine and three months ended March 31, 2005, are included in the table below solely to provide the detail for a comparative presentation to the period of the previous year.

	Nine Months Ended March 31,
	2006	2005
Net Income, as Reported	$4,813,936	$1,096,560
Add: Stock-based employee compensation expense included in reported net income, net of tax	36,285	24,750
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(36,285)	(27,485)

Pro Forma Net Income	$4,813,936	$1,093,825

Earnings per Share:
Basic as reported	$0.64	$0.15
Basic pro forma	$0.64	$0.15
Diluted as reported	$0.64	$0.15
Diluted pro forma	$0.64	$0.14

	Three Months Ended March 31,
	2006	2005
Net Income, as Reported	$2,550,408	$448,911
Add: Stock-based employee compensation expense included in reported net income, net of tax	12,095	8,250
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(12,095)	(9,162)

Pro Forma Net Income	$2,550,408	$447,999

Earnings per Share:
Basic as reported	$0.34	$0.06
Basic pro forma	$0.34	$0.06
Diluted as reported	$0.34	$0.06
Diluted pro forma	$0.34	$0.06
Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for stock-based awards. Beginning with the 2006 fiscal year, with the adoption of SFAS 123R, stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the nine months ended March 31, 2006, was $54,975 ($36,285 after tax).
Stock compensation plans
The Company’s stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 10 of 23

The following table summarizes information about our stock option plans for the nine months ended March 31, 2006.

		Weighted Average
	Number of Options	Exercise Price
Options Outstanding, Beginning of Year	164,500	$2.11
Granted	—	—
Exercised	76,500	$2.08
Repurchased	10,000	$2.00

Options Outstanding, End of Quarter	78,000	$2.15

Options Exercisable, End of Quarter	68,000	$1.98

Note 6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Nine Months Ended March 31,
	2006	2005
Net Income	$4,813,936	$1,096,560

Weighted Average Number of Outstanding Shares
Basic	7,498,663	7,478,538

Effect of Dilutive Securities
Employee stock options	61,535	74,878

Diluted	7,560,198	7,553,416

Earnings per Share
Basic	$0.64	$0.15
Diluted	$0.64	$0.15

	Three Months Ended March 31,
	2006	2005
Net Income	$2,550,408	$448,911

Weighted Average Number of Outstanding Shares
Basic	7,509,178	7,481,600

Effect of Dilutive Securities
Employee stock options	67,057	95,774

Diluted	7,576,235	7,577,374

Earnings per Share
Basic	$0.34	$0.06
Diluted	$0.34	$0.06

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 11 of 23

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the nine months ended March 31, 2006, and March 31, 2005, options for -0- and 20,000 shares, respectively, were excluded from diluted EPS. For the three-month period ended March 31, 2006, and March 31, 2005, options for -0- and -0- shares, respectively, were excluded from diluted EPS.
Note 7. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax liability primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized gains on trading securities. The long-term deferred tax asset is composed primarily of unrealized tax losses on available-for-sale securities.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at March 31, 2006, or June 30, 2005, respectively.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 12 of 23

Note 8. Financial Information by Business Segment
The Company operates principally in two business segments: (i) providing investment management services to its mutual funds and private client and (ii) investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income (loss) by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Nine Months Ended March 31, 2006
Revenues	$23,731,754	$2,160,608	$25,892,362

Income before income taxes	$5,388,833	$2,137,833	$7,526,666

Depreciation	$100,972	$—	$100,972

Capital expenditures	$390,394	$—	$390,394

Gross identifiable assets at March 31, 2006	$14,903,191	$4,901,063	$19,804,254
Deferred tax asset			193,414

Consolidated total assets at March 31, 2006			$19,997,668

Nine Months Ended March 31, 2005
Revenues (Investment loss)	$12,210,817	$(258,491)	$11,952,326

Income (loss) before income taxes	$1,979,067	$(307,019)	$1,672,048

Depreciation	$81,701	$—	$81,701

Capital expenditures	$13,276	$—	$13,276

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three Months Ended March 31, 2006
Revenues	$9,952,444	$1,604,564	$11,557,008

Income before income taxes	$2,506,389	$1,591,914	$4,098,303

Depreciation	$40,042	$—	$40,042

Capital expenditures	$214,105	$—	$214,105

Three Months Ended March 31, 2005
Revenues (Investment loss)	$5,053,333	$(167,634)	$4,885,699

Income (loss) before income taxes	$946,722	$(216,162)	$730,560

Depreciation	$27,335	$—	$27,335

Capital expenditures	$7,837	$—	$7,837

Note 9. Contingencies and commitments
The Company continuously reviews all investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel, and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements.
During the normal course of business, the Company may be subject to claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 13 of 23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. Global Investors, Inc. has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company’s business, and (iv) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements are made.
BUSINESS SEGMENTS
The Company, with principal operations in San Antonio, Texas, manages two business segments: (1) the Company offers money management advisory services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position.
The Company generates substantially all its operating revenues from investment management services for U.S. Global Investors Funds (USGIF) and U.S. Global Accolade Funds (USGAF). Although the Company generates the majority of its revenues from this segment, the Company holds a significant portion of its total assets in investments. The following is a brief discussion of the Company’s two business segments.
Investment Management Advisory Services
The Company generates substantially all of its operating revenues from managing and servicing USGIF and USGAF. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.
During the nine-month period ended March 31, 2006, SEC registered mutual fund assets under management averaged $2.99 billion versus $1.68 billion for the same period ended March 31, 2005. During the quarter ended March 31, 2006, mutual fund assets under management averaged $3.78 billion versus $2.01 billion for the same period ended March 31, 2005. This increase was primarily due to significant increases in the natural resources and foreign equity funds under management. These funds realized the benefit of net inflows as well as market appreciation.
In addition to managing SEC registered mutual funds, the Company provides management and advisory services for various offshore clients. The Company receives monthly management fees and either quarterly or annual performance fees, depending on the agreement. The Company recorded fees totaling $1,078,891 and $235,703 for the nine months ended March 31, 2006, and March 31, 2005, respectively. The Company recorded total fees of $552,602 and $178,107, respectively, for the three months ended March 31, 2006, and March 31, 2005,
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 14 of 23

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
This source of revenue does not remain consistent and is dependent on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions.
As of March 31, 2006, the Company held approximately $4.88 million in investment securities with a cost basis of $3.86 million. The value of these investments is approximately 24.4 percent of total assets.
For the nine-month period ended March 31, 2006, the Company had net realized gains on available-for-sale securities of $544,414 compared with $0 for the nine-month period ended March 31, 2005, and net realized gains on trading securities of $235,936 compared with net realized losses of $78,253 for the nine-month period ended March 31, 2005. The change in net unrealized holding gains and losses on trading securities held at March 31, 2006, and 2005, which has been included in income for the nine-month period, was $1,420,855 and ($75,230), respectively.
For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $28,655 and $106,000 for the nine-month period ended March 31, 2006, and 2005, respectively.
Dividend and interest income for the nine-month period ended March 31, 2006, was $191,032 compared with $47,026 for the nine-month period ended March 31, 2005.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 15 of 23

RESULTS OF OPERATIONS — NINE MONTHS ENDED MARCH 31, 2006 AND 2005
The Company posted net after-tax income of $4,813,936 ($.64 income per share) for the nine-month period ended March 31, 2006, compared with net after-tax income of $1,096,560 ($.15 income per share) for the nine-month period ended March 31, 2005.
Revenues
Total consolidated revenues for the nine-month period ended March 31, 2006, increased $13,940,036 or 117 percent, compared with the nine-month period ended March 31, 2005. This increase was primarily attributable to the following:
•	Investment advisory fees grew by $10,105,000 as a result of increased assets under management and growth and performance of offshore funds;

•	Investment income increased by $2,562,000 primarily due to an increase in realized and unrealized gains on corporate investments classified as trading securities; and

•	Transfer agent fees increased by $1,250,000 primarily through growth in the number of shareholder accounts.
Expenses
Total consolidated expenses for the nine-month period ended March 31, 2006, increased $8,085,000 or 79 percent, compared with the nine-month period ended March 31, 2005. This was largely attributable to the following:
•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by $3,350,000;

•	Driven by strong mutual fund performance, compensation expense increased by $2,061,000;

•	Omnibus platform fees increased by $1,683,000 due to increased mutual fund asset flows through broker/dealer omnibus platforms; and

•	General and administrative expensed increased by $901,000 primarily due to consulting fees, marketing-related travel costs, and audit fees.
RESULTS OF OPERATIONS — QUARTER ENDED MARCH 31, 2006 AND 2005
The Company posted net after-tax income of $2,550,408 ($.34 income per share) for the three-month period ended March 31, 2006, compared with net after-tax income of $448,911 ($.06 income per share) for the three-month period ended March 31, 2005.
Revenues
Total consolidated revenues for the quarter ended March 31, 2006, increased $6,671,309 or 137 percent, compared with the quarter ended March 31, 2005. This increase was primarily attributable to the following:
•	Investment advisory fees grew by $4,324,000 as a result of increased assets under management and growth and performance of offshore funds;

•	Investment income increased by $1,842,000 primarily due to an increase in realized and unrealized gains; and

•	Transfer agent fees increased by $491,000 primarily through growth in the number of shareholder accounts.
Expenses
Total consolidated expenses for the quarter ended March 31, 2006, increased $3,304,000, or 80 percent, compared with the quarter ended March 31, 2005. This was largely attributable to the following:
•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by $1,399,000;

•	Driven by strong mutual fund performance, compensation expense increased by $942,000;

•	Omnibus platform fees increased by $689,000 due to increased mutual fund asset flows through broker/dealer omnibus platforms; and

•	General and administrative expenses increased by $335,000 primarily due to consulting fees, audit fees, and marketing-related travel costs.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 16 of 23

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2006, the Company had net working capital (current assets minus current liabilities) of approximately $12.5 million and a current ratio (current assets divided by current liabilities) of 3.4 to 1. With approximately $6.9 million in cash and cash equivalents and approximately $4.9 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $14.8 million with cash, cash equivalents, and marketable securities comprising 59% of total assets.
As of March 31, 2006, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of March 31, 2006, the Company had not used this credit facility. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
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
CRITICAL ACCOUNTING POLICIES
Adoption of SFAS 123R
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
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
Revenue Recognition on Subadvisory Contract
In the third quarter of fiscal year 2006, the Company began providing investment advisory services for Endeavour Mining Capital Corp. (EMCC), an offshore company. The Company is paid a monthly management fee based on the net asset value of the portfolio, and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.
EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which performance fees are recorded annually at the end of each fiscal year of EMCC. The Company recorded $106,230 in management fees for the three months ended March 31, 2006.
For discussion of the Company’s other significant accounting policies, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2005.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 17 of 23

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
The table below summarizes the Company’s equity price risks as of March 31, 2006, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

SENSITIVITY ANALYSIS			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders'
	Fair Value at	Percentage	Percent	Equity, Net
	March 31, 2006	Change	Change	of Tax
Trading Securities	$4,806,964	25% increase	$6,008,706	$793,149
		25% decrease	$3,605,223	$(793,149)
Available-for-Sale	$71,311	25% increase	$89,138	$11,766
		25% decrease	$53,483	$(11,766)
1Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, was conducted under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
No change in the Company’s internal control over financial reporting has occurred during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 18 of 23

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
1. Exhibits
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
2. Reports on Form 8-K
Current Report on Form 8-K filed February 14, 2006, filing of press release reporting earnings and other financial results for the second quarter ended December 31, 2005.

U.S. Global Investors, Inc. March 31, 2006, Quarterly Report on Form 10-Q	Page 19 of 23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: May 15, 2006	BY:	/s/ Frank E. Holmes

Frank E. Holmes
Chief Executive Officer

DATED: May 15, 2006	BY:	/s/ Catherine A. Rademacher

Catherine A. Rademacher
Chief Financial Officer