Form 10-K
period 2006-06-30
U S GLOBAL INVESTORS INC
filed 2006-09-12
CIK 754811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ___ to ___
Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
Incorporated in the State of Texas
IRS Employer Identification No. 74-1598370
Principal Executive Offices:
7900 Callaghan Road
San Antonio, Texas 78229
Telephone Number: 210-308-1234

Securities registered pursuant to Section 12(b) of the Act:: None
Securities registered pursuant to Section 12(g) of the Act:
Class A common stock
($0.05 par value per share)
Registered: NASDAQ Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Yes ☐ No ☑
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the 3,272,928 shares of nonvoting class A common stock held by nonaffiliates of the registrant on August 25, 2006, based on the last sale price on NASDAQ as of December 31, 2005, was $45,493,699. Registrant’s only voting stock is its class C common stock, par value of $0.05 per share, for which there is no active market. The aggregate value of the 104,589 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2005 (based on the last sale price of the class C common stock in a private transaction) was $52,295. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
On August 25, 2006, there were 6,402,974 shares of Registrant’s class A nonvoting common stock issued and 6,077,029 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.
Documents incorporated by reference: None

i

Part I of Annual Report on Form 10-K
Item 1. Business
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company’s business, and (iv) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

U.S. Global, a Texas corporation organized in 1968, and its wholly owned subsidiaries are in the mutual fund management business. The Company is a registered investment adviser under the Investment Advisers Act of 1940 and is principally engaged in the business of providing investment advisory and other services, through the Company or its subsidiaries, to U.S. Global Investors Funds (“USGIF”) and U.S. Global Accolade Funds (“USGAF”), both Massachusetts business trusts (collectively, the “Trusts” or “Funds”). USGIF and USGAF are investment companies offering shares of nine and four mutual funds, respectively, on a no-load basis.

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

In addition to providing mutual fund management and transfer agent services to USGIF and USGAF funds, the Company provides advisory services to four offshore clients.

Assets Under Management
			AUM at June 30, 2006
Fund	Ticker	Category	in thousands
U.S. Global Investors Funds
All American Equity	GBTFX	Large cap core	$21,625
China Region	USCOX	China region	67,451
Global Resources	PSPFX	Natural resources	1,275,516
Gold Shares	USERX	Gold oriented	205,665
Near-Term Tax Free	NEARX	Short / intermediate municipal debt	15,821
Tax Free	USUTX	General municipal debt	15,241
U.S. Government Securities Savings	UGSXX	U.S. Government money market	434,015
U.S. Treasury Securities Cash	USTXX	U.S. Government money market	118,733
World Precious Minerals	UNWPX	Gold and precious minerals	913,950
U.S. Global Accolade Funds
Eastern European	EUROX	Emerging markets	1,259,361
Global Emerging Markets	GEMFX	Emerging markets	26,674
Holmes Growth	ACBGX	Mid-cap growth	65,733
MegaTrends	MEGAX	Large-cap growth	16,831

Total SEC-Registered Funds			$4,436,616

Other Advisory Clients			$201,217

Total AUM at June 30, 2006			$4,637,833

Lines of Business

Investment Management Services

Investment Advisory Services. The Company furnishes an investment program for each of the mutual funds it manages and determines, subject to overall supervision by the boards of trustees of the funds, the funds’ investments pursuant to advisory agreements (the “Advisory Agreements”). Consistent with the investment restrictions, objectives and policies of the particular fund, the portfolio team for each fund determines what investments should be purchased, sold and held, and makes changes in the portfolio deemed to be necessary or appropriate. In the Advisory Agreements, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.

The Company also manages, supervises, and conducts certain other affairs of the funds, subject to the control of the boards of trustees. It provides office space, facilities, and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the mutual funds. U.S. Global and its affiliates compensate all personnel, officers, directors, and interested trustees of the funds if such persons are also employees of the Company or its affiliates. However, the funds are required to reimburse the Company for a portion of the compensation of the Company’s employees who perform certain state and federal securities law regulatory compliance work on behalf of the funds based upon the time spent on such matters. The Company is responsible for costs associated with marketing fund shares to the extent not otherwise covered by a fund distribution plan adopted pursuant to Investment Company Act Rule 12b-1 (“12b-1 Plan”).

As required by the Investment Company Act of 1940, the Advisory Agreements are subject to annual renewal and are terminable upon 60-day notice. The boards of trustees of USGIF and USGAF will consider renewal of the applicable agreements in February and May 2007, respectively. Management anticipates that the Advisory Agreements will be renewed.

In addition to providing mutual fund management and transfer agent services to USGIF and USGAF funds, the Company provides advisory services to four offshore clients: the Meridian Global Gold and Resources Fund Ltd., established in the first quarter of fiscal 2005; the U.S. Global Investors Balanced Natural Resources Fund, Ltd., established in the first quarter of fiscal 2006; Endeavour Mining Capital Corporation’s investment portfolio, which the Company began advising in the third quarter of fiscal 2006; and the Meridian Global Energy and Resources Fund, established on August 1, 2006, subsequent to the Company’s fiscal year end.

Transfer Agent and Other Services. The Company’s wholly owned subsidiary, United Shareholder Services, Inc. (“USSI”), is a transfer agent registered under the Securities Exchange Act of 1934 providing transfer agency, lockbox, and printing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company’s fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.

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

The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The agreements will be considered for renewal by the boards of trustees of USGIF and of USGAF in February and May 2007, respectively, and management anticipates that the agreements will be renewed.

Brokerage Services. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the National Association of Securities Dealers (“NASD”), the Securities and Exchange Commission (“SEC”), and appropriate state regulatory authorities as a limited-purpose broker/dealer for the purpose of distributing USGIF and USGAF fund shares. Effective September 3, 1998, USGB became the distributor for USGIF and USGAF fund shares. For the fiscal year ended June 30, 2006, the Company capitalized USGB with approximately $8,054,000 to cover the costs associated with continuing operations.

Mailing Services. A&B Mailers, Inc., a wholly owned subsidiary of the Company, provides mail-handling services to various entities. A&B Mailers’ primary customers include the Company in connection with its efforts to promote the funds and the Company’s investment company clients in connection with required mailings.
Corporate Investments

Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account.

Employees

As of June 30, 2006, U.S. Global and its subsidiaries employed 77 full-time employees and 1 part-time employee; as of June 30, 2005, it employed 64 full-time employees and 3 part-time employees. The Company considers its relationship with its employees to be good.

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

Item 1A. Risk Factors
A decline in securities markets could lead to a decline in revenues.

The ability of the Company to compete and grow is dependent on the relative attractiveness of the types of investment products the Company offers and its investment performance and strategies under prevailing market conditions. Changes in economic or market conditions may adversely affect the profitability and performance of the Company’s investment products and services.

Poor investment performance could lead to a decline in revenues.

Success in the investment management industry is largely dependent on investment performance relative to market conditions and the performance of competing products. Good relative performance generally attracts additional assets under management, resulting in additional revenues. Conversely, poor performance generally results in decreased sales and increased redemptions with a corresponding decrease in revenues. Therefore, poor investment performance relative to the portfolio benchmarks and to competitors could impair the Company’s revenues and growth.

Market-specific risks may negatively impact the Company’s earnings.

The Company manages certain funds in the emerging market and natural resource sectors, which are highly cyclical. The investments in the funds are subject to significant loss due to political, economic, and diplomatic developments, currency fluctuations, social instability, and changes in governmental policies. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

Failure to comply with government regulations could result in fines, which could cause the Company’s earnings and stock price to decline.

The Company is subject to a variety of federal securities laws and agencies, including the Investment Advisers Act of 1940, as amended, the SEC, the NASD, NASDAQ, the Sarbanes-Oxley Act of 2002, and the USA Patriot Act of 2001. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.

Increased regulatory and legislative actions and reforms could increase costs and negatively impact the Company’s profitability and future financial results.

During the past five years, the federal securities laws have been substantially augmented and made significantly more complex by the Sarbanes-Oxley Act of 2002 and USA Patriot Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the Sarbanes-Oxley Act of 2002. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry may negatively impact earnings by increasing the Company’s costs of dealing in the financial markets.

The loss of key personnel could negatively affect the Company’s financial performance.

The success of the Company depends on key personnel, including the portfolio managers, analysts and executive officers. Competition for qualified, motivated and skilled personnel in the asset management industry remains significant. As the business grows, the Company will likely need to increase the number of employees. Moreover, in order to retain certain key personnel, the Company may be required to increase compensation to such individuals, resulting in additional expense. The loss of key personnel or the Company’s failure to attract replacement personnel could negatively affect its financial performance.

Item 1B. Unresolved Staff Comments
None
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during fiscal year 2006.

Part II of Annual Report on Form 10-K
Item 5. Market for Company’s Common Equity and Related Shareholder Matters
Market Information

The Company has three classes of common equity: class A, class B and class C common stock, par value $0.05 per share.

The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets. Trades are reported under the symbol “GROW.”

There is no established public trading market for the Company’s class B and class C common stock.

The Company’s class A and class B common stock have no voting privileges.

The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2006 and 2005. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

Sales Price
	2006		2005
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	6.91	4.59	3.56	2.80
Second quarter (12/31)	16.50	6.10	4.47	2.90
Third quarter (3/31)	20.00	11.92	6.49	3.42
Fourth quarter (6/30)	28.13	14.75	6.50	4.39
Holders

On August 25, 2006, there were approximately 200 holders of record of class A common stock, no holders of record of class B common stock, and 71 holders of record of class C common stock.

Many of the class A common shares are held of record by nominees, and management believes that as of August 25, 2006, there were approximately 1,200 beneficial owners of the Company’s class A common stock.

Dividends

The Company has not paid cash dividends on its class C common stock during the last twenty-two fiscal years and has never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

Purchases of equity securities by the issuer

The Company may repurchase stock from employees. The following table provides information regarding the Company’s repurchases of shares of its class A common stock during the fiscal year ended June 30, 2006. There were no repurchases of class B or class C common stock during the fiscal year.

Issuer Purchases of Equity Securities Fiscal Year Ended 6/30/06
					Maximum
					Number of
	Total			Total Number of	Shares that May
	Number of	Total	Average	Shares Purchased	Yet Be
	Shares	Amount	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Purchased	Per Share	Announced Plan	the Plan
07-01-05 to 07-31-05	—	—	—	N/A	N/A
08-01-05 to 08-31-05	—	—	—	N/A	N/A
09-01-05 to 09-30-05	100	$647	$6.47	N/A	N/A
10-01-05 to 10-31-05	442	3,054	6.91	N/A	N/A
11-01-05 to 11-30-05	6,998	69,204	9.89	N/A	N/A
12-01-05 to 12-31-05	7,103	89,288	12.57	N/A	N/A
01-01-06 to 01-31-06	—	—	—	N/A	N/A
02-01-06 to 02-28-06	54	942	17.44	N/A	N/A
03-01-06 to 03-31-06	100	1,475	14.75	N/A	N/A
04-01-06 to 04-30-06	—	—	—	N/A	N/A
05-01-06 to 05-31-06	1,603	38,132	23.79	N/A	N/A
06-01-06 to 06-30-06	650	12,454	19.16	N/A	N/A

Total	17,050	$215,196	$12.62	N/A	N/A

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-K. The selected financial data as of June 30, 2004, through June 30, 2006, and the years then ended, is derived from the Company’s Consolidated Financial Statements, which were audited by BDO Seidman, LLP, independent registered public accountants. The selected financial data as of June 30, 2002, through June 30, 2003, and the years then ended is derived from the Company’s Consolidated Financial Statements.

Selected	Year ended June 30,
Financial Data	2006	2005	2004	2003	2002
Revenues	$44,853,588	$16,981,339	$12,983,500	$7,478,936	$7,767,514
Expenses	28,986,248	14,744,897	10,141,019	7,817,883	8,104,299

Income (loss) before gain on litigation settlement and income taxes	15,867,340	2,236,442	2,842,481	(338,947)	(336,785)
Gain on litigation settlement	—	—	—	371,057	—
Income tax expense (benefit)	5,431,978	789,971	675,839	(10,502)	(95,351)

Net income (loss)	10,435,362	$1,446,471	$2,166,642	$42,612	$(241,434)
Basic income (loss) per share	1.39	0.19	0.29	0.01	(0.03)
Working capital	18,275,909	7,078,554	5,267,573	3,562,885	2,930,974
Total assets	29,046,853	12,102,515	9,356,596	7,439,687	7,905,021
Long-term obligations	—	—	—	988,536	1,067,967
Shareholders’ equity	20,543,211	9,903,088	8,485,346	5,673,689	5,580,059
Net cash provided by operations	5,455,982	986,120	2,669,928	128,916	6,239
Net cash provided by (used in) investing activities	265,053	(67,634)	(30,328)	147,470	(274,750)
Net cash provided by (used in) financing activities	520,830	64,016	(970,167)	(103,079)	(76,475)

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

Business Segments

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”), with principal operations located in San Antonio, Texas, manages two business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position. For more details on the results of our core operations, see Note 14 – Financial Information by Business Segment.

The Company generates substantially all its operating revenues from the investment management of products and services for the U.S. Global Investors Funds (“USGIF”) and U.S. Global Accolade Funds (“USGAF”) and providing advisory services to several offshore clients. Although the Company generates the majority of its revenues from this segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2006, the Company held approximately $4.7 million in investments, comprising 16.4% of its total assets. The following is a brief discussion of the Company’s two business segments.

Investment Management Products and Services

Investment management revenues are largely dependent on the total value and composition of assets under management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. During fiscal year 2006, average assets under management for the SEC-registered funds increased 94.1% to $3.4 billion, primarily due to significant increases in the natural resource and foreign equity funds under management through both net inflows and market appreciation. This favorable trend has been partially offset by a reduction in assets in the money market funds as investors seek alternative short-term investments with higher yields.

SEC-Registered Funds Average Assets under Management (Dollars in Millions)
	2006	2005	% Change	2005	2004	% Change
USGIF – Money Market	$526	$547	(3.8%)	$547	$609	(10.2%)
USGIF – Other	1,630	721	126.1%	721	549	31.3%

USGIF – Total	2,156	1,268	70.0%	1,268	1,158	9.5%
USGAF	1,286	505	154.7%	505	186	171.5%

Total	$3,442	$1,773	94.1%	$1,773	$1,344	31.9%

Investment Activities

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the market value, cost and unrealized gain or loss on investments as of June 30, 2006, and June 30, 2005.

				Unrealized
				holding gains on
				available-for-sale
			Unrealized Gain	securities, net of
Securities	Market Value	Cost	(Loss)	34% tax
Trading[1]	$4,659,824	$4,011,961	$647,863	—
Available for sale[2]	82,202	45,444	36,758	$24,259

Total at June 30, 2006	4,742,026	4,057,405	684,621

Trading[1]	$2,612,529	$3,040,700	$(428,171)	—
Available for sale[2]	890,461	299,055	591,406	$390,328

Total at June 30, 2005	3,502,990	3,339,755	163,235

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
As of June 30, 2006, and 2005, the Company held approximately $1.6 and $2.0 million, respectively, in investments other than USGIF, USGAF and offshore clients the Company advises.

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
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2006, 2005, and 2004, the Company had net realized gains (losses) of approximately $827,700, ($184,000), and $291,000, respectively. The Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2006	2005	% Change	2005	2004	% Change
Net income (in thousands)	$10,435	$1,446	622%	$1,446	$2,167	(33.3)%
Net income per share
Basic	$1.39	$0.19	632%	$0.19	$0.29	(34.5)%
Diluted	$1.38	$0.19	626%	$0.19	$0.29	(34.5)%
Weighted average shares outstanding (in thousands)
Basic	7,516	7,480		7,480	7,469
Diluted	7,573	7,564		7,564	7,533
Year Ended June 30, 2006, Compared with Year Ended June 30, 2005

The Company posted net after-tax income of $10,435,362 ($1.39 per share) for the year ended June 30, 2006, compared with net after-tax income of $1,446,471 ($0.19 per share) for the year ended June 30, 2005. The increase in profitability is primarily attributable to the following factors:
•	The Company’s advisory fees, boosted primarily by the positive impact of market gains and shareholder investments in natural resource and foreign equity funds, increased by 165.2%, or $23.1 million.

•	Investment income increased by 727.3%, or $2.6 million, primarily due to realized and unrealized gains on corporate investments.

•	Transfer agent fees increased by 67.3%, or $2.1 million, primarily as a result of growth in the number of shareholder accounts.
These factors were somewhat offset by an overall increase in expenses of 96.6% in fiscal year 2006 primarily driven by the following:
•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by 180.1%, or $4.9 million;

•	Driven by strong mutual fund and offshore fund performance, employee compensation expense increased by 75.8%, or $4.5 million primarily due to higher incentive bonuses and new hires;

•	Omnibus fees increased by 166.3%, or $3.0 million, due to increased asset inflows through broker/dealer platforms; and,

•	General and administrative expenses increased 42.9%, or $1.6 million, due to additional Sarbanes-Oxley related consulting, audit, and accounting fees; communication; legal fees; and marketing-related travel and entertainment costs.
Year Ended June 30, 2005, Compared with Year Ended June 30, 2004

The Company posted net after-tax income of $1,446,471 million ($0.19 per share) for the year ended June 30, 2005, compared with net after-tax income of $2,166,642 ($0.29 per share) for the year ended June 30, 2004. The decrease in profitability in fiscal year 2005 is primarily a result of increased subadvisory fees of $1.7 million consistent with continued growth in the Eastern European Fund, decreased investment income of $1.4 million due to unrealized losses on corporate investments classified as trading securities, and increased general administrative expenses of $1.2 million due to additional consulting, communication, and marketing-related travel costs. Additionally, employee incentive bonus expense increased by $0.9 million due to strong mutual fund performance, and omnibus fees increased by $0.9 million due to increase asset inflows through broker platforms.

Revenues

(Dollars in Thousands)	2006	2005	% Change	2005	2004	% Change
Investment advisory fees:
USGIF – Money market	$1,687	$1,638	3.0%	$1,638	$1,744	(6.1)%
USGIF – Other	11,068	6,010	84.2%	6,010	4,668	28.7%

USGIF – Total	12,755	7,648	66.8%	7,648	6,412	19.3%
USGAF	15,767	6,059	160.2%	6,059	2,097	188.9%
Other advisory fees	8,622	299	2783.5%	299	670	(55.4)%

Total investment advisory fees	37,144	14,006	165.2%	14,006	9,179	52.6%
Transfer agent fees	5,332	3,187	67.3%	3,187	2,610	22.1%
Investment income (loss)	2,203	(351)	727.7%	(351)	1,023	(134.3)%
Other revenues	175	139	25.9%	139	171	(18.7)%

Total	$44,854	$16,981	164.1%	$16,981	$12,983	30.8%

As a percentage of total revenues, SEC-registered mutual fund advisory fees account for 64%, offshore investment advisory fees constitute 19%, transfer agent fees account for 12%, and investment income and miscellaneous income together make up the remaining 5%.

Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: SEC-registered mutual fund advisory fees, which in fiscal 2006 accounted for 77% of the Company’s total advisory fees, and offshore investment advisory fees, which accounted for 23% of total advisory fees.

SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375% to 1.375%, and are paid monthly. These advisory fees increased by approximately $14.8 million, or 108.1%, in fiscal 2006 over fiscal 2005. Advisory fees benefited from an increase in assets, particularly in the foreign equity and natural resource funds.

The Company has agreed to waive or reduce its fees and/or pay expenses for several USGIF funds and one USGAF fund through November 1, 2007, and February 28, 2007, respectively, or such later date as the Company determines for purposes of enhancing the funds’ competitive market positions, in particular the money market and fixed income funds. The aggregate amount of fees waived and expenses borne by the Company totaled approximately $1,181,000, $1,332,000, and $1,471,000, in 2006, 2005, and 2004, respectively. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company’s commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.

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
Offshore investment advisory fees increased by $8.3 million in fiscal 2006 compared to fiscal 2005. Due to potential market volatility, performance fees are subject to fluctuation and are not necessarily predictive of future revenue.

In the first quarter of fiscal year 2005, the Company began providing advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $1,353,454 and $299,144 for the years ended June 30, 2006 and June 30, 2005, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Global Gold and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund.

In the first quarter of fiscal year 2006, the Company began providing advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee and a quarterly performance fee, if any. The Company recorded fees totaling $212,828 for the year ended June 30, 2006. Holmes is a director of U.S. Global Investors Balanced Natural Resources Fund Ltd.

In the third quarter of fiscal year 2006, the Company began providing investment advisory services to Endeavour Mining Capital Corp., an offshore company. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded a total of $7,055,267 in advisory fees from Endeavour comprised of $6,611,582 in annual performance fees and $443,685 in monthly advisory fees for the year ended June 30, 2006. The performance fees for this advisory client are calculated and recorded only once a year at the end of each fiscal year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Estimates. Holmes is Chairman of the Board of Directors of Endeavour Mining Capital Corp.

In August of 2006, subsequent to the Company’s fiscal year end, the Company began providing advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company will receive a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded no fees for the year ending June 30, 2006. Holmes is a director of Meridian Global Energy and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund.

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

The increase in transfer agent fees in fiscal years 2006 and 2005 was primarily a result of an increase in the number of mutual fund shareholder accounts due to improved performance of the natural resource and foreign equity funds.

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

Investment income increased by $2.6 million in fiscal 2006 compared to fiscal 2005. This increase can be attributed primarily to a $935,000 increase in realized gains and a $1.3 million increase in unrealized gains on corporate investments. Included in investment income were other-than-temporary impairments of $28,655, $106,000 and $41,448 for the fiscal years ending 2006, 2005 and 2004, respectively.
The decrease in investment income of $1.4 million in fiscal 2005 compared to fiscal 2004 was primarily attributable to $991,000 increase in unrealized losses on corporate investments classified as trading securities. In addition, realized losses on sales of securities increased by $369,000, and other-than-temporary impairments on available-for-sale securities increased by $65,000. These were slightly offset by an increase in dividend and interest income of $50,000.

Expenses

(Dollars in Thousands)	2006	2005	% Change	2005	2004	% Change
Employee compensation and benefits	$10,359	$5,891	75.8%	$5,891	$4,986	18.2%
Subadvisory fees	7,619	2,720	180.1%	2,720	1,019	166.9%
General and administrative	5,460	3,821	42.9%	3,821	2,623	45.7%
Omnibus fees	4,882	1,833	166.3%	1,833	959	91.1%
Advertising	513	370	38.7%	370	373	(0.8)%
Depreciation	153	110	39.0%	110	108	1.9%
Interest	—	—	—	—	73	(100.0)%

Total	$28,986	$14,745	96.6%	$14,745	$10,141	45.4%
Employee Compensation and Benefits. Employee compensation and benefits increased by $4.5 million, or 75.8%, in 2006 and $900,000, or 18.2%, in fiscal 2005, primarily due to incentive bonuses associated with strong mutual fund performance, mutual fund asset growth, strong offshore advisory performance and increased shareholder accounts.

Subadvisory Fees. Subadvisory fees are calculated as a percentage of average net assets of the three funds that are subadvised by third-party managers. The increases in subadvisory fees of $4.9 million and $1.7 million in fiscal years 2006 and 2005, respectively, resulted primarily from the sizeable growth in assets in the Eastern European Fund.

General and Administrative. The increase in general and administrative expenses of $1.6 million, or 42.9%, in fiscal year 2006 resulted primarily from increased consulting, auditing and accounting fees of approximately $905,000 attributable primarily to Sarbanes-Oxley and compliance costs. In addition, communication, legal, and marketing-related travel and entertainment costs also increased. The increase in general and administrative expenses of $1.2 million, or 45.7%, in fiscal year 2005 is primarily attributable to increased consulting, communication, and marketing-related travel and entertainment costs.

Omnibus Fees. Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, net omnibus fee expenses have increased by $3.0 million and $874,000 during fiscal years 2006 and 2005, respectively. The incremental assets received through the broker/dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression from paying omnibus fees on those assets.

Advertising. Advertising expense increased by approximately $143,000 in fiscal 2006 and remained flat in fiscal 2005.

Depreciation. Depreciation expense increased by $43,000 in fiscal year 2006 as a result of a slight increase in capital purchases. Depreciation expense remained flat in fiscal year 2005 primarily due to assets becoming fully depreciated without being replaced with additional capital purchases.

Interest. No interest expense was incurred during fiscal 2006 or 2005. This is attributable to the payment in full of the note related to the Company’s building in fiscal 2004.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2006, the Company has $14,584 in capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management included no valuation allowance at June 30, 2006 providing for the utilization of investment tax credits. The valuation allowance was reduced to zero in fiscal 2005 as the credits expired.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2006, is as follows:

	Payments due by period
		Less than	1 – 3		More than
Contractual Obligations	Total	1 year	Years	3 – 5 years	5 years
Operating Lease Obligations	$220,809	$153,384	$67,425	—	—
Contractual Obligation	108,350	83,400	24,950	—	—

Total	329,159	236,784	92,375	—	—

Operating leases consist of telephone equipment, printers, and copiers leased from several vendors. Contractual obligation consists of an agreement with a vendor to provide an e-mail server and a web server. Other contractual obligations consist of subadvisory contracts and agreements to waive or reduce advisory fees and/or pay expenses on several funds, which are renewed annually. Future obligations under these agreements are dependent upon future levels of fund assets.

Liquidity and Capital Resources

At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $18.3 million and a current ratio of 3.1 to 1. With approximately $10.1 million in cash and cash equivalents and $4.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $20.5 million, with cash, cash equivalents, and marketable securities comprising 50.9% of total assets. The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.

The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2007, and May 31, 2007, respectively. Management anticipates that the trustees of both USGIF and USGAF will renew the contracts. With respect to offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.

Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

Critical Accounting Estimates

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

Valuation of Investments. Securities traded on a securities exchange are valued at the last sale price. Securities for which over-the-counter market quotations are available, but for which there was no trade on or near the balance sheet date, are valued at the mean price between the last price bid and last price asked. Securities for which quotations are not readily available are valued at management’s estimate of fair value..

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would recognize in its financial statements the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. FIN 48 will be effective for the fiscal years beginning after December 15, 2006. The provisions of FIN 48 are required to be applied to all tax positions in all open tax years. The Company is in the process of evaluating the impact, if any, of adoption on the Company’s financial position and results of operation.

Adoption of SFAS123R. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

Revenue Recognition on Advisory Contract. In the third quarter of fiscal year 2006, the Company began providing investment advisory services for Endeavour Mining Capital Corp. (EMCC), an offshore company. The Company is paid a monthly advisory fee based on the net asset value of the portfolio, and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.

EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which performance fees are recorded annually at the end of each fiscal year of EMCC. The Company recorded $6,611,582 in annual performance fees and $443,685 in advisory fees for the year ended June 30, 2006.

Related Party Transactions

The Company had $12.6 million and $4.8 million at fair value invested in USGIF and USGAF funds included in the balance sheet in cash and cash equivalents and trading securities at June 30, 2006, and 2005, respectively. The Company recorded $49,380 in dividend income and $100,952 in unrealized gains on its investments in the funds. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.

In the first quarter of fiscal year 2005, the Company began providing advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $1,353,454 and $299,144 for the years ended June 30, 2006 and June 30, 2005, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Global Gold and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund.

In the first quarter of fiscal year 2006, the Company began providing advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee and a quarterly performance fee, if any. The Company recorded advisory fees totaling $212,828 for the year ended June 30, 2006. The Company has an investment in the U.S. Global Investors Balanced Natural Resources Fund, Ltd. with a market value of $682,000 as of June 30, 2006, and earned $182,000 in unrealized gains, which were recorded as investment income in fiscal 2006. Holmes is a director of U.S. Global Investors Balanced Natural Resources Fund Ltd.

In the third quarter of fiscal year 2006, the Company began providing investment advisory services to Endeavour Mining Capital Corp., an offshore company. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded a total of $7,055,267 in advisory fees from Endeavour comprised of $6,611,582 in annual performance fees and $443,685 in monthly advisory fees for the year ended June

30, 2006. The performance fees for this advisory client are calculated and recorded only once a year at the end of each fiscal year in accordance with the terms of the advisory agreement. For more information, see the section entitled “Revenue Recognition” under Critical Accounting Policies. Holmes is Chairman of the Board of Directors of Endeavour Mining Capital Corp.

In August of 2006, subsequent to the Company’s fiscal year end, the Company began providing advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company will receive a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded no fees for the year ending June 30, 2006. The Company invested $500,000 in the fund in August 2006. Holmes is a director of Meridian Global Energy and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund.

The Company owns a position in Franc-Or Resources at June 30, 2006, with an estimated fair value of approximately $400,000, recorded as a trading security on the balance sheet. Holmes served as an independent director of Franc-Or Resources from June 2000 to November 2003.

Holmes also served as an independent director for BCS Global Networks (formerly Broadband Collaborative Solutions), a private company, from May 2000 to June 30, 2002, when the entity became a public company. Holmes personally owned shares of BCS Global Networks at June 30, 2005. The Company owned a position in BCS Global Networks at June 30, 2005, with an estimated fair value of approximately $42,000 recorded as available for sale on the balance sheet. In the first quarter of fiscal 2006, both the Company and Holmes sold their holdings in BCS Global Networks in response to a tender offer, with the Company realizing a loss of $31,560.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures

The Company’s balance sheet includes assets whose fair value is subject to market risks. Due to the Company’s investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients. The Company has in place a code of ethics that addresses the trading activity by the Company. Written procedures are also in place to manage compliance with the code of ethics.

The table below summarizes the Company’s equity price risks as of June 30, 2006, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

				Increase
			Estimated Fair	(Decrease) in
		Hypothetical	Value After	Shareholders’
	Fair Value at June 30,	Percentage	Hypothetical	Equity, Net
	2006 ($)	Change	Price Change ($)	of Tax ($)
Trading securities[1]	4,659,824	25% increase	5,824,780	768,871
		25% decrease	3,494,868	(768,871)
Available-for-sale[2]	82,202	25% increase	102,753	13,563
		25% decrease	61,652	(13,563)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

Item 8. Financial Statements and Supplementary Data
Management’s Annual Report on Internal Control Over Financial Reporting
U.S. Global Investors, Inc.’s (Company) management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements in this annual report. These consolidated financial statements and notes have been prepared in conformity with U.S. generally accepted accounting principles from accounting records which management believes fairly and accurately reflect the Company’s operations and financial position. The consolidated financial statements include amounts based on management’s best estimates and judgments considering currently available information and management’s view of current conditions and circumstances.
Management is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to provide a reasonable assurance of the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of June 30, 2006, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control – Integrated Framework.” BDO Seidman, LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has issued a report on management’s assessment of the Company’s internal control over financial reporting.
U.S. Global Investors, Inc.

Frank E. Holmes	Catherine A. Rademacher
Chief Executive Officer and Chief Investment Officer	Chief Financial Officer
August 28, 2006

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, that U.S. Global Investors, Inc. (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006, of the Company and our report dated August 28, 2006 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
August 28, 2006

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. as of June 30, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2006, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Dallas, Texas
August 28, 2006

U.S. Global Investors, Inc.
Consolidated Balance Sheets

	June 30,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$10,056,043	$3,814,178
Trading securities, at fair value	4,659,824	2,612,529
Receivables
Advisory, net of allowance	11,290,240	2,275,288
Employees	7,669	750
Other	184,962	43,274
Prepaid expenses	580,813	450,963
Deferred tax asset	—	80,989

Total Current Assets	26,779,551	9,277,971

Net Property and Equipment	2,122,889	1,768,334

Other Assets
Long-term deferred tax asset	62,211	165,749
Investment securities available-for-sale, at fair value	82,202	890,461

Total Other Assets	144,413	1,056,210

Total Assets	$29,046,853	$12,102,515

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$343,364	$193,249
Accrued compensation and related costs	2,961,836	525,140
Deferred tax liability	178,707	—
Other accrued expenses	5,019,735	1,481,038

Total Current Liabilities	8,503,642	2,199,427

Total Liabilities	8,503,642	2,199,427

Shareholders’ Equity
Common stock (class A)— $0.05 par value; nonvoting; authorized 7,000,000 shares; issued, 6,402,974 and 6,316,474 shares at June 30, 2006, and 2005, respectively	320,149	315,824
Common stock (class B)— $0.05 par value; nonvoting; authorized 2,250,000 shares; no shares issued	—	—
Common stock (class C)— $0.05 par value; voting; authorized 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in capital	11,754,779	11,008,535
Treasury stock, class A shares at cost; 327,057 and 326,988 shares at June 30, 2006, and 2005, respectively	(830,330)	(650,592)
Accumulated other comprehensive income, net of tax	24,259	390,329
Retained earnings (deficit)	9,199,514	(1,235,848)

Total Shareholders’ Equity	20,543,211	9,903,088

Total Liabilities and Shareholders’ Equity	$29,046,853	$12,102,515

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended June 30,
	2006	2005	2004
Revenue
Investment advisory fees	$37,143,150	$14,006,508	$9,179,200
Transfer agent fees	5,332,066	3,187,487	2,610,029
Investment income (loss)	2,203,393	(351,248)	1,023,441
Other	174,979	138,592	170,830

	44,853,588	16,981,339	12,983,500

Expenses
Employee compensation and benefits	10,359,365	5,891,162	4,985,449
General and administrative	5,460,442	3,821,129	2,622,773
Subadvisory fees	7,618,466	2,719,603	1,018,572
Omnibus fees	4,882,144	1,833,096	959,523
Advertising	513,076	369,927	373,492
Depreciation	152,755	109,899	108,065
Interest	—	81	73,145

	28,986,248	14,744,897	10,141,019

Income Before Income Taxes	15,867,340	2,236,442	2,842,481

Provision for Federal Income Taxes
Tax expense	5,431,978	789,971	675,839

Net Income	10,435,362	1,446,471	2,166,642
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(2,473)	(142,745)	646,244
Less: reclassification adjustment for gains included in net income	(363,596)	—	(102,287)

Comprehensive Income	$10,069,293	$1,303,726	$2,710,599

Basic Net Income per Share	$1.39	$0.19	$0.29

Diluted Net Income per Share	$1.38	$0.19	$0.29

Basic weighted average number of common shares outstanding	7,515,789	7,479,998	7,469,164
Diluted weighted average number of common shares outstanding	7,573,115	7,564,269	7,533,134
The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common	Common	Additional	Retained		Other
	Stock	Stock	Paid-in	Earnings	Treasury	Comprehensive
	(Class A)	(Class C)	Capital	(Deficit)	Stock	Income (Loss)	Total
Balance at June 30, 2003 (6,311,474 shares of Class A; 1,496,800 shares of Class C)	315,574	74,840	10,806,655	(4,848,961)	(663,536)	(10,883)	5,673,689
Purchase of 16,741 shares of Common Stock (Class A)	—	—	—	—	(72,246)	—	(72,246)
Reissuance of 39,191 shares of Common Stock (Class A)	—	—	34,398	—	69,881	—	104,279
Exercise of 500 options for Common Stock (Class A)	25	—	1,400	—	—	—	1,425
Issuance of option for 20,000 shares of Common Stock (Class A)	—	—	17,600	—	—	—	17,600
Recognition of current year portion of deferred compensation	—	—	50,000	—	—	—	50,000
Unrealized gain on securities available-for-sale (net of tax)	—	—	—	—	—	543,957	543,957

Net Income	—	—	—	2,166,642	—	—	2,166,642

Balance at June 30, 2004 (6,311,974 shares of Class A; 1,496,800 shares of Class C)	315,599	74,840	10,910,053	(2,682,319)	(665,901)	533,074	8,485,346
Purchase of 2,980 shares of Common Stock (Class A)	—	—	—	—	(13,968)	—	(13,968)
Reissuance of 15,490 shares of Common Stock (Class A)	—	—	33,959	—	29,277	—	63,236
Exercise of 4,500 options for Common Stock (Class A)	225	—	14,524	—	—	—	14,749
Recognition of current year portion of deferred compensation	—	—	50,000	—	—	—	50,000
Unrealized gain (loss) on securities available-for-sale (net of tax)	—	—	—	—	—	(142,746)	(142,746)

Net Income	—	—	—	1,446,471	—	—	1,446,471

Balance at June 30, 2005 (6,316,474 shares of Class A; 1,496,800 shares of Class C)	315,824	74,840	11,008,536	(1,235,848)	(650,592)	390,328	9,903,088
Purchase of 17,050 shares of Common Stock (Class A)	—	—	—	—	(215,196)	—	(215,196)
Reissuance of 16,981 shares of Common Stock (Class A)	—	—	109,325	—	35,458	—	144,783
Exercise of 86,500 options for Common Stock (Class A)	4,325	—	560,333	—	—	—	564,658
Recognition of current year portion of deferred compensation	—	—	50,000	—	—	—	50,000
FAS 123R compensation expense	—	—	26,585	—	—	—	26,585
Unrealized gain (loss) on securities available-for-sale and reclassification (net of tax)	—	—	—	—	—	(366,069)	(366,069)

Net Income	—	—	—	10,435,362	—	—	10,435,362

Balance at June 30, 2006 (6,402,974 shares of Class A; 1,496,800 shares of Class C)	320,149	74,840	11,754,779	9,199,514	(830,330)	24,259	20,543,211

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2006	2005	2004
Cash Flow from Operating Activities
Net income	$10,435,362	$1,446,471	$2,166,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,755	109,899	108,065
Net recognized loss (gain) on securities	(827,718)	184,253	(861,552)
Provision for deferred taxes	551,815	49,624	604,296
Deferred compensation	50,000	50,000	50,000
Class A option issued to non-employee	—	—	17,600
Provision for losses on accounts receivable	(8,988)	26,488	(64,488)
Loss on disposal of equipment	3,494	889	4,827
Termination of annuity liability	—	—	(102,909)
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	(9,154,571)	(867,701)	327,072
Prepaid expenses and other	(129,850)	(143,552)	229,498
Trading securities	(1,741,825)	(1,018,428)	(200,908)
Accounts payable and accrued expenses	6,125,508	1,148,177	391,785

Total adjustments	(4,979,380)	(460,351)	503,286

Net cash provided by operations	5,455,982	986,120	2,669,928

Cash Flow from Investing Activities
Purchase of property and equipment	(510,804)	(67,634)	(145,548)
Purchase of available-for-sale securities	(8,420)	—	(200,520)
Proceeds on sale of available-for-sale securities	784,277	—	315,740

Net cash (used in) provided by investing activities	265,053	(67,634)	(30,328)

Cash Flow from Financing Activities
Payments on annuity	—	—	(9,564)
Payments on note payable	—	—	(956,560)
SFAS 123R compensation expense	26,585	—	—
Benefits from tax deduction in excess of stock-based compensation expense	404,817	—	—
Proceeds from issuance or exercise of stock, warrants, and options	304,624	77,984	68,203
Purchase of treasury stock	(215,196)	(13,968)	(72,246)

Net cash provided by (used in) financing activities	520,830	64,016	(970,167)

Net Increase in Cash and Cash Equivalents	6,241,865	982,502	1,669,433
Beginning Cash and Cash Equivalents	3,814,178	2,831,676	1,162,243

Ending Cash and Cash Equivalents	$10,056,043	$3,814,178	$2,831,676

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$—	$81	$73,145

Cash paid for income taxes	$1,753,000	$645,251	$29,095
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
Note 1. Organization
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser and transfer agent to U.S. Global Investors Funds (“USGIF”) and U.S. Global Accolade Funds (“USGAF”), both Massachusetts business trusts that are no-load, open-end investment companies offering shares in numerous mutual funds to the investing public. The Company has served as investment adviser and manager since the inception of USGIF and USGAF and assumed the transfer agency function of USGIF in November 1984, and of USGAF in October 1994, the commencement of operations. For these services, the Company receives fees from USGIF and USGAF.
U.S. Global formed the following companies to provide supplementary services to USGIF and USGAF: United Shareholder Services, Inc. (“USSI”), A&B Mailers, Inc. (“A&B”), and U.S. Global Brokerage, Inc. (“USGB”).
The Company formed two subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Guernsey) Limited (USGG), which was incorporated in Guernsey on August 20, 1993 and U.S. Global Investors (Bermuda) Limited (USBERM) which was incorporated in Bermuda on June 15, 2005.
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
Advisory Receivables. Advisory receivables consist primarily of monthly investment advisory and transfer agent fees owed to the Company by USGIF and USGAF as well as offshore investment advisory fees receivable. In addition, mutual fund receivables include amounts reimbursed to the Company for certain advertising and distribution expenses incurred on behalf of USGAF in accordance with Rule 12b-1of the Investment Company Act of 1940. The Company evaluates the collectibility of these 12b-1 receivables on an ongoing basis, and, as a result, placed an allowance of $17,500 and $26,488 against the receivable balance as of June 30, 2006, and June 30, 2005, respectively. The allowance is based on the amount estimated to be collected within one year. If the receivable exceeds the estimate, an allowance is recorded for the difference.
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

The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the prior year ended June 30, 2005, based on the fair value method under SFAS 123. The reported and pro forma net income and earnings per share for the current year ended June 30, 2006, are the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. The amounts for the years ended June 30, 2005 and 2004 are included in the table below solely to provide the detail for a comparative presentation to the period of the previous year.

		Year Ended June 30,
	2006	2005	2004

Net income, as reported	$10,435,362	$1,446,471	$2,166,642
Add: Stock-based employee compensation expense included in reported net income, net of tax	46,135	33,000	33,000
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(46,135)	(36,217)	(36,753)

Pro forma net income	$10,435,362	$1,443,254	$2,162,889

Earnings per share:
Basic – as reported	$1.39	$0.19	$0.29
Diluted – as reported	$1.38	$0.19	$0.29
Basic – pro forma	$1.39	$0.19	$0.29
Diluted – pro forma	$1.38	$0.19	$0.29
For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. During fiscal 2006, an option for 5,000 shares was granted with a fair value, net of tax, of $43,400. During fiscal year 2005, options for 20,000 shares were granted with a fair value, net of tax, of $30,750. No options were granted during fiscal year 2004.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would recognize in its financial statements the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. FIN 48 will be effective for the fiscal years beginning after December 15, 2006. The provisions of FIN 48 are required to be applied to all tax positions in all open tax years. The Company is in the process of evaluating the impact, if any, of adoption on the Company’s financial position and results of operation.
Revenue Recognition. The Company earns substantially all of its revenues from investment advisory and transfer agency services. Mutual fund investment advisory fees, calculated as a percentage of assets under management, are recorded as revenue as services are performed. Advisory client contracts provide for monthly management fees, in addition to a quarterly or annual performance fees. Transfer agency fees are calculated using a charge based upon the number of shareholder accounts serviced. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of any fee waivers.

In the third quarter of fiscal year 2006, the Company began providing investment advisory services for Endeavour Mining Capital Corp. (EMCC), an offshore company. The Company is paid a monthly advisory fee based on the net asset value of the portfolio, and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.
EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which performance fees are recorded annually at the end of each fiscal year of EMCC. The Company recorded $6,611,582 in annual performance fees and $443,685 in advisory fees for the year ended June 30, 2006.
Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.
Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. At June 30, 2006, 2005, and 2004, the Company had capitalized sales materials of approximately $59,000, $48,000, and $16,000, respectively. Net advertising expenditures were approximately $513,000, $370,000, and $373,000 during fiscal 2006, 2005, and 2004, respectively.
Foreign Currency Transactions. Transactions between the Company and foreign entities are converted to U.S. dollars using the exchange rate on the date of the transactions. Security investments valued in foreign currencies are translated to U.S. dollars using the applicable exchange rate as of the reporting date. Realized foreign currency gains and losses are immaterial and are therefore included as a component of investment income rather than other comprehensive income.
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

Note 3. Investments
As of June 30, 2006, the Company held investments with a market value of $4.7 million and a cost basis of $4.1 million. The market value of these investments is approximately 16.3 percent of the Company’s total assets.
The following table summarizes investment activity over the last three fiscal years:

	Year Ended June 30,
	2006	2005	2004
Realized gains (losses) on sale of trading securities	$305,469	$(78,253)	$135,789
Trading securities, at cost	4,011,961	3,040,700	1,857,171
Trading securities, at fair value (1)	4,659,824	2,612,529	1,672,354
Net change in unrealized gains (losses) on trading securities (included in earnings) (2)	1,076,034	(243,355)	748,018
Available-for-sale securities, at cost	45,444	299,055	405,055
Available-for-sale securities, at fair value (1)	82,202	890,461	1,212,742
Gross realized gains on sale of available-for-sale securities	582,475	—	158,387
Gross realized losses on sale of available-for-sale securities	(31,572)	—	(3,406)
Gross unrealized losses recorded in shareholders’ equity	(3,137)	(76,746)	(180,727)
Gross unrealized gains recorded in shareholders’ equity	39,896	668,152	988,414
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	(28,655)	(106,000)	(41,448)

(1)	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.

(2)	Total gross unrealized gains on trading securities recorded in fiscal 2006 are comprised primarily of the unrealized gain on four securities, which makes up $826,240 of the $1,076,034, or 77%, of the gross unrealized gains recorded.
The following table summarizes equity investments that are in an unrealized loss position at each balance sheet date, categorized by how long they have been in a continuous loss position. These investments do not include trading securities or those available-for-sale securities with declines in value deemed other than temporary as their unrealized losses are recognized in earnings.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Fiscal Year	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2006	$7,614	$3,137	$0	$0	$7,614	$3,137
2005	$112,702	$35,953	$51,039	$40,793	$163,741	$76,746
The aggregate gross unrealized loss of $3,137 and $76,746 at June 30, 2006 and 2005, respectively, was primarily related to one and three securities, respectively. Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.
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
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several USGIF funds and one USGAF fund through November 1, 2007, and February 28, 2007, respectively, or such later date as the Company determines. The aggregate fees waived and expenses borne by the Company were $1,181,000, $1,332,000, and $1,471,000, in 2006, 2005, and 2004, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire in February 2007 and May 2007, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company provides advisory services to various offshore clients. The Company generally receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on an agreed-upon performance measurement. The contracts between the Company and the offshore clients expire periodically and management anticipates that its offshore clients will renew the contracts.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.
Note 5. Property and Equipment
Property and equipment are composed of the following:

	June 30,
	2006	2005
Building and land	$2,523,623	$2,303,014
Furniture, equipment, and other	1,678,790	1,773,327

	4,202,413	4,076,341
Accumulated depreciation	(2,079,524)	(2,308,007)

Net property and equipment	$2,122,889	$1,768,334

Note 6. Other Accrued Expenses
Other accrued expenses consist of the following:

	June 30,
	2006	2005
Taxes payable	$2,907,266	$181,099
Omnibus fees	981,524	509,185
Subadvisory fees	642,644	295,500
Vendors payable	286,168	286,880
Legal, professional, and consulting fees	176,619	127,713
Other	25,514	80,661

Total other accrued expenses	$5,019,735	$1,481,038

Note 7. Borrowings
As of June 30, 2006, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The Company must maintain certain quarterly financial covenants to access the line of credit. The covenants include: (1) liquidity of $1 million or more in cash, cash equivalents and marketable securities, (2) a debt to equity ratio of .75 or less, and (3) a ratio of current assets to current liabilities of 2.0 or greater. The Company has been in compliance with all financial covenants during the fiscal year. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of June 30, 2006, this credit facility remained unutilized by the Company.
Note 8. Lease Commitments
The Company has operating leases for computers and equipment that expire from fiscal years 2007 through 2009. Total lease expenses were $416,491, $360,778, and $245,776 in fiscal years 2006, 2005, and 2004, respectively. Future minimum lease payments required under these leases are as follows:

Fiscal Year	Amount
2007	$153,384
2008	58,752
2009	8,673

Total	$220,809

Note 9. Benefit Plans
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 50% of participants’ contributions up to 4% of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $73,166, $55,018, and $51,523 for fiscal years 2006, 2005, and 2004, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company paid a profit sharing contribution in fiscal year 2006 of $220,000. In addition, the Company accrued an additional $166,000 through June 30, 2006 for a potential profit sharing contribution in fiscal 2007. The Company neither accrued nor paid a contribution for fiscal years 2005 and 2004.
The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which essentially all such employees accepted. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for the education of their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $61,061, $54,616, and $50,903 in fiscal years 2006, 2005, and 2004, respectively.
The Company has a program whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2006, 2005, and 2004, employees purchased 12,881, 15,127 and 28,180 shares of treasury stock from the Company, respectively.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2006.

Note 10. Shareholders’ Equity
On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s board of directors, with the exception that any dividends declared must first be paid to the holders of the class A stock to the extent of 5 percent of the Company’s after-tax prior year net earnings. The holders of the class A stock have a liquidation preference equal to the par value of $.05 per share. In the event of a full liquidation, the total liquidation preference of the holders of the class A stock would be $320,149, based on shares outstanding at June 30, 2006.
During fiscal year 1999, the board of directors of the Company approved the issuance of 1,000,000 shares of class C common stock to Frank Holmes (Holmes) in exchange for services and cancellation of the option to purchase 400,000 shares of class C common stock held by Holmes and the cancellation of warrants to purchase 586,122 shares of class C common stock held by Holmes and F.E. Holmes Organization, Inc. The 1,000,000 shares vest over a ten-year period beginning July 1, 1998, and will vest fully on June 30, 2008, or in the event of Holmes’ death, and were valued at $.50 per share for compensation purposes. The agreement was executed on August 10, 1999. At June 30, 2006, the unvested balance of this deferred compensation arrangement is $100,000 and is included in additional paid-in capital.
During the fiscal years ended June 30, 2006, 2005, and 2004 the Company purchased 17,050, 2,980, and 16,741 shares, respectively, of its class A common stock at an average price of $12.62, $4.69, and $4.32, per share, respectively.
During the year ended June 30, 2006, the Company granted 4,100 shares of class A common stock to certain employees at a weighted average fair value on grant date of $12.18. During the year ended June 30, 2005, the Company granted no shares of class A common stock to employees. During the year ended June 30, 2004, the Company granted 15,000 shares of class A common stock to certain employees at a weighted average fair value on grant date of $1.77.
In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 800,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Since adoption of the 1989 Plan, options have been granted at prices ranging from $1.50 to $5.69 per share, which equaled or exceeded the fair market value at date of grant. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 200,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued prior to fiscal 2005 that were outstanding at June 30, 2006, were 100 percent vested at June 30, 2006. In October 2004, options for 20,000 shares were granted at an exercise price of $3.29 per share and vesting of 50 percent on the first and second anniversary dates. In February 2006, an option for 5,000 shares was granted at an exercise price of $15.38 per share and vesting of 50 percent on the first and second anniversary dates.
Options issued under the 1989 Plan and the 1997 Plan expire ten years after issuance. It is the Company’s policy to issue class A common stock upon exercise of stock options.

Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

		Weighted
		Average
		Exercise
	Shares	Price ($)
Outstanding June 30, 2003	161,500	1.94
Granted	—	—
Canceled	10,000	1.58
Exercised	500	1.82

Outstanding June 30, 2004	151,000	1.94
Granted	20,000	3.29
Canceled	2,000	2.07
Exercised	4,500	1.63

Outstanding June 30, 2005	164,500	2.11
Granted	5,000	15.38
Canceled	10,000	2.00
Exercised	86,500	2.19

Outstanding June 30, 2006	73,000	2.93

As of June 30, 2006, 2005, and 2004, exercisable employee stock options totaled 58,000, 144,500, and 144,000 shares and had weighted average exercise prices of $1.80, $1.95, and $1.96 per share, respectively.
Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2006, were as follows:

	Options Outstanding				Options Exercisable
				Weighted		Weighted
	Date of		Remaining	Average		Average
	Option	Number	Life in	Exercise	Number	Option
	Grant	Outstanding	Years	Price ($)	Exercisable	Price ($)
1989 Plan	12/03/99	15,000	3.42	1.50	15,000	1.50

Class A		15,000	3.42	1.50	15,000	1.50

1997	06/04/97	26,000	.92	1.82	26,000	1.82
Plan	12/03/99	12,000	3.42	1.50	12,000	1.50
Class A	10/01/04	15,000	8.25	3.29	5,000	3.29
	02/24/06	5,000	9.65	15.38	0	15.38

		58,000	4.09	3.30	43,000	1.90

All Plans	12/99 through 02/06	73,000	3.95	2.93	58,000	1.80

Note 11. Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year Ended June 30,
		% of		% of		% of
	2006	Pretax	2005	Pretax	2004	Pretax
Tax expense at statutory rate	$5,479,589	34.5%	$760,390	34.0%	$966,443	34.0%
Change in valuation allowance	—	—	(34,472)	(1.5%)	(280,921)	(9.9%)
Other	(47,611)	(0.3%)	64,053	2.9%	(9,683)	(0.3)%

	$5,431,978	34.2%	$789,971	35.3%	$675,839	23.8%

Components of total tax expense are as follows:

	Year Ended June 30,
	2006	2005	2004

Current tax expense	$4,875,027	$740,347	$71,543
Deferred tax expense	556,951	49,624	604,296

Total tax expense	$5,431,978	$789,971	$675,839

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred total assets and liabilities using a 34% tax rate are as follows:

	Year Ended June 30,
	2006	2005
Book/tax differences in the balance sheet
Trading securities	$(220,273)	$145,578
Prepaid expenses	(167,574)	(145,089)
Accumulated depreciation	(22,531)	12,086
Accrued expenses	209,141	80,499
FAS 123R compensation expense	12,136	—
Available-for-sale securities	58,021	147,680
Option issued to vendor	—	5,984

	(131,080)	246,738
Tax carryovers
Capital loss carryover	14,584	—

	14,584	—

Total gross deferred tax asset (liability)	(116,496)	246,738
Valuation allowance	—	—

Net deferred tax asset (liability)	$(116,496)	$246,738

For federal income tax purposes at June 30, 2006, the Company has $14,584 in capital loss carryovers that will expire in 2010.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. As such, management included no valuation allowance at June 30, 2006 providing for the utilization of investment tax credits. The valuation allowance was reduced to zero in fiscal 2005 as the credits expired.

Note 12. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2006	2005	2004
Basic and diluted net income	$10,435,362	$1,446,471	$2,166,642
Weighted average number of outstanding shares
Basic	7,515,789	7,479,998	7,469,164
Effect of dilutive securities
Employee stock options	57,326	84,271	63,970

Diluted	7,573,115	7,564,269	7,533,134

Earnings per share
Basic	$1.39	$0.19	$0.29

Diluted	$1.38	$0.19	$0.29

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2006, 2005, and 2004, employee stock options for 5,000, 0, and 0 shares, respectively, were excluded from diluted EPS.
Note 13. Comprehensive Income
The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax	Tax
	Amount	Effect	Net-of-Tax Amount
June 30, 2006
Change in unrealized losses on available-for-sale securities	$(3,746)	$1,273	$(2,473)
Less: reclassification adjustment for gains included in net income	(550,903)	187,307	(363,596)

Other comprehensive income	$(554,649)	$188,580	$(366,069)

June 30, 2005
Change in unrealized losses on available-for-sale securities	$(216,280)	$73,535	$(142,745)

Other comprehensive income	$(216,280)	$73,535	$(142,745)

June 30, 2004
Change in unrealized gains on available-for-sale securities	$979,158	$(332,914)	$646,244
Less: reclassification adjustment for gains included in net income	(154,981)	52,694	(102,287)

Other comprehensive income	$824,177	$(280,220)	$543,957

Note 14. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to its clients and investing for its own account in an effort to add growth and value to its cash position. The following details total revenues and income (loss) by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Year ended June 30, 2006
Net revenues	$42,959,530	$1,894,058	$44,853,588

Net income before income taxes	13,997,166	1,870,174	15,867,340

Depreciation	152,755	—	152,755

Interest expense	—	—	—

Capital expenditures	510,804	—	510,804

Gross identifiable assets at June 30, 2006	24,220,565	4,764,077	28,984,642
Deferred tax asset			62,211

Consolidated total assets at June 30, 2006			29,046,853

Year ended June 30, 2005
Net revenues (loss)	$17,408,377	$(427,038)	$16,981,339

Net income (loss) before income taxes	2,691,479	(455,037)	2,236,442

Depreciation	109,899	—	109,899

Interest expense	81	—	81

Capital expenditures	67,634	—	67,634

Gross identifiable assets at June 30, 2005	8,331,233	3,524,544	11,855,777
Deferred tax asset			246,738

Consolidated total assets at June 30, 2005			12,102,515

Year ended June 30, 2004
Net revenues	$11,979,314	$1,004,186	$12,983,500

Net income before income taxes	1,839,764	1,002,717	2,842,481

Depreciation	108,065	—	108,065

Interest expense	72,962	183	73,145

Gain on litigation settlement	—	—	—

Capital expenditures	145,548	—	145,548

Gross identifiable assets at June 30, 2004	6,428,674	2,885,096	9,313,770
Deferred tax asset			222,826

Consolidated total assets at June 30, 2004			9,536,596

Note 15. Related Party Transactions
The Company had $12.6 million and $4.8 million at fair value invested in USGIF and USGAF funds, included in the balance sheet in cash and cash equivalents and trading securities, at June 30, 2006, and 2005, respectively. The Company recorded $49,380 in dividend income and $100,952 in unrealized gains on its investments in the funds. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.
In the first quarter of fiscal year 2005, the Company began providing advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $1,353,454 and $299,144 for the years ended June 30, 2006 and June 30, 2005, respectively. Frank Holmes, a director and CEO of the

Company, is a director of Meridian Global Gold and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund.
In the first quarter of fiscal year 2006, the Company began providing advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee and a quarterly performance fee, if any. The Company recorded advisory fees totaling $212,828 for the year ended June 30, 2006. The Company has an investment in the U.S. Global Investors Balanced Natural Resources Fund, Ltd. with a market value of $682,000 and $500,000 as of June 30, 2006, and 2005, respectively. The Company earned $182,000 in unrealized gains on its investment in the fund in fiscal 2006, which was recorded as investment income. Holmes is a director of U.S. Global Investors Balanced Natural Resources Fund Ltd.
In the third quarter of fiscal year 2006, the Company began providing investment advisory services to Endeavour Mining Capital Corp., an offshore company. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded $7,055,267 in performance and advisory fees for the year ended June 30, 2006. Holmes is Chairman of the Board of Directors of Endeavour Mining Capital Corp.
In August of 2006, subsequent to the Company’s fiscal year end, the Company began providing advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company will receive a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded no fees for the year ending June 30, 2006. The Company invested $500,000 in the fund in August 2006. Holmes is a director of Meridian Global Energy and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund.
The Company owns a position in Franc-Or Resources Corporation at June 30, 2006, with an estimated fair value of approximately $400,000, recorded as a trading security on the balance sheet. Holmes served as an independent director of Franc-Or Resources Corporation from June 2000 to November 2003.
Holmes also served as an independent director for BCS Global Networks (formerly Broadband Collaborative Solutions), a private company, from May 2000 to June 30, 2002, when the entity became a public company. Holmes personally owned shares of BCS Global Networks at June 30, 2005. The Company owned a position in BCS Global Networks at June 30, 2005, with an estimated fair value of approximately $42,000 recorded as available for sale on the balance sheet. In the first quarter of fiscal 2006, both the Company and Holmes sold their holdings in BCS Global Networks in response to a tender offer, with the Company realizing a loss of $31,560.
Note 16. Contingencies and Commitments
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

Note 17. Selected Quarterly Financial Data (Unaudited)
Note that some rows may not add to the correct annual total due to rounding.

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$6,575	$7,761	$11,557	$18,961
Expenses	4,859	6,048	7,459	10,620
Income Before Income Taxes	1,716	1,713	4,098	8,341
Net Income	1,095	1,168	2,550	5,622
Earnings per Share:
Basic	$0.15	$0.16	$0.34	$0.74
Diluted	$0.14	$0.15	$0.34	$0.74

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$2,962	$4,106	$4,884	$5,029
Expenses	2,631	3,495	4,154	4,465
Income Before Income Taxes	331	611	730	564
Net Income	240	407	449	350
Earnings per Share:
Basic	$0.03	$0.05	$0.06	$0.05
Diluted	$0.03	$0.05	$0.06	$0.05

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$2,629	$4,337	$3,217	$2,800
Expenses	1,946	2,514	2,870	2,811
Income (Loss) Before Income Taxes	683	1,823	347	(11)
Net Income	688	1,248	240	(10)
Earnings per Share:
Basic	$0.09	$0.17	$0.03	$(0.00)
Diluted	$0.09	$0.17	$0.03	$(0.00)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, was conducted under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based on that evaluation the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
Internal Control over Financial Reporting.
(a) Management’s Annual Report on Internal Control Over Financial Reporting
The management report on U.S. Global Investors, Inc.’s internal control over financial reporting required by Item 9A appears in Item 8 on page 22 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm.
The report of BDO Seidman, LLP on our management’s assessment of U.S. Global Investors, Inc.’s internal control over financial reporting appears in Item 8 on page 23 of this report., and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III of Annual Report on Form 10-K
Item 10. Directors and Executive Officers of the Company
The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E. Holmes	51	Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has also served as Director of 71316 Ontario, Inc. since April 1987. Director, President, and Secretary of F.E. Holmes Organization, Inc. since July 1978. Mr. Holmes served as Director of Franc-Or Resources Corporation from June 2000 to November 2003, Chairman and Director of Fortress IT Corp (formerly Consolidated Fortress) from November 2000 to November 2003, and Director of Broadband Collaborative Solutions from May 2000 to June 2002.

Jerold H. Rubinstein	68	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Board member and Chairman of the Audit Committee of CKR since June 2006. Chief Executive Officer and founder of Music Imaging & Media, Inc. from July 2002 to present. Chairman of Musicplex, Inc. from September 1999 to June 2002. Chairman of Xtra Music Services from July 1997 to May 2000. Chairman of the Board of Directors and Chief Executive Officer of DMX Inc. from May 1986 to July 1997.

Roy D. Terracina	60	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., an investment company, since January 1994.

Thomas F. Lydon, Jr.	46	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. President, Vice President and Account Manager with Fabian Financial Services, Inc. from April 1984 to March 1996. Member of the Advisory Board for Schwab Institutional from 1989 to 1991 and from 1995 to 1996. Member of the Advisory Board of Rydex Series Trust since January 1999. Fund Relations Chair for SAAFTI since 1994.

Susan B. McGee	47	President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	46	Chief Financial Officer of the Company since August 2004. Controller of the Company from April 2004 until August 2004. Associate with Resources Connection from July 2003 to February 2004. Recruiting Manager with Robert Half International from November 2002 to June 2003. Controller of Luby’s Inc. from June 2000 to October 2002. Assistant Controller of Hunt Building Corp. from April 1995 to October 1998. Senior auditor with KPMG Peat Marwick from October 1993 to March 1995.
None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the board of directors are elected for one-year terms or until their successors are elected and qualified. The board of directors appoints the executive officers of the Company. The Company’s Compensation Committee assists the board of directors in carrying out its responsibilities with respect to (a) employee qualified benefit plans and employee programs, (b) executive compensation programs, (c) stock option plans, and (d) director compensation programs, and consists of Messrs. Lydon, Rubinstein, and Terracina. The Company’s Audit Committee consists of Messrs. Lydon, Rubinstein, and Terracina. The board of directors has determined that a member of the Audit Committee, namely Roy D. Terracina, is an “audit committee financial expert” and is “independent” (as defined by the SEC). The Company does not have a Nominating Committee.
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
Compliance with Section 16(a) of the 1934 Act
Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10% of the Company’s class A common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2006, all Section 16(a) filing requirements applicable to its directors, officers and more than 10% beneficial owners were met.

Item 11. Executive Compensation
The Company has intentionally omitted columns (g), (h), and (i) as they are not applicable.
Executive compensation includes amounts identified for 401(k) contributions and amounts for Company savings plans (calculable through the end of the June 30, 2006, fiscal year).

							Long-Term
	Annual Compensation						Compensation
					(e)		Awards
(a)					Other		(f)
Name and					Annual		Restricted
Principal Position	(b)	(c)		(d)	Compen-		Stock
During FY 2006	Year	Salary ($)		Bonus ($)	sation ($)		Awards ($)
Frank Holmes	2006	488,390	(1)	1,617,762	3,375	(3)	50,000 (2)
Chairman, Chief	2005	492,040	(1)	273,805	—	(3)	50,000 (2)
Executive Officer	2004	486,190	(1)	206,640	—	(3)	50,000 (2)
Susan B. McGee	2006	188,714		567,896	163,275	(3)	—
President, General	2005	188,714		213,186	—	(3)	—
Counsel	2004	188,714		168,210	—	(3)	—
Catherine A. Rademacher	2006	102,953		112,037	51,950	(3)	—
Chief Financial Officer	2005	96,116		23,630	—	(3)	—

(1)	Includes trustee fees of $43,600, $47,250, and $40,400 paid by the Company during fiscal year 2006, 2005, and 2004, respectively.

(2)	In June 1999, the board of directors granted Holmes 1,000,000 shares of class C common stock to be vested, in equal parts, over a ten-year period beginning with fiscal year 1999, with an annual compensation value of $50,000. Holmes will be fully vested on June 30, 2008. Issuance was in part to compensate him for his efforts and upon cancellation of Holmes’ warrants and option to acquire 986,122 shares of class C common stock.

(3)	Any amounts shown represent options exercised. The Company believes that the aggregate amounts of any omitted personal benefits do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported in columns (c) and (d) for the named executive officers.
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
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company made a profit sharing contribution of $220,000 in fiscal year 2006. In addition, the Company accrued an additional $166,000 through June 30, 2006 for a potential profit sharing contribution in fiscal 2007. The Company did not make a profit sharing contribution for the 2005 or 2004 fiscal years.

Savings Plans
The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using managed investment companies. Limited employee contributions to an Individual Retirement Account are matched by the Company. Similarly, certain employees may contribute monthly to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for the education of their minor relatives.
Stock Purchase Plan
The Company has a program whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2006, 2005, and 2004, employees purchased 12,881, 15,127, and 28,180 shares of treasury stock from the Company, respectively.
Stock Option Plans
In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of             shares of class A common stock initially approved for issuance under the 1989 Plan is 800,000 shares. During the fiscal year ended June 30, 2006, there were no grants. As of June 30, 2006, under this amended plan, 866,700 options had been granted, 426,500 options had been exercised, 425,200 options had expired, 15,000 options remained outstanding, and 358,500 options are available for grant.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of             shares of class A common stock initially approved for issuance under the 1997 Plan is 200,000 shares. During the fiscal year ended June 30, 2006, there was one option for 5,000 shares granted. As of June 30, 2006, 265,500 options had been granted, 75,500 shares had been exercised, 132,000 options had expired, 58,000 options remained outstanding, and 66,500 options are available for grant.

The following table shows, as to each of the officers of the Company listed in the cash compensation table, aggregated option exercises during the last fiscal year and fiscal year-end option values. During fiscal year 2006, no options were granted to an officer of the Company.

(d)
			Number of	(e)
			Securities	Value of
			Underlying	Unexercised
	(b)		Unexercised	In-The-Money
	Number of	(c)	Options/SARs	Options/SARs
	Shares	Dollar	at FY End (#)	at FY End ($)
(a)	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable
Frank E. Holmes	1,000	$3,375	0/0	$0/$0
Susan B. McGee	11,000	$163,275	40,000/0	$778,000/$0
Catherine A. Rademacher	5,000	$51,950	0/5,000	$0/$89,300
Compensation of Directors
The Company may grant nonemployee directors options under the Company’s 1989 and 1997 Stock Option Plans. Their compensation is subject to a minimum of $6,000 in any quarter paid in arrears. For the fiscal year ended June 30, 2006, the three nonemployee directors received compensation of $62,000, $27,000 and $24,000. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors.
Report on Executive Compensation
The board appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. There are no compensation committee interlocks to report. The Compensation Committee reviews Mr. Holmes’ compensation annually to determine an acceptable base compensation, reflecting an amount competitive with industry peers and taking into account the relative cost of living in San Antonio, Texas. The Compensation Committee also reviews Mr. Holmes’ performance in managing the Company’s securities portfolio, in overseeing the management of the Company’s client portfolios and the results of the Company’s operational earnings. Mr. Holmes receives a bonus based on achieving certain benchmarks in each of these areas.
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
The Company has utilized option grants under the 1989 Plan and the 1997 Plan to induce qualified individuals to join the Company with a base pay consistent with the foregoing, thereby providing the individual with an opportunity to benefit if there is significant Company growth. Similarly, options have been utilized to reward existing employees for long and faithful service and to encourage them to stay with the Company. The Compensation Committee administers the stock option plans.
Company Performance Presentation
The graph above compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for both the S&P 500 Index and the American Stock Exchange Gold BUGS Index (HUI) for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2001, and that all dividends are reinvested.

Item 12. Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners
Class C Common Stock (Voting Stock)
On August 25, 2006, there were 1,496,800 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

	Class C Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Frank E. Holmes	1,392,211 (1)	93.01%
7900 Callaghan Road
San Antonio, TX 78229

(1)	Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a ten-year period and will be fully vested on June 30, 2008; 387,280 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.
Class A Common Stock (Nonvoting Stock)
On August 25, 2006, there were 6,077,029 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

	Class A Common
	Shares
	Beneficially		Percent of
Name and Address of Beneficial Owner	Owned		Class (%)
Praetorian Capital Management, LLC – Miami Beach, Florida(1)	720,000	(1)	11.85%
Insight Capital Research & Management, Inc.– Walnut Creek, California(2)	557,508	(2)	9.17%
Whitebox Advisors, LLC– Minneapolis, Minnesota(3)	354,428	(3)	5.83%
Osmium Partners, LLC– San Francisco, California(4)	348,270	(4)	5.73%
Royce & Associates, LLC. – New York, New York (5)	336,804	(5)	5.54%
Navellier & Associates, Inc. – Reno, Nevada(6)	307,878	(6)	5.07%

(1)	Information is from Schedule 13G for period ending December 31, 2005, filed with the SEC on January 13, 2006.

(2)	Information is from Schedule 13F for period ending June 30, 2006, filed with the SEC on August 9, 2006.

(3)	Information is from Schedule 13F Amendment Number 2 for the period ending June 30, 2006, filed with the SEC on August 18, 2006.

(4)	Information is from Schedule 13G Amendment Number 1 for the period ending September 14, 2005, filed with the SEC on February 10, 2006.

(5)	Information is from Schedule 13G for the period ending July 31, 2006, filed with the SEC on August 7, 2006.

(6)	Information is from Schedule 13F for the period ending June 30, 2006, filed with the SEC on July 20, 2006.

Security Ownership of Management
The following table sets forth, as of August 25, 2006, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officers and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each director owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
	Common Stock		Common Stock
	Number		Number
	of		of
Beneficial Owner	Shares	%	Shares	%
Frank E. Holmes, CEO, Director	1,392,211 (1)	93.01%	99,320	1.63%
Susan B. McGee, President, General Counsel	—	—	54,754 (2)	0.90%
Catherine A. Rademacher, CFO	—	—	6,206 (3)	0.10%
Roy D. Terracina, Director	—	—	20,000	0.33%
All directors and executive officers as a group (four persons)	1,392,211	93.01%	180,280	2.97%

(1)	Includes 1,000,000 shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a period of ten years and will be fully vested on June 30, 2008; 387,280 shares owned directly by Mr. Holmes; and 4,931 shares owned by Mr. Holmes in an IRA.

(2)	Includes 40,000 shares of class A common stock underlying presently exercisable options held directly and 14,754 shares owned directly by Ms. McGee.

(3)	Includes 5,000 shares of class A common stock underlying options not presently exercisable and 1,206 shares owned directly by Ms. Rademacher.

Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders
1989 Stock Option Plan (1)	15,000	$1.50	358,500
1997 Non-Qualified Stock Option Plan (2)	58,000	$3.30	66,500
Employee Stock Purchase Plan (3)	N/A	N/A	21,900

Total	73,000		446,900

(1)	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

(2)	Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

(3)	The Company has adopted a stock purchase plan to provide eligible employees of the Company an opportunity to purchase common stock of the Company. There are 75,000 authorized shares of treasury stock reserved for issuance under the plan. The Company contributes on behalf of each participant an amount equal to lesser of (i) the aggregate amount of the participant’s payroll deductions for the purchase period, or (ii) 3% of the participant’s base compensation during the purchase period.
Item 13. Certain Relationships and Related Transactions
U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 15 to the Consolidated Financial Statements and filed as a part of this report.

Item 14. Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2006 and 2005, respectively, rendered by BDO Seidman, LLP.

	Fiscal year ended June 30,
	2006	2005
Audit fees (1)	$418,335	$117,000
Audit-related fees (2)	7,490	14,900
Tax fees (3)	19,210	19,084
All other fees	—	—

Total fees	$445,035	$150,984

(1)	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and internal control report and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements. These fees also include professional services rendered in assistance with the Company’s compliance with Sarbanes-Oxley requirements.

(3)	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.
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
All services provided by BDO Seidman, LLP in the fiscal years ended June 30, 2006 and 2005 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as part of this report:
1. Financial Statements
The Consolidated Financial Statements including:
•	Management’s Annual Report on Internal Controls Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets as of June 30, 2006 and 2005

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2006

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2006

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2006

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
None.
3. Exhibits
3.1	Third Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1996 (EDGAR Accession Number 0000754811-96-000025).

3.2	By-Laws of Company, incorporated by reference to Exhibit D of the Company’s Registration Statement No. 33-33012 filed on Form S-8 with the Commission on January 30, 1990, as amended (EDGAR Accession Number 0000754811-00-000017).

10.1	Advisory Agreement dated October 27, 1989, by and between Company and United Services Funds, incorporated by reference to Exhibit (4)(b) of the Company’s Form 10-K for fiscal year ended June 30, 1990 (EDGAR Accession No. 0000101507-99-000019).

10.2	Advisory Agreement dated September 21, 1994, by and between Company and Accolade Funds, incorporated by reference to Exhibit 10.2 of Company’s Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

10.3	Sub-Advisory Agreement dated November 15, 1996, by and between Company, U.S. Global Accolade Funds/MegaTrends Fund, and Money Growth Institute, Inc., incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-1A dated June 21, 1996 (EDGAR Accession No. 0000902042-96-000046).

10.4	Sub-Advisory Agreement dated January 25, 2002, by and between Company, U.S. Global Accolade Funds/ Eastern European Fund, and Charlemagne Capital Limited, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2002 (EDGAR Accession No. 07777811-02-000019).

10.5	Transfer Agency Agreement dated December 15, 2000, by and between United Shareholder Services, Inc. and U.S. Global Accolade Funds incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.6	Transfer Agency Agreement dated February 21, 2001, by and between United Shareholder Services, Inc. and U.S. Global Investors Funds, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.7	Loan Agreement between Company and Bank One NA, dated February 1, 2001, for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.8	Amendment No. 1, dated July 1, 2001, to loan agreement between Company and Bank One NA for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2003 (EDGAR Accession No. 0000754811-03-000018).

10.9	Amendment No. 2, dated February 1, 2003, to loan agreement between Company and Bank One NA for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2003 (EDGAR Accession No. 0000754811-03-000018).

10.10	Amendment dated June 3, 2005, to loan agreement between Company and Bank One NA, included herein.

10.11	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.12	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.13	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.14	Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registration Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

10.15	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.16	Amendment dated February 21, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co.,

incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.17	Amendment dated April 23, 2006 to Custodian Agreement dated November 1, 1997, between U.S. Global Investors and Brown Brothers Harriman & Co., included herein.

10.18	Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-1A dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

10.19	Amendment dated May 14, 1999, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-1A dated February 29, 1999 (EDGAR Accession No. 0000902042-99-000004).

10.20	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.21	Amendment dated March 21, 2002 to Appendix A of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.22	Amendment dated September 30, 2004 to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N1-A dated January 20, 2005 (EDGAR Accession No. 902042-05-000004).

10.23	Amendment dated April 23, 2006 to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., included herein.

10.24	Amendment dated February 16, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.25	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.26	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2004 (EDGAR Accession Number 0000950134-04-014177).

14.02	Code of Ethics, adopted June 28, 1989, and amended March 23, 2005, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2005 (EDGAR Accession Number 0000950134-05-018480).

21	List of Subsidiaries of the Company, included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
(b) Reports on Form 8-K
(i)	On July 21, 2005, the Company filed a Current Report on Form 8-K dated July 21, 2005, reporting Item 1.01 (Entry into a Material Definitive Agreement) announcing the approval of a bonus plan with specific performance criteria for Mr. Frank E. Holmes, Chief Executive Officer and Chief Investment Officer of U.S. Global Investors, Inc. for the fiscal year ended June 30, 2005.

(ii)	On September 28, 2005, the Company filed a Current Report on Form 8-K dated September 28, 2005, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the fiscal year ended June 30, 2005.

(iii)	On November 14, 2005, the Company filed a Current Report on Form 8-K dated November 14, 2005, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended September 30, 2005.

(iv)	On February 14, 2006, the Company filed a Current Report on Form 8-K dated February 14, 2006, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended December 31, 2005.

(v)	On May 15, 2006, the Company filed a Current Report on Form 8-K dated May 15, 2006, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the quarter ended March 31, 2006.

(vi)	On August 10, 2006, the Company filed a Current Report on Form 8-K dated August 10, 2006 reporting Item 8.01 (Other Events) announcing a press release reporting the earnings of an annual performance fee for its role in providing advisory services to a merchant banking company that invests in the natural resources sector.

(vii)	On September 8, 2006, the Company filed a Current Report on Form 8-K dated September 8, 2006 reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the fiscal year ended June 30, 2006.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank Holmes

Frank E. Holmes
Date: September 12, 2006	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank Holmes
Frank E. Holmes	Chairman of the Board of Directors	September 12, 2006
Chief Executive Officer
Chief Investment Officer

* /s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 12, 2006

* /s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Director	September 12, 2006

* /s/ Roy D. Terracina
Roy D. Terracina	Director	September 12, 2006

/s/ Catherine A. Rademacher
Catherine A. Rademacher	Chief Financial Officer	September 12, 2006

*BY: /s/ Susan B. McGee
Susan B. McGee		September 12, 2006
Attorney-in-Fact under Power of Attorney dated
September 26, 2001