Form 10-Q
period 2006-09-30
U S GLOBAL INVESTORS INC
filed 2006-11-09
CIK 754811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006
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
On October 31, 2006, there were 6,402,974 shares of Registrant’s class A nonvoting common stock issued and 6,077,919 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 1 of 21
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	SEPTEMBER 30, 2006	JUNE 30, 2006
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$ 13,704,817	$ 10,056,043
Due from brokers	1,166	—
Trading securities, at fair value	5,735,490	4,659,824
Receivables
Advisory, net	5,270,649	11,290,240
Employees	7,522	7,669
Other	341,548	184,962
Prepaid expenses	460,893	580,813

Total Current Assets	25,522,085	26,779,551

Net Property and Equipment	2,238,787	2,122,889

Other Assets
Long-term deferred tax asset	83,605	62,211
Investment securities available-for-sale, at fair value	75,019	82,202

Total Other Assets	158,624	144,413

Total Assets	$ 27,919,496	$ 29,046,853

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 2 of 21

	SEPTEMBER 30, 2006	JUNE 30, 2006
	(UNAUDITED)
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$258,418	$343,364
Accrued compensation and related costs	1,159,056	2,961,836
Deferred tax liability	254,735	178,707
Other accrued expenses	3,183,004	5,019,735

Total Current Liabilities	4,855,213	8,503,642

Total Liabilities	4,855,213	8,503,642

Shareholders’ Equity
Common stock (Class A) — $.05 par value; nonvoting; authorized, 7,000,000 shares; issued, 6,402,974	320,149	320,149
Common stock (Class B) — $.05 par value; nonvoting; authorized, 2,250,000 shares; no shares issued	—	—
Common stock (Class C) — $.05 par value; voting; authorized, 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in-capital	11,801,729	11,754,776
Treasury stock, class A shares at cost; 325,556 and 327,057 shares at September 30, 2006, and June 30, 2006, respectively	(831,176)	(830,330)
Accumulated other comprehensive income, net of tax	19,520	24,260
Retained earnings	11,679,221	9,199,516

Total Shareholders’ Equity	23,064,283	20,543,211

Total Liabilities and Shareholders’ Equity	$27,919,496	$29,046,853

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 3 of 21
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Revenues
Investment advisory fees	$9,594,579	$5,199,305
Transfer agent fees	1,992,895	1,051,112
Investment income	289,420	293,536
Other	30,619	30,569

	11,907,513	6,574,522

Expenses
Employee compensation and benefits	2,345,453	1,883,319
General and administrative	1,573,158	914,713
Subadvisory fees	2,143,933	1,191,733
Omnibus fees	1,959,526	698,972
Advertising	114,736	141,378
Depreciation	58,394	28,937

	8,195,200	4,859,052

Income Before Income Taxes	3,712,313	1,715,470

Provision for Federal Income Taxes
Tax expense	1,232,608	619,535

Net Income	$2,479,705	$1,095,935

Other Comprehensive Income, net of tax
Unrealized losses on available-for-sale securities arising during period	(4,741)	(8,879)

Comprehensive Income	$2,474,964	$1,087,056

Basic Net Income per Share	$0.33	$0.15

Diluted Net Income per Share	$0.32	$0.14

Basic weighted average number of common shares outstanding	7,573,776	7,492,493

Diluted weighted average number of common shares outstanding	7,637,712	7,587,049
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 4 of 21
Consolidated Statements of Cash Flows (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$2,479,705	$1,095,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,394	28,937
Net recognized loss on securities	5,415	40,347
Provision for deferred taxes	57,078	16,255
Provision for losses on accounts receivable	—	(7,437)
SFAS 123R Compensation expense	15,680	—
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	5,861,986	(993,910)
Prepaid expenses and other	119,920	92,719
Trading securities	(1,081,081)	(350,836)
Accounts payable and accrued expenses	(3,724,457)	800,001

Total adjustments	1,312,935	(373,924)

Net Cash Provided by Operating Activities	3,792,640	722,011

Cash Flows from Investing Activities:
Purchase of property and equipment	(174,292)	(46,561)
Purchase of available-for-sale securities	—	(8,420)
Proceeds on sale of available-for-sale securities	—	76,360

Net Cash Provided by (Used in) Investing Activities	(174,292)	21,379

Cash Flow from Financing Activities:
Purchase of treasury stock	(5,345)	(692)
Proceeds from issuance or exercise of stock, warrants, and options	35,771	60,953

Net Cash Provided by Financing Activities	30,426	60,261

Net Increase in Cash and Cash Equivalents	3,648,774	803,651

Beginning Cash and Cash Equivalents	10,056,043	3,814,178

Ending Cash and Cash Equivalents	$13,704,817	$4,617,829

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 5 of 21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
U.S. Global Investors, Inc. (the Company or U.S. Global) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the year ended June 30, 2006.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (USSI), A&B Mailers, Inc. (A&B), U.S. Global Investors (Guernsey) Limited (USGG), U.S. Global Brokerage, Inc. (USGB), and U.S. Global Investors (Bermuda) Limited (USBERM).
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three-month period ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Investments
As of September 30, 2006, the Company held investments with a market value of $5.8 million and a cost basis of $5.0 million. The market value of these investments is approximately 20.8 percent of the Company’s total assets.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.
Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2006, and June 30, 2006.

				Unrealized
				holding gains on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of 34% tax
Trading[1]	$5,735,490	$4,986,546	$748,944
Available for sale[2]	75,019	45,444	29,575	$19,520

Total at September 30, 2006	$5,810,509	$5,031,990	$778,519

Trading[1]	$4,659,824	$4,011,961	$647,863
Available for sale[2]	82,202	45,444	36,758	$24,260

Total at June 30, 2006	$4,742,026	$4,057,405	$684,621

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 6 of 21
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ending September 30, 2006, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	THREE MONTHS ENDED SEPTEMBER 30,
Investment Income (Loss)	2006	2005
Realized losses on sales of available-for-sale securities	$—	$(11,691)
Realized losses on write-downs of trading securities	(5,415)	—
Unrealized gains on trading securities	101,080	290,836
Realized foreign currency gains	335	1,348
Other-than-temporary declines in available-for-sale securities	—	(28,655)
Dividend and interest income	193,420	41,698

Total Investment Income	$289,420	$293,536

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
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2007, and February 28, 2007, respectively, or such later date as the Company determines in order to maintain competitive yields and to allow assets to grow in newer funds. The aggregate fees waived and expenses borne by the Company for the three-month periods ended September 30, 2006, and September 30, 2005, were $346,441, and $380,293, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2007, and May 31, 2007, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $58,732 and $298,686 for the quarters ended September 30, 2006 and September 30, 2005, respectively.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 7 of 21
The Company provides advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee and a quarterly performance fee, if any, based on a percentage of return above the high water mark in conjunction with the fund reaching a certain hurdle rate per quarter The Company recorded fees totaling $96,119 and $0 for the quarters ended September 30, 2006 and September 30, 2005, respectively. The Company waived all management and performance fees for the quarter ended September 30, 2005, in order to allow the fund to deliver attractive performance returns while increasing its assets.
The Company provides investment advisory services to Endeavour Mining Capital Corp., an offshore company. The Company is paid a monthly advisory fee based on the net asset value of the portfolio. A performance fee, if any, is paid annually based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity when the net asset value of the portfolio at fiscal year end has increased in comparison with the prior fiscal year end. The Company recorded $419,073 in monthly advisory fees for the quarter ended September 30, 2006. The performance fees for this advisory client are calculated and recorded only once a year at the end of each fiscal year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control.
In August of 2006, the Company began providing advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $14,023 for the quarter ended September 30, 2006.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.
Note 4. Borrowings
As of September 30, 2006, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The Company must maintain certain quarterly financial covenants to access the line of credit. The covenants include: (1) liquidity of $1 million or more in cash, cash equivalents and marketable securities, (2) a debt to equity ratio of .75 or less, and (3) a ratio of current assets to current liabilities of 2.0 or greater. The Company has been in compliance with all financial covenants during the fiscal year. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of September 30, 2006, this credit facility remained unutilized by the Company.
Note 5. Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in Accounting Principles Board Opinion No. 25 (APB 25), which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
On July 1, 2005 (the first day of the Company’s 2006 fiscal year), the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts were not restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The reported and

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 8 of 21
pro forma net income and earnings per share for the three months ended September 30, 2006, are the same since stock-based compensation expense is calculated under the provisions of SFAS 123R.
Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for stock-based awards. Beginning with the 2006 fiscal year, with the adoption of SFAS 123R, stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2006, was $28,180 ($18,600 after tax). As of September 30, 2006, there was approximately $67,065 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the next year.
Stock compensation plans
The Company’s stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about our stock option plans for the three months ended September 30, 2006.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	73,000	$2.93
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding, end of quarter	73,000	$2.93

Options exercisable, end of quarter	58,000	$1.80

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 9 of 21
Note 6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Net income	$2,479,705	$1,095,935

Weighted average number of outstanding shares
Basic	7,573,776	7,492,493

Effect of dilutive securities
Employee stock options	63,936	94,556

Diluted	7,637,712	7,587,049

Earnings per share
Basic	$0.33	$0.15
Diluted	$0.32	$0.14
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended September 30, 2006, and 2005, no options were excluded from diluted EPS.
Note 7. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax liability primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized gains on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities and capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at September 30, 2006, or June 30, 2006, respectively.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 10 of 21
Note 8. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended September 30, 2006
Revenues	$11,811,146	$96,367	$11,907,513

Income before income taxes	$3,618,910	$93,403	$3,712,313

Depreciation	$58,394	$—	$58,394

Capital expenditures	$174,292	$—	$174,292

Gross identifiable assets at September 30, 2006	$22,004,205	$5,831,686	$27,835,891
Deferred tax asset			83,605

Consolidated total assets at September 30, 2006			$27,919,496

Three months ended September 30, 2005
Revenues	$6,322,003	$252,519	$6,574,522

Income before income taxes	$1,470,088	$245,382	$1,715,470

Depreciation	$28,937	$—	$28,937

Capital expenditures	$46,561	$—	$46,561

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
Note 10. Items to be submitted for shareholder approval
On November 8, 2006 the Board of Directors of the Company approved submitting to Class A and Class C shareholders a proxy to split the shares (2-for-1), increase the number of authorized shares, eliminate the dividend and liquidity preference of Class A shareholders, and to allow Class C shareholders to convert their shares to Class A. The Board also approved paying a $.25 per share dividend (post-split) in the event the shareholders approve the amendments. The vote will take place in January 2007. Refer to the proxy filed with the SEC for additional details.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 11 of 21
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
BUSINESS SEGMENTS
The Company, with principal operations located in San Antonio, Texas, manages two business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segment, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company’s two business segments.
Investment Management Products and Services
The Company generates substantially all of its operating revenues from managing and servicing USGIF, USGAF and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.
During the quarter ended September 30, 2006, SEC-registered mutual fund assets under management averaged $4.6 billion versus $2.4 billion for the same period ended September 30, 2005. This increase was primarily due to significant increase in the natural resource and foreign equity funds under management.
The Company provides advisory services to various offshore clients. The Company generally receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on an agreed-upon performance measurement. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
Investment Activities
Management believes it can more effectively manage the Company’s cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel review and monitor these activities, and various reports are provided to investment advisory clients.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 12 of 21
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
This source of revenue does not remain consistent and is dependent on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions.
As of September 30, 2006, the Company held investments with a market value of $5.8 million and a cost basis of $5.0 million. The market value of these investments is approximately 20.8 percent of the Company’s total assets.
For the three-month period ended September 30, 2006, the Company had net realized losses on available-for-sale securities of $0 compared with $11,691 for the three-month period ended September 30, 2005, and net realized losses on trading securities of $5,415 for the three-month period ended September 30, 2006, compared with net realized losses of $0 for the three-month period ended September 30, 2005. The change in net unrealized holding gains and losses on trading securities held at September 30, 2006, and 2005, which has been included in income for the three-month period, was $101,080 and $290,836, respectively.
For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $0 and $28,655 for the three-month periods ended September 30, 2006, and 2005, respectively.
Dividend and interest income for the three-month period ended September 30, 2006, was $193,420 compared with $41,698 for the three-month period ended September 30, 2005.
RESULTS OF OPERATIONS – QUARTER ENDED SEPTEMBER 30, 2006 AND 2005
The Company posted net after-tax income of $2,479,705 ($0.33 income per share) for the quarter ended September 30, 2006, compared with a net after-tax income $1,095,935 ($0.15 income per share) for the quarter ended September 30, 2005.
Revenues
Total consolidated revenues for the quarter ended September 30, 2006, increased $5,332,991, or 81.1 percent, compared with the quarter ended September 30, 2005. This increase was primarily attributable to the following:
•	Mutual fund investment advisory fees grew by approximately $4,106,000 as a result of increased assets under management;

•	Transfer agent fees increased by approximately $942,000 primarily as a result of growth in the number of shareholder accounts;

•	Other advisory fees increased by approximately $289,000 as a result of the growth and performance of offshore funds the Company manages.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 13 of 21
Expenses
Total consolidated expenses for the quarter ended September 30, 2006, increased $3,336,146, or 68.7 percent, compared with the quarter ended September 30, 2005. This was largely attributable to the following:
•	Omnibus fees increased by approximately $1,261,000 due to increased asset flows through broker/dealer platforms;

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by approximately $952,000;

•	General and administrative expenses increased by approximately $658,000 primarily due to consulting fees, audit and accounting fees, marketing-related travel expenses and legal fees; and

•	Driven by strong fund performance, compensation expense increased by approximately $462,000.
Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held through their platforms. Accordingly, net platform distribution (omnibus) fees have increased as assets have grown through these platforms.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, the Company had net working capital (current assets minus current liabilities) of approximately $20.7 million and a current ratio (current assets divided by current liabilities) of 5.3 to 1. With approximately $13.7 million in cash and cash equivalents and approximately $5.8 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $23.1 million, with cash, cash equivalents, and marketable securities comprising 69.9% of total assets.
As of September 30, 2006, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of September 30, 2006, this credit facility remained unutilized by the Company. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
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
CRITICAL ACCOUNTING ESTIMATES
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 14 of 21
disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 157 will have on its financial position and results of operation.
In November 2005, the FASB issued FASB Staff Position 123(R)-3 (FSP 123R-3), “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.
For a discussion of additional critical accounting estimates that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2006.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 15 of 21
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
The table below summarizes the Company’s equity price risks as of September 30, 2006, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity, Net
	September 30, 2006	Change	Change	of Tax
Trading Securities[1]	$5,735,490	25% increase	$7,169,363	$946,356
		25% decrease	$4,301,618	$(946,356)
Available-for-Sale[2]	$75,019	25% increase	$93,774	$12,378
		25% decrease	$56,264	$(12,378)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 16 of 21
PART II. OTHER INFORMATION
ITEM 2. Issuer Purchases of Equity Securities
The Company may repurchase stock from employees. The following table provides information regarding the Company’s repurchases of shares of its class A common stock during the quarter ended September 30, 2006. There were no repurchases of class B or class C common stock during the quarter.

	Issuer Purchases of Equity Securities
	Fiscal Year Ended 6/30/07
					Maximum
					Number of
	Total			Total Number of	Shares that May
	Number of	Total	Average	Shares Purchased	Yet Be
	Shares	Amount	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Purchased	Per Share	Announced Plan	Under the Plan
07-01-06 to 07-31-06	—	—	—	N/A	N/A
08-01-06 to 08-31-06	44	$1,005	$22.83	N/A	N/A
09-01-06 to 09-30-06	132	4,340	32.88	N/A	N/A

Total	176	$5,345	$30.37	N/A	N/A

ITEM 6. EXHIBITS
1. Exhibits
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
September 30, 2006, Quarterly Report on Form 10-Q	Page 17 of 21
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: November 9, 2006	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: November 9, 2006	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer