Form 10-Q
period 2006-12-31
U S GLOBAL INVESTORS INC
filed 2007-02-08
CIK 754811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On January 31, 2007, there were 6,412,974 shares of Registrant’s class A nonvoting common stock issued and 6,076,157 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 1,496,800 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 1 of 22
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	DECEMBER 31,	JUNE 30,
	2006	2006
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$12,755,437	$10,056,043
Trading securities, at fair value	5,875,350	4,659,824
Receivables
Advisory, net	5,856,417	11,290,240
Employees	184	7,669
Other	303,406	184,962
Prepaid expenses	831,431	580,813

Total Current Assets	25,622,225	26,779,551

Net Property and Equipment	2,220,508	2,122,889

Other Assets
Long-term deferred tax asset	—	62,211
Investment securities available-for-sale, at fair value	2,660,236	82,202

Total Other Assets	2,660,236	144,413

Total Assets	$30,502,969	$29,046,853

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 2 of 22

	DECEMBER 31,	JUNE 30,
	2006	2006
	(UNAUDITED)
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$501,905	$343,364
Accrued compensation and related costs	2,001,275	2,961,836
Deferred tax liability	460,043	178,707
Other accrued expenses	1,987,430	5,019,735

Total Current Liabilities	4,950,653	8,503,642

Non-current Liabilities
Deferred tax liability	127,371	—

Total Non-Current Liabilities	127,371	—

Total Liabilities	5,078,024	8,503,642

Shareholders’ Equity
Common stock (Class A) — $.05 par value; nonvoting; authorized, 7,000,000 shares; issued, 6,412,974	320,649	320,149
Common stock (Class B) — $.05 par value; nonvoting; authorized, 2,250,000 shares; no shares issued	—	—
Common stock (Class C) — $.05 par value; voting; authorized, 1,750,000 shares; issued, 1,496,800 shares	74,840	74,840
Additional paid-in-capital	12,061,899	11,754,779
Treasury stock, class A shares at cost; 337,015 and 327,057 shares at December 31, 2006, and June 30, 2006, respectively	(1,530,385)	(830,330)
Accumulated other comprehensive income, net of tax	357,892	24,259
Retained earnings	14,140,050	9,199,514

Total Shareholders’ Equity	25,424,945	20,543,211

Total Liabilities and Shareholders’ Equity	$30,502,969	$29,046,853

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 3 of 22
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues
Investment advisory fees	$19,688,654	$11,377,704	$10,094,075	$6,178,399
Transfer agent fees	3,967,232	2,219,492	1,974,337	1,168,380
Investment income	538,761	654,542	249,341	361,006
Other	131,341	83,616	100,722	53,047

	24,325,988	14,335,354	12,418,475	7,760,832

Expenses
Employee compensation and benefits	5,213,757	3,962,234	2,868,304	2,078,915
General and administrative	3,098,243	2,237,648	1,525,087	1,322,935
Subadvisory fees	4,388,945	2,794,535	2,245,012	1,602,802
Omnibus fees	3,819,328	1,611,723	1,859,802	912,751
Advertising	209,365	239,924	94,629	98,546
Depreciation	116,693	60,930	58,299	31,993

	16,846,331	10,906,994	8,651,133	6,047,942

Income Before Income Taxes	7,479,657	3,428,360	3,767,342	1,712,890

Provision for Federal Income Taxes
Tax Expense	2,539,121	1,164,835	1,306,513	545,300

Net Income	4,940,536	2,263,525	2,460,829	1,167,590

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	333,632	(89,704)	338,373	(80,825)

Comprehensive Income	$5,274,168	$2,173,821	$2,799,202	$1,086,765

Basic Net Income per Share	$0.65	$0.30	$0.32	$0.16

Diluted Net Income per Share	$0.65	$0.30	$0.32	$0.15

Basic weighted average number of common shares outstanding	7,573,508	7,493,405	7,573,239	7,494,317

Diluted weighted average number of common shares outstanding	7,631,101	7,602,690	7,632,065	7,612,235
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 4 of 22
Consolidated Statements of Cash Flows (Unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$4,940,536	$2,263,525
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	116,693	60,930
Net recognized loss (gain) on securities	4,174	(74,564)
Provision for deferred taxes	299,048	333,894
Provision for losses on accounts receivable	—	(8,288)
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	5,322,864	(1,508,414)
Prepaid expenses and other	(250,618)	(163,451)
Trading securities	(1,219,699)	(612,461)
Accounts payable and accrued expenses	(3,834,325)	687,592

Total adjustments	438,137	(1,284,762)

Net Cash Provided by Operating Activities	5,378,673	978,763

Cash Flows from Investing Activities:
Purchase of property and equipment	(214,311)	(176,289)
Purchase of available-for-sale securities	(2,072,532)	(8,420)
Proceeds on sale of available-for-sale securities	—	223,774

Net Cash (Used in) Provided by Investing Activities	(2,286,843)	39,065

Cash Flow from Financing Activities:
Purchase of treasury stock	(707,686)	(206,411)
Treasury Stock Issued	73,181	52,198
Proceeds from issuance or exercise of stock, warrants, and options	216,534	145,230
Adjustment due to SFAS 123R	25,535	—

Net Cash Used in Financing Activities	(392,436)	(8,983)

Net Increase in Cash and Cash Equivalents	2,699,394	1,008,845

Beginning Cash and Cash Equivalents	10,056,043	3,814,178

Ending Cash and Cash Equivalents	$12,755,437	$4,823,023

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 5 of 22
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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2006, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Investments
As of December 31, 2006, the Company held investments with a market value of approximately $8.5 million and a cost basis of approximately $7.2 million. The market value of these investments is approximately 27.9 percent of the Company’s total assets.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.
Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2006, and June 30, 2006.

				Unrealized
				holding gains on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of 34% tax

Trading[1]	$5,875,350	$5,137,482	$737,868
Available for sale[2]	2,660,236	2,117,976	542,260	$357,892

Total at December 31, 2006	$8,535,586	$7,255,458	$1,280,128

Trading[1]	$4,659,824	$4,011,961	$647,863
Available for sale[2]	82,202	45,444	36,758	$24,260

Total at June 30, 2006	$4,742,026	$4,057,405	$684,621

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 6 of 22
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the six months ended December 31, 2006, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	SIX MONTHS ENDED DECEMBER 31,
Investment Income (Loss)	2006	2005

Realized gains on sales of available-for-sale securities	$––	$14,709
Realized gains (losses) on sales of trading securities	(4,505)	88,510
Unrealized gains (losses) on trading securities	90,005	479,451
Realized foreign currency gains	332	1,347
Other-than-temporary declines in available-for-sale securities	––	(28,655)
Dividend and interest income	452,929	99,180

Total Investment Income	$538,761	$654,542

	THREE MONTHS ENDED DECEMBER 31,
Investment Income (Loss)	2006	2005

Realized gains on sales of available-for-sale securities	$––	$26,400
Realized gains (losses) on sales of trading securities	911	88,510
Unrealized gains (losses) on trading securities	(11,076)	188,614
Realized foreign currency losses	(3)	—
Other-than-temporary declines in available-for-sale securities	—	—
Dividend and interest income	259,509	57,482

Total Investment Income	$249,341	$361,006

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

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 7 of 22
date as the Company determines in order to maintain competitive yields and to allow assets to grow in newer funds. The aggregate fees waived and expenses borne by the Company for the six months ended December 31, 2006, and December 31, 2005, were $576,812, and $713,929, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2007, and May 31, 2007, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $552,264 and $495,989 for the six months ended December 31, 2006 and December 31, 2005, respectively.
The Company provides advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee and a quarterly performance fee, if any, based on a percentage of return above the high water mark in conjunction with the fund reaching a certain hurdle rate per quarter. The Company recorded fees totaling $121,167 and $96,119 for the six months ended December 31, 2006 and December 31, 2005, respectively.
The Company provides investment advisory services to Endeavour Mining Capital Corp., an offshore company. The Company is paid a monthly advisory fee based on the net asset value of the portfolio. A performance fee, if any, is paid annually based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity when the net asset value of the portfolio at fiscal year end has increased in comparison with the prior fiscal year end. The Company recorded $863,974 in monthly advisory fees for the six months ended December 31, 2006. The performance fees for this advisory client are calculated and recorded only once a year at the end of each fiscal year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control.
In August of 2006, the Company began providing advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $44,792 for the six months ended December 31, 2006.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.
Note 4. Credit Facility
As of December 31, 2006, the Company has no borrowings.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The Company must maintain certain quarterly financial covenants to access the line of credit. The covenants include: (1) liquidity of $1 million or more in cash, cash equivalents and marketable securities, (2) a debt to equity ratio of .75 or less, and (3) a ratio of current assets to current liabilities of 2.0 or greater. The Company has been in compliance with all financial covenants during the fiscal year. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of December 31, 2006, this credit facility remained unutilized by the Company.
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

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 8 OF 22
recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
On July 1, 2005 (the first day of the Company’s 2006 fiscal year), the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts were not restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The reported and pro forma net income and earnings per share for the three months ended December 31, 2006, are the same since stock-based compensation expense is calculated under the provisions of SFAS 123R.
Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for stock-based awards. Beginning with the 2006 fiscal year, with the adoption of SFAS 123R, stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the three months ended December 31, 2006, was $9,855 ($6,504 after tax). As of December 31, 2006, there was approximately $19,710 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of the fiscal year.
Stock compensation plans
The Company’s stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about our stock option plans for the six months ended December 31, 2006.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	73,000	$2.93
Granted	—	—
Exercised	10,000	$3.29
Forfeited	—	—

Options outstanding, end of quarter	63,000	$2.88

Options exercisable, end of quarter	58,000	$1.80

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 9 of 22
Note 6. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	SIX MONTHS ENDED DECEMBER 31,
	2006	2005
Net income	$4,940,536	$2,263,525

Weighted average number of outstanding shares
Basic	7,573,508	7,493,405

Effect of dilutive securities
Employee stock options	57,593	109,285

Diluted	7,631,101	7,602,690

Earnings per share
Basic	$0.65	$0.30
Diluted	$0.65	$0.30

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005
Net income	$2,460,829	$1,167,590

Weighted average number of outstanding shares
Basic	7,573,239	7,494,317

Effect of dilutive securities
Employee stock options	58,826	117,918

Diluted	7,632,065	7,612,235

Earnings per share
Basic	$0.32	$0.16
Diluted	$0.32	$0.15
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended December 31, 2006, and 2005, no options were excluded from diluted EPS.
Note 7. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax liability primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized gains on trading securities. The long-term deferred tax liability is composed primarily of unrealized gains on available-for-sale securities.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at December 31, 2006, or June 30, 2006, respectively.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 10 of 22
Note 8. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Six months ended December 31, 2006
Revenues	$24,239,785	$86,203	$24,325,988

Income before income taxes	$7,396,481	$83,176	$7,479,657

Depreciation	$116,693	$—	$116,693

Capital expenditures	$214,311	$—	$214,311

Gross identifiable assets at December 31, 2006	$21,947,455	$8,555,514	$30,502,969
Deferred tax asset			––

Consolidated total assets at December 31, 2006			$30,502,969

Six months ended December 31, 2005
Revenues	$13,779,311	$556,043	$14,335,354

Income before income taxes	$2,882,440	$545,920	$3,428,360

Depreciation	$60,930	$—	$60,930

Capital expenditures	$176,289	$—	$176,289

Three months ended December 31, 2006
Revenues	$12,428,638	$(10,163)	$12,418,475

Income before income taxes	$3,777,568	$(10,226)	$3,767,342

Depreciation	$58,299	$—	$58,299

Capital expenditures	$40,019	$—	$40,019

Three months ended December 31, 2005
Revenues	$7,457,308	$303,524	$7,760,832

Income before income taxes	$1,412,352	$300,538	$1,712,890

Depreciation	$31,993	$—	$31,993

Capital expenditures	$129,727	$—	$129,727

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 11 of 22
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
Note 10. Items to be submitted for shareholder approval
On November 8, 2006, the Board of Directors of the Company approved submitting to Class A and Class C shareholders a proxy to split the shares (2-for-1), increase the number of authorized shares, eliminate the dividend and liquidity preference of Class A shareholders, and to allow Class C shareholders to convert their shares to Class A. The Board also approved paying a $.25 per share dividend (post-split) in the event the shareholders approve the proposal to amend the articles of incorporation to reflect no dividend or liquidation preference for Class A shareholders and to allow the convertibility of Class C shares to Class A shares. Refer to the proxy filed with the SEC for additional details. Two special meetings were held and subsequently adjourned in January in order to allow sufficient time for shareholders to vote. Another special meeting is scheduled for February 21, 2007.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 12 of 22
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
During the six months ended December 31, 2006, SEC-registered mutual fund assets under management averaged $4.6 billion versus $2.6 billion for the same period ended December 31, 2005. This increase was primarily due to significant increase in the natural resource and foreign equity funds under management.
The Company provides advisory services to various offshore clients, namely Meridian Global Gold and Resources Fund Ltd., Meridian Global Energy and Resources Fund Ltd., U.S. Global Investors Balanced Natural Resources Fund, Ltd., and Endeavour Mining Capital Corp. The Company generally receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on an agreed-upon performance measurement. Based on information released by Endeavour Mining Capital, for the first six months of fiscal 2007, the performance fee to date accruing to U.S. Global totals approximately $340,000. The final performance fee payable to U.S. Global, if any, will be determined as of June 30, 2007, based on the financial results of Endeavour Mining Capital for the entire fiscal year. Under the accounting policies adopted by U.S. Global Investors, the performance fees are calculated and recorded only once a year at the end of the fiscal year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. These fluctuations could result in the recording of no performance fees. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
Investment Activities
Management believes it can more effectively manage the Company’s cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel review and monitor these activities, and various reports are provided to investment advisory clients.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 13 of 22
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
This source of revenue does not remain consistent and is dependent on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions.
As of December 31, 2006, the Company held investments with a market value of approximately $8.5 million and a cost basis of approximately $7.2 million. The market value of these investments is approximately 27.9 percent of the Company’s total assets.
For the six months ended December 31, 2006, the Company had net realized losses on available-for-sale securities of $0 compared with $14,709 for the six months ended December 31, 2005, and net realized losses on trading securities of $4,174 for the six months ended December 31, 2006, compared with net realized gains of $88,510 for the six months ended December 31, 2005. The change in net unrealized holding gains and losses on trading securities held at December 31, 2006, and 2005, which has been included in income for the six-month period, was $90,005 and $479,451, respectively.
For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $0 and $28,655 for the six months ended December 31, 2006, and 2005, respectively.
Dividend and interest income for the six months ended December 31, 2006, was $452,929 compared with $99,180 for the six months ended December 31, 2005.
RESULTS OF OPERATIONS — SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
The Company posted net after-tax income of $4,940,536 ($0.65 income per share) for the six months ended December 31, 2006, compared with a net after-tax income $2,263,525 ($0.30 income per share) for the six months ended December 31, 2005.
Revenues
Total consolidated revenues for the six-month period ended December 31, 2006, increased $9,990,634 or 69.7 percent, compared with the six-month period ended December 31, 2005. This increase was primarily attributable to the following:
•	Mutual fund investment advisory fees grew by approximately $7,255,000 as a result of increased assets under management;

•	Transfer agent fees increased by approximately $1,748,000 primarily as a result of growth in the number of shareholder accounts;

•	Other advisory fees increased by approximately $1,056,000 as a result of the growth and performance of offshore funds the Company manages.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 14 of 22
Expenses
Total consolidated expenses for the six-month period ended December 31, 2006, increased $5,939,337 or 54 percent, compared with the six-month period ended December 31, 2005. This was largely attributable to the following:
•	Omnibus fees increased by approximately $2,208,000 due to increased asset flows through broker/dealer platforms;

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by approximately $1,594,000;

•	Driven by strong fund performance, compensation expense increased by approximately $1,252,000; and

•	General and administrative expenses increased by approximately $861,000 primarily due to consulting fees, audit and accounting fees, marketing-related travel expenses and legal fees.
Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held through their platforms. Accordingly, net platform distribution (omnibus) fees have increased as assets have grown through these platforms.
RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
The Company posted net after-tax income of $2,460,829 ($0.32 income per share) for the three-month period ended December 31, 2006, compared with net after-tax income of $1,167,590 ($0.16 income per share) for the three-month period ended December 31, 2005.
Revenues
Total consolidated revenues for the quarter ended December 31, 2006, increased $4,657,643 or 60 percent, compared with the quarter ended December 31, 2005. This increase was primarily attributable to the following:
•	Mutual fund investment advisory fee grew by approximately $3,149,000 as a result of increased assets under management and growth and performance of offshore funds;

•	Transfer agent fees increased by approximately $806,000 primarily as a result of growth in the number of shareholder accounts; and

•	Other advisory fees increased by approximately $767,000 as a result of the growth and performance of offshore funds the Company manages.
Expenses
Total consolidated expenses for the quarter ended December 31, 2006, increased $2,603,191, or 43 percent, compared with the quarter ended December 31, 2005. This was largely attributable to the following:
•	Omnibus platform fees increased by approximately $947,000 due to increased mutual fund asset flows through broker/dealer omnibus platforms;

•	Driven by strong mutual fund performance, compensation expense increased by approximately $789,000;

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by approximately $642,000; and

•	General and administrative expenses increase by approximately $202,000 primarily due to legal and consulting fees.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 15 of 22
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2006, the Company had net working capital (current assets minus current liabilities) of approximately $20.7 million and a current ratio (current assets divided by current liabilities) of 5.2 to 1. With approximately $12.8 million in cash and cash equivalents and approximately $8.5 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $25.4 million, with cash, cash equivalents, and marketable securities comprising 69.8% of total assets.
As of December 31, 2006, the Company has no borrowings. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of December 31, 2006, this credit facility remained unutilized by the Company. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
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
ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would recognize in its financial statements the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. FIN 48 will be effective for the fiscal years beginning after December 15, 2006. The provisions of FIN 48 are required to be applied to all tax positions in all open tax years. The Company is in the process of evaluating the impact, if any, of adoption on the Company’s financial position and results of operation.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 157 will have on its financial position and results of operation.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of additional critical accounting estimates that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2006.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 16 of 22
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
The table below summarizes the Company’s equity price risks as of December 31, 2006, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity, Net
	December 31, 2006	Change	Change	of Tax
Trading Securities[1]	$5,875,350	25% increase	$7,344,188	$969,433
		25% decrease	$4,406,513	$(969,433)
Available-for-Sale[2]	$2,660,236	25% increase	$3,325,295	$438,939
		25% decrease	$1,995,177	$(438,939)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best-case or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 17 of 22
PART II. OTHER INFORMATION
ITEM 2. Issuer Purchases of Equity Securities
The Company may repurchase stock from employees. The following table provides information regarding the Company’s repurchases of shares of its class A common stock during the six months ended December 31, 2006. There were no repurchases of class B or class C common stock during the period.
Issuer Purchases of Equity Securities
Fiscal Year Ended 6/30/07

					Maximum
	Total			Total Number of	Number of
	Number of	Total	Average	Shares Purchased	Shares that May
	Shares	Amount	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Purchased	Per Share	Announced Plan	Under the Plan
07-01-06 to 07-31-06	—	—	—	N/A	N/A
08-01-06 to 08-31-06	44	$1,005	$22.83	N/A	N/A
09-01-06 to 09-30-06	132	4,340	32.88	N/A	N/A
10-01-06 to 10-31-06	—	—	—	N/A	N/A
11-01-06 to 11-30-06	8,041	408,257	50.77	N/A	N/A
12-01-06 to 12-31-06	4,565	294,084	64.42	N/A	N/A

Total	12,782	$707,686	$55.37	N/A	N/A

ITEM 6. EXHIBITS
1. Exhibits
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
December 31, 2006, Quarterly Report on Form 10-Q	Page 18 of 22
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: February 8, 2007	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: February 8, 2007	BY: /s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer