Form 10-Q
period 2007-03-31
U S GLOBAL INVESTORS INC
filed 2007-05-09
CIK 754811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On April 30, 2007, there were 12,866,898 shares of Registrant’s class A nonvoting common stock issued and 12,191,921 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,992,650 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 1 of 32
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	MARCH 31,	JUNE 30,
	2007	2006
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$12,798,359	$10,056,043
Trading securities, at fair value	5,830,740	4,659,824
Receivables
Advisory, net	5,315,792	11,290,240
Employees	5,058	7,669
Other	449,929	184,962
Prepaid expenses and other	1,206,368	580,813

Total Current Assets	25,606,246	26,779,551

Net Property and Equipment	2,228,283	2,122,889

Other Assets
Long-term deferred tax asset	47,038	62,211
Investment securities available-for-sale, at fair value	848,984	82,202

Total Other Assets	896,022	144,413

Total Assets	$28,730,551	$29,046,853

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 2 of 32

	MARCH 31,	JUNE 30,
	2007	2006
	(UNAUDITED)
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$647,071	$343,364
Accrued compensation and related costs	995,600	2,961,836
Deferred tax liability	503,104	178,707
Other accrued expenses	2,450,679	5,019,735

Total Current Liabilities	4,596,454	8,503,642

Total Liabilities	4,596,454	8,503,642

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) — $.025 par value; nonvoting; authorized 28,000,000 shares; issued, 12,865,948 and 12,805,948 at March 31, 2007 and June 30, 2006, respectively	321,649	320,149
Common stock (class B) — $.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $.025 par value; voting; authorized, 3,500,000 shares; issued, 2,993,600 shares	74,840	74,840
Additional paid-in-capital	12,437,841	11,754,779
Treasury stock, Class A shares at cost; 671,804 and 654,114 shares at March 31, 2007, and June 30, 2006, respectively	(1,526,801)	(830,330)
Accumulated other comprehensive income (loss), net of tax	(10,671)	24,259
Retained earnings	12,837,239	9,199,514

Total Shareholders’ Equity	24,134,097	20,543,211

Total Liabilities and Shareholders’ Equity	$28,730,551	$29,046,853

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 3 of 32
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues
Investment advisory fees	$29,859,339	$19,860,474	$10,170,685	$8,482,770
Transfer agent fees	5,533,812	3,545,385	1,566,580	1,325,893
Investment income	1,214,804	2,349,811	676,043	1,695,269
Other	162,395	136,692	31,054	53,076

	36,770,350	25,892,362	12,444,362	11,557,008

Expenses
Employee compensation and benefits	7,740,655	6,433,094	2,526,898	2,470,860
General and administrative	5,017,991	3,508,338	1,931,148	1,270,690
Subadvisory fees	6,650,293	5,096,173	2,261,348	2,301,638
Omnibus fees	5,606,015	2,868,573	1,786,687	1,256,850
Advertising	359,318	358,546	138,553	118,625
Depreciation	178,695	100,972	62,002	40,042

	25,552,967	18,365,696	8,706,636	7,458,705

Income Before Income Taxes	11,217,383	7,526,666	3,737,726	4,098,303

Provision for Federal Income Taxes	3,864,574	2,712,730	1,325,453	1,547,895

Net Income	7,352,809	4,813,936	2,412,273	2,550,408

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	(34,931)	(373,257)	(368,563)	(283,553)

Comprehensive Income	$7,317,878	$4,440,679	$2,043,710	$2,266,855

Basic Net Income per Share	$0.49	$0.32	$0.16	$0.17

Diluted Net Income per Share	$0.48	$0.32	$0.16	$0.17

Basic weighted average number of common shares outstanding	15,154,880	14,997,326	15,170,608	15,018,356

Diluted weighted average number of common shares outstanding	15,233,298	15,120,396	15,250,360	15,152,470
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 4 of 32
Consolidated Statements of Cash Flows (Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$7,352,809	$4,813,936
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	178,695	100,972
Net recognized gain on securities	(684,115)	(751,694)
Loss on disposal of fixed assets	—	3,189
Provision for deferred taxes	357,566	749,056
Provision for losses on accounts receivable	—	(26,488)
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	5,712,092	(2,889,089)
Prepaid expenses and other	(625,555)	(277,468)
Trading securities	(941,189)	(1,958,499)
Accounts payable and accrued expenses	(4,696,824)	2,184,625

Total adjustments	(699,330)	(2,865,396)

Net Cash Provided by Operating Activities	6,653,479	1,948,540

Cash Flows from Investing Activities:
Purchase of property and equipment	(284,089)	(390,394)
Purchase of available-for-sale securities	(2,072,532)	(8,419)
Proceeds on sale of available-for-sale securities	1,707,211	777,787

Net Cash (Used in) Provided by Investing Activities	(649,410)	378,974

Cash Flow from Financing Activities:
Purchase of treasury stock	(709,231)	(164,654)
Treasury stock issued	124,843	83,439
Proceeds from issuance or exercise of stock, warrants, and options	537,089	479,689
Benefit from tax deduction in excess of stock-based compensation cost	465,239	350,451
Adjustment due to SFAS 123R	35,391	17,475
Dividends paid	(3,715,084)	—

Net Cash (Used in) Provided by Financing Activities	(3,261,753)	766,400

Net Increase in Cash and Cash Equivalents	2,742,316	3,093,914

Beginning Cash and Cash Equivalents	10,056,043	3,814,178

Ending Cash and Cash Equivalents	$12,798,359	$6,908,092

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 5 of 32
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the year ended June 30, 2006.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), A&B Mailers, Inc. (“A&B”), U.S. Global Investors (Guernsey) Limited (“USGG”), U.S. Global Brokerage, Inc. (“USGB”), and U.S. Global Investors (Bermuda) Limited (“USBERM”).
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Common Stock Split and Dividend
On February 21, 2007, the Company’s shareholders approved the first of two proposed amendments to the Company’s Articles of Incorporation. The first amendment approved an increase in authorized shares that enabled the Company to effectuate a two-for-one stock split of the Company’s outstanding stock. Shareholders of record as of March 19, 2007, received one additional share of class A common stock, par value $0.025 per share, for every outstanding share of class A common stock and one additional share of class C common stock, par value $0.025 per share, for every outstanding share of class C common stock. The amendment provided that the Company issue no fractional shares of common stock, and all shares were rounded up or down to the nearest whole number of shares. Accordingly, all per-share and share data in the accompanying consolidated financial statements and in these accompanying notes has been adjusted to give retroactive effect to this stock split.
On February 22, 2007, shareholders approved the second of two proposed amendments, which modified the relative dividend and liquidation preference rights of the different classes of common stock and permits conversion of class C common stock to class A common stock. As a result of approval of both proposals, shareholders of record on March 19, 2007, received a special cash dividend of $0.25 per share on based on the number of post-split shares held. Both the split and the dividend were distributed on March 29, 2007.
Note 3. Investments
As of March 31, 2007, the Company held investments with a market value of approximately $6.7 million and a cost basis of approximately $6.2 million. The market value of these investments is approximately 23.3 percent of the Company’s total assets.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.
Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2007, and June 30, 2006.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 6 of 32

				Unrealized
				holding gains on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of 34% tax
Trading[1]	$5,830,740	$5,329,909	$500,831
Available for sale[2]	848,984	865,152	(16,168)	$(10,671)

Total at March 31, 2007	$6,679,724	$6,195,061	$484,663

Trading[1]	$4,659,824	$4,011,961	$647,863
Available for sale[2]	82,202	45,444	36,758	$24,259

Total at June 30, 2006	$4,742,026	$4,057,405	$684,621

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the nine months ended March 31, 2007, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	NINE MONTHS ENDED MARCH 31,
	2007	2006
Investment Income (Loss)
Realized gains on sales of available-for-sale securities	$454,388	$544,414
Realized gains on sales of trading securities	229,727	235,936
Unrealized gains (losses) on trading securities	(147,032)	1,420,855
Realized foreign currency gains (losses)	1,900	(13,771)
Other-than-temporary declines in available-for-sale securities	––	(28,655)
Dividend and interest income	675,821	191,032

Total Investment Income	$1,214,804	$2,349,811

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 7 of 32

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Investment Income (Loss)
Realized gains on sales of available-for-sale securities	$454,388	$529,705
Realized gains on sales of trading securities	234,232	147,426
Unrealized gains (losses) on trading securities	(237,036)	941,404
Realized foreign currency gains (losses)	1,568	(15,118)
Dividend and interest income	222,891	91,852

Total Investment Income	$676,043	$1,695,269

Included in prepaid expenses and other assets on the consolidated balance sheet is a deposit in the amount of $500,000 to purchase shares in the U.S. Global Investors Balanced Natural Resources Fund, Ltd. with a subscription date of April 1, 2007.
Note 4. Investment Management, Transfer Agent and Other Fees
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
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2007, and February 28, 2008, respectively, or such later date as the Company determines in order to maintain competitive yields and to allow assets to grow in newer funds. The aggregate fees waived and expenses borne by the Company for the nine months ended March 31, 2007, and March 31, 2006, were $920,149, and $1,029,720, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2008, and May 31, 2008, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $1,076,050 and $873,650 for the nine months ended March 31, 2007, and March 31, 2006, respectively. The Company recorded total fees of $523,786 and $377,661, respectively, for the three months ended March 31, 2007, and March 31, 2006. Frank Holmes, a director and CEO of the Company, is a director of Meridian Fund Managers Ltd., the manager of the fund.
The Company provides advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on a percentage of return above the high water mark in conjunction with the fund reaching a certain hurdle rate per quarter. The Company recorded fees totaling $132,933 and $99,011 for the nine months ended March 31, 2007, and March 31, 2006, respectively. The Company recorded total fees of $11,767 and $68,711, respectively, for the three months ended March 31, 2007, and March 31, 2006. Frank Holmes is a director of U.S. Global Investors Balanced Natural Resources Fund Ltd.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 8 of 32
The Company provides investment advisory services to Endeavour Mining Capital Corp., an offshore company. The Company is paid a monthly advisory fee based on the net asset value of the portfolio. A performance fee, if any, is paid annually based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity when the net asset value of the portfolio at fiscal year end has increased in comparison with the prior fiscal year end. The Company recorded $1,382,486 and $106,230 in monthly advisory fees for the nine months ended March 31, 2007, and March 31, 2006, respectively. (Advisory services for Endeavour began in the third quarter of fiscal year 2006.) The Company recorded total fees of $518,512 and $106,230, respectively, for the three months ended March 31, 2007, and March 31, 2006. Frank Holmes is the Chairman of the Board of Endeavour Mining Capital Corp. The performance fees for this advisory client are calculated and recorded only once a year at the end of each fiscal year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control.
The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $82,484 for the nine months ended March 31, 2007, and $37,692 for the three months ended March 31, 2007.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations from A&B, as well as investment income.
Note 5. Credit Facility
As of March 31, 2007, the Company has no borrowings.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The Company must maintain certain quarterly financial covenants to access the line of credit. The covenants include: (1) liquidity of $1 million or more in cash, cash equivalents and marketable securities; (2) a debt to equity ratio of .75 or less; and (3) a ratio of current assets to current liabilities of 2.0 or greater. The Company has been in compliance with all financial covenants during the fiscal year. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of March 31, 2007, this credit facility remained unutilized by the Company.
Effective April 25, 2007, subsequent to the fiscal quarter end, the credit agreement was renewed with the following amendments: the bank dropped the current ratio requirement, released the Company’s accounts receivable as collateral, and agreed to allow borrowings without any form of borrowing base. The amended credit agreement will expire on February 1, 2008, and will be renewed annually.
Note 6. Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in Accounting Principles Board Opinion No. 25 (APB 25), which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
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

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 9 of 32
Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for stock-based awards. Beginning with the 2006 fiscal year, with the adoption of SFAS 123R, stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the three months ended March 31, 2007, was $9,855 ($6,504 after tax). As of March 31, 2007, there was approximately $9,855 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of the fiscal year.
Stock compensation plans
The Company’s stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. In connection with the two-for-one stock split described in Note 2, the Board of Directors authorized an adjustment to outstanding options so that a proportionate number of shares underlying each option are maintained. Options in the table below have been adjusted to give retroactive effect to the stock split.
The following table summarizes information about our stock option plans for the nine months ended March 31, 2007.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	146,000	$1.47
Granted	—	—
Exercised	60,000	$1.20
Forfeited	—	—

Options outstanding, end of quarter	86,000	$1.65

Options exercisable, end of quarter	81,000	$1.28

Note 7. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	NINE MONTHS ENDED MARCH 31,
	2007	2006
Net income	$7,352,809	$4,813,936
Weighted average number of outstanding common shares
Basic	15,154,880	14,997,326

Effect of dilutive securities
Employee stock options	78,418	123,070

Diluted	15,233,298	15,120,396

Earnings per share
Basic	$0.49	$0.32
Diluted	$0.48	$0.32

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 10 of 32

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Net income	$2,412,273	$2,550,408

Weighted average number of outstanding shares
Basic	15,170,608	15,018,356

Effect of dilutive securities
Employee stock options	79,752	134,114

Diluted	15,250,360	15,152,470

Earnings per share
Basic	$0.16	$0.17
Diluted	$0.16	$0.17
Share information has been restated for all periods presented in the table to reflect the two-for-one stock split effectuated on March 29, 2007. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended March 31, 2007, and 2006, no options were excluded from diluted EPS. The Company has repurchased 25,634 shares of its class A common stock from employees during the nine months ended March 31, 2007. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 8. Income Taxes
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
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at March 31, 2007, or June 30, 2006, respectively.
Note 9. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Nine months ended March 31, 2007
Revenues	$36,230,638	$539,713	$36,770,351

Income before income taxes	$10,690,426	$526,957	$11,217,383

Depreciation	$178,695	$—	$178,695

Capital expenditures	$284,089	$—	$284,089

Gross identifiable assets at March 31, 2007	$21,486,756	$7,196,757	$28,683,513
Deferred tax asset			47,038

Consolidated total assets at March 31, 2007			$28,730,551

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 11 of 32

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Nine months ended March 31, 2006
Revenues	$23,731,754	$2,160,608	$25,892,362

Income before income taxes	$5,388,833	$2,137,833	$7,526,666

Depreciation	$100,972	$—	$100,972

Capital expenditures	$390,394	$—	$390,394

Three months ended March 31, 2007
Revenues	$11,990,856	$453,509	$12,444,365

Income before income taxes	$3,293,948	$443,780	$3,737,728

Depreciation	$62,002	$—	$62,002

Capital expenditures	$69,778	$—	$69,778

Three months ended March 31, 2006
Revenues	$9,952,444	$1,604,564	$11,557,008

Income before income taxes	$2,506,389	$1,591,914	$4,098,303

Depreciation	$40,042	$—	$40,042

Capital expenditures	$214,105	$—	$214,105

Note 10. Contingencies and commitments
The Company continuously reviews all investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel, and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements.
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
Note 11. Items submitted for shareholder approval
On November 8, 2006, the Board of Directors of the Company approved submitting to class A and class C shareholders a proxy to split the shares (two-for-one), increase the number of authorized shares, eliminate the dividend and liquidity preference of class A shareholders, and to allow class C shareholders to convert their shares to class A. The Board also approved paying a $0.25 per share dividend (post-split) in the event the shareholders approve the proposal to amend the articles of incorporation to reflect no dividend or liquidation preference for class A shareholders and to allow the convertibility of class C shares to class A shares. Refer to the proxy filed with the SEC on November 21, 2006, and amended January 16, 2007, and February 1, 2007, for additional details. On February 21, and February 22, 2007, the shareholders approved all proposals submitted. On March 29, 2007, the stock split became effective and shareholders of record were paid a $.25 per share dividend (post-split).

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 12 of 32
ITEM 1a. Risk Factors
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors,” in the Annual Report on Form 10-K for the year ended June 30, 2006.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. Global Investors, Inc. has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including but not limited to (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, (iii) the effect of government regulation on the Company’s business, and (iv) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.
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
During the nine months ended March 31, 2007, SEC-registered mutual fund assets under management averaged $4.57 billion versus $2.99 billion for the same period ended March 31, 2006. This increase was primarily due to significant increase in the natural resource and foreign equity funds under management.
The Company provides advisory services to various offshore clients, namely Meridian Global Gold and Resources Fund Ltd., Meridian Global Energy and Resources Fund Ltd., U.S. Global Investors Balanced Natural Resources Fund, Ltd., and Endeavour Mining Capital Corp. The Company generally receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on an agreed-upon performance measurement. Based on information released by Endeavour Mining Capital, for the first nine months of fiscal 2007, the performance fee to date accruing to U.S. Global totals approximately $3,412,000. The final performance fee payable to U.S. Global, if any, will be determined as of June 30, 2007, based on the financial results of Endeavour Mining Capital for the entire fiscal year. Under the accounting policies adopted by U.S. Global Investors, the performance fees are calculated and recorded only once a year at the end of the fiscal year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. These fluctuations could result in the recording of no performance fees. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 13 of 32
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
As of March 31, 2007, the Company held investments with a market value of approximately $6.7 million and a cost basis of approximately $6.2 million. The market value of these investments is approximately 23.3 percent of the Company’s total assets.
For the nine months ended March 31, 2007, the Company had net realized gains on available-for-sale securities of $454,388 compared with $544,414 for the nine months ended March 31, 2006, and net realized gains on trading securities of $229,727 for the nine months ended March 31, 2007, compared with net realized gains of $235,936 for the nine months ended March 31, 2006. The change in net unrealized holding gains and losses on trading securities held at March 31, 2007, and 2006, which has been included in income for the nine-month period, was ($147,032) and $1,420,855, respectively.
For available-for-sale securities with declines in value that are deemed other than temporary, the cost basis of the securities is reduced accordingly, and the resulting loss is realized in earnings. The Company recorded other than temporary declines of $0 and $28,655 for the nine months ended March 31, 2007, and 2006, respectively.
Dividend and interest income for the nine months ended March 31, 2007, was $675,821 compared with $191,032 for the nine months ended March 31, 2006.
RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2007 AND 2006
The Company posted net income of $7,352,809 ($0.49 income per share) for the nine months ended March 31, 2007, compared with a net income $4,813,936 ($0.32 income per share) for the nine months ended March 31, 2006.
Revenues
Total consolidated revenues for the nine-month period ended March 31, 2007, increased approximately $10,878,000 or 42.0 percent, compared with the nine-month period ended March 31, 2006. This increase was primarily attributable to the following:
•	Mutual fund investment advisory fees grew by approximately $8,404,000 as a result of increased assets under management;

•	Transfer agent fees increased by approximately $1,988,000 primarily as a result of growth in the number of shareholder accounts;

•	Other advisory fees increased by approximately $1,595,000 as a result of the growth and performance of offshore funds the Company advises.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 14 of 32
Expenses
Total consolidated expenses for the nine-month period ended March 31, 2007, increased approximately $7,187,000 or 39.1 percent, compared with the nine-month period ended March 31, 2006. This was largely attributable to the following:
•	Omnibus fees increased by approximately $2,737,000 due to increased asset flows through broker/dealer platforms;

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by approximately $1,554,000;

•	General and administrative expenses increased by approximately $1,510,000 primarily due to consulting fees, audit and accounting fees, legal fees, proxy-related expenses, and travel and entertainment; and

•	Driven by strong fund performance, compensation expense increased by approximately $1,308,000.
Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held through their platforms. Accordingly, net platform distribution (omnibus) fees have increased as assets have grown through these platforms.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2007 AND 2006
The Company posted net income of $2,412,273 ($0.16 income per share) for the three-month period ended March 31, 2007, compared with net income of $2,550,408 ($0.17 income per share) for the three-month period ended March 31, 2006.
Revenues
Total consolidated revenues for the quarter ended March 31, 2007, increased approximately $887,000, or 7.7 percent, compared with the quarter ended March 31, 2006. This increase was primarily attributable to the following:
•	Mutual fund investment advisory fee grew by approximately $1,149,000 as a result of increased assets under management and growth and performance of offshore funds;

•	Other advisory fees increased by approximately $539,000 as a result of the growth and performance of offshore funds the Company advises; and

•	Transfer agent fees increased by approximately $240,000 primarily as a result of growth in the number of shareholder accounts.
Expenses
Total consolidated expenses for the quarter ended March 31, 2007, increased approximately $1,248,000, or 16.7 percent, compared with the quarter ended March 31, 2006. This was largely attributable to the following:
•	General and administrative expenses increased by approximately $660,000 primarily due to legal and consulting fees, proxy-related expenses, and travel and entertainment; and

•	Omnibus platform fees increased by approximately $530,000 due to increased mutual fund asset flows through broker/dealer omnibus platforms.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007, the Company had net working capital (current assets minus current liabilities) of approximately $21.0 million and a current ratio (current assets divided by current liabilities) of 5.6 to 1. With approximately $12.8 million in cash and cash equivalents and approximately $6.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $24.1 million, with cash, cash equivalents, and marketable securities comprising 67.8% of total assets.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 15 of 32
As of March 31, 2007, the Company has no borrowings. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. Any use of this credit facility will be secured by the Company’s eligible accounts receivable. As of March 31, 2007, this credit facility remained unutilized by the Company. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
Effective April 25, 2007, subsequent to the fiscal quarter end, the credit agreement was renewed with the following amendments: the bank dropped the current ratio requirement, released the Company’s accounts receivable as collateral, and agreed to allow borrowings without any form of borrowing base. The amended credit agreement will expire on February 1, 2008 and will be renewed annually.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2008, and May 31, 2008, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts. The contracts between the Company and the offshore clients expire periodically and management anticipates that its offshore clients will renew the contracts.
Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.
ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would recognize in its financial statements the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. FIN 48 will be effective for the fiscal years beginning after December 15, 2006. The provisions of FIN 48 are required to be applied to all tax positions in all open tax years. The Company is in the process of evaluating the impact, if any, of adoption on the Company’s financial position and results of operation.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. FAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 157 will have on its financial position and results of operation.
In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company is in the process of evaluating the potential future effect of FAS 159 on its financial statements.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of additional critical accounting estimates that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2006.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 16 of 32
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
The table below summarizes the Company’s equity price risks as of March 31, 2007, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity, Net
	March 31, 2007	Change	Change	of Tax
Trading Securities[1]	$5,830,740	25% increase	$7,288,425	$962,072
		25% decrease	$4,373,055	$(962,072)
Available-for-Sale[2]	$848,984	25% increase	$1,061,231	$140,082
		25% decrease	$636,738	$(140,082)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best-case or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 17 of 32
PART II. OTHER INFORMATION
ITEM 2. Issuer Purchases of Equity Securities
The Company may repurchase stock from employees. The following table provides information regarding the Company’s repurchases of shares of its class A common stock during the nine months ended March 31, 2007. There were no repurchases of class B or class C common stock during the period. Share information has been restated for all periods presented in the table to reflect the two-for-one stock split effectuated on March 29, 2007.

	Issuer Purchases of Equity Securities
	Fiscal Year Ended 6/30/07
					Maximum
					Number of
	Total			Total Number of	Shares that May
	Number of	Total	Average	Shares Purchased	Yet Be
	Shares	Amount	Price Paid	as Part of Publicly	Purchased
Period	Purchased	Purchased	Per Share	Announced Plan	Under the Plan
07-01-06 to 07-31-06	—	—	—	N/A	N/A
08-01-06 to 08-31-06	88	$1,005	$11.42	N/A	N/A
09-01-06 to 09-30-06	264	4,340	16.44	N/A	N/A
10-01-06 to 10-31-06	—	—	—	N/A	N/A
11-01-06 to 11-30-06	16,082	408,257	25.39	N/A	N/A
12-01-06 to 12-31-06	9,130	294,084	32.21	N/A	N/A
01-01-07 to 01-31-07	—	—	—	N/A	N/A
02-01-07 to 02-28-07	70	1,545	22.07	N/A	N/A
03-01-07 to 03-31-07	—	—	—	N/A	N/A
Total	25,634	$709,231	$27.67	N/A	N/A

Item 4. Submission of Matters to a Vote of Security Holders
The shareholders of the Company voted on two issues at a Special Meeting of Shareholders of the Company held on February 21, 2007, and February 22, 2007, for the following purposes:
(1)	To act on a proposed amendment to Article Four of the Third Restated and Amended Articles of Incorporation of U.S. Global to increase the number of authorized shares of common stock, par value $0.05 per share of U.S. Global to 36,000,000, of which 28,000,000 have been designated as class A Common Stock, 4,500,000 have been designated as class B Common Stock, and 3,500,000 have been designated as class C Common Stock, in order to effectuate a related two-for-one stock split and complete other minor modifications to the Articles on Incorporation;

(2)	To act on a proposed amendment to Article Four of the Third Restated and Amended Articles of Incorporation of U.S. Global to eliminate the dividend and liquidation preferences for holders of class A Common Stock in order to facilitate the adoption of a dividend policy and to permit the conversion of class C Common Stock to class A Common Stock.
In total, two matters were voted on and approved at the Special Meeting. A tabulation for each matter is as follows:
Proposal 1:
For: 4,292,524 shares of class A common stock
For: 1,467,964 shares of class C common stock
Against: 191,893 shares of class A common stock
Against: 30 shares of class C common stock

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 18 of 32
Abstain: 92,073 shares of class A common stock
Abstain: 0 shares of class C common stock
Broker Non-Votes: None
Proposal 2:
For: 4,057,572 shares of class A common stock
For: 1,467,964 shares of class C common stock
Against: 423,028 shares of class A common stock
Against: 30 shares of class C common stock
Abstain: 114,545 shares of class A common stock
Abstain: 0 shares of class C common stock
Broker Non-Votes: None
ITEM 6. EXHIBITS
1. Exhibits

(3)(i)	Fourth Amended and Restated Articles of Incorporation of U.S. Global Investors, Inc.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
March 31, 2007, Quarterly Report on Form 10-Q	Page 19 of 32
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: May 9, 2007	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: May 9, 2007	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer