Form 10-K
period 2007-06-30
U S GLOBAL INVESTORS INC
filed 2007-09-12
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2007
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
($0.025 par value per share)
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
Yes ☐     No ☑

The aggregate market value of the 5,441,054 (post-split) shares of nonvoting class A common stock held by nonaffiliates of the registrant was $93,034,297, based on the last sale price quoted on NASDAQ (adjusted for the split) as of December 29, 2006, the last business day of the registrant’s most recently completed second fiscal year. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 209,178 (post-split) shares of the class C common stock held by nonaffiliates of the registrant on December 29, 2006 (based on the last sale price of the class C common stock in a private transaction) was $52,295. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
On August 24, 2007, there were 13,656,401 (post-split) shares of Registrant’s class A nonvoting common stock issued and 12,987,211 (post-split) shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,255,147 (post-split) shares of Registrant’s class C common stock issued and outstanding.
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
U.S. Global, a Texas corporation organized in 1968, is a registered investment adviser under the Investment Advisers Act of 1940. The Company and its subsidiaries are principally engaged in the business of providing investment advisory and other services to U.S. Global Investors Funds (“USGIF”) and U.S. Global Accolade Funds (“USGAF”), both Massachusetts business trusts (collectively, the “Trusts” or “Funds”), as well as four offshore clients. USGIF and USGAF are investment companies offering shares of nine and four mutual funds, respectively, on a no-load basis.
As part of the mutual fund management business, the Company provides: (1) investment advisory services; (2) transfer agency and record keeping services; (3) mailing services; and (4) distribution services, through its wholly owned broker/dealer, to mutual funds advised by the Company. The fees from investment advisory and transfer agent services, as well as investment income, are the primary sources of the Company’s revenue. In addition, the Company provides investment advisory services to several offshore institutional clients.

Assets Under Management (AUM)

			AUM at June 30, 2007
Fund	Ticker	Category	(in thousands)
U.S. Global Investors Funds
All American Equity	GBTFX	Large cap core	$23,589
China Region	USCOX	China region	93,787
Global Resources	PSPFX	Natural resources	1,382,845
Gold Shares	USERX	Gold oriented	178,488
Near-Term Tax Free	NEARX	Short / intermediate municipal debt	13,354
Tax Free	USUTX	General municipal debt	15,899
U.S. Government Securities Savings	UGSXX	U.S. Government money market	468,777
U.S. Treasury Securities Cash	USTXX	U.S. Government money market	115,234
World Precious Minerals	UNWPX	Gold and precious minerals	924,820
U.S. Global Accolade Funds
Eastern European	EUROX	Emerging markets	1,393,152
Global Emerging Markets	GEMFX	Emerging markets	40,040
Holmes Growth	ACBGX	Mid-cap growth	63,182
MegaTrends	MEGAX	Large-cap growth	16,197

Total SEC-Registered Funds			4,729,364
Other Advisory Clients			299,578

Total AUM at June 30, 2007			$5,028,942

     Lines of Business
Investment Management Services
Investment Advisory Services. The Company furnishes an investment program for each of the clients it manages and determines, subject to overall supervision by the applicable board of trustees of the clients, the clients’ investments pursuant to advisory agreements (the “Advisory Agreements”). Consistent with the investment restrictions, objectives and policies of the particular client, the portfolio team for each client determines what investments should be purchased, sold and held, and makes changes in the portfolio deemed to be necessary or appropriate. In the Advisory Agreements, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.
The Company also manages, supervises, and conducts certain other affairs of USGIF and USGAF, subject to the control of the boards of trustees. It provides office space, facilities, and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the mutual funds. U.S. Global and its affiliates compensate all personnel, officers, directors, and interested trustees of the funds if such persons are also employees of the Company or its affiliates. However, the funds are required to reimburse the Company for a portion of the compensation of the Company’s employees who perform certain state and federal securities law regulatory compliance work on behalf of the funds based upon the time spent on such matters. The Company is responsible for costs associated with marketing fund shares to the extent not otherwise covered by a fund distribution plan adopted pursuant to Investment Company Act Rule 12b-1 (“12b-1 Plan”).
As required by the Investment Company Act of 1940, the Advisory Agreements with USGIF and USGAF are subject to annual renewal and are terminable upon 60-day notice. The boards of trustees of

USGIF and USGAF will meet to consider renewal of the applicable agreements in February and May 2008, respectively. Management anticipates that these Advisory Agreements will be renewed.
In addition to providing mutual fund management and transfer agent services to USGIF and USGAF funds, the Company provides advisory services to four offshore clients: the Meridian Global Gold and Resources Fund Ltd.; the Meridian Global Energy and Resources Fund; the U.S. Global Investors Balanced Natural Resources Fund, Ltd.; and Endeavour Mining Capital Corporation’s equity investment portfolio.
Transfer Agent and Other Services. The Company’s wholly owned subsidiary, United Shareholder Services, Inc. (“USSI”), is a transfer agent registered under the Securities Exchange Act of 1934 providing transfer agency, and printing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company’s fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.
The transfer agency’s duties encompass, but are not limited to, the following: (1) acting as servicing agent in connection with dividend and distribution functions; (2) performing shareholder account and administrative agent functions in connection with the issuance, transfer and redemption, or repurchase of shares; (3) maintaining such records as are necessary to document transactions in the funds’ shares; (4) acting as servicing agent in connection with mailing of shareholder communications, including reports to shareholders, dividend and distribution notices, and proxy materials for shareholder meetings; and (5) investigating and answering all shareholder account inquiries.
The transfer agency agreements provide that USSI will receive, as compensation for services rendered as transfer agent, certain annual and activity-based fees and will be reimbursed for out-of-pocket expenses. In connection with obtaining/providing administrative services to the beneficial owners of fund shares through institutions that provide such services and maintain an omnibus account with USSI, each fund pays a monthly fee based on the number of accounts or the value of the shares of the fund held in accounts at the institution.
The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The transfer agency agreements will be considered for renewal by the boards of trustees of USGIF and of USGAF on an annual basis, and management anticipates that the transfer agency agreements will be renewed.
Brokerage Services. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the National Association of Securities Dealers (“NASD”), the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”), and appropriate state regulatory authorities as a limited-purpose broker/dealer for the purpose of distributing USGIF and USGAF fund shares. Effective September 3, 1998, USGB became the distributor for USGIF and USGAF fund shares. For the fiscal year ended June 30, 2007, the Company capitalized USGB with approximately $3,085,000 to cover the costs associated with continuing operations.
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

     Employees
As of June 30, 2007, U.S. Global and its subsidiaries employed 76 full-time employees and 6 part-time employees; as of June 30, 2006, it employed 77 full-time employees and 1 part-time employee. The Company considers its relationship with its employees to be good.
     Competition
The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2006 there were approximately 8,000 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGAF is a trust with no-load funds that has adopted a 12b-1 plan. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF and USGAF funds, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.
In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and may offer accounts at competitive interest rates, which are insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.
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
Furthermore, the Company acts as an investment adviser to four offshore funds. Despite the Company’s expertise in gold mining and exploration and natural resources, the Company faces the same obstacle many advisers face, namely uncovering undervalued investment opportunities as the markets face further uncertainty and increased volatility. In addition, the growing number of alternative investments, especially in specialized areas, has created pressure on the profit margins and increased competition for available investment opportunities.
     Supervision and Regulation
The Company, USSI, USGB, and the investment companies it manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the funds will not have a material adverse effect on its business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.
Recent and accelerating regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the mutual fund industry and the capital markets. This momentum of new regulations has contributed significantly to the costs of managing and administering mutual funds.
U.S. Global is a registered investment adviser subject to regulation by the SEC pursuant to the Investment Advisers Act of 1940, the Investment Company Act of 1940, and the Securities Exchange Act of 1934 (“1934 Act”). USSI is also subject to regulation by the SEC under the 1934 Act. USGB is subject to regulation by the SEC under the 1934 Act and regulation by the NASD/FINRA, a self-regulatory organization composed of other registered broker/dealers. U.S. Global, USSI, and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and the NASD/FINRA upon request. Moreover, the funds managed by the Company are subject to regulation and periodic reporting under the Investment Company Act of 1940 and, with respect to their continuous public offering of shares, the registration provisions of the Securities Act of 1933.
     Relationships with Clients
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
In addition, the Company is also dependent on its relationships with its four offshore clients. Even though the Company views its relationship with the four offshore clients as stable, the Company could be adversely affected if these relationships ended.

Item 1A. Risk Factors
A decline in securities markets could lead to a decline in revenues.
Changes in economic or market conditions may adversely affect the profitability, performance of and demand for the Company’s investment products and services. The ability of the Company to compete and grow is dependent on the relative attractiveness of the types of investment products the Company offers and its investment performance and strategies under prevailing market conditions.
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
Investment advisory fees are a significant portion of revenue and may be negatively affected by decreases in assets under management.
Changes which may negatively impact assets under management, and thus, the Company’s revenue, profitability and ability to grow include market depreciation, redemptions from shareholder accounts and terminations of client accounts.
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
The Company is subject to a variety of federal securities laws and agencies, including the Investment Advisers Act of 1940, as amended, the SEC, the NASD/FINRA, NASDAQ, the Sarbanes-Oxley Act of 2002, and the USA PATRIOT Act of 2001. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.
Increased regulatory and legislative actions and reforms could increase costs and negatively impact the Company’s profitability and future financial results.
During the past six years, the federal securities laws have been substantially augmented and made significantly more complex by the Sarbanes-Oxley Act of 2002 and USA PATRIOT Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the Sarbanes-Oxley Act of 2002. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry may negatively impact earnings by increasing the Company’s costs of dealing in the financial markets.

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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Part II of Annual Report on Form 10-K
Item 5. Market for Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company has three classes of common equity: class A, class B and class C common stock, par value $0.025 per share.
The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets. Trades are reported under the symbol “GROW.”
There is no established public trading market for the Company’s class B and class C common stock.
The Company’s class A and class B common stock have no voting privileges.
The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2007, and 2006. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.
Sales Price (Restated for Stock Split in March 2007)

	2007		2006
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	17.41	8.77	3.46	2.30
Second quarter (12/31)	36.31	11.28	8.25	3.05
Third quarter (3/31)	34.95	17.49	10.00	5.96
Fourth quarter (6/30)	34.90	19.98	14.07	7.38
     Holders
On August 24, 2007, there were approximately 219 holders of record of class A common stock, no holders of record of class B common stock, and 59 holders of record of class C common stock.
     Dividends
On March 29, 2007, a two-for-one stock split became effective and shareholders of record were paid a $.25 per share dividend (post-split). On May 31, 2007, the board of directors authorized a dividend of $.01 per share per month beginning in June 2007. The monthly dividend is authorized through December 2007 and will be considered for continuation at that time by the board. Prior to that, the Company had not paid cash dividends on its class C common stock during the previous twenty-two fiscal years and had never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.
     Purchases of equity securities by the issuer
The Company may repurchase stock from employees. The following table provides information regarding the Company’s repurchases of shares of its class A common stock during the fiscal year ended June 30, 2007. There were no repurchases of class B or class C common stock during the fiscal year. Amounts have been restated to reflect the stock split that occurred in March 2007.
Issuer Purchases of Equity Securities
Fiscal Year Ended 6/30/07

	Total			Total Number of	Maximum Number of
	Number of	Total	Average	Shares Purchased as	Shares that May
	Shares	Amount	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	Purchased	Per Share	Announced Plan	Under the Plan
07-01-06 to 07-31-06	—	$—	$—	N/A	N/A
08-01-06 to 08-31-06	88	1,005	11.41	N/A	N/A
09-01-06 to 09-30-06	264	4,340	16.44	N/A	N/A
10-01-06 to 10-31-06	—	—	—	N/A	N/A
11-01-06 to 11-30-06	16,304	413,847	25.38	N/A	N/A
12-01-06 to 12-31-06	8,908	288,494	32.39	N/A	N/A
01-01-07 to 01-31-07	—	—	—	N/A	N/A
02-01-07 to 02-28-07	70	1,545	22.07	N/A	N/A
03-01-07 to 03-31-07	—	—	—	N/A	N/A
04-01-07 to 04-30-07	4,000	127,480	31.87	N/A	N/A
05-01-07 to 05-31-07	—	—	—	N/A	N/A
06-01-07 to 06-30-07	—	—	—	N/A	N/A

Total	29,634	$836,711	$28.23	N/A	N/A

     Company Performance Presentation
The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for both the S&P 500 Index and the American Stock Exchange Gold BUGS Index (HUI) for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2002, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

Item 6.	Selected Financial Data
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K. The selected financial data as of June 30, 2004, through June 30, 2007, and the years then ended, is derived from the Company’s Consolidated Financial Statements, which were audited by BDO Seidman, LLP, independent registered public accountants. The selected financial data as of June 30, 2003, and the year then ended is derived from the Company’s Consolidated Financial Statements. Earnings per share have been restated for prior years to reflect the stock split that occurred in March 2007.

Selected	Year ended June 30,
Financial Data	2007	2006	2005	2004	2003
Revenues	$58,603,637	$44,853,588	$16,981,339	$12,983,500	$7,478,936
Expenses	37,257,889	28,986,248	14,744,897	10,141,019	7,817,883

Income (loss) before gain on litigation settlement and income taxes	21,345,748	15,867,340	2,236,442	2,842,481	(338,947)
Gain on litigation settlement	—	—	—	—	371,057
Income tax expense (benefit)	7,586,499	5,431,978	789,971	675,839	(10,502)

Net income	13,759,249	10,435,362	$1,446,471	$2,166,642	$42,612
Basic income per share	0.91	0.69	0.10	0.15	0.00
Working capital	27,925,318	18,275,909	7,078,554	5,267,573	3,562,885
Total assets	39,793,113	29,046,853	12,102,515	9,356,596	7,439,687
Long-term obligations	—	—	—	—	988,536
Dividends per common share [1]	0.26	—	—	—	—
Shareholders’ equity	31,095,202	20,543,211	9,903,088	8,485,346	5,673,689
Net cash provided by operations	8,817,821	5,482,567	986,120	2,669,928	128,916
Net cash provided by (used in) investing activities	(746,787)	265,053	(67,634)	(30,328)	147,470
Net cash provided by (used in) financing activities	(3,272,657)	494,245	64,016	(970,167)	(103,079)

[1]	A special dividend of $.25 per share (post-split) was paid on March 29, 2007, when a two-for-one stock split became effective. Subsequently, the board of directors authorized a dividend of $.01 per share per month beginning in June 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion reviews and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Selected Financial Data.
Business Segments
U.S. Global, with principal operations located in San Antonio, Texas, manages two business segments:
(1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position. For more details on the results of our core operations, see Note 14 — Financial Information by Business Segment.
The Company generates substantially all its operating revenues from the investment management of products and services for USGIF, USGAF and four offshore clients. Although the Company generates the majority of its revenues from this segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2007, the Company held approximately $7.2 million in investments, comprising 18.1% of its total assets. The following is a brief discussion of the Company’s two business segments.
Investment Management Products and Services
Investment management revenues are largely dependent on the total value and composition of assets under management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. During fiscal year 2007, average assets under management for the SEC-registered funds increased 33.9% to $4.6 billion, primarily due to significant increases in the natural resource and foreign equity funds under management through both net inflows and market appreciation.

Average Assets under Management
(Dollars in Millions)
	2007	2006	% Change	2006	2005	% Change
USGIF — Money Market	$564	$526	7.2%	$526	$547	(3.8%)
USGIF — Other	2,558	1,630	56.9%	1,630	721	126.1%

USGIF — Total	3,122	2,156	44.8%	2,156	1,268	70.0%
USGAF	1,488	1,286	15.7%	1,286	505	154.7%

Total SEC-Registered Funds	4,610	3,442	33.9%	3,442	1,773	94.1%
Other Advisory Clients	236	61	286.9%	61	4	1425.0%

Total Average Assets Under Management	$4,846	$3,503	38.3%	$3,503	$1,777	97.1%

Investment Activities
Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.
The following summarizes the market value, cost and unrealized gain or loss on investments as of June 30, 2007, and June 30, 2006.

				Unrealized
				holding gains on
				available-for-sale
			Unrealized Gain	securities, net of
Securities	Market Value	Cost	(Loss)	tax

Trading [1]	$6,334,474	$5,990,256	$344,218	N/A
Available for sale [2]	856,573	865,152	(8,579)	$(5,589)

Total at June 30, 2007	$7,191,047	$6,855,408	$335,639

Trading [1]	$4,659,824	$4,011,961	$647,863	N/A
Available for sale [2]	82,202	45,444	36,758	$24,259

Total at June 30, 2006	$4,742,026	$4,057,405	$684,621

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
As of June 30, 2007, and 2006, the Company held approximately $2.0 million and $1.6 million, respectively, in investments other than USGIF, USGAF and offshore clients the Company advises.
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
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2007, 2006, and 2005, the Company had net realized gains (losses) of approximately $737,000, $828,000, and ($184,000), respectively. The Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2007	2006	% Change	2006	2005	% Change
Net income (in thousands)	$13,759	$10,435	31.9%	$10,435	$1,446	621.6%
Net income per share
Basic	.91	.69	31.9%	.69	.10	590.0%
Diluted	.90	.69	30.4%	.69	.10	590.0%
Weighted average shares outstanding (in thousands)
Basic	15,162	15,032		15,032	14,960
Diluted	15,242	15,146		15,146	15,129
Year Ended June 30, 2007, Compared with Year Ended June 30, 2006
The Company posted net after-tax income of $13,759,249 ($.91 per share) for the year ended June 30, 2007, compared with net after-tax income of $10,435,362 ($.69 per share) for the year ended June 30, 2006. This 31.9% increase in profitability is primarily attributable to the following factors:
•	The Company’s advisory fees, boosted primarily by the positive impact of market gains and shareholder investments in natural resource and foreign equity funds, increased by 33%, or $12.4 million; and

•	Transfer agent fees increased by 41%, or $2.2 million, primarily as a result of growth in the number of shareholder accounts and a revised transfer agent fee structure, which incorporated transaction- and activity-based fees.
These factors were somewhat offset by an overall increase in expenses of 28.5% in fiscal year 2007 primarily driven by the following:
•	Omnibus fees increased by 54%, or $2.6 million, due to increased asset inflows through broker/dealer platforms;

•	Driven by strong mutual fund and offshore fund performance, employee compensation expense increased by 21%, or $2.2 million, primarily due to higher salaries and incentive bonuses;

•	General and administrative expenses increased 37%, or $2.0 million, primarily as a result of increased consulting, legal, audit and accounting fees; and,

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by 17%, or $1.3 million.
Year Ended June 30, 2006, Compared with Year Ended June 30, 2005
The Company posted net after-tax income of $10,435,362 ($0.69 per share) for the year ended June 30, 2006, compared with net after-tax income of $1,446,471 ($0.10 per share) for the year ended June 30, 2005. The increase in profitability in fiscal year 2006 primarily resulted from an increase of $23.1 million in advisory fees, $2.6 million in investment income and $2.1 million in transfer agent fees. These factors were somewhat offset by an increase of $4.9 million in subadvisory fees, $4.5 million in employee compensation, $3.0 million in omnibus fees and $1.6 million in general and administrative expenses.

Revenues

(Dollars in Thousands)	2007	2006	% Change	2006	2005	% Change
Investment advisory fees:
USGIF — Money market	$1,776	$1,687	5.3%	$1,687	$1,638	3.0%
USGIF — Other	16,296	11,068	47.2%	11,068	6,010	84.2%

USGIF — Total	18,072	12,755	41.7%	12,755	7,648	66.8%
USGAF	18,350	15,767	16.4%	15,767	6,059	160.2%
Other advisory fees	13,095	8,622	51.9%	8,622	299	2783.5%

Total investment advisory fees	49,517	37,144	33.3%	37,144	14,006	165.2%
Transfer agent fees	7,537	5,332	41.4%	5,332	3,187	67.3%
Investment income (loss)	1,357	2,203	(38.4)	2,203	(351)	727.7%
Other revenues	193	175	10.3%	175	139	25.9%

Total	$58,604	$44,854	30.7%	$44,854	$16,981	164.1%

As a percentage of total revenues, SEC-registered mutual fund advisory fees account for 62%, offshore investment advisory fees constitute 22%, transfer agent fees account for 13%, and investment income and miscellaneous income together make up the remaining 3%.
Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: SEC-registered mutual fund advisory fees, which in fiscal 2007 accounted for 74% of the Company’s total advisory fees, and offshore investment advisory fees, which accounted for 26% of total advisory fees.
SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375% to 1.375%, and are paid monthly. These advisory fees increased by approximately $7.9 million, or 28%, in fiscal 2007 over fiscal 2006. Advisory fees benefited from an increase in assets, particularly in the foreign equity and natural resource funds.
The Company has agreed to waive or reduce its fees and/or pay expenses for several USGIF funds and one USGAF fund, in particular the money market and fixed income funds, through November 1, 2007, and February 28, 2008, respectively, or such later date as the Company determines for purposes of enhancing the funds’ competitive market positions. The aggregate amount of fees waived and expenses borne by the Company totaled approximately $1,178,000, $1,181,000, and $1,332,000, in 2007, 2006, and 2005, respectively. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company’s commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund expenses it is bearing.
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
Offshore investment advisory fees increased by $4.5 million, or 52%, in fiscal 2007 compared to fiscal 2006. Due to potential market volatility, performance fees are subject to fluctuation and are not necessarily predictive of future revenue.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $1,690,321 and $1,353,454 for the years ended June 30, 2007, and 2006, respectively.
In August 2006, the Company began providing advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $222,981 for the year ended June 30, 2007.
The Company provides advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee and a quarterly performance fee, if any. The Company recorded fees totaling $140,717 and $212,828 for the years ended June 30, 2007, and 2006, respectively.
The Company provides advisory services to Endeavour Mining Capital Corp., a Cayman corporation traded on the Toronto Stock Exchange. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded a total of $11,041,050 in advisory fees from Endeavour comprised of $8,994,074 in annual performance fees and $2,046,976 in monthly advisory fees for the year ended June 30, 2007. The Company recorded a total of $7,055,267 comprised of $6,611,582 in annual performance fees and $443,685 in monthly advisory fees for the year ended June 30, 2006. The performance fees for this advisory client are calculated and recorded only once a year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies.
Transfer Agent Fees. United Shareholder Services, Inc., a wholly owned subsidiary of the Company, provides transfer agency and printing services for Company clients. The Company receives an annual fee per account as compensation for services rendered as transfer agent and is reimbursed for out-of-pocket expenses associated with processing shareholder information. Effective April 1, 2007, the transfer agency agreement between USSI and the funds was amended to incorporate transaction- and activity-based fees. In addition, the Company collects custodial fees on IRAs and other types of retirement plans invested in USGIF and USGAF. Transfer agent fees are, therefore, significantly affected by the number of client accounts.
The increase in transfer agent fees in fiscal years 2007 and 2006 was primarily a result of an increase in the number of mutual fund shareholder accounts due to improved performance of the natural resource and foreign equity funds and the result of the revised fee structure which incorporated transaction- and activity-based fees.
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
Investment income decreased by $847,000 in fiscal 2007 compared to fiscal 2006. This decrease can be attributed primarily to a $91,000 decrease in realized gains on corporate investments and a $1.4 million decrease in unrealized gains on corporate investments, offset by a $605,000 increase in dividend and interest income. Included in investment income were other-than-temporary impairments of $0, $28,655 and $106,000 for the fiscal years ending 2007, 2006 and 2005, respectively.

The increase in investment income of $2.6 million in fiscal 2006 compared to fiscal 2005 was primarily attributable to a $935,000 increase in realized gains and a $1.3 million increase in unrealized gains on corporate investments.
Expenses

(Dollars in Thousands)	2007	2006	% Change	2006	2005	% Change
Employee compensation and benefits	$12,560	$10,359	21.2%	$10,359	$5,891	75.8%
Subadvisory fees	8,935	7,619	17.3%	7,619	2,720	180.1%
General and administrative	7,482	5,460	37.0%	5,460	3,821	42.9%
Omnibus fees	7,528	4,882	54.2%	4,882	1,833	166.3%
Advertising	509	513	(0.8)%	513	370	38.7%
Depreciation	244	153	59.5%	153	110	39.0%

Total	$37,258	$28,986	28.5%	$28,986	$14,745	96.6%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.2 million, or 21%, in 2007 and $4.5 million, or 75.8%, in fiscal 2006, primarily due to incentive bonuses associated with strong mutual fund performance, mutual fund asset growth, strong offshore advisory client performance and increased shareholder accounts.
Subadvisory Fees. Subadvisory fees are calculated as a percentage of average net assets of the three funds that are subadvised by third-party managers. The increases in subadvisory fees of $1.3 million and $4.9 million in fiscal years 2007 and 2006, respectively, resulted primarily from growth in assets in the Eastern European Fund.
General and Administrative. The increase in general and administrative expenses of $2.0 million, or 37%, in fiscal year 2007, resulted primarily from increased consulting, legal, audit and accounting fees. The increase in general and administrative expenses of $1.6 million, or 42.9%, in fiscal year 2006 is primarily attributable to increased consulting, auditing and accounting fees primarily related to first-year implementation of Sarbanes-Oxley and other compliance costs.
Omnibus Fees. Much of the mutual fund asset growth across all funds has been realized through broker/dealer platforms. These broker/dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, net omnibus fee expenses have increased by $2.6 million and $3.0 million during fiscal years 2007 and 2006, respectively. The incremental assets received through the broker/dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression from paying omnibus fees on those assets.
Advertising. Advertising expense was essentially flat in fiscal 2007 and increased approximately $143,000 in fiscal 2006.
Depreciation. Depreciation expense increased by $91,000 in fiscal year 2007 and $43,000 in fiscal 2006 as a result of a slight increase in capital purchases.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2007, the Company has no capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included no valuation allowance at June 30, 2007.

Contractual Obligations
A summary of contractual obligations of the Company as of June 30, 2007, is as follows:

	Payments due by period
		Less than	1 — 3	3 — 5	More than
Contractual Obligations	Total	1 year	Years	years	5 years
Operating Lease Obligations	$97,185	$88,512	$8,673	$—	—
Contractual Obligations	200,000	60,000	120,000	20,000	—

Total	$297,185	$148,512	$128,673	$20,000	—

Operating leases consist of telephone equipment, printers, and copiers leased from several vendors. Contractual obligations consist of agreements to fund educational programs. Other contractual obligations not included in this table consist of subadvisory contracts and agreements to waive or reduce advisory fees and/or pay expenses on several funds, which are renewed annually. Future obligations under these agreements are dependent upon future levels of fund assets.
The Company’s board of directors also approved a dividend of $.01 per share per month to stockholders beginning in June 2007. The monthly dividend is authorized through December 2007 and will be considered for continuation at that time by the board. The total amount of cash dividends to be paid to class A and class C shareholders from July 2007 to December 2007 will be approximately $942,000.
Liquidity and Capital Resources
At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $27.9 million and a current ratio (current assets divided by current liabilities) of 4.2 to 1. With approximately $14.9 million in cash and cash equivalents and $7.2 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $31.1 million, with cash, cash equivalents, and marketable securities comprising 55.4% of total assets. The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on March 1, 2008, and June 1, 2008, respectively. Management anticipates that the trustees of both USGIF and USGAF will renew the contracts. With respect to offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.
Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.
Critical Accounting Policies
The discussion and analysis of financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Management reviews these estimates on an on-going basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are described in more detail in Note 2 to the consolidated financial statements, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of security investments, income taxes and valuation of stock-based compensation.
Security Investments. The Company accounts for its investments in securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, the Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date.
Securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings.
Investments in debt securities or mortgage-backed securities that are purchased with the intent and ability to hold until maturity are classified as held-to-maturity and measured at amortized cost. The Company currently has no investments in debt securities or mortgage-backed securities.
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
Valuation of Investments. Securities traded on a securities exchange are valued at the last sale price. Securities for which over-the-counter market quotations are available, but for which there was no trade on or near the balance sheet date, are valued at the mean price between the last price bid and last price asked. Securities for which quotations are not readily available are valued at management’s estimate of fair value.
Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminated the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R required that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R established fair value as the measurement objective in accounting for share-based payment arrangements and required all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
On July 1, 2005, the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
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
EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which performance fees are recorded annually and is provided for by the contract terms. The Company recorded $8,994,074 in annual performance fees and $2,046,976 in advisory fees for the year ended June 30, 2007.
Related Party Transactions
The Company had $19.9 million and $12.6 million at fair value invested in USGIF, USGAF, and offshore funds the Company advises included in the balance sheet in cash and cash equivalents and trading securities at June 30, 2007, and 2006, respectively. The Company recorded $883,247 in dividend income and $170,388 in unrealized gains on its investments in the funds. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $1,690,321 and $1,353,454 for the years ended June 30, 2007 and 2006, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Global Gold and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund.
In August 2006, the Company began providing advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $222,981 for the year ended June 30, 2007. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund. In addition, the Company has an investment in the fund at June 30, 2007 with an estimated fair value of approximately $600,490.
The Company provides advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee and a quarterly performance fee, if any. The Company recorded fees totaling $140,717 and $212,828 for the years ended June 30, 2007 and 2006, respectively. Mr. Holmes is a director of U.S. Global Investors Balanced Natural Resources Fund Ltd. The Company also owns a position in the fund at June 30, 2007, with an estimated fair value of approximately $760,845.
The Company provides investment advisory services to Endeavour Mining Capital Corp., a Cayman corporation traded on the Toronto Stock Exchange. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded a total of $11,041,050 in advisory fees from Endeavour comprised of $8,994,074 in annual performance fees and $2,046,976 in monthly advisory fees for the year ended June 30, 2007. The Company recorded a total of $7,055,267 comprised of $6,611,582 in annual performance fees and $443,685 in monthly advisory fees for the year ended June 30, 2006. The performance fees for this advisory client are calculated and recorded only once a year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies. Mr. Holmes is Chairman of the Board of Directors of Endeavour Mining Capital Corp.
The Company owns a position in Charlemagne Capital Limited at June 30, 2007, with an estimated fair value of approximately $739,977, recorded as an available-for-sale security. Charlemagne Capital specializes in emerging markets and is the subadviser to the Eastern European Fund and Global Emerging Markets Fund, two series in USGAF.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, FAS No. 157 does not require any new fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that adopting SFAS No. 157 will have on its financial position and results of operation.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would recognize in its financial statements the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. FIN 48 will be effective for the fiscal years beginning after December 15, 2006. The provisions of FIN 48 are required to be applied to all tax positions in all open tax years. The Company is in the process of evaluating the impact, if any, of adoption on the Company’s financial position and results of operation.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be taken into consideration when quantifying misstatements in current-year financial statements. It requires quantification of misstatements using both the balance sheet and income statement approaches and evaluation of whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the guidance allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of income or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
The Company’s balance sheet includes assets whose fair value is subject to market risks. Due to the Company’s investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics.
The table below summarizes the Company’s equity price risks as of June 30, 2007, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

			Estimated Fair	Increase (Decrease)
			Value After	in Shareholders’
	Fair Value at	Hypothetical	Hypothetical Price	Equity, Net
	June 30, 2007 ($)	Percentage Change	Change ($)	of Tax ($)

Trading securities [1]	6,334,474	25% increase	7,918,093	1,045,188
		25% decrease	4,750,856	(1,045,188)

Available-for-sale [2]	856,573	25% increase	1,070,716	141,335
		25% decrease	642,430	(141,335)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of June 30, 2007, its system of internal control over financial reporting is properly designed and operating effectively to achieve the criteria of the “Internal Control — Integrated Framework.” BDO Seidman, LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has audited the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.

/s/ Frank E. Holmes	/s/ Catherine A. Rademacher

Frank E. Holmes Chief Executive Officer and Chief Investment Officer	Catherine A. Rademacher Chief Financial Officer
September 12, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited U.S. Global Investors, Inc. (the “Company”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balances sheets of U.S. Global Investors, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated September 12, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
September 12, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. as of June 30, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Global Investors, Inc. internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2007, expressed an unqualified opinion thereon.
As more fully described in Note 2 to the consolidated financial statements, effective July 1, 2005, U.S. Global Investors, Inc. adopted the provisions of SFAS 123(R), “Share-Based Payment.”

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
September 12, 2007

U.S. Global Investors, Inc.
Consolidated Balance Sheets

	June 30,
	2007	2006

Assets

Current Assets
Cash and cash equivalents	$14,854,420	$10,056,043
Trading securities, at fair value	6,334,474	4,659,824
Receivables
Advisory, net of allowance	14,654,536	11,290,240
Employees	4,638	7,669
Other	7,382	184,962
Prepaid expenses	767,779	580,813
Total Current Assets	36,623,229	26,779,551

Net Property and Equipment	2,260,288	2,122,889

Other Assets
Long-term deferred tax asset	53,023	62,211
Investment securities available-for-sale, at fair value	856,573	82,202

Total Other Assets	909,596	144,413

Total Assets	$39,793,113	$29,046,853

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$272,564	$343,364
Accrued compensation and related costs	3,356,488	2,961,836
Deferred tax liability	338,511	178,707
Other accrued expenses	4,730,348	5,019,735

Total Current Liabilities	8,697,911	8,503,642

Total Liabilities	8,697,911	8,503,642

Commitments and contingencies (refer to Notes 8 and 16)
Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized 28,000,000 shares; issued, 13,620,625 and 12,805,948 shares at June 30, 2007, and 2006, respectively	340,516	320,149
Common stock (class B) — $0.025 par value; nonvoting; authorized 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $0.025 par value; voting; convertible to class A; authorized 3,500,000 shares; issued, 2,290,923 shares and 2,993,600 shares at June 30, 2007, and 2006, respectively	57,273	74,840
Additional paid-in capital	13,352,728	11,754,779
Treasury stock, class A shares at cost; 672,867 and 654,114 shares at June 30, 2007, and 2006, respectively	(1,640,792)	(830,330)
Accumulated other comprehensive income (loss), net of tax	(5,589)	24,259
Retained earnings	18,991,066	9,199,514

Total Shareholders’ Equity	31,095,202	20,543,211

Total Liabilities and Shareholders’ Equity	$39,793,113	$29,046,853

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended June 30,
	2007	2006	2005

Revenue
Investment advisory fees	$49,516,874	$37,143,150	$14,006,508
Transfer agent fees	7,537,110	5,332,066	3,187,487
Investment income (loss)	1,356,840	2,203,393	(351,248)
Other	192,813	174,979	138,592

	58,603,637	44,853,588	16,981,339

Expenses
Employee compensation and benefits	12,560,108	10,359,365	5,891,162
General and administrative	7,481,344	5,460,442	3,821,210
Subadvisory fees	8,935,075	7,618,466	2,719,603
Omnibus fees	7,528,302	4,882,144	1,833,096
Advertising	508,992	513,076	369,927
Depreciation	244,068	152,755	109,899

	37,257,889	28,986,248	14,744,897

Income Before Income Taxes	21,345,748	15,867,340	2,236,442

Provision for Federal Income Taxes
Tax expense	7,586,499	5,431,978	789,971

Net Income	13,759,249	10,435,362	1,446,471

Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	269,296	(2,473)	(142,745)
Less: reclassification adjustment for gains included in net income	(299,144)	(363,596)	—

Comprehensive Income	$13,729,401	$10,069,293	$1,303,726

Basic Net Income per Share	$0.91	$0.69	$0.10

Diluted Net Income per Share	$0.90	$0.69	$0.10

Basic weighted average number of common shares outstanding	15,162,492	15,031,578	14,959,996
Diluted weighted average number of common shares outstanding	15,241,534	15,146,230	15,128,538
The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common	Common	Additional	Retained		Other
	Stock	Stock	Paid-in	Earnings	Treasury	Comprehensive
	(class A)	(class C)	Capital	(Deficit)	Stock	Income (Loss)	Total
Balance at June 30, 2004 (12,623,948 shares of class A; 2,993,600 shares of class C)	$315,599	$74,840	$10,910,053	$(2,682,319)	$(665,901)	$533,074	$8,485,346
Purchase of 5,960 shares of Common Stock (class A)	—	—	—	—	(13,968)	—	(13,968)
Reissuance of 30,980 shares of Common Stock (class A)	—	—	33,959	—	29,277	—	63,236
Exercise of 9,000 options for Common Stock (class A)	225	—	14,524	—	—	—	14,749
Recognition of current year portion of deferred compensation	—	—	50,000	—	—	—	50,000
Unrealized gain on securities available-for-sale (net of tax)	—	—	—	—	—	(142,746)	(142,746)

Net Income	—	—	—	1,446,471	—	—	1,446,471

Balance at June 30, 2005 (12,632,948 shares of class A; 2,993,600 shares of class C)	315,824	74,840	11,008,536	(1,235,848)	(650,592)	390,328	9,903,088

Purchase of 34,100 shares of Common Stock (class A)	—	—	—	—	(215,196)	—	(215,196)
Reissuance of 33,962 shares of Common Stock (class A)	—	—	109,325	—	35,458	—	144,783
Exercise of 173,000 options for Common Stock (class A)	4,325	—	560,333	—	—	—	564,658
Recognition of current year portion of deferred compensation	—	—	50,000	—	—	—	50,000
FAS 123R compensation expense	—	—	26,585	—	—	—	26,585
Unrealized gain (loss) on securities available-for-sale (net of tax)	—	—	—	—	—	(366,069)	(366,069)

Net Income	—	—	—	10,435,362	—	—	10,435,362

Balance at June 30, 2006 (12,805,948 shares of class A; 2,993,600 shares of class C)	320,149	74,840	11,754,779	9,199,514	(830,330)	24,259	20,543,211
Purchase of 29,634 shares of Common Stock (class A)	—	—	—	—	(836,710)	—	(836,710)
Reissuance of 10,881 shares of Common Stock (class A)	—	—	177,433	—	26,248	—	203,681
Exercise of 112,000 options for Common Stock (class A)	2,800	—	961,792	—	—	—	964,592
Conversion of 702,677 shares of class C common stock for class A common stock	17,567	(17,567)	—	—	—	—	—
Recognition of current year portion of deferred compensation	—	—	413,479	—	—	—	413,479
Dividends paid	—	—	—	(3,967,697)	—	—	(3,967,697)
FAS 123R compensation expense	—	—	45,245	—	—	—	45,245
Unrealized gain (loss) on securities available-for-sale and reclassification (net of tax)	—	—	—	—	—	(29,848)	(29,848)

Net Income	—	—	—	13,759,249	—	—	13,759,249

Balance at June 30, 2007 (13,620,625 shares of class A; 2,290,923 shares of class C)	$340,516	$57,273	$13,352,728	$18,991,066	$(1,640,792)	$(5,589)	$31,095,202

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2007	2006	2005
Cash Flow from Operating Activities
Net income	$13,759,249	$10,435,362	$1,446,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	244,068	152,755	109,899
Net recognized loss (gain) on securities	(736,860)	(827,718)	184,253
Provision for deferred taxes	184,481	551,815	49,624
Deferred compensation	50,000	50,000	50,000
Benefits from tax deduction in excess of stock-based compensation expense	(1,208,822)	(404,817)	—
SFAS 123R compensation expense	45,245	26,585	—
Provision for losses on accounts receivable	—	(8,988)	26,488
Loss on disposal of equipment	—	3,494	889
Changes in assets and liabilities, impacting cash from Operations:
Accounts receivable	(3,183,685)	(9,154,571)	(867,701)
Prepaid expenses and other	(186,966)	(129,850)	(143,552)
Trading securities	(1,392,177)	(1,741,825)	(1,018,428)
Accounts payable and accrued expenses	1,243,288	6,530,325	1,148,177

Total adjustments	(4,941,428)	(4,952,795)	(460,351)

Net cash provided by operations	8,817,821	5,482,567	986,120

Cash Flow from Investing Activities
Purchase of property and equipment	(381,467)	(510,804)	(67,634)
Purchase of available-for-sale securities	(2,072,531)	(8,420)	—
Proceeds on sale of available-for-sale securities	1,707,211	784,277	—

Net cash (used in) provided by investing activities	(746,787)	265,053	(67,634)

Cash Flow from Financing Activities
Benefits from tax deduction in excess of stock-based compensation expense	1,208,822	404,817	—
Proceeds from issuance or exercise of stock, warrants, and options	322,928	304,624	77,984
Purchase of treasury stock	(836,710)	(215,196)	(13,968)
Dividends paid	(3,967,697)	—	—

Net cash (used in) provided by financing activities	(3,272,657)	494,245	64,016

Net Increase in Cash and Cash Equivalents	4,798,377	6,241,865	982,502
Beginning Cash and Cash Equivalents	10,056,043	3,814,178	2,831,676

Ending Cash and Cash Equivalents	$14,854,420	$10,056,043	$3,814,178

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$425	$—	$81

Cash paid for income taxes	$7,062,000	$1,753,000	$645,251
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
Note 1. Organization
U.S. Global serves as investment adviser and transfer agent to USGIF and USGAF, both Massachusetts business trusts that are no-load, open-end investment companies offering shares in numerous mutual funds to the investing public. The Company also provides transfer agency functions to USGIF and USGAF. For these services, the Company receives fees from USGIF and USGAF.
U.S. Global formed the following companies to provide supplementary services to USGIF and USGAF: United Shareholder Services, Inc. (“USSI”), A&B Mailers, Inc. (“A&B”), and U.S. Global Brokerage, Inc. (“USGB”).
The Company formed two subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Guernsey) Limited (USGG), which was incorporated in Guernsey on August 20, 1993, and U.S. Global Investors (Bermuda) Limited (USBERM) which was incorporated in Bermuda on June 15, 2005.
The Company also provides advisory services to various offshore clients.
Note 2. Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, A&B, USGG, USBERM, and USGB.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.
Share and per share data presented for all periods reflect the effect of the two-for-one stock split which was effective March 29, 2007, unless otherwise indicated.
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
Advisory Receivables. Advisory receivables consist primarily of monthly investment advisory and transfer agent fees owed to the Company by USGIF and USGAF as well as receivables related to offshore investment advisory fees. In addition, mutual fund receivables include amounts reimbursed to the Company for certain advertising and distribution expenses incurred on behalf of USGAF in accordance with Rule 12b-1of the Investment Company Act of 1940.
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
Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminated the alternative to use the intrinsic value method of accounting provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R required that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R established fair value as the measurement objective in accounting for share-based payment arrangements and required all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
On July 1, 2005, the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company records compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
Had the Company adopted SFAS No. 123R for the 2005 fiscal year, net income reported of $1,446,471 would have decreased to $1,443,254, with the difference attributable to the difference between $33,000 stock-based employee compensation expense included in reported net income (net of tax) and $36,217 stock-based employee compensation expense under the fair value method (net of tax). Basic and diluted earnings per share of $0.10 would not have changed.
For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option-pricing model. During fiscal 2007, options for 23,000 shares were granted with a fair value, net of tax, of $320,753. During fiscal 2006, an option for 10,000 shares was granted with a fair value, net of tax, of $43,400. During fiscal year 2005, options for 40,000 shares were granted with a fair value, net of tax, of $30,750.
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
EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which performance fees are recorded annually based on the contract terms. The Company recorded $8,994,074 in annual performance fees and $2,046,976 in advisory fees related to the EMCC contract for the year ended June 30, 2007. The Company recorded $6,611,582 in annual performance fees and $443,685 in advisory fees related to the EMCC contract for fiscal year 2006.
Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.
Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. At June 30, 2007, 2006, and 2005, the Company had capitalized sales materials of approximately $31,000, $59,000, and $48,000, respectively. Net advertising expenditures were approximately $509,000, $513,000, and $370,000 during fiscal 2007, 2006, and 2005, respectively.
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
Fair Value of Financial Instruments. The financial instruments of the Company are reported on the consolidated balance sheet at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments.
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Earnings Per Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. Per share amounts for fiscal 2006 and 2005 have been restated to reflect the Company’s two-for-one stock split effective March 29, 2007.
Note 3. Investments
As of June 30, 2007, the Company held investments with a market value of $7.2 million and a cost basis of $6.9 million. The market value of these investments is approximately 18 percent of the Company’s total assets.
The following table summarizes investment activity over the last three fiscal years:

	Year Ended June 30,
	2007	2006	2005
Realized gains (losses) on sale of trading securities	$282,473	$305,469	$(78,253)
Trading securities, at cost	5,990,256	4,011,961	3,040,700
Trading securities, at fair value [1]	6,334,474	4,659,824	2,612,529
Net change in unrealized gains (losses) on trading securities (included in earnings) [2]	(303,645)	1,076,034	(243,355)
Available-for-sale securities, at cost	865,152	45,444	299,055
Available-for-sale securities, at fair value [1]	856,573	82,202	890,461
Gross realized gains on sale of available-for-sale securities	455,990	582,475	—
Gross realized losses on sale of available-for-sale securities	(1,603)	(31,572)	—
Gross unrealized losses recorded in shareholders’ equity	(79,731)	(3,137)	(76,746)
Gross unrealized gains recorded in shareholders’ equity	71,151	39,896	668,152
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	—	(28,655)	(106,000)

[1]	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.

[2]	Total gross unrealized gains and losses on trading securities recorded in fiscal 2007 are comprised primarily of the unrealized gains and losses on seven securities, which make up $197,172 of the $303,645, or 65%, of the gross unrealized losses recorded.
The following table summarizes equity investments that are in an unrealized loss position at each balance sheet date, categorized by how long they have been in a continuous loss position. These investments do not include trading securities or those available-for-sale securities with declines in value deemed other than temporary as their unrealized losses are recognized in earnings.

	Less Than 12 Months		12 Months or Greater		Total
Fiscal Year	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2007	$739,977	$79,731	$0	$0	$739,977	$79,731
2006	$7,614	$3,137	$0	$0	$7,614	$3,137
The aggregate gross unrealized loss of $79,731 and $3,137 at June 30, 2007, and 2006, respectively, was primarily related to one investment in a company that specializes in emerging markets. There are many risks associated with an investment of this type including general market risk and emerging markets risk. Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.
Note 4. Investment Management, Transfer Agent, and Other Fees
The Company serves as investment adviser to USGIF and USGAF and receives a fee based on a specified percentage of net assets under management. Three of the four funds within USGAF are sub-advised by third-party managers, who are in turn compensated out of the investment advisory fees received by the Company. The Company also serves as transfer agent to USGIF and USGAF and receives fees based on the number of shareholder accounts as well as transaction- and activity-based fees. Additionally, the Company provides in-house legal services to USGIF and USGAF for which it is reimbursed and receives certain miscellaneous fees directly from USGAF and USGIF shareholders. Fees for providing investment management and transfer agent services to USGIF and USGAF continue to be the Company’s primary revenue source.
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several USGIF funds and one USGAF fund through November 1, 2007, and February 28, 2008, respectively, or such later date as the Company determines in order to maintain competitive yields and to allow assets to grow. The aggregate fees waived and expenses borne by the Company were $1,178,000, $1,181,000, and $1,332,000, in 2007, 2006, and 2005, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on March 1, 2008, and June 1, 2008, respectively. Management anticipates the boards of both USGIF and USGAF will renew the contracts.
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
Note 5. Property and Equipment
Property and equipment are composed of the following:

	June 30,
	2007	2006
Building and land	$2,574,530	$2,523,623
Furniture, equipment, and other	1,831,531	1,678,790

	4,406,061	4,202,413
Accumulated depreciation	(2,145,773)	(2,079,524)

Net property and equipment	$2,260,288	$2,122,889

     Note 6. Other Accrued Expenses
Other accrued expenses consist of the following:

	June 30,
	2007	2006
Taxes payable	$2,188,521	$2,907,266
Omnibus fees	1,054,870	981,524
Subadvisory fees	695,509	642,644
Vendors payable	506,473	286,168
Legal, professional, and consulting fees	277,398	176,619
Other	7,577	25,514

Total other accrued expenses	$4,730,348	$5,019,735

     Note 7. Borrowings
As of June 30, 2007, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement was renewed effective April 25, 2007, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The covenants include (1) liquidity of $1 million or more in cash, cash equivalents and marketable equity securities, and (2) a debt to equity ratio of .75 or less. The amended credit agreement will expire on February 1, 2008, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2007, the credit facility remains unutilized by the Company.
     Note 8. Lease Commitments
The Company has operating leases for computers and equipment that expire from fiscal years 2008 through 2009. Lease expenses totaled $249,233, $416,491, and $360,778 in fiscal years 2007, 2006, and 2005, respectively. Future minimum lease payments required under these leases are as follows:

Fiscal Year	Amount
2008	$88,512
2009	8,673

Total	$97,185

     Note 9. Benefit Plans
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100% of participants’ contributions up to the first 3% of compensation, and 50% of the next 2% of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $148,165, $73,166, and $55,018 for fiscal years 2007, 2006, and 2005, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company made profit sharing contributions of $369,000, $220,000, and $0 for fiscal years 2007, 2006 and 2005, respectively.
The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which a majority of employees have accepted. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for the education of their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $72,923, $61,061, and $54,616 in fiscal years 2007, 2006, and 2005, respectively.
The Company has a program whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2007, 2006, and 2005, employees purchased 8,981, 6,441 and 7,564 shares of treasury stock from the Company, respectively. Beginning in January 2007, the Company has issued treasury shares to each of its independent directors on a quarterly basis.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2007.
     Note 10. Shareholders’ Equity
On February 21, 2007, the Company’s shareholders approved the first of two proposed amendments to the Company’s Articles of Incorporation. The first amendment approved an increase in authorized shares that enabled the Company to effectuate a two-for-one stock split of the Company’s outstanding stock. Shareholders of record as of March 19, 2007, received one additional share of class A common stock, par value $0.025 per share, for every outstanding share of class A common stock and one additional share of class C common stock, par value $0.025 per share, for every outstanding share of class C common stock. The amendment provided that the Company issue no fractional shares of common stock and all shares were rounded up or down to the nearest whole number of shares. Accordingly, all per-share and share data in the accompanying consolidated financial statements and in these accompanying notes has been adjusted to give retroactive effect to this stock split.
On February 22, 2007, shareholders approved the second of two proposed amendments, which modified the relative dividend and liquidation preference rights of the different classes of common stock and permits conversion of class C common stock to class A common stock. As a result of approval of both proposals, shareholders of record on March 19, 2007, received a special cash dividend of $0.25 per share based on the number of post-split shares held. Both the split and the dividend were distributed on March 29, 2007. The Company believes there was no significant differential in the value of either class of common stock as a result of the amendments. Therefore, no modification to the fair value of either class of stock was warranted.
In addition to the $0.25 per share dividend paid on March 29, 2007, the board authorized a dividend of $0.01 per share per month beginning in June 2007. The monthly dividend is authorized through December 2007 and will be considered for continuation at that time by the board. Prior to that, the Company had not paid cash dividends on its class C common stock during the previous twenty-two fiscal years and had never paid cash dividends on its class A common stock. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s board of directors.
During fiscal year 1999, the board of directors of the Company approved the issuance of 2,000,000 (post-split) shares of class C common stock to Frank Holmes in exchange for services and cancellation of the option to purchase 800,000 (post-split) shares of class C common stock held by Mr. Holmes and the cancellation of warrants to purchase 1,172,244 (post-split) shares of class C common stock held by Mr. Holmes and F.E. Holmes Organization, Inc. The 2,000,000 shares vest over a ten-year period beginning July 1, 1998, and will vest fully on June 30, 2008, or in the event of Mr. Holmes’ death, and were valued at $0.50 (pre-split) per share for compensation expense purposes. The agreement was executed on August 10, 1999. For tax return purposes, the 200,000 shares that vested on June 30, 2007, were valued at $5.21 per share, which incorporated factors including the ability to to convert to class A shares (under the 2007 amendment to the Company’s Articles of Incorporation), the loss of voting rights if converted to class A, and holding period and liquidity restrictions.

The Statement of Cash Flows includes a benefit in fiscal 2007 from the tax deduction in excess of stock-based compensation expense of $1,208,822. Of this total benefit, $363,479 related to the value of these 200,000 shares that vested during fiscal 2007, and the remaining $845,343 was attributable to the tax-effected difference between the market value of the shares acquired upon exercise of non-qualified stock options in fiscal 2007 and the strike price.
During the fiscal years ended June 30, 2007, 2006, and 2005 the Company purchased 29,634, 34,100, and 5,960 shares, respectively, of its class A common stock at an average price of $28.23, $6.31, and $2.34, per share, respectively.
During the year ended June 30, 2007, the Company granted 1,000 shares of class A common stock to certain employees at a weighted average fair value on grant date of $19.48. During the year ended June 30, 2006, the Company granted 8,200 shares of class A common stock to employees at a weighted average fair value on grant date of $6.09. During the year ended June 30, 2005, the Company granted no shares of class A common stock to employees.
In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Since adoption of the 1989 Plan, options have been granted at prices ranging from $0.75 to $2.84 per share, which equaled or exceeded the fair market value at date of grant. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. In October 2004, options for 40,000 shares were granted at an exercise price of $1.65 per share and vesting of 50 percent on the first and second anniversary dates. In February 2006, an option for 10,000 shares was granted at an exercise price of $7.69 per share and vesting of 50 percent on the first and second anniversary dates. During the fiscal year ended June 30, 2007, three options for a total of 23,000 shares were granted with 50 percent vesting on the first and second anniversary dates. Options issued under the 1989 Plan and the 1997 Plan expire ten years after issuance. It is the Company’s policy to issue class A common stock upon exercise of stock options.
In connection with the two-for-one split on March 29, 2007, the board of directors authorized an adjustment to outstanding options so that a proportionate number of shares underlying each option was maintained. Option information disclosed herein has been adjusted to give retroactive effect to the stock split.
The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for options granted in fiscal 2007, 2006, and 2005, respectively: expected volatility factors based on historical volatility of 80.0%, 84.0%, and 57.4%, risk-free interest rates of 4.6%, 4.6% and 4.2%, and an expected life of 10, 10 and 10 years. During fiscal 2007, options for 23,000 shares were granted with a fair value, net of tax, of $320,753. During fiscal 2006, an option for 10,000 shares was granted with a fair value, net of tax, of $43,400. In fiscal 2005, options for 40,000 shares were granted with a fair value, net of tax, of $30,750.

Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (net
	Shares	Price ($)	Life in Yrs	of tax)
Outstanding June 30, 2004	302,000	.97
Granted	40,000	1.65
Canceled	4,000	1.04
Exercised	9,000	.82

Outstanding June 30, 2005	329,000	1.06
Granted	10,000	7.69
Canceled	20,000	1.00
Exercised	173,000	1.10

Outstanding June 30, 2006	146,000	1.47
Granted	23,000	24.74
Canceled	—	—
Exercised	112,000	1.06

Outstanding June 30, 2007	57,000	11.65	6.56	$364,325

As of June 30, 2007, 2006, and 2005 exercisable employee stock options totaled 29,000, 116,000, and 289,000 shares and had weighted average exercise prices of $1.95, $.90, and $.98 per share, respectively.
Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2007, were as follows:

	Options Outstanding				Options Exercisable
				Weighted		Weighted
	Date of		Remaining	Average		Average
	Option	Number	Life in	Exercise	Number	Option
	Grant	Outstanding	Years	Price ($)	Exercisable	Price ($)
1997 Plan Class A	12/03/99	24,000	2.42	.75	24,000	.75
	2/24/06	10,000	8.65	7.69	5,000	7.69
	6/20/07	23,000	9.97	24.74	—	24.74

		57,000	6.56	11.65	29,000	1.95

     Note 11. Income Taxes
The current deferred tax liability primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized gains on trading securities. The long-term deferred tax liability is composed primarily of unrealized gains on available-for-sale securities.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at June 30, 2007, 2006, or 2005, respectively.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year Ended June 30,
	2007	% of Pretax	2006	% of Pretax	2005	% of Pretax
Tax expense at statutory rate	$7,439,441	34.9%	$5,479,589	34.5%	$760,390	34.0%
Change in valuation allowance	—	—	—	—	(34,472)	(1.5%)
Other	147,058	0.7%	(47,611)	(0.3)%	64,053	2.9%

	$7,586,499	35.5%	$5,431,978	34.2%	$789,971	35.3%

Components of total tax expense are as follows:

	Year Ended June 30,
	2007	2006	2005
Current tax expense	$7,386,637	$4,875,027	$740,347
Deferred tax expense	199,862	556,951	49,624

Total tax expense	$7,586,499	$5,431,978	$789,971

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred total assets and liabilities using the effective statutory tax rate (34.9% for 2007 and 34% for 2006) are as follows:

	Year Ended June 30,
	2007	2006
Book/tax differences in the balance sheet
Trading securities	$(119,967)	$(220,273)
Prepaid expenses	(236,289)	(167,574)
Accumulated depreciation	(37,599)	(22,531)
Accrued expenses	17,744	209,141
FAS 123R compensation expense	15,769	12,136
Available-for-sale securities	74,854	58,021

	(285,488)	(131,080)
Tax carryovers
Capital loss carryover	—	14,584

	—	14,584

Total gross deferred tax liability	(285,488)	(116,496)
Valuation allowance	—	—

Net deferred tax liability	$(285,488)	$(116,496)

     Note 12. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2007	2006	2005
Basic and diluted net income	$13,759,249	$10,435,362	$1,446,471
Weighted average number of outstanding shares
Basic	15,162,492	15,031,578	14,959,996
Effect of dilutive securities
Employee stock options	79,042	114,652	168,542

Diluted	15,241,534	15,146,230	15,128,538

Earnings per share
Basic	$.91	$.69	$.10

Diluted	$.90	$.69	$.10

Share information has been restated for all periods presented in the table to reflect the two-for-one stock split effectuated on March 29, 2007. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2007, 2006, and 2005, employee stock options for 23,000, 10,000, and 0 shares, respectively, were excluded from diluted EPS. The Company repurchased 29,634 shares of its class A common stock from employees during fiscal 2007. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
     Note 13. Comprehensive Income
The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
June 30, 2005
Change in unrealized gains on available-for-sale securities	$(216,280)	$73,535	$(142,745)

Other comprehensive income	$(216,280)	$73,535	$(142,745)

June 30, 2006
Change in unrealized losses on available-for-sale securities	$(3,746)	$1,273	$(2,473)
Less: reclassification adjustment for gains included in net income	(550,903)	187,307	(363,596)

Other comprehensive income	$(554,649)	$188,580	$(366,069)

June 30, 2007
Change in unrealized losses on available-for-sale securities	$409,050	$(139,754)	$269,296
Less: reclassification adjustment for gains included in net income	(454,388)	155,244	(299,144)

Other comprehensive income	$(45,338)	$15,490	$(29,848)

     Note 14. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Year ended June 30, 2005
Net revenues (loss)	$17,408,377	$(427,038)	$16,981,339

Net income (loss) before income taxes	2,691,479	(455,037)	2,236,442

Depreciation	109,899	—	109,899

Interest expense	81	—	81

Capital expenditures	67,634	—	67,634

Year ended June 30, 2006
Net revenues	$42,959,530	$1,894,058	$44,853,588

Net income before income taxes	13,997,166	1,870,174	15,867,340

Depreciation	152,755	—	152,755

Interest expense	—	—	—

Capital expenditures	510,804	—	510,804

Gross identifiable assets at June 30, 2006	24,220,565	4,764,077	28,984,642
Deferred tax asset			62,211

Consolidated total assets at June 30, 2006			29,046,853

Year ended June 30, 2007
Net revenues	$58,162,933	$440,704	$58,603,637

Net income before income taxes	20,919,336	426,412	21,345,748

Depreciation	244,068	—	244,068

Interest expense	425	—	425

Capital expenditures	381,467	—	381,467

Gross identifiable assets at June 30, 2007	32,826,085	7,252,516	40,078,601
Deferred tax liability			(285,488)

Consolidated total assets at June 30, 2007			39,793,113

     Note 15. Related Party Transactions
The Company had $19.9 million and $12.6 million at fair value invested in USGIF, USGAF, and offshore funds the Company advises included in the balance sheet in cash and cash equivalents and trading securities at June 30, 2007, and 2006, respectively. The Company recorded $883,247 in dividend income and $170,388 in unrealized gains on its investments in the funds. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $1,690,321 and $1,353,454 for the years ended June 30, 2007 and 2006, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Global Gold and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund.
In August 2006, the Company began providing advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $222,981 for the year ended June 30, 2007. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund. In addition, the Company has an investment in the fund at June 30, 2007 with an estimated fair value of approximately $600,490.
The Company provides advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee and a quarterly performance fee, if any. The Company recorded fees totaling $140,717 and $212,828 for the years ended June 30, 2007, and 2006, respectively. Mr. Holmes is a director of U.S. Global Investors Balanced Natural Resources Fund Ltd. The Company also owns a position in the fund at June 30, 2007, with an estimated fair value of approximately $760,845.
The Company provides investment advisory services to Endeavour Mining Capital Corp., a Cayman corporation traded on the Toronto Stock Exchange. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded a total of $11,041,050 in advisory fees from Endeavour comprised of $8,994,074 in annual performance fees and $2,046,976 in monthly advisory fees for the year ended June 30, 2007. The Company recorded a total of $7,055,267 comprised of $6,611,582 in annual performance fees and $443,685 in monthly advisory fees for the year ended June 30, 2006. The performance fees for this advisory client are calculated and recorded only once a year based on the contract terms in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies. Mr. Holmes is Chairman of the Board of Directors of Endeavour Mining Capital Corp.
The Company owns a position in Charlemagne Capital Limited at June 30, 2007, with an estimated fair value of approximately $739,977, recorded as an available-for-sale security. Charlemagne Capital specializes in emerging markets and is the subadviser to the Eastern European Fund and Global Emerging Markets Fund, two series in USGAF.
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
The Company has certain contractual obligations which consist of agreements to contribute to various educational programs. These obligations total approximately $200,000 for fiscal years 2008 through 2012.

Note 17. Selected Quarterly Financial Data (Unaudited)
Note that some rows may not add to the correct annual total due to rounding.

Fiscal 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$11,908	$12,418	$12,444	$21,833
Expenses	8,195	8,651	8,707	11,705
Income Before Income Taxes	3,712	3,767	3,738	10,128
Net Income	2,480	2,461	2,412	6,406
Earnings per Share:
Basic	$0.16	$0.16	$0.16	$0.42
Diluted	$0.16	$0.16	$0.16	$0.42

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$6,575	$7,761	$11,557	$18,961
Expenses	4,859	6,048	7,459	10,620
Income Before Income Taxes	1,716	1,713	4,098	8,341
Net Income	1,095	1,168	2,550	5,622
Earnings per Share:
Basic	$0.07	$0.08	$0.17	$0.37
Diluted	$0.07	$0.08	$0.17	$0.37

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$2,962	$4,106	$4,884	$5,029
Expenses	2,631	3,495	4,154	4,465
Income (Loss) Before Income Taxes	331	611	730	564
Net Income	240	407	449	350
Earnings per Share:
Basic	$0.02	$0.03	$0.03	$0.02
Diluted	$0.02	$0.03	$0.03	$0.02
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, was conducted under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based on that evaluation the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
     Internal Control over Financial Reporting.
(a)	Management’s Annual Report on Internal Control Over Financial Reporting
The management report on U.S. Global Investors, Inc.’s internal control over financial reporting required by Item 9A appears in Item 8 on page 23 of this report, and is incorporated herein by reference.
(b)	Attestation Report of the Independent Registered Public Accounting Firm.
The report of BDO Seidman, LLP on our management’s assessment of U.S. Global Investors, Inc.’s internal control over financial reporting appears in Item 8 on page 24 of this report, and is incorporated herein by reference.
(c)	Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

     Part III of Annual Report on Form 10-K
Item 10. Directors, Executive Officers, and Corporate Governance
     The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E. Holmes	52	Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has also served as Director of 71316 Ontario, Inc. since April 1987. Director, President, and Secretary of F.E. Holmes Organization, Inc. since July 1978. Mr. Holmes served as Director of Franc-Or Resources Corporation from June 2000 to November 2003, Chairman and Director of Fortress IT Corp (formerly Consolidated Fortress) from November 2000 to November 2003, and Director of Broadband Collaborative Solutions from May 2000 to June 2002.

Jerold H. Rubinstein	69	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Board member and Chairman of the Audit Committee of CKR since June 2006. Chief Executive Officer and founder of Music Imaging & Media, Inc. from July 2002 to present.

Roy D. Terracina	61	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., an investment company, since January 1994.

Thomas F. Lydon, Jr.	47	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Member of the Advisory Board of Rydex Series Trust since January 1999. Fund Relations Chair for SAAFTI since 1994.

Susan B. McGee	48	President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	47	Chief Financial Officer of the Company since August 2004. Controller of the Company from April 2004 until August 2004. Associate with Resources Connection from July 2003 to February 2004. Recruiting Manager with Robert Half International from November 2002 to June 2003. Controller of Luby’s, Inc. from June 2000 to October 2002.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2007, all Section 16(a) filing requirements applicable to its directors, officers and more than 10% beneficial owners were met.

Item 11. Executive Compensation
Compensation Discussion and Analysis
     Overview
The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO and our other most highly compensated executive officer of the Company (“named executive officers”), as well as our directors in fiscal 2007. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.
We place great significance on our values of performance, teamwork, initiative, responsiveness, focused work ethic and intellectual curiosity. We believe that adherence to these core values will contribute to the long-term success of the Company and our shareholders.
We compete for talent with a large number of investment management and financial services companies, many of which have significantly larger market capitalization than we do. Our relatively small size within the industry, geographic location and lean executive management team provides unique challenges.
     Setting Executive Compensation
The Compensation Committee of our board of directors is responsible for reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer and Chief Investment Officer (“CEO”), Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The board appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the committee. There are no compensation committee interlocks to report. The Compensation Committee has a charter that is available for review on our website at http://www.us-global.com.
The individuals listed below are the chief executive officer and chief financial officer, plus our other most highly compensated executive officer (“named executive officers”) in fiscal 2007.

Name	Title
Frank E. Holmes	Chief Executive Officer and Chief Investment Officer
Catherine A. Rademacher	Chief Financial Officer
Susan B. McGee	President and General Counsel
In establishing total annual compensation for Mr. Holmes, the Compensation Committee considers a number of factors. For assistance in determining the appropriate factors to consider, the Compensation Committee consulted in 2005 with Moss Adams LLP, an executive compensation consulting firm. Importantly, the Committee considers the various functions Mr. Holmes assumes, including the dual role of chief executive officer and chief investment officer. In addition, the committee considers various measures of company performance, including profitability and total shareholder return. The committee also reviews Mr. Holmes’ performance in managing our securities portfolio, in overseeing the management of our client portfolios and the results of our operational earnings.
In addition to his base salary, Mr. Holmes receives a bonus based on operational earnings, which are substantially derived from assets under management, in the amount of 10% of our operational earnings, if any, and capped at $500,000, as computed for financial reporting purposes in accordance with U.S. generally accepted accounting principles (before consideration of this fee).

Mr. Holmes also receives a bonus when our investment team meets their goal of being in the top half of their peer group. The bonus is based on fund performance bonuses paid to the investment team and is in recognition of Mr. Holmes’ creation and oversight of the investment processes and strategy.
In addition, Mr. Holmes receives 10% of offshore fund performance fees in recognition of attracting and managing offshore client accounts, and 10% of realized gains on investments, offset by realized losses and other-than-temporary write-downs, in recognition of his expertise in managing the investments of the company.
The committee has delegated to Mr. Holmes the responsibility for reviewing the performance of, and recommending the compensation levels for, our other named executive officers. The committee does not use rigid formulas with respect to the compensation of named executive officers. Mr. Holmes makes a recommendation based on the achievement of qualitative goals that apply to all employees, quantitative goals that apply to an executive officer’s specific job responsibilities, and other accomplishments, such as expansion in functional responsibility. In forming his recommendations, Mr. Holmes also considers the responsibilities and workload of the executive officer; the explicit and tacit knowledge required to perform these responsibilities, including any professional designations; the profitability of the company; and the cost of living in San Antonio, Texas.
     Objectives
     Our executive compensation programs are designed to:
•	attract and retain key executives,

•	align executive performance with our long-term interests and those of our shareholders, and

•	link executive pay with performance.
     Elements of Executive Compensation
The committee reviews and approves all components of executive officer compensation. The principal elements of executive compensation are:
•	base salary,

•	performance-based cash and stock bonuses,

•	long-term incentive awards, and

•	other compensation and benefits.
     Base Salary
Base salaries for named executive officers are reviewed annually by the Compensation Committee. Generally, the salaries of named executive officers are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal 2007 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to named executive officers during the fiscal year are shown in the Summary Compensation Table.
     Performance-Based Cash and Stock Bonuses
Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee’s annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements. Discretionary cash or stock bonuses are awarded from time to time for such things as completion of critical projects or outstanding performance. During fiscal 2007, stock bonuses totaling $34,285 were awarded to named executive officers, of which $22,600 was distributed in fiscal 2008.
Mr. Holmes considers a matrix of factors in reviewing the performance of, and compensation for, the chief financial officer, Catherine Rademacher. Mr. Holmes considers such thing as responsibilities, productivity, results of the Company’s Balanced Scorecard, hours of work, profitability of the company, timely and accurate financial regulatory filings, unqualified Sarbanes-Oxley and audit results, and the cost of living in San Antonio. In addition to her base salary, Ms. Rademacher is generally paid discretionary bonuses upon timely and accurate completion of the annual Sarbanes-Oxley audit, the annual financial audit and the Form 10-K filing.
In reviewing the performance of, and compensation for the president and general counsel, Susan McGee, Mr. Holmes considers a matrix of factors including responsibilities, productivity, hours of work, profitability of the company, timely and accurate regulatory filings, completion of regulatory examinations, and the cost of living in San Antonio. In addition to her base salary, Ms. McGee, is paid a monthly bonus based on new assets flowing through institutional accounts in recognition of her leadership and strategic guidance of the institutional sales department. Along with other senior management in the marketing department, Ms. McGee receives a monthly bonus for new accounts and for her key role in supervisory responsibilities. Occasionally, Ms. McGee receives discretionary bonuses for special projects such as completion of regulatory exams or managing significant new business relationships.
     Long-Term Incentive Awards
Long-term incentive awards include stock options and restricted shares. We have utilized option grants to induce qualified individuals to join us, thereby providing the individual with an opportunity to benefit if we have significant growth. Similarly, options have been utilized to reward existing employees, including named executive officers, for long and faithful service and to encourage them to stay with us. The Compensation Committee administers the stock option plans. Although the Company has no written policy for allocating between cash and equity, or current and long-term compensation for the CEO and other named executive officers, the weighting has generally been in the range of less than 5 percent long-term compensation in the form of options or stock awards, with the remaining compensation in cash.
In August 1999, the board approved the issuance of 1,000,000 pre-split shares of class C common stock to Mr. Holmes in recognition of his expanded duties as Chief Investment Officer and in exchange for cancellation of options and warrants held by Mr. Holmes. The shares vest over a ten-year period beginning with fiscal year 1998, and will fully vest on June 30, 2008.
     Stock Option Plans
In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of our class A common stock to directors, officers and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2007, there were no grants. As of June 30, 2007, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding, and 717,000 options are available for grant. All options referenced reflect the 2-for-1 split in March 2007.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of our class A common stock to directors, officers, and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2007, three options for a total of 23,000 shares were granted. As of June 30, 2007, 554,000 options had been granted, 233,000 shares had been exercised, 264,000 options had expired, 57,000 options remained outstanding, and 110,000 options are available for grant. All options referenced reflect the 2-for-1 split in March 2007.

     Other Compensation and Benefits
     Health, Welfare and Retirement Benefits
Health, welfare and retirement benefits are designed to provide a safety net of protection for employees in the event of illness, disability or death, and to provide employees an opportunity to accumulate retirement savings.
We offer a range of health and welfare benefits to substantially all employees, including the named executive officers. These benefits include medical, dental, vision, prescription drug, short-term disability, group life and accidental death insurance, tuition reimbursement, and a free health club membership.
     401(k) Plan
We offer a 401(k) plan covering substantially all employees, including named executive officers. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $15,500 in calendar year 2007. An additional “catch-up” pretax contribution of up to $5,000 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).
     Profit Sharing
The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the board of directors. Factors that are considered by the board include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. Profit sharing contributions of $369,000, and $220,000 were made in fiscal years 2007 and 2006, respectively. Profit sharing contributions were made to our named executive officers totaling $52,446 in fiscal 2007. We did not make a profit sharing contribution in fiscal year 2005.
     Savings Plans
We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using managed investment companies. Employee contributions to an Individual Retirement Account are matched to a maximum of $100 per month for certain management-level employees, including named executive officers, and a maximum of $30 for all other employees. Similarly, certain management-level employees, including named executive officers, may contribute to the Tax Free Fund and we will match these contributions up to a maximum of $90 per month. A similar savings plan utilizing UGMA accounts is offered to all employees to save for the education of minor relatives and is matched at a maximum of $15 per month per child.
     Stock Purchase Plan
We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3% of gross salary. During fiscal years 2007, 2006, and 2005, employees purchased 8,981, 6,441, and 7,564 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor named executive officers are required to own or purchase a certain number of shares.
The Summary Compensation Table includes the matched contributions to the plans described above for each named officer.

     Perquisites and Other Benefits
We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as club memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to named executive officers in fiscal year 2007 in the “All Other Compensation” column.
     Employment Agreements, Termination and Change-in Control Arrangements
We do not have any employment agreements, termination agreements, or change-in control agreements with any of our executive officers.
     Compliance with Section 162(m)
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation greater than $1 million paid during any fiscal year to our CEO and our four other most highly compensated executive officers. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The Compensation Committee plans to review this matter as appropriate and take action as may be necessary to preserve the deductibility of compensation payments to the extent reasonably practical and consistent with our objectives.

     Compensation of Named Executive Officers
The following table sets forth for the fiscal year ended June 30, 2007, the compensation reportable for the named executive officers, as determined by SEC rules. Columns were omitted if they were not applicable.
Summary Compensation Table

					Non-Equity
					Incentive Plan
Name and Principle				Stock Awards	Compensation	All Other
Position	Year	Salary ($)	Bonus ($)	($) [1]	($)[2]	Compensation ($)		Total ($)
Frank E. Holmes Chief Executive Officer Chief Investment Officer	2007	421,788	9,700	50,000	1,856,760	148,373	[3]	2,486,621

Catherine A. Rademacher Chief Financial Officer	2007	96,003	104,940	11,300	—	31,065	[4]	243,308

Susan B. McGee President General Counsel	2007	176,547	221,060	22,985	276,114	66,771	[5]	763,477

[1]	Stock awards consist of restricted stock in the case of Mr. Holmes and grants of stock awards for the other named executive officers as indicated. During fiscal year 1999, the board of directors granted Mr. Holmes 1,000,000 pre-split shares of class C common stock to be vested, in equal parts, over a ten-year period beginning July 1, 1998. The shares will fully vest on June 30, 2008. At June 30, 2007, 200,000 shares vested, with the final 200,000 shares to vest on June 30, 2008.

[2]	Amounts consist of cash incentive compensation awards earned for services rendered in fiscal 2007. The amounts were paid pursuant to the senior executive bonus programs.

[3]	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $44,750 in trustee fees, (ii) $31,816 in matched contributions, (iii) $20,056 in insurance, (iv) $17,482 in profit sharing contributions, (v) $8,227 in club memberships, and (vi) $26,042 in miscellaneous items.

[4]	Represents amounts paid by us on behalf of Ms. Rademacher as follows: (i) $17,482 in profit sharing contributions, (ii) $11,264 in matched contributions, and (iii) $2,319 in miscellaneous items.

[5]	Represents amounts paid us on behalf of Ms. McGee as follows: (i) $21,074 in matched contributions, (ii) $17,482 in profit sharing contributions, (iii) $12,379 in insurance, (iv) $10,939 in club memberships, and (v) $4,897 in miscellaneous items.

The following table supplements the disclosure in the Summary Compensation Table with respect to stock awards made to the named executive officer in the last fiscal year. Columns were omitted if they were not applicable.

Grants of Plan-Based Awards
			All Other Stock
			Awards: Number of	Grant Date Fair
			Shares of Stock or	Value of Stock and
Name	Grant Date		Units (#)	Option Awards ($)
Frank E. Holmes	—		—	—
Catherine A. Rademacher	7/11/2007	[1]	500	11,300
Susan B. McGee	3/02/2007		600	11,685
Susan B. McGee	7/11/2007	[1]	500	11,300

[1]	These shares were awarded in fiscal 2007 but distributed in fiscal 2008.
The following table sets forth information concerning the outstanding options and stock awards held at the end of the fiscal year by the named executive officers. Columns were omitted if they were not applicable.

Outstanding Equity Awards at Fiscal Year-End
Stock Awards
	Number of Shares	Market Value of
	or Units of Stocks	Shares or Units That
Name	That Have Not Vested (#)	Have Not Vested ($)
Frank E. Holmes	200,000 [1]	1,042,820
Catherine A. Rademacher	—	—
Susan B. McGee	—	—

[1]	During fiscal year 1999, the board of directors granted Mr. Holmes 1,000,000 pre-split shares of class C common stock to be vested, in equal parts, over a ten-year period beginning July 1, 1998. The shares will fully vest on June 30, 2008. At June 30, 2007, 200,000 shares vested, with the final 200,000 shares to vest on June 30, 2008.

The following table sets forth certain information concerning all exercises of stock options and vesting of restricted stock for each named executive officer during the fiscal year ended June 30, 2007. Columns that did not apply were omitted.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on	Exercise	Acquired on Vesting	Vesting
Name	Exercise (#)	($) [1]	(#)	($) [2]
Frank E. Holmes	—	—	200,000	1,042,820
Catherine A. Rademacher	5,000	200,350	—	—
Susan B. McGee	15,000	627,900	—	—
Susan B. McGee	50,000	1,016,505	—	—

[1]	The value realized equals the difference between the option exercise price and the sale price of class A common stock at the time of exercise, multiplied by the number of shares for which the option was exercised.

[2]	The value realized equals the valuation of class C common stock on the vesting date, multiplied by the number of shares that vested.
The Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.
     Compensation of Directors
The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors. Mr. Rubinstein serves as the chairman of the board. Director compensation for the fiscal year ended June 30, 2007, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned
	or Paid in	Stock
	Cash	Awards
Name	($) [1]	($) [2]	Total ($)
Jerold H. Rubinstein	142,000	9,029	$151,029
Roy D. Terracina	27,000	9,029	$36,029
Thomas F. Lydon, Jr.	24,000	9,029	$33,029

[1]	Includes certain fees earned in fiscal 2007 but paid in 2008. Difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month and bonuses for added responsibilities as chairman.

[2]	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal 2007. These shares were granted pursuant to a plan that commenced in January 2007 to grant 100 shares of class A common stock to each non-employee director per quarter.

     Compensation Committee Report on Executive Compensation
The Compensation Committee is composed entirely of independent directors in accordance with the listing standards of the NASDAQ Stock Market. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon this review and discussion, the committee has recommended to the board that the Compensation Discussion and Analysis section be included in this annual report.
     Respectfully,
     Members of the Compensation Committee
Thomas F. Lydon, Jr., Chairman
Jerold H. Rubinstein
Roy D. Terracina

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Security Ownership of Certain Beneficial Owners
Class C Common Stock (Voting Stock)
On August 24, 2007, there were 2,255,147 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

	Class C Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Frank E. Holmes
7900 Callaghan Road
San Antonio, TX 78229	2,084,422 [1]	92.4%

[1]	Includes 2,000,000 (post-split) shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a ten-year period and will be fully vested on June 30, 2008; 74,560 shares owned directly by Mr. Holmes; and 9,862 shares owned by Mr. Holmes in an IRA.
     Class A Common Stock (Nonvoting Stock)
On August 24, 2007, there were 12,987,211 shares of the Company’s class A common stock issued and outstanding. As of August 24, 2007, there were no persons or entities known by the Company to own 5% or more of the outstanding shares of class A common stock.

     Security Ownership of Management
The following table sets forth, as of August 24, 2007, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
	Common Stock		Common Stock
	Number		Number
	of		of
Beneficial Owner	Shares	%	Shares	%
Frank E. Holmes, CEO, Director	2,084,422 [1]	92.4%	199,932	1.54%
Catherine A. Rademacher, CFO	—	—	13,210	0.10%
Susan B. McGee, President, General Counsel	—	—	79,270	0.61%
Jerold H Rubinstein, Director	—	—	500	0.004%
Roy D. Terracina, Director	—	—	34,500	0.27%
Thomas F. Lydon, Jr., Director	—	—	500	0.004%
All directors and executive officers as a group (six persons)	2,084,422	92.4%	327,912	2.53%

[1]	Includes 2,000,000 (post-split) shares of class C common stock issued to Mr. Holmes that will be vested in equal amounts over a period of ten years and will be fully vested on June 30, 2008; 74,560 shares owned directly by Mr. Holmes; and 9,862 shares owned by Mr. Holmes in an IRA.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	—	—	717,000
1997 Non-Qualified Stock Option Plan [2]	57,000	$11.65	110,000
Employee Stock Purchase Plan [3]	N/A	N/A	35,313

Total	57,000		862,313

[1]	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

[2]	Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

[3]	The Company has adopted a stock purchase plan to provide eligible employees of the Company an opportunity to purchase common stock of the Company. There are 150,000 authorized shares of treasury stock reserved for issuance under the plan. The Company contributes on behalf of each participant an amount equal to lesser of (i) the aggregate amount of the participant’s payroll deductions for the purchase period, or (ii) 3% of the participant’s base compensation during the purchase period.
Item 13. Certain Relationships and Related Transactions and Director Independence
U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 15 to the Consolidated Financial Statements and filed as a part of this report.

Item 14. Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2007, and 2006, respectively, rendered by BDO Seidman, LLP.

	Fiscal year ended June 30,
	2007	2006
Audit fees [1]	$415,363	$446,409
Audit-related fees [2]	10,670	7,490
Tax fees [3]	24,065	20,210

Total fees	$450,098	$474,109

[1]	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and internal control report and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

[2]	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

[3]	Tax fees include the preparation of federal and state tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.
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
     All services provided by BDO Seidman, LLP in the fiscal years ended June 30, 2007, and 2006 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as part of this report:
     1. Financial Statements
The Consolidated Financial Statements including:
•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets as of June 30, 2007 and 2006

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2007

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2007

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2007

•	Notes to Consolidated Financial Statements
     2. Financial Statement Schedules
None.
     3. Exhibits
3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarterly report ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817).

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076).

10.1	Advisory Agreement dated October 27, 1989, by and between Company and United Services Funds, incorporated by reference to Exhibit (4)(b) of the Company’s Form 10-K for fiscal year ended June 30, 1990 (EDGAR Accession No. 0000101507-99-000019).

10.2	Advisory Agreement dated September 21, 1994, by and between Company and Accolade Funds, incorporated by reference to Exhibit 10.2 of Company’s Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

10.3	Sub-Advisory Agreement dated November 15, 1996, by and between Company, U.S. Global Accolade Funds/MegaTrends Fund, and Money Growth Institute, Inc., incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-1A dated June 21, 1996 (EDGAR Accession No. 0000902042-96-000046).

10.4	Sub-Advisory Agreement dated January 25, 2002, by and between Company, U.S. Global Accolade Funds/ Eastern European Fund, and Charlemagne Capital Limited, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2002 (EDGAR Accession No. 07777811-02-000019).

10.5	Transfer Agency Agreement dated December 15, 2000, by and between United Shareholder Services, Inc. and U.S. Global Accolade Funds incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.6	Transfer Agency Agreement dated February 21, 2001, by and between United Shareholder Services, Inc. and U.S. Global Investors Funds, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.7	Loan Agreement between Company and Bank One NA, dated February 1, 2001, for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.8	Amendment No. 1, dated July 1, 2001, to loan agreement between Company and Bank One NA for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2003 (EDGAR Accession No. 0000754811-03-000018).

10.9	Amendment No. 2, dated February 1, 2003, to loan agreement between Company and Bank One NA for refinancing building, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2003 (EDGAR Accession No. 0000754811-03-000018).

10.10	Amendment dated June 3, 2005, to loan agreement between Company and Bank One NA, incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filing on September 12, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.11	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.12	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.13	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.14	Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registration Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

10.15	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to

Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.16	Amendment dated February 21, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.17	Amendment dated April 23, 2006 to Custodian Agreement dated November 1, 1997, between U.S. Global Investors and Brown Brothers Harriman & Co., incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on November 12, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.18	Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-1A dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

10.19	Amendment dated May 14, 1999, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-1A dated February 29, 1999 (EDGAR Accession No. 0000902042-99-000004).

10.20	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.21	Amendment dated March 21, 2002 to Appendix A of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.22	Amendment dated September 30, 2004 to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N1-A dated January 20, 2005 (EDGAR Accession No. 902042-05-000004).

10.23	Amendment dated April 23, 2006 to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed on November 12, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.24	Amendment dated February 16, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.25	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.26	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.27	Amendment to Credit Agreement dated February 1, 2007, by and between the Company and JP Morgan Chase Bank N.A., originally entered into on June 3, 2005, included herein.

10.28	Note Modification Agreement dated February 1, 2007, by and between the Company and JP Morgan Chase Bank N.A. referencing a Line of Credit Note entered on June 3, 2005, included herein.

10.29	Sub-Advisory Agreement by and between U.S. Global Accolade Funds, Eastern European Fund and Charlemagne Capital (IOM) Limited, dated August 31, 2006, incorporated by reference to Post Effective Amendment 37 and Sub-Advisory Agreement by and between U.S. Global Accolade Funds/Global Emerging Markets Fund and Charlemagne Capital (IOM) Limited, dated August 31, 2006, incorporated by reference to Post Effective Amendment 37, dated December 29, 2006, (EDGAR Accession No. 000902042-07-000004).

10.30	Transfer Agency Agreement Dated April 1, 2007, by and between United Shareholder Services, Inc. and U.S. Global Accolade Funds, included herein.

10.31	Transfer Agency Agreement Dated April 1, 2007, by and between United Shareholder Services, Inc. and U.S. Global Investors Funds, incorporated by reference to Post-Effective Amendment No. 96 to Registration Statement on Form N-1A dated September 4, 2007 (EDGAR Accession No. 0001068800-07-001420).

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2004 (EDGAR Accession Number 0000950134-04-014177).

14.02	Code of Ethics, adopted June 28, 1989, and amended March 23, 2005, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2005 (EDGAR Accession Number 0000950134-05-018480).

21	List of Subsidiaries of the Company, included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
(b) Reports on Form 8-K
(i)	On August 10, 2006, the Company filed a Current Report on Form 8-K dated August 10, 2006, reporting Item 8.01 (Other Events) announcing a press release reporting the earnings of an annual performance fee for its role in providing advisory services to a merchant banking company that invests in the natural resources sector.

(ii)	On September 8, 2006, the Company filed a Current Report on Form 8-K dated September 8, 2006, reporting Item 2.02 (Results of Operations and Financial Condition) announcing a press release reporting earnings for the fiscal year ended June 30, 2006.

(iii)	On November 8, 2006, the Company filed a Current Report on Form 8-K dated November 8, 2006, reporting Item 8.01 (Other Events) announcing a press release that the board of directors had approved a two-for-one stock split, special dividend, and amendment to the Articles of Incorporation.

(iv)	On November 9, 2006, the Company filed a Current Report on Form 8-K dated November 9, 2006, reporting Item 2.02 (Results of Operation and Financial Condition) announcing a press release for reporting earnings for the quarter ended September 30, 2006.

(v)	On November 21, 2006, the Company filed a Current Report on Form 8-K dated November 21, 2006, reporting Item 8.01 (Other Events) announcing a press release that the Company has filed its definitive proxy statement and declaration of a dividend.

(vi)	On January 12, 2007, the Company filed a Current Report on Form 8-K dated January 12, 2007, reporting Item 8.01 (Other Events) announcing a press release regarding the adjournment of the special meeting dated January 10, 2007.

(vii)	On January 12, 2007, the Company filed a Current Report on Form 8-K/A dated January 12, 2007, reporting Item 8.01 (Other Events) announcing a press release regarding the adjournment of the special meeting dated January 10, 2007.

(viii)	On January 26, 2007, the Company filed a Current Report on Form 8-K dated January 26, 2007, reporting Item 2.02 (Results of Operation and Financial Condition) announcing a press release reporting the performance fee to date accruing to the Company for serving as the equity investment manager for Endeavour Mining Capital.

(ix)	On January 31, 2007, the Company filed a Current Report on Form 8-K dated January 31, 2007, reporting Item 8.01 (Other Events) announcing a press release regarding the Company’s adjournment of the special meeting called for January 31, 2007 to February 21, 2007.

(x)	On February 1, 2007, the Company filed a Current Report on Form 8-K/A dated February 1, 2007, reporting Item 8.01 (Other Events) containing a corrected press release, which was issued by the Company on January 31, 2007.

(xi)	On February 8, 2007, the Company filed a Current Report on Form 8-K dated February 8, 2007, reporting Item 2.02 (Results of Operation and Financial Condition) announcing a press release for reporting earnings and other financial results for its second fiscal quarter of the fiscal year ending June 30, 2007.

(xii)	On February 22, 2007, the Company filed a Current Report on Form 8-K dated February 22, 2007, reporting Item 8.01 (Other Events) announcing two press releases for (i) shareholder approval to affect a two-for-one stock split and (i) shareholder approval for the second amendment to its Articles of Incorporation.

(xiii)	On May 7, 2007, the Company filed a Current Report on Form 8-K dated May 7, 2007, reporting Item 2.02 (Results of Operation and Financial Condition) announcing a press release for reporting earnings and other financial results for its third fiscal quarter of the fiscal year ending June 30, 2007.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.
	By:	/s/ Frank Holmes
Frank E. Holmes
Date: September 12, 2007		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Frank Holmes Frank E. Holmes	Chief Executive Officer	September 12, 2007
Chief Investment Officer

* /s/ Thomas F. Lydon, Jr. Thomas F. Lydon, Jr.	Director	September 12, 2007

* /s/ Jerold H. Rubinstein Jerold H. Rubinstein	Chairman of the Board of Directors	September 12, 2007

* /s/ Roy D. Terracina Roy D. Terracina	Director	September 12, 2007

/s/ Catherine A. Rademacher Catherine A. Rademacher	Chief Financial Officer	September 12, 2007

*BY:	/s/ Susan B. McGee Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001	September 12, 2007