Form 10-Q
period 2007-09-30
U S GLOBAL INVESTORS INC
filed 2007-11-07
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
On October 26, 2007, there were 13,806,359 shares of Registrant’s class A nonvoting common stock issued and 13,691,635 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,105,189 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 1 of 21
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	SEPTEMBER 30,	JUNE 30,
	2007	2007
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$23,380,124	$14,854,420
Trading securities, at fair value	7,451,418	6,334,474
Receivables
Advisory, net	4,775,177	14,654,536
Employees	33,520	4,638
Other	2,707	7,382
Prepaid expenses	594,434	767,779

Total Current Assets	36,237,380	36,623,229

Net Property and Equipment	2,259,508	2,260,288

Other Assets
Long-term deferred tax asset	83,706	53,023
Investment securities available-for-sale, at fair value	874,717	856,573

Total Other Assets	958,423	909,596

Total Assets	$39,455,311	$39,793,113

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 2 of 21
Liabilities and Shareholders’ Equity

	SEPTEMBER 30,	JUNE 30,
	2007	2007
	(UNAUDITED)
Current Liabilities
Accounts payable	$186,512	$272,564
Accrued compensation and related costs	1,676,641	3,356,488
Deferred tax liability	386,144	338,511
Other accrued expenses	4,025,809	4,730,348

Total Current Liabilities	6,275,106	8,697,911

Total Liabilities	6,275,106	8,697,911

Shareholders’ Equity
Common stock (class A) — $.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,806,299 and 13,620,625 shares at September 30, 2007, and June 30, 2007, respectively	345,157	340,516
Common stock (class B) — $.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $.025 par value; voting; authorized, 3,500,000 shares; issued, 2,105,249 and 2,290,923 shares at September 30, 2007, and June 30, 2007, respectively	52,631	57,273
Additional paid-in-capital	13,494,812	13,352,728
Treasury stock, class A shares at cost; 667,718 and 672,867 shares at September 30, 2007, and June 30, 2007, respectively	(1,619,802)	(1,640,792)
Accumulated other comprehensive loss, net of tax	(31,851)	(5,589)
Retained earnings	20,939,258	18,991,066

Total Shareholders’ Equity	33,180,205	31,095,202

Total Liabilities and Shareholders’ Equity	$39,455,311	$39,793,113

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 3 of 21
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Revenues
Investment advisory fees	$10,104,374	$9,594,579
Transfer agent fees	2,072,002	1,992,895
Investment income	761,968	289,420
Other	12,429	30,619

	12,950,773	11,907,513

Expenses
Employee compensation and benefits	3,147,036	2,345,453
General and administrative	1,739,824	1,573,158
Subadvisory fees	2,311,591	2,143,933
Omnibus fees	1,927,169	1,959,526
Advertising	125,457	114,736
Depreciation	69,669	58,394

	9,320,746	8,195,200

Income Before Income Taxes	3,630,027	3,712,313

Provision for Federal Income Taxes
Tax expense	1,221,195	1,232,608

Net Income	$2,408,832	$2,479,705

Other Comprehensive Income, net of tax
Unrealized losses on available-for-sale securities arising during period	(26,262)	(4,741)

Comprehensive Income	$2,382,570	$2,474,964

Basic Net Income per Share	$0.16	$0.16

Diluted Net Income per Share	$0.16	$0.16

Basic weighted average number of common shares outstanding	15,241,822	15,147,552

Diluted weighted average number of common shares outstanding	15,271,489	15,275,424
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 4 of 21
Consolidated Statements of Cash Flows (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$2,408,832	$2,479,705

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,669	58,394
Net recognized loss on securities	—	5,415
Provision for deferred taxes	30,367	57,078
Stock bonuses	42,761	—
SFAS 123R compensation expense	66,290	15,680

Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	9,855,152	5,861,986
Prepaid expenses	173,345	119,920
Trading securities	(1,116,944)	(1,081,081)
Accounts payable and accrued expenses	(2,470,438)	(3,724,457)

Total adjustments	6,650,202	1,312,935

Net Cash Provided by Operations	9,059,034	3,792,640

Cash Flows from Investing Activities
Purchase of property and equipment	(68,889)	(174,292)
Purchase of available-for-sale securities	(57,823)	—

Net Cash Used in Investing Activities	(126,712)	(174,292)

Cash Flow from Financing Activities
Purchase of treasury stock	—	(5,345)
Proceeds from issuance or exercise of stock and options	54,022	35,771
Dividends paid	(460,640)	—

Net Cash (Used in) Provided by Financing Activities	(406,618)	30,426

Net Increase in Cash and Cash Equivalents	8,525,704	3,648,774

Beginning Cash and Cash Equivalents	14,854,420	10,056,043

Ending Cash and Cash Equivalents	$23,380,124	$13,704,817

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 5 of 21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the year ended June 30, 2007.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), A&B Mailers, Inc. (“A&B”), U.S. Global Investors (Guernsey) Limited, U.S. Global Brokerage, Inc., and U.S. Global Investors (Bermuda) Limited.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The board of directors authorized a dividend of $.01 per share per month beginning in June. Subsequently, the board authorized an increase to $.02 per share per month beginning in October. The dividend is authorized through December 2007 and will be reviewed by the board at that time.
Note 3. Investments
As of September 30, 2007, the Company held investments with a market value of approximately $8.3 million and a cost basis of approximately $7.5 million. The market value of these investments is approximately 21.3 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.
Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized. The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2007, and June 30, 2007.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 6 of 21

				Unrealized
				holding gains
				(losses) on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of tax

Trading[1]	$7,451,418	$6,610,256	$841,162
Available for sale[2]	874,717	922,975	(48,258)	$(31,851)

Total at September 30, 2007	$8,326,135	$7,533,231	$792,904

Trading[1]	$6,334,474	$5,990,256	$344,218
Available for sale[2]	856,573	865,152	(8,579)	$(5,589)

Total at June 30, 2007	$7,191,047	$6,855,408	$335,639

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended September 30, 2007, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	THREE MONTHS ENDED SEPTEMBER 30,
Investment Income (Loss)	2007	2006

Realized losses on write-downs of trading securities	$––	$(5,415)
Unrealized gains on trading securities	496,944	101,080
Realized foreign currency gains	––	335
Dividend and interest income	265,024	193,420

Total Investment Income	$761,968	$289,420

Note 4. Investment Management, Transfer Agent and Other Fees
The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF”) and U.S. Global Accolade Funds (“USGAF”) and receives a fee based on a specified percentage of net assets under management. Three of the four funds within USGAF were sub-advised by third-party managers through the first quarter of fiscal year 2008. These subadvisors are in turn compensated out of the investment advisory fees received by the Company. The subadvisory agreement related to the MegaTrends Fund (subsequently renamed the Global MegaTrends Fund) was terminated effective September 30, 2007. USSI also serves as transfer agent to USGIF and USGAF and receives fees based on the number of shareholder accounts as well as transaction- and activity-based fees. Additionally, the Company provides in-house legal and compliance services to USGIF and USGAF for which it is reimbursed and receives certain miscellaneous fees directly from USGAF and USGIF shareholders. Fees for providing investment management and transfer agent services to USGIF and USGAF continue to be the Company’s primary revenue source.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 7 of 21
Substantially all of the cash and cash equivalents included in the balance sheet at September 30, 2007, and June 30, 2007, are invested in USGIF money market funds.
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2008, and February 28, 2008, respectively, or such later date as the Company determines in order to maintain competitive yields and to allow assets to grow in newer funds. The aggregate fees waived and expenses borne by the Company for the three months ended September 30, 2007, and September 30, 2006, were $358,264, and $346,441, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2008, and May 31, 2008, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $88,968 and $58,732 for the three months ended September 30, 2007, and September 30, 2006, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Fund Managers Ltd., the manager of the fund.
The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $32,891 and $14,023 for the three months ended September 30, 2007, and September 30, 2006, respectively. Frank Holmes is a director of Meridian Fund Managers Ltd., the manager of the fund.
The Company provides advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund. For these services, the Company is paid a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on a percentage of return above the high water mark in conjunction with the fund reaching a certain hurdle rate per quarter. The Company recorded total fees of $7,444 and $96,119, respectively, for the three months ended September 30, 2007, and September 30, 2006. Frank Holmes is a director of U.S. Global Investors Balanced Natural Resources Fund Ltd.
The Company provides investment advisory services to Endeavour Mining Capital Corp., a Cayman corporation traded on the Toronto Stock Exchange. The Company is paid a monthly advisory fee based on the net asset value of the portfolio. A performance fee, if any, is paid annually based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity when the net asset value of the portfolio at fiscal year end has increased in comparison with the prior fiscal year end. The Company recorded $617,839 and $419,073 in monthly advisory fees for the three months ended September 30, 2007, and September 30, 2006, respectively. Frank Holmes is the Chairman of the Board of Endeavour Mining Capital Corp. The performance fees for this advisory client are calculated and recorded only once a year at the end of each fiscal year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities, mailroom operations from A&B, as well as investment income.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 8 of 21
Note 5. Borrowings
As of September 30, 2007, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The covenants include (1) liquidity of $1 million or more in cash, cash equivalents and marketable equity securities, and (2) a debt to equity ratio of .75 or less. As of September 30, 2007, this credit facility remained unutilized by the Company.
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
Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) to account for stock-based awards. Beginning with the 2006 fiscal year, with the adoption of SFAS 123R, stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2007, and September 30, 2006, respectively, was $66,290 ($43,752 after tax) and $28,180 ($18,600 after tax). As of September 30, 2007, and September 30, 2006, respectively, there was approximately $182,449 and $67,065 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of the fiscal year.
Stock compensation plans
The Company’s stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about our stock option plans for the three months ended September 30, 2007.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	57,000	$11.65
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, end of quarter	57,000	$11.65

Options exercisable, end of quarter	29,000	$1.95

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 9 of 21
Note 7. Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Net income	$2,408,832	$2,479,705

Weighted average number of outstanding shares
Basic	15,241,822	15,147,552

Effect of dilutive securities
Employee stock options	29,667	127,872

Diluted	15,271,489	15,275,424

Earnings per share
Basic	$0.16	$0.16
Diluted	$0.16	$0.16
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarters ended September 30, 2007, and 2006, 23,000 and no options were excluded from diluted EPS, respectively.
The Company repurchased no shares and 176 shares of its class A common stock from employees during the three months ended September 30, 2007, and the three months ended September 30, 2006, respectively. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 8. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax liability primarily consists of unrealized gains on trading securities as well as temporary differences in the deductibility of prepaid expenses and accrued liabilities. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities and capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at September 30, 2007, or June 30, 2007.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 10 of 21
Note 9. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it advises, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended September 30, 2007
Revenues	$12,453,268	$497,505	$12,950,773

Income before income taxes	$3,132,707	$497,320	$3,630,027

Depreciation	$69,669	$—	$69,669

Capital expenditures	$68,889	$—	$68,889

Gross identifiable assets at September 30, 2007	$30,957,287	$8,414,318	$39,371,605

Deferred tax asset			83,706

Consolidated total assets			$39,455,311

Three months ended September 30, 2006
Revenues	$11,811,146	$96,367	$11,907,513

Income before income taxes	$3,618,910	$93,403	$3,712,313

Depreciation	$58,394	$—	$58,394

Capital expenditures	$174,292	$—	$174,292

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

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 11 of 21
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. Global has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including (1) the volatile and competitive nature of the investment management industry, (2) changes in domestic and foreign economic conditions, (3) the effect of government regulation on the Company’s business, and (4) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.
BUSINESS SEGMENTS
The Company, with principal operations located in San Antonio, Texas, manages two business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors; and (2) the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segment, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company’s two business segments.
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
At September 30, 2007, total assets under management were $5.378 billion versus $4.524 billion at September 30, 2006. During the quarter ended September 30, 2007, total assets under management averaged $5.040 billion versus $4.798 billion for the same period ended September 30, 2006. This increase was primarily due to an increase in the natural resource and foreign equity funds under management.
Investment Activities
Management believes it can more effectively manage the Company’s cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance personnel review and monitor these activities, and various reports are provided to investment advisory clients.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 12 of 21
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
This source of revenue does not remain consistent and is dependent on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions.
As of September 30, 2007, the Company held investments with a market value of approximately $8.3 million and a cost basis of approximately $7.5 million. The market value of these investments is approximately 21.3 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	THREE MONTHS ENDED SEPTEMBER 30,
Investment Income (Loss)	2007	2006

Realized losses on write-downs of trading securities	$––	$(5,415)
Unrealized gains on trading securities	496,944	101,080
Realized foreign currency gains	––	335
Dividend and interest income	265,024	193,420

Total Investment Income	$761,968	$289,420

RESULTS OF OPERATIONS – QUARTER ENDED SEPTEMBER 30, 2007, AND 2006
The Company posted net after-tax income of $2,408,832 ($0.16 income per share) for the quarter ended September 30, 2007, compared with a net after-tax income $2,479,705 ($0.16 income per share) for the quarter ended September 30, 2006.
Revenues
Total consolidated revenues for the quarter ended September 30, 2007, increased $1,043,260, or 8.8 percent, compared with the quarter ended September 30, 2006. This increase was primarily attributable to the following:
•	Investment advisory fees increased by approximately $510,000 primarily as a result of increased assets under management; and

•	Investment income increased by approximately $473,000 primarily as a result of unrealized gains on corporate investments;

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 13 of 21
Expenses
Total consolidated expenses for the quarter ended September 30, 2007, increased $1,125,546, or 13.7 percent, compared with the quarter ended September 30, 2006. This was largely attributable to the following:
•	Compensation expense increased by approximately $802,000 primarily due to bonuses resulting from strong performance, as well as new hires;

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by approximately $168,000; and

•	General and administrative expenses increased by approximately $167,000 primarily due to increased consulting and conference fees.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2007, the Company had net working capital (current assets minus current liabilities) of approximately $30.0 million and a current ratio (current assets divided by current liabilities) of 5.8 to 1. With approximately $23.4 million in cash and cash equivalents and approximately $8.3 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $33.2 million, with cash, cash equivalents, and marketable securities comprising 80.4% of total assets.
As of September 30, 2007, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The covenants include (1) liquidity of $1 million or more in cash, cash equivalents and marketable equity securities, and (2) a debt to equity ratio of .75 or less. As of September 30, 2007, this credit facility remained unutilized by the Company.
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
ACCOUNTING PRONOUNCEMENTS
The Company is subject to extensive and often complex, overlapping and frequently changing governmental regulation and accounting oversight. Moreover, financial reporting requirements, such as those listed below, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused considerable attention and resources on meeting those reporting requirements, interpretations by regulatory or accounting agencies that differ from those of the Company could negatively impact financial results.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations for the quarter ended September 30, 2007. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2003 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 157 will have on its financial position and results of operation.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 14 of 21
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows entities to voluntarily choose to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for the instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact on the financial statements, if any.
CRITICAL ACCOUNTING POLICIES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2007.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 15 of 21
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
The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients. Written supervisory procedures are also in place to manage compliance with the code of ethics.
The table below summarizes the Company’s equity price risks as of September 30, 2007, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated	Increase
			Fair Value after	(Decrease) in
		Hypothetical	Hypothetical	Shareholders’
	Fair Value at	Percentage	Percent	Equity, Net
	September 30, 2007	Change	Change	of Tax

Trading Securities[1]	$7,451,418	25% increase	$9,314,273	$1,229,484
		25% decrease	$5,588,564	$(1,229,484)
Available-for-Sale[2]	$874,717	25% increase	$1,093,396	$144,328
		25% decrease	$656,038	$(144,328)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best- or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 16 of 21
PART II. OTHER INFORMATION
ITEM 1a. Risk Factors
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2007.
ITEM 2. Issuer Purchases of Equity Securities
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended September 30, 2007.
ITEM 6. Exhibits
1. Exhibits
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
September 30, 2007, Quarterly Report on Form 10-Q	Page 17 of 21
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: November 6, 2007	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: November 6, 2007	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer