Form 10-Q
period 2007-12-31
U S GLOBAL INVESTORS INC
filed 2008-02-08
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of	74-1598370 (IRS Employer Identification Number)
Incorporation or Organization)

7900 Callaghan Road	78229-1234
San Antonio, Texas	(Zip Code)
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
YES ☑      NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
On January 31, 2008, there were 13,816,221 shares of Registrant’s class A nonvoting common stock issued and 13,151,786 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,095,327 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 1 of 23
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	DECEMBER 31,	JUNE 30,
	2007	2007
	(UNAUDITED)
Current Assets

Cash and cash equivalents	$22,778,715	$14,854,420
Trading securities, at fair value	7,216,387	6,334,474
Receivables
Advisory, net	5,937,320	14,654,536
Employees	24,410	4,638
Other	46,436	7,382
Prepaid expenses	940,993	767,779

Total Current Assets	36,944,261	36,623,229

Net Property and Equipment	2,266,723	2,260,288

Other Assets
Long-term deferred tax asset	172,476	53,023
Investment securities available-for-sale, at fair value	1,399,947	856,573

Total Other Assets	1,572,423	909,596

Total Assets	$40,783,407	$39,793,113

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 2 of 23
Liabilities and Shareholders’ Equity

	DECEMBER 31,	JUNE 30,
	2007	2007
	(UNAUDITED)
Current Liabilities
Accounts payable	$541,837	$272,564
Accrued compensation and related costs	2,088,633	3,356,488
Deferred tax liability	525,966	338,511
Other accrued expenses	2,747,536	4,730,348

Total Current Liabilities	5,903,972	8,697,911

Total Liabilities	5,903,972	8,697,911

Shareholders’ Equity
Common stock (class A) — $.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,816,221 and 13,620,625 shares at December 31, 2007, and June 30, 2007, respectively	345,406	340,516
Common stock (class B) — $.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $.025 par value; voting; authorized, 3,500,000 shares; issued, 2,095,327 and 2,290,923 shares at December 31, 2007, and June 30, 2007, respectively	52,383	57,273
Additional paid-in-capital	13,625,923	13,352,728
Treasury stock, class A shares at cost; 665,741 and 672,867 shares at December 31, 2007, and June 30, 2007, respectively	(1,606,628)	(1,640,792)
Accumulated other comprehensive loss, net of tax	(22,657)	(5,589)
Retained earnings	22,485,008	18,991,066

Total Shareholders’ Equity	34,879,435	31,095,202

Total Liabilities and Shareholders’ Equity	$40,783,407	$39,793,113

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 3 of 23
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues
Investment advisory fees	$21,456,283	$19,688,654	$11,351,909	$10,094,075
Transfer agent fees	4,183,665	3,967,232	2,111,663	1,974,337
Investment income	1,148,543	538,761	386,575	249,341
Other	26,440	131,341	14,011	100,722

	26,814,931	24,325,988	13,864,158	12,418,475

Expenses
Employee compensation and benefits	6,533,134	5,213,757	3,386,098	2,868,304
General and administrative	3,428,068	3,098,243	1,688,244	1,525,087
Subadvisory fees	4,858,528	4,388,945	2,546,937	2,245,012
Omnibus fees	4,273,220	3,819,328	2,346,051	1,859,802
Advertising	244,913	209,365	119,456	94,629
Depreciation	140,940	116,693	71,271	58,299

	19,478,803	16,846,331	10,158,057	8,651,133

Income Before Income Taxes	7,336,128	7,479,657	3,706,101	3,767,342

Provision for Federal Income Taxes
Tax expense	2,462,693	2,539,121	1,241,498	1,306,513

Net Income	4,873,435	4,940,536	2,464,603	2,460,829

Other comprehensive income (loss), net of tax

Unrealized gains (losses) on available-for-sale securities	(17,068)	333,632	9,193	338,373

Comprehensive Income	$4,856,367	$5,274,168	$2,473,796	$2,799,202

Basic Net Income per Share	$0.32	$0.33	$0.16	$0.16

Diluted Net Income per Share	$0.32	$0.32	$0.16	$0.16

Basic weighted average number of common shares outstanding	15,243,193	15,147,016	15,244,563	15,146,479

Diluted weighted average number of common shares outstanding	15,273,783	15,262,202	15,273,666	15,264,130
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 4 of 23
Consolidated Statements of Cash Flows (Unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$4,873,435	$4,940,536

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140,940	116,693
Net recognized loss on securities	227,985	4,174
Provision for deferred taxes	76,684	299,048
Stock bonuses	47,218	—
SFAS 123R compensation expense	157,860	25,535

Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	8,658,390	5,322,864
Prepaid expenses	(173,214)	(250,618)
Trading securities	(1,144,420)	(1,219,699)
Accounts payable and accrued expenses	(2,981,394)	(3,834,325)

Total adjustments	5,010,049	463,672

Net Cash Provided by Operations	9,883,484	5,404,208

Cash Flows from Investing Activities
Purchase of property and equipment	(147,375)	(214,311)
Purchase of available-for-sale securities	(579,876)	(2,072,532)
Proceeds on sale of available-for-sale securities	45,274	—

Net Cash Used in Investing Activities	(681,977)	(2,286,843)

Cash Flow from Financing Activities
Purchase of treasury stock	—	(707,686)
Proceeds from issuance or exercise of stock and options	—	216,534
Treasury stock issued	102,281	73,181
Dividends paid	(1,379,493)	—

Net Cash Used in Financing Activities	(1,277,212)	(417,971)

Net Increase in Cash and Cash Equivalents	7,924,295	2,699,394

Beginning Cash and Cash Equivalents	14,854,420	10,056,043

Ending Cash and Cash Equivalents	$22,778,715	$12,755,437

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 5 of 23
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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), A&B Mailers, Inc. (“A&B”), U.S. Global Investors (Guernsey) Limited, U.S. Global Brokerage, Inc., and U.S. Global Investors (Bermuda) Limited. As of December 31, 2007, A&B was dissolved as a corporation. Subsequent to the dissolution, effective January 1, 2008, a new department was formed within USSI consisting of the same employees performing the same functions as A&B prior to its dissolution. All assets and liabilities that were previously held in A&B were transferred at cost to USSI. There was no accounting impact, no personnel changes, and no accounting changes other than reconfiguring certain internal reports.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2007, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The board of directors authorized a dividend of $0.01 per share per month beginning in June 2007. Subsequently, the board authorized an increase to $0.02 per share per month beginning in October 2007. The dividend is authorized through December 31, 2008 and will be reviewed by the board quarterly.
Note 3. Investments
As of December 31, 2007, the Company held investments with a market value of approximately $8.6 million and a cost basis of approximately $7.7 million. The market value of these investments is approximately 21.1 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
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

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 6 of 23
The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2007, and June 30, 2007.

				Unrealized holding gains
				(losses) on
				available-for-sale
			Unrealized	securities,
Securities	Market Value	Cost	Gain (Loss)	net of tax
Trading[1]	$7,216,387	$6,316,767	$899,620
Available for sale[2]	1,399,947	1,434,276	(34,329)	$(22,657)

Total at December 31, 2007	$8,616,334	$7,751,043	$865,291

Trading[1]	$6,334,474	$5,990,256	$344,218
Available for sale[2]	856,573	865,152	(8,579)	$(5,589)

Total at June 30, 2007	$7,191,047	$6,855,408	$335,639

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended December 31, 2007, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 7 of 23
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	SIX MONTHS ENDED DECEMBER 31,
Investment Income (Loss)	2007	2006

Realized gains on sales of available-for-sale securities	$34,522	$—
Realized losses on sales of trading securities	(262,507)	(4,505)
Unrealized gains on trading securities	555,402	90,005
Realized foreign currency gains	183	332
Dividend and interest income	820,943	452,929

Total Investment Income	$1,148,543	$538,761

	THREE MONTHS ENDED DECEMBER 31,
Investment Income (Loss)	2007	2006

Realized gains on sales of available-for-sale securities	$34,522	$—
Realized gains (losses) on sales of trading securities	(262,507)	911
Unrealized gains (losses) on trading securities	58,457	(11,076)
Realized foreign currency gains (losses)	183	(3)
Dividend and interest income	555,920	259,509

Total Investment Income	$386,575	$249,341

Note 4. Investment Management, Transfer Agent and Other Fees
The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF”) and U.S. Global Accolade Funds (“USGAF”) and receives a fee based on a specified percentage of net assets under management. Three of the four funds within USGAF were sub-advised by third-party managers through the first quarter of fiscal year 2008. These subadvisers are in turn compensated out of the investment advisory fees received by the Company. The subadvisory agreement related to the MegaTrends Fund (subsequently renamed the Global MegaTrends Fund) was terminated effective September 30, 2007. USGI now serves as the adviser to the Global MegaTrends Fund. USSI also serves as transfer agent to USGIF and USGAF and receives fees based on the number of shareholder accounts as well as transaction and activity-based fees. Additionally, the Company provides in-house legal and compliance services to USGIF and USGAF for which it is reimbursed and receives certain miscellaneous fees directly from USGAF and USGIF shareholders. Fees for providing investment management and transfer agent services to USGIF and USGAF continue to be the Company’s primary revenue source.
Substantially all of the cash and cash equivalents included in the balance sheet at December 31, 2007, and June 30, 2007, is invested in USGIF money market funds.
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2008, and February 28, 2008, respectively, or such later date as the Company determines in order to maintain competitive yields and to allow assets to grow in newer funds. The aggregate fees waived and expenses borne by the Company for the six months ended December 31, 2007, and December 31, 2006, were $726,399, and $576,812, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2008, and May 31, 2008, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $177,520 and $552,264 for the six months ended December 31, 2007, and December 31, 2006, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Fund Managers Ltd., the manager of the fund.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 8 of 23
The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $80,708 and $44,792 for the six months ended December 31, 2007, and December 31, 2006, respectively. Frank Holmes is a director of Meridian Fund Managers Ltd., the manager of the fund.
The Company provided advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund, through November 30, 2007, at which time the fund was liquidated and the assets were transferred to the Meridian Global Energy and Resources Fund Ltd. For these services, the Company was paid a monthly advisory fee based on the net asset value of the fund, and a quarterly performance fee, if any, based on a percentage of return above the high water mark in conjunction with the fund reaching a certain hurdle rate per quarter. The Company recorded total fees of $13,329 and $121,167, respectively, for the five and six months ended November 30, 2007, and December 31, 2006, respectively. Frank Holmes was a director of U.S. Global Investors Balanced Natural Resources Fund Ltd.
The Company provides investment advisory services to Endeavour Mining Capital Corp., a Cayman corporation traded on the Toronto Stock Exchange. The Company is paid a monthly advisory fee based on the net asset value of the portfolio. A performance fee, if any, is paid annually based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity when the net asset value of the portfolio at fiscal year end has increased in comparison with the prior fiscal year end. The Company recorded $1,277,197 and $863,974 in monthly advisory fees for the six months ended December 31, 2007, and December 31, 2006, respectively. Frank Holmes is the Chairman of the Board of Endeavour Mining Capital Corp. The performance fees for this advisory client are calculated and recorded only once a year at the end of each fiscal year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities, mailroom operations, as well as investment income.
Note 5. Borrowings
As of December 31, 2007, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The covenants include (1) liquidity of $1 million or more in cash, cash equivalents and marketable equity securities, and (2) a debt to equity ratio of .75 or less. As of December 31, 2007, this credit facility remained unutilized by the Company.
Note 6. Stock-Based Compensation
Beginning in fiscal year 2006, with the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the six months ended December 31, 2007, and December 31, 2006, respectively, was $157,860 and $38,035. As of December 31, 2007, and December 31, 2006, respectively, there was approximately $604,313 and $42,705 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 9 of 23
Stock compensation plans
The Company’s stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about the Company’s stock option plans for the six months ended December 31, 2007.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	57,000	$11.65
Granted	20,300	$19.30
Exercised	—	—
Forfeited	—	—

Options outstanding, end of period	77,300	$13.66

Options exercisable, end of period	29,000	$1.95

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 10 of 23
Note 7. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	SIX MONTHS ENDED DECEMBER 31,
	2007	2006
Net income	$4,873,435	$4,940,536

Weighted average number of outstanding shares
Basic	15,243,193	15,147,016

Effect of dilutive securities
Employee stock options	30,590	115,186

Diluted	15,273,783	15,262,202

Earnings per share
Basic	$0.32	$0.33
Diluted	$0.32	$0.32

	THREE MONTHS ENDED DECEMBER 31,
	2007	2006
Net income	$2,464,603	$2,460,829

Weighted average number of outstanding shares
Basic	15,244,563	15,146,479

Effect of dilutive securities
Employee stock options	29,103	117,651

Diluted	15,273,666	15,264,130

Earnings per share
Basic	$0.16	$0.16
Diluted	$0.16	$0.16
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended December 31, 2007, 43,000 options were excluded from diluted EPS. For the quarter ended December 31, 2006, no options were excluded from diluted EPS.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended December 31, 2007. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 8. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax liability primarily consists of unrealized gains on trading securities as well as temporary differences in the deductibility of prepaid expenses and accrued liabilities. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities and capital loss carryovers that will expire in 2013.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at December 31, 2007, or June 30, 2007.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 11 of 23
Note 9. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it advises, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Six months ended December 31, 2007
Revenues	$26,484,433	$330,498	$26,814,931

Income before income taxes	$7,005,994	$330,134	$7,336,128

Depreciation	$140,940	$—	$140,940

Capital expenditures	$147,375	$—	$147,375

Gross identifiable assets at December 31, 2007	$31,971,527	$8,639,404	$40,610,931
Deferred tax asset			172,476

Consolidated total assets at December 31, 2007			$40,783,407

Six months ended December 31, 2006
Revenues	$24,239,785	$86,203	$24,325,988

Income before income taxes	$7,396,481	$83,176	$7,479,657

Depreciation	$116,693	$—	$116,693

Capital expenditures	$214,311	$—	$214,311

Three months ended December 31, 2007
Revenues	$14,031,165	$(167,007)	$13,864,158

Income before income taxes	$3,873,287	$(167,186)	$3,706,101

Depreciation	$71,271	$—	$71,271

Capital expenditures	$78,487	$—	$78,487

Three months ended December 31, 2006
Revenues	$12,428,638	$(10,163)	$12,418,475

Income before income taxes	$3,777,568	$(10,226)	$3,767,342

Depreciation	$58,299	$—	$58,299

Capital expenditures	$40,019	$—	$40,019

Note 10. Contingencies and Commitments
The Company continuously reviews any investor, employee or vendor complaints, and any pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel, and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements.
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

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 12 of 23
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
The Company provides advisory services to various offshore clients. The Company generally receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on an agreed-upon performance measurement The Company provided advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund, through November 30, 2007, at which time the fund was liquidated and the assets were transferred to the Meridian Global Energy and Resources Fund Ltd. The contracts between the Company and the remaining offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
At December 31, 2007, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $5.704 billion versus $4.996 billion at December 31, 2006. During the six months ended December 31, 2007, average assets under management were $5.329 billion versus $4.770 billion for the same period ended December 31, 2006. This increase was primarily due to an increase in the natural resource and foreign equity funds under management.
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
As of December 31, 2007, the Company held investments with a market value of approximately $8.6 million and a cost basis of approximately $7.7 million. The market value of these investments is approximately 21.1 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 13 of 23
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	SIX MONTHS ENDED DECEMBER 31,
Investment Income (Loss)	2007	2006

Realized gains on sales of available-for-sale securities	$34,522	—
Realized losses on sales of trading securities	(262,507)	$(4,505)
Unrealized gains on trading securities	555,402	90,005
Realized foreign currency gains	183	332
Dividend and interest income	820,943	452,929

Total Investment Income	$1,148,543	$538,761

	THREE MONTHS ENDED DECEMBER 31,
Investment Income (Loss)	2007	2006

Realized gains on sales of available-for-sale securities	$34,522	—
Realized losses on sales of trading securities	(262,507)	$911
Unrealized gains (losses) on trading securities	58,457	(11,076)
Realized foreign currency gains (losses)	183	(3)
Dividend and interest income	555,920	259,509

Total Investment Income	$386,575	$249,341

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 14 of 23
RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2007, AND 2006
The Company posted net after-tax income of $4,873,435 ($0.32 income per share) for the six months ended December 31, 2007, compared with a net after-tax income $4,940,536 ($0.33 income per share) for the six months ended December 31, 2006.
Revenues
Total consolidated revenues for the six months ended December 31, 2007, increased $2,488,943, or 10.2 percent, compared with the six months ended December 31, 2006. This increase was primarily attributable to the following:
•	Investment advisory fees increased by approximately $1,768,000 primarily as a result of increased assets under management; and

•	Investment income increased by approximately $610,000 primarily as a result of unrealized gains and dividends on corporate investments.
Expenses
Total consolidated expenses for the six months ended December 31, 2007, increased $2,632,472, or 15.6 percent, compared with the six months ended December 31, 2006. This was largely attributable to the following:
•	Compensation expense increased by approximately $1,319,000 primarily due to bonuses resulting from strong performance, as well as an increase in the number of employees;

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by approximately $470,000;

•	Omnibus fees expense increased $454,000 due to increased asset flows through broker/dealer platforms; and

•	General and administrative expenses increased by approximately $330,000 primarily due to increased consulting and conference fees.
RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2007, AND 2006
The Company posted net after-tax income of $2,464,603 ($0.16 income per share) for the three months ended December 31, 2007, compared with a net after-tax income $2,460,829 ($0.16 income per share) for the three months ended December 31, 2006.
Revenues
Total consolidated revenues for the quarter ended December 31, 2007, increased $1,445,683, or 11.6 percent, compared with the quarter ended December 31, 2006. This increase was primarily attributable to the following:
•	Investment advisory fees increased by approximately $1,258,000 primarily as a result of increased assets under management; and

•	Investment income increased by approximately $137,000 primarily as a result of unrealized gains and dividends on corporate investments.
Expenses
Total consolidated expenses for the quarter ended December 31, 2007, increased $1,506,924, or 17.4 percent, compared with the quarter ended December 31, 2006. This was largely attributable to the following:
•	Compensation expense increased by approximately $518,000 primarily due to bonuses resulting from strong performance, as well as an increase in the number of employees;

•	Omnibus fees increased $486,000 due to increased asset flows through broker/dealer platforms; and

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by approximately $302,000.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 15 of 23
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2007, the Company had net working capital (current assets minus current liabilities) of approximately $31.0 million and a current ratio (current assets divided by current liabilities) of 6.3 to 1. With approximately $22.8 million in cash and cash equivalents and approximately $8.6 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $34.9 million, with cash, cash equivalents, and marketable securities comprising 77.0% of total assets.
As of December 31, 2007, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The covenants include (1) liquidity of $1 million or more in cash, cash equivalents and marketable equity securities, and (2) a debt to equity ratio of .75 or less. As of December 31, 2007, this credit facility remained unutilized by the Company.
Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on
February 28, 2008, and May 31, 2008, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts. As previously stated, the Company provided advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund, through November 30, 2007, at which time the fund was liquidated and the assets were transferred to the Meridian Global Energy and Resources Fund Ltd. The contracts between the Company and the remaining offshore clients expire periodically and management anticipates that its offshore clients will renew their contracts.
ACCOUNTING PRONOUNCEMENTS
The Company is subject to extensive and often complex, overlapping and frequently changing governmental regulation and accounting oversight. Moreover, financial reporting requirements, such as those listed below, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused considerable attention and resources on meeting these reporting requirements, interpretations by regulatory or accounting agencies that differ from those of the Company could negatively impact financial results.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations for the quarter ended December 31, 2007. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2003 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.
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
In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (EITF 06-11). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 16 of 23
paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management is currently evaluating EITF No. 06-11 and its impact on the financial statements, if any.
CRITICAL ACCOUNTING POLICIES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2007.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 17 of 23
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
The table below summarizes the Company’s equity price risks as of December 31, 2007, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated
			Fair Value after	Increase
		Hypothetical	Hypothetical	(Decrease) in
	Fair Value at	Percentage	Percent	Shareholders’
	December 31, 2007	Change	Change	Equity, Net of Tax

Trading Securities[1]	$7,216,387	25% increase	$9,020,484	$1,190,704
		25% decrease	$5,412,290	$(1,190,704)
Available-for-Sale[2]	$1,399,947	25% increase	$1,749,933	$230,991
		25% decrease	$1,049,960	$(230,991)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 18 of 23
PART II. OTHER INFORMATION
ITEM 1a. Risk Factors
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes since fiscal year end to the risk factors listed therein.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended December 31, 2007.
ITEM 6. Exhibits
1. Exhibits
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
December 31, 2007, Quarterly Report on Form 10-Q	Page 19 of 23
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: February 8, 2008	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: February 8, 2008	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer