Form 10-Q
period 2008-03-31
U S GLOBAL INVESTORS INC
filed 2008-05-09
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928
U.S. Global Investors, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

7900 Callaghan Road	78229-1234
San Antonio, Texas	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
On April 30, 2008, there were 13,816,341 shares of Registrant’s class A nonvoting common stock issued and 13,156,785 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,095,207 shares of Registrant’s class C common stock issued and outstanding.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 1 of 21
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	MARCH 31,	JUNE 30,
	2008	2007
	(UNAUDITED)
Current Assets

Cash and cash equivalents	$23,150,313	$14,854,420
Trading securities, at fair value	6,681,328	6,334,474
Receivables
Mutual funds	5,100,729	4,739,763
Offshore clients	256,268	9,914,773
Employees	19,860	4,638
Other	127,837	7,382
Prepaid expenses	921,894	767,779

Total Current Assets	36,258,229	36,623,229

Net Property and Equipment	2,210,340	2,260,288

Other Assets
Deferred tax asset, long term	324,747	53,023
Investment securities available-for-sale, at fair value	1,017,914	856,573

Total Other Assets	1,342,661	909,596

Total Assets	$39,811,230	$39,793,113

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 2 of 21
Liabilities and Shareholders’ Equity

	MARCH 31,	JUNE 30,
	2008	2007
	(UNAUDITED)
Current Liabilities
Accounts payable	$221,120	$272,564
Accrued compensation and related costs	908,098	3,356,488
Deferred tax liability	316,811	338,511
Other accrued expenses	2,492,256	4,730,348

Total Current Liabilities	3,938,285	8,697,911

Total Liabilities	3,938,285	8,697,911

Shareholders’ Equity
Common stock (class A) — $.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,816,341 and 13,620,625 shares at March 31, 2008, and June 30, 2007, respectively	345,409	340,516
Common stock (class B) — $.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $.025 par value; voting; authorized, 3,500,000 shares; issued, 2,095,207 and 2,290,923 shares at March 31, 2008, and June 30, 2007, respectively	52,380	57,273
Additional paid-in-capital	13,753,141	13,352,728
Treasury stock, class A shares at cost; 662,182 and 672,867 shares at March 31, 2008, and June 30, 2007, respectively	(1,589,564)	(1,640,792)
Accumulated other comprehensive loss, net of tax	(376,850)	(5,589)
Retained earnings	23,688,429	18,991,066

Total Shareholders’ Equity	35,872,945	31,095,202

Total Liabilities and Shareholders’ Equity	$39,811,230	$39,793,113

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 3 of 21
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues
Investment advisory fees	$31,769,252	$29,859,339	$10,312,967	$10,170,685
Transfer agent fees	6,321,165	5,533,812	2,137,967	1,566,580
Investment income (loss)	922,704	1,214,804	(225,838)	676,043
Other	66,751	162,395	40,312	31,054

	39,079,872	36,770,350	12,265,408	12,444,362
Expenses
Employee compensation and benefits	9,523,694	7,740,655	2,990,559	2,526,898
General and administrative	4,914,361	5,017,991	1,486,761	1,931,148
Subadvisory fees	7,002,339	6,650,293	2,143,811	2,261,348
Platform fees	6,577,569	5,606,015	2,304,349	1,786,687
Advertising	378,578	359,318	133,665	138,553
Depreciation	212,328	178,695	71,388	62,002

	28,608,869	25,552,967	9,130,533	8,706,636

Income Before Income Taxes	10,471,003	11,217,383	3,134,875	3,737,726

Provision for Federal Income Taxes
Tax expense	3,474,906	3,864,574	1,012,213	1,325,453

Net Income	6,996,097	7,352,809	2,122,662	2,412,273

Other comprehensive (loss), net of tax

Unrealized losses on available-for-sale securities	(371,188)	(34,931)	(354,193)	(368,563)

Comprehensive Income	$6,624,909	$7,317,878	$1,768,469	$2,043,710

Basic Net Income per Share	$0.46	$0.49	$0.14	$0.16

Diluted Net Income per Share	$0.46	$0.48	$0.14	$0.16

Basic weighted average number of common shares outstanding	15,244,722	15,154,880	15,247,780	15,170,608

Diluted weighted average number of common shares outstanding	15,273,797	15,233,298	15,275,900	15,250,360
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 4 of 21
Consolidated Statements of Cash Flows (Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$6,996,097	$7,352,809

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212,328	178,695
Net recognized (gain) loss on securities	167,639	(684,115)
Loss on disposal of fixed assets	388	—
Provision for deferred taxes	(102,279)	357,566
Stock bonuses	47,219	—
SFAS 123R compensation expense	242,775	35,391

Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	9,161,862	5,712,092
Prepaid expenses and other	(154,115)	(625,555)
Trading securities	(611,268)	(941,189)
Accounts payable and accrued expenses	(4,737,926)	(4,696,824)

Total adjustments	4,226,623	(663,939)

Net Cash Provided by Operations	11,222,720	6,688,870

Cash Flows from Investing Activities
Purchase of property and equipment	(162,768)	(284,089)
Purchase of available-for-sale securities	(744,257)	(2,072,532)
Proceeds on sale of available-for-sale securities	117,284	1,707,211

Net Cash Used in Investing Activities	(789,741)	(649,410)

Cash Flow from Financing Activities
Purchase of treasury stock	—	(709,231)
Proceeds from issuance or exercise of stock and options	—	537,089
Benefit from tax deduction in excess of stock-based compensation cost	—	465,239
Treasury stock issued	161,648	124,843
Dividends paid	(2,298,734)	(3,715,084)

Net Cash Used in Financing Activities	(2,137,086)	(3,297,144)

Net Increase in Cash and Cash Equivalents	8,295,893	2,742,316

Beginning Cash and Cash Equivalents	14,854,420	10,056,043

Ending Cash and Cash Equivalents	$23,150,313	$12,798,359

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 5 of 21
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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire year.
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
Note 3. Investments
As of March 31, 2008, the Company held investments with a market value of approximately $7.7 million and a cost basis of approximately $7.9 million. The market value of these investments is approximately 19.3 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
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

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 6 of 21
The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2008, and June 30, 2007.

				Unrealized holding
				losses on available-
			Unrealized	for-sale securities,
Securities	Market Value	Cost	Gain (Loss)	net of tax

Trading[1]	$6,681,328	$6,312,242	$369,086
Available for sale[2]	1,017,914	1,588,899	(570,985)	$(376,850)

Total at March 31, 2008	$7,699,242	$7,901,141	$(201,899)

Trading[1]	$6,334,474	$5,990,256	$344,218
Available for sale[2]	856,573	865,152	(8,579)	$(5,589)

Total at June 30, 2007	$7,191,047	$6,855,408	$335,639

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended March 31, 2008, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	NINE MONTHS ENDED MARCH 31,
Investment Income (Loss)	2008	2007

Realized gains on sales of available-for-sale securities	$96,774	$454,388
Realized gains (losses) on sales of trading securities	(264,413)	229,727
Unrealized gains (losses) on trading securities	24,868	(147,032)
Realized foreign currency gains (losses)	(21,045)	1,900
Dividend and interest income	1,086,520	675,821

Total Investment Income	$922,704	$1,214,804

	THREE MONTHS ENDED MARCH 31,
Investment Income (Loss)	2008	2007

Realized gains on sales of available-for-sale securities	$62,253	$454,388
Realized gains (losses) on sales of trading securities	(1,907)	234,232
Unrealized losses on trading securities	(530,534)	(237,036)
Realized foreign currency gains (losses)	(21,228)	1,568
Dividend and interest income	265,578	222,891

Total Investment Income (Loss)	$(225,838)	$676,043

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 7 of 21
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
Substantially all of the cash and cash equivalents included in the balance sheet at March 31, 2008, and June 30, 2007, are invested in USGIF money market funds.
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several funds within USGIF funds and one USGAF fund through November 1, 2008, and February 28, 2009, respectively, or such later date as the Company determines in order to maintain competitive yields and to allow assets to grow in newer funds. The aggregate fees waived and expenses borne by the Company for the nine months ended March 31, 2008, and March 31, 2007, were $1,168,234, and $920,149, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2009, and May 31, 2008, respectively. Management anticipates the trustees of both USGIF and USGAF will renew the contracts.
Investment advisory fees for the SEC-registered funds totaled $29,456,383 and $27,185,386 for the nine months ended March 31, 2008, and March 31, 2007, respectively. Transfer agency fees totaled $6,321,165 and $5,533,812 for the nine months ended March 31, 2008, and March 31, 2007, respectively.
The Company provides advisory services for several offshore clients and receives monthly advisory fees based on the net asset values of each client, and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees totaling $2,312,869 and $2,673,953 for the nine months ended March 31, 2008, and March 31, 2007, respectively.
The performance fees for these clients are calculated and recorded quarterly or annually in accordance with the terms of the advisory agreement. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes serves as a director of each of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities, mailroom operations, as well as investment income.
Note 5. Borrowings
As of March 31, 2008, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The covenants include (1) liquidity of $1 million or more in cash, cash equivalents and marketable equity securities, and (2) a debt to equity ratio of 0.75 or less. As of March 31, 2008, this credit facility remained unutilized by the Company.
Note 6. Stock-Based Compensation
Beginning in fiscal year 2006, with the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the nine months ended March 31, 2008, and March 31, 2007, respectively, was $242,347 and $35,391. In addition, $12,500 is charged to executive deferred stock compensation quarterly and will continue through June 30, 2008 As of March 31, 2008, and March 31, 2007, respectively, there was approximately $519,570 and $9,855 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 8 of 21
Stock compensation plans
The Company’s stock option plans provide for the granting of either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about the Company’s stock option plans for the nine months ended March 31, 2008.

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
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	NINE MONTHS ENDED MARCH 31,
	2008	2007
Net income	$6,996,097	$7,352,809

Weighted average number of outstanding shares
Basic	15,244,722	15,154,880

Effect of dilutive securities
Employee stock options	29,075	78,418

Diluted	15,273,797	15,233,298

Earnings per share
Basic	$0.46	$0.49
Diluted	$0.46	$0.48

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Net income	$2,122,662	$2,412,273

Weighted average number of outstanding shares
Basic	15,247,780	15,170,608
Effect of dilutive securities
Employee stock options	28,120	79,752

Diluted	15,275,900	15,250,360

Earnings per share
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 9 of 21
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended March 31, 2008, 43,000 options were excluded from diluted EPS. For the quarter ended March 31, 2007, no options were excluded from diluted EPS.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended March 31, 2008. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
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
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at March 31, 2008, or June 30, 2007.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 10 of 21
Note 9. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it advises, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Nine months ended March 31, 2008
Revenues (loss)	$39,237,328	$(157,456)	$39,079,872

Income (loss) before income taxes	$10,647,311	$(176,308)	$10,471,003

Depreciation	$212,328	$—	$212,328

Capital expenditures	$162,768	$—	$162,768

Gross identifiable assets at March 31, 2008	$31,706,611	$7,779,872	$39,486,483

Deferred tax asset			$324,747

Consolidated total assets at March 31, 2008			$39,811,230

Nine months ended March 31, 2007
Revenues (loss)	$36,230,637	$539,713	$36,770,350

Income (loss) before income taxes	$10,690,426	$526,957	$11,217,383

Depreciation	$178,695	$—	$178,695

Capital expenditures	$284,089	$—	$284,089

Three months ended March 31, 2008
Revenues	$12,753,362	$(487,954)	$12,265,408

Income before income taxes	$3,641,318	$(506,443)	$3,134,875

Depreciation	$71,388	$—	$71,388

Capital expenditures	$15,392	$—	$15,392

Three months ended March 31, 2007
Revenues	$11,990,853	$453,509	$12,444,362

Income before income taxes	$3,293,946	$443,780	$3,737,726

Depreciation	$62,002	$—	$62,002

Capital expenditures	$69,778	$—	$69,778

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

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 11 of 21
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
U.S. Global has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including: (1) the volatile and competitive nature of the investment management industry, (2) changes in domestic and foreign economic conditions, (3) the effect of government regulation on the Company’s business, and (4) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.
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
At March 31, 2008, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $5.314 billion versus $4.860 billion at March 31, 2007. During the nine months ended March 31, 2008, average assets under management were $5.382 billion versus $4.790 billion for the same period ended March 31, 2007. This increase was primarily due to an increase in the natural resource and foreign equity funds under management.
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
As of March 31, 2008, the Company held investments with a market value of approximately $7.7 million and a cost basis of approximately $7.9 million. The market value of these investments is approximately 19.3 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 12 of 21
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	NINE MONTHS ENDED MARCH 31,
Investment Income (Loss)	2008	2007

Realized gains on sales of available-for-sale securities	$96,774	$454,388
Realized gains (losses) on sales of trading securities	(264,413)	229,727
Unrealized gains (losses) on trading securities	24,868	(147,032)
Realized foreign currency gains (losses)	(21,045)	1,900
Dividend and interest income	1,086,520	675,821

Total Investment Income	$922,704	$1,214,804

	THREE MONTHS ENDED MARCH 31,
Investment Income (Loss)	2008	2007

Realized gains on sales of available-for-sale securities	$62,253	$454,388
Realized gains (losses) on sales of trading securities	(1,907)	234,232
Unrealized losses on trading securities	(530,534)	(237,036)
Realized foreign currency gains (losses)	(21,228)	1,568
Dividend and interest income	265,578	222,891

Total Investment Income (Loss)	$(225,838)	$676,043

RESULTS OF OPERATIONS — NINE MONTHS ENDED MARCH 31, 2008, AND 2007
The Company posted net after-tax income of $6,996,097 ($0.46 income per share) for the nine months ended March 31, 2008, compared with a net after-tax income $7,352,809 ($0.49 income per share) for the nine months ended March 31, 2007.
Revenues
Total consolidated revenues for the nine months ended March 31, 2008, increased $2,309,522, or 6.3 percent, compared with the nine months ended March 31, 2007. This increase was primarily attributable to the following:
•	Investment advisory fees increased by approximately $1,910,000 primarily as a result of increased assets under management; and

•	Transfer agent fees increased by approximately $787,000 primarily as a result of a new transfer agency agreement with USGIF and USGAF effective April 1, 2007.
Expenses
Total consolidated expenses for the nine months ended March 31, 2008, increased $3,055,902, or 12.0 percent, compared with the nine months ended March 31, 2007. This was largely attributable to the following:
•	Compensation expense increased by approximately $1,783,000 primarily due to performance-based bonuses, as well as an increase in the number of employees;

•	Platform fees increased by approximately $972,000 due to increased asset flows through broker/dealer platforms; and

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by approximately $352,000.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 13 of 21
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2008, AND 2007
The Company posted net after-tax income of $2,122,662 ($0.14 income per share) for the three months ended March 31, 2008, compared with a net after-tax income $2,412,273 ($0.16 income per share) for the three months ended March 31, 2007.
Revenues
Total consolidated revenues for the quarter ended March 31, 2008, decreased $178,954, or 1.4 percent, compared with the quarter ended March 31, 2007. This decrease was primarily attributable to the following:
•	Investment income decreased by approximately $902,000 primarily as a result of higher unrealized gains and dividends on corporate investments in the comparative period;

•	Transfer agent fees increased by approximately $571,000 primarily due to the new transfer agency agreement which incorporates transition and activity-based fees; and

•	Investment advisory fees increased by approximately $142,000 primarily as a result of increased assets under management.
Expenses
Total consolidated expenses for the quarter ended March 31, 2008, increased $423,897, or 4.9 percent, compared with the quarter ended March 31, 2007. This was largely attributable to the following:
•	Platform fees increased approximately $518,000 due to increased asset flows through broker/dealer platforms.

•	Compensation expense increased by approximately $464,000 primarily due to an increase in the number of employees, as well as an increase in selective salaries to remain competitive with current market conditions.

•	These increases were offset by general and administrative expenses, which decreased by approximately $444,000 primarily due to lower consulting fees, travel expenses and legal fees.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2008, the Company had net working capital (current assets minus current liabilities) of approximately $32.3 million and a current ratio (current assets divided by current liabilities) of 9.2 to 1. With approximately $23.2 million in cash and cash equivalents and approximately $7.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $35.9 million, with cash, cash equivalents, and marketable securities comprising 77.5% of total assets.
As of March 31, 2008, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2008, this credit facility remained unutilized by the Company.
Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on February 28, 2009, and May 31, 2008, respectively. Management anticipates the board of trustees of both USGIF and USGAF will renew the contracts. As previously stated, the Company provided advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund, through November 30, 2007, at which time the fund was liquidated and the assets were transferred to the Meridian Global Energy and Resources Fund Ltd. The contracts between the Company and the remaining offshore clients expire periodically and management anticipates that its offshore clients will renew their contracts.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109,

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 14 of 21
“Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations for the quarter ended March 31, 2008. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2003 through 2006 remain open to examination by the tax jurisdictions to which the Company is subject.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 157 will have on its financial position and results of operation.
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
In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management is currently evaluating EITF No. 06-11 and its impact on the financial statements, if any.
CRITICAL ACCOUNTING POLICIES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2007.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 15 of 21
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
The table below summarizes the Company’s equity price risks as of March 31, 2008, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated
			Fair Value after	Increase
		Hypothetical	Hypothetical	(Decrease) in
	Fair Value at	Percentage	Percent	Shareholders’
	March 31, 2008	Change	Change	Equity, Net of Tax

Trading Securities[1]	$6,681,328	25% increase	$8,351,660	$1,102,419
		25% decrease	$5,010,996	$(1,102,419)
Available-for-Sale[2]	$1,017,914	25% increase	$1,272,392	$167,956
		25% decrease	$763,435	$(167,956)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

The selected hypothetical change does not reflect what could be considered best or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 16 of 21
PART II. OTHER INFORMATION
ITEM 1a. Risk Factors
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2007. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended March 31, 2008.
ITEM 6. Exhibits
1. Exhibits
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
March 31, 2008, Quarterly Report on Form 10-Q	Page 17 of 21
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: May 9, 2008	BY:	/s/ Frank E. Holmes

Frank E. Holmes
Chief Executive Officer

DATED: May 9, 2008	BY:	/s/ Catherine A. Rademacher

Catherine A. Rademacher
Chief Financial Officer