Form 10-K
period 2008-06-30
U S GLOBAL INVESTORS INC
filed 2008-09-11
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2008
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
Yes ☐     No ☑
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of the 7,382,729 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $121,741,201, based on the last sale price quoted on NASDAQ (adjusted for the split) as of December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 20,767 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2007 (based on the last sale price of the class C common stock in a private transaction) was $10,383.50. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
On August 22, 2008, there were 13,817,269 shares of Registrant’s class A nonvoting common stock issued and 13,169,461 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,094,279 shares of Registrant’s class C common stock issued and outstanding.
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
U.S. Global, a Texas corporation organized in 1968, is a registered investment adviser under the Investment Advisers Act of 1940. The Company and its subsidiaries are principally engaged in the business of providing investment advisory and other services to U.S. Global Investors Funds (“USGIF”) and U.S. Global Accolade Funds (“USGAF”), both Massachusetts business trusts (collectively, the “Trusts” or “Funds”), as well as offshore clients. USGIF and USGAF are investment companies offering shares of nine and four mutual funds, respectively, on a no-load basis.
As part of the mutual fund management business, the Company provides: (1) investment advisory services; (2) transfer agency and record keeping services; (3) mailing services; and (4) distribution services, through its wholly owned broker-dealer, to mutual funds advised by the Company. The fees from investment advisory and transfer agent services, as well as investment income, are the primary sources of the Company’s revenue.
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
The Company also manages, supervises, and conducts certain other affairs of USGIF and USGAF, subject to the control of the Funds’ boards of trustees. It provides office space, facilities, and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensate all personnel, officers, directors, and interested trustees of the Funds if such persons are also employees of the Company or its affiliates.

However, the Funds are required to reimburse the Company for a portion of the compensation of the Company’s employees who perform certain state and federal securities law regulatory compliance work on behalf of the Funds based upon an agreed upon allocation of the employee’s compensation or on the time spent on such matters. The Company is responsible for costs associated with marketing Fund shares to the extent not otherwise covered by a distribution plan adopted pursuant to Investment Company Act Rule 12b-1 (“12b-1 Plan”).
As required by the Investment Company Act of 1940, the Advisory Agreements with USGIF and USGAF are subject to annual renewal and are terminable upon 60-day notice. The boards of trustees of USGIF and USGAF will meet to consider renewal of the applicable agreements in February and May 2009, respectively. Management anticipates that these Advisory Agreements will be renewed.
In addition to providing management and transfer agent services to USGIF and USGAF, the Company provides advisory services to three offshore clients.
Net assets under management at June 30, 2008, and 2007, are detailed in the following table.

Assets Under Management (AUM)
			AUM	AUM
			at June 30, 2008	at June 30, 2007
Fund	Ticker	Category	(in thousands)	(in thousands)
U.S. Global Investors Funds
All American Equity	GBTFX	Large cap core	$26,485	$23,589
China Region Opportunity	USCOX	China region	81,560	93,787
Global Resources	PSPFX	Natural resources	2,005,399	1,382,845
Gold and Precious Metals	USERX	Gold oriented	258,708	178,488
Near-Term Tax Free	NEARX	Short / intermediate municipal debt	13,584	13,354
Tax Free	USUTX	General municipal debt	18,333	15,899
U.S. Government Securities Savings	UGSXX	U.S. Government money market	445,239	468,777
U.S. Treasury Securities Cash	USTXX	U.S. Government money market	111,914	115,234
World Precious Minerals	UNWPX	Gold and precious minerals	948,348	924,820
U.S. Global Accolade Funds
Eastern European	EUROX	Emerging markets	1,335,768	1,393,152
Global Emerging Markets	GEMFX	Emerging markets	37,743	40,040
Holmes Growth	ACBGX	Mid-cap growth	61,482	63,182
Global MegaTrends	MEGAX	Large-cap growth	47,519	16,197

Total SEC-Registered Funds			5,392,082	4,729,364
Other Advisory Clients			360,763	299,578

Total AUM			$5,752,845	$5,028,942

Transfer Agent and Other Services. The Company’s wholly owned subsidiary, United Shareholder Services, Inc. (“USSI”), is a transfer agent registered under the Securities Exchange Act of 1934, providing transfer agency and printing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company’s fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.
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
The transfer agency agreements with USGIF and USGAF are subject to renewal on an annual basis and are terminable upon 60-day notice. The boards of trustees of USGIF and USGAF will meet to consider renewal of the applicable agreements in February and May 2009, respectively. Management anticipates that these transfer agency agreements will be renewed.
Brokerage Services. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), formerly known as the National Association of Securities Dealers (“NASD”), the Securities and Exchange Commission (“SEC”), and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing USGIF and USGAF fund shares. USGB is the distributor for USGIF and USGAF fund shares.
Mailing Services. A&B Mailers, Inc., now known as USSI Mailers, was dissolved during fiscal year 2008 and its operation was rolled into USSI. USSI Mailers provides mail-handling services to various entities; its primary customers include the Company in connection with its efforts to promote the funds and the Company’s investment company clients in connection with required mailings.
     Corporate Investments
Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account.
     Employees
As of June 30, 2008, U.S. Global and its subsidiaries employed 84 full-time employees and 9 part-time employees; as of June 30, 2007, it employed 76 full-time employees and 6 part-time employees. The Company considers its relationship with its employees to be good.
     Competition
The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2007 there were approximately 8,000 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted Rule 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGAF is a trust with no-load funds that has adopted 12b-1 plans. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF and USGAF funds, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.
In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.
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
Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the funds effectively. Sales of fund shares generate management fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts and the activity in those accounts). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.
Furthermore, the Company acts as an investment adviser to three offshore funds. Despite the Company’s expertise in gold mining and exploration and natural resources, the Company faces the same obstacle many advisers face, namely uncovering undervalued investment opportunities as the markets face further uncertainty and increased volatility. In addition, the growing number of alternative investments, especially in specialized areas, has created pressure on the profit margins and increased competition for available investment opportunities.
     Supervision and Regulation
The Company, USSI, USGB, and the investment companies the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the funds will not have a material adverse effect on its business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.
Recent and accelerating regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the mutual fund industry and the capital markets. This momentum of new regulations has contributed significantly to the costs of managing and administering mutual funds.
U.S. Global Investors, Inc. is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, and the SEC’s regulations there under, as well as to examination by the SEC’s staff. The Investment Advisers Act of 1940 imposes substantive regulation on virtually all aspects of our business and relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The funds for which the Company acts as the investment adviser are registered with the SEC under the Investment Company Act of 1940, as amended. The Investment Company Act of 1940 imposes additional obligations, including detailed operational requirements for both the funds and their advisers.

Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Investment Advisers Act of 1940 and the Investment Company Act 1940 regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of the Company, or the funds which the Company advises, to comply with the requirements of the SEC could have a material adverse effect on us.
USGB is subject to regulation by the SEC under the 1934 Act and regulation by FINRA (formerly known as the NASD), a self-regulatory organization composed of other registered broker-dealers. U.S. Global, USSI and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.
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
In addition, the Company is also dependent on its relationships with its offshore clients. Even though the Company views its relationship with its offshore clients as stable, the Company could be adversely affected if these relationships ended.
     Available Information
Available Information. The Company’s internet website address is www.usfunds.com. Information contained on the Company’s website is not part of this annual report on Form 10-K. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with (or furnished to) the Securities and Exchange Commission are available on the Company’s internet website, free of charge, soon after such material is filed or furnished. (The SEC filings can be found by clicking “About the Advisor” followed by “Financial Reports.”)
The Company also posts its corporate governance guidelines, code of business conduct, code of ethics for chief executive and financial officers, and the charters of the audit and compensation/options committees of its board of directors on the same website (in the “Compliance / Policies” section). The Company’s SEC filings and governance documents are available in print to any stockholder that makes a written request to, Terry Badger, Director of Communications, U.S. Global Investors, Inc., 7900 Callaghan Road, San Antonio, Texas 78229.
The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
The Company faces a variety of significant and diverse risks, many of which are inherent in the business. Described below are certain risks that could materially affect the Company. Other risks and uncertainties that the Company does not presently consider to be material, or of which the Company is not presently aware, may become important factors that affect it in the future. The occurrence of any of the risks discussed below could materially and adversely affect the business, prospects, financial condition, results of operations or cash flow.
     The investment management business is intensely competitive.
Competition in the investment management business is based on a variety of factors, including:
•	Investment performance;

•	Investor perception of an investment team’s drive, focus and alignment of interest with them;

•	Quality of service provided to, and duration of relationships with, clients and shareholders;

•	Business reputation; and

•	Level of fees charged for services.
The Company competes with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. Competitive risk is heightened by the fact that some competitors may invest according to different investment styles or in alternative asset classes which the markets may perceive as more attractive than the Company’s investment approach. If the Company is unable to compete effectively, revenues and earnings may be reduced, and the business could be materially affected.
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
The Company’s clients can terminate their agreements with the Company on short notice, which may lead to unexpected declines in revenue and profitability.
The Company’s investment advisory agreements are generally terminable on short notice and subject to annual renewal. The Company’s clients can terminate their relationships with us, or reduce the aggregate amount of assets under management, for a number of reasons, including investment performance, financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tend to result in decreased investments in the funds managed by the Company, increased withdrawals from the funds, and the loss of shareholders in the funds. If the Company’s investment advisory agreements are terminated, which may occur in a short time frame, the Company may experience a decline in revenues and profitability.

Difficult market conditions can adversely affect the Company by reducing the market value of the assets we manage or causing shareholders to make significant redemptions.
The Company would be expected to generate lower revenues in a declining stock market or general economic downturn. Under the Company’s advisory fee arrangements, the fees received are primarily based on the market value of assets under management. Accordingly, a decline in the price of securities held in the funds would be expected to cause revenues and net income to decline, which would result in lower advisory fees; or cause increased shareholder redemptions in favor of investments they perceive as offering greater opportunity or lower risk, which redemptions would also result in lower advisory fees.
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
The market price and trading volume of the Company’s class A common stock may be volatile, which could result in rapid and substantial losses for the Company’s stockholders.
The market price of the Company’s class A common stock may be volatile and the trading volume may fluctuate, causing significant price variations to occur. If the market price of the Company’s class A common stock declines significantly, stockholders may be unable to sell their shares at or above their purchase price. The Company cannot assure that the market price of its class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of the Company’s class A common stock, or result in fluctuations in price or trading volume include:
•	Decreases in assets under management;

•	Variations in quarterly and annual operating results;

•	Publication of research reports about the Company or the investment management industry;

•	Departures of key personnel;

•	Adverse market reactions to any indebtedness the Company may incur, acquisitions or disposals the Company may make, or securities the Company may issue in the future;

•	Changes in market valuations of similar companies;

•	Changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting the business, or enforcement of these laws and regulations, or announcements relating to these matters;

•	Adverse publicity about the asset management industry, generally, or individual scandals, specifically; and

•	General market and economic conditions.
The market price of the Company’s class A common stock could decline due the large number of shares of the Company’s class C common stock eligible for future sale upon conversion to class A shares.
The market price of the Company’s class A common stock could decline as a result of sales of a large number of shares of class A common stock eligible for future sale upon the conversion of class C shares, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to raise additional capital by selling equity securities in the future, at a time and price the Company deems appropriate.
Failure to comply with government regulations could result in fines, which could cause the Company’s earnings and stock price to decline.
The Company and its subsidiaries are subject to a variety of federal securities laws and agencies, including, but not limited to, the Investment Advisers Act of 1940, as amended, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act of 1999, the Bank Secrecy Act of 1970, as amended, the USA PATRIOT Act of 2001, the SEC, FINRA and NASDAQ. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.
Increased regulatory and legislative actions and reforms could increase costs and negatively impact the Company’s profitability and future financial results.
During the past seven years, the federal securities laws have been substantially augmented and made significantly more complex by the Sarbanes-Oxley Act of 2002 and USA PATRIOT Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the Sarbanes-Oxley Act of 2002. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry may negatively impact earnings by increasing the Company’s costs of dealing in the financial markets.
The Company intends to pay regular dividends to its stockholders, but the ability to do so is subject to the discretion of the board of directors.
The Company intends to pay cash dividends on a monthly basis, but the board of directors, at its discretion, may decrease the level or frequency of dividends or discontinue payment of dividends entirely based on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

Part II of Annual Report on Form 10-K
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Market Information
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
The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2008, and 2007. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

Sales Price (Restated for Stock Split in March 2007)
	2008		2007
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	26.33	18.22	17.41	8.77
Second quarter (12/31)	24.50	14.80	36.31	11.28
Third quarter (3/31)	17.95	12.31	34.95	17.49
Fourth quarter (6/30)	20.20	12.41	34.90	19.98
     Holders
On August 22, 2008, there were approximately 192 holders of record of class A common stock, no holders of record of class B common stock, and 53 holders of record of class C common stock.
     Dividends
On March 29, 2007, a two-for-one stock split became effective and shareholders of record were paid a $0.25 per share dividend (post-split). The board then authorized a dividend of $0.01 per share per month beginning in June 2007. The board authorized an increase to $0.02 per share per month beginning in October 2007. The dividend is payable on class A and class C shares. The monthly dividend is authorized through December 2008 and will be considered for continuation at that time by the board. Prior to 2007, the Company had not paid cash dividends on its class C common stock during the previous twenty-two fiscal years and had never paid dividends on its class A common stock.

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.
     Purchases of equity securities by the issuer
The Company may repurchase stock from employees. There were no repurchases of class A, B or class C common stock during the fiscal year ended June 30, 2008.

     Company Performance Presentation
The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index and the American Stock Exchange Gold BUGS Index (HUI) for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2003, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

     Item 6. Selected Financial Data
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K. The selected financial data as of June 30, 2004, through June 30, 2008, and the years then ended, is derived from the Company’s Consolidated Financial Statements, which were audited by BDO Seidman, LLP, independent registered public accountants. Earnings per share have been restated for prior years to reflect the stock split that occurred in March 2007 and for all other information included throughout the document.

Selected	Year ended June 30,
Financial Data	2008	2007	2006	2005	2004
Revenues	$56,039,247	$58,603,637	$44,853,588	$16,981,339	$12,983,500
Expenses	39,457,020	37,257,889	28,986,248	14,744,897	10,141,019

Income before income taxes	16,582,227	21,345,748	15,867,340	2,236,442	2,842,481
Income tax expense	5,745,417	7,586,499	5,431,978	789,971	675,839

Net income	$10,836,810	$13,759,249	$10,435,362	$1,446,471	$2,166,642
Basic income per share	0.71	0.91	0.69	0.10	0.15
Working capital	35,309,228	27,925,318	18,275,909	7,078,554	5,267,573
Total assets	45,494,619	39,793,113	29,046,853	12,102,515	9,356,596
Dividends per common share	0.21	0.26	—	—	—
Shareholders’ equity	39,233,744	31,095,202	20,543,211	9,903,088	8,485,346
Net cash provided by operations	14,309,886	8,867,278	5,532,505	986,120	2,669,928
Net cash provided by (used in) investing activities	(1,180,602)	(746,787)	265,053	(67,634)	(30,328)
Net cash provided by (used in) financing activities	(2,848,629)	(3,322,114)	444,307	64,016	(970,167)

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
     Business Segments
U.S. Global, with principal operations located in San Antonio, Texas, manages two business segments.
First, the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and second, the Company invests for its own account in an effort to add growth and value to its cash position. For more details on the results of our core operations, see Note 14 — Financial Information by Business Segment.
The Company generates substantially all its operating revenues from the investment management of products and services for USGIF, USGAF (collectively, the “Funds”) and three offshore clients. Although the Company generates the majority of its revenues from its investment advisory segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2008, the Company held approximately $8.2 million in investments, comprising 18.1% of its total assets. The following is a brief discussion of the Company’s two business segments.
     Investment Management Products and Services
Investment management revenues are largely dependent on the total value and composition of assets under management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. During fiscal year 2008, average assets under management increased 12.2% to $5.437 billion, primarily due to significant increases in the natural resource and foreign equity funds under management through both net inflows and market appreciation.

Average Assets under Management
(Dollars in Millions)
	2008	2007	% Change	2007	2006	% Change
USGIF — Money Market	$586	$564	4.0%	$564	$526	7.2%
USGIF — Other	2,989	2,558	16.8%	2,558	1,630	56.9%

USGIF — Total	3,575	3,122	14.5%	3,122	2,156	44.8%
USGAF	1,550	1,488	4.2%	1,488	1,286	15.7%

Total SEC-Registered Funds	5,125	4,610	11.2%	4,610	3,442	33.9%
Other Advisory Clients	312	236	32.2%	236	61	286.9%

Average Assets Under Management	$5,437	$4,846	12.2%	$4,846	$3,503	38.3%

     Investment Activities
Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.
The following summarizes the market value, cost and unrealized gain or loss on investments as of June 30, 2008, and June 30, 2007.

				Unrealized holding
				gains on
				available-for-sale
			Unrealized Gain	securities, net of
Securities	Market Value	Cost	(Loss)	tax

Trading [1]	$6,991,843	$6,275,478	$716,365	N/A
Available for sale [2]	1,246,769	1,739,795	(493,026)	$(325,397)

Total at June 30, 2008	$8,238,612	$8,015,273	$223,339

Trading [1]	$6,334,474	$5,990,256	$344,218	N/A
Available for sale [2]	856,573	865,152	(8,579)	$(5,589)

Total at June 30, 2007	$7,191,047	$6,855,408	$335,639

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
As of June 30, 2008, and 2007, the Company held approximately $2.4 million and $2.0 million, respectively, in investments other than USGIF, USGAF and offshore clients the Company advises.
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
Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2008, 2007, and 2006, the Company had net realized gains (losses) of approximately $(152,323), $737,000, and $828,000, respectively. The Company expects that gains or losses will continue to fluctuate in the future.

     Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2008	2007	% Change	2007	2006	% Change
Net income (in thousands)	$10,837	$13,759	(21.2%)	$13,759	$10,435	31.9%
Net income per share
Basic	$0.71	$0.91	(22.0%)	$0.91	$0.69	31.9%
Diluted	$0.71	$0.90	(21.1%)	$0.90	$0.69	30.4%
Weighted average shares outstanding (in thousands)
Basic	15,247	15,162		15,162	15,032
Diluted	15,275	15,242		15,242	15,146
     Year Ended June 30, 2008, Compared with Year Ended June 30, 2007
The Company posted net after-tax income of $10,836,810 ($0.71 per share) for the year ended June 30, 2008, compared with net after-tax income of $13,759,249 ($0.91 per share) for the year ended June 30, 2007. This 21.2% decrease in profitability is primarily attributable to the following factors:
•	Endeavour performance fees decreased by $6.3 million, or 70%, to $2.7 million. This decrease was due primarily to Endeavour’s exposure to junior natural resources stocks, which were adversely impacted by a market environment in which risk aversion increased and access to capital decreased. Other offshore performance fees decreased by approximately $981,000, or 59%, to $694,000. The decrease in performance fees was slightly offset by an offshore management fee increase of $711,000, or 29%, due to higher assets under management. Despite a volatile market, management fees benefited from a higher base level of assets under management from the prior year.

•	The Company’s SEC-registered advisory fees increased by $3.1 million, or 9%, primarily as a result of the positive impact of market gains and shareholder investments in natural resources and foreign equity funds. Offsetting these increases were overall declines in offshore advisory fees of $6.6 million as described above, for a net decrease in advisory fees of $3.5 million, or 7%.

•	Transfer agent revenues increased by 12%, or $918,000, primarily as a result of growth in the number of shareholder accounts and a revised transfer agent fee structure, which incorporated transaction- and activity-based fees;

•	Platform fees increased by 20%, or $1.5 million, due to increased asset inflows through broker-dealer platforms;

•	Driven by strong mutual fund and offshore fund performance, employee compensation expense increased by 8%, or $1.0 million, primarily due to higher salaries and incentive bonuses;

•	Consistent with continued growth in the Eastern European Fund, subadvisory fees increased by 3%, or $288,000; and

•	General and administrative expenses decreased 9%, or $676,000, primarily as a result of decreased consulting and legal fees.
     Year Ended June 30, 2007, Compared with Year Ended June 30, 2006
The Company posted net after-tax income of $13,759,249 ($0.91 per share) for the year ended June 30, 2007, compared with net after-tax income of $10,435,362 ($0.69 per share) for the year ended June 30, 2006. The increase in profitability in fiscal year 2007 primarily resulted from an increase of $12.4 million in advisory fees and $2.2 million in transfer agent fees. These factors were somewhat offset by an increase of $2.6 million in platform fees, $2.2 million in employee compensation, $2.0 million in general and administrative expenses, and $1.3 million in subadvisory fees.

     Revenues

(Dollars in Thousands)	2008	2007	% Change	2007	2006	% Change
Investment advisory fees:
USGIF — Money market	$1,605	$1,776	(9.6%)	$1,776	$1,687	5.3%
USGIF — Other	18,754	16,296	15.1%	16,296	11,068	47.2%

USGIF — Total	20,359	18,072	12.7%	18,072	12,755	41.7%
USGAF	19,159	18,350	4.4%	18,350	15,767	16.4%

Total mutual fund advisory fees	39,518	36,422	8.5%	36,422	28,522
Other advisory fees	6,538	13,095	(50.1%)	13,095	8,622	51.9%

Total investment advisory fees	46,056	49,517	(7.0%)	49,517	37,144	33.3%
Transfer agent fees	8,455	7,537	12.2%	7,537	5,332	41.4%
Investment income	1,447	1,357	6.7%	1,357	2,203	(38.4)%
Other revenues	81	193	(58.2%)	193	175	10.3%

Total	$56,039	$58,604	(4.4%)	$58,604	$44,854	30.7%

As a percentage of total revenues, SEC-registered mutual fund advisory fees account for 71%, offshore investment advisory fees constitute 12%, transfer agent fees account for 15%, and investment income and miscellaneous income together make up the remaining 2%.
Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: SEC-registered mutual fund advisory fees, which in fiscal 2008 accounted for 86% of the Company’s total advisory fees, and offshore investment advisory fees, which accounted for 14% of total advisory fees.
SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375% to 1.375%, and are paid monthly. These advisory fees increased by approximately $3.1 million, or 8.5%, in fiscal 2008 over fiscal 2007. Advisory fees benefited from an increase in assets, particularly in the foreign equity and natural resource funds.
The Company has agreed to waive or reduce its fees and/or pay expenses for several USGIF funds and two USGAF funds, through November 1, 2008, and February 28, 2009, respectively, or such later date as the Company determines for purposes of enhancing the Funds’ competitive market positions. The aggregate amount of fees waived and expenses borne by the Company totaled approximately $1,422,000, $1,178,000, and $1,181,000, in 2008, 2007, and 2006, respectively. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company’s commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of Fund expenses it is bearing.
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
The Boards of Trustees of USGIF and USGAF have called a Special Meeting of Shareholders for September 23, 2008, to consider several proposals, including proposals to approve (i) a new Advisory Agreement for USGIF and USGAF and (ii) a new Distribution Plans for the nine equity USGIF and USGAF Funds under which U.S. Global Brokerage, Inc. would be paid a fee at an annual rate of

0.25% of the average daily net assets of each Fund. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF.
The proposed new Advisory Agreement for the nine equity USGIF and USGAF Funds provides for a base advisory fee that will be adjusted upwards or downwards by 0.25% if there is a performance difference of 5% or more between a Fund’s performance and that of its designated benchmark index over the prior 12 months. With respect to four equity USGIF Funds, the new Advisory Agreement also will increase the base advisory fee and make changes to the advisory fee breakpoints. In addition, if the new Advisory Agreement is approved, administrative services that are part of the current Advisory Agreement will be removed and become the subject of a completely separate Administration Agreement. Under the Administration Agreement, USGIF and USGAF would no longer reimburse the Company for certain legal and administrative services, but instead would pay the Company compensation at an annual rate of 0.08% of the average daily net assets of each Fund for these and other administrative services.
If approved, the Company has agreed to cap the expenses of each Fund for the first year: Going forward, the Company and each Fund’s Board of Trustees would negotiate the amounts of these expense caps annually during the consideration of the renewal of the Advisory Agreement.
The Company provides advisory services for three offshore clients. The company receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on the overall increase in value of net assets, and in the case of one client, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. Offshore investment advisory fees decreased by $6.6 million, or 50.1 percent, to $6.5 million in fiscal 2008 compared to $13.1 million in fiscal 2007. Due to potential market volatility, performance fees are subject to fluctuation based on factors that may be out of the Company’s control, and are not necessarily predictive of future revenue. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies.
Transfer Agent Fees. United Shareholder Services, Inc., a wholly owned subsidiary of the Company, provides transfer agency and printing services for Company clients. The Company receives an annual fee per account as well as transaction- and activity-based fees as compensation for services rendered as transfer agent, and is reimbursed for out-of-pocket expenses associated with processing shareholder information. In addition, the Company collects custodial fees on IRAs and other types of retirement plans invested in USGIF and USGAF. Transfer agent fees are, therefore, significantly affected by the number of client accounts.
The increase in transfer agent fees in fiscal years 2008 and 2007 was primarily a result of an increase in the number of mutual fund shareholder accounts due to improved performance of the natural resource and foreign equity funds and the result of the revised fee structure effective April 1, 2007, which incorporated transaction- and activity-based fees.
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
Investment income increased by $90,000 in fiscal 2008 compared to fiscal 2007. This increase can be attributed primarily to increases in unrealized gains on corporate investments.

Investment income decreased by $847,000 in fiscal 2007 compared to fiscal 2006. This decrease can be attributed primarily to a $91,000 decrease in realized gains on corporate investments and a $1.4 million decrease in unrealized gains on corporate investments, offset by a $605,000 increase in dividend and interest income.
Included in investment income were other-than-temporary impairments of $0, $0 and $28,655 for the fiscal years ending 2008, 2007 and 2006, respectively.
     Expenses

(Dollars in Thousands)	2008	2007	% Change	2007	2006	% Change
Employee compensation and benefits	$13,608	$12,560	8.3%	$12,560	$10,359	21.2%
Subadvisory fees	9,223	8,935	3.2%	8,935	7,619	17.3%
General and administrative	6,805	7,482	(9.0%)	7,482	5,460	37.0%
Platform fees	9,049	7,528	20.2%	7,528	4,882	54.2%
Advertising	488	509	(4.1%)	509	513	(0.8)%
Depreciation	284	244	16.5%	244	153	59.5%

Total	$39,457	$37,258	5.9%	$37,258	$28,986	28.5%

Employee Compensation and Benefits. Employee compensation and benefits increased by $1.0 million, or 8.3%, in 2008 and $2.2 million, or 21%, in fiscal 2007, primarily due to incentive bonuses associated with strong mutual fund performance, mutual fund asset growth, strong offshore advisory client performance and increased shareholder accounts.
Subadvisory Fees. Subadvisory fees are calculated as a percentage of average net assets of the two funds that are subadvised by third-party managers. The increases in subadvisory fees of $.3 million and $1.3 million in fiscal years 2008 and 2007, respectively, resulted primarily from growth in assets in the Eastern European Fund. The subadvisory agreement related to the MegaTrends Funds (subsequently renamed the Global MegaTrends Fund) was terminated effective September 30, 2007.
General and Administrative. The decrease in general and administrative expenses of $.7 million, or (9.0%), in fiscal year 2008, resulted primarily from decreased consulting and legal fees. The increase in general and administrative expenses of $2.0 million, or 37%, in fiscal year 2007 is primarily attributable to increased consulting, legal, audit and accounting fees.
Platform Fees. Much of the mutual fund asset growth across all funds has been realized through broker-dealer platforms. These broker-dealers typically charge an asset-based fee for assets held in their platforms. Accordingly, net platform fee expenses have increased by $1.5 million and $2.6 million during fiscal years 2008 and 2007, respectively. The incremental assets received through the broker-dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression from paying platform fees on those assets.
Advertising. Advertising expense was essentially flat in fiscal 2008 compared to fiscal 2007.
Depreciation. Depreciation expense increased by $40,000 in fiscal year 2008 and $91,000 in fiscal 2007 as a result of a slight increase in capital purchases.
     Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the basis of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2008, the Company has no capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included no valuation allowance at June 30, 2008.
     Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements.
     Contractual Obligations
A summary of contractual obligations of the Company as of June 30, 2008, is as follows:

	Payments due by period
		Less than	1 — 3	3 — 5	More than
Contractual Obligations	Total	1 year	Years	years	5 years
Operating Lease Obligations	$622,892	$234,717	$313,061	$75,114	—
Contractual Obligations	1,320,000	1,255,000	65,000	—	—

Total	$1,942,892	$1,489,717	$378,061	$75,114	—

Operating leases consist of telephone equipment, printers, and copiers leased from several vendors. Contractual obligations include agreements to fund educational programs and building renovation commitments. Although no additional contracts have been signed at this time, additional improvements may be made over the next 18 to 24 months at a cost of approximately $2 to $4 million. Other contractual obligations not included in this table consist of subadvisory contracts and agreements to waive or reduce advisory fees and/or pay expenses on several funds, which are renewed annually. Future obligations under these agreements are dependent upon future levels of fund assets.
In addition, the board has authorized a monthly dividend of $0.02 per share through December 2008, at which time it will be considered for continuation by the board. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2008 to December 2008 will be approximately $1.8 million.
     Liquidity and Capital Resources
At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $35.3 million and a current ratio (current assets divided by current liabilities) of 6.6 to 1. With approximately $25.1 million in cash and cash equivalents and $8.2 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $39.2 million, with cash, cash equivalents, and marketable securities comprising 73.4% of total assets.
The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on March 1, 2009, and June 1, 2009, respectively. Management anticipates that the trustees of both USGIF and USGAF will renew the contracts. With respect to offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.
Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

Please refer to “Contractual Obligations” for a discussion on commitments related to the Company’s building renovation.
     Critical Accounting Policies
The discussion and analysis of financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Management reviews these estimates on an ongoing basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are described in more detail in Note 2 to the consolidated financial statements, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of security investments, income taxes, valuation of stock-based compensation, revenue recognition on advisory contracts, related party transactions and recent accounting pronouncements.
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
The Company records security transactions on trade date. Realized gains or losses from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.
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
Income Taxes. The Company’s annual effective income tax rate is based on the mix of income and losses in its U.S. and non-U.S. entities which are part of the Company’s Consolidated Financial Statements, statutory tax rates, and tax-planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in evaluating the Company’s tax positions.

Tax law requires items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Income Statement. As a result, the effective tax rate reflected in the Consolidated Financial Statements is different from the tax rate reported on the Company’s consolidated tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities. In addition, excess tax benefits associated with stock option exercises and vesting of restricted stock also create a difference between the tax rate used in the consolidated tax return and the effective tax rate in our Consolidated Income Statement.
The Company assesses uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes. Judgment is used to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.
Judgment is used in classifying unrecognized tax benefits as either current or noncurrent liabilities in the Company’s Consolidated Balance Sheets. Settlement of any particular issue would usually require the use of cash. A liability associated with unrecognized tax benefits will generally be classified as a noncurrent liability because there will usually be a period of several years between the filing of the tax return and the final resolution of an uncertain tax position with the taxing authority. Favorable resolutions of tax matters for which reserves have been established are recognized as a reduction to income tax expense when the amounts involved become known.
Assessing the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns requires judgment. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.
Stock-Based Compensation. The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on July 1, 2005. Under SFAS No. 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We measured the fair value of stock options granted in fiscal 2006, 2007 and 2008 on the date of grant using a Black-Scholes option-pricing model.
We believe that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in our Consolidated Financial Statements.
Revenue Recognition on Advisory Contract. The Company provides investment advisory services for EFC. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.
EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which performance fees are recorded annually and is provided for by the contract terms. The Company recorded $2,706,216 in annual performance fees and $2,620,222 in advisory fees for the year ended June 30, 2008.

     Related Party Transactions
The Company had $30.9 million and $19.9 million at fair value invested in USGIF, USGAF, and offshore clients the Company advises included in the balance sheet in cash and cash equivalents and trading securities at June 30, 2008, and 2007, respectively. The Company recorded $1,083,081 in dividend income and $508,159 in unrealized gains on its investments in the Funds. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $538,375 and $1,690,321 for the years ended June 30, 2008 and 2007, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Global Gold and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the Meridian Global Gold and Resources Fund Ltd.
The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $659,632 and $222,981 for the years ended June 30, 2008 and 2007, respectively. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the Meridian Global Energy and Resources Fund Ltd. In addition, the Company has an investment in the Meridian Global Energy and Resources Fund Ltd. with a value of approximately $1,559, 000 at June 30, 2008.
The Company provided advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund, through November 30, 2007, at which time the fund was liquidated and assets were transferred to the Meridian Global Energy and Resources Fund Ltd. For these services, the Company was paid a monthly advisory fee and a quarterly performance fee, if any. The Company recorded fees totaling $13,329 and $140,717 for the years ended June 30, 2008, and 2007, respectively.
The Company provides investment advisory services to EFC. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. For the year ended June 30, 2008, the Company recorded a total of $5,326,438 in advisory fees from Endeavour comprised of $2,706,216 in annual performance fees and $2,620,222 in monthly advisory fees. For the year ended June 30, 2007, the Company recorded a total of $11,041,050 in advisory fees from Endeavour comprised of $8,994,074 in annual performance fees and $2,046,976 in monthly advisory fees. The performance fees for this advisory client are calculated and recorded only once a year in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies. Mr. Holmes is Chairman of the Board of Directors of EFC. In addition, the Company has an investment in EFC at June 30, 2008 with a value of approximately $647,000.
The Company owns a position in Charlemagne Capital Limited at June 30, 2008, valued at $540,641 and recorded as an available-for-sale security. Charlemagne Capital specializes in emerging markets and is the subadviser to the Eastern European Fund and Global Emerging Markets Fund, two series in USGAF.
     Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, FAS No. 157 does not require any new fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, the Company will adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management is in the process of determining the effect the adoption of SFAS No. 157 will have on the Company’s Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, (including an amendment to FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities).” SFAS 159 allows entities to voluntarily choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for the instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, the Company will adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the effect the adoption of SFAS No. 159 will have on the Consolidated Financial Statements, if any.
In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management has determined that EITF No. 06-11 has no material impact on the financial statements.

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
The table below summarizes the Company’s equity price risks as of June 30, 2008, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

			Estimated Fair	Increase (Decrease)
			Value After	in Shareholders’
	Fair Value at June	Hypothetical	Hypothetical Price	Equity, Net
	30, 2008	Percentage Change	Change	of Tax
Trading securities [1]	$6,991,843	25% increase	$8,739,803	$1,153,654
		25% decrease	$5,243,882	$(1,153,654)
Available-for-sale [2]	$1,246,769	25% increase	$1,558,461	$205,717
		25% decrease	$935,077	$(205,717)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
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
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited U.S. Global Investors, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of U.S. Global Investors, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated September 10, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas September 10, 2008

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Global Investors, Inc. internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 10, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas September 10, 2008

U.S. Global Investors, Inc.
Consolidated Balance Sheets

	June 30,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$25,135,075	$14,854,420
Trading securities, at fair value	6,991,843	6,334,474
Receivables
Mutual funds	5,096,117	4,739,763
Other advisory clients	3,690,400	9,914,773
Employees	6,111	4,638
Other	21,767	7,382
Prepaid expenses	628,790	767,779

Total Current Assets	41,570,103	36,623,229

Net Property and Equipment	2,378,396	2,260,288

Other Assets
Long-term deferred tax asset	299,351	53,023
Investment securities available-for-sale, at fair value	1,246,769	856,573

Total Other Assets	1,546,120	909,596

Total Assets	$45,494,619	$39,793,113

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$289,364	$272,564
Accrued compensation and related costs	2,396,881	3,356,488
Deferred tax liability	406,730	338,511
Other accrued expenses	3,167,900	4,730,348

Total Current Liabilities	6,260,875	8,697,911

Commitments and contingencies (refer to Notes 8 and 16)
Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized 28,000,000 shares; issued, 13,817,269 and 13,620,625 shares at June 30, 2008, and 2007, respectively	345,432	340,516
Common stock (class B) — $0.025 par value; nonvoting; authorized 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $0.025 par value; voting; convertible to class A; authorized 3,500,000 shares; issued, 2,094,279 shares and 2,290,923 shares at June 30, 2008, and 2007, respectively	52,357	57,273
Additional paid-in capital	14,114,178	13,352,728
Treasury stock, class A shares at cost; 656,520 and 672,867 shares at June 30, 2008, and 2007, respectively	(1,562,419)	(1,640,792)
Accumulated other comprehensive loss, net of tax	(325,397)	(5,589)
Retained earnings	26,609,593	18,991,066

Total Shareholders’ Equity	39,233,744	31,095,202

Total Liabilities and Shareholders’ Equity	$45,494,619	$39,793,113

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended June 30,
	2008	2007	2006
Revenue
Mutual fund advisory fees	$39,518,557	$36,421,804	$28,521,601
Other advisory fees	6,537,775	13,095,070	8,621,549
Transfer agent fees	8,454,871	7,537,110	5,332,066
Investment income	1,447,454	1,356,840	2,203,393
Other	80,590	192,813	174,979

	56,039,247	58,603,637	44,853,588

Expenses
Employee compensation and benefits	13,607,601	12,560,108	10,359,365
General and administrative	6,805,085	7,481,344	5,460,442
Subadvisory fees	9,223,309	8,935,075	7,618,466
Platform fees	9,048,571	7,528,302	4,882,144
Advertising	488,217	508,992	513,076
Depreciation	284,237	244,068	152,755

	39,457,020	37,257,889	28,986,248

Income Before Income Taxes	16,582,227	21,345,748	15,867,340
Provision for Income Taxes
Income tax expense	5,745,417	7,586,499	5,431,978

Net Income	10,836,810	13,759,249	10,435,362
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(256,701)	269,296	(2,473)
Less: reclassification adjustment for gains included in net income	(63,107)	(299,144)	(363,596)

Comprehensive Income	$10,517,002	$13,729,401	$10,069,293

Basic Net Income per Share	$0.71	$0.91	$0.69

Diluted Net Income per Share	$0.71	$0.90	$0.69

Basic weighted average number of common shares outstanding	15,246,710	15,162,492	15,031,578
Diluted weighted average number of common shares outstanding	15,275,441	15,241,534	15,146,230
The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common	Common	Additional			Other
	Stock	Stock	Paid-in	Retained Earnings	Treasury	Comprehensive
	(class A)	(class C)	Capital	(Deficit)	Stock	Income (Loss)	Total
Balance at June 30, 2005 (12,632,948 shares of class A; 2,993,600 shares of class C)	$315,824	$74,840	$11,008,536	$(1,235,848)	$(650,592)	$390,328	$9,903,088
Purchase of 34,100 shares of Common Stock (class A)	—	—	—	—	(215,196)	—	(215,196)
Grants and purchases of 33,962 shares of Common Stock (class A)	—	—	68,868	—	25,977	—	94,845
Exercise of 173,000 options for Common Stock (class A)	4,325	—	560,333	—	—	—	564,658
Recognition of current year portion of deferred compensation	—	—	50,000	—	—	—	50,000
Stock bonuses			40,457		9,481		49,938
FAS 123R compensation expense	—	—	26,585	—	—	—	26,585
Unrealized loss on securities available-for-sale and reclassification (net of tax)	—	—	—	—	—	(366,069)	(366,069)

Net Income	—	—	—	10,435,362	—	—	10,435,362

Balance at June 30, 2006 (12,805,948 shares of class A; 2,993,600 shares of class C)	320,149	74,840	11,754,779	9,199,514	(830,330)	24,259	20,543,211
Purchase of 29,634 shares of Common Stock (class A)	—	—	—	—	(836,710)	—	(836,710)
Grants and purchases of 10,881 shares of Common Stock (class A)	—	—	135,128	—	19,096	—	154,224
Exercise of 112,000 options for Common Stock (class A)	2,800	—	961,792	—	—	—	964,592
Conversion of 702,677 shares of class C common stock for class A common stock	17,567	(17,567)	—	—	—	—	—
Recognition of current year portion of deferred compensation and related tax benefit	—	—	413,479	—	—	—	413,479
Dividends paid	—	—	—	(3,967,697)	—	—	(3,967,697)
Stock bonuses			42,305		7,152		49,457
FAS 123R compensation expense	—	—	45,245	—	—	—	45,245

Unrealized loss on securities available-for-sale and reclassification (net of tax)	—	—	—	—	—	(29,848)	(29,848)

Net Income	—	—	—	13,759,249	—	—	13,759,249

Balance at June 30, 2007 (13,620,625 shares of class A; 2,290,923 shares of class C)	340,516	57,273	13,352,728	18,991,066	(1,640,792)	(5,589)	31,095,202
Grants and purchases of 16,347 shares of Common Stock (class A)	—	—	137,708	—	53,442	—	191,150
Conversion of 196,644 shares of class C common stock for class A common stock	4,916	(4,916)	—	—	—	—	—
Recognition of current year portion of deferred compensation and related tax benefit	—	—	228,504	—	—	—	228,504
Dividends paid	—	—	—	(3,218,283)	—	—	(3,218,283)
Stock bonuses			71,004		24,931		95,935
FAS 123R compensation expense	—	—	324,234	—	—	—	324,234

Unrealized loss on securities available-for-sale and reclassification (net of tax)	—	—	—	—	—	(319,808)	(319,808)

Net Income	—	—	—	10,836,810	—	—	10,836,810

Balance at June 30, 2008 (13,817,269 shares of class A; 2,094,279 shares of class C)	$345,432	$52,357	$14,114,178	$26,609,593	$(1,562,419)	$(325,397)	$39,233,744

The accompanying notes are an integral part of these financial statements.

U.S. Global Investors, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2008	2007	2006
Cash Flow from Operating Activities
Net income	$10,836,810	$13,759,249	$10,435,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	284,237	244,068	152,755
Net recognized (gain) loss on securities	152,325	(736,860)	(827,718)
Provision for deferred taxes	(13,470)	184,481	551,815
Deferred compensation	50,000	50,000	50,000
Benefits from tax deduction in excess of stock-based compensation expense	(178,504)	(1,208,822)	(404,817)
SFAS 123R compensation expense	324,234	45,245	26,585
Stock bonuses	95,935	49,457	49,938
Provision for losses on accounts receivable	—	—	(8,988)
Loss on disposal of equipment	388	—	3,494
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	5,852,161	(3,183,685)	(9,154,571)
Prepaid expenses and other	138,989	(186,966)	(129,850)
Trading securities	(906,468)	(1,392,177)	(1,741,825)
Accounts payable and accrued expenses	(2,326,751)	1,243,288	6,530,325

Total adjustments	3,473,076	(4,891,971)	(4,902,857)

Net cash provided by operations	14,309,886	8,867,278	5,532,505

Cash Flow from Investing Activities
Purchase of property and equipment	(402,733)	(381,467)	(510,804)
Purchase of available-for-sale securities	(895,153)	(2,072,531)	(8,420)
Proceeds on sale of available-for-sale securities	117,284	1,707,211	784,277

Net cash (used in) provided by investing activities	(1,180,602)	(746,787)	265,053

Cash Flow from Financing Activities
Benefits from tax deduction in excess of stock-based compensation expense	178,504	1,208,822	404,817
Grants, issuance or exercise of stock and options	191,150	273,471	254,686
Treasury stock purchased	—	(836,710)	(215,196)
Dividends paid	(3,218,283)	(3,967,697)	—

Net cash (used in) provided by financing activities	(2,848,629)	(3,322,114)	444,307

Net Increase in Cash and Cash Equivalents	10,280,655	4,798,377	6,241,865
Beginning Cash and Cash Equivalents	14,854,420	10,056,043	3,814,178

Ending Cash and Cash Equivalents	$25,135,075	$14,854,420	$10,056,043

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$—	$425	$—
Cash paid for income taxes	$6,950,000	$7,062,000	$1,753,000
The accompanying notes are an integral part of these financial statements.

    Notes to Consolidated Financial Statements
Note 1. Organization
U.S. Global serves as investment adviser and transfer agent to USGIF and USGAF, both Massachusetts business trusts that are no-load, open-end investment companies offering shares in numerous mutual funds to the investing public. The Company also provides transfer agency functions to USGIF and USGAF. For these services, the Company receives fees from USGIF and USGAF. The Company also provides advisory services to several offshore clients.
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
The Company formed two subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Guernsey) Limited (“USGG”), incorporated in Guernsey, and U.S. Global Investors (Bermuda) Limited (“USBERM”) incorporated in Bermuda on June 15, 2005.
     Note 2. Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, USGG, USBERM, and USGB.
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
Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on July 1, 2007. There were no transactions recorded as a result of adopting FIN 48 for the year ended June 30, 2008. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2004 through 2007 remain open to examination by the tax jurisdictions to which the Company is subject.
Revenue Recognition. The Company earns substantially all of its revenues from investment advisory and transfer agency services. Mutual fund investment advisory fees, calculated as a percentage of assets under management, are recorded as revenue as services are performed. Advisory client contracts provide for monthly management fees, in addition to a quarterly or annual performance fees. Transfer agency fees are calculated using a charge based upon the number of shareholder accounts serviced as well as transaction and activity-based fees. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of any fee waivers.

The Company provides investment advisory services for Endeavour Financial Corporation (“EFC”). The Company is paid a monthly advisory fee based on the net asset value of the portfolio, and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.
EITF Abstract Topic No. D-96, “Accounting for Management Fees Based on a Formula,” identifies two methods by which incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. Management has chosen the more conservative method (“Method 1”), in which performance fees are recorded annually based on the contract terms. The Company recorded $5,326,438 in annual performance fees and $2,620,222 in advisory fees related to the EFC contract for the year ended June 30, 2008. The Company recorded $8,994,074 in annual performance fees and $2,046,976 in advisory fees related to the EFC contract for the year ended June 30, 2007. The Company recorded $6,611,582 in annual performance fees and $337,455 in advisory fees related to the EFC contract for the year ended June 30, 2006.
Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.
Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. At June 30, 2008, 2007, and 2006, the Company had capitalized sales materials of approximately $35,000, $31,000, and $59,000, respectively. Net advertising expenditures were approximately $488,000, $509,000, and $513,000 during fiscal 2008, 2007, and 2006, respectively.
Foreign Currency Transactions. Transactions between the Company and foreign entities are converted to U.S. dollars using the exchange rate on the date of the transactions. Security investments valued in foreign currencies are translated to U.S. dollars using the applicable exchange rate as of the reporting date. Realized foreign currency gains and losses are immaterial and are therefore included as a component of investment income.
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
Earnings Per Share. The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. The Company has two classes of common stock with outstanding shares. Both classes share equally in dividend and liquidation preferences. Per share amounts for fiscal 2007 and 2006 have been restated to reflect the Company’s two-for-one stock split effective March 29, 2007.
     Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, FAS No. 157 does not require any new fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, the Company will adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management is in the process of determining the effect the adoption of SFAS No. 157 will have on the Company’s Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, (including an amendment to FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities).” SFAS 159 allows entities to voluntarily choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for the instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, the Company will adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the effect the adoption of SFAS No. 159 will have on the Consolidated Financial Statements, if any.
In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management has determined that EITF No. 06-11 has no material impact on the financial statements.

     Note 3. Investments
As of June 30, 2008, the Company held investments with a fair value of $8.2 million and a cost basis of $8.0 million. The fair value of these investments is approximately 18.1 percent of the Company’s total assets.
The following table summarizes investment activity over the last three fiscal years:

	Year Ended June 30,
	2008	2007	2006
Realized gains (losses) on sale of trading securities	$(249,099)	$282,473	$305,469
Trading securities, at cost	6,275,478	5,990,256	4,011,961
Trading securities, at fair value [1]	6,991,843	6,334,474	4,659,824
Net change in unrealized gains (losses) on trading securities (included in earnings) [2]	372,147	(303,645)	1,076,034
Available-for-sale securities, at cost	1,739,795	865,152	45,444
Available-for-sale securities, at fair value [1]	1,246,769	856,573	82,202
Gross realized gains on sale of available-for-sale securities	96,774	455,990	582,475
Gross realized losses on sale of available-for-sale securities	—	(1,603)	(31,572)
Gross unrealized losses recorded in shareholders’ equity	(514,795)	(79,731)	(3,137)
Gross unrealized gains recorded in shareholders’ equity	21,769	71,151	39,896
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	—	—	(28,655)

[1]	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.

[2]	Total gross unrealized gains on trading securities recorded in fiscal 2008 are comprised primarily of the unrealized gains on the Meridian Global Energy & Resources Fund, which makes up $513,486 of the $372,147 of the recorded gain. The unrealized gain from the Meridian Global Energy & Resources Fund was partially offset by unrealized losses of $164,111 in the Global Emerging Markets Fund.
The following table summarizes equity investments that are in an unrealized loss position at each balance sheet date, categorized by how long they have been in a continuous loss position. These investments do not include trading securities or those available-for-sale securities with declines in value deemed other than temporary as their unrealized losses are recognized in earnings.

	Less Than 12 Months		12 Months or Greater		Total
Fiscal Year	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008	$687,405	$144,729	$449,643	$370,066	$1,137,048	$514,795
2007	$739,977	$79,731	$0	$0	$739,977	$79,731
The aggregate gross unrealized loss of $514,795 and $79,731 at June 30, 2008, and 2007, respectively, was primarily related to investments in two companies that specialize in emerging markets. There are many risks associated with an investment of this type including general market risk and emerging markets risk. Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.

     Note 4. Investment Management, Transfer Agent, and Other Fees
The Company serves as investment adviser to USGIF and USGAF and receives a fee based on a specified percentage of net assets under management. Two of the four funds within USGAF are sub-advised by a third-party manager, who is in turn compensated out of the investment advisory fees received by the Company. The Company also serves as transfer agent to USGIF and USGAF and receives fees based on the number of shareholder accounts as well as transaction- and activity-based fees. Additionally, the Company provides in-house legal services to USGIF and USGAF for which it is reimbursed and receives certain miscellaneous fees directly from USGAF and USGIF shareholders. Fees for providing investment management and transfer agent services to USGIF and USGAF continue to be the Company’s primary revenue source.
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several USGIF funds and two USGAF funds through November 1, 2008, and February 28, 2009, respectively, or such later date as the Company determines in order to maintain competitive yields and to allow assets to grow. The aggregate fees waived and expenses borne by the Company were $1,422,000, $1,178,000, and $1,181,000, in 2008, 2007, and 2006, respectively.
The investment advisory and related contracts between the Company and USGIF and USGAF will expire on March 1, 2009, and June 1, 2009, respectively. Management anticipates the boards of both USGIF and USGAF will renew the contracts.
The Boards of Trustees of USGIF and USGAF have called a Special Meeting of Shareholders for September 23, 2008, to consider several proposals, including proposals to approve (i) a new Advisory Agreement for the USGIF and USGAF funds and (ii) a new Distribution Plan for the nine equity USGIF and USGAF funds under which U.S. Global Brokerage, Inc. would be paid a fee at an annual rate of 0.25% of the average daily net assets of each fund. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF.
The proposed new Advisory Agreement for the nine equity USGIF and USGAF funds provides for a base advisory fee that will be adjusted upwards or downwards by 0.25% if there is a performance difference of 5% or more between a fund’s performance and that of its designated benchmark index over the prior 12 months. With respect to four equity USGIF funds, the new Advisory Agreement also will increase the base advisory fee and make changes to the advisory fee breakpoints. In addition, if the new Advisory Agreement is approved, administrative services that are part of the current Advisory Agreement will be removed and become the subject of a completely separate Administration Agreement. Under the Administration Agreement, the USGIF and USGAF funds would no longer reimburse the Company for certain legal and administrative services, but instead would pay the Company compensation at an annual rate of 0.08% of the average daily net assets of each fund for these and other administrative services.
If approved, the Company has agreed to cap the expenses of each fund for the first year. Going forward, the Company and each fund’s Board of Trustees would negotiate the amounts of these expense caps annually during the consideration of the renewal of the Advisory Agreement.
The Company provides advisory services to various offshore clients. The Company generally receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on an agreed-upon performance measurement. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations, as well as investment income.

     Note 5. Property and Equipment
Property and equipment are composed of the following:

	June 30,
	2008	2007
Building and land	$2,663,644	$2,574,530
Furniture, equipment, and other	2,032,062	1,831,531

	4,695,706	4,406,061
Accumulated depreciation	(2,317,310)	(2,145,773)

Net property and equipment	$2,378,396	$2,260,288

Depreciation expense totaled $284,237, $244,068, and $152,755 in 2008, 2007, and 2006, respectively.
     Note 6. Other Accrued Expenses
Other accrued expenses consist of the following:

	June 30,
	2008	2007
Platform fees	$1,275,189	$1,054,870
Taxes payable	726,277	2,188,521
Subadvisory fees	716,032	695,509
Legal, professional, and consulting fees	254,121	277,398
Vendors payable	189,026	506,473
Other	7,255	7,577

Total other accrued expenses	$3,167,900	$4,730,348

     Note 7. Borrowings
As of June 30, 2008, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement was renewed effective January 18, 2008, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The amended credit agreement will expire on February 1, 2009, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2008, the credit facility remains unutilized by the Company.
     Note 8. Lease Commitments
The Company has operating leases for computers and equipment that expire from fiscal years 2009 through 2013. Lease expenses totaled $372,021, $249,233, and $416,491 in fiscal years 2008, 2007, and 2006, respectively. Future minimum lease payments required under these leases are as follows:

Fiscal Year	Amount
2009	$234,717
2010	227,622
2011	85,439
2012	42,922
2013	32,192

Total	$622,892

     Note 9. Benefit Plans
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100% of participants’ contributions up to the first 3% of compensation, and 50% of the next 2% of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $240,347, $148,165, and $73,166 for fiscal years 2008, 2007, and 2006, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company made profit sharing contributions of $400,000, $369,000, and $220,000 for fiscal years 2008, 2007 and 2006, respectively.
The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which a majority of employees have accepted. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for the education of their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $76,522, $72,923, and $61,061 in fiscal years 2008, 2007, and 2006, respectively.
The Company has a program whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contribution up to 3% of gross salary. During fiscal years 2008, 2007, and 2006, employees purchased 11,147, 8,981, and 6,441 shares of treasury stock from the Company, respectively. Pursuant to a plan that commenced in January 2007, the Company grants shares of class A common stock to its non-employee directors on a periodic basis. Effective March 2008, the frequency of shares granted changed from 100 shares per quarter to 100 shares per month.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2008.
     Note 10. Shareholders’ Equity
The board authorized an increase in dividends from $0.01 per share per month to $0.02 beginning in October 2007. The monthly dividend is authorized through December 2008 and will be considered for continuation at that time by the board. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s board of directors.
During fiscal year 1999, the board of directors of the Company approved the issuance of 2,000,000 shares of class C common stock to Frank Holmes in exchange for services and cancellation of the option to purchase 800,000 shares of class C common stock held by Mr. Holmes and the cancellation of warrants to purchase 1,172,244 shares of class C common stock held by Mr. Holmes and F.E. Holmes Organization, Inc. The 2,000,000 shares vested over a ten-year period beginning July 1, 1998, and were fully vested on June 30, 2008 and were valued at $0.50 initially ($0.25 post-split) per share for compensation expense purposes. The agreement was executed on August 10, 1999. For tax return purposes, the 200,000 shares that vested on June 30, 2008, were valued at $2.56 per share, which incorporated factors including the ability to convert to class A shares (under the 2007 amendment to the Company’s Articles of Incorporation), the loss of voting rights if converted to class A, and holding period and liquidity restrictions.

The Statement of Cash Flows includes a benefit in fiscal 2008 from the tax deduction in excess of stock-based compensation expense of $178,504, which related to the value of these 200,000 shares that vested during fiscal 2008.
During the fiscal years ended June 30, 2008, the Company did not purchase any of its class A common stock. During fiscal years 2007 and 2006 the Company purchased 29,634, and 34,100 shares, respectively, of its class A common stock at an average price of $28.23, and $6.31, per share, respectively.
During the year ended June 30, 2008, the Company granted 6,700 shares of class A common stock to certain employees at a weighted average fair value on grant date of $13.85. During the year ended June 30, 2007, the Company granted 2,800 shares of class A common stock to employees at a weighted average fair value on grant date of $24.94. During the year ended June 30, 2006, the Company granted 8,200 shares of class A common stock to employees at a weighted average fair value on grant date of $6.09.
In March 2007 an amendment to the Articles of Incorporation was approved by the Board of Directors which, among other things, allowed shareholders of class C shares to convert to class A. During fiscal years 2008 and 2007, 196,644 and 702,677 shares, respectively, were converted from class C to class A.
In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. As of June 30, 2008, there were no options outstanding under the 1989 Plan.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. In February 2006, an option for 10,000 shares was granted at an exercise price of $7.69 per share and vesting of 50 percent on the first and second anniversary dates. During the fiscal year ended June 30, 2007, three options for a total of 23,000 shares were granted with 50 percent vesting on the first and second anniversary dates. During the fiscal year ended June 30, 2008, three options for a total of 20,300 shares were granted. Of the 20,300 shares granted in fiscal 2008, 10,000 options will vest over two years, with 50 percent vesting on the first and second anniversary dates, and 10,300 options will vest over five years, with 20 percent vesting on each of the first through fifth anniversary dates.
Options issued under the 1989 Plan and the 1997 Plan expire ten years after issuance. It is the Company’s policy to issue class A common stock upon exercise of stock options.
The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for options granted in fiscal 2008, 2007, and 2006, respectively: expected volatility factors based on historical volatility of 55.0%, 88.0%, and 84.0%, risk-free interest rates of 5.0%, 4.6% and 4.2%, and an expected life of 10, 10 and 10 years. During fiscal 2008, options for 20,300 shares were granted with a fair value, net of tax, of $155,637. During fiscal 2007, options for 23,000 shares were granted with a fair value, net of tax, of $310,127. During fiscal 2006, an option for 10,000 shares was granted with a fair value, net of tax, of $43,400.

Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Life in Yrs	Value (net of tax)
Outstanding June 30, 2005	329,000	$1.06
Granted	10,000	$7.69
Canceled	20,000	$1.00
Exercised	173,000	$1.10

Outstanding June 30, 2006	146,000	$1.47
Granted	23,000	$24.74
Canceled	—	—
Exercised	112,000	$1.06

Outstanding June 30, 2007	57,000	$11.65
Granted	20,300	$19.30
Canceled	—
Exercised	—

Outstanding June 30, 2008	77,300	$13.66	5.33	$537,484

As of June 30, 2008, 2007, and 2006 exercisable employee stock options totaled 45,500, 29,000, and 116,000 shares and had weighted average exercise prices of $8.34, $1.95, and $0.90 per share, respectively.
Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2008, were as follows:

	Options Outstanding				Options Exercisable
				Weighted		Weighted
	Date of		Remaining	Average		Average
	Option	Number	Life in	Exercise	Number	Option
	Grant	Outstanding	Years	Price ($)	Exercisable	Price ($)
1997 Plan Class A	12/03/99	24,000	1.42	.75	24,000	.75
	2/24/06	10,000	7.65	7.69	10,000	7.69
	6/20/07	23,000	8.97	24.74	11,500	24.74
	10/3/07	20,000	9.26	19.36	—	19.36
	11/27/07	300	9.41	15.59	—	15.59

		77,300	5.33	13.66	45,500	8.34

     Note 11. Income Taxes
The current deferred tax liability primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized gains on trading securities. The long-term deferred tax liability is composed primarily of unrealized gains on available-for-sale securities.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at June 30, 2008, 2007, or 2006, respectively.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year Ended June 30,
	2008	% of Pretax	2007	% of Pretax	2006	% of Pretax
Tax expense at statutory rate	$5,770,222	34.8%	$7,439,441	34.9%	$5,479,589	34.5%
Other	(24,805)	0.2%	147,058	0.7%	(47,611)	(0.3)%

	$5,745,417	34.6%	$7,586,499	35.5%	$5,431,978	34.2%

Components of total tax expense (benefit) are as follows:

	Year Ended June 30,
	2008	2007	2006
Current tax expense	$5,758,887	$7,386,637	$4,875,027
Deferred tax expense (benefit)	(13,470)	199,862	556,951

Total tax expense	$5,745,417	$7,586,499	$5,431,978

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective statutory tax rate (34.8% for 2008 and 34.9% for 2007) are as follows:

	Year Ended June 30,
	2008	2007
Book/tax differences in the balance sheet
Trading securities	$(249,278)	$(119,967)
Prepaid expenses	(210,899)	(236,289)
Accumulated depreciation	(43,589)	(37,599)
Accrued expenses	53,447	17,744
FAS 123R compensation expense	112,826	15,769
Available-for-sale securities	230,114	74,854

Net deferred tax liability	$(107,379)	$(285,488)

Note 12. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2008	2007	2006
Basic and diluted net income	$10,836,810	$13,759,249	$10,435,362
Weighted average number of outstanding shares
Basic	15,246,710	15,162,492	15,031,578
Effect of dilutive securities
Employee stock options	28,731	79,042	114,652

Diluted	15,275,441	15,241,534	15,146,230

Earnings per share
Basic	$0.71	$0.91	$0.69

Diluted	$0.71	$0.90	$0.69

Share information has been restated for all periods presented in the table to reflect the two-for-one stock split effectuated on March 29, 2007. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2008, 2007, and 2006, employee stock options for 20,300, 23,000, and 10,000 shares, respectively, were excluded from diluted EPS. The Company did not repurchase any shares of its class A common stock from employees during fiscal 2008. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 13. Comprehensive Income
The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount
June 30, 2006
Change in unrealized losses on available-for-sale securities	$(3,746)	$1,273	$(2,473)
Less: reclassification adjustment for gains included in net income	(550,903)	187,307	(363,596)

Other comprehensive income	$(554,649)	$188,580	$(366,069)

June 30, 2007
Change in unrealized losses on available-for-sale securities	$409,050	$(139,754)	$269,296
Less: reclassification adjustment for gains included in net income	(454,388)	155,244	(299,144)

Other comprehensive income	$(45,338)	$15,490	$(29,848)

June 30, 2008
Change in unrealized losses on available-for-sale securities	$(388,831)	$132,130	$(256,701)
Less: reclassification adjustment for gains included in net income	(95,617)	32,510	(63,107)

Other comprehensive income	$(484,448)	$164,640	$(319,808)

Note 14. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Year ended June 30, 2006
Net revenues	$42,959,530	$1,894,058	$44,853,588

Net income before income taxes	13,997,166	1,870,174	15,867,340

Depreciation	152,755	—	152,755

Interest expense	—	—	—

Capital expenditures	510,804	—	510,804

Year ended June 30, 2007
Net revenues	$58,162,933	$440,704	$58,603,637

Net income before income taxes	20,919,336	426,412	21,345,748

Depreciation	244,068	—	244,068

Interest expense	425	—	425

Capital expenditures	381,467	—	381,467

Gross identifiable assets at June 30, 2007	32,826,085	7,252,516	40,078,601
Deferred tax liability			(285,488)

Consolidated total assets at June 30, 2007			$39,793,113

Year ended June 30, 2008
Net revenues	$55,830,808	$208,439	$56,039,247

Net income before income taxes	16,694,399	187,828	16,582,227

Depreciation	284,237	—	284,237

Capital expenditures	402,733	—	402,733

Gross identifiable assets at June 30, 2008	37,337,368	8,264,630	45,601,998
Deferred tax liability			(107,379)

Consolidated total assets at June 30, 2008			$45,494,619

Note 15. Related Party Transactions
The Company had $30.9 million and $19.9 million at fair value invested in USGIF, USGAF, and offshore funds the Company advises included in the balance sheet in cash and cash equivalents and trading securities at June 30, 2008, and 2007, respectively. The Company recorded $1,083,081 in dividend income and $508,159 in unrealized gains on its investments in the funds. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $538,375 and $1,690,321 for the years ended June 30, 2008, and 2007, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Global Gold and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the Meridian Global Gold and Resources Fund Ltd.
The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any,

based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $659,632 and $222,981 for the years ended June 30, 2008, and 2007, respectively. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd., and Meridian Fund Managers Ltd., the manager of the fund. In addition, the Company has an investment in the fund at June 30, 2008, with an estimated fair value of approximately $1,559,000.
The Company provided advisory services to the U.S. Global Investors Balanced Natural Resources Fund, Ltd., an offshore fund, through November 30, 2007, at which time the fund was liquidated and assets were transferred to the Meridian Global Energy and Resources Fund Ltd. For these services, the Company was paid a monthly advisory fee and a quarterly performance fee, if any. The Company recorded fees totaling $13,329 and $140,717 for the years ended June 30, 2008, and 2007, respectively.
The Company provides investment advisory services to EFC. The Company is paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded a total of $5,326,438 in advisory fees from Endeavour comprised of $2,706,216 in annual performance fees and $2,620,222 in monthly advisory fees for the year ended June 30, 2008. The Company recorded a total of $11,041,050 in advisory fees from Endeavour comprised of $8,994,074 in annual performance fees and $2,046,976 in monthly advisory fees for the year ended June 30, 2007. The performance fees for this advisory client are calculated and recorded only once a year based on the contract terms in accordance with the terms of the advisory agreement. This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies. Mr. Holmes is Chairman of the Board of Directors of EFC In addition, the Company has an investment in the fund at June 30, 2008, with a fair value of approximately $647,000.
The Company also owns a position in Charlemagne Capital Limited at June 30, 2008, with an estimated fair value of approximately $541,000, recorded as an available-for-sale security. Charlemagne Capital (IOM) Limited, a wholly-owned subsidiary of Charlemagne Capital Limited, specializes in emerging markets and is the subadviser to the Eastern European Fund and Global Emerging Markets Fund, two series in USGAF.
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
The Company has certain contractual obligations which consist of agreements to contribute to various educational programs. These obligations total approximately $623,000 for fiscal years 2008 through 2013.
The Company has also committed approximately $1.2 million in building renovations to be performed over the next few months. Although no additional contracts have been signed at this time, additional improvements may be made over the next 18 to 24 months at a cost of approximately $2 to $4 million.

Note 17. Selected Quarterly Financial Data (Unaudited)
Note that some rows may not add to the correct annual total due to rounding.

Fiscal 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$12,951	$13,864	$12,265	$16,959
Expenses	9,321	10,158	9,134	10,848
Income Before Income Taxes	3,630	3,706	3,135	6,111
Net Income	2,409	2,465	2,123	3,841
Earnings per Share:
Basic	$0.16	$0.16	$0.14	$0.25
Diluted	$0.16	$0.16	$0.14	$0.25

Fiscal 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$11,908	$12,418	$12,444	$21,833
Expenses	8,195	8,651	8,707	11,705
Income Before Income Taxes	3,713	3,767	3,737	10,128
Net Income	2,480	2,461	2,412	6,406
Earnings per Share:
Basic	$0.16	$0.16	$0.16	$0.42
Diluted	$0.16	$0.16	$0.16	$0.42

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$6,575	$7,761	$11,557	$18,961
Expenses	4,859	6,048	7,459	10,620
Income Before Income Taxes	1,716	1,713	4,098	8,341
Net Income	1,095	1,168	2,550	5,622
Earnings per Share:
Basic	$0.07	$0.08	$0.17	$0.37
Diluted	$0.07	$0.08	$0.17	$0.37
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of June 30, 2008, we have maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their report appears on page 26.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the year ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitation of the Effectiveness of Internal Control. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company or any division of a company have been detected.
Item 9B. Other Information
None.

Part III of Annual Report on Form 10-K
Item 10. Directors, Executive Officers and Corporate Governance
The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E. Holmes	53	Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served as Trustee of U.S. Global Investors Funds since August 1989 and Trustee of U.S. Global Accolade Funds since April 1993. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006 and Chairman of Endeavour Financial Corp. since October 2005. Mr. Holmes has served as Director of 71316 Ontario, Inc. since April 1987 and Director, President, and Secretary of F.E. Holmes Organization, Inc. since July 1978. Mr. Holmes served as Director of Franc-Or Resources Corporation from June 2000 to November 2003 and Chairman and Director of Fortress IT Corp (formerly Consolidated Fortress) from November 2000 to November 2003.

Jerold H. Rubinstein	70	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Board member and Chairman of the Audit Committee of CKR since June 2006. Chief Executive Officer and founder of Music Imaging & Media, Inc. from July 2002 to present.

Roy D. Terracina	62	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., an investment company, since January 1994.

Thomas F. Lydon, Jr.	48	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Member of the Advisory Board of Rydex Series Trust since January 1999.

Susan B. McGee	49	President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	48	Chief Financial Officer of the Company since August 2004. Controller of the Company from April 2004 until August 2004. Associate with Resources Connection from July 2003 to February 2004.

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
Code of Ethics for Senior Financial Officers
The Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer and principal financial officer. This code charges these individuals with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports the Company files with the SEC, and compliance with applicable laws, rules and regulations.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required. All Section 16(a) filing requirements applicable to its directors, officers and more than 10% beneficial owners were met during the year ended June 30, 2008.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal 2008. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.
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
Setting Executive Compensation
The Compensation Committee of our board of directors is responsible for reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer and Chief Investment Officer (“CEO”), Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The board appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the Compensation Committee. There are no Compensation Committee interlocks to report. The Compensation Committee has a charter that is available for review on our website at http://www.usfunds.com. (The Compensation Committee Charter can be found by clicking “About the Advisor” followed by “Company Information” then “Compliance/Policies.”)
The individuals listed below are the chief executive officer and chief financial officer, plus our other most highly compensated NEO in fiscal 2008.

Name	Title
Frank E. Holmes	Chief Executive Officer and Chief Investment Officer
Catherine A. Rademacher	Chief Financial Officer
Susan B. McGee	President and General Counsel
In establishing total annual compensation for Mr. Holmes, the Compensation Committee considers a number of factors. For assistance in determining the appropriate factors to consider, the Compensation Committee consulted in 2005 with Moss Adams LLP, an executive compensation consulting firm. Importantly, the Compensation Committee considers the various functions Mr. Holmes assumes, including the dual role of CEO and Chief Investment Officer (“CIO”). In addition, the Compensation Committee considers various measures of company performance, including profitability and total shareholder return. The Compensation Committee also reviews Mr. Holmes’ performance in managing our corporate investments, in overseeing the management of our client portfolios and the results of our operational earnings.

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
The committee has delegated to Mr. Holmes the responsibility for reviewing the performance of, and recommending the compensation levels for, our other NEOs. The committee does not use rigid formulas with respect to the compensation of NEOs. Mr. Holmes makes a recommendation based on the achievement of qualitative goals that apply to all employees, quantitative goals that apply to an executive officer’s specific job responsibilities, and other accomplishments, such as expansion in functional responsibility. In forming his recommendations, Mr. Holmes also considers the responsibilities and workload of the executive officer; the explicit and tacit knowledge required to perform these responsibilities, including any professional designations; the profitability of the company; and the cost of living in San Antonio, Texas.
Objectives
Our executive compensation programs are designed to:
•	attract and retain key executives,

•	align executive performance with our long-term interests and those of our shareholders, and

•	link executive pay with performance.
Elements of Executive Compensation
The committee reviews and approves all components of executive officer compensation. The principal elements of executive compensation, other than Mr. Holmes, are:
•	base salary,

•	performance-based cash and stock bonuses,

•	long-term incentive awards, and

•	other compensation and benefits.
Base Salary
Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal 2008 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.
Performance-Based Cash and Stock Bonuses
Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee’s annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements. Discretionary cash or stock bonuses are awarded from time to time for such things as completion of critical projects or outstanding performance. During fiscal 2008, stock bonuses totaling $13,900 were awarded to NEOs, which were distributed in fiscal 2009.

Mr. Holmes considers a matrix of factors in reviewing the performance of, and compensation for, the chief financial officer, Catherine Rademacher. Mr. Holmes considers such thing as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified Sarbanes-Oxley and audit results, and the cost of living in San Antonio.
In reviewing the performance of and compensation for the president and general counsel, Susan McGee, Mr. Holmes considers a matrix of factors including responsibilities, productivity, hours of work, profitability of the Company, timely and accurate regulatory filings, completion of regulatory examinations, and the cost of living in San Antonio. In addition to her base salary, Ms. McGee, is paid a monthly bonus based on new assets flowing through institutional accounts in recognition of her leadership and strategic guidance of the institutional sales department. Along with other senior management in the marketing and sales departments, Ms. McGee receives a monthly bonus for new accounts for her key role in supervisory responsibilities. Occasionally, Ms. McGee receives discretionary bonuses for special projects such as completion of regulatory exams or managing significant new business relationships.
Long-Term Incentive Awards
Long-term incentive awards include stock options and restricted shares. We have utilized option grants to induce qualified individuals to join us, thereby providing the individual with an opportunity to benefit if we have significant growth. Similarly, options have been utilized to reward existing employees, including NEOs, for long and faithful service and to encourage them to stay with us. The Compensation Committee administers the stock option plans. Although the Company has no written policy for allocating between cash and equity, or current and long-term compensation for the CEO and other NEOs, the weighting has generally been in the range of less than 5 percent long-term compensation in the form of options or stock awards, with the remaining compensation in cash.
In August 1999, the board of directors approved the issuance of 1,000,000 pre-split shares of class C common stock to Mr. Holmes in recognition of his expanded duties as CIO and in exchange for cancellation of options and warrants held by Mr. Holmes. The shares vested over a ten-year period beginning with fiscal year 1998, and fully vested on June 30, 2008.
Stock Option Plans
In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of our class A common stock to directors, officers and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2008, there were no grants. As of June 30, 2008, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding, and 717,000 options are available for grant. All options referenced reflect the 2-for-1 split in March 2007.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of our class A common stock to directors, officers, and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2008, three options for a total of 20,300 shares were granted. As of June 30, 2008, 574,300 options had been granted, 233,000 shares had been exercised, 264,000 options had expired, 77,300 options remained outstanding, and 89,700 options are available for grant. All options referenced reflect the 2-for-1 split in March 2007.

Other Compensation and Benefits
Health, Welfare and Retirement Benefits
Health, welfare and retirement benefits are designed to provide a safety net of protection for employees in the event of illness, disability or death, and to provide employees an opportunity to accumulate retirement savings.
We offer a range of health and welfare benefits to substantially all employees, including the NEOs. These benefits include medical, dental, vision, prescription drug, short-term disability, group life and accidental death insurance, tuition reimbursement, and a free health club membership.
401(k) Plan
We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $15,500 in calendar year 2008. An additional “catch-up” pretax contribution of up to $5,000 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).
Profit Sharing
The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the board of directors. Factors that are considered by the board include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. Profit sharing contributions of $400,000, and $369,000 were made in fiscal years 2008 and 2007, respectively. Profit sharing contributions were made to our NEOs totaling $52,425 in fiscal 2008.
Savings Plans
We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using managed investment companies. Employee contributions to an Individual Retirement Account are matched to a maximum of $100 per month for certain management-level employees, including NEOs, and a maximum of $30 for all other employees. Similarly, certain management-level employees, including NEOs, may contribute to the Tax Free Fund and we will match these contributions up to a maximum of $90 per month. A similar savings plan utilizing UGMA accounts is offered to all employees to save for the education of minor relatives and is matched at a maximum of $15 per month per child.
Employee Stock Purchase Plan
We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3% of gross salary. During fiscal years 2008, 2007, and 2006, employees purchased 11,147, 8,981, and 6,441 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.
The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.
Perquisites and Other Benefits
We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as club memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2008 in the “All Other Compensation” column.
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

     Compensation of Named Executive Officers
The following table sets forth for the fiscal year ended June 30, 2008, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
					Non-Equity
					Incentive Plan
Name and Principle				Stock Awards	Compensation	All Other		Total
Position	Year	Salary ($)	Bonus ($)	($)[1]	($)[2]	Compensation ($)		($)
Frank E. Holmes	2007	421,788	9,700	50,000	1,856,760	148,373		2,486,621
Chief Executive Officer	2008	421,800	9,900	50,000	1,169,863	182,822	[3]	1,834,385
Chief Investment Officer
Catherine A. Rademacher	2007	96,003	104,940	11,300	—	31,065		243,308
Chief Financial Officer	2008	96,002	54,540	6,935	—	34,708	[4]	192,185
Susan B. McGee	2007	176,547	221,060	22,985	276,114	66,771		763,477
President	2008	256,893	85,200	6,935	240,365	110,202	[5]	699,595
General Counsel

[1]	Stock awards consist of restricted stock in the case of Mr. Holmes and grants of stock awards for the other NEOs as indicated. During fiscal year 1999, the board of directors granted Mr. Holmes 1,000,000 pre-split shares of class C common stock to be vested, in equal parts, over a ten-year period beginning July 1, 1998. The final 200,000 shares were fully vested on June 30, 2008.

[2]	Amounts consist of cash incentive compensation awards earned for services rendered in fiscal 2008. The amounts were paid pursuant to the senior executive bonus programs.

[3]	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $47,500 in trustee fees, (ii) $31,633 in matched contributions, (iii) $63,790 in insurance, (iv) $17,475 in profit sharing contributions, (v) $5,950 in club memberships, and (vi) $16,474 in miscellaneous items.

[4]	Represents amounts paid by us on behalf of Ms. Rademacher as follows: (i) $17,475 in profit sharing contributions, (ii) $13,858 in matched contributions, and (iii) $3,375 in miscellaneous items.

[5]	Represents amounts paid us on behalf of Ms. McGee as follows: (i) $24,885 in matched contributions, (ii) $17,475 in profit sharing contributions, (iii) $45,842 in insurance, (iv) $15,175 in club memberships, and (v) $6,825 in miscellaneous items.
The following table supplements the disclosure in the Summary Compensation Table with respect to stock awards made to the named executive officer in the last fiscal year. Columns were omitted if they were not applicable.

Grants of Plan-Based Awards
			All Other Stock	Grant Date Fair
			Awards: Number of	Value of Stock and	Grant Date Fair
			Shares of Stock or	Option Awards (per	Value of Stock and
Name	Grant Date		Units	share)	Option Awards
Frank E. Holmes	—		—	—	—
Catherine A. Rademacher	7/18/2008	[1]	500	$13.90	$6,950
Susan B. McGee	7/18/2008	[1]	500	$13.90	$6,950

[1]	These shares were granted in fiscal 2009 for services rendered in fiscal 2008.

The following table sets forth certain information concerning all exercises of stock options and vesting of restricted stock for each named executive officer during the fiscal year ended June 30, 2008.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
Name	Exercise	Exercise	Acquired on Vesting	Vesting [1]
Frank E. Holmes	—	—	200,000	$512,000
Catherine A. Rademacher	—	—	—	—
Susan B. McGee	—	—	—	—

[1]	The value realized equals the valuation of class C common stock on the vesting date, multiplied by the number of shares that vested.
The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.
     Compensation of Directors
The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors. Mr. Rubinstein serves as the chairman of the board. Director compensation for the fiscal year ended June 30, 2008, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned or Paid
Name	in Cash[1]	Stock Awards[2]	Total
Jerold H. Rubinstein	$87,000	$13,022	$100,022
Roy D. Terracina	$27,000	$13,022	$40,022
Thomas F. Lydon, Jr.	$24,000	$13,022	$37,022

[1]	Includes certain fees earned in fiscal 2008 but paid in 2009. The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman.

[2]	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal 2008. These shares were granted pursuant to a plan that commenced in January 2007 to grant 100 shares of class A common stock to each non-employee director per quarter. Subsequently, in March 2008, the frequency of shares granted changed from 100 shares per quarter to 100 shares per month.

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
     Class C Common Stock (Voting Stock)
On August 22, 2008, there were 2,094,279 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

	Class C Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Frank E. Holmes	2,074,560 [1]	99.06%
7900 Callaghan Road
San Antonio, TX 78229

[1]	Includes 2,000,000 shares of class C common stock issued to Mr. Holmes that were fully vested on June 30, 2008 and 74,560 shares owned directly by Mr. Holmes.
     Class A Common Stock (Nonvoting Stock)
On August 22, 2008, there were 13,169,461 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

	Class A Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Kinetics Asset Management — Sleepy Hollow, NY [1]	2,719,370 [1]	20.65%
Royce & Associates, LLC — New York, NY [2]	1,678,400 [2]	12.75%
Hodges Capital Management — Dallas, TX [3]	1,050,421 [3]	7.98%

[1]	Information is from Schedule 13F for the period ending June 30, 2008, filed with the SEC on August 6, 2008.

[2]	Information is from Schedule 13F for the period ending June 30, 2008, filed with the SEC on August 11, 2008.

[3]	Information is from Schedule 13F for the period ending June 30, 2008, filed with the SEC on August 5, 2008.

     Security Ownership of Management
The following table sets forth, as of August 22, 2008, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
	Common Stock		Common Stock
	Number		Number
	of		of
Beneficial Owner	Shares	%	Shares	%
Frank E. Holmes, CEO, Director	2,074,560 [1]	99.06%	218,741	1.66%
Catherine A. Rademacher, CFO	—	—	14,071	0.11%
Susan B. McGee, President, General Counsel	—	—	71,470	0.54%
Jerold H. Rubinstein, Director	—	—	1,400	0.01%
Roy D. Terracina, Director	—	—	35,400	0.27%
Thomas F. Lydon, Jr., Director	—	—	1,400	0.01%
All directors and executive officers as a group (six persons)	2,074,560	99.06%	342,482	2.60%

[1]	Includes 2,000,000 shares of class C common stock issued to Mr. Holmes that were fully vested on June 30, 2008, and 74,560 shares owned directly by Mr. Holmes.

     Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	—	—	717,000
1997 Non-Qualified Stock Option Plan [2]	77,300	$13.66	89,700
Employee Stock Purchase Plan [3]	N/A	N/A	23,763
Total	77,300		830,463

[1]	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

[2]	Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

[3]	The Company has adopted a stock purchase plan to provide eligible employees of the Company an opportunity to purchase common stock of the Company. There are 150,000 authorized shares of treasury stock reserved for issuance under the plan. The Company contributes on behalf of each participant an amount equal to lesser of (i) the aggregate amount of the participant’s payroll deductions for the purchase period, or (ii) 3% of the participant’s base compensation during the purchase period.
Item 13. Certain Relationships and Related Transactions, and Director Independence
U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 15 to the Consolidated Financial Statements and filed as a part of this report.

Item 14. Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2008, and 2007, respectively, rendered by BDO Seidman, LLP.

	Fiscal year ended June 30,
	2008	2007
Audit fees [1]	$399,280	$444,868
Audit-related fees [2]	18,270	10,670
Tax fees [3]	23,861	24,065
All other fees	—	—

Total fees	$441,411	$479,603

[1]	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and internal control report and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

[2]	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

[3]	Tax fees include the preparation of federal and state tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.
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
All services provided by BDO Seidman, LLP in the fiscal years ended June 30, 2008, and 2007 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
     1. Financial Statements
     The Consolidated Financial Statements including:
•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets as of June 30, 2008 and 2007

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2008

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2008

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2008

•	Notes to Consolidated Financial Statements
     2. Financial Statement Schedules
     None.
     3. Exhibits
3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarterly report ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817).

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076).

10.1	Advisory Agreement dated October 27, 1989, by and between Company and United Services Funds, incorporated by reference to Exhibit (4)(b) of the Company’s Form 10-K for fiscal year ended June 30, 1990 (EDGAR Accession No. 0000101507-99-000019).

10.2	Advisory Agreement dated September 21, 1994, by and between Company and Accolade Funds, incorporated by reference to Exhibit 10.2 of Company’s Form 10-K for fiscal year ended June 30, 1995 (EDGAR Accession Number 0000754811-95-000002).

10.3	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.4	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.5	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.6	Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 82 to Registration Statement on Form N-1A dated September 2, 1998 (EDGAR Accession No. 0000101507-98-000031).

10.7	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.8	Amendment dated February 21, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Investors Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.9	Amendment dated April 23, 2006 to Custodian Agreement dated November 1, 1997, between U.S. Global Investors and Brown Brothers Harriman & Co., incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on November 12, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.10	Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-1A dated January 29, 1998 (EDGAR Accession No. 0000902042-98-000006).

10.11	Amendment dated May 14, 1999, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post-Effective Amendment No. 16 to Registration Statement on Form N-1A dated February 29, 1999 (EDGAR Accession No. 0000902042-99-000004).

10.12	Amendment dated June 30, 2001, to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.13	Amendment dated March 21, 2002 to Appendix A of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

10.14	Amendment dated September 30, 2004 to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N1-A dated January 20, 2005 (EDGAR Accession No. 902042-05-000004).

10.15	Amendment dated April 23, 2006 to Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co., incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed on November 12, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.16	Amendment dated February 16, 2001, to Appendix B of the Custodian Agreement dated November 1, 1997, between U.S. Global Accolade Funds and Brown Brothers Harriman & Co. incorporated by reference to Post- Effective Amendment No. 18 to Registration Statement on Form N-1A dated February 28, 2001 (EDGAR Accession No. 0000902042-01-500005).

10.17	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Accolade Funds dated September 3, 1998, incorporated by reference to Exhibit 10.12 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.18	Distribution Agreement by and between U.S. Global Brokerage, Inc. and U.S. Global Investors Funds dated September 3, 1998, incorporated by reference to Exhibit 10.13 of Company’s Form 10-K for fiscal year ended June 30, 1998 (EDGAR Accession Number 0000754811-98-000009).

10.19	Line of Credit Note dated June 3, 2005, between the Company and JP Morgan Chase Bank N.A., incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for fiscal year ended June 30, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.20	Amendment dated February 1, 2007, to Line of Credit Note dated June 3, 2005, by and between the Company and JP Morgan Chase Bank N.A., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2007 (EDGAR Accession No. 0000950134-07-019889).

10.21	Amendment dated January 18, 2008, to Line of Credit Note dated June 3, 2005, by and between the Company and JP Morgan Chase Bank N.A., included herein.

10.22	Sub-Advisory Agreement by and between U.S. Global Accolade Funds, Eastern European Fund and Charlemagne Capital (IOM) Limited, dated August 31, 2006, incorporated by reference to Post Effective Amendment 37 and Sub-Advisory Agreement by and between U.S. Global Accolade Funds/Global Emerging Markets Fund and Charlemagne Capital (IOM) Limited, dated August 31, 2006, incorporated by reference to Post Effective Amendment 37, dated December 29, 2006, (EDGAR Accession No. 000902042-07-000004).

10.23	Transfer Agency Agreement Dated April 1, 2007, by and between United Shareholder Services, Inc. and U.S. Global Accolade Funds, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2007 (EDGAR Accession No. 0000950134-07-019889).

10.24	Transfer Agency Agreement Dated April 1, 2007, by and between United Shareholder Services, Inc. and U.S. Global Investors Funds, incorporated by reference to Post-Effective Amendment No. 96 to Registration Statement on Form N-1A dated September 4, 2007 (EDGAR Accession No. 0001068800-07-001420).

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2004 (EDGAR Accession Number 0000950134-04-014177).

14.02	Code of Ethics, adopted June 28, 1989, and amended June 3, 2008, included herein.

21	List of Subsidiaries of the Company, included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.
	By:	/s/ Frank E. Holmes
Frank E. Holmes
Date: September 11, 2008		Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 11, 2008

* /s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 11, 2008

* /s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 11, 2008

* /s/ Roy D. Terracina
Roy D. Terracina	Director	September 11, 2008

/s/ Catherine A. Rademacher		September 11, 2008
Catherine A. Rademacher	Chief Financial Officer

*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		September 11, 2008