Form 10-Q
period 2008-09-30
U S GLOBAL INVESTORS INC
filed 2008-11-07
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On October 28, 2008, there were 13,817,269 shares of Registrant’s class A nonvoting common stock issued and 13,173,020 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,094,279 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 1 of 21
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	SEPTEMBER 30,	JUNE 30,
	2008	2008
	(UNAUDITED)
Current Assets

Cash and cash equivalents	$27,024,937	$25,135,075
Trading securities, at fair value	4,753,188	6,991,843
Receivables
Mutual funds	3,630,296	5,096,117
Offshore clients	165,035	3,690,400
Employees	12,409	6,111
Other	342,513	21,767
Prepaid expenses	433,799	628,790
Deferred tax asset	451,494	—

Total Current Assets	36,813,671	41,570,103

Net Property and Equipment	2,907,773	2,378,396

Other Assets
Deferred tax asset, long term	475,052	299,351
Investment securities available-for-sale, at fair value	2,102,955	1,246,769

Total Other Assets	2,578,007	1,546,120

Total Assets	$42,299,451	$45,494,619

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 2 of 21
Liabilities and Shareholders’ Equity

	SEPTEMBER 30,	JUNE 30,
	2008	2008
	(UNAUDITED)
Current Liabilities
Accounts payable	$1,858,841	$289,364
Accrued compensation and related costs	1,408,497	2,396,881
Deferred tax liability	—	406,730
Other accrued expenses	2,586,588	3,167,900

Total Current Liabilities	5,853,926	6,260,875

Shareholders’ Equity
Common stock (class A) — $.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,817,269 shares at September 30, 2008, and June 30, 2008	345,432	345,432
Common stock (class B) — $.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $.025 par value; voting; authorized, 3,500,000 shares; issued, 2,094,279 shares at September 30, 2008, and June 30, 2008	52,357	52,357
Additional paid-in-capital	14,293,445	14,114,178
Treasury stock, class A shares at cost; 646,347 and 656,520 shares at September 30, 2008, and June 30, 2008, respectively	(1,513,342)	(1,562,419)
Accumulated other comprehensive loss, net of tax	(576,750)	(325,397)
Retained earnings	23,844,383	26,609,593

Total Shareholders’ Equity	36,445,525	39,233,744

Total Liabilities and Shareholders’ Equity	$42,299,451	$45,494,619

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 3 of 21
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Revenues
Mutual fund advisory fees	$8,034,306	$9,357,232
Other advisory fees	653,540	747,142
Transfer agent fees	2,214,402	2,072,002
Investment income (loss)	(2,068,354)	761,968
Other	13,651	12,429

	8,847,545	12,950,773

Expenses
Employee compensation and benefits	2,815,963	3,147,036
General and administrative	4,616,551	1,739,824
Subadvisory fees	1,737,687	2,311,591
Platform fees	2,185,431	1,927,169
Advertising	147,946	125,457
Depreciation	72,807	69,669

	11,576,385	9,320,746

Income (Loss) Before Income Taxes	(2,728,840)	3,630,027

Provision for Federal Income Taxes
Tax expense (benefit)	(883,691)	1,221,195

Net Income (Loss)	(1,845,149)	2,408,832

Other comprehensive loss, net of tax

Unrealized losses on available-for-sale securities	(251,353)	(26,262)

Comprehensive Income (Loss)	$(2,096,502)	$2,382,570

Basic Net Income (Loss) per Share	$(0.12)	$0.16

Diluted Net Income (Loss) per Share	$(0.12)	$0.16

Basic weighted average number of common shares outstanding	15,258,530	15,241,822

Diluted weighted average number of common shares outstanding	15,285,155	15,271,489
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 4 of 21
Consolidated Statements of Cash Flows (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(1,845,149)	$2,408,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,807	69,669
Provision for deferred taxes	(904,440)	30,367
Stock bonuses	97,054	42,761
SFAS 123R compensation expense	81,458	66,290

Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	4,664,142	9,855,152
Prepaid expenses and other	194,991	173,345
Trading securities	2,238,655	(1,116,944)
Accounts payable and accrued expenses	(219)	(2,470,438)

Total adjustments	6,444,448	6,650,202

Net Cash Provided by Operations	4,599,299	9,059,034

Cash Flows from Investing Activities
Purchase of property and equipment	(602,184)	(68,889)
Purchase of available-for-sale securities	(1,237,024)	(57,823)

Net Cash Used in Investing Activities	(1,839,208)	(126,712)

Cash Flow from Financing Activities
Proceeds from issuance or exercise of stock and options	—	54,022
Treasury stock issued	49,832	—
Dividends paid	(920,061)	(460,640)

Net Cash Used in Financing Activities	(870,229)	(406,618)

Net Increase in Cash and Cash Equivalents	1,889,862	8,525,704

Beginning Cash and Cash Equivalents	25,135,075	14,854,420

Ending Cash and Cash Equivalents	$27,024,937	$23,380,124

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 5 of 21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2008.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited, U.S. Global Brokerage, Inc., and U.S. Global Investors (Bermuda) Limited.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2008, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A dividend of $0.02 per share is authorized through December 31, 2008, and will be reviewed by the board quarterly.
Note 3. Investments
As of September 30, 2008, the Company held investments with a market value of approximately $6.9 million and a cost basis of approximately $9.3 million. The market value of these investments is approximately 16.2 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
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
The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2008, and June 30, 2008.

				Unrealized holding
				losses on available-
			Unrealized	for-sale securities,
Securities	Market Value	Cost	Gain (Loss)	net of tax

Trading[1]	$4,753,188	$6,276,578	$(1,523,390)	N/A
Available for sale[2]	2,102,955	2,976,819	(873,864)	$(576,750)

Total at September 30, 2008	$6,856,143	$9,253,397	$(2,397,254)

Trading[1]	$6,991,843	$6,275,478	$716,365	N/A
Available for sale[2]	1,246,769	1,739,795	(493,026)	$(325,397)

Total at June 30, 2008	$8,238,612	$8,015,273	$223,339

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 6 of 21
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended September 30, 2008, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	THREE MONTHS ENDED SEPTEMBER 30,
Investment Income (Loss)	2008	2007
Unrealized gains (losses) on trading securities	$(2,239,756)	$496,944
Realized foreign currency losses	(1,803)	—
Dividend and interest income	173,205	265,024

Total Investment Income (Loss)	$(2,068,354)	$761,968

Note 4. Fair Value Disclosures
U.S. Global adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS No. 157”) effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2, and 3 inputs, as defined). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.
Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, value of these products does not entail a significant degree of judgment.
Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.
Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 7 of 21
The following table presents fair value measurements as of September 30, 2008 for the two major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement Using
	(in thousands)
			Significant
		Significant	Unobservable
	Quoted Prices	Other Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Trading Securities	$4,058	$695	$—	$4,753
Available for Sale Securities	2,103	—	—	2,103

Total Investments	$6,161	$695	$—	$6,856

Approximately 90 percent of the companies financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market and the remaining 10 percent are Level 2 inputs including an investment in an offshore fund.
U.S. Global held two investments in securities with a value of zero that were measured at fair value using significant unobservable inputs (Level 3) at September 30, 2008. There were no realized or unrealized gains or losses or transactions in these securities or any transfers in or out of Level 3 during the three month period ended September 30, 2008.
Note 5. Investment Management, Transfer Agent and Other Fees
The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF”) and U.S. Global Accolade Funds (“USGAF”) and receives a fee based on a specified percentage of net assets under management. Two of the four funds within USGAF are sub-advised by third-party managers. These subadvisers are in turn compensated out of the investment advisory fees received by the Company. USSI also serves as transfer agent to USGIF and USGAF and receives fees based on the number of shareholder accounts as well as transaction and activity-based fees. Fees for providing investment management and transfer agent services to USGIF and USGAF continue to be the Company’s primary revenue source.
Substantially all of the cash and cash equivalents included in the balance sheet at September 30, 2008, and June 30, 2008, are invested in USGIF money market funds.
Subsequent to quarter-end, there were several changes to contracts with USGIF and USGAF, effective October 1, 2008, as described further in Note 6.
The Company has voluntarily waived or reduced its advisory fees and/or has agreed to pay expenses on several USGIF funds and two USGAF funds. The aggregate fees waived and expenses borne by the Company for the three months ended September 30, 2008, and September 30, 2007, were $394,822, and $358,264, respectively. Effective October 1, 2008, the Company entered into new expense limitation agreements as described in Note 6.
Investment advisory fees for the SEC-registered funds totaled $8,034,306 and $9,357,232 for the three months ended September 30, 2008, and September 30, 2007, respectively. Transfer agency fees totaled $2,214,402 and $2,072,002 for the three months ended September 30, 2008, and September 30, 2007, respectively.
The Company provides advisory services for several offshore clients and receives monthly advisory fees based on the net asset values of each client, and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees totaling $653,540 and $747,142 for the three months ended September 30, 2008, and September 30, 2007, respectively.
The performance fees for these clients are calculated and recorded quarterly or annually in accordance with the terms of the advisory agreement. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of each of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities, mailroom operations, as well as investment income.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 8 of 21
Note 6. Subsequent Changes to Contracts
A special meeting of shareholders of USGIF and USGAF was held on September 23, 2008, to consider several proposals. The new proposals were approved effective October 1, 2008, and include (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the USGIF funds and (iii) a new distribution plan for the nine equity USGIF funds under which U.S. Global Brokerage, Inc. would be paid a fee at an annual rate of 0.25 percent of the average daily net assets of each fund. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF. The Company incurred a total of $3.74 million in merger-related costs, of which $3.57 million was recorded in the first quarter of fiscal 2009.
The new advisory agreement for the nine equity USGIF funds provides for a base advisory fee that will be adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior 12 months. With respect to four equity funds, the new advisory agreement also will increase the base advisory fee and make changes to the advisory fee breakpoints. In addition, administrative services that are part of the current advisory agreement will be removed and become the subject of a separate agreement. Under the new administrative services agreement, the USGIF funds will no longer reimburse the Company for certain legal and administrative services, but instead will pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each fund for administrative services provided by the Company to USGIF.
Effective October 1, 2008, the Company has agreed to cap the expenses of each fund through September 30, 2009. The Company and each fund’s Board of Trustees will negotiate the amounts of these expense caps from time to time.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. For the quarter ended September 30, 2008, the Company recorded a total of $567,391 in advisory fees from Endeavour Financial Corp. As of September 30, 2008, assets under management related to the Endeavour account were approximately $178 million.
Effective November 7, 2008, the Company will assume the day to day management of both the USGIF Eastern European Fund and the Global Emerging Markets Fund. The subadvisory agreements with Charlemagne Capital (IOM) Limited with respect to the Eastern European Fund and the Global Emerging Markets Fund were amended, effective November 7, 2008, to reflect reduced subadvisory fees in light of restructured responsibilities.
Note 7. Borrowings
As of September 30, 2008, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of September 30, 2008, this credit facility remained unutilized by the Company.
Note 8. Stock-Based Compensation
Beginning in fiscal year 2006, with the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2008, and September 30, 2007, respectively, was $81,458 and $66,290. As of September 30, 2008, and September 30, 2007, respectively, there was approximately $356,654 and $408,194 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 9 of 21
The following table summarizes information about the Company’s stock option plans for the three months ended September 30, 2008.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	77,300	$13.66
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, end of period	77,300	$13.66

Options exercisable, end of period	45,500	$9.81

Note 9. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Net income (loss)	$(1,845,149)	$2,408,832

Weighted average number of outstanding shares
Basic	15,258,530	15,241,822

Effect of dilutive securities
Employee stock options	26,625	29,667

Diluted	15,285,155	15,271,489

Earnings (loss) per share
Basic	$(0.12)	$0.16
Diluted	$(0.12)	$0.16
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended September 30, 2008, 43,300 options were excluded from diluted EPS.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended September 30, 2008. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 10. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities as well as temporary differences in the deductibility of prepaid expenses and accrued liabilities. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities and the tax benefit of carryovers.
For federal income tax purposes at September 30, 2008, the Company had net operating loss carryovers (NOLs) of approximately $133,000 expiring in fiscal 2019 and charitable contribution carryovers of approximately $23,000 expiring in fiscal 2013. If certain changes in the Company’s ownership occur subsequent to September 30, 2008, there could be an annual limitation on the NOLs that could be utilized.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at September 30, 2008, or June 30, 2008.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 10 of 21
Note 11. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it advises, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended September 30, 2008
Revenues (loss)	$11,083,718	$(2,236,173)	$8,847,545

Income (loss) before income taxes	$(492,576)	$(2,236,264)	$(2,728,840)

Depreciation	$72,807	$—	$72,807

Capital expenditures	$602,184	$—	$602,184

Gross identifiable assets at September 30, 2008	$34,441,306	$6,931,599	$41,372,905

Deferred tax asset			$926,546

Consolidated total assets at September 30, 2008			$42,299,451

Three months ended September 30, 2007
Revenues	$12,453,268	$497,505	$12,950,773

Income before income taxes	$3,132,707	$497,320	$3,630,027

Depreciation	$69,669	$—	$69,669

Capital expenditures	$68,889	$—	$68,889

Note 12. Contingencies and Commitments
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

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 11 of 21
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
Recent Trends and Continuing Disruptions in Worldwide Financial Markets
Due to the consequences of the meltdown in the subprime mortgage market beginning in 2007, the worldwide financial markets have encountered intense volatility due to uncertainty and disruption within the credit markets. This disruption has moved into 2008 causing global equities to decline worldwide. The Company’s investment advisory fees and operating revenue primarily depend on the value of our assets under management, and continued global market fluctuations impact the funds’ asset levels thereby affecting income and results of operations.
This global strain has resulted in a seizing of the international credit markets resulting in unprecedented worldwide governmental actions. For instance, on September 7, 2008, the U.S. Government moved to guarantee the outstanding debt of Fannie Mae and Freddie Mac. On September 19, 2008, the U.S. Treasury Department (the “Treasury”) announced a temporary guarantee program (Temporary Guarantee Program for Money Market Funds) for publicly available money market funds which elected to participate in the program.
Furthermore, on October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008, which sanctioned the Treasury Secretary to create the Troubled Assets Relief Program and authorize the purchase of up to $700 billion of troubled assets. Despite these aggressive governmental programs and actions, the global financial markets continue to remain extremely volatile.
This unsettled financial environment has had an impact on the Company’s assets under management. Total assets under management at June 30, 2008 were $5.753 billion versus $3.330 billion at September 30, 2008, of which $178 million was from the Endeavour account. Total assets under management at September 30, 2008 were $3.330 billion versus $5.378 billion at September 30, 2007. As of October 31, 2008, total assets under management were approximately $2.260 billion
BUSINESS SEGMENTS
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
The Company provides advisory services to various offshore clients. The Company generally receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on an agreed-upon performance measurement. The contracts between the Company and the remaining offshore clients expire periodically, and except as discussed in Note 6, management anticipates that its offshore clients will renew the contracts.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 12 of 21
At September 30, 2008, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $3.330 billion versus $5.378 billion at September 30, 2007. During the three months ended September 30, 2008, average assets under management were $4.474 billion versus $5.040 billion for the same period ended September 30, 2007. This decrease was primarily due to a decrease in the natural resources and foreign equity funds under management. Total assets under management at June 30, 2008 were $5.753 billion versus $3.330 billion at September 30, 2008.
Investment Activities
Management believes it can more effectively manage the Company’s cash position by broadening the types of investments used in cash management and continues to believe that such activities are in the best interest of the Company. Company compliance and operational personnel review and monitor these activities, and various reports are provided to investment advisory clients.
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
As of September 30, 2008, the Company held investments with a market value of approximately $6.9 million and a cost basis of approximately $9.3 million. The market value of these investments is approximately 16.2 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	THREE MONTHS ENDED SEPTEMBER 30,
Investment Income (Loss)	2008	2007
Unrealized gains (losses) on trading securities	$(2,239,756)	$496,944
Realized foreign currency gains (losses)	(1,803)	—
Dividend and interest income	173,205	265,024

Total Investment (Loss)	$(2,068,354)	$761,968

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007
The Company posted a net after-tax loss of $1,845,149 ($0.12 loss per share) for the three months ended September 30, 2008, compared with a net after-tax income of $2,408,832 ($0.16 income per share) for the three months ended September 30, 2007.
Revenues
Total consolidated revenues for the three months ended September 30, 2008, decreased $4,103,228, or 31.7 percent, compared with the three months ended September 30, 2007. This decrease was primarily attributable to the following:
•	Investment income decreased by approximately $2,830,000 primarily as a result of declines in the market value of trading securities in the natural resources and emerging markets sectors; and

•	Investment advisory fees decreased by approximately $1,417,000 primarily as a result of decreased assets under management in the gold, natural resources and emerging markets sectors.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 13 of 21
Expenses
Total consolidated expenses for the three months ended September 30, 2008, increased $2,255,639, or 24.2 percent, compared with the three months ended September 30, 2007. This was largely attributable to the following:
•	General and administrative expenses increased by approximately $2,877,000 primarily due to proxy-related costs associated with the merger of the USGIF and USGAF trusts. Please refer to Note 6 in Notes to Consolidated Financial Statements for further details.

•	This increase was partially offset by decreases in subadvisory fees of approximately $574,000 due to decreased assets under management in the Eastern European Fund.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2008, the Company had net working capital (current assets minus current liabilities) of approximately $31.0 million and a current ratio (current assets divided by current liabilities) of 6.3 to 1. With approximately $27.0 million in cash and cash equivalents and approximately $6.9 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $36.4 million, with cash, cash equivalents, and marketable securities comprising 80.1 percent of total assets.
As of September 30, 2008, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of September 30, 2008, this credit facility remained unutilized by the Company.
Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.
Market volatility may cause the price of the Company’s publicly traded class A shares to fluctuate, which in turn may allow the Company an opportunity to buy back stock at favorable prices.
A special meeting of shareholders of USGIF and USGAF was held on September 23, 2008 to consider several proposals. The new proposals were approved effective October 1, 2008, and include (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the USGIF funds and (iii) a new distribution plan for the nine equity USGIF funds under which U.S. Global Brokerage, Inc. would be paid a fee at an annual rate of 0.25 percent of the average daily net assets of each fund. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF. The Company incurred a total of $3.74 million in merger-related costs, of which $3.57 million was recorded in the first quarter of fiscal 2009.
The new advisory agreement for the nine equity USGIF funds provides for a base advisory fee that will be adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior 12 months. With respect to four equity funds, the new advisory agreement also will increase the base advisory fee and make changes to the advisory fee breakpoints. In addition, administrative services that are part of the current advisory agreement will be removed and become the subject of a separate agreement. Under the new administrative services agreement, the USGIF funds will no longer reimburse the Company for certain legal and administrative services, but instead will pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each fund for administrative services provided by the Company to USGIF.
The Company has agreed to cap the expenses of each fund through September 30, 2009. Beginning October 1, 2009 the Company and the USGIF Board of Trustees will negotiate the amounts of these expense caps annually during the consideration of the renewal of the advisory agreement.
The Company provides advisory services to several offshore clients. The Company generally receives a monthly advisory fee and a quarterly or annual performance fee, if any, based on an agreed-upon performance measurement. The contracts between the Company and the offshore clients expire periodically, and except as discussed in Note 6, management anticipates that its offshore clients will renew the contracts.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from miscellaneous transfer agency activities including lockbox functions, mailroom operations, as well as investment income.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 14 of 21
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued an FSP to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Management adopted the provisions of SFAS 157 related to all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis on July 1, 2008. Management continues to evaluate the impact this statement will have on the Consolidated Financial Statements once its provisions are adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 allows entities to voluntarily choose to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for the instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of SFAS 159 to any of our financial instruments; therefore, the adoption of SFAS 159 effective July 1, 2008, has not affected our financial position or results of operations.
In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Accordingly, the Company adopted EITF 06-11 on July 1, 2008. The adoption of EITF 06-11 did not have a material effect on the Company’s financial position or results of operations for the quarter ended September 30, 2008.
CRITICAL ACCOUNTING POLICIES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2008.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 15 of 21
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
The table below summarizes the Company’s equity price risks as of September 30, 2008, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.
SENSITIVITY ANALYSIS

			Estimated
			Fair Value after	Increase
		Hypothetical	Hypothetical	(Decrease) in
	Fair Value at	Percentage	Percent	Shareholders’
	September 30, 2008	Change	Change	Equity, Net of Tax
Trading Securities[1]	$4,753,188	25% increase	$5,941,485	$784,276
		25% decrease	$3,564,891	$(784,276)
Available-for-Sale[2]	$2,102,955	25% increase	$2,628,694	$346,988
		25% decrease	$1,577,216	$(346,988)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 16 of 21
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2008. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. Exhibits
1. Exhibits —
1.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

1.2	Transfer Agency Agreement, dated July 31, 2008, by and between U.S. Global Investors Funds and United Shareholder Services, Inc., incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc. September 30, 2008, Quarterly Report on Form 10-Q	Page 17 of 21
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: November 7, 2008	By:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: November 7, 2008	By:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer