Form 10-Q
period 2008-12-31
U S GLOBAL INVESTORS INC
filed 2009-02-06
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the quarterly period ended December 31, 2008
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
YES ☐          NO ☑
On January 30, 2009, there were 13,819,673 shares of Registrant’s class A nonvoting common stock issued and 13,185,449 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,091,875 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 1 of 23
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	December 31, 2008	June 30, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$22,235,465	$25,135,075
Trading securities, at fair value	4,156,297	6,991,843
Receivables
Mutual funds	2,139,609	5,096,117
Offshore clients	13,616	3,690,400
Employees	1,751	6,111
Other	117,689	21,767
Prepaid expenses	768,500	628,790
Deferred tax asset	547,012	—

Total Current Assets	29,979,939	41,570,103

Net Property and Equipment	3,407,054	2,378,396

Other Assets
Deferred tax asset, long term	908,970	299,351
Investment securities available-for-sale, at fair value	520,283	1,246,769
Income tax receivable	2,038,143	—

Total Other Assets	3,467,396	1,546,120

Total Assets	$36,854,389	$45,494,619

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 2 of 23
Liabilities and Shareholders’ Equity

	December 31, 2008	June 30, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$237,578	$289,364
Accrued compensation and related costs	1,037,726	2,396,881
Deferred tax Liability	—	406,730
Other accrued expenses	1,018,530	3,167,900

Total Current Liabilities	2,293,834	6,260,875

Shareholders’ Equity
Common stock (class A) — $0.25 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,819,673 shares and 13,817,269 shares at December 31, 2008, and June 30, 2008, respectively	345,492	345,432

Common stock (class B) — $0.25 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—

Common stock (class C) — $0.25 par value; voting; authorized, 3,500,000 shares; issued, 2,091,875 shares and 2,094,279 shares at December 31, 2008, and June 30, 2008, respectively	52,297	52,357

Additional paid-in-capital	14,413,967	14,114,178
Treasury stock, class A shares at cost; 637,809 and 656,520 shares at December 31, 2008, and June 30, 2008, respectively	(1,493,351)	(1,562,419)
Accumulated other comprehensive income (loss), net of tax	54	(325,397)
Retained earnings	21,242,096	26,609,593

Total Shareholders’ Equity	34,560,555	39,233,744

Total Liabilities and Shareholders’ Equity	$36,854,389	$45,494,619

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 3 of 23
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues
Mutual fund advisory fees	$10,982,654	$19,907,529	$2,948,348	$10,550,297
Other advisory fees	802,540	1,548,754	149,000	801,612
Distribution fees	966,893	—	966,893	—
Administrative services fees	417,567	—	417,567	—
Transfer agent fees	3,544,263	4,183,665	1,329,861	2,111,663
Investment income (loss)	(5,061,024)	1,148,543	(2,992,670)	386,575
Other	20,608	26,440	6,957	14,011

	11,673,501	26,814,931	2,825,956	13,864,158

Expenses
Employee compensation and benefits	5,129,140	6,533,134	2,313,177	3,386,098
General and adminstrative	6,144,093	3,428,068	1,527,542	1,688,244
Subadvisory fees	2,220,585	4,858,528	482,898	2,546,937
Platform fees	3,017,327	4,273,220	831,896	2,346,051
Advertising	237,242	244,913	89,296	119,456
Depreciation	146,772	140,940	73,965	71,271

	16,895,159	19,478,803	5,318,774	10,158,057

Income (Loss) Before Income Taxes	(5,221,658)	7,336,128	(2,492,818)	3,706,101

Provision for Federal Income Taxes
Tax expense (benefit)	(1,693,349)	2,462,693	(809,658)	1,241,498

Net Income (Loss)	(3,528,309)	4,873,435	(1,683,160)	2,464,603

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	325,451	(17,068)	576,804	9,193

Comprehensive Income (Loss)	$(3,202,858)	$4,856,367	$(1,106,356)	$2,473,796

Basic Net Income (Loss) per Share	$(0.23)	$0.32	$(0.11)	$0.16

Diluted Net Income (Loss) per Share	$(0.23)	$0.32	$(0.11)	$0.16

Basic weighted average number of common shares outstanding	15,261,582	15,243,193	15,264,634	15,244,563

Diluted weighted average number of common shares outstanding	15,285,343	15,273,783	15,285,459	15,273,666
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 4 of 23
Consolidated Statements of Cash Flows (Unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(3,528,309)	$4,873,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146,772	140,940
Net recognized loss on sale of fixed assets	2,075	—
Net recognized loss on securities	2,456,618	227,985
Provision for deferred taxes	(1,731,019)	76,684
Stock bonuses	103,219	47,218
SFAS 123R compensation expense	162,917	157,860

Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	4,503,587	8,658,390
Prepaid expenses	(139,710)	(173,214)
Trading securities	2,835,546	(1,144,420)
Accounts payable and accrued expenses	(3,560,311)	(2,981,394)

Total adjustments	4,779,694	5,010,049

Net Cash Provided by Operations	1,251,385	9,883,484

Cash Flows from Investing Activities
Purchase of property and equipment	(1,177,505)	(147,375)
Purchase of available-for-sale securities	(1,237,024)	(579,876)
Proceeds on sale of available-for-sale securities	—	45,274

Net Cash Used in Investing Activities	(2,414,529)	(681,977)

Cash Flow from Financing Activities
Purchase of treasury stock	—	—
Proceeds from issuance of exercise of stock and options	—	—
Treasury stock issued	102,722	102,281
Dividends paid	(1,839,188)	(1,379,493)

Net Cash Used in Financing Activities	(1,736,466)	(1,277,212)

Net Decrease in Cash and Cash Equivalents	(2,899,610)	7,924,295

Beginning Cash and Cash Equivalents	25,135,075	14,854,420

Ending Cash and Cash Equivalents	$22,235,465	$22,778,715

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 5 of 23
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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2008, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A dividend of $0.02 per share is authorized through March, 2009, and will be reviewed by the board quarterly.
Note 3. Investments
As of December 31, 2008, the Company held investments with a market value of approximately $4.7 million and a cost basis of approximately $6.8 million. The market value of these investments is approximately 12.7 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
During the quarter ended December 31, 2008, other-than-temporary impairments of $2.457 million were realized on corporate investments classified as available-for-sale relating primarily to two holdings. The impairment is the difference between the investments’ cost basis of $2.977 million and their fair value of $520,201. The fair value of the investments at December 31, 2008, will become the new cost basis, which will not be adjusted for any subsequent recoveries in fair value.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.
Investments in securities classified as available-for-sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 6 of 23
The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2008, and June 30, 2008.

				Unrealized holding
				losses on available-for-
			Unrealized	sale securities, net of
Securities	Market Value	Cost	Gain (Loss)	tax

Trading [1]	$4,156,297	$6,276,578	$(2,120,281)	N/A
Available-for-sale [2]	520,283	520,201	82	$54

Total at December 31, 2008	$4,676,580	$6,796,779	$(2,120,199)

Trading [1]	$6,991,843	$6,275,478	$716,365	N/A
Available-for-sale [2]	1,246,769	1,739,795	(493,026)	$(325,397)

Total at June 30, 2008	$8,238,612	$8,015,273	$223,339

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the six months ended December 31, 2008, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Six Months Ended December 31,
	2008	2007

Investment Income (Loss)
Realized gains (losses) on sales of available-for-sale securities	$—	34,522
Realized gains (losses) on sales of trading securities	—	(262,507)
Unrealized gains (losses) on trading securities	(2,836,646)	555,402
Realized foreign currency losses	(48,795)	183
Other-than-temporary declines in available-for-sale securities	(2,456,618)	—
Dividend and interest income	281,035	820,943

Total Investment Income (Loss)	$(5,061,024)	$1,148,543

	Three Months Ended December 31,
	2008	2007

Investment Income (Loss)
Realized gains (losses) on sales of available-for-sale securities	$—	34,522
Realized gains (losses) on sales of trading securities	—	(262,507)
Unrealized gains (losses) on trading securities	(596,890)	58,457
Realized foreign currency losses	(46,992)	183
Other-than-temporary declines in available-for-sale securities	(2,456,618)	—
Dividend and interest income	107,830	555,920

Total Investment Income (Loss)	$(2,992,670)	$386,575

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 7 of 23
Note 4. Fair Value Disclosures
U.S. Global adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS No. 157”) effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.
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
The following table presents fair value measurements, as of December 31, 2008, for the two major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using(in thousands)
			Significant
		Significant Other	Unobservable
	Quoted Prices	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Trading Securities	$3,683	$473	—	4,156

Available-for-Sale Securities	520	—	—	520

Total Investments	$4,203	$473	—	4,676

Approximately 90 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market and the remaining 10 percent are Level 2 inputs including an investment in an offshore fund.
U.S. Global held investments in two securities with a value of zero that were measured at fair value using significant unobservable inputs (Level 3) at December 31, 2008. There were no realized or unrealized gains or losses or transactions in these securities or any transfers in or out of Level 3 during the three month period ended December 31, 2008.
Note 5. Investment Management, Transfer Agent and Other Fees
Investment advisory fees for the USGIF funds totaled $10,982,654 and $19,907,529 for the six months ended December 31, 2008, and December 31, 2007, respectively. Transfer agency fees totaled $3,544,263 and $4,183,665 for the six months ended December 31, 2008, and December 31, 2007, respectively.
The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF”) and receives a fee based on a specified percentage of net assets under management. Two of the funds within USGIF (Eastern European Fund and Global Emerging Markets Fund) were subadvised by a third-party manager, Charlemagne Capital (IOM) Limited (“Charlemagne”) through November 6, 2008.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 8 of 23
Effective November 7, 2008, the Company assumed the day-to-day management of both funds. The subadvisory agreements with Charlemagne were amended, effective November 7, 2008, to reflect reduced subadvisory fees in light of restructured responsibilities.
USSI also serves as transfer agent to USGIF and receives fees based on the number of shareholder accounts as well as transaction and activity-based fees. Fees for providing investment management and transfer agent services to USGIF continue to be the Company’s primary revenue source.
A special meeting of shareholders of USGIF and USGAF was held on September 23, 2008, to consider several proposals. The new proposals were approved effective October 1, 2008, and included (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the USGIF funds and (iii) a new distribution plan for the nine equity USGIF funds under which U.S. Global Brokerage, Inc. is paid a fee at an annual rate of 0.25 percent of the average daily net assets of each fund. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF. The Company incurred a total of $3.74 million in merger-related costs, of which $3.57 million was recorded in the first quarter of fiscal 2009.
The new advisory agreement for the nine equity USGIF funds provides for a base advisory fee that will be adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior 12 months. With respect to four equity funds, the new advisory agreement also will increase the base advisory fee and make changes to the advisory fee breakpoints. In addition, administrative services that were part of the previous advisory agreement were removed and became the subject of a separate agreement. Under the new administrative services agreement, the USGIF funds no longer reimburse the Company for certain legal and administrative services, but instead pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each fund for administrative services provided by the Company to USGIF.
Prior to October 1, 2008, the Company voluntarily waived or reduced its advisory fees and/or agreed to pay expenses on seven of thirteen funds. Effective October 1, 2008, the Company agreed to cap the expenses of all thirteen funds through September 30, 2009. The Company and each fund’s Board of Trustees will negotiate the amounts of these expense caps from time to time. The aggregate fees waived and expenses borne by the Company for the six months ended December 31, 2008, and December 31, 2007, were $2,214,127, and $726,399, respectively.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded fees totaling $661,262 and $1,277,197 for the six months ended December 31, 2008, and December 31, 2007, respectively.
The Company continues to provide advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $141,278 and $271,557 for the six months ended December 31, 2008, and December 31, 2007, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from mailroom operations, and investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at December 31, 2008, and June 30, 2008, are invested in USGIF money market funds.
Note 6. Borrowings
As of December 31, 2008, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2008, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
Beginning in fiscal year 2006, with the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), stock-based compensation expense was recorded for the cost of stock options. Stock-based

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 9 of 23
compensation expense for the six months ended December 31, 2008, and December 31, 2007, respectively, was $162,917 and $157,860. As of December 31, 2008, and December 31, 2007, respectively, there was approximately $275,197 and $604,313 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about the Company’s stock option plans for the six months ended December 31, 2008.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	77,300	$13.66
Granted	—	—
Exercised	—	—
Forfeited	—	—

	77,300	$13.66

Options exercisable, end of period	52,560	$9.81

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 10 of 23
Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Six Months Ended December 31,
	2008	2007

Net income (loss)	$(3,528,309)	$4,873,435

Weighted average number of outstanding shares
Basic	15,261,582	15,243,193

Effect of dilutive securities
Employee stock options	23,761	30,590

Diluted	15,285,343	15,273,783

Earnings (loss) per share
Basic	$(0.23)	$0.32
Diluted	$(0.23)	$0.32

	Three Months Ended December 31,
	2008	2007

Net income (loss)	$(1,683,160)	$2,464,603

Weighted average number of outstanding shares
Basic	15,264,634	15,244,563

Effect of dilutive securities
Employee stock options	20,825	29,103

Diluted	15,285,459	15,273,666

Earnings (loss) per share
Basic	$(0.11)	$0.16
Diluted	$(0.11)	$0.16
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended December 31, 2008, 53,300 options were excluded from diluted EPS.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended December 31, 2008. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 9. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities as well as temporary differences in the deductibility of prepaid expenses and accrued liabilities. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities and the tax benefit of carryovers. For federal income tax purposes at December 31, 2008, the Company had charitable contribution carryovers of approximately $31,000 expiring in fiscal 2013.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at December 31, 2008, or June 30, 2008.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 11 of 23
Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it advises and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Six months ended December 31, 2008
Revenues	$16,986,908	$(5,313,407)	$11,673,501

Income (loss) before income taxes	$94,593	$(5,316,251)	$(5,221,658)

Depreciation	$146,772	$—	$146,772

Capital expenditures	$1,177,505	$—	$1,177,505

Gross identifiable assets at December 31, 2008	$30,691,976	$4,706,431	$35,398,407
Deferred tax asset			1,455,982

Consolidated total assets at December 31, 2008			$36,854,389

Six months ended December 31, 2007
Revenues	$26,484,433	$330,498	$26,814,931

Income (loss) before income taxes	$7,005,994	$330,134	$7,336,128

Depreciation	$140,940	$—	$140,940

Capital expenditures	$147,375	$—	$147,375

Three months ended December 31, 2008
Revenues	$5,903,190	$(3,077,234)	$2,825,956

Income (loss) before income taxes	$587,169	$(3,079,987)	$(2,492,818)

Depreciation	$73,965	$—	$73,965

Capital expenditures	$575,321	$—	$575,321

Three months ended December 31, 2007
Revenues	$14,031,165	$(167,007)	$13,864,158

Income (loss) before income taxes	$3,873,287	$(167,186)	$3,706,101

Depreciation	$71,271	$—	$71,271

Capital expenditures	$78,487	$—	$78,487

Note 11. Contingencies and Commitments
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

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 12 of 23
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
Recent Trends and Continuing Disruptions in Worldwide Financial Markets
Due to the consequences of the meltdown in the subprime mortgage market beginning in 2007, the worldwide financial markets have encountered intense volatility due to uncertainty and disruption within the credit markets. This disruption moved into 2008 causing global equities to decline worldwide. The Company’s investment advisory fees and operating revenue primarily depend on the value of our assets under management, and continued global market fluctuations impact the funds’ asset levels, thereby affecting income and results of operations.
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
This unsettled financial environment has had an impact on the Company’s assets under management. Total assets under management at June 30, 2008, were $5.753 billion versus $3.330 billion at September 30, 2008, and $1.981 billion at December 31, 2008. Total assets under management at December 31, 2008, were $1.981 billion versus $5.704 billion at December 31, 2007.
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
Investment Management Products and Services
The Company generates substantially all of its operating revenues from managing and servicing USGIF and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.
The Company continues to provide advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $141,278 and $271,557 for the six months ended December 31, 2008, and December 31, 2007, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control.
At December 31, 2008, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $1.981 billion versus $5.704 billion at December 31, 2007. During the six months ended December 31, 2008, average assets

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 13 of 23
under management were $3.105 billion versus $5.329 billion for the same period ended December 31, 2007. This decrease was primarily due to a decrease in the natural resources and foreign equity funds under management. Total assets under management at June 30, 2008, were $5.753 billion versus $1.981 billion at December 31, 2008.
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
As of December 31, 2008, the Company held investments with a market value of approximately $4.7 million and a cost basis of approximately $6.8 million. The market value of these investments is approximately 12.7 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
During the quarter ended December 31, 2008, other-than-temporary impairments of $2.457 million were realized on corporate investments classified as available-for-sale relating primarily to two holdings. The impairment is the difference between the investments’ cost basis of $2.977 million and their fair value of $520,201. The fair value of the investments at December 31, 2008, will become the new cost basis, which will not be adjusted for any subsequent recoveries in fair value.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Six Months Ended December 31,
	2008	2007

Investment Income (Loss)
Realized gains (losses) on sales of available-for-sale securities	$—	34,522
Realized gains (losses) on sales of trading securities	—	(262,507)
Unrealized gains (losses) on trading securities	(2,836,646)	555,402
Realized foreign currency losses	(48,795)	183
Other-than-temporary declines in available-for-sale securities	(2,456,618)	—
Dividend and interest income	281,035	820,943

Total Investment Income (Loss)	$(5,061,024)	$1,148,543

	Three Months Ended December 31,
	2008	2007

Investment Income (Loss)
Realized gains (losses) on sales of available-for-sale securities	$—	34,522
Realized gains (losses) on sales of trading securities	—	(262,507)
Unrealized gains (losses) on trading securities	(596,890)	58,457
Realized foreign currency losses	(46,992)	183
Other-than-temporary declines in available-for-sale securities	(2,456,618)	—
Dividend and interest income	107,830	555,920

Total Investment Income (Loss)	$(2,992,670)	$386,575

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 14 of 23
RESULTS OF OPERATIONS — SIX MONTHS ENDED DECEMBER 31, 2008, AND 2007
The Company posted a net after-tax loss of $3,528,309 ($0.23 loss per share) for the six months ended December 31, 2008, compared with a net after-tax income of $4,873,435 ($0.32 income per share) for the six months ended December 31, 2007.
Revenues
Total consolidated revenues for the six months ended December 31, 2008, decreased $15,141,430, or 56 percent, compared with the six months ended December 31, 2007. This decrease was primarily attributable to the following:
•	Investment advisory fees decreased by approximately $9,671,000 primarily as a result of decreased assets under management in the natural resources and emerging markets funds; and

•	Investment income decreased by approximately $6,210,000 primarily as a result of declines in the market value of trading securities in the natural resources and emerging markets sectors as well as an other-than-temporary impairment as a result of declines in the market value of available-for-sale securities.
Expenses
Total consolidated expenses for the six months ended December 31, 2008, decreased $2,583,644, or 13 percent, compared with the six months ended December 31, 2007. This was largely attributable to the following:
•	Subadvisory fees decreased by $2,638,000 due to decreased assets in the funds being subadvised and the change in subadvisory contracts discussed in Note 5;

•	Employee compensation decreased by$1,404,000 primarily due to lower bonuses resulting from decreased assets under management as well as lower relative performance in certain of the funds;

•	Platform fees decreased by $1,256,000 due to decreased assets under management; and

•	These decreases in expenses were somewhat offset by an increase in general and administrative expenses of $2,717,000 primarily due to proxy-related costs associated with the merger of the USGIF and USGAF trusts.
RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2008, AND 2007
The Company posted a net after-tax loss of $1,683,160 ($0.11 loss per share) for the three months ended December 31, 2008, compared with a net after-tax income of $2,464,603 ($0.16 income per share) for the three months ended December 31, 2007.
Revenues
Total consolidated revenues for the three months ended December 31, 2008, decreased $11,038,202, or 80 percent, compared with the six months ended December 31, 2007. This decrease was primarily attributable to the following:
•	Investment advisory fees decreased by approximately $8,255,000 primarily as a result of decreased assets under management in the natural resources and emerging markets funds; and

•	Investment income decreased by approximately $3,379,000 primarily as a result of declines in the market value of available-for-sale securities resulting in an other-than-temporary impairment.
Expenses
Total consolidated expenses for the three months ended December 31, 2008, decreased $4,839,283, or 48 percent, compared with the three months ended December 31, 2007. This was largely attributable to the following:
•	Subadvisory fees decreased by $2,064,000 due to decreased assets in the funds being subadvised and the change in subadvisory contracts discussed in Note 5;

•	Platform fees decreased by $1,514,000 due to decreased assets under management; and

•	Employee compensation decreased by $1,073,000 primarily due to lower bonuses resulting from decreased assets under management as well as lower relative performance in certain of the funds.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 15 of 23
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2008, the Company had net working capital (current assets minus current liabilities) of approximately $27.7 million and a current ratio (current assets divided by current liabilities) of 13.1 to 1. With approximately $22.2 million in cash and cash equivalents and approximately $4.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $34.6 million, with cash, cash equivalents, and marketable securities comprising 73 percent of total assets.
As of December 31, 2008, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2008, this credit facility remained unutilized by the Company.
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
The investment advisory and related contracts between the Company and USGIF will expire September 30, 2009. Management anticipates the board of trustees of USGIF will renew the contracts. The Company provides advisory services to two offshore clients. The Company generally receives a monthly advisory fee and a quarterly performance fee, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from mailroom operations, and investment income.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 16 of 23
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
In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Accordingly, the Company adopted EITF 06-11 on July 1, 2008. The adoption of EITF 06-11 did not have a material effect on the Company’s financial position or results of operations for the quarter ended December 31, 2008.
CRITICAL ACCOUNTING POLICIES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2008.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 17 of 23
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
The table below summarizes the Company’s equity price risks as of December 31, 2008, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Increase (Decrease)
	Fair Value at	Hypothetical	After Hypothetical	in Shareholders'
SENSITIVITY ANALYSIS	December 31, 2008	Percentage Change	Price Change	Equity, Net of Tax

Trading securities[1]	$4,156,297	25% increase	$5,195,371	$685,789
		25% decrease	$3,117,223	$(685,789)
Available-for-sale[2]	$520,283	25% increase	$650,353	$85,847
		25% decrease	$390,212	$(85,847)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 18 of 23
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2008. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. Exhibits
1. Exhibits -
1.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

1.2	Transfer Agency Agreement, dated July 31, 2008, by and between U.S. Global Investors Funds and United Shareholder Services, Inc., incorporated by reference to Post -Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

1.3	Administrative Services Agreement, dated October 1, 2008, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

1.4	Rule 12b-1 Plan, dated October 1, 2008, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

1.5	Distribution Agreement, dated October 1, 2008, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
December 31, 2008, Quarterly Report on Form 10-Q	Page 19 of 23
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: February 6, 2009	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: February 6, 2009	BY:	/s/ Catherine A. Rademacher

Catherine A. Rademacher
Chief Financial Officer