Form 10-Q
period 2009-03-31
U S GLOBAL INVESTORS INC
filed 2009-05-08
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	74-1598370 (IRS Employer Identification Number)

7900 Callaghan Road San Antonio, Texas (Address of Principal Executive Offices)	78229-1234 (Zip Code)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☐
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
On April 30, 2009, there were 13,819,673 shares of Registrant’s class A nonvoting common stock issued and 13,195,677 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,091,875 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 1 of 24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Assets

	March 31, 2009	June 30, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$20,452,005	$25,135,075
Trading securities, at fair value	4,194,207	6,991,843
Receivables
Mutual funds	1,844,890	5,096,117
Offshore clients	21,257	3,690,400
Employees	4,891	6,111
Other	368,198	21,767
Prepaid expenses	686,726	628,790
Deferred tax asset	560,207	—

Total Current Assets	28,132,381	41,570,103

Net Property and Equipment	3,425,881	2,378,396

Other Assets
Deferred tax asset, long term	1,116,783	299,351
Investment securities available-for-sale, at fair value	1,735,410	1,246,769
Income tax receivable	1,446,857	—

Total Other Assets	4,299,050	1,546,120

Total Assets	$35,857,312	$45,494,619

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 2 of 24

Liabilities and Shareholders’ Equity

	March 31, 2009	June 30, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$159,202	$289,364
Accrued compensation and related costs	750,316	2,396,881
Deferred tax liability	—	406,730
Other accrued expenses	867,750	3,167,900

Total Current Liabilities	1,777,268	6,260,875

Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,819,673 shares and 13,817,269 shares at March 31, 2009, and June 30, 2008, respectively	345,492	345,432
Common stock (class B) — $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,091,875 shares and 2,094,279 shares at March 31, 2009, and June 30, 2008, respectively	52,297	52,357
Additional paid-in-capital	14,519,666	14,114,178
Treasury stock, class A shares at cost; 627,000 and 656,520 shares at March 31, 2009, and June 30, 2008, respectively	(1,468,043)	(1,562,419)
Accumulated other comprehensive loss, net of tax	(22,418)	(325,397)
Retained earnings	20,653,050	26,609,593

Total Shareholders’ Equity	34,080,044	39,233,744

Total Liabilities and Shareholders’ Equity	$35,857,312	$45,494,619

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 3 of 24

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues
Mutual fund advisory fees	$13,403,004	$29,456,382	$2,420,350	$9,548,851
Other advisory fees	851,841	2,312,870	49,301	764,116
Distribution fees	1,823,130	—	856,237	—
Administrative services fees	789,275	—	371,708	—
Transfer agent fees	4,734,892	6,321,165	1,190,629	2,137,967
Investment income (loss)	(4,968,230)	922,704	92,794	(225,838)
Other	32,386	66,751	11,778	40,312

	16,666,298	39,079,872	4,992,797	12,265,408
Expenses
Employee compensation and benefits	7,363,608	9,523,694	2,234,468	2,990,559
General and adminstrative	7,516,879	4,914,361	1,372,786	1,486,761
Subadvisory fees	2,305,879	7,002,339	85,294	2,143,811
Platform fees	3,794,365	6,577,569	777,038	2,304,349
Advertising	328,703	378,578	91,461	133,665
Depreciation	213,995	212,328	67,223	71,388

	21,523,429	28,608,869	4,628,270	9,130,533

Income (Loss) Before Income Taxes	(4,857,131)	10,471,003	364,527	3,134,875
Provision for Federal Income Taxes
Tax expense (benefit)	(1,656,631)	3,474,906	36,718	1,012,213

Net Income (Loss)	(3,200,500)	6,996,097	327,809	2,122,662

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for- sale securities	302,979	(371,188)	(22,472)	(354,193)

Comprehensive Income (Loss)	$(2,897,521)	$6,624,909	$305,337	$1,768,469

Basic Net Income (Loss) per Share	$(0.21)	$0.46	$0.02	$0.14

Diluted Net Income (Loss) per Share	$(0.21)	$0.46	$0.02	$0.14

Basic weighted average number of common shares outstanding	15,266,073	15,244,722	15,275,056	15,247,780

Diluted weighted average number of common shares outstanding	15,266,073	15,273,797	15,295,296	15,275,900
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 4 of 24

Consolidated Statements of Cash Flows (Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(3,200,500)	$6,996,097
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	213,995	212,328
Net recognized loss on sale of fixed assets	2,075	388
Net recognized loss on securities	2,456,618	167,639
Provision for deferred taxes	(1,940,449)	(102,279)
Stock bonuses	107,569	47,219
SFAS 123R compensation expense	244,374	242,775

Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	5,128,302	9,161,862
Prepaid expenses	(57,936)	(154,115)
Trading securities	2,797,636	(611,268)
Accounts payable and accrued expenses	(4,076,878)	(4,737,926)

Total adjustments	4,875,306	4,226,623

Net Cash Provided by Operations	1,674,806	11,222,720

Cash Flows from Investing Activities
Purchase of property and equipment	(1,263,555)	(162,768)
Purchase of available-for-sale securities	(2,486,200)	(744,257)
Proceeds on sale of available-for-sale securities	—	117,284

Net Cash Used in Investing Activities	(3,749,755)	(789,741)

Cash Flow from Financing Activities
Treasury stock issued	147,921	161,648
Dividends paid	(2,756,042)	(2,298,734)

Net Cash Used in Financing Activities	(2,608,121)	(2,137,086)

Net (Decrease)Increase in Cash and Cash Equivalents	(4,683,070)	8,295,893

Beginning Cash and Cash Equivalents	25,135,075	14,854,420

Ending Cash and Cash Equivalents	$20,452,005	$23,150,313

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2009, Quarterly Report on Form 10-Q	Page 5 of 24

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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2009, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through June 2009, and will be reviewed by the board quarterly.
Note 3. Investments
As of March 31, 2009, the Company held investments with a market value of approximately $5.9 million and a cost basis of approximately $8.0 million. The market value of these investments is approximately 16.6 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
During the quarter ended December 31, 2008, other-than-temporary impairments of $2.457 million were realized on corporate investments classified as available-for-sale relating primarily to two holdings. The impairment is the difference between the investments’ cost basis of $2.977 million and their fair value of $520,201. The fair value of the investments at December 31, 2008, is the new cost basis, which will not be adjusted for any subsequent recoveries in fair value.
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

U.S. Global Investors, Inc. March 31, 2009, Quarterly Report on Form 10-Q	Page 6 of 24

The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2009, and June 30, 2008.

				Unrealized holding
				losses on available-for-
			Unrealized Gain	sale securities, net of
Securities	Market Value	Cost	(Loss)	tax

Trading [1]	$4,194,207	$6,276,578	$(2,082,371)	N/A
Available-for-sale [2]	1,735,410	1,769,377	(33,967)	$(22,418)

Total at March 31, 2009	$5,929,617	$8,045,955	$(2,116,338)

Trading [1]	$6,991,843	$6,275,478	$716,365	N/A
Available-for-sale [2]	1,246,769	1,739,795	(493,026)	$(325,397)

Total at June 30, 2008	$8,238,612	$8,015,273	$223,339

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the nine months ended March 31, 2009, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Nine Months Ended March 31,
Investment Income (Loss)	2009	2008
Realized gains (losses) on sales of available-for-sale securities	$—	$96,774
Realized gains (losses) on sales of trading securities	—	(264,413)
Unrealized gains (losses) on trading securities	(2,798,736)	24,868
Realized foreign currency losses	(53,295)	(21,045)
Other-than-temporary declines in available-for-sale securities	(2,456,618)	—
Dividend and interest income	340,419	1,086,520

Total Investment Income (Loss)	$(4,968,230)	$922,704

	Three Months Ended March 31,
Investment Income (Loss)	2009	2008
Realized gains (losses) on sales of available-for-sale securities	$—	$62,253
Realized gains (losses) on sales of trading securities	—	(1,907)
Unrealized gains (losses) on trading securities	37,910	(530,534)
Realized foreign currency losses	(4,500)	(21,228)
Other-than-temporary declines in available-for-sale securities	—	—
Dividend and interest income	59,384	265,578

Total Investment Income (Loss)	$92,794	$(225,838)

U.S. Global Investors, Inc. March 31, 2009, Quarterly Report on Form 10-Q	Page 7 of 24

Note 4. Fair Value Disclosures
U.S. Global adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS No. 157”) effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.
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
The following table presents fair value measurements, as of March 31, 2009, for the two major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
			Significant
		Significant Other	Unobservable
	Quoted Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading Securities	$3,702	$492	—	$4,194
Available-for-Sale Securities	1,735	—	—	1,735

Total Investments	$5,437	$492	—	$5,929

Approximately 92 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market and the remaining 8 percent are Level 2 inputs including an investment in an offshore fund.
U.S. Global held investments in two securities with a value of zero that were measured at fair value using significant unobservable inputs (Level 3) at March 31, 2009. There were no realized or unrealized gains or losses or transactions in these securities or any transfers in or out of Level 3 during the three month period ended March 31, 2009.
Note 5. Investment Management, Transfer Agent and Other Fees
The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF”) and receives a fee based on a specified percentage of net assets under management. Two of the funds within USGIF (Eastern European Fund and Global Emerging Markets Fund) were subadvised by a third-party manager, Charlemagne Capital (IOM) Limited (“Charlemagne”), through November 6, 2008. Effective November 7, 2008, the Company assumed the day-to-day management of both funds. The subadvisory agreements with Charlemagne were amended, effective November 7, 2008, to reflect reduced subadvisory fees in light of restructured responsibilities.
USSI also serves as transfer agent to USGIF and receives fees based on the number of shareholder accounts as well as transaction and activity-based fees. Fees for providing investment management and transfer agent services to USGIF continue to be the Company’s primary revenue source.

U.S. Global Investors, Inc. March 31, 2009, Quarterly Report on Form 10-Q	Page 8 of 24

Investment advisory fees for the USGIF funds totaled $13,403,004 and $29,456,382 for the nine months ended March 31, 2009, and March 31, 2008, respectively. Transfer agency fees totaled $4,734,892 and $6,321,165 for the nine months ended March 31, 2009, and March 31, 2008, respectively.
A special meeting of shareholders of USGIF and U.S. Global Accolade Funds (“USGAF”) was held on September 23, 2008, to consider several proposals. The new proposals were approved effective October 1, 2008, and included (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the USGIF funds and (iii) a new distribution plan for the nine equity USGIF funds under which U.S. Global Brokerage, Inc. is paid a fee at an annual rate of 0.25 percent of the average daily net assets of each fund. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF. The Company incurred a total of $3.74 million in merger-related costs, of which $3.57 million was recorded in the first quarter of fiscal 2009.
With respect to four equity funds, the new advisory agreement increases the base advisory fee and makes changes to the advisory fee breakpoints. In addition, administrative services that were part of the previous advisory agreement were removed and became the subject of a separate agreement. Under the new administrative services agreement, the USGIF funds no longer reimburse the Company for certain legal and administrative services, but instead pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each fund for administrative services provided by the Company to USGIF. The new advisory agreement for the nine equity USGIF funds provides for a base advisory fee that, beginning in October 2009, will be adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior 12 months.
Prior to October 1, 2008, the Company voluntarily waived or reduced its advisory fees and/or agreed to pay expenses on seven of thirteen funds. Effective October 1, 2008, the Company agreed to cap the expenses of all thirteen funds through September 30, 2009. The Company and the funds’ Board of Trustees will negotiate the amounts of these expense caps from time to time. The aggregate fees waived and expenses borne by the Company for the nine months ended March 31, 2009, and March 31, 2008, were $3,988,758 and $1,168,234, respectively.
Included in the above waived fees for the nine months ended March 31, 2009, and March 31, 2008, are fees waived to maintain positive or zero net yields in the U.S. Treasury Securities Cash Fund totaling $342,992 and $4,259 respectively. These amounts are recoverable within three years. Reflecting increased demand in the market for government securities, and thereby government money market funds, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the fund’s normal operating expenses and fee waivers have been used to maintain positive or zero net yields. Management expects these waivers could increase during 2009. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded fees totaling $661,262 and $1,915,808 for the nine months ended March 31, 2009, and March 31, 2008, respectively.
The Company continues to provide advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $190,579 and $383,733 for the nine months ended March 31, 2009, and March 31, 2008, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from mailroom operations, and investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at March 31, 2009, and June 30, 2008, are invested in USGIF money market funds.

U.S. Global Investors, Inc. March 31, 2009, Quarterly Report on Form 10-Q	Page 9 of 24

Note 6. Borrowings
As of March 31, 2009, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2009, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
Beginning in fiscal year 2006, with the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), stock-based compensation expense was recorded for the cost of stock options. Stock-based compensation expense for the nine months ended March 31, 2009, and March 31, 2008, respectively, was $244,374 and $242,775. As of March 31, 2009, and March 31, 2008, respectively, there was approximately $193,739 and $519,570 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about the Company’s stock option plans for the nine months ended March 31, 2009.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	77,300	$13.66
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, end of period	77,300	$13.66

Options exercisable, end of period	52,560	$9.81

U.S. Global Investors, Inc. March 31, 2009, Quarterly Report on Form 10-Q	Page 10 of 24

Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Nine Month Ended March 31,
	2009	2008
Net income (loss)	$(3,200,500)	$6,996,097

Weighted average number of outstanding shares
Basic	15,266,073	15,244,722

Effect of dilutive securities
Employee stock options	—	29,075

Diluted	15,266,073	15,273,797

Earnings (loss) per share
Basic	$(0.21)	$0.46
Diluted	$(0.21)	$0.46

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$327,809	$2,122,662

Weighted average number of outstanding shares
Basic	15,275,056	15,247,780

Effect of dilutive securities
Employee stock options	20,240	28,120

Diluted	15,295,296	15,275,900

Earnings (loss) per share
Basic	$0.02	$0.14
Diluted	$0.02	$0.14
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended March 31, 2009, 53,300 options were excluded from diluted EPS.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended March 31, 2009. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 9. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities as well as temporary differences in the deductibility of prepaid expenses and accrued liabilities. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities and the difference in tax treatment of stock options.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at March 31, 2009, or June 30, 2008.

U.S. Global Investors, Inc. March 31, 2009, Quarterly Report on Form 10-Q	Page 11 of 24

Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it advises and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Nine months ended March 31, 2009
Revenues	$21,938,604	$(5,272,306)	$16,666,298

Income (loss) before income taxes	$2,083,777	$(5,284,277)	$(3,200,500)

Depreciation	$213,995		$213,995

Capital expenditures	$1,263,555		$1,263,555

Gross identifiable assets at March 31, 2009	$34,180,322		$34,180,322

Deferred tax asset			1,676,990

Consolidated total assets at March 31, 2009			$35,857,312

Nine months ended March 31, 2008
Revenues	$39,237,328	$(157,456)	$39,079,872

Income (loss) before income taxes	$10,647,311	$(176,308)	$10,471,003

Depreciation	$212,328	$—	$212,328

Capital expenditures	$162,768	$—	$162,768

Three months ended March 31, 2009
Revenues	$4,901,996	$90,801	$4,992,797

Income (loss) before income taxes	$246,135	$81,674	$327,809

Depreciation	$67,223		$67,223

Capital expenditures	$86,050		$86,050

Three months ended March 31, 2008
Revenues	$12,753,362	$(487,954)	$12,265,408

Income (loss) before income taxes	$3,641,318	$(506,443)	$3,134,875

Depreciation	$71,388	$—	$71,388

Capital expenditures	$15,392	$—	$15,392

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

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 12 of 24

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
In early 2009, returns on many major equity indices have continued to decline from year-end 2008 and has had a dramatic effect on returns and assets under management.
This unsettled financial environment has had an impact on the Company’s assets under management. Total assets under management at June 30, 2008, were $5.753 billion versus $1.981 billion at December 31, 2008, and $1.933 billion at March 31, 2009. Total assets under management at March 31, 2009, were $1.933 billion versus $5.314 billion at March 31, 2008.
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
The Company continues to provide advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $190,579 and $383,733 for the nine months ended March 31, 2009, and March 31, 2008, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control.

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 13 of 24

At March 31, 2009, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $1.933 billion versus $5.314 billion at March 31, 2008. During the nine months ended March 31, 2009, average assets under management were $2.670 billion versus $5.382 billion for the same period ended March 31, 2008. This decrease was primarily due to a decrease in the natural resources and foreign equity funds under management. Total assets under management at June 30, 2008, were $5.753 billion versus $1.933 billion at March 31, 2009.
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
As of March 31, 2009, the Company held investments with a market value of approximately $5.9 million and a cost basis of approximately $8.0 million. The market value of these investments is approximately 16.5 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Nine Months Ended March 31,
Investment Income (Loss)	2009	2008
Realized gains (losses) on sales of available-for-sale securities	$—	$96,774
Realized gains (losses) on sales of trading securities	—	(264,413)
Unrealized gains (losses) on trading securities	(2,798,736)	24,868
Realized foreign currency losses	(53,295)	(21,045)
Other-than-temporary declines in available-for-sale securities	(2,456,618)	—
Dividend and interest income	340,419	1 ,086,520

Total Investment Income (Loss)	$(4,968,230)	$922,704

	Three Months Ended March 31,
Investment Income (Loss)	2009	2008
Realized gains (losses) on sales of available-for-sale securities	$—	$62,253
Realized gains (losses) on sales of trading securities	—	(1,907)
Unrealized gains (losses) on trading securities	37,910	(530,534)
Realized foreign currency losses	(4,500)	(21,228)
Other-than-temporary declines in available-for-sale securities	—	—
Dividend and interest income	59,384	265,578

Total Investment Income (Loss)	$92,794	$(225,838)

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 14 of 24

RESULTS OF OPERATIONS — NINE MONTHS ENDED MARCH 31, 2009, AND 2008
The Company posted a net after-tax loss of $3,200,500 ($0.21 loss per share) for the nine months ended March 31, 2009, compared with a net after-tax income of $6,996,097 ($0.46 income per share) for the nine months ended March 31, 2008.
Revenues
Total consolidated revenues for the nine months ended March 31, 2009, decreased $22,413,574, or 57 percent, compared with the nine months ended March 31, 2008. This decrease was primarily attributable to the following:
•	Investment advisory fees decreased by approximately $17,514,000 primarily as a result of decreased assets under management in the natural resources and emerging markets funds; and

•	Investment income decreased by approximately $5,891,000 primarily as a result of declines in the market value of trading securities in the natural resources and emerging markets sectors as well as an other-than-temporary impairment as a result of declines in the market value of available-for-sale securities.
Expenses
Total consolidated expenses for the nine months ended March 31, 2009, decreased $7,085,440, or 25 percent, compared with the nine months ended March 31, 2008. This was largely attributable to the following:
•	Subadvisory fees decreased by $4,696,000 due to decreased assets in the funds being subadvised and changes in the subadvisory contracts discussed in Note 5;

•	Employee compensation decreased by $2,160,000 primarily due to fewer employees and lower bonuses resulting from decreased assets under management as well as lower relative performance in certain of the funds;

•	Platform fees decreased by $2,783,000 due to decreased assets under management; and

•	These decreases in expenses were somewhat offset by an increase in general and administrative expenses of $2,603,000 primarily due to proxy-related costs associated with the merger of the USGIF and USGAF trusts.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2009, AND 2008
The Company posted a net after-tax income of $327,809 ($0.02 income per share) for the three months ended March 31, 2009, compared with a net after-tax income of $2,122,662 ($0.14 income per share) for the three months ended March 31, 2008.
Revenues
Total consolidated revenues for the three months ended March 31, 2009, decreased $7,272,612, or 59 percent, compared with the three months ended March 31, 2008. This decrease was primarily attributable to the following:
•	Investment advisory fees decreased by approximately $7,843,000 primarily as a result of decreased assets under management in the natural resources and emerging markets funds;

•	Transfer agency fees decreased by approximately $947,000 primarily as a result of decreases in assets through the platforms; and

•	These decreases in revenues were somewhat offset by an increase in distribution and administrative service fees of $1,228,000 due to the new fee agreements.
Expenses
Total consolidated expenses for the three months ended March 31, 2009, decreased $4,502,263, or 49 percent, compared with the three months ended March 31, 2008. This was largely attributable to the following:
•	Subadvisory fees decreased by $2,059,000 due to decreased assets in the funds being subadvised and changes in the subadvisory contracts discussed in Note 5;

•	Platform fees decreased by $1,527,000 due to decreased assets under management; and

•	Employee compensation decreased by $756,000 primarily due to fewer employees and lower bonuses resulting from decreased assets under management as well as lower relative performance in certain of the funds.

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 15 of 24

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2009, the Company had net working capital (current assets minus current liabilities) of approximately $26.0 million and a current ratio (current assets divided by current liabilities) of 15.8 to 1. With approximately $20.5 million in cash and cash equivalents and approximately $5.9 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $34.1 million, with cash, cash equivalents, and marketable securities comprising 73.6 percent of total assets.
As of March 31, 2009, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2009, this credit facility remained unutilized by the Company.
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

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 16 of 24

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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements because the FASB had previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued an FSP to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Management adopted the provisions of SFAS 157 related to all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis on July 1, 2008. Management continues to evaluate the impact this statement will have on the Consolidated Financial Statements once its provisions are adopted for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 allows entities to voluntarily choose to measure many financial assets and liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for the instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of SFAS 159 to any of our financial instruments; therefore, the adoption of SFAS 159 effective July 1, 2008, has not affected our financial position or results of operations.
In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Accordingly, the Company adopted EITF 06-11 on July 1, 2008. The adoption of EITF 06-11 did not have a material effect on the Company’s financial position or results of operations for the quarter ended March 31, 2009.
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate. The disclosure provisions of SFAS No. 154, Accounting Changes and Error Corrections for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
FSP 107-1 and APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, “Interim Financial Reporting,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2. The Company did not elect early adoption of this FSP for the quarter

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 17 of 24

ended March 31, 2009 and does not expect that its adoption during the quarter ending June 30, 2009 will have a material impact on its consolidated financial statements.
The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings (such as for securities classified as held-to-maturity or available-for-sale), should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The objective of FSP 115-2 and 124-2, which amends exiting other-than-temporary impairment guidance for debt securities, is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance contained in FSP 115-2 and 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within FAS 115, FSP 115-1 and 124-1, FSP EITF 99-20-1 and American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
Among other provisions, FSP 115-2 and 124-2 requires entities to: (1) split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income, net of applicable income taxes; (2) disclose information for interim and annual periods that enables financial statement users to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and (3) disclose for interim and annual periods information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings.
FSP 115-2 and 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, it would also be required to adopt early this FSP 115-2 and 124-2. Additionally, if an entity elects to early adopt FSP 115-2 and 124-2, it is required to adopt FSP 157-4 and FSP 107-1 and APB 28-1. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income and the impact of adoption accounted for as a change in accounting principles, with applicable disclosures provided. The Company did not elect early adoption of FSP 115-2 and 124-2 during the quarter ended March 31, 2009 and does not expect that its adoption during the quarter ending June 30, 2009 will have a material impact on its consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2008.

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 18 of 24

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
The table below summarizes the Company’s equity price risks as of March 31, 2009, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair
		Hypothetical	Value After	Increase (Decrease)
SENSITIVITY	Fair Value at	Percentage	Hypothetical Price	in Shareholders’
ANALYSIS	March 31, 2009	Change	Change	Equity, Net of Tax
Trading securities [1]	$4,194,207	25% increase	$5,242,758	$692,044
		25% decrease	$3,145,655	($692,044)
Available-for-sale [2]	$1,735,410	25% increase	$2,169,262	$286,343
		25% decrease	$1,301,557	($286,343)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 19 of 24

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2008. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. Exhibits
1. Exhibits —
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
March 31, 2009, Quarterly Report on Form 10-Q	Page 20 of 24

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: May 7, 2009	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: May 7, 2009	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer