Form 10-K
period 2009-06-30
U S GLOBAL INVESTORS INC
filed 2009-09-10
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2009
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
Yes ☐     No ☑
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of the 7,362,051 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $36,000,429, based on the last sale price quoted on NASDAQ (adjusted for the split) as of December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 17,315 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2008 (based on the last sale price of the class C common stock in a private transaction) was $8,657.50. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
On August 21, 2009, there were 13,829,903 shares of Registrant’s class A nonvoting common stock issued and 13,228,464 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,081,645 shares of Registrant’s class C common stock issued and outstanding.
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
U.S. Global, a Texas corporation organized in 1968, is a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Company and its subsidiaries are principally engaged in the business of providing investment advisory and other services to U.S. Global Investors Funds (“USGIF” or the “Funds”), a Delaware statutory trust as well as offshore clients. USGIF is an investment company offering shares of thirteen mutual funds on a no-load basis. Prior to October 1, 2008, the thirteen funds were in two separate Massachusetts business trusts, USGIF and U.S. Global Accolade Funds (“USGAF”). On October 1, 2008, USGIF and USGAF were merged into a single Delaware statutory trust under the name USGIF.
As part of the mutual fund management business, the Company provides: (1) investment advisory services; (2) transfer agency and record keeping services; (3) distribution services and (4) administrative services, through its wholly owned broker-dealer, to mutual funds advised by the Company. The fees from investment advisory and transfer agent services, as well as investment income, are the primary sources of the Company’s revenue.
Lines of Business
Investment Management Services
Investment Advisory Services. The Company furnishes an investment program for each of the clients it manages and determines, subject to overall supervision by the applicable board of trustees of the clients, the clients’ investments pursuant to advisory agreement (the “Advisory Agreement”). Consistent with the investment restrictions, objectives and policies of the particular client, the portfolio team for each client determines what investments should be purchased, sold and held, and makes changes in the portfolio deemed to be necessary or appropriate. In the Advisory Agreement, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”) the Advisory Agreement and Administrative Service Agreement with USGIF are subject to annual renewal and are terminable upon 60-day notice. These agreements have been renewed through September 2010.
In addition to providing management, administrative, and transfer agent services to USGIF, the Company provides advisory services to two offshore clients.
Net assets under management at June 30, 2009, and 2008, are detailed in the following table.

Assets Under Management (AUM)
			AUM at	AUM at
			June 30, 2009	June 30, 2008
Fund	Ticker	Category	(in thousands)	(in thousands)
U.S. Global Investors Funds
All American Equity	GBTFX	Large cap core	$14,872	$26,485
China Region	USCOX	China region	50,127	81,560
Eastern European	EUROX	Emerging markets	359,870	1,335,768
Global Emerging Markets	GEMFX	Emerging markets	11,522	37,743
Global MegaTrends	MEGAX	Large-cap growth	28,454	47,519
Global Resources	PSPFX	Natural resources	570,032	2,005,399
Gold and Precious Metals	USERX	Gold oriented	207,925	258,708
Holmes Growth	ACBGX	Mid-cap growth	35,688	61,482
Near-Term Tax Free	NEARX	Short / intermediate municipal debt	18,061	13,584
Tax Free	USUTX	General municipal debt	18,771	18,333
U.S. Government Securities Savings	UGSXX	U.S. Government money market	292,989	445,239
U.S. Treasury Securities Cash	USTXX	U.S. Government money market	110,006	111,914
World Precious Minerals	UNWPX	Gold and precious minerals	478,582	948,348

Total SEC-Registered Funds			2,196,899	5,392,082

Other Advisory Clients			24,755	360,763

Total AUM			$2,221,654	$5,752,845

Transfer Agent and Other Services. The Company’s wholly owned subsidiary, United Shareholder Services, Inc. (“USSI”), is a transfer agent registered under the Securities Exchange Act of 1934, providing transfer agency, printing and mailing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company’s fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.
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
The transfer agency agreements provide that USSI will receive, as compensation for services rendered as transfer agent, certain annual and activity-based fees and will be reimbursed for out-of-pocket expenses. In connection with obtaining/providing administrative services to the beneficial owners of fund shares through institutions that provide such services and maintain an omnibus account with USSI, each fund pays a monthly fee based on the value of the shares of the fund held in accounts at the institution.
The transfer agency agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2010.
Distribution Services. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”), and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. The distribution agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2010.
Administrative Services. The Company also manages, supervises, and conducts certain other affairs of USGIF, subject to the control of the Funds’ board of trustees pursuant to an administrative agreement (Administrative Services Agreement). It provides office space, facilities, and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensate all personnel, officers, directors, and interested trustees of the Funds if such persons are also employees of the Company or its affiliates.
See additional segment information in the notes to the financial statements at Note 14 Financial information by business segment.
Corporate Investments
Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account.
Employees
As of June 30, 2009, U.S. Global and its subsidiaries employed 74 full-time employees and 5 part-time employees; as of June 30, 2008, it employed 84 full-time employees and 9 part-time employees. The Company considers its relationship with its employees to be good.
Competition
The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2008 there were over 8,800 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted Rule 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGIF is a trust with no-load funds that have adopted 12b-1 plans. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF funds, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.
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
A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives, and have more experience and greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete with these other mutual funds. In particular, the Company is known for its expertise in the gold mining and exploration and natural resources industries and emerging markets. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.
Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the funds effectively. Sales of fund shares generate management, distribution and administrative services fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts and the activity in those accounts). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.
Furthermore, the Company acts as an investment adviser to two offshore funds. Despite the Company’s expertise in gold mining and exploration, natural resources and emerging markets, the Company faces the same obstacle many advisers face, namely uncovering undervalued investment opportunities as the markets face further uncertainty and increased volatility. In addition, the growing number of alternative investments, especially in specialized areas, has created pressure on the profit margins and increased competition for available investment opportunities.
Supervision and Regulation
The Company, USSI, USGB, and the clients the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the Funds will not have a material adverse effect on its business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.
Recent and accelerating regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the mutual fund industry and the capital markets. This momentum of new regulations has contributed significantly to the costs of managing and administering mutual funds.
U.S. Global is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually all aspects of the Company’s business and relationships with the Company’s clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The Funds for which the Company acts as the investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of the Company, or the funds which the Company advises, to comply with the requirements of the SEC could have a material adverse effect on us.
USGB is subject to regulation by the SEC under the Security Exchange Act of 1934 and regulation by FINRA, a self-regulatory organization composed of other registered broker-dealers. U.S. Global, USSI and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.
Relationships with Clients
The businesses of the Company are, to a very significant degree, dependent on their associations and contractual relationships with the Funds. In the event the advisory, administrative or transfer agent services agreements with USGIF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global, USSI, and USGB consider their relationships with the Funds to be good, and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that USGIF will choose to continue its relationship with the Company, USSI, or USGB.
In addition, the Company is also dependent on its relationships with its offshore clients. Even though the Company views its relationship with its offshore clients as stable, the Company could be adversely affected if these relationships ended.
Available Information
Available Information. The Company’s internet website address is www.usfunds.com. Information contained on the Company’s website is not part of this annual report on Form 10-K. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with (or furnished to) the SEC are available on the Company’s internet website, free of charge, soon after such material is filed or furnished. (The SEC filings can be found at www.usfunds.com by clicking “About us,” followed by “Investor Relations,” followed by “Company News & SEC Filings.”) The Company routinely posts important information on its web site.
The Company also posts its corporate governance guidelines, code of business conduct, code of ethics for chief executive and financial officers, and the charters of the audit and compensation/options committees of its board of directors on the Company’s website in the “Corporate Policies and Procedures” section. The Company’s SEC filings and governance documents are available in print to any stockholder that makes a written request to: Director of Communications, U.S. Global Investors, Inc., 7900 Callaghan Road, San Antonio, Texas 78229.
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
Success in the investment management industry is largely dependent on investment performance relative to market conditions and the performance of competing products. Good relative performance generally attracts additional assets under management, resulting in additional revenues. Conversely, poor performance generally results in decreased sales and increased redemptions with a corresponding decrease in revenues. Therefore, poor investment performance relative to the portfolio benchmarks and to competitors could impair the Company’s revenues and growth. Effective October 2009, a performance fee will be implemented for the nine equity Funds whereby the base advisory fee will be adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.
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
In addition, yields on government securities, and the investment products investing in them, have decreased to record lows. Thus, the Company has voluntarily waived fees and/or reimbursed the USGIF money market Funds to maintain each fund’s yield at a certain level as determined by the Company. These waivers could increase in the future. Such increases in fee waivers could be significant and would negatively affect the Company’s revenues and net income.
The market price and trading volume of the Company’s class A common stock may be volatile, which could result in rapid and substantial losses for the Company’s stockholders.
See Item 5 for description of common equity classes. The market price of the Company’s class A common stock may be volatile and the trading volume may fluctuate, causing significant price variations to occur. If the market price of the Company’s class A common stock declines significantly, stockholders may be unable to sell their shares at or above their purchase price. The Company cannot assure that the market price of its class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of the Company’s class A common stock, or result in fluctuations in price or trading volume, include:
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
The Company and its subsidiaries are subject to a variety of federal securities laws and agencies, including, but not limited to, Advisers Act, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act of 1999, the Bank Secrecy Act of 1970, as amended, the USA PATRIOT Act of 2001, the SEC, FINRA and NASDAQ. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.
Increased regulatory and legislative actions and reforms could increase costs and negatively impact the Company’s profitability and future financial results.
During the past eight years, the federal securities laws have been substantially augmented and made significantly more complex by the Sarbanes-Oxley Act of 2002 and USA PATRIOT Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the Sarbanes-Oxley Act of 2002. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry may negatively impact earnings by increasing the Company’s costs of dealing in the financial markets.
Because of the recent exposure of trading abuses and fraudulent investment activities, the collapse of the independent investment banking industry in the U.S., and massive government investment in the U.S. banking and financial system, regulators have shown increasing interest in the oversight of the broad financial and investment industry. Federal agencies have adopted regulations designed to strengthen controls and restore investor confidence. As a result, new laws, rules, and regulations, as well as increased regulatory oversight, can be expected in the future that could place greater compliance and administrative burdens on the Company, which likely would increase our expenses without increasing revenues. Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally, and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their balances. Redemptions would decrease the assets under our management, which would reduce the Company’s advisory revenues and net income.
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

The Company could be subject to losses if it fails to properly safeguard sensitive and confidential information.
As part of the Company’s normal operations, it maintains and transmits confidential information about the Company and the Funds’ clients as well as proprietary information relating to its business operations. These systems could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such a breach could subject the Company to liability for a failure to safeguard client data, result in the termination of relationships with our existing customers, require significant capital and operating expenditures to investigate and remediate the breach, and subject the Company to regulatory action.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The Company presently owns and occupies an office building as its headquarters in San Antonio, Texas. The office building is approximately 46,000 square feet on approximately 2.5 acres of land.
Item 3. Legal Proceedings
There are no material legal proceedings in which the Company is involved.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

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
The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2009, and 2008. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2009		2008
	High ($)	Low ($)	High ($)	Low ($)
First Quarter (9/30)	17.44	6.97	26.33	18.22
Second Quarter (12/31)	10.00	2.90	24.50	14.80
Third Quarter (3/31)	6.20	3.19	17.95	12.31
Fourth Quarter (6/30)	10.89	4.70	20.20	12.41
Holders
On August 21, 2009, there were approximately 197 holders of record of class A common stock, no holders of record of class B common stock, and 50 holders of record of class C common stock.
Dividends
On March 29, 2007, a two-for-one stock split became effective and shareholders of record were paid a $0.25 per share dividend (post-split). The board then authorized a dividend of $0.01 per share per month beginning in June 2007. The board authorized an increase to $0.02 per share per month beginning in October 2007. The dividend is payable on class A and class C shares. The monthly dividend is authorized through December 2009 and will be considered for continuation at that time by the board. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Purchases of equity securities by the issuer
The Company may repurchase stock from employees. There were no repurchases of classes A, B or C common stock during the fiscal year ended June 30, 2009.
Company Performance Presentation
The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2004, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

GROW Performance from
June 2004 to June 2009
$200,000
$150,000
$100,000
$50,000
$-
Jun-04
Dec-04
Jun-05
Dec-05
Jun-06
Dec-06
Jun-07
Dec-07
Jun-08
Dec-08
Jun-09
GROW
S&P 500 Index
Russell 2000 Index
NYSE Arca Gold BUGS Index

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K. The selected financial data as of June 30, 2005, through June 30, 2009, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements. Earnings per share have been restated for prior years to reflect the stock split that occurred in March 2007 and for all other information included throughout the document.

Selected	Year Ended June 30,
Financial Data	2009	2008	2007	2006	2005
Revenues	$23,140,269	$56,039,247	$58,603,637	$44,853,588	$16,981,339
Expenses	26,750,817	39,457,020	37,257,889	28,986,248	14,744,897

Income (loss) before income taxes	(3,610,548)	16,582,227	21,345,748	15,867,340	2,236,442
Income tax expense (benefit)	(1,372,969)	5,745,417	7,586,499	5,431,978	789,971

Net income (loss)	$(2,237,579)	$10,836,810	$13,759,249	$10,435,362	$1,446,471

Basic income (loss) per share	(0.15)	0.71	0.91	0.69	0.10
Working capital	27,363,133	35,309,228	27,925,318	18,275,909	7,078,554
Total assets	37,153,846	45,494,619	39,793,113	29,046,853	12,102,515
Dividends per common share	0.24	0.21	0.26	—	—
Shareholders’ equity	34,627,994	39,233,744	31,095,202	20,543,211	9,903,088
Net cash provided by operations	3,040,931	14,309,886	8,867,278	5,532,505	986,120
Net cash provided by (used in) investing activities	(4,386,782)	(1,180,602)	(746,787)	265,053	(67,634)
Net cash provided by (used in) financing activities	(3,485,630)	(2,848,629)	(3,322,114)	444,307	64,016

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
Recent Trends and Continuing Disruptions in Worldwide Financial Markets
Due to the consequences of the meltdown in the subprime mortgage market beginning in 2007, the worldwide financial markets have encountered intense volatility due to uncertainty and disruption within the credit markets. This disruption continued into 2008 and 2009 causing global equities to decline worldwide. The Company’s investment advisory fees and operating revenue primarily depend on the value of its assets under management, and continued global market fluctuations impact the funds’ asset levels, thereby affecting income and results of operations.
This global strain has resulted in a seizing of the international credit markets resulting in unprecedented worldwide governmental actions. For instance, on September 7, 2008, the U.S. Government moved to guarantee the outstanding debt of Fannie Mae and Freddie Mac. On September 19, 2008, the U.S. Treasury Department announced a temporary guarantee program for publicly available money market funds which elected to participate in the program.
Furthermore, on October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008, which sanctioned the Treasury Secretary to create the Troubled Assets Relief Program and authorize the purchase of up to $700 billion of troubled assets. Despite these aggressive governmental programs and actions, the global financial markets continue to remain extremely volatile.
What began as the sub-prime mortgage default concern has swelled to practically every aspect of the global financial marketplace. Since late 2007, the markets continue to experience uncertainty and disruption resulting in the sharp decline in equity markets and dislocation in the credit markets. The equity markets suffered from pullback in consumer spending, which led to weak performance in the global markets, increased unemployment, and significant declines in the values of assets owned by financial institutions. This worldwide disruption has spread to tangential areas including currencies and commodities, which directly impact the Company and the assets it manages. The sustained volatility throughout the financial world continued throughout the Company’s fiscal year.
Returns on many major equity indices have significantly declined from June 30, 2008, which had a dramatic effect on assets under management and revenues. Total assets under management at June 30, 2008, were $5.8 billion versus $2.2 billion at June 30, 2009.
Business Segments
U.S. Global, with principal operations located in San Antonio, Texas, manages two business segments.
First, the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and second, the Company invests for its own account in an effort to add growth and value to its cash position. For more details on the results of our core operations, see Note 14 Financial Information by Business Segment.
The Company generates substantially all its operating revenues from the investment management of products and services for USGIF and two offshore clients. Although the Company generates the majority of its revenues from its investment advisory segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2009, the Company held approximately $7.0 million in investments, of which approximately $5.5 million, or 14.9% of total assets, was invested in the Funds and other offshore clients and $1.5 million, or 4.0% of total assets, in other entities. The following is a brief discussion of the Company’s two business segments.
Investment Management Products and Services
Investment management revenues are largely dependent on the total value and composition of assets under management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. During fiscal year 2009, average assets under management decreased 53.4% to $2.5 billion, primarily due to significant decreases in the natural resource and foreign equity funds under management through both net outflows and market depreciation.

	Average Assets under Management
	(Dollars in Millions)
	2009	2008	% Change	2008	2007	% Change
Natural resource	$1,318	$2,818	(53.2%)	$2,818	$2,427	16.1%
International equity	558	1,601	(65.1%)	1,601	1,506	6.3%
Fixed income	513	617	(16.9%)	617	593	4.0%
Domestic equity	54	89	(39.3%)	89	84	6.0%

Total SEC-registered funds	2,443	5,125	(52.3%)	5,125	4,610	11.2%
Other advisory clients	90	312	(71.2%)	312	236	32.2%

Average assets under management	$2,533	$5,437	(53.4%)	$5,437	$4,846	12.2%

Investment Activities
Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.
The following summarizes the market value, cost and unrealized gain or loss on investments as of June 30, 2009, and June 30, 2008.

				Unrealized holding
				gains (losses) on
			Unrealized	available-for-sale
Securities	Market Value	Cost	Gain (Loss)	securities, net of tax
Trading[1]	$4,511,497	$6,276,578	$(1,765,081)	N/A
Available-for-sale[2]	2,536,665	2,002,826	533,839	$352,334

Total at June 30, 2009	$7,048,162	$8,279,404	$(1,231,242)

Trading[1]	$6,991,843	$6,275,478	$716,365	N/A
Available-for-sale[2]	1,246,769	1,739,795	(493,026)	$(325,397)

Total at June 30, 2008	$8,238,612	$8,015,273	$223,339

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
As of June 30, 2009, and 2008, the Company held approximately $1.5 million and $2.4 million, respectively, in investments other than the clients the Company advises.

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
Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2009, 2008, and 2007, the Company had net realized gains (losses) of approximately $(2,457,000), $(152,000), and $737,000, respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2009	2008	% Change	2008	2007	% Change
Net income (loss) (in thousands)	$(2,238)	$10,837	(120.6%)	$10,837	$13,759	(21.2%)
Net income (loss) per share
Basic	$(0.15)	$0.71	(121.1%)	$0.71	$0.91	(22.0%)
Diluted	$(0.15)	$0.71	(121.1%)	$0.71	$0.90	(21.1%)
Weighted average shares outstanding (in thousands)
Basic	15,276	15,247		15,247	15,162
Diluted	15,298	15,275		15,275	15,242
For the year ended June 30, 2009, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss.
Year Ended June 30, 2009, Compared with Year Ended June 30, 2008
The Company posted net after-tax loss of $2,237,579 ($0.15 loss per share) for the year ended June 30, 2009, compared with net after-tax income of $10,836,810 ($0.71 per share) for the year ended June 30, 2008. This decrease in profitability is primarily attributable to the following factors:
Revenues
Total consolidated revenues for the year ended June 30, 2009, decreased $32,898,978, or 59%, compared with the year ended June 30, 2008. This decrease was primarily attributable to the following:
•	Investment advisory fees declined by $28.4 million primarily as a result of decreased assets under management in the natural resources and international equity funds.

•	Investment income decreased by $6.1 million primarily as a result of declines in the market value of trading securities in the natural resources and international equity sectors as well as an other-than-temporary impairment as a result of declines in the market value of available-for-sale securities.
Expenses
Total consolidated expenses for the year ended June 30, 2009, decreased by $12,706,203, or 32%, compared with the prior year. This decrease was primarily attributable to the following:
•	Subadvisory fees decreased by 74%, or $6.8 million, due to a change in the subadvisory contract (discussed in Note 2 Significant Accounting Policies – Revenue Recognition) as well as decreased assets in the funds being subadvised;

•	Platform fees decreased by 45%, or $4.1 million, due to decreased asset inflows through broker-dealer platforms and decrease in asset values due to market declines;

•	Employee compensation expense decreased by 26%, or $3.6 million, primarily due to a decline in incentive bonuses and fewer employees;

•	General and administrative expenses increased 28%, or $1.9 million, primarily due to proxy-related costs associated with the merger of the USGIF and USGAF trusts.

Year Ended June 30, 2008, Compared with Year Ended June 30, 2007
The Company posted net after-tax income of $10,836,810 ($0.71 per share) for the year ended June 30, 2008, compared with net after-tax income of $13,759,249 ($0.91 per share) for the year ended June 30, 2007. The decrease in profitability in fiscal year 2008 primarily resulted from a decrease of $3.5 million in advisory fees, an increase of $1.5 million in platform fee expense, and an increase of $1.0 million in employee compensation and benefits. These factors were somewhat offset by an increase of $918,000 in transfer agent fees and a decrease of $676,000 in general and administrative expenses.
Revenues

			%			%
(Dollars in Thousands)	2009	2008	Change	2008	2007	Change
Investment advisory fees:
Natural resource funds	$8,990	$17,186	(47.7%)	$17,186	$15,191	13.1%
International equity funds	6,749	19,963	(66.2%)	19,963	18,727	6.6%
Domestic equity funds	730	1,605	(54.5%)	1,605	1,776	(9.6%)
Fixed income funds	295	764	(61.4%)	764	728	4.9%

Total mutual fund advisory fees	16,764	39,518	(57.6%)	39,518	36,422	8.5%
Other advisory fees	924	6,538	(85.9%)	6,538	13,095	(50.1%)

Total investment advisory fees	17,688	46,056	(61.6%)	46,056	49,517	(7.0%)
Transfer agent fees	5,942	8,455	(29.7%)	8,455	7,537	12.2%
Distribution fees	2,867	—	100.0%	—	—	0.0%
Administrative service fees	1,215	—	100.0%	—	—	0.0%
Investment income (loss)	(4,616)	1,447	(419.0%)	1,447	1,357	6.7%
Other revenues	44	81	(45.7%)	81	193	(58.2%)

Total	$23,140	$56,039	(58.7%)	$56,039	$58,604	(4.4%)

Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: SEC-registered mutual fund advisory fees, which in fiscal 2009 accounted for 95% of the Company’s total advisory fees, and offshore investment advisory fees, which accounted for 5% of total advisory fees.
SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375% to 1.375%, and are paid monthly. These advisory fees decreased by approximately $22.8 million, or 58%, in fiscal 2009 over fiscal 2008 primarily as a result of decreased assets under management, particularly in the international equity and natural resource funds.
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
A special meeting of shareholders of USGIF and USGAF was held on September 23, 2008, to consider several proposals. The proposals were approved effective October 1, 2008, and included (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the USGIF funds and (iii) a new distribution plan for the nine equity USGIF funds under which USGB is paid a fee at an annual rate of 0.25 percent of the average daily net assets of each fund. With respect to four equity funds, the new advisory agreement also increased the base advisory fee and changed to the advisory fee breakpoints. In addition, administrative services that were part of the previous advisory agreement were removed and became the subject of a separate agreement. Under the new administrative services agreement, the Funds no longer reimburse the Company for certain legal and administrative services, but instead pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each fund for administrative services provided by the Company to USGIF. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF. The Company incurred a total of $3.7 million in merger-related costs, of which $3.5 million was recorded in the first quarter of fiscal 2009.
As of October 1, 2008, the nine equity USGIF funds include a base advisory fee that, beginning in October 2009, will be adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.
Prior to October 1, 2008, the Company voluntarily waived or reduced its advisory fees and/or agreed to pay expenses on seven of thirteen Funds. Effective October 1, 2008, the Company contractually agreed to cap the expenses of all thirteen Funds through September 30, 2009. Thereafter, these caps will continue on a modified and voluntary basis at the discretion of the Company. The aggregate fees waived and expenses borne by the Company were $5,566,000; $1,422,000; and $1,178,000, in fiscal years 2009, 2008, and 2007, respectively.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective Fund’s yield at a certain level as determined by the Company (Minimum Yield). Reflecting increased demand in the market for government securities, yields on such products have decreased to record lows. In certain products, the gross yield is not sufficient to cover all of the Funds’ normal operating expenses and fee waivers have been used to maintain positive or zero net yields. For the fiscal year ended June 30, 2009, fees waived and/or expenses reimbursed as a result of this agreement were $537,700 and $15,718 for the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund, respectively. The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the Fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the Fund’s yield to fall below the Minimum Yield. Thus, $170,642 of these waivers are recoverable by the Company through December 31, 2011 and $382,776 through December 31, 2012. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company’s commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of Fund expenses it is bearing.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. (“EFC”) as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded advisory fees from EFC totaling $661,262; $5,326,438; and $11,041,050 for the fiscal years 2009, 2008, and 2007, respectively.
The Company continues to provide advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $263,101, $1,198,007 and $1,913,302 for the fiscal years 2009, 2008, and 2007, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from mailroom operations, and investment income.
Transfer Agent Fees. United Shareholder Services, Inc., a wholly owned subsidiary of the Company, provides transfer agency and mailing services for Company clients. The Company receives an annual fee per account as well as transaction- and activity-based fees as compensation for services rendered as transfer agent, and is reimbursed for out-of-pocket expenses associated with processing shareholder information. In addition, the Company collects custodial fees on IRAs and other types of retirement plans invested in USGIF. Transfer agent fees are, therefore, significantly affected by the number of client accounts.
Transfer agent fees decreased by $2.5 million in fiscal 2009, primarily as a result of a decline in the number of shareholder accounts and number of transactions.
The increase in transfer agent fees in fiscal years 2008 and 2007 was primarily a result of an increase in the number of mutual fund shareholder accounts due to improved performance of the natural resource and international equity funds and the result of the revised fee structure effective April 1, 2007, which incorporated transaction- and activity-based fees.
Distribution Fees. As noted above, a new distribution plan was approved effective October 1, 2008, for the nine equity USGIF funds under which USGB is paid a fee at an annual rate of 0.25 percent of the average daily net assets of each fund.
Administrative Service Fees. As noted above, effective October 1, 2008, administrative services that were part of the pervious advisory agreement were removed and became the subject of a separate agreement. Under the new administrative services agreement, the Funds no longer reimburse the Company for certain legal and administrative services, but instead pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each Fund for administrative services provided by the Company to the Funds.
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
Investment income decreased by $6.1 million in fiscal 2009 compared to fiscal 2008. This decrease can be attributable primarily to declines in the market value of trading securities in the natural resources and international equity sectors as well as an other-than-temporary impairment as a result of declines in the market value of available-for-sale securities. Of the $6.1 million decrease in fiscal 2009, $3.2 million related to decrease in investment income in investments in the Funds and the offshore clients.
Investment income increased by $90,000 in fiscal 2008 compared to fiscal 2007. This increase was attributed primarily to increases in unrealized gains on corporate investments.
Included in investment income were other-than-temporary impairments of $2,456,618 for the fiscal year ending 2009, There were no other-than-temporary impairments for the fiscal years ending 2008 and 2007.

Expenses

			%			%
(Dollars in Thousands)	2009	2008	Change	2008	2007	Change
Employee compensation and benefits	$10,017	$13,608	(26.4%)	$13,608	$12,560	8.3%
General and administrative	8,696	6,805	27.8%	6,805	7,482	(9.0%)
Platform fees	4,946	9,049	(45.3%)	9,049	7,528	20.2%
Subadvisory fees	2,415	9,223	(73.8%)	9,223	8,935	3.2%
Advertising	407	488	(16.6%)	488	509	(4.1%)
Depreciation	270	284	(4.9%)	284	244	16.5%

Total	$26,751	$39,457	(32.2%)	$39,457	$37,258	5.9%

Employee Compensation and Benefits. Employee compensation and benefits decreased by $3.6 million, or 26.4%, in 2009 and increased by $1.0 million, or 8.3%, in fiscal 2008. The decrease in 2009 was primarily due to decrease in incentive bonuses and fewer employees. The increase in 2008 was primarily due to incentive bonuses associated with strong mutual fund performance, mutual fund asset growth, strong offshore advisory client performance and increased shareholder accounts.
Subadvisory Fees. Subadvisory fees are calculated as a percentage of average net assets of the two Funds that are subadvised by a third-party manager. The decrease in subadvisory fees of $6.8 million in fiscal year 2009 is due to the restructured responsibilities of the third-party manager. Effective November 7, 2008, the Company assumed the day-to-day management of both Funds and the subadvisory fees were reduced. The increases in subadvisory fees of $0.3 million in fiscal year 2008 resulted primarily from growth in assets in the Eastern European Fund. The subadvisory agreement related to the Global MegaTrends Fund was terminated effective September 30, 2007.
General and Administrative. The increase in general and administrative expenses of $1.9 million, or 27.8%, in fiscal year 2009 resulted primarily from proxy-related costs associated with the merger of the USGIF and USGAF trusts. The decrease in general and administrative expenses of $0.7 million, or 9.0%, in fiscal year 2008 resulted primarily from decreased consulting and legal fees.
Platform Fees. Broker-dealers typically charge an asset-based fee for assets held in their platforms. The decrease in platform fee expenses in fiscal year 2009 of $4.1 million, or 45.3%, was due to the decrease in assets held in the broker-dealer platforms. Net platform fee expenses increased by $1.5 million during fiscal year 2008 due to an increase in assets held in the broker dealer platforms during the fiscal year. The incremental assets received through the broker-dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression resulting from paying platform fees on those assets.
Advertising. Advertising expense was essentially flat in fiscal 2009 compared to 2008 and fiscal year 2008 compared to fiscal 2007.
Depreciation. Depreciation expense was essentially flat in fiscal 2009 compared to fiscal 2008. Depreciation expense increased by $40,000 in fiscal year 2008 as a result of a slight increase in capital purchases.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the basis of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2009, the Company has approximately $50,000 in capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included no valuation allowance at June 30, 2009.

Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements.
Contractual Obligations
A summary of contractual obligations of the Company as of June 30, 2009, is as follows:

	Payments due by period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating lease obligations	$461,142	$226,442	$179,343	$55,357	$—
Contractual obligations	1,619,842	517,076	677,686	425,080	—

Total	$2,080,984	$743,518	$857,029	$480,437	$—

Operating leases consist of office equipment, printers, and copiers leased from several vendors. Contractual obligations include agreements to fund educational programs, as well as services used in daily operations. Other contractual obligations not included in this table consist of subadvisory contracts and agreements to waive or reduce fees and/or pay expenses on several Funds. Future obligations under these agreements are dependent upon future levels of Fund assets.
The board has authorized a monthly dividend of $0.02 per share through December 2009, at which time it will be considered for continuation by the board. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2009 to September 2009 will be approximately $917,000.
Liquidity and Capital Resources
At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $27.4 million and a current ratio (current assets divided by current liabilities) of 10.8 to 1. With approximately $20.3 million in cash and cash equivalents and $7.0 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $34.6 million, with cash, cash equivalents, and marketable securities comprising 73.6% of total assets.
The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
The investment advisory and related contracts between the Company and USGIF will expire on September 30, 2010. With respect to offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.
Management believes current cash reserves, financing obtained and/or available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.
Critical Accounting Policies
The discussion and analysis of financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Management reviews these estimates on an ongoing basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are described in more detail in Note 2 to the consolidated financial statements, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of security investments, income taxes, valuation of stock-based compensation, revenue recognition on advisory contracts, related party transactions and recent accounting pronouncements.
Security Investments. The Company accounts for its investments in securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with SFAS 115, the Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date.
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
Investments classified as neither trading securities nor held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings when realized.
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
Tax law requires certain items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Income Statement. As a result, the effective tax rate reflected in the Consolidated Financial Statements is different from the tax rate reported on the Company’s consolidated tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities. In addition, excess tax benefits associated with stock option exercises also create a difference between the tax rate used in the consolidated tax return and the effective tax rate in our Consolidated Income Statement.

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
Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We measured the fair value of stock options granted in fiscal 2007 and 2008 on the date of grant using a Black-Scholes option-pricing model. No options were granted in 2009.
We believe that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in our Consolidated Financial Statements.
Revenue Recognition on Offshore Advisory Contracts. During fiscal 2009, the Company provided investment advisory services to three offshore clients. The advisory contracts of two of the three clients provided for monthly payment of management fees and quarterly payment of performance fees, if any, by the client and were recorded accordingly.
The contract of one of the three offshore clients, EFC, which terminated on November 6, 2008, called for monthly payment of management fees and annual, rather than quarterly, payment of performance fees by the client. However, under GAAP, the Company could have chosen to record performance fees either annually or more frequently. Management chose the more conservative method (“Method 1”), in which performance fees were recorded annually as was provided by the contract terms. Under “Method 2,” incentive fees could have been recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract were terminated at that date.

Related Party Transactions
The Company had $25.8 million and $30.9 million at fair value invested in USGIF, USGAF and offshore clients the Company advises included in the balance sheet in cash and cash equivalents and trading securities at June 30, 2009, and 2008, respectively. The Company recorded $309,562 in dividend income and $805,929 in unrealized loss on its investments in the Funds and offshore clients. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for investment advisory fees, administrative fees, distribution fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $171,008 and $538,375 for the years ended June 30, 2009 and 2008, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Global Gold and Resources Fund Ltd, and Meridian Fund Managers Ltd., the manager of the Meridian Global Gold and Resources Fund Ltd.
The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $92,093 and $659,632 for the years ended June 30, 2009 and 2008, respectively. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd. and Meridian Fund Managers Ltd., the manager of the Meridian Global Energy and Resources Fund Ltd. In addition, the Company has an investment in the Meridian Global Energy and Resources Fund Ltd. with a value of approximately $636,751 at June 30, 2009.
On November 6, 2008, effective immediately, the Company terminated its relationship with EFC as the subadviser to EFC’s equity portfolio. The Company provided investment advisory services to EFC. The Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. For the year ended June 30, 2009, the Company recorded a total of $661,262 in advisory fees from EFC. Since the contract was terminated prior to the end of the fiscal year, no performance fees were recorded for the year ended June 30, 2009. For the year ended June 30, 2008, the Company recorded a total of $5,326,438 in advisory fees from EFC comprised of $2,706,216 in annual performance fees and $2,620,222 in monthly advisory fees. The performance fees for this advisory client are calculated and recorded only once a year in accordance with the terms of the advisory agreement.
This and other performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies. Mr. Holmes was the Chairman of the Board of Directors of EFC from October 2005 until November 6, 2008. In addition, the Company has an investment in EFC at June 30, 2009 with a value of approximately $378,000.
The Company owns a position in Charlemagne Capital Limited at June 30, 2009, valued at approximately $834,000 and recorded as an available-for-sale security. Charlemagne Capital (IOM) Limited (“Charlemagne”), a wholly-owned subsidiary of Charlemagne Capital Limited, specializes in emerging markets and is the non-discretionary subadviser to the Eastern European Fund and Global Emerging Markets Fund, two funds in USGIF.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that required or permitted fair value measurements because the FASB had previously concluded in those accounting pronouncements that the fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued staff position (“FSP”) to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Management adopted the provisions of SFAS 157 related to all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis on July 1, 2008. The adoption of SFAS 157 did not affect the Company’s financial position or results of operations, but did result in additional required disclosures, which are provided in Note 3 Investments.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), Accounting for Certain Investments in Debt and Equity Securities).” SFAS 159 allows entities to voluntarily choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for the instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of SFAS 159 to any of our financial instruments; therefore, the adoption of SFAS 159 effective July 1, 2008, has not affected our financial position or results of operations.
In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 did not have a material effect on the Company’s financial position or results of operations for the year ended June 30, 2009.
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.
In April 2009, the FASB issued FSP SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP107-1 and APB 28-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.
The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings (such as for securities classified as held-to-maturity or available-for-sale), should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The objective of FSP 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairment, (“FSP 115-2 and 124-2”), which amends exiting other-than-temporary impairment guidance for debt securities, is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance contained in FSP 115-2 and 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within SFAS 115, FSP 115-1 and 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, FSP EITF 99-20-1 Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets and American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
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
FSP 115-2 and 124-2 is effective for interim reporting periods ending after June 15, 2009. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income and the impact of adoption accounted for as a change in accounting principles, with applicable disclosures provided. The adoption of FSP 115-2 and 124-2 did not impact on its consolidated financial statements since the Company does not hold any debt securities.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on September 10, 2009.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), removing the concept of a qualifying special-purpose entity, and removing the exception from applying FIN No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management is in the process of determining the effect the adoption of SFAS 166 will have on the Company’s Consolidated Financial Statements.
In June 2009, the FASB issued SFAS Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FIN 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management is in the process of determining the effect the adoption of SFAS 167 will have on the Company’s Consolidated Financial Statements.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168” or “Codification”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the Codification as the source of authoritative GAAP recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 in the third quarter of 2009 is not expected to materially affect our financial position or results of operations. Commencing with the Form 10-Q for the September 30, 2009 quarter end, future filings with the SEC will reference the Codification rather than prior accounting and reporting standards.

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
The table below summarizes the Company’s equity price risks as of June 30, 2009, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

			Estimated Fair
		Hypothetical	Value After	Increase (Decrease)
	Fair Value at	Percentage	Hypothetical	in Shareholders’
	June 30, 2009	Change	Price Change	Equity, Net of Tax
Trading securities [1]	$4,511,497	25% increase	$5,639,371	$744,397
		25% decrease	$3,383,623	$(744,397)
Available-for-sale [2]	$2,536,665	25% increase	$3,170,831	$418,550
		25% decrease	$1,902,499	$(418,550)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
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
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited U.S. Global Investors, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of U.S. Global Investors, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated September 10, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP BDO Seidman, LLP
Dallas, Texas
September 10, 2009

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Global Investors, Inc. internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 10, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP BDO Seidman, LLP
Dallas, Texas
September 10, 2009

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$20,303,594	$25,135,075
Trading securities, at fair value	4,511,497	6,991,843
Receivables
Mutual funds	2,629,351	5,096,117
Offshore clients	37,399	3,690,400
Income tax	1,051,288	—
Employees	5,434	6,111
Other	120,440	21,767
Prepaid expenses	584,214	628,790
Deferred tax asset	645,768	—

Total Current Assets	29,888,985	41,570,103

Net Property and Equipment	3,773,121	2,378,396

Other Assets
Deferred tax asset, long term	955,075	299,351
Investment securities available-for-sale, at fair value	2,536,665	1,246,769

Total Other Assets	3,491,740	1,546,120

Total Assets	$37,153,846	$45,494,619

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$137,428	$289,364
Accrued compensation and related costs	1,168,199	2,396,881
Deferred tax liability	—	406,730
Other accrued expenses	1,220,225	3,167,900

Total Current Liabilities	2,525,852	6,260,875

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,819,673 shares and 13,817,269 shares at June 30, 2009, and June 30, 2008, respectively	345,492	345,432
Common stock (class B) — $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,091,875 shares and 2,094,279 shares at June 30, 2009, and June 30, 2008, respectively	52,297	52,357
Additional paid-in-capital	14,628,431	14,114,178
Treasury stock, class A shares at cost; 618,920 and 656,520 shares at June 30, 2009, and June 30, 2008, respectively	(1,449,124)	(1,562,419)
Accumulated other comprehensive income (loss), net of tax	352,334	(325,397)
Retained earnings	20,698,564	26,609,593

Total Shareholders’ Equity	34,627,994	39,233,744

Total Liabilities and Shareholders’ Equity	$37,153,846	$45,494,619

The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended June 30,
	2009	2008	2007
Revenues
Mutual fund advisory fees	$16,764,376	$39,518,557	$36,421,804
Transfer agent fees	5,942,071	8,454,871	7,537,110
Distribution fees	2,867,040	—	—
Administrative services fees	1,214,624	—	—
Other advisory fees	924,363	6,537,775	13,095,070
Investment income (loss)	(4,616,522)	1,447,454	1,356,840
Other	44,317	80,590	192,813

	23,140,269	56,039,247	58,603,637

Expenses
Employee compensation and benefits	10,017,001	13,607,601	12,560,108
General and administrative	8,695,766	6,805,085	7,481,344
Platform fees	4,946,250	9,048,571	7,528,302
Subadvisory fees	2,414,511	9,223,309	8,935,075
Advertising	406,955	488,217	508,992
Depreciation	270,334	284,237	244,068

	26,750,817	39,457,020	37,257,889

Income (Loss) Before Income Taxes	(3,610,548)	16,582,227	21,345,748
Provision for Federal Income Taxes
Tax expense (benefit)	(1,372,969)	5,745,417	7,586,499

Net Income (Loss)	(2,237,579)	10,836,810	13,759,249
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	677,731	(256,701)	269,296
Less: reclassification adjustment for gains included in net income	—	(63,107)	(299,144)

Comprehensive Income (Loss)	$(1,559,848)	$10,517,002	$13,729,401

Basic Net Income (Loss) per Share	$(0.15)	$0.71	$0.91

Diluted Net Income (Loss) per Share	$(0.15)	$0.71	$0.90

Basic weighted average number of common shares outstanding	15,275,962	15,246,710	15,162,492
Diluted weighted average number of common shares outstanding	15,297,561	15,275,441	15,241,534
The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common	Common	Additional	Retained		Other
	Stock	Stock	Paid-in	Earnings	Treasury	Comprehensive
	(class A)	(class C)	Capital	(Deficit)	Stock	Income (Loss)	Total
Balance at June 30, 2006 (12,805,948 shares of class A; 2,993,600 shares of class C)	$320,149	$74,840	$11,754,779	$9,199,514	$(830,330)	$24,259	$20,543,211
Purchase of 29,634 shares of Common Stock (class A)	—	—	—	—	(836,710)	—	(836,710)
Grants and purchases of 10,881 shares of Common Stock (class A)	—	—	135,128	—	19,096	—	154,224
Exercise of 112,000 options for Common Stock (class A)	2,800	—	961,792	—	—	—	964,592
Conversion of 702,677 shares of class C common stock for class A common stock	17,567	(17,567)	—	—	—	—	—
Recognition of current year portion of deferred compensation and related tax benefit	—	—	413,479	—	—	—	413,479

Dividends paid	—	—	—	(3,967,697)	—	—	(3,967,697)

Stock bonuses	—	—	42,305	—	7,152	—	49,457

Stock based compensation expense	—	—	45,245	—	—	—	45,245
Unrealized loss on securities available-for-sale and reclassification (net of tax)	—	—	—	—	—	(29,848)	(29,848)

Net Income	—	—	—	13,759,249	—	—	13,759,249

Balance at June 30, 2007 (13,620,625 shares of class A; 2,290,923 shares of class C)	340,516	57,273	13,352,728	18,991,066	(1,640,792)	(5,589)	31,095,202
Grants and purchases of 16,347 shares of Common Stock (class A)	—	—	137,708	—	53,442	—	191,150
Conversion of 196,644 shares of class C common stock for class A common stock	4,916	(4,916)	—	—	—	—	—
Recognition of current year portion of deferred compensation and related tax benefit	—	—	228,504	—	—	—	228,504

Dividends paid	—	—	—	(3,218,283)	—	—	(3,218,283)

Stock bonuses	—	—	71,004	—	24,931	—	95,935

Stock based compensation expense	—	—	324,234	—	—	—	324,234
Unrealized loss on securities available-for-sale and reclassification (net of tax)	—	—	—	—	—	(319,808)	(319,808)

Net Income	—	—	—	10,836,810	—	—	10,836,810

Balance at June 30, 2008 (13,817,269 shares of class A; 2,094,279 shares of class C)	345,432	52,357	14,114,178	26,609,593	(1,562,419)	(325,397)	39,233,744
Grants and purchases of 27,900 shares of Common Stock (class A)	—	—	114,161	—	73,659	—	187,820
Conversion of 2,404 shares of class C common stock for class A common stock	60	(60)	—	—	—	—	—

Dividends paid	—	—	—	(3,673,450)	—	—	(3,673,450)

Stock bonuses	—	—	74,260	—	39,636	—	113,896

Stock based compensation expense	—	—	325,832	—	—	—	325,832
Unrealized gain on securities available-for-sale (net of tax)	—	—	—	—	—	677,731	677,731

Net loss	—	—	—	(2,237,579)	—	—	(2,237,579)

Balance at June 30, 2009 (13,819,673 shares of class A; 2,091,875 shares of class C)	$345,492	$52,297	$14,628,431	$20,698,564	$(1,449,124)	$352,334	$34,627,994

The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(2,237,579)	$10,836,810	$13,759,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	270,334	284,237	244,068
Net recognized gain on sale of fixed assets	2,074	388	—
Net recognized (gain) loss on securities	2,456,618	152,325	(736,860)
Provision for deferred taxes	(2,057,356)	(13,470)	184,481
Deferred compensation	—	50,000	50,000
Benefits from tax deduction in excess of stock-based compensation expense	—	(178,504)	(1,208,822)
Stock bonuses	113,896	95,935	49,457
SFAS 123R compensation expense	325,832	324,234	45,245
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	4,970,483	5,852,161	(3,183,685)
Prepaid expenses	44,576	138,989	(186,966)
Trading securities	2,480,346	(906,468)	(1,392,177)
Accounts payable and accrued expenses	(3,328,293)	(2,326,751)	1,243,288

Total adjustments	5,278,510	3,473,076	(4,891,971)

Net Cash Provided by Operations	3,040,931	14,309,886	8,867,278

Cash Flows from Investing Activities
Purchase of property and equipment	(1,667,133)	(402,733)	(381,467)
Purchase of available-for-sale securities	(2,719,649)	(895,153)	(2,072,531)
Proceeds on sale of available-for-sale securities	—	117,284	1,707,211

Net Cash Used in Investing Activities	(4,386,782)	(1,180,602)	(746,787)

Cash Flow from Financing Activities
Benefits from tax deduction in excess of stock-based compensation expense	—	178,504	1,208,822
Grants, issuance or exercise of stock and options	187,820	191,150	273,471
Treasury stock purchased	—	—	(836,710)
Dividends paid	(3,673,450)	(3,218,283)	(3,967,697)

Net Cash Used in Financing Activities	(3,485,630)	(2,848,629)	(3,322,114)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,831,481)	10,280,655	4,798,377
Beginning Cash and Cash Equivalents	25,135,075	14,854,420	10,056,043

Ending Cash and Cash Equivalents	$20,303,594	$25,135,075	$14,854,420

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$0	$0	$425
Cash paid for income taxes	$2,655,000	$6,950,000	$7,062,000
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
Note 1.	Organization
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services, distribution and transfer agency functions to USGIF. For these services, the Company receives fees from USGIF. The Company also provides advisory services to two offshore clients.
U.S. Global formed the following companies to provide supplementary services to USGIF: United Shareholder Services, Inc. (“USSI”), and U.S. Global Brokerage, Inc. (“USGB”).
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
Security Investments. The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with SFAS 115, the Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date.
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
Advisory Receivables. Advisory receivables consist primarily of monthly investment advisory transfer agent and other fees owed to the Company by USGIF as well as receivables related to offshore investment advisory fees.
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
Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to uncertainty in income taxes. The Company adopted FIN 48 on July 1, 2007. There were no transactions recorded as a result of adopting FIN 48 for the year ended June 30, 2008. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2004 through 2008 remain open to examination by the tax jurisdictions to which the Company is subject.
Revenue Recognition. The Company earns substantially all of its revenues from investment advisory, administrative, distribution and transfer agency services. Mutual fund investment advisory, administrative and distribution fees are calculated as a percentage of assets under management and are recorded as revenue as services are performed. Offshore advisory client contracts provide for monthly management fees, in addition to a quarterly performance fees. Effective October 1, 2009, the advisory contract for the USGIF equity funds provides for a performance fee on the base advisory fee that will calculated and recorded monthly. Transfer agency fees are calculated using a charge based upon the number of shareholder accounts serviced as well as transaction and activity-based fees. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of any fee waivers.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. (“EFC”) as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio, and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.

EFC, an offshore client, had an annual performance fee. Under GAAP, there are two methods by which annual incentive revenue may be recorded. Under “Method 1,” incentive fees are recorded at the end of the contract year; under “Method 2,” the incentive fees are recorded periodically and calculated as the amount that would be due under the formula at any point in time as if the contract was terminated at that date. For the EFC annual performance fee, management chose the more conservative method (“Method 1”), in which performance fees were recorded annually based on the contract terms.
Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.
Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. At June 30, 2009, 2008, and 2007, the Company had capitalized sales materials of approximately $63,000, $35,000, and $31,000, respectively. Net advertising expenditures were approximately $407,000, $488,000, and $509,000 during fiscal 2009, 2008, and 2007, respectively.
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
Earnings Per Share. The Company computes and presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. The Company has two classes of common stock with outstanding shares. Both classes share equally in dividend and liquidation preferences. Per share amounts for fiscal 2007 have been restated to reflect the Company’s two-for-one stock split effective March 29, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that required or permitted fair value measurements because the FASB had previously concluded in those accounting pronouncements that the fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued staff position (“FSP”) to defer the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Management adopted the provisions of SFAS 157 related to all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis on July 1, 2008. The adoption of SFAS 157 did not affect the Company’s financial position or results of operations, but did result in additional required disclosures, which are provided in Note 3 Investments.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The election is made on an instrument-by-instrument basis and is irrevocable. Once the election is made for the instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of SFAS 159 to any of our financial instruments; therefore, the adoption of SFAS 159 effective July 1, 2008, has not affected our financial position or results of operations.
In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 did not have a material effect on the Company’s financial position or results of operations for the year ended June 30, 2009.
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.
In April 2009, the FASB issued FSP SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1 and APB 28-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.
The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings (such as for securities classified as held-to-maturity or available-for-sale), should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The objective of FSP 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”), which amends exiting other-than-temporary impairment guidance for debt securities, is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance contained in FSP 115-2 and 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within SFAS 115, FSP 115-1 and 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, FSP EITF 99-20-1 Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets and American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
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
FSP 115-2 and 124-2 is effective for interim reporting periods ending after June 15, 2009. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income and the impact of adoption accounted for as a change in accounting principles, with applicable disclosures provided. The adoption of FSP 115-2 and 124-2 did not impact the consolidated financial statements since the Company does not hold any debt securities.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on September 10, 2009.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), removing the concept of a qualifying special-purpose entity, and removing the exception from applying FIN No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management is in the process of determining the effect the adoption of SFAS 166 will have on the Company’s Consolidated Financial Statements.
In June 2009, the FASB issued SFAS Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FIN 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management is in the process of determining the effect the adoption of SFAS 167 will have on the Company’s Consolidated Financial Statements.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No .162 (“SFAS 168” or “Codification”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the Codification as the source of authoritative GAAP recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 in the third quarter of 2009 is not expected to materially affect our financial position or results of operations. Commencing with the Form 10-Q for the September 30, 2009 quarter end, future filings with the SEC will reference the Codification rather than prior accounting and reporting standards.
Note 3.	Investments
As of June 30, 2009, the Company held investments with a fair value of $7.0 million and a cost basis of $8.3 million. The fair value of approximately $5.5 million, or 14.9% of total assets, was invested in the Funds and other offshore clients and $1.5 million, or 4.0% of total assets, in other entities. The Company currently has no investments in debt securities or mortgage-backed securities.
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
The following table summarizes investment activity over the last three fiscal years:

	Year-Ended June 30,
	2009	2008	2007
Realized gains (losses) on sale of trading securities	$—	$(249,099)	$282,473
Trading securities, at cost	6,276,578	6,275,478	5,990,256
Trading securities, at fair value [1]	4,511,497	6,991,843	6,334,474
Net change in unrealized gains (losses) on trading securities (included in earnings)	(2,481,446)	372,147	(303,645)
Available-for-sale securities, at cost	2,002,826	1,739,795	865,152
Available-for-sale securities, at fair value [1]	2,536,665	1,246,769	856,573
Gross realized gains on sale of available-for-sale securities	—	96,774	455,990
Gross realized losses on available-for-sale securities	—	—	(1,603)
Gross unrealized losses recorded in shareholders’ equity	(64,619)	(514,795)	(79,731)
Gross unrealized gains recorded in shareholders’ equity	598,458	21,769	71,151
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	(2,456,618)	—	—

[1]	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Year-Ended June 30,
Investment Income (Loss)	2009	2008	2007
Realized gains on sales of available-for-sale securities	$—	$96,774	$455,990
Realized gains (losses) on sales of trading securities	—	(249,099)	282,473
Unrealized gains (losses) on trading securities	(2,481,446)	372,147	(303,645)
Realized foreign currency losses	(47,593)	(21,407)	4,058
Other-than-temporary declines in available-for-sale securities	(2,456,618)	—	—
Dividend and interest income	369,135	1,249,039	917,964

Total Investment Income (Loss)	$(4,616,522)	$1,447,454	$1,356,840

The following table summarizes equity investments that are in an unrealized loss position at each balance sheet date, categorized by how long they have been in a continuous loss position. These investments do not include trading securities or those available-for-sale securities with declines in value deemed other than temporary as their unrealized losses are recognized in earnings.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Fiscal Year	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2009	$379,450	$64,619	$0	$0	$379,450	$64,619
2008	$687,405	$144,729	$449,643	$370,066	$1,137,048	$514,795
The aggregate gross unrealized loss of $64,619 and $514,795 at June 30, 2009, and 2008, respectively, was primarily related to investments in two companies that specialize in emerging markets. There are many risks associated with an investment of this type including general market risk and emerging markets risk. Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.
Substantially all of the cash and cash equivalents included in the balance sheet at June 30, 2009, and June 30, 2008, are invested in USGIF money market funds.

U.S. Global adopted SFAS 157, effective July 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.
Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, value of these products does not entail a significant degree of judgment.
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.
Level 3 – Valuations based on inputs that are unobservable and significant to the fair value measurement.
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
The following table presents fair value measurements, as of June 30, 2009, for the two major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Common stock	$105	$26	$—	$131
Mutual funds	3,744	636	—	4,380
Offshore fund	—	636	—	636

Total trading securities	3,849	662	—	4,511

Available-for-sale securities				—
Common stock	1,372	—	—	1,372
Mutual funds	1,165	—	—	1,165

Total available-for-sale securities	2,537	—	—	2,537

Total Investments	$6,386	$662	$—	$7,048

Approximately 91 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market and the remaining 9 percent are Level 2 inputs including an investment in an offshore fund.

U.S. Global held investments in two securities with a value of zero that were measured at fair value using significant unobservable inputs (Level 3) at June 30, 2009. There were no realized or unrealized gains or losses or transactions in these securities or any transfers in or out of Level 3 during the year ended June 30, 2009.
Note 4.	Investment Management, Transfer Agent, and Other Fees
The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. Two of the thirteen Funds within USGIF, Eastern European Fund and Global Emerging Markets Fund, were subadvised by a third-party manager with primary day-to-day management responsibilities, Charlemagne Capital (IOM) Limited (“Charlemagne”), through November 6, 2008. Effective November 7, 2008, the Company assumed the day-to-day management of both Funds. The subadvisory agreements with Charlemagne were amended, effective November 7, 2008, to reflect reduced subadvisory fees in light of restructured responsibilities
USSI also serves as transfer agent to USGIF and receives fees based on the number of shareholder accounts as well as transaction- and activity-based fees. Additionally, the Company receives certain miscellaneous fees directly from USGIF shareholders. Fees for providing investment management, administrative, distribution and transfer agent services to USGIF continue to be the Company’s primary revenue source.
A special meeting of shareholders of USGIF and U.S. Global Accolade Funds (“USGAF”) was held on September 23, 2008, to consider several proposals. The new proposals were approved effective October 1, 2008, and included (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the Funds and (iii) a new distribution plan for the nine equity USGIF funds under which USGB is paid a fee at an annual rate of 0.25 percent of the average daily net assets of each Fund. With respect to four equity Funds, the new advisory agreement increased the base advisory fee and changed the advisory fee breakpoints. In addition, administrative services that were part of the previous advisory agreement were removed and became the subject of a separate agreement. Under the new administrative services agreement, the Funds no longer reimburse the Company for certain legal and administrative services, but instead pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each fund for administrative services provided by the Company to USGIF. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF. The Company incurred a total of $3.7 million in merger-related costs.
The new advisory agreement for the nine equity Funds provides for a base advisory fee that, beginning in October 2009, will be adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.
Investment advisory, transfer agency, distribution and administrative fees for the Funds totaled $16,764,376, $5,942,071, $2,867,040 and $1,214,624, respectively, for the year ended June 30, 2009. Investment advisory fees and transfer agency fees for the Funds totaled $39,518,557 and $8,454,871, respectively, for the year ended June 30, 2008.
Prior to October 1, 2008, the Company voluntarily waived or reduced its fees and/or agreed to pay expenses on seven of thirteen funds. Effective October 1, 2008, the Company contractually agreed to cap the expenses of all thirteen funds through September 30, 2009. Thereafter, these caps will continue on a modified and voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company were $5,566,000, $1,422,000, and $1,178,000, in 2009, 2008, and 2007, respectively.
The above waived fees includes amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse U.S. Treasury Securities Cash Fund and U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). Reflecting increased demand in the market for government securities, yields on such products have decreased to record lows. For the fiscal year ended June 30, 2009, fees waived and/or expenses reimbursed as a result of this agreement were $537,700 and $15,718 for the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund, respectively. The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the fund’s yield to fall below the Minimum Yield. Thus, $170,642 of these waivers are recoverable by the Company through December 31, 2011 and $382,776 through December 31, 2012. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded $661,262 in advisory fees related to the EFC contract for the year ended June 30, 2009. The Company recorded $5,326,438 in annual performance fees and $2,620,222 in advisory fees related to the EFC contract for the year ended June 30, 2008. The Company recorded $8,994,074 in annual performance fees and $2,046,976 in advisory fees related to the EFC contract for the year ended June 30, 2007.
The Company continues to provide advisory services to two offshore clients and receives a monthly advisory fee based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, as well as investment income.
Note 5.	Property and Equipment
Property and equipment are composed of the following:

	June 30,
	2009	2008
Building and land	$4,319,142	$2,663,644
Furniture, equipment, and other	1,914,639	2,032,062

	6,233,781	4,695,706
Accumulated depreciation	(2,460,660)	(2,317,310)

Net property and equipment	$3,773,121	$2,378,396

Depreciation expense totaled $270,334, $284,237, and $244,068 in 2009, 2008, and 2007, respectively.

Note 6.	Other Accrued Expenses
Other accrued expenses consist of the following:

	June 30,
	2009	2008
Platform fees	$458,303	$1,275,189
Legal, professional and consulting fees	327,369	254,121
Vendors payable	281,326	189,026
Taxes payable	98,646	726,277
Subadvisory fees	39,234	716,032
Other	15,347	7,255

Other accrued expenses	$1,220,225	$3,167,900

Note 7.	Borrowings
As of June 30, 2009, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement was renewed effective February 1, 2009, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The amended credit agreement will expire on May 31, 2010, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2009, the credit facility remains unutilized by the Company.
Note 8.	Lease Commitments
The Company has operating leases for computers and equipment that expire from fiscal years 2009 through 2013. Lease expenses totaled $433,007, $372,021, and $249,233 in fiscal years 2009, 2008, and 2007, respectively. Future minimum lease payments required under these leases are as follows:

Fiscal Year	Amount
2010	$226,442
2011	109,505
2012	69,838
2013	55,357
2014	—

Total	$461,142

Note 9.	Benefit Plans
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100% of participants’ contributions up to the first 3% of compensation, and 50% of the next 2% of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $221,483, $240,347, and $148,165 for fiscal years 2009, 2008, and 2007, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the board of directors. The Company made profit sharing contributions of $0, $400,000, and $369,000 in fiscal years 2009, 2008 and 2007, respectively.
The Company has continued the program pursuant to which it offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which a majority of employees have accepted. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for the education of their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $69,575, $76,522, and $72,923 in fiscal years 2009, 2008, and 2007, respectively.
The Company has a plan, subject to a current registration statement, whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contributions up to 3% of gross salary. During fiscal years 2009, 2008, and 2007, employees purchased 27,900, 11,147, and 8,981 shares of treasury stock from the Company, respectively. Commencing in January 2007, the Company began granting shares of class A common stock to its non-employee directors on a periodic basis. Effective March 2008, the frequency of shares granted changed from 100 shares per quarter to 100 shares per month.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2009.
Note 10.	Shareholders’ Equity
The monthly dividend of $0.02 is authorized through December 2009 and will be considered for continuation at that time by the board. Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s board of directors.
During the fiscal years ended June 30, 2009, and 2008, the Company did not purchase any of its class A common stock. During fiscal year 2007, the Company purchased 29,634 shares of its class A common stock at an average price of $28.23 per share.
During the year ended June 30, 2009, the Company granted 13,800 shares of class A common stock to certain employees at a weighted average fair value on grant date of $8.69. During the year ended June 30, 2008, the Company granted 6,700 shares of class A common stock to certain employees at a weighted average fair value on grant date of $13.85. During the year ended June 30, 2007, the Company granted 2,800 shares of class A common stock to employees at a weighted average fair value on grant date of $24.94.
In March 2007, an amendment to the Articles of Incorporation was approved by the Board of Directors which, among other things, allowed shareholders of class C shares to convert to class A. During fiscal years 2009, 2008 and 2007, 2,400, 196,644 and 702,677 shares, respectively, were converted from class C to class A.
In November 1989, the board of directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. As of June 30, 2009, there were no options outstanding under the 1989 Plan.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. During the fiscal year ended June 30, 2007, three options for a total of 23,000 shares were granted with 50 percent vesting on the first and second anniversary dates. During the fiscal year ended June 30, 2008, three options for a total of 20,300 shares were granted. Of the 20,300 shares granted in fiscal 2008, 10,000 options will vest over two years, with 50 percent vesting on the first and second anniversary dates, and 10,300 options will vest over five years, with 20 percent vesting on each of the first through fifth anniversary dates. No options were granted in fiscal year 2009.
Options issued under the 1989 Plan and the 1997 Plan expire ten years after issuance. It is the Company’s policy to issue class A common stock upon exercise of stock options.
The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for options granted in fiscal 2008 and 2007, respectively: expected volatility factors based on historical volatility of 55.0% and 88.0%, risk-free interest rates of 5.0% and 4.6%, and an expected life of 10 and 10 years. No options were granted during fiscal year 2009. During fiscal 2008, options for 20,300 shares were granted with a fair value, net of tax, of $155,637. During fiscal 2007, options for 23,000 shares were granted with a fair value, net of tax, of $310,127.
Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	in Yrs	(net of tax)
Outstanding June 30, 2006	146,000	$1.47
Granted	23,000	$24.74
Canceled	—	$—
Exercised	112,000	$1.06

Outstanding June 30, 2007	57,000	$11.65
Granted	20,300	$19.30
Canceled	—	$—
Exercised	—	$—

Outstanding June 30, 2008	77,300	$13.66
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding June 30, 2009	77,300	$13.66	5.53	$515,560
As of June 30, 2009, 2008, and 2007 exercisable employee stock options totaled 64,060, 45,500, and 29,000 shares and had weighted average exercise prices of $12.49, $8.34, and $1.95 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2009, were as follows:

	Options Outstanding				Options Exercisable
				Weighted		Weighted
	Date of			Average		Average
	Option	Number	Remaining	Exercise	Number	Price Option
	Grant	Outstanding	Life in Years	Price ($)	Exercisable	($)
1997 Plan Class A	12/03/99	24,000	0.42	$0.75	24,000	$0.75
	02/24/06	10,000	6.65	$7.69	10,000	$7.69
	06/20/07	23,000	7.97	$24.74	23,000	$24.74
	10/03/07	20,000	8.26	$19.36	7,000	$19.36
	11/27/07	300	8.41	$15.59	60	$15.59

		77,300	5.53	$13.66	64,060	$12.49

Note 11. Income Taxes
The current deferred tax asset primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other than temporary impairments on available-for-sale securities.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at June 30, 2009, 2008, or 2007, respectively.
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year ended June 30,
	2009	% of Pretax	2008	% of Pretax	2007	% of Pretax
Tax expense (benefit) at statutory rate	$(1,227,586)	34.0%	$5,770,222	34.8%	$7,439,441	34.9%
Other	(145,383)	4.0%	(24,805)	(0.2%)	147,058	0.7%

Total tax expense (benefit)	$(1,372,969)	38.0%	$5,745,417	34.6%	$7,586,499	35.5%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
	2009	2008	2007
Current tax expense	$684,387	$5,758,887	$7,386,637
Deferred tax expense (benefit)	(2,057,356)	(13,470)	199,862

Total tax expense	$(1,372,969)	$5,745,417	$7,586,499

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective statutory tax rate (34.0% for 2009 and 34.0% for 2008) are as follows:

	Year ended June 30,
	2009	2008
Book/tax differences in the balance sheet
Available-for-sale securities	$883,971	$230,114
Trading securities	600,128	(249,278)
FAS 123 compensation expense	245,444	112,826
Accrued expenses	73,664	53,447
Capital loss carryover	16,886	—
Accumulated depreciation	(32,983)	(43,589)
Prepaid expenses	(186,267)	(210,899)

Net deferred tax asset (liability)	$1,600,843	$(107,379)

Note 12. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2009	2008	2007
Basic and diluted net income (loss)	$(2,237,579)	$10,836,810	$13,759,249
Weighted average number of outstanding shares
Basic	15,275,962	15,246,710	15,162,492
Effect of dilutive securities
Employee stock options	21,599	28,731	79,042

Diluted	15,297,561	15,275,441	15,241,534

Earnings per share
Basic	$(0.15)	$0.71	$0.91

Diluted	$(0.15)	$0.71	$0.90

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For year ended June 30, 2009, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss. For the years ended June 30, 2008, and 2007, employee stock options for 20,300 and 23,000 shares, respectively, were excluded from diluted EPS. The Company did not repurchase any shares of its class A common stock from employees during fiscal 2009. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

Note 13. Comprehensive Income
The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax		Net-of-Tax
	Amount	Tax Effect	Amount
June 30, 2007
Unrealized gains (losses) on available-for-sale securities	$409,050	$(139,754)	$269,296
Less: reclassification adjustment for gains included in net income	(454,388)	155,244	(299,144)

Other comprehensive income	$(45,338)	$15,490	$(29,848)

June 30, 2008
Unrealized gains (losses) on available-for-sale securities	(388,831)	132,130	(256,701)
Less: reclassification adjustment for gains included in net income	(95,617)	32,510	(63,107)

Other comprehensive income	$(484,448)	$164,640	$(319,808)

June 30, 2009
Unrealized gains (losses) on available-for-sale securities	1,026,865	(349,134)	677,731

Other comprehensive income	$1,026,865	$(349,134)	$677,731

Note 14. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Year ended June 30, 2007
Net revenues	$58,162,933	$440,704	$58,603,637

Net income before income taxes	20,919,336	426,412	21,345,748

Depreciation	244,068	—	244,068

Interest expense	425	—	425

Capital expenditures	381,467	—	381,467

Year ended June 30, 2008
Net revenues	$55,830,808	$208,439	$56,039,247

Net income before income taxes	16,394,399	187,828	16,582,227

Depreciation	284,237	—	284,237

Capital expenditures	402,733	—	402,733

Gross identifiable assets at June 30, 2008	37,337,368	8,264,630	45,601,998
Deferred tax liability			(107,379)

Consolidated total assets at June 30, 2008			$45,494,619

Year ended June 30, 2009
Net revenues (expenses)	$28,089,495	$(4,949,226)	$23,140,269

Net income (loss) before income taxes	1,350,730	(4,961,278)	(3,610,548)

Depreciation	270,334	—	270,334

Capital expenditures	1,667,133	—	1,667,133

Gross identifiable assets at June 30, 2009	28,487,208	7,065,795	35,553,003
Deferred tax asset			1,600,843

Consolidated total assets at June 30, 2009			$37,153,846

Note 15. Related Party Transactions
The Company had $25.8 million and $30.9 million at fair value invested in USGIF, USGAF, and offshore funds the Company advises included in the balance sheet in cash and cash equivalents and trading securities at June 30, 2009, and 2008, respectively. The Company recorded $309,562 in dividend income and $805,929 in unrealized losses on its investments in the funds in fiscal year 2009. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly owned subsidiaries for fees and out-of-pocket expenses, net of amounts payable to the mutual funds.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $171,008 and $538,375 for the years ended June 30, 2009, and 2008, respectively. Frank Holmes, a director and CEO of the Company, is a director of Meridian Global Gold and Resources Fund Ltd. and Meridian Fund Managers Ltd., the manager of the Meridian Global Gold and Resources Fund Ltd.

The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $92,093 and $659,632 for the years ended June 30, 2009, and 2008, respectively. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd. and Meridian Fund Managers Ltd., the manager of the fund. In addition, the Company has an investment in the fund at June 30, 2009, with an estimated fair value of approximately $636,751.
Performance fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. For more information, see Item 1A. “Risk Factors” and the section entitled “Revenue Recognition” under Critical Accounting Policies.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. (“EFC”) as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded a total of $661,262 in annual advisory fees from EFC for the year ended June 30, 2009. The Company recorded a total of $5,326,438 in advisory fees from EFC comprised of $2,706,216 in annual performance fees and $2,620,222 in monthly advisory fees for the year ended June 30, 2008. The Company recorded a total of $11,041,050 in advisory fees from EFC comprised of $8,994,074 in annual performance fees and $2,046,976 in monthly advisory fees for the year ended June 30, 2007. Mr. Holmes was Chairman of the Board of Directors of EFC from October 2005 until November 2008. In addition, the Company had an investment in EFC at June 30, 2009, with a fair value of approximately $378,000.
The Company also owns a position in Charlemagne Capital Limited at June 30, 2009, with an estimated fair value of approximately $834,000, recorded as an available-for-sale security. Charlemagne Capital (IOM) Limited, a wholly-owned subsidiary of Charlemagne Capital Limited, specializes in emerging markets and is the non-discretionary subadviser to the Eastern European Fund and Global Emerging Markets Fund, two funds in USGIF.
Note 16. Contingencies and Commitments
The Company continuously reviews all investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably.
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
The Company has certain contractual obligations which total approximately $2,618,000 for fiscal years 2010 through 2014.

Note 17. Selected Quarterly Financial Data (Unaudited)
Note that some rows may not add to the correct annual total due to rounding.

Fiscal 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$8,847	$2,826	$4,993	$6,474
Expenses	11,576	5,319	4,628	5,228
Income (loss) before taxes	(2,729)	(2,493)	365	1,246
Net income (loss)	(1,845)	(1,683)	328	962
Earnings (loss) per share:
Basic	$(0.12)	$(0.11)	$0.02	$0.06
Diluted	$(0.12)	$(0.11)	$0.02	$0.06

Fiscal 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$12,951	$13,864	$12,265	$16,959
Expenses	9,321	10,158	9,134	10,848
Income before taxes	3,630	3,706	3,135	6,111
Net income	2,409	2,465	2,123	3,841
Earnings per share:
Basic	$0.16	$0.16	$0.14	$0.25
Diluted	$0.16	$0.16	$0.14	$0.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of June 30, 2009, we have maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of June 30, 2009, has been audited by BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Their report appears on page 29.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the year ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 9B.	Other Information
     None.

     Part III of Annual Report on Form 10-K

Item 10.	Directors, Executive Officers and Corporate Governance
The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E. Holmes	54	Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served as Trustee of U.S. Global Investors Funds since August 1989 and Trustee of U.S. Global Accolade Funds from April 1993 to October 2008. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006 and Chairman of Endeavour Financial Corp. from October 2005 to November 2008. Mr. Holmes has served as Director of 71316 Ontario, Inc. since April 1987 and Director, President, and Secretary of F.E. Holmes Organization, Inc. since July 1978.
Jerold H. Rubinstein	71	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Board member and Chairman of the Audit Committee of CKR since June 2006. Chief Executive Officer and founder of Music Imaging & Media, Inc. from July 2002 to present.
Roy D. Terracina	63	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994.
Thomas F. Lydon, Jr.	49	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Member of the Advisory Board of Rydex Series Trust since January 1999.
Susan B. McGee	50	President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.
Catherine A. Rademacher	49	Chief Financial Officer of the Company since August 2004. Controller of the Company from April 2004 until August 2004.
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

Code of Ethics for Principal Executive and Senior Financial Officers
The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company’s principal executive officer and principal financial officer. This code charges these individuals with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports the Company files with the SEC, and compliance with applicable laws, rules and regulations.
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
Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis with the exception of one report for which a Form 4 relating to one transaction was not filed on behalf of Frank Holmes; however, a Form 5 was filed.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Overview
The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal 2009. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.
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
Setting Executive Compensation
The Compensation Committee of our board of directors is responsible for reviewing and approving corporate goals and objectives relevant to the CEO, Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The board appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the Compensation Committee. There are no Compensation Committee interlocks to report. The Compensation Committee has a charter that is available for review on our website at http://www.usfunds.com in the “Corporate Policies and Procedures” section.
The individuals listed below are the chief executive officer and chief financial officer, plus our other most highly compensated NEO in fiscal 2009.

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
In addition to his base salary, Mr. Holmes receives a bonus based on operational earnings, which are substantially derived from assets under management, in the amount of 10% of our operational earnings, if any, and capped at $500,000, as computed for financial reporting purposes in accordance with GAAP (before consideration of this fee).
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
Base Salary
Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal 2009 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.
Performance-Based Cash and Stock Bonuses
Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee’s annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements. Discretionary cash or stock bonuses are awarded from time to time for such things as completion of critical projects or outstanding performance. During fiscal 2009, stock bonuses totaling $24,780 were awarded to NEOs, which were distributed in fiscal 2010.
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
Stock Option Plans
In November 1989 the board of directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of our class A common stock to directors, officers and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2009, there were no grants of stock options. As of June 30, 2009, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding, and 717,000 options are available for grant.
In April 1997, the board of directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of our class A common stock to directors, officers, and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the board of directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2009, there were no grants. As of June 30, 2009, 574,300 options had been granted, 233,000 shares had been exercised, 264,000 options had expired, 77,300 options remained outstanding, and 89,700 options are available for grant.
Other Compensation and Benefits
Health, Welfare and Retirement Benefits
Health, welfare and retirement benefits are designed to provide a safety net of protection for employees in the event of illness, disability or death, and to provide employees an opportunity to accumulate retirement savings.
We offer a range of health and welfare benefits to substantially all employees, including the NEOs. These benefits include medical, dental, vision, prescription drug, short-term disability, long-term disability, group life and accidental death insurance, tuition reimbursement, and a free health club membership.
401(k) Plan
We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $16,500 in calendar year 2009. An additional “catch-up” pretax contribution of up to $5,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).
Profit Sharing
The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the board of directors. Factors that are considered by the board include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. Profit sharing contributions of $0 and $400,000 were made in fiscal years 2009 and 2008, respectively. No profit sharing contributions were made to our NEOs in fiscal 2009.

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
Employee Stock Purchase Plan
We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3% of gross salary. During fiscal years 2009, 2008, and 2007, employees purchased 27,900, 11,147, and 8,981 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.
The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.
Perquisites and Other Benefits
We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as club memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2009 in the “All Other Compensation” column.
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

Compensation of Named Executive Officers
The following table sets forth for the fiscal year ended June 30, 2009, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation		Total
Position	Year	($)	($)	($) [1]	($) [2]	($)		($)
Frank E. Holmes	2007	421,788	9,700	50,000	1,856,760	148,373		2,486,621
Chief Executive Officer	2008	421,800	9,900	50,000	1,169,863	182,822		1,834,385
Chief Investment Officer	2009	421,799	7,900	—	208,229	132,508	[3]	770,436

Catherine A. Rademacher	2007	96,003	104,940	11,300	—	31,065		243,308
Chief Financial Officer	2008	96,002	54,540	6,935	—	34,708		192,185
	2009	96,002	58,600	12,390	—	25,897	[4]	192,889

Susan B. McGee	2007	176,547	221,060	22,985	276,114	66,771		763,477
President	2008	256,893	85,200	6,935	240,365	110,202		699,595
General Counsel	2009	256,895	271,320	12,390	57,881	122,930	[5]	721,416

[1]	Stock awards consist of restricted stock in the case of Mr. Holmes and grants of stock awards for the other NEOs as indicated. During fiscal year 1999, the board of directors granted Mr. Holmes 1,000,000 pre-split shares of class C common stock to be vested, in equal parts, over a ten-year period beginning July 1, 1998. The final 200,000 shares were fully vested on June 30, 2008.

[2]	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.

[3]	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $33,250 in trustee fees, (ii) $32,233 in matched contributions, (iii) $45,698 in insurance, (iv) $9,017 in club memberships, and (v) $12,310 in miscellaneous items.

[4]	Represents amounts paid by us on behalf of Ms. Rademacher as follows: (i) $12,814 in matched contributions, (ii) $5,976 in club memberships, and (iii) $7,107 in miscellaneous items.

[5]	Represents amounts paid us on behalf of Ms. McGee as follows: (i) $17,605 in matched contributions, (ii) $72,940 in insurance, (iii) $14,396 in club memberships, and (iv) $17,989 in miscellaneous items.
The following table supplements the disclosure in the Summary Compensation Table with respect to stock awards made to the named executive officer in the last fiscal year. Columns were omitted if they were not applicable.

Grants of Plan-Based Awards
			All Other Stock	Grant Date Fair
			Awards: Number	Value of Stock and	Grant Date Fair
			of Shares of Stock	Option Awards (per	Value of Stock and
Name	Grant Date		or Units	share)	Option Awards
Frank E. Holmes	—		—	—	—
Catherine A. Rademacher	7/29/2009	[1]	1,000	$12.39	$12,390
Susan B. McGee	7/29/2009	[1]	1,000	$12.39	$12,390

[1]	These shares were granted in fiscal 2010 for services rendered in fiscal 2009.

During fiscal year 2009 there were no exercises of stock options, vesting of restricted stock or options outstanding for any of the named executive officers.
The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.
Compensation of Directors
The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the board of directors. Mr. Rubinstein serves as the chairman of the board. Commencing in January 2007, the Company began granting shares of class A common stock to its non-employee directors on a periodic basis. Effective March 2008, the frequency of shares granted changed from 100 shares per quarter to 100 shares per month. Director compensation for the fiscal year ended June 30, 2009, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned or Paid
Name	in Cash [1]	Stock Awards [2]	Total
Jerold H. Rubinstein	$87,000	$10,810	$97,810
Roy D. Terracina	$27,000	$10,810	$37,810
Thomas F. Lydon, Jr.	$24,000	$10,810	$34,810

[1]	Includes certain fees earned in fiscal 2009 but paid in fiscal 2010. The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman.

[2]	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal 2009.
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
Security Ownership of Certain Beneficial Owners
Class C Common Stock (Voting Stock)
On August 21, 2009, there were 2,081,645 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

	Class C
	Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Frank Holmes 7900 Callaghan Road San Antonio, TX 78229	2,064,560	99.18%
Class A Common Stock (Nonvoting Stock)
On August 21, 2009, there were 13,228,464 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

	Class A
	Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Kinetics Asset Management — Sleepy Hollow, NY [1]	2,476,383 [1]	18.72%
Royce & Associates, LLC — New York, NY [2]	1,847,400 [2]	13.97%
Barclays Global Investors NA — San Francisco, CA3	759,009 [3]	5.74%

[1]	Information is from Schedule 13F for the period ending June 30, 2009, filed with the SEC on July 29, 2009.

[2]	Information is from Schedule 13F for the period ending June 30, 2009, filed with the SEC on August 4, 2009.

[3]	Information is from Schedule 13F for the period ending June 30, 2009, filed with the SEC on August 12, 2009.

Security Ownership of Management
The following table sets forth, as of August 21, 2009, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
	Common Stock		Common Stock
	Number		Number of
Beneficial Owner	of Shares	%	Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.18%	230,770	1.74%
Catherine A. Rademacher, CFO	—	—	15,687	0.12%
Susan B. McGee, President, General Counsel	—	—	73,660	0.56%
Jerold H. Rubinstein, Director	—	—	2,700	0.02%
Roy D. Terracina, Director	—	—	36,700	0.28%
Thomas F. Lydon, Jr., Director	—	—	2,700	0.02%

All directors and executive officers as a group (six persons)	2,064,560	99.18%	362,217	2.74%

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	—	—	717,000
1997 Non-Qualified Stock Option Plan [2]	77,300	$13.66	89,700
Employee Stock Purchase Plan [3]	N/A	N/A	143,988

Total	77,300		950,688

[1]	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

[2]	Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

[3]	The Company has adopted a stock purchase plan to provide eligible employees of the Company an opportunity to purchase common stock of the Company. There are 150,000 authorized shares of treasury stock reserved for issuance under the plan for which a registration statement was filed. The Company contributes on behalf of each participant an amount equal to lesser of (i) the aggregate amount of the participant’s payroll deductions the purchase period, or (ii) 3% of the participant’s base compensation during the purchase period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 15 to the Consolidated Financial Statements and filed as a part of this report.

Item 14.	Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2009, and 2008, respectively, rendered by BDO Seidman, LLP.

	Fiscal year ended June 30,
	2009	2008
Audit fees [1]	$371,706	$399,280
Audit-related fees [2]	35,050	18,270
Tax fees [3]	27,400	23,861
All other fees [4]	16,936	—

Total fees	$451,092	$441,411

[1]	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

[2]	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and fees related to the audit of the Employee Stock Purchase Plan.

[3]	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.

[4]	Other Fees consists of fees related to contract review.
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
All services provided by BDO Seidman, LLP in the fiscal years ended June 30, 2009, and 2008 were pre-approved by the Audit Committee.

     Part IV of Annual Report on Form 10-K

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.	Financial Statements
The Consolidated Financial Statements including:
•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets as of June 30, 2009 and 2008

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2009

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2009

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2009

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits
3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarterly report ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817).

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076).

10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.2	Transfer Agency Agreement, dated July 31, 2008, by and between U.S. Global Investors Funds and United Shareholder Services, Inc., incorporated by reference to Post -Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.3	Administrative Services Agreement, dated October 1, 2008, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.4	Rule 12b-1 Plan, dated October 1, 2008, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.5	Distribution Agreement, dated October 1, 2008, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.6	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.7	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.8	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.9	Line of Credit Note dated June 3, 2005, between the Company and JP Morgan Chase Bank N.A., incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for fiscal year ended June 30, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.10	Amendment dated February 1, 2007, to Line of Credit Note dated June 3, 2005, by and between the Company and JP Morgan Chase Bank N.A., incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2007 (EDGAR Accession No. 0000950134-07-019889).

10.11	Amendment dated January 18, 2008, to Line of Credit Note dated June 3, 2005, by and between the Company and JP Morgan Chase Bank N.A. (EDGAR Accession No 0000950134-08-016441).

10.12	Amendment dated February 26, 2009 to Credit Agreement dated June 3, 2005, and Line of Credit Note dated February 26, 2009 by and between the Company and JP Morgan Chase Bank N.A., included herein.

10.13	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended May 9, 2005, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012469).

10.14	Registration statement for the U.S. Global Investors, Inc. 401(k) Plan, as amended January 1, 2007, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012468).

10.15	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended April 28, 2009, incorporated by reference, filed April 30, 2009 (EDGAR Accession No. 0000950134-09-008950).

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 23, 2009, included herein.

14.02	Code of Ethics, adopted June 28, 1989, and amended December 12, 2008, included herein.

21	List of Subsidiaries of the Company, included herein.

23.1	BDO Seidman, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.

Signatures
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.
	By:	/s/ Frank E. Holmes
Frank E. Holmes
Date: September 10, 2009	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer	September 10, 2009
Chief Investment Officer
Director

* /s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 10, 2009

* /s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 10, 2009

* /s/ Roy D. Terracina
Roy D. Terracina	Director	September 10, 2009

/s/ Catherine A. Rademacher		September 10, 2009
Catherine A. Rademacher	Chief Financial Officer

*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		September 10, 2009