Form 10-Q
period 2009-09-30
U S GLOBAL INVESTORS INC
filed 2009-11-05
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
On October 31, 2009, there were 13,857,903 shares of Registrant’s class A nonvoting common stock issued and 13,259,749 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,645 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 1 of 22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$20,682,172	$20,303,594
Trading securities, at fair value	5,067,845	4,511,497
Receivables
Mutual funds	2,956,646	2,629,351
Offshore clients	50,667	37,399
Income tax	395,816	1,051,288
Employees	21,482	5,434
Other	110,852	120,440
Prepaid expenses	453,966	584,214
Deferred tax asset	285,564	645,768

Total Current Assets	30,025,010	29,888,985

Net Property and Equipment	3,951,896	3,773,121

Other Assets
Deferred tax asset, long term	982,235	955,075
Investment securities available-for-sale, at fair value	2,894,500	2,536,665

Total Other Assets	3,876,735	3,491,740

Total Assets	$37,853,641	$37,153,846

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 2 of 22

	September 30,	June 30,
	2009	2009
	(UNAUDITED)
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$196,560	$137,428
Accrued compensation and related costs	1,050,352	1,168,199
Other accrued expenses	1,006,324	1,220,225

Total Current Liabilities	2,253,236	2,525,852

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,849,903 shares and 13,819,673 shares at September 30, 2009, and June 30, 2009, respectively	346,248	345,492
Common stock (class B) — $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,081,645 shares and 2,091,875 shares at September 30, 2009, and June 30, 2009, respectively	52,041	52,297
Additional paid-in-capital	14,882,720	14,628,431
Treasury stock, class A shares at cost; 599,733 and 618,920 shares at September 30, 2009, and June 30, 2009, respectively	(1,404,200)	(1,449,124)
Accumulated other comprehensive income, net of tax	547,255	352,334
Retained earnings	21,176,341	20,698,564

Total Shareholders’ Equity	35,600,405	34,627,994

Total Liabilities and Shareholders’ Equity	$37,853,641	$37,153,846

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 3 of 22

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues
Mutual fund advisory fees	$4,356,603	$8,034,306
Transfer agent fees	1,324,850	2,214,402
Distribution fees	1,195,702	—
Administrative services fees	438,935	—
Other advisory fees	102,566	653,540
Investment income (loss)	599,453	(2,068,354)
Other	10,776	13,651

	8,028,885	8,847,545

Expenses
Employee compensation and benefits	2,708,888	2,815,963
General and administrative	1,410,036	4,616,551
Platform fees	1,241,954	2,185,431
Subadvisory fees	128,664	1,737,687
Advertising	98,541	147,946
Depreciation	63,163	72,807

	5,651,246	11,576,385

Income (Loss) Before Income Taxes	2,377,639	(2,728,840)
Provision for Federal Income Taxes
Tax expense (benefit)	981,132	(883,691)

Net Income (Loss)	1,396,507	(1,845,149)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	194,921	(251,353)

Comprehensive Income (Loss)	$1,591,428	$(2,096,502)

Basic Net Income (Loss) per Share	$0.09	$(0.12)

Diluted Net Income (Loss) per Share	$0.09	$(0.12)

Basic weighted average number of common shares outstanding	15,311,570	15,258,530
Diluted weighted average number of common shares outstanding	15,318,726	15,285,155
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 4 of 23

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$1,396,507	$(1,845,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	63,163	72,807
Provision for deferred taxes	232,630	(904,440)
Stock bonuses	131,197	97,054
Stock-based compensation expense	25,021	81,458
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	308,449	4,664,142
Prepaid expenses	130,248	194,991
Trading securities	(556,348)	2,238,655
Accounts payable and accrued expenses	(272,616)	(219)

Total adjustments	61,744	6,444,448

Net Cash Provided by Operations	1,458,251	4,599,299

Cash Flows from Investing Activities
Purchase of property and equipment	(241,938)	(602,184)
Purchase of available-for-sale securities	(62,500)	(1,237,024)

Net Cash Used in Investing Activities	(304,438)	(1,839,208)

Cash Flow from Financing Activities
Issuance or exercise of stock and options	143,495	49,832
Dividends paid	(918,730)	(920,061)

Net Cash Used in Financing Activities	(775,235)	(870,229)

Net Increase in Cash and Cash Equivalents	378,578	1,889,862
Beginning Cash and Cash Equivalents	20,303,594	25,135,075

Ending Cash and Cash Equivalents	$20,682,172	$27,024,937

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 5 of 22

Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2009.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited, U.S. Global Brokerage, Inc., and U.S. Global Investors (Bermuda) Limited.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2009, are not necessarily indicative of the results to be expected for the entire year.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through December 2009, and will be reviewed by the board quarterly.
Note 3. Investments
As of September 30, 2009, the Company held investments with a market value of approximately $8.0 million and a cost basis of approximately $8.3 million. The market value of these investments is approximately 21.0 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income (loss).
Investments in securities classified as available-for-sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 6 of 22

The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2009, and June 30, 2009.

				Unrealized holding
				losses on available-for-
			Unrealized Gain	sale securities, net of
Securities	Market Value	Cost	(Loss)	tax
Trading [1]	$5,067,845	$6,276,578	$(1,208,733)	N/A
Available-for-sale [2]	2,894,500	2,065,326	829,174	$547,255

Total at September 30, 2009	$7,962,345	$8,341,904	$(379,559)

Trading [1]	$4,511,497	$6,276,578	$(1,765,081)	N/A
Available-for-sale [2]	2,536,665	2,002,826	533,839	$352,334

Total at June 30, 2009	$7,048,162	$8,279,404	$(1,231,242)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended September 30, 2009, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Three Months Ended September 30,
Investment Income (Loss)	2009	2008
Unrealized gains (losses) on trading securities	$556,348	$(2,239,756)
Realized foreign currency gains (losses)	2,965	(1,803)
Dividend and interest income	40,140	173,205

Total Investment Income (Loss)	$599,453	$(2,068,354)

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 7 of 22

Note 4. Fair Value Disclosures
In ASC 820 Fair Value Measurement and Disclosures (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements) the Financial Accounting Standards Board (“FASB”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.
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
For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not actively traded, it is valued based on the last bid and/or ask quotation. Securities that are not traded on an exchange or market are generally valued at cost, monitored by management and fair value adjusted as considered necessary. The Company values the mutual funds and offshore funds at net asset value.
The following table presents fair value measurements, as of September 30, 2009, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
			Significant
		Significant	Unobservable
	Quoted Prices	Other Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Common stock	$151	$87	$—	$238
Mutual funds	3,917	—	—	3,917
Offshore fund	—	913	—	913

Total trading securities	4,068	1,000	—	5,068

Available-for-sale securities
Common stock	1,392	212	—	1,604
Mutual funds	1,290	—	—	1,290

Total available-for-sale securities	2,682	212	—	2,894

Total Investments	$6,750	$1,212	$—	$7,962

Approximately 85 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market and the remaining 15 percent are Level 2 inputs including an investment in an offshore fund.

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 8 of 22

U.S. Global held investments in two securities with a value of zero that were measured at fair value using significant unobservable inputs (Level 3) at September 30, 2009. There were no realized or unrealized gains or losses or transactions in these securities or any transfers in or out of Level 3 during the three-month period ended September 30, 2009.
Note 5. Investment Management, Transfer Agent and Other Fees
The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF”) and receives a fee based on a specified percentage of net assets under management. Two of the funds within USGIF (Eastern European Fund and Global Emerging Markets Fund) were actively managed by a third-party adviser, Charlemagne Capital (IOM) Limited (“Charlemagne”), through November 6, 2008. Effective November 7, 2008, the Company assumed the day-to-day management of both funds. The subadvisory agreements with Charlemagne were amended, effective November 7, 2008, to reflect reduced subadvisory fees in light of restructured responsibilities.
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
Investment advisory fees for the USGIF funds totaled $4,356,603 and $8,034,306 for the three months ended September 30, 2009, and September 30, 2008, respectively. Transfer agency fees totaled $1,324,850 and $2,214,402 for the three months ended September 30, 2009, and September 30, 2008, respectively.
A special meeting of shareholders of USGIF and U.S. Global Accolade Funds (“USGAF”) was held on September 23, 2008, to consider several proposals. The proposals were approved effective October 1, 2008, and included (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the USGIF funds, (iii) a new distribution plan for the nine equity USGIF funds under which U.S. Global Brokerage, Inc. is paid a fee at an annual rate of 0.25 percent of the average daily net assets of each fund and (iv) a new administrative services agreement for the USGIF funds. With respect to four equity funds, the new advisory agreement increased the base advisory fee and changed the advisory fee breakpoints. In addition, administrative services that were part of the previous advisory agreement were removed and became the subject of a separate agreement. Under the new administrative services agreement, the USGIF funds no longer reimburse the Company for certain legal and administrative services, but instead pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each fund for administrative services provided by the Company to USGIF. A full discussion of the proposals is set forth in proxy materials filed with the SEC by USGIF and USGAF. The Company incurred a total of $3.7 million in merger-related costs, of which $3.5 million was recorded in the first quarter of fiscal 2009.
The new advisory agreement for the nine equity USGIF funds provides for a base advisory fee that, beginning in October 2009, will be adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior 12 months.
Prior to October 1, 2008, the Company voluntarily waived or reduced its advisory fees and/or agreed to pay expenses on seven of thirteen funds. Effective October 1, 2008, the Company contractually agreed to cap the expenses of all thirteen funds through September 30, 2009. Thereafter, these caps will continue on a modified and voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for the three months ended September 30, 2009, and September 30, 2008, were $1,211,968 and $394,822, respectively.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective Fund’s yield at a certain level as determined by the Company (Minimum Yield). For the three months ended September 30, 2009, and September 30, 2008, fees waived and/or expenses reimbursed to maintain positive or zero net yields in the two money market funds totaled $310,837 and $0, respectively. The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the Fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the Fund’s yield to fall below the Minimum Yield. Thus, $170,642 of these waivers are recoverable by the Company through December 31, 2011 and $693,613 through December 31, 2012. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes; however, increases in fee waivers could be significant and could negatively impact the Company’s revenues and net income. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company’s commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of Fund expenses it is bearing.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 9 of 22

a predetermined percentage return on equity. The Company recorded fees related to the Endeavour Financial Corp. contract totaling $0 and $554,480 for the three months ended September 30, 2009, and September 30, 2008, respectively.
The Company continues to provide advisory services for two offshore clients and receives a monthly advisory fee based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $102,566 and $99,060 for the three months ended September 30, 2009, and September 30, 2008, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at September 30, 2009, and June 30, 2009, are invested in USGIF money market funds.
Note 6. Borrowings
As of September 30, 2009, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of September 30, 2009, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2009, and September 30, 2008, respectively, was $25,021 and $81,458. As of September 30, 2009, and September 30, 2008, respectively, there was approximately $87,259 and $356,654 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about the Company’s stock option plans for the three months ended September 30, 2009.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	77,300	$13.66
Granted	—	—
Exercised	(20,000)	0.75
Forfeited	—	—

Options outstanding, end of period	57,300	$18.16

Options exercisable, end of period	44,060	$17.83

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 10 of 22

Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$1,396,507	$(1,845,149)

Weighted average number of outstanding shares
Basic	15,311,570	15,258,530

Effect of dilutive securities
Employee stock options	7,156	26,625

Diluted	15,318,726	15,285,155

Earnings (loss) per share
Basic	$0.09	$(0.12)
Diluted	$0.09	$(0.12)
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the quarter ended September 30, 2009, 43,300 options were excluded from diluted EPS. For the three months ending September 30, 2008, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended September 30, 2009. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
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
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at September 30, 2009, or June 30, 2009.

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 11 of 22

Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended September 30, 2009
Net revenues	$7,469,574	$559,311	$8,028,885

Net income before income taxes	1,823,684	553,955	2,377,639

Depreciation	63,163	—	63,163

Capital expenditures	241,938	—	241,938

Gross identifiable assets at September 30, 2009	28,608,229	7,977,613	36,585,842
Deferred tax asset			1,267,799

Consolidated total assets at September 30, 2009			$37,853,641

Three months ended September 30, 2008
Net revenues	$11,083,718	$(2,236,173)	$8,847,545

Net income before income taxes	(492,576)	(2,236,264)	(2,728,840)

Depreciation	72,807	—	72,807

Capital expenditures	602,184	—	602,184

Note 11. Contingencies and Commitments
The Company continuously reviews all investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimatable.
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
Note 12. Subsequent Events
The Company has evaluated subsequent events through November 5, 2009, the date of issuance of these financial statements, as required by ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events).

U.S. Global Investors, Inc.
September 30, 2009, Quarterly Report on Form 10-Q	Page 12 of 22

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
Recent Trends and Continuing Disruptions in Worldwide Financial Markets
Due to the consequences of the meltdown in the subprime mortgage market beginning in 2007, the worldwide financial markets have encountered intense volatility due to uncertainty and disruption within the credit markets. This disruption continued into 2008 and 2009 causing global equities to decline worldwide. The Company’s investment advisory fees and operating revenue primarily depend on the value of our assets under management (“AUM”), and continued global market fluctuations impact the funds’ asset levels, thereby affecting income and results of operations.
This global strain resulted in a seizing of the international credit markets resulting in unprecedented worldwide governmental actions. For instance, on September 7, 2008, the U.S. Government moved to guarantee the outstanding debt of Fannie Mae and Freddie Mac. On September 19, 2008, the U.S. Treasury Department announced a temporary guarantee program for publicly available money market funds which elected to participate in the program.
Furthermore, on October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008, which authorized the Treasury Secretary to create the Troubled Assets Relief Program and authorize the purchase of up to $700 billion of troubled assets. Despite these aggressive governmental programs and actions, the global financial markets continue to remain extremely volatile.
What began as a sub-prime mortgage default concern has swelled to practically every aspect of the global financial market. The equity markets suffered from a pullback in consumer spending, which led to weak performance in the global markets, increased unemployment, and significant declines in the values of assets owned by financial institutions. This worldwide disruption has spread to tangential areas including currencies and commodities, which directly impact the Company and the assets it manages.
Although there have been signs of improving credit and market conditions, continued fluctuations may have a negative impact on the Company’s revenues and net income. This unsettled financial environment has had an impact on the Company’s assets under management. Average total assets under management for the three-month period ending September 30, 2009, were $2.361 billion versus $4.474 billion for the three-month period ending September 30, 2008. Average total assets under management for the year ending June 30, 2009, were $2.533 billion versus $5.436 billion for the year ending June 30, 2008.
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
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the adviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a

U.S. Global Investors, Inc. September 30, 2009, Quarterly Report on Form 10-Q	Page 13 of 22

predetermined percentage return on equity. The Company recorded fees totaling $0 and $554,480 for the three months ended September 30, 2009, and September 30, 2008, respectively.
The Company continues to provide advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $102,566 and $99,060 for the three months ended September 30, 2009, and September 30, 2008, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
At September 30, 2009, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $2.529 billion versus $3.330 billion at September 30, 2008. During the three months ended September 30, 2009, average assets under management were $2.361 billion versus $4.474 billion for the same period ended September 30, 2008. This decrease was primarily due to a decrease in the natural resources and foreign equity funds under management. Total assets under management at June 30, 2009, were $2.222 billion versus $2.529 billion at September 30, 2009.
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
As of September 30, 2009, the Company held investments with a market value of approximately $8.0 million and a cost basis of approximately $8.3 million. The market value of these investments is approximately 21.0 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Three Months Ended September 30,
Investment Income (Loss)	2009	2008
Unrealized gains (losses) on trading securities	$556,348	$(2,239,756)
Realized foreign currency gains (losses)	2,965	(1,803)
Dividend and interest income	40,140	173,205

Total Investment Income (Loss)	$599,453	$(2,068,354)

U.S. Global Investors, Inc. September 30, 2009, Quarterly Report on Form 10-Q	Page 14 of 22

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
The Company posted net after-tax income of $1,396,507 ($0.09 income per share) for the three months ended September 30, 2009, compared with a net after-tax loss of $1,845,149 ($0.12 loss per share) for the three months ended September 30, 2008.
Revenues
Total consolidated revenues for the three months ended September 30, 2009, decreased $818,660, or 9.3 percent, compared with the three months ended September 30, 2008. This decrease was primarily attributable to the following:
•	Investment advisory fees decreased by approximately $4,229,000 primarily as a result of decreased assets under management in the natural resources and international equity funds;

•	Transfer agent fees decreased by approximately $890,000 primarily due to a decline in the number of accounts and transactions in USGIF;

•	This decrease in revenue was somewhat offset by an increase in investment income of $2,668,000, primarily as a result in increases in the market value of trading securities; and

•	An increase in distribution and administrative fees of $1,635,000 related to the new distribution and advisory agreements that became effective beginning October 1, 2008.
Expenses
Total consolidated expenses for the three months ended September 30, 2009, decreased $5,925,139, or 51.2 percent, compared with the three months ended September 30, 2008. This was largely attributable to the following:
•	General and administrative expenses declined by $3,207,000 primarily due to proxy-related costs associated with the merger of the USGIF and USGAF trusts included in prior year costs;

•	Subadvisory fees decreased by $1,609,000 due to decreased assets in the funds being subadvised and changes in the subadvisory contracts discussed in Note 5; and

•	Platform fees decreased by $943,000 due to decreased assets under management.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2009, the Company had net working capital (current assets minus current liabilities) of approximately $27.8 million and a current ratio (current assets divided by current liabilities) of 13.3 to 1. With approximately $20.7 million in cash and cash equivalents and approximately $8.0 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $35.6 million, with cash, cash equivalents, and marketable securities comprising 75.7 percent of total assets.
As of September 30, 2009, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of September 30, 2009, this credit facility remained unutilized by the Company.
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
The investment advisory and related contracts between the Company and USGIF were renewed effective October 1, 2009. The Company provides advisory services to two offshore clients for which the Company receives a monthly advisory fee and a quarterly performance fee, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

U.S. Global Investors, Inc. September 30, 2009, Quarterly Report on Form 10-Q	Page 15 of 22

RECENT ACCOUNTING PRONOUNCEMENTS
The Company is subject to extensive and often complex and frequently changing governmental regulation and accounting oversight. Moreover, financial reporting requirements, such as those listed below, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused considerable attention and resources on meeting these reporting requirements, interpretations by regulatory or accounting agencies that differ from those of the Company could negatively impact financial results.
Effective for interim and annual periods ending after June 15, 2009, the FASB established general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued as noted in ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events). In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 5, 2009.
In June 2009, the FASB removed the concept of a qualifying special-purpose entity and removed the exception from applying in consolidation of variable interest entities to qualifying special-purpose entities in ASC 860 Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). This standard is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management is in the process of determining the effect the adoption of this standard will have on the Company’s Consolidated Financial Statements.
Effective for both interim and annual periods as of the beginning of each reporting entity’s first annual report period beginning after November 15, 2009, enterprises are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, in accordance with ASC 810 Consolidation (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). Management is in the process of determining the effect the adoption of this standard will have on the Company’s Consolidated Financial Statements.
In June 2009, the FASB established the Codification as the source of authoritative GAAP recognized by the FASB, to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Codification did not have a material affect our financial position or results of operations. Commencing with the Form 10-Q for the September 30, 2009 quarter end, future filings with the SEC will reference the Codification rather than prior accounting and reporting standards.
CRITICAL ACCOUNTING POLICIES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2009.

U.S. Global Investors, Inc. September 30, 2009, Quarterly Report on Form 10-Q	Page 16 of 22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s balance sheet includes assets whose fair value is subject to market risks. Due to the Company’s investments in equity securities (foreign and domestic), equity price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value.
Global financial markets continue to experience unprecedented volatility, and unpredictable business conditions remain foreseeable for the future. These market conditions have produced substantial reductions in the Company’s assets under management, which directly impact the Company’s revenues and net income. Continued market volatility and disruptions in the global financial markets could substantially impact the Company.
The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to investment advisory clients. Written procedures are also in place to manage compliance with the code of ethics.
The table below summarizes the Company’s equity price risks as of September 30, 2009, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair
	Fair Value at	Hypothetical	Value After	Increase (Decrease)
	September 30,	Percentage	Hypothetical	in Shareholders’
	2009	Change	Price Change	Equity, Net of Tax
Trading securities [1]	$5,067,845	25% increase	$6,334,806	$836,194
		25% decrease	$3,800,884	$(836,194)
Available-for-sale [2]	$2,894,500	25% increase	$3,618,125	$477,593
		25% decrease	$2,170,875	$(477,593)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc. September 30, 2009, Quarterly Report on Form 10-Q	Page 17 of 22

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2009. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. EXHIBITS
1. Exhibits –
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc. September 30, 2009, Quarterly Report on Form 10-Q	Page 18 of 22

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: November 5, 2009	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: November 5, 2009	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer