Form 10-Q
period 2009-12-31
U S GLOBAL INVESTORS INC
filed 2010-02-04
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2009
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
YES ☐                                                                                                   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                                                                                                   NO ☑
On January 30, 2010, there were 13,861,963 shares of Registrant’s class A nonvoting common stock issued and 13,275,933 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,585 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 1 of 23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31,	June 30,
Assets	2009	2009
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$21,832,469	$20,303,594
Trading securities, at fair value	5,068,680	4,511,497
Receivables
Mutual funds	3,479,127	2,629,351
Offshore clients	38,805	37,399
Income tax	—	1,051,288
Employees	13,547	5,434
Other	105,431	120,440
Prepaid expenses	793,163	584,214
Deferred tax asset	56,369	645,768

Total Current Assets	31,387,591	29,888,985

Net Property and Equipment	4,025,857	3,773,121

Other Assets
Deferred tax asset, long term	969,871	955,075
Investment securities available-for-sale, at fair value	3,068,500	2,536,665

Total Other Assets	4,038,371	3,491,740

Total Assets	$39,451,819	$37,153,846

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 2 of 23

	December 31,	June 30,
Liabilities and Shareholders’ Equity	2009	2009
	(UNAUDITED)
Current Liabilities
Accounts payable	$38,130	$137,428
Accrued compensation and related costs	1,604,878	1,168,199
Other accrued expenses	1,400,572	1,220,225

Total Current Liabilities	3,043,580	2,525,852

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,861,963 shares and 13,819,673 shares at December 31, 2009, and June 30, 2009, respectively	346,549	345,492
Common stock (class B) — $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Common stock (class C) — $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,585 shares and 2,091,875 shares at December 31, 2009, and June 30, 2009, respectively	51,840	52,297
Additional paid-in-capital	15,002,252	14,628,431
Treasury stock, class A shares at cost; 590,590 and 618,920 shares at December 31, 2009, and June 30, 2009, respectively	(1,382,793)	(1,449,124)
Accumulated other comprehensive income, net of tax	626,187	352,334
Retained earnings	21,764,204	20,698,564

Total Shareholders’ Equity	36,408,239	34,627,994

Total Liabilities and Shareholders’ Equity	$39,451,819	$37,153,846

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 3 of 23

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2009	2008	2009	2008
Revenues
Mutual fund advisory fees	$9,639,067	$10,982,654	$5,282,464	$2,948,348
Transfer agent fees	2,780,472	3,544,263	1,455,622	1,329,861
Distribution fees	2,587,286	966,893	1,391,584	966,893
Administrative services fees	931,210	417,567	492,275	417,567
Other advisory fees	198,181	802,540	95,615	149,000
Investment income (loss)	896,194	(5,061,024)	296,741	(2,992,670)
Other	25,080	20,608	14,304	6,957

	17,057,490	11,673,501	9,028,605	2,825,956

Expenses
Employee compensation and benefits	5,966,786	5,129,140	3,257,898	2,313,177
General and administrative	2,879,928	6,144,093	1,469,892	1,527,542
Platform fees	2,668,115	3,017,327	1,426,161	831,896
Subadvisory fees	279,989	2,220,585	151,325	482,898
Advertising	412,728	237,242	314,187	89,296
Depreciation	163,252	146,772	100,089	73,965

	12,370,798	16,895,159	6,719,552	5,318,774

Income (Loss) Before Income Taxes	4,686,692	(5,221,658)	2,309,053	(2,492,818)
Provision for Federal Income Taxes
Tax expense (benefit)	1,782,133	(1,693,349)	801,001	(809,658)

Net Income (Loss)	2,904,559	(3,528,309)	1,508,052	(1,683,160)
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities arising during period	273,853	325,451	78,932	576,804

Comprehensive Income (Loss)	$3,178,412	$(3,202,858)	$1,586,984	$(1,106,356)

Basic Net Income (Loss) per Share	$0.19	$(0.23)	$0.10	$(0.11)

Diluted Net Income (Loss) per Share	$0.19	$(0.23)	$0.10	$(0.11)

Basic weighted average number of common shares outstanding	15,324,269	15,261,582	15,336,967	15,264,634
Diluted weighted average number of common shares outstanding	15,327,924	15,285,343	15,340,847	15,285,459
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 4 of 23

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$2,904,559	$(3,528,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	163,252	146,772
Net recognized loss on sale of fixed assets	—	2,075
Net recognized loss on securities	58,576	2,456,618
Provision for deferred taxes	433,527	(1,731,019)
Stock bonuses	196,558	103,219
Stock-based compensation expense	34,477	162,917
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	207,002	4,503,587
Prepaid expenses	(208,949)	(139,710)
Trading securities	(615,780)	2,835,546
Accounts payable and accrued expenses	517,728	(3,560,311)

Total adjustments	786,391	4,779,694

Net Cash Provided by Operations	3,690,950	1,251,385

Cash Flows from Investing Activities
Purchase of property and equipment	(415,988)	(1,177,505)
Purchase of available-for-sale securities	(116,906)	(1,237,024)
Proceeds on sale of available-for-sale securities	22	—

Net Cash Used in Investing Activities	(532,872)	(2,414,529)

Cash Flow from Financing Activities
Issuance or exercise of stock and options	209,716	102,722
Dividends paid	(1,838,919)	(1,839,188)

Net Cash Used in Financing Activities	(1,629,203)	(1,736,466)

Net Increase (Decrease) in Cash and Cash Equivalents	1,528,875	(2,899,610)
Beginning Cash and Cash Equivalents	20,303,594	25,135,075

Ending Cash and Cash Equivalents	$21,832,469	$22,235,465

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 5 of 23

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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2009, are not necessarily indicative of the results to be expected for the entire year.
The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through March 2010, and will be reviewed by the board quarterly.
Note 3. Investments
As of December 31, 2009, the Company held investments with a market value of approximately $8.137 million and a cost basis of approximately $8.083 million. The market value of these investments is approximately 20.6 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
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

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 6 of 23

The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2009, and June 30, 2009.

				Unrealized holding
				losses on available-for-
			Unrealized Gain	sale securities, net of
Securities	Market Value	Cost	(Loss)	tax
Trading[1]	$5,068,680	$5,963,272	$(894,592)	N/A
Available-for-sale[2]	3,068,500	2,119,732	948,768	$626,187

Total at December 31, 2009	$8,137,180	$8,083,004	$54,176

Trading[1]	$4,511,497	$6,276,578	$(1,765,081)	N/A
Available-for-sale[2]	2,536,665	2,002,826	533,839	$352,334

Total at June 30, 2009	$7,048,162	$8,279,404	$(1,231,242)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the six months ended December 31, 2009, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Six Months Ended December 31,
Investment Income (Loss)	2009	2008
Realized losses on sales of trading securities	$(58,598)	$—
Realized gain on sales of available-for-sale securities	22	—
Unrealized gains (losses) on trading securities	870,489	(2,836,646)
Realized foreign currency gains (losses)	3,112	(48,795)
Other-than-temporary declines in available-for-sale securities	—	(2,456,618)
Dividend and interest income	81,169	281,035

Total Investment Income (Loss)	$896,194	$(5,061,024)

	Three Months Ended December 31,
Investment Income (Loss)	2009	2008
Realized losses on sales of trading securities	$(58,598)	$—
Realized gain on sales of available-for-sale securities	22	—
Unrealized gains (losses) on trading securities	314,141	(596,890)
Realized foreign currency gains (losses)	147	(46,992)
Other-than-temporary declines in available-for-sale securities	—	(2,456,618)
Dividend and interest income	41,029	107,830

Total Investment Income (Loss)	$296,741	$(2,992,670)

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 7 of 23

Note 4. Fair Value Disclosures
In Accounting Standards Codification (ASC) 820 Fair Value Measurement and Disclosures (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements) the Financial Accounting Standards Board (“FASB”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Level 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.
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
The following table presents fair value measurements, as of December 31, 2009, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
			Significant
	Quoted	Significant	Unobservable
	Prices	Other Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Common stock	$164	$17	$—	$181
Mutual funds	3,934	—	—	3,934
Offshore fund	—	954	—	954

Total trading securities	4,098	971	—	5,069

Available-for-sale securities
Common stock	1,552	212	—	1,764
Mutual funds	1,304	—	—	1,304

Total available-for-sale securities	2,856	212	—	3,068

Total Investments	$6,954	$1,183	$—	$8,137

Approximately 85 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market and the remaining 15 percent are Level 2 inputs, including an investment in an offshore fund.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 8 of 23

U.S. Global held investments in three securities with a value of zero that were measured at fair value using significant unobservable inputs (Level 3) at December 31, 2009. There were no realized or unrealized gains or losses or transactions in these securities or any transfers in or out of Level 3 during the three-and six-month period ended December 31, 2009.
The Company has an investment in an offshore fund with a fair value of approximately $954,000 that invests in companies in the energy and natural resource sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days.
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
USSI also serves as transfer agent to USGIF and receives fees based on the number of shareholder accounts as well as transaction-and activity-based fees. Additionally, the Company receives certain miscellaneous fees directly from USGIF shareholders. Fees for providing investment management, administrative, distribution and transfer agent services to USGIF continue to be the Company’s primary revenue source.
Investment advisory fees for the USGIF funds totaled $9,639,067 and $10,982,654 for the six months ended December 31, 2009, and December 31, 2008, respectively. Transfer agency fees totaled $2,780,472 and $3,544,263 for the six months ended December 31, 2009, and December 31, 2008, respectively.
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
The new advisory agreement for the nine equity USGIF funds that went into effect October 1, 2008, provides for base advisory fees that, beginning in October 2009, were adjusted upwards or downwards by 0.25 percent if there was a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior 12 months. For the quarter ended December 31, 2009, base advisory fees were adjusted downwards by $397,093.
Prior to October 1, 2008, the Company contractually waived or reduced its advisory fees and/or agreed to pay expenses on seven of thirteen funds. Effective October 1, 2008, the Company contractually agreed to cap the expenses of all thirteen funds through September 30, 2009. Thereafter, these caps will continue on a modified and voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for the six months ended December 31, 2009, and December 31, 2008, were $1,879,199 and $2,214,127, respectively.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). For the six months ended December 31, 2009, and December 31, 2008, fees waived and/or expenses reimbursed to maintain positive or zero net yields in the two money market funds totaled $665,204 and $170,642, respectively. The Company may recapture any fees waived and/or expenses reimbursed to support the Minimum Yield within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the fund’s yield to fall below the Minimum Yield. Thus, $170,642 of these waivers are recoverable by the Company through December 31, 2011 and $1,047,980 through December 31, 2012. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes; however, increases in fee waivers could be significant and could negatively impact the Company’s revenues and net income. The Company expects to continue to waive fees and/or pay for fund expenses if market and economic conditions warrant. However, subject to the Company’s commitment to certain funds with respect to fee waivers and expense limitations, the Company may reduce the amount of fund

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 9 of 23

expenses it is bearing.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the adviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded fees related to the Endeavour Financial Corp. contract totaling $0 and $661,262 for the six months ended December 31, 2009, and December 31, 2008, respectively.
The Company continues to provide advisory services for two offshore clients and receives a monthly advisory fee based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $198,181 and $141,278 for the six months ended December 31, 2009, and December 31, 2008, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at December 31, 2009, and June 30, 2009, is invested in USGIF money market funds.
Note 6. Borrowings
As of December 31, 2009, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2009, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the six months ended December 31, 2009, and December 31, 2008, respectively, was $34,478 and $162,917. As of December 31, 2009, and December 31, 2008, respectively, there was approximately $95,283 and $275,197 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about the Company’s stock option plans for the six months ended December 31, 2009.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, beginning of year	77,300	$13.66
Granted	2,000	12.31
Exercised	(24,000)	0.75
Forfeited	—	—

Options outstanding, end of period	55,300	$19.21

Options exercisable, end of period	47,120	$19.50

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 10 of 23

Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted EPS:

	Six Month Ended December 31,
	2009	2008
Net income (loss)	$2,904,559	$(3,528,309)

Weighted average number of outstanding shares
Basic	15,324,269	15,261,582

Effect of dilutive securities
Employee stock options	3,655	23,761

Diluted	15,327,924	15,285,343

Earnings (loss) per share
Basic	$0.19	$(0.23)
Diluted	$0.19	$(0.23)

	Three Months Ended December,
	2009	2008
Net income (loss)	$1,508,052	$(1,683,160)

Weighted average number of outstanding shares
Basic	15,336,967	15,264,634

Effect of dilutive securities
Employee stock options	3,880	20,825

Diluted	15,340,847	15,285,459

Earnings (loss) per share
Basic	$0.10	$(0.11)
Diluted	$0.10	$(0.11)
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2009, 45,300 options were excluded from diluted EPS. For the three and six months ending December 31, 2008, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended December 31, 2009. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
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
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at December 31, 2009, or June 30, 2009.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 11 of 23

Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Six months ended December 31, 2009
Net revenues	$16,242,467	$815,023	$17,057,490

Net income before income taxes	3,879,201	807,491	4,686,692

Depreciation	163,252	—	163,252

Capital expenditures	415,988	—	415,988

Gross identifiable assets at December 31, 2009	30,273,103	8,152,476	38,425,579
Deferred tax asset			1,026,240

Consolidated total assets at December 31, 2009			$39,451,819

Six months ended December 31, 2008
Net revenues	$16,986,908	$(5,313,407)	$11,673,501

Net income before income taxes	94,593	(5,316,251)	(5,221,658)

Depreciation	146,772	—	146,772

Capital expenditures	1,177,505	—	1,177,505

Three months ended December 31, 2009
Net revenues	$8,772,892	$255,713	$9,028,605

Net income before income taxes	2,055,516	253,537	2,309,053

Depreciation	100,089	—	100,089

Capital expenditures	174,050	—	174,050

Three months ended December 31, 2008
Net revenues	$5,903,190	$(3,077,234)	$2,825,956

Net income before income taxes	587,169	(3,079,987)	(2,492,818)

Depreciation	73,965	—	73,965

Capital expenditures	575,321	—	575,321

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
Note 12. Subsequent Events
The Company has evaluated subsequent events through February 4, 2010, the date of issuance of these financial statements, as required by ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events).

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 12 of 23

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
Although there have been signs of improving credit and market conditions, continued fluctuations may have a negative impact on the Company’s revenues and net income. This unsettled financial environment has had an impact on the Company’s assets under management. Average total assets under management for the year ending June 30, 2009, were $2.533 billion versus $5.437 billion for the year ending June 30, 2008, although average total assets under management for the three-month period ending December 31, 2009, climbed back to $2.657 billion versus $2.119 billion for the three-month period ending December 31, 2008.
Since January 1, 2009, the Dow Jones Industrial Average is up 18 percent and the Standard & Poor’s 500 Index increased 23 percent through December 31, 2009. Even with these market improvements, the economic outlook remains uncertain and the Company anticipates continued volatility in the financial markets.
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

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 13 of 23

On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the adviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded fees totaling $0 and $661,262 for the six months ended December 31, 2009, and December 31, 2008, respectively.
The Company continues to provide advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $198,181 and $141,278 for the six months ended December 31, 2009, and December 31, 2008, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
At December 31, 2009, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $2.669 billion versus $1.981 billion at December 31, 2008. During the six months ended December 31, 2009, average assets under management were $2.509 billion versus $3.105 billion for the same period ended December 31, 2008. This increase was primarily due to an increase in the natural resources and foreign equity funds under management. Total assets under management at June 30, 2009, were $2.222 billion versus $2.669 billion at December 31, 2009.
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
As of December 31, 2009, the Company held investments with a market value of approximately $8.137 million and a cost basis of approximately $8.083 million. The market value of these investments is approximately 20.6 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Six Months Ended December 31,
Investment Income (Loss)	2009	2008
Realized losses on sales of trading securities	$(58,598)	$—
Realized gain on sales of available-for-sale securities	22	—
Unrealized gains (losses) on trading securities	870,489	(2,836,646)
Realized foreign currency gains (losses)	3,112	(48,795)
Other-than-temporary declines in available-for-sale securities	—	(2,456,618)
Dividend and interest income	81,169	281,035

Total Investment Income (Loss)	$896,194	$(5,061,024)

	Three Months Ended December 31,
Investment Income (Loss)	2009	2008
Realized losses on sales of trading securities	$(58,598)	$—
Realized gain on sales of available-for-sale securities	22	—
Unrealized gains (losses) on trading securities	314,141	(596,890)
Realized foreign currency gains (losses)	147	(46,992)
Other-than-temporary declines in available-for-sale securities	—	(2,456,618)
Dividend and interest income	41,029	107,830

Total Investment Income (Loss)	$296,741	$(2,992,670)

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 14 of 23

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2009, AND 2008
The Company posted net after-tax income of $1,508,052 ($0.10 income per share) for the three months ended December 31, 2009, compared with a net after-tax loss of $1,683,160 ($0.11 loss per share) for the three months ended December 31, 2008.
Revenues
Total consolidated revenues for the three months ended December 31, 2009, increased $6,202,649, or 219 percent, compared with the three months ended December 31, 2008. This increase was primarily attributable to the following:
•	Investment income increased by $3,289,000, primarily as a result of a rebound from declines in the market value of trading securities as well as other-than-temporary impairments in the comparable quarter;

•	Investment advisory fees increased by approximately $2,281,000 primarily as a result of increased assets under management in the natural resources and international equity funds; and

•	Distribution and administrative fees increased by $499,000 due to increased assets under management.
Expenses
Total consolidated expenses for the three months ended December 31, 2009, increased $1,400,778, or 26 percent, compared with the three months ended December 31, 2008. This was largely attributable to the following:
•	Employee compensation and benefits increased by $945,000 primarily as a result of higher performance-based bonuses;

•	Platform fees increased by $594,000 as a result of increased assets under management; and

•	Advertising fees increased $225,000 as a result of increased marketing activity.
RESULTS OF OPERATIONS — SIX MONTHS ENDED DECEMBER 31, 2009, AND 2008
The Company posted net after-tax income of $2,904,559 ($0.19 income per share) for the six months ended December 31, 2009, compared with a net after-tax loss of $3,528,309 ($0.23 loss per share) for the six months ended December 31, 2008.
Revenues
Total consolidated revenues for the six months ended December 31, 2009, increased $5,383,989, or 46 percent, compared with the six months ended December 31, 2008. This increase was primarily attributable to the following:
•	Investment income increased by $5,957,000 primarily as a result of a rebound from declines in the market value of trading securities as well as other-than-temporary impairments in the comparable period;

•	Distribution and administrative fees increased by $2,134,000. Prior year comparative figures include three months of fees, whereas current year numbers include six months; and

•	Offsetting these increases were a decline in investment advisory fees of $1,948,000 as a result of lower average assets in the first quarter and a decline in transfer agent fees of $764,000 primarily due to a decline in the number of accounts and transactions in USGIF.
Expenses
Total consolidated expenses for the six months ended December 31, 2009, decreased $4,524,361, or 27 percent, compared with the six months ended December 31, 2008. This was largely attributable to the following:
•	General and administrative expenses declined by $3,264,000 primarily due to prior period proxy-related costs associated with the merger of the USGIF and USGAF trusts;

•	Subadvisory fees decreased by $1,941,000 due to a prior period change in the subadvisory contract; and

•	Advertising fees increased $175,000 as a result of increased marketing activity.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 15 of 23

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2009, the Company had net working capital (current assets minus current liabilities) of approximately $28.3 million and a current ratio (current assets divided by current liabilities) of 10.3 to 1. With approximately $21.8 million in cash and cash equivalents and $8.1 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $36.4 million, with cash, cash equivalents, and marketable securities comprising 76 percent of total assets.
As of December 31, 2009, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2009, this credit facility remained unutilized by the Company.
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
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 16 of 23

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
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 reconciliation disclosures, the guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009. The new disclosures for Level 3 activity are effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010. Management is in the process of determining the effect the adoption of this standard will have on the Company’s Consolidated Financial Statement disclosures.
CRITICAL ACCOUNTING POLICIES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2009.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 17 of 23

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
The table below summarizes the Company’s equity price risks as of December 31, 2009, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair
	Fair Value at	Hypothetical	Value After	Increase (Decrease)
	December 31,	Percentage	Hypothetical	in Shareholders’
	2009	Change	Price Change	Equity, Net of Tax
Trading securities [1]	$5,068,680	25% increase	$6,335,850	$836,332
		25% decrease	$3,801,510	$(836,332)

Available-for-sale [2]	$3,068,500	25% increase	$3,835,625	$506,303
		25% decrease	$2,301,375	$(506,303)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009, was conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 18 of 23

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2009. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. EXHIBITS
1. Exhibits —

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
December 31, 2009, Quarterly Report on Form 10-Q	Page 19 of 23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: February 4, 2010	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: February 4, 2010	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer