Form 10-Q
period 2010-03-31
U S GLOBAL INVESTORS INC
filed 2010-05-06
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

7900 Callaghan Road	78229-1234
San Antonio, Texas	(Zip Code)
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

YES [ ]	NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]
On April 30, 2010, there were 13,862,123 shares of Registrant’s class A nonvoting common stock issued and 13,283,144 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,425 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 1 of 23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	March 31,	June 30,
Assets	2010	2009
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$22,400,675	$20,303,594
Trading securities, at fair value	5,390,041	4,511,497
Receivables
Mutual funds	3,354,505	2,629,351
Offshore clients	50,261	37,399
Income tax	-	1,051,288
Employees	15,286	5,434
Other	145,230	120,440
Prepaid expenses	863,602	584,214
Deferred tax asset	-	645,768

Total Current Assets	32,219,600	29,888,985

Net Property and Equipment	3,991,236	3,773,121

Other Assets
Deferred tax asset, long term	791,682	955,075
Investment securities available-for-sale, at fair value	3,291,782	2,536,665

Total Other Assets	4,083,464	3,491,740

Total Assets	$40,294,300	$37,153,846

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 2 of 23

	March 31,	June 30,
Liabilities and Shareholders’ Equity	2010	2009
	(UNAUDITED)
Current Liabilities
Accounts payable	$210,060	$137,428
Accrued compensation and related costs	1,854,285	1,168,199
Deferred tax liability	70,400	-
Dividends payable	921,201	-
Other accrued expenses	927,930	1,220,225

Total Current Liabilities	3,983,876	2,525,852

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,063 shares and 13,819,673 shares at March 31, 2010, and June 30, 2009, respectively	346,552	345,492
Common stock (class B) — $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Common stock (class C) — $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,485 shares and 2,091,875 shares at March 31, 2010, and June 30, 2009, respectively	51,837	52,297
Additional paid-in-capital	15,094,672	14,628,431
Treasury stock, class A shares at cost; 580,789 and 618,920 shares at March 31, 2010, and June 30, 2009, respectively	(1,359,845)	(1,449,124)
Accumulated other comprehensive income, net of tax	781,256	352,334
Retained earnings	21,395,952	20,698,564

Total Shareholders’ Equity	36,310,424	34,627,994

Total Liabilities and Shareholders’ Equity	$40,294,300	$37,153,846

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 3 of 23

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Revenues
Mutual fund advisory fees	$15,389,101	$13,403,004	$5,750,034	$2,420,350
Transfer agent fees	4,111,575	4,734,892	1,331,103	1,190,629
Distribution fees	3,937,894	1,823,130	1,350,608	856,237
Administrative services fees	1,363,406	789,275	432,196	371,708
Other advisory fees	308,102	851,841	109,921	49,301
Investment income (loss)	1,271,517	(4,968,230)	375,323	92,794
Other	36,986	32,386	11,906	11,778

	26,418,581	16,666,298	9,361,091	4,992,797

Expenses
Employee compensation and benefits	9,349,496	7,363,608	3,382,710	2,234,468
General and administrative	4,582,200	7,516,879	1,702,272	1,372,786
Platform fees	4,101,509	3,794,365	1,433,394	777,038
Subadvisory fees	425,567	2,305,879	145,578	85,294
Advertising	746,820	328,703	334,092	91,461
Depreciation	243,623	213,995	80,371	67,223

	19,449,215	21,523,429	7,078,417	4,628,270

Income (Loss) Before Income Taxes	6,969,366	(4,857,131)	2,282,674	364,527
Provision for Federal Income Taxes
Tax expense (benefit)	2,590,837	(1,656,631)	808,704	36,718

Net Income (Loss)	4,378,529	(3,200,500)	1,473,970	327,809
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	428,922	302,979	155,069	(22,472)

Comprehensive Income (Loss)	$4,807,451	$(2,897,521)	$1,629,039	$305,337

Basic Net Income (Loss) per Share	$0.29	$(0.21)	$0.10	$0.02

Diluted Net Income (Loss) per Share	$0.29	$(0.21)	$0.10	$0.02

Basic weighted average number of common shares outstanding	15,333,142	15,266,073	15,350,888	15,275,056
Diluted weighted average number of common shares outstanding	15,336,485	15,266,073	15,353,504	15,295,296
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 4 of 23

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$4,378,529	$(3,200,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	243,623	213,995
Net recognized (gain) loss on sale of fixed assets	(1,017)	2,075
Net recognized loss on securities	58,576	2,456,618
Provision for deferred taxes	673,540	(1,857,362)
Stock bonuses	238,897	107,569
Stock-based compensation expense	43,934	244,374
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	278,630	5,128,302
Prepaid expenses	(279,388)	(57,936)
Trading securities	(937,141)	2,797,636
Accounts payable and accrued expenses	466,424	(4,076,878)
Deferred taxes	(14,939)	(83,087)

Total adjustments	771,139	4,875,306

Net Cash Provided by Operations	5,149,668	1,674,806

Cash Flows from Investing Activities
Purchase of property and equipment	(461,739)	(1,263,555)
Proceeds from sale of fixed assets	1,017	-
Purchase of available-for-sale securities	(146,906)	(2,486,200)
Return of capital on investment	41,671	-
Proceeds on sale of available-for-sale securities	22	-

Net Cash Used in Investing Activities	(565,935)	(3,749,755)

Cash Flow from Financing Activities
Issuance or exercise of stock and options	273,288	147,921
Dividends paid	(2,759,940)	(2,756,042)

Net Cash Used in Financing Activities	(2,486,652)	(2,608,121)

Net Increase (Decrease) in Cash and Cash Equivalents	2,097,081	(4,683,070)

Beginning Cash and Cash Equivalents	20,303,594	25,135,075

Ending Cash and Cash Equivalents	$22,400,675	$20,452,005

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 5 of 23

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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2010, are not necessarily indicative of the results to be expected for the entire year.
The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized and accrued through June 2010, and will be reviewed by the board quarterly.
Note 3. Investments
As of March 31, 2010, the Company held investments with a market value of approximately $8.682 million and a cost basis of approximately $8.071 million. The market value of these investments is approximately 21.5 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
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

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 6 of 23

The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2010, and June 30, 2009.

				Unrealized holding
Securities	Market Value	Cost	Unrealized Gain	losses on available-for-
			(Loss)	sale securities, net of
				tax
Trading[1]	$5,390,041	$5,963,272	$(573,231)	N/A
Available-for-sale[2]	3,291,782	2,108,060	1,183,722	$781,256

Total at March 31, 2010	$8,681,823	$8,071,332	$610,491

Trading [1]	$4,511,497	$6,276,578	$(1,765,081)	N/A
Available-for-sale [2]	2,536,665	2,002,826	533,839	$352,334

Total at June 30, 2009	$7,048,162	$8,279,404	$(1,231,242)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the nine months ended March 31, 2010, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

Investment Income (Loss)	Nine Months Ended March 31,
	2010	2009
Realized losses on sales of trading securities	$(58,598)	$-
Realized gain on sales of available-for-sale securities	22	-
Unrealized gains (losses) on trading securities	1,191,850	(2,798,736)
Realized foreign currency gains (losses)	196	(53,295)
Other-than-temporary declines in available-for-sale securities	-	(2,456,618)
Dividend and interest income	138,047	340,419

Total Investment Income (Loss)	$1,271,517	$(4,968,230)

Investment Income	Three Months Ended March 31,
	2010	2009
Unrealized gains on trading securities	$321,361	$37,910
Realized foreign currency losses	(2,916)	(4,500)
Dividend and interest income	56,878	59,384

Total Investment Income	$375,323	$92,794

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 7 of 23

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
The following table presents fair value measurements, as of March 31, 2010, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$139	$38	$-	$177
Mutual funds	3,942	-	-	3,942
Offshore fund	-	1,271	-	1,271

Total trading securities	4,081	1,309	-	5,390

Available-for-sale securities
Common stock	1,659	-	-	1,659
Venture capital investments	-	-	224	224
Mutual funds	1,409	-	-	1,409

Total available-for-sale securities	3,068	-	224	3,292

Total Investments	$7,149	$1,309	$224	$8,682

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 8 of 23

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Nine Months Ended March 31, 2010 (in thousands)
Venture Capital
Investments
Beginning Balance	$-
Return of capital	-
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	224

Ending Balance	$224

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Three Months Ended March 31, 2010 (in thousands)
Venture Capital
Investments
Beginning Balance	$-
Return of capital	-
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	224

Ending Balance	$224

Approximately 82 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 15 percent are Level 2 inputs, including an investment in an offshore fund, and the remaining 3 percent are Level 3 inputs.
In Level 2, the Company has an investment in an offshore fund with a fair value of approximately $1,271,000 that invests in companies in the energy and natural resource sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
During the quarter ended March 31, 2010, the two venture capital investments were transferred into Level 3. U.S. Global held investments in three securities with a value of zero and two venture capital investments that were measured at fair value using significant unobservable inputs (Level 3) at March 31, 2010. There were no realized or unrealized gains or losses or transactions in these securities during the three- and nine-month period ending March 31, 2010. The Company has a venture capital investment with a fair value of approximately $162,000 that primarily invests in companies in the energy and precious metals sectors. The Company may redeem this investment at the end of a calendar quarter after providing a written redemption notice at least thirty days prior, and the redemption prices are subject to a discount from the net value of the dealer bid prices or estimated liquidation value at the time of redemption. It is estimated that the underlying assets would be liquidated within the next three years. The Company also has a venture capital investment with a fair value of approximately $63,000 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of March 31, 2010, the Company has an unfunded commitment of $187,500 related to this investment.

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 9 of 23

Note 5. Investment Management, Transfer Agent and Other Fees
The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF”) and receives a fee based on a specified percentage of net assets under management. Two of the funds within USGIF (Eastern European Fund and Global Emerging Markets Fund) were actively managed by a third-party adviser, Charlemagne Capital (IOM) Limited (“Charlemagne”), through November 6, 2008. Effective November 7, 2008, the Company assumed the day-to-day management of both funds. The subadvisory agreements with Charlemagne were amended, effective November 7, 2008, to reflect reduced subadvisory fees in light of restructured responsibilities. On March 1, 2010, three funds within USGIF (Global MegaTrends Fund, Global Resources Fund, and World Precious Minerals Fund) began offering institutional class shares.
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
Investment advisory fees for the USGIF funds totaled $15,389,101 and $13,403,004 for the nine months ended March 31, 2010, and March 31, 2009, respectively. Transfer agency fees totaled $4,111,575 and $4,734,892 for the nine months ended March 31, 2010, and March 31, 2009, respectively. Frank Holmes, CEO, serves as a trustee of USGIF.
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
The new advisory agreement for the nine equity USGIF funds that went into effect October 1, 2008, provides for base advisory fees that, beginning in October 2009, were adjusted upwards or downwards by 0.25 percent if there was a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior 12 months. For the quarter and nine months ended March 31, 2010, base advisory fees were increased by $263,653 and decreased by $133,440, respectively.
Prior to October 1, 2008, the Company contractually waived or reduced its advisory fees and/or agreed to pay expenses on seven of thirteen funds. Effective October 1, 2008, the Company contractually agreed to cap the expenses of all thirteen funds through September 30, 2009. Thereafter, these caps will continue on a modified and voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class specific expenses. The aggregate fees waived and expenses borne by the Company for the nine months ended March 31, 2010, and March 31, 2009, were $2,659,408 and $3,988,758, respectively.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). For the nine months ended March 31, 2010, and March 31, 2009, fees waived and/or expenses reimbursed to maintain positive or zero net yields in the two money market funds totaled $1,064,918 and $342,992, respectively. The Company may recapture any fees waived and/or expenses reimbursed to support the Minimum Yield within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the fund’s yield to fall below the Minimum Yield. Thus, $170,642 of these waivers are recoverable by the Company through December 31, 2011, $1,047,980 through December 31, 2012, and $399,713 through December 31, 2013.
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

U.S. Global Investors, Inc. March 31, 2010, Quarterly Report on Form 10-Q	Page 10 of 23

On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the adviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded fees related to the Endeavour Financial Corp. contract totaling $0 and $661,262 for the nine months ended March 31, 2010, and March 31, 2009, respectively.
The Company continues to provide advisory services for two offshore clients and receives a monthly advisory fee based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $308,102 and $190,579 for the nine months ended March 31, 2010, and March 31, 2009, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at March 31, 2010, and June 30, 2009, is invested in USGIF money market funds.
Note 6. Borrowings
As of March 31, 2010, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2010, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the nine months ended March 31, 2010, and March 31, 2009, respectively, was $43,935 and $244,374. As of March 31, 2010, and March 31, 2009, respectively, there was approximately $85,826 and $193,739 of total unrecognized share-based compensation cost related to share-based compensation granted under the stock option plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about the Company’s stock option plans for the nine months ended March 31, 2010.

	Number of Options	Weighted Average
		Exercise Price
Options outstanding, beginning of period	77,300	$13.66
Granted	2,000	12.31
Exercised	(24,000)	0.75
Forfeited	—	—

Options outstanding, end of period	55,300	$19.21

Options exercisable, end of period	47,120	$19.50

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 11 of 23

Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted EPS:

	Nine Month Ended March 31,
	2010	2009
Net income (loss)	$4,378,529	$(3,200,500)

Weighted average number of outstanding shares
Basic	$15,333,142	15,266,073

Effect of dilutive securities
Employee stock options	3,343	-

Diluted	15,336,485	15,266,073

Earnings (loss) per share
Basic	$0.29	$(0.21)
Diluted	$0.29	$(0.21)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$1,473,970	$327,809

Weighted average number of outstanding shares
Basic	15,350,888	15,275,056

Effect of dilutive securities
Employee stock options	2,616	20,240

Diluted	15,353,504	15,295,296

Earnings (loss) per share
Basic	$0.10	$0.02
Diluted	$0.10	$0.02
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2010, 45,300 options were excluded from diluted EPS. For the three months ended March 31, 2009, 53,300 options were excluded from diluted EPS. For the nine months ending March 31, 2009, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the quarter ended March 31, 2010. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
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
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at March 31, 2010, or June 30, 2009.

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 12 of 23

Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Nine months ended March 31, 2010
Net revenues	$25,285,111	$1,133,470	$26,418,581

Net income before income taxes	5,851,434	1,117,932	6,969,366

Depreciation	243,623	-	243,623

Capital expenditures	461,739	-	461,739

Gross identifiable assets at March 31, 2010	30,801,546	8,701,072	39,502,618

Deferred tax asset			791,682

Consolidated total assets at March 31, 2010			$40,294,300

Nine months ended March 31, 2009
Net revenues	$21,938,604	$(5,272,306)	$16,666,298

Net income before income taxes	2,083,777	(5,284,277)	(3,200,500)

Depreciation	213,995	-	213,995

Capital expenditures	1,263,555	-	1,263,555

Three months ended March 31, 2010
Net revenues	$9,042,644	$318,447	$9,361,091

Net income before income taxes	1,972,233	310,441	2,282,674

Depreciation	80,371	-	80,371

Capital expenditures	45,751	-	45,751

Three months ended March 31, 2009
Net revenues	$4,901,996	$90,801	$4,992,797

Net income before income taxes	246,135	81,674	327,809

Depreciation	67,223	-	67,223

Capital expenditures	86,050	-	86,050

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

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 13 of 23

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
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. as the adviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded fees totaling $0 and $661,262 for the nine months ended March 31, 2010, and March 31, 2009, respectively.
The Company continues to provide advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $308,102 and $190,579 for the nine months ended March 31, 2010, and March 31, 2009, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
At March 31, 2010, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $2.652 billion versus $1.933 billion at March 31, 2009, and $2.222 billion at June 30, 2009. During the nine and three months ended March 31, 2010, average assets under management were $2.549 billion and $2.629 billion, respectively, versus $2.670 billion and $1.902 billion for the same periods ended March 31, 2009.
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

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 14 of 23

As of March 31, 2010, the Company held investments with a market value of approximately $8.682 million and a cost basis of approximately $8.071 million. The market value of these investments is approximately 21.5 percent of the Company’s total assets. The Company currently has no investments in debt securities or mortgage-backed securities.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

Investment Income (Loss)	Nine Months Ended March 31,
	2010	2009
Realized losses on sales of trading securities	$(58,598)	$-
Realized gain on sales of available-for-sale securities	22	-
Unrealized gains (losses) on trading securities	1,191,850	(2,798,736)
Realized foreign currency gains (losses)	196	(53,295)
Other-than-temporary declines in available-for-sale securities	-	(2,456,618)
Dividend and interest income	138,047	340,419

Total Investment Income (Loss)	$1,271,517	$(4,968,230)

Investment Income	Three Months Ended March 31,
	2010	2009
Unrealized gains on trading securities	$321,361	$37,910
Realized foreign currency losses	(2,916)	(4,500)
Dividend and interest income	56,878	59,384

Total Investment Income	$375,323	$92,794

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2010, AND 2009
The Company posted net after-tax income of $4,378,529 ($0.29 income per share) for the nine months ended March 31, 2010, compared with a net after-tax loss of $3,200,500 ($0.21 loss per share) for the nine months ended March 31, 2009.
Revenues
Total consolidated revenues for the nine months ended March 31, 2010, increased $9,752,283, or 59 percent, compared with the nine months ended March 31, 2009. This increase was primarily attributable to the following:
•
Investment income increased by $6,240,000 primarily as a result of a rebound from declines in the market value of trading securities as well as other-than-temporary impairments in the comparable period;

•
Distribution and administrative fees increased by $2,689,000. Prior year comparative figures include only six months of fees since the fees commenced on October 31, 2008, whereas current year numbers include nine months; and

•	Mutual fund investment advisory fees increased by approximately $1,986,000 primarily as a result of increased assets under management in the natural resources and international equity funds.
Expenses
Total consolidated expenses for the nine months ended March 31, 2010, decreased $2,074,214, or 10 percent, compared with the nine months ended March 31, 2009. This was largely attributable to the following:
•	General and administrative expenses decreased by $2,935,000 primarily due to prior period proxy-related costs associated with the merger of the USGIF and USGAF trusts; and

•	Subadvisory fees decreased by $1,880,000 due to a prior period change in the subadvisory contract.
     These decreases were offset to a certain degree by the following increases:
•	Employee compensation and benefits increased by $1,986,000 primarily as a result of higher performance-based bonuses; and

•	Advertising expenses increased $418,000 as a result of increased marketing activity.

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 15 of 23

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010, AND 2009
The Company posted net after-tax income of $1,473,970 ($0.10 income per share) for the three months ended March 31, 2010, compared with net after-tax income of $327,809 ($0.02 per share) for the three months ended March 31, 2009.
Revenues
Total consolidated revenues for the three months ended March 31, 2010, increased $4,368,294, or 87 percent, compared with the three months ended March 31, 2009. This increase was primarily attributable to the following:
•	Mutual fund investment advisory fees increased by approximately $3,330,000 primarily as a result of increased assets under management in the natural resources and international equity funds;

•	Distribution and administrative fees increased by $555,000 due to increased assets under management; and

•	Investment income increased by $283,000, primarily as a result of a rebound from declines in the market value of trading securities.
Expenses
Total consolidated expenses for the three months ended March 31, 2010, increased $2,450,147, or 53 percent, compared with the three months ended March 31, 2009. This was largely attributable to the following:
•	Employee compensation and benefits increased by $1,148,000 primarily as a result of higher performance-based bonuses;

•	Platform fees increased by $656,000 as a result of increased assets under management;

•	General and administrative expenses increased by $329,000 due to increased donations and travel expenses; and

•	Advertising expenses increased $243,000 as a result of increased marketing activity.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2010, the Company had net working capital (current assets minus current liabilities) of approximately $28.2 million and a current ratio (current assets divided by current liabilities) of 8.1 to 1. With approximately $22.4 million in cash and cash equivalents and $8.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $36.3 million, with cash, cash equivalents, and marketable securities comprising over 77 percent of total assets.
As of March 31, 2010, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2010, this credit facility remained unutilized by the Company.
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

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 16 of 23

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

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 17 of 23

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
The table below summarizes the Company’s equity price risks as of March 31, 2010, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair
			Value After	Increase (Decrease) in
	Fair Value at	Hypothetical	Hypothetical Price	Shareholders’ Equity,
	March 31, 2010	Percentage Change	Change	Net of Tax
Trading securities [1]	$5,390,041	25% increase	$6,737,551	$889,357
		25% decrease	$4,042,531	($889,357)
Available-for-sale [2]	$3,291,782	25% increase	$4,114,728	$543,144
		25% decrease	$2,468,837	($543,144)
[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
The selected hypothetical change does not reflect what could be considered best or worst-case scenarios. Results could be significantly worse due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, was conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 18 of 23

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of risk factors which could affect the Company, please refer to Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2009. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. EXHIBITS
1. Exhibits –
10.2
Amended and Restated Transfer Agency Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and United Shareholder Services, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.3
Amended and Restated Administrative Services Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.4
Amended and Restated Distribution Plan Pursuant to Rule 12b-1 Plan, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.5
Amended and Restated Distribution Agreement dated March 4, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 107 filed April 30, 2010 (EDGAR Accession No. 0001104659-10-024038).

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
March 31, 2010, Quarterly Report on Form 10-Q	Page 19 of 23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: May 6, 2010	BY:	/s/ Frank E. Holmes

Frank E. Holmes
Chief Executive Officer

DATED: May 6, 2010	BY:	/s/ Catherine A. Rademacher

Catherine A. Rademacher
Chief Financial Officer