Form 10-K
period 2010-06-30
U S GLOBAL INVESTORS INC
filed 2010-09-09
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2010
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
Yes ☐   No ☑
The aggregate market value of the 7,102,464 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $87,431,332, based on the last sale price quoted on NASDAQ as of December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 9,025 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2009 (based on the last sale price of the class C common stock in a private transaction) was $2,256.25. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
On August 20, 2010, there were 13,862,445 shares of Registrant’s class A nonvoting common stock issued and 13,291,351 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,073,103 shares of Registrant’s class C voting common stock issued and outstanding.
Documents incorporated by reference: None

i

Part I of Annual Report on Form 10-K
Item 1. Business
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, U.S. Global Investors, Inc. and its subsidiaries (collectively, “U.S. Global” or the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by U.S. Global from time to time with the U.S. Securities and Exchange Commission (“SEC”). U.S. Global cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent required by applicable law, U.S. Global undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
U.S. Global, a Texas corporation organized in 1968, is a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Company and its subsidiaries are principally engaged in the business of providing investment advisory and other services to U.S. Global Investors Funds (“USGIF” or the “Funds”), a Delaware statutory trust, as well as offshore clients. USGIF is an investment company offering shares of thirteen mutual funds on a no-load basis. Prior to October 1, 2008, the thirteen funds were in two separate Massachusetts business trusts, USGIF and U.S. Global Accolade Funds (“USGAF”). On October 1, 2008, USGIF and USGAF were merged into a single Delaware statutory trust under the name USGIF.
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
Lines of Business
Investment Management Services
Investment Advisory Services. The Company furnishes an investment program for each of the clients it manages and determines, subject to overall supervision by the applicable board of trustees of the clients, the clients’ investments pursuant to an advisory agreement (the “Advisory Agreement”). Consistent with the investment restrictions, objectives and policies of the particular client, the portfolio team for each client determines what investments should be purchased, sold and held, and makes changes in the portfolio deemed to be necessary or appropriate. In the Advisory Agreement, the

Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.
As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the Advisory Agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreements has been renewed through September 2011.
In addition to providing advisory services to USGIF, the Company provides advisory services to two offshore clients.
Net assets under management at June 30, 2010, and 2009, are detailed in the following table.
Assets Under Management (AUM)

		AUM at	AUM at
		June 30, 2010	June 30, 2009
Fund	Ticker	(in thousands)	(in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX/PIPFX	$628,191	$570,032
World Precious Minerals	UNWPX/UNWIX	622,662	478,582
Gold and Precious Metals	USERX	235,172	207,925

Total Natural Resources		1,486,025	1,256,539

International Equity
Eastern European	EUROX	372,043	359,870
China Region	USCOX	47,622	50,127
Global MegaTrends	MEGAX/MEGIX	19,609	28,454
Global Emerging Markets	GEMFX	11,757	11,522

Total International Equity		451,031	449,973

Fixed Income
U.S. Government Securities	UGSXX	228,437	292,989
U.S. Treasury Securities	USTXX	105,291	110,006
Near-Term Tax Free	NEARX	26,279	18,061
Tax Free	USUTX	21,903	18,771

Total Fixed Income		381,910	439,827

Domestic Equity
Holmes Growth	ACBGX	34,194	35,688
All American Equity	GBTFX	15,197	14,872

Total Domestic Equity		49,391	50,560

Total SEC-Registered Funds		2,368,357	2,196,899

Other Advisory Clients		33,962	24,755

Total AUM		$2,402,319	$2,221,654

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
The transfer agency agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2011.
Distribution Services. The Company has registered its wholly owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC, and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. The distribution agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2011.
Administrative Services. The Company also manages, supervises, and conducts certain other affairs of USGIF, subject to the control of the Funds’ board of trustees pursuant to an administrative agreement (the “Administrative Services Agreement”). It provides office space, facilities, and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensate all personnel, officers, directors, and interested trustees of the Funds if such persons are also employees of the Company or its affiliates. The Administrative Services Agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2011.
Corporate Investments
Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account. See segment information in the notes to the financial statements at Note 14 Financial Information by Business Segment.
Employees
As of June 30, 2010, U.S. Global and its subsidiaries employed 79 full-time employees and 4 part-time employees; as of June 30, 2009, it employed 74 full-time employees and 5 part-time employees. The Company considers its relationship with its employees to be good.

Competition
The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2009 there were approximately 8,600 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted Rule 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGIF is a trust with no-load funds that have adopted 12b-1 plans. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF funds, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.
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
A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives, and have more experience and greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete with these other mutual funds. In particular, the Company is known for its expertise in the gold mining and exploration, natural resources and emerging markets. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.
Success in the investment advisory and mutual fund distribution businesses is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the funds effectively. Sales of fund shares generate management, distribution and administrative services fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts and the activity in those accounts). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.
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
Supervision and Regulation
The Company, USSI, USGB, and the clients the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the Funds will not have a material adverse effect on the Company’s business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.

Recent and accelerating regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the mutual fund industry and the capital markets. This momentum of new regulations has contributed significantly to the costs of managing and administering mutual funds.
U.S. Global is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually all aspects of the Company’s business and relationships with the Company’s clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The Funds for which the Company acts as the investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of the Company, or the funds which the Company advises, to comply with the requirements of the SEC could have a material adverse effect on the Company. The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC.
USGB is subject to regulation by the SEC under the Securities Exchange Act of 1934 and regulation by FINRA, a self-regulatory organization composed of other registered broker-dealers. U.S. Global, USSI and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.
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
Available Information
Available Information. The Company’s internet website address is www.usfunds.com. Information contained on the Company’s website is not part of this annual report on Form 10-K. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with (or furnished to) the SEC are available through a link on the Company’s Internet website, free of charge, soon after such material is filed or furnished. (The link to the Company’s SEC filings can be found at www.usfunds.com by clicking “About us,” followed by “Investor Relations,” followed by “SEC Filings.”) The Company routinely posts important information on its web site.

The Company also posts its Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Executive and Senior Financial Officers, and the charters of the audit and compensation committees of its Board of Directors on the Company’s website in the “Policies and Procedures” section. The Company’s SEC filings and governance documents are available in print to any stockholder that makes a written request to: Director of Communications, U.S. Global Investors, Inc., 7900 Callaghan Road, San Antonio, Texas 78229.
The Company files reports electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”) may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.
The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Success in the investment management industry is largely dependent on investment performance relative to market conditions and the performance of competing products. Good relative performance generally attracts additional assets under management, resulting in additional revenues. Conversely, poor performance generally results in decreased sales and increased redemptions with a corresponding decrease in revenues. Therefore, poor investment performance relative to the portfolio benchmarks and to competitors could impair the Company’s revenues and growth. Effective October 2009, a performance fee was implemented for the nine equity Funds whereby the base advisory fee is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.
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
The Company’s investment advisory agreements are generally terminable on short notice and subject to annual renewal. The Company’s clients can terminate their relationships with us, or reduce the aggregate amount of assets under management, for a number of reasons, including investment performance, financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in the funds managed by the Company, increased withdrawals from the funds, and the loss of shareholders in the funds. If the Company’s investment advisory agreements are terminated, which may occur in a short time frame, the Company may experience a decline in revenues and profitability.

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
In addition, yields on government securities, and the investment products investing in them, have decreased to record lows. Thus, the Company has voluntarily waived fees and/or reimbursed the USGIF money market funds to maintain each fund’s yield at a certain level as determined by the Company. These waivers could increase in the future. Such increases in fee waivers could be significant and would negatively affect the Company’s net income.
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
The market price of the Company’s class A common stock could decline due to the large number of shares of the Company’s class C common stock eligible for future sale upon conversion to class A shares.
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
The Company and its subsidiaries are subject to a variety of federal securities laws and agencies, including, but not limited to, Advisers Act, the Investment Company Act, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act of 1999, the Bank Secrecy Act of 1970, as amended, the USA PATRIOT Act of 2001, the SEC, FINRA and NASDAQ. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.
Our business is subject to substantial risk from litigation, regulatory investigations and potential securities laws liability.
Many aspects of U.S. Global’s business involve substantial risks of litigation, regulatory investigations and/or arbitration.. The Company is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA and other regulatory bodies. U.S. Global, its subsidiaries, and/or officers could be named as parties in legal actions, regulatory investigations and proceedings. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against the Company could result in substantial costs or reputational harm to the Company, and have a material adverse effect on the Company’s business, financial condition or results of operations, which, in turn, may negatively affect the market price of the Company’s common stock and U.S. Global’s ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management’s attention from operations.
Insurance coverage risks.
While U.S. Global carries insurance in amounts and under terms that it believes are appropriate, the Company cannot assure that its insurance will cover most liabilities and losses to which it may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. U.S. Global is subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. There has been increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims and class action suits alleging substantial monetary damages. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As U.S. Global’s insurance policies come up for renewal, the Company may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which would increase the Company’s expenses and reduce net income.
Increased regulatory and legislative actions and reforms could increase costs and negatively impact the Company’s profitability and future financial results.
During the past nine years, the federal securities laws have been substantially augmented and made significantly more complex by the Sarbanes-Oxley Act of 2002 and the USA PATRIOT Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the Sarbanes-Oxley Act of 2002. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry may negatively impact earnings by increasing the Company’s costs of dealing in the financial markets.
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
Item 4. Removed and Reserved

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
The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2010, and 2009. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2010		2009
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	14.50	7.67	17.44	6.97
Second quarter (12/31)	14.66	9.05	10.00	2.90
Third quarter (3/31)	12.75	8.82	6.20	3.19
Fourth quarter (6/30)	10.48	5.37	10.89	4.70
Holders
On August 20, 2010, there were approximately 199 holders of record of class A common stock, no holders of record of class B common stock, and 44 holders of record of class C common stock.
Dividends
The Company declared cash dividends of $0.02 per share per month in fiscal 2010 and fiscal 2009 on all classes of common stock. A monthly dividend of $0.02 is authorized through December 2010 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Securities authorized for issuance under equity compensation plans
Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
Purchases of equity securities by the issuer
The Company may repurchase stock from employees. There were no repurchases of classes A, B or C common stock during the fiscal year ended June 30, 2010.
Company Performance Presentation
The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2005, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

	Fiscal Year-End Date
	2005	2006	2007	2008	2009	2010
U.S. Global Investors, Inc., class A (GROW)	$10,000	$43,698	$94,215	$70,463	$40,389	$24,820
S&P 500 Index	$10,000	$10,863	$13,100	$11,381	$8,397	$9,609
Russell 2000 Index	$10,000	$11,458	$13,341	$11,180	$8,384	$10,185
NYSE Arca Gold BUGS Index	$10,000	$16,889	$16,670	$22,878	$17,393	$24,472

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K. The selected financial data as of June 30, 2006, through June 30, 2010, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements. Earnings per share have been restated for prior years to reflect the stock split that occurred in March 2007 and for all other information included throughout the document.

Selected	Year Ended June 30,
Financial Data	2010	2009	2008	2007	2006
Revenues	$35,030,153	$23,140,269	$56,039,247	$58,603,637	$44,853,588
Expenses	26,521,396	26,750,817	39,457,020	37,257,889	28,986,248

Income (loss) before income taxes	8,508,757	(3,610,548)	16,582,227	21,345,748	15,867,340
Income tax expense (benefit)	3,159,472	(1,372,969)	5,745,417	7,586,499	5,431,978

Net income (loss)	$5,349,285	$(2,237,579)	$10,836,810	$13,759,249	$10,435,362

Basic income (loss) per share	0.35	(0.15)	0.71	0.91	0.69
Working capital	28,323,885	27,363,133	35,309,228	27,925,318	18,275,909
Total assets	40,983,698	37,153,846	45,494,619	39,793,113	29,046,853
Dividends per common share	0.24	0.24	0.21	0.26	—
Shareholders’ equity	36,191,872	34,627,994	39,233,744	31,095,202	20,543,211
Net cash provided by operations	7,632,350	3,040,931	14,309,886	8,867,278	5,532,505
Net cash provided by (used in) investing activities	(739,266)	(4,386,782)	(1,180,602)	(746,787)	265,053
Net cash provided by (used in) financing activities	(3,359,199)	(3,485,630)	(2,848,629)	(3,322,114)	444,307

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
Recent Trends in Financial Markets
The deterioration of the global financial markets during the second half of 2008 and early 2009 resulted in considerable volatility within global credit and equity markets, which in turn had a significant negative impact on U.S. Global’s assets under management, operating revenues and net income. The Company responded to these conditions by implementing cost-reduction strategies. U.S. Global remains debt-free with considerable liquidity and financial resources that provide the Company with flexibility to adapt to periods of market instability and turmoil.
The global equity markets began to improve in March 2009, largely as a result of an aggressive and coordinated stimulus effort by major governments and central banks that injected the equivalent of several trillion dollars into credit markets to stimulate economic activity. From late March 2009 through the end of 2009, the financial markets rebounded strongly as investor confidence improved and credit market conditions eased. The Dow Industrial Average climbed 53.8% off of March lows to finish the year up 22.6%, while the NASDAQ Composite Index rebounded 78.9% above its March lows to return 45.2% for the full year.
Stock market performance was marked by wide swings in 2010. The Dow Industrial Average began the year at 10,428.05, declined 4.1 percent to 10,002.18 in early February 2010, rose 11.6 percent to 10,205.03 in late April 2010, and then declined by 12.8 percent to 9,774.02 on June 30, 2010. The NASDAQ Composite Index performed in a similar fashion, beginning the year at 2,269.15, declining 6.3 percent to 2,125.43 in early February 2010, rising 17.5 percent in late April 2010, and then declining 16.6 percent to 2,109.24.
Equities linked to gold and broader natural resources, where most of the assets managed by U.S. Global Investors are invested, were also volatile. Gold equities, as measured by the FTSE Gold Mines Index, began calendar 2010 with an 11.3 percent drop by early February, then rose 28 percent through mid-May before slipping 2 percent by the end of the fiscal year. Natural resources equities, as measured by the Morgan Stanley Commodity Related Equity Index, fell 7.4 percent from the beginning of 2010 to early February, climbed 18 percent by late April and then declined 18 percent by June 30, 2010. Given persistently high unemployment, weak housing markets and other headwinds, U.S. economic growth prospects remain uncertain for the remainder of 2010 and into 2011.
In spite of this uncertain operating period, U.S. Global has made progress with respect to investment performance of the funds, but remains cautious with its outlook on the financial markets.
Business Segments
U.S. Global, with principal operations located in San Antonio, Texas, manages two business segments.
First, the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and second, the Company invests for its own account in an effort to add growth and value to its cash position. For more details on the results of the Company’s core operations, see Note 14 Financial Information by Business Segment.
The Company generates substantially all its operating revenues from the investment management of products and services for USGIF and two offshore clients. Although the Company generates the majority of its revenues from its investment advisory segment, the Company holds a significant amount of its total assets in investments. As of June 30, 2010, the Company held approximately $8.1 million in investments, of which $6.3 million, or 15.2% of total assets, was invested in the Funds and other offshore clients the Company advises and $1.8 million, or 4.5% of total assets, in other entities. The following is a brief discussion of the Company’s two business segments.
Investment Management Products and Services
Investment management revenues are largely dependent on the total value and composition of assets under management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. During fiscal year 2010, average assets under management were $2.561 billion, a modest increase of 1.12% from the prior year.
Average Assets under Management
(Dollars in Millions)

	2010	2009	% Change	2009	2008	% Change
Natural resource	$1,534	$1,318	16.4%	$1,318	$2,818	(53.2%)
International equity	531	558	(4.8%)	558	1,601	(65.1%)
Fixed income	408	513	(20.5%)	513	617	(16.9%)
Domestic equity	53	54	(1.9%)	54	89	(39.3%)

Total SEC-registered funds	2,526	2,443	3.4%	2,443	5,125	(52.3%)
Other advisory clients	35	90	(61.1%)	90	312	(71.2%)

Average assets under management	$2,561	$2,533	1.1%	$2,533	$5,437	(53.4%)

Investment Activities
Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.
The following summarizes the market value, cost and unrealized gain or loss on investments as of June 30, 2010, and June 30, 2009.

				Unrealized holding
				gains on available-for-
			Unrealized Gain	sale securities, net of
Securities	Market Value	Cost	(Loss)	tax
Trading[1]	$5,072,724	$5,963,272	$(890,548)	N/A
Available-for-sale[2]	3,028,034	2,186,591	841,443	$555,352

Total at June 30, 2010	$8,100,758	$8,149,863	$(49,105)

Trading[1]	$4,511,497	$6,276,578	$(1,765,081)	N/A
Available-for-sale[2]	2,536,665	2,002,826	533,839	$352,334

Total at June 30, 2009	$7,048,162	$8,279,404	$(1,231,242)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
As of June 30, 2010, and 2009, the Company held approximately $1.8 million and $1.5 million, respectively, in investments other than the clients the Company advises. Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2010, 2009, and 2008, the Company had net recognized losses of approximately $60,000, $2,457,000, and $152,000, respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2010	2009	% Change	2009	2008	% Change
Net income (loss) (in thousands)	$5,349	$(2,238)	339.0%	$(2,238)	$10,837	(120.6%)
Net income (loss) per share
Basic	$0.35	$(0.15)	333.3%	$(0.15)	$0.71	(121.1%)
Diluted	$0.35	$(0.15)	333.3%	$(0.15)	$0.71	(121.1%)
Weighted average shares outstanding (in thousands)
Basic	15,339	15,276		15,276	15,247
Diluted	15,342	15,276		15,276	15,275
For the year ended June 30, 2009, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss.
Year Ended June 30, 2010, Compared with Year Ended June 30, 2009
The Company posted net income of $5,349,285 ($0.35 per share) for the year ended June 30, 2010, compared with a net loss of $2,237,579 ($0.15 loss per share) for the year ended June 30, 2009. This increase in profitability is primarily attributable to the following factors:
Revenues
Total consolidated revenues for the year ended June 30, 2010, increased $11,889,884, or 51%, compared with the year ended June 30, 2009. This increase was primarily attributable to the following:
•	Investment income increased by $5.6 million primarily as a result of a rebound in the market value of trading securities. In addition, fiscal 2009 investment income was adversely impacted by other-than-temporary impairment charges.

•	Mutual fund advisory fees increased by $4.4 million primarily as a result of increased assets under management in the natural resource funds as well as lower equity fund expenses resulting from the implementation of higher expense caps in October 2009.

•	Distribution and administrative services fees increased by approximately $2.4 million and $582,000, respectively. Fiscal 2010 included a full year of fees, whereas fiscal 2009 included only nine months of fees. Also, average net assets upon which these fees were based was higher in fiscal year 2010 compared to the nine-month period in fiscal 2009.
These increases were somewhat offset by the following:
•	Transfer agent fees decreased by approximately $592,000, primarily due to a decline in the number of shareholder accounts and account activity.

•	Offshore fund advisory fees decreased by approximately $524,000 primarily as a result of termination of a contract in the prior year.

Expenses
Total consolidated expenses for the year ended June 30, 2010, decreased by $229,421, or 0.9%, compared with the prior year. This decrease was primarily attributable to the following:
•	Subadvisory fees decreased by 77%, or $1.9 million, due to a change in the subadvisory contract in fiscal 2009.

•	General and administrative expenses decreased 21%, or $1.8 million, primarily due to proxy-related costs associated with the merger of the USGIF and USGAF trusts in fiscal 2009.
These decreases were offset by the following:
•	Employee compensation expense increased by 19%, or $1.9 million, primarily due to higher performance-based bonuses.

•	Advertising increased 217%, or $885,000, as a result of increased marketing activity.

•	Platform fees increased by 13%, or $636,000, primarily due to increased asset inflows through broker-dealer platforms.
Year Ended June 30, 2009, Compared with Year Ended June 30, 2008
The Company posted a net loss of $2,237,579 ($0.15 per share) for the year ended June 30, 2009, compared with net income of $10,836,810 ($0.71 per share) for the year ended June 30, 2008. The decrease in profitability in fiscal year 2009 primarily resulted from a decrease of $28.4 million in advisory fees resulting from decreased assets under management, a decrease of $6.1 million in investment income due to market declines, and an increase of $1.9 million in general and administrative expenses primarily due to proxy-related costs associated with the merger of the USGIF and USGAF trusts. These items were somewhat offset by a decline of $6.8 million in subadvisory expenses due to a change in a subadvisory contract; a decrease of $4.1 million in platform fees due to decreased asset inflows and a decrease in assets under management; and a decrease of $3.6 million in employee compensation and benefits due to a decline in incentive bonuses and fewer employees.
Revenues

			%			%
(Dollars in Thousands)	2010	2009	Change	2009	2008	Change
Investment advisory fees:
Natural resource funds	$15,264	$8,990	69.8%	$8,990	$17,186	(47.7%)
International equity funds	5,567	6,749	(17.5%)	6,749	19,963	(66.2%)
Domestic equity funds	299	295	1.4%	295	764	(61.4%)
Fixed income funds	33	730	(95.5%)	730	1,605	(54.5%)

Total mutual fund advisory fees	21,163	16,764	26.2%	16,764	39,518	(57.6%)
Other advisory fees	401	924	(56.6%)	924	6,538	(85.9%)

Total investment advisory fees	21,564	17,688	21.9%	17,688	46,056	(61.6%)
Transfer agent fees	5,350	5,942	(10.0%)	5,942	8,455	(29.7%)
Distribution fees	5,293	2,867	84.6%	2,867	—	100.0%
Administrative services fees	1,797	1,215	47.9%	1,215	—	100.0%
Investment income (loss)	979	(4,616)	121.2%	(4,616)	1,447	(419.0%)
Other revenues	47	44	6.8%	44	81	(45.7%)

Total	$35,030	$23,140	51.4%	$23,140	$56,039	(58.7%)

Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: SEC-registered mutual fund advisory fees, which in fiscal 2010 accounted for 98% of the Company’s total advisory fees; and offshore investment advisory fees, which accounted for 2% of total advisory fees.

SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375% to 1.375%, and are paid monthly. These advisory fees increased by approximately $4.4 million, or 26.2%, in fiscal 2010 over fiscal 2009 primarily as a result of increased assets under management in the natural resource funds as well as lower equity fund expense reimbursements resulting from the implementation of higher expense caps in October 2009.
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
The nine equity USGIF funds include a base advisory fee that is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2010 (the first fiscal year in which these performance fees were recorded), the Company adjusted its base advisory fees upwards by $168,534.
The Company receives additional revenue from several sources including custodial fee revenues, revenues from mailroom operations, and investment income.
Transfer Agent Fees. United Shareholder Services, Inc., a wholly owned subsidiary of the Company, provides transfer agency and mailing services for Company clients. The Company receives an annual fee per account as well as transaction- and activity-based fees as compensation for services rendered as transfer agent and is reimbursed for out-of-pocket expenses associated with processing shareholder information. In addition, the Company collects custodial fees on IRAs and other types of retirement plans invested in USGIF. Transfer agent fees are, therefore, significantly affected by the number of client accounts.
Transfer agent fees decreased by $592,000 and $2.5 million in fiscal 2010 and 2009, respectively, primarily as a result of a decline in the number of shareholder accounts and number of transactions.
Distribution Fees. The Funds pay USGB a fee, at an annual rate of 0.25 percent of the average daily net assets of the Investor Class of each of the nine equity USGIF funds, for distribution.
Administrative Services Fees. The Funds pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each Fund for administrative services provided by the Company to the Funds.
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
Investment income increased by $5.6 million in fiscal 2010 compared to fiscal 2009, primarily as a result of a rebound from the prior year’s declines in the market value of trading securities as well as other-than-temporary impairments in the comparable period.

Investment income decreased by $6.1 million in fiscal 2009 compared to fiscal 2008. This decrease was attributable primarily to declines in the market value of trading securities as well as an other-than-temporary impairment as a result of declines in the market value of available-for-sale securities.
Included in investment income were other-than-temporary impairments of $1,606 in fiscal 2010, and $2,456,618 in fiscal 2009. There were no other-than-temporary impairments for fiscal 2008.
Expenses

			%			%
(Dollars in Thousands)	2010	2009	Change	2009	2008	Change
Employee compensation and benefits	$11,913	$10,017	18.9%	$10,017	$13,608	(26.4%)
General and administrative	6,849	8,696	(21.2%)	8,696	6,805	27.8%
Platform fees	5,583	4,946	12.9%	4,946	9,049	(45.3%)
Advertising	1,292	407	217.4%	407	488	(16.6%)
Subadvisory fees	563	2,415	(76.7%)	2,415	9,223	(73.8%)
Depreciation	321	270	18.9%	270	284	(4.9%)

Total	$26,521	$26,751	(0.9%)	$26,751	$39,457	(32.2%)

Employee Compensation and Benefits. Employee compensation and benefits increased by $1.9 million, or 18.9% in fiscal 2010, and decreased by $3.6 million, or 26.4%, in 2009 from the prior year. The increase in 2010 was primarily due to higher performance-based bonuses. The decrease in 2009 was primarily due to a decrease in incentive bonuses and fewer employees.
Subadvisory Fees. Subadvisory fees are calculated as a percentage of average net assets of the two Funds that are subadvised by a third-party manager. The decrease in subadvisory fees of $1.9 million in fiscal 2010 and $6.8 million in fiscal year 2009 is due to the restructured responsibilities of the third-party manager, as well as a decline in assets under management. Effective November 7, 2008, the Company assumed the day-to-day management of both Funds and the subadvisory fees were reduced.
General and Administrative. The decrease in general and administrative expenses in fiscal 2010 of $1.8 million, or 21.2%, as well as the increase of $1.9 million, or 27.8%, in fiscal year 2009 resulted primarily from proxy-related costs associated with the merger of the USGIF and USGAF trusts in fiscal 2009.
Platform Fees. Broker-dealers typically charge an asset-based fee for assets held in their platforms. Net platform fees increased by $636,000, or 12.9%, in fiscal 2010 due to an increase in asset flows through the broker-dealer platforms. The decrease in platform fee expenses in fiscal year 2009 of $4.1 million, or 45.3%, was due to the decrease in assets held in the broker-dealer platforms. The incremental assets received through the broker-dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression resulting from paying platform fees on those assets.
Advertising. Advertising increased 217.4%, or $885,000, in fiscal 2010 as a result of increased marketing activity. Advertising expense was essentially flat in fiscal 2009 compared to 2008.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the basis of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. For federal income tax purposes at June 30, 2010, the Company has approximately $107,000 in capital loss carryovers.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included no valuation allowance at June 30, 2010.

Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements.
Contractual Obligations
A summary of contractual obligations of the Company as of June 30, 2010, is as follows:

	Payments due by period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating lease obligations	$635,395	$227,036	$367,907	$40,452	$—
Contractual obligations	2,148,931	781,788	1,189,449	177,694	—

Total	$2,784,326	$1,008,824	$1,557,356	$218,146	$—

Operating leases consist of office equipment, printers, and copiers leased from several vendors. Contractual obligations include agreements to fund educational programs, as well as services used in daily operations.
The Board has authorized a monthly dividend of $0.02 per share through December 2010, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2010 to December 2010 will be approximately $1,840,000.
Liquidity and Capital Resources
At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $28.3 million and a current ratio (current assets divided by current liabilities) of 6.9 to 1. With approximately $23.8 million in cash and cash equivalents and $8.1 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $36.2 million, with cash, cash equivalents, and marketable securities comprising 77.9% of total assets.
The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and potential cash flow are expected to be sufficient to cover current expenses.
The investment advisory and related contracts between the Company and USGIF will expire on September 30, 2011. With respect to offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.
Management believes current cash reserves, available financing, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.
Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Management reviews these estimates on an ongoing basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While recent accounting policies are described in more detail in Note 2 to the consolidated financial statements, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of investments, income taxes, and valuation of stock-based compensation.
Investments. The Company accounts for its investments in securities in accordance with ASC 320 Investments — Debt and Equity Securities (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date.
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
The Company evaluates its investments for other-than-temporary declines in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the credit related decline as a realized loss in the Consolidated Statements of Operations and Comprehensive Income and a revised GAAP cost basis for the security is established. For available-for-sale securities with declines in value deemed other than temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income.
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
Tax law requires certain items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Income Statement. As a result, the effective tax rate reflected in the Consolidated Financial Statements is different from the tax rate reported on the Company’s consolidated tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. In addition, excess tax benefits associated with stock option exercises also create a difference between the tax rate used in the consolidated tax return and the effective tax rate in the Company’s Consolidated Income Statement.
The Company assesses uncertain tax positions in accordance with ASC 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes). Judgment is used to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.
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
Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. The Company measured the fair value of stock options granted in fiscal 2008 and 2010 on the date of grant using a Black-Scholes option-pricing model. No options were granted in fiscal 2009.
The Company believes that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
The Company’s balance sheet includes assets whose fair value is subject to market risks. Due to the Company’s investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics and other policies affecting the Company’s investment practices.
The table below summarizes the Company’s equity price risks as of June 30, 2010, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

			Estimated Fair
		Hypothetical	Value After	Increase (Decrease)
	Fair Value at	Percentage	Hypothetical	in Shareholders’
	June 30, 2010	Change	Price Change	Equity, Net of Tax
Trading securities [1]	$5,072,724	25% increase	$6,340,905	$836,999
		25% decrease	$3,804,543	($836,999)
Available-for-sale [2]	$3,028,034	25% increase	$3,785,043	$499,626
		25% decrease	$2,271,026	($499,626)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

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
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited U.S. Global Investors, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of U.S. Global Investors, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 and our report dated September 9, 2010, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas September 9, 2010

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc.’s at June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Global Investors, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2010, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas September 9, 2010

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$23,837,479	$20,303,594
Trading securities, at fair value	5,072,724	4,511,497
Receivables
Mutual funds	3,065,100	2,629,351
Offshore clients	29,070	37,399
Income tax	—	1,051,288
Employees	1,885	5,434
Other	152,930	120,440
Prepaid expenses	756,394	584,214
Deferred tax asset	200,129	645,768

Total Current Assets	33,115,711	29,888,985

Net Property and Equipment	3,906,712	3,773,121

Other Assets
Deferred tax asset, long term	933,241	955,075
Investment securities available-for-sale, at fair value	3,028,034	2,536,665

Total Other Assets	3,961,275	3,491,740

Total Assets	$40,983,698	$37,153,846

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$174,690	$137,428
Accrued compensation and related costs	1,701,255	1,168,199
Dividends payable	921,514	—
Other accrued expenses	1,994,367	1,220,225

Total Current Liabilities	4,791,826	2,525,852

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,445 shares and 13,819,673 shares at June 30, 2010, and June 30, 2009, respectively	346,561	345,492
Common stock (class B) — $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Convertible common stock (class C) — $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,103 shares and 2,091,875 shares at June 30, 2010, and June 30, 2009, respectively	51,828	52,297
Additional paid-in-capital	15,136,537	14,628,431
Treasury stock, class A shares at cost; 573,764 and 618,920 shares at June 30, 2010, and June 30, 2009, respectively	(1,343,397)	(1,449,124)
Accumulated other comprehensive income, net of tax	555,352	352,334
Retained earnings	21,444,991	20,698,564

Total Shareholders’ Equity	36,191,872	34,627,994

Total Liabilities and Shareholders’ Equity	$40,983,698	$37,153,846

The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended June 30,
	2010	2009	2008
Revenues
Mutual fund advisory fees	$21,163,003	$16,764,376	$39,518,557
Transfer agent fees	5,349,942	5,942,071	8,454,871
Distribution fees	5,292,629	2,867,040	—
Administrative services fees	1,797,063	1,214,624	—
Other advisory fees	400,663	924,363	6,537,775
Investment income (loss)	979,115	(4,616,522)	1,447,454
Other	47,738	44,317	80,590

	35,030,153	23,140,269	56,039,247

Expenses
Employee compensation and benefits	11,913,038	10,017,001	13,607,601
General and administrative	6,849,456	8,695,766	6,805,085
Platform fees	5,582,627	4,946,250	9,048,571
Advertising	1,291,824	406,955	488,217
Subadvisory fees	563,035	2,414,511	9,223,309
Depreciation	321,416	270,334	284,237

	26,521,396	26,750,817	39,457,020

Income (Loss) Before Income Taxes	8,508,757	(3,610,548)	16,582,227
Provision for Federal Income Taxes
Tax expense (benefit)	3,159,472	(1,372,969)	5,745,417

Net Income (Loss)	5,349,285	(2,237,579)	10,836,810
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	203,018	677,731	(256,701)
Less: reclassification adjustment for gains included in net income	—	—	(63,107)

Comprehensive Income (Loss)	$5,552,303	$(1,559,848)	$10,517,002

Basic Net Income (Loss) per Share	$0.35	$(0.15)	$0.71

Diluted Net Income (Loss) per Share	$0.35	$(0.15)	$0.71

Basic weighted average number of common shares outstanding	15,339,038	15,275,962	15,246,710
Diluted weighted average number of common shares outstanding	15,341,820	15,275,962	15,275,441
The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common	Common	Additional		Other	Retained
	Stock	Stock	Paid-in	Treasury	Comprehensive	Earnings
	(class A)	(class C)	Capital	Stock	Income (Loss)	(Deficit)	Total
Balance at June 30, 2007 (13,620,625 shares of class A; 2,290,923 shares of class C)	$340,516	$57,273	$13,352,728	$(1,640,792)	$(5,589)	$18,991,066	$31,095,202
Purchases of stock under ESPP of 11,347 shares of Common Stock (class A)	—	—	137,708	53,442	—	—	191,150
Conversion of 196,644 shares of class C common stock for class A common stock	4,916	(4,916)	—	—	—	—	—
Recognition of current year portion of deferred compensation and related tax benefit	—	—	228,504	—	—	—	228,504

Dividends paid	—	—	—	—	—	(3,218,283)	(3,218,283)

Stock bonuses	—	—	71,004	24,931	—	—	95,935

Stock-based compensation expense	—	—	324,234	—	—	—	324,234
Unrealized loss on securities available-for-sale and reclassification (net of tax)	—	—	—	—	(319,808)	—	(319,808)

Net Income	—	—	—	—	—	10,836,810	10,836,810

Balance at June 30, 2008 (13,817,269 shares of class A; 2,094,279 shares of class C)	345,432	52,357	14,114,178	(1,562,419)	(325,397)	26,609,593	39,233,744
Purchases of stock under ESPP of 27,900 shares of Common Stock (class A)	—	—	114,161	73,659	—	—	187,820
Conversion of 2,404 shares of class C common stock for class A common stock	60	(60)	—	—	—	—	—

Dividends paid	—	—	—	—	—	(3,673,450)	(3,673,450)

Stock bonuses	—	—	74,260	39,636	—	—	113,896

Stock-based compensation expense	—	—	325,832	—	—	—	325,832
Unrealized gain on securities available-for-sale (net of tax)	—	—	—	—	677,731	—	677,731

Net loss	—	—	—	—	—	(2,237,579)	(2,237,579)

Balance at June 30, 2009 (13,819,673 shares of class A; 2,091,875 shares of class C)	345,492	52,297	14,628,431	(1,449,124)	352,334	20,698,564	34,627,994
Purchases of stock under ESPP of 21,556 shares of Common Stock (class A)	—	—	154,926	50,470	—	—	205,396
Conversion of 18,772 shares of class C common stock for class A common stock	469	(469)	—	—	—	—	—
Exercise of 24,000 options for Common Stock (class A)	600	—	116,149	—	—	—	116,749

Dividends declared	—	—	—	—	—	(4,602,858)	(4,602,858)

Stock bonuses	—	—	183,640	55,257	—	—	238,897

Stock-based compensation expense	—	—	53,391	—	—	—	53,391
Unrealized gain on securities available-for-sale (net of tax)	—	—	—	—	203,018	—	203,018

Net Income	—	—	—	—	—	5,349,285	5,349,285

Balance at June 30, 2010 (13,862,445 shares of class A; 2,073,103 shares of class C)	$346,561	$51,828	$15,136,537	$(1,343,397)	$555,352	$21,444,991	$36,191,872

.
The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$5,349,285	$(2,237,579)	$10,836,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	321,416	270,334	284,237
Net recognized loss on disposal of fixed assets	98,908	2,074	388
Net recognized loss on securities	60,182	2,456,618	152,325
Provision for deferred taxes	362,889	(2,057,356)	(13,470)
Deferred compensation	—	—	50,000
Benefits from tax deduction in excess of stock-based compensation expense	—	—	(178,504)
Stock bonuses	238,897	113,896	95,935
Stock-based compensation expense	53,391	325,832	324,234
Changes in assets and liabilities, impacting cash from operations:
Accounts receivable	594,927	4,970,483	5,852,161
Prepaid expenses	(172,180)	44,576	138,989
Trading securities	(619,825)	2,480,346	(906,468)
Accounts payable and accrued expenses	1,344,460	(3,328,293)	(2,326,751)

Total adjustments	2,283,065	5,278,510	3,473,076

Net Cash Provided by Operations	7,632,350	3,040,931	14,309,886

Cash Flows from Investing Activities
Purchase of property and equipment	(554,933)	(1,667,133)	(402,733)
Proceeds from sale of fixed assets	1,017	—	—
Purchase of available-for-sale securities	(230,493)	(2,719,649)	(895,153)
Return of capital on investment	45,121	—	—
Proceeds on sale of available-for-sale securities	22	—	117,284

Net Cash Used in Investing Activities	(739,266)	(4,386,782)	(1,180,602)

Cash Flow from Financing Activities
Benefits from tax deduction in excess of stock-based compensation expense	—	—	178,504
Exercise of stock options	116,749	—	—
Issuance of common stock	205,396	187,820	191,150
Dividends paid	(3,681,344)	(3,673,450)	(3,218,283)

Net Cash Used in Financing Activities	(3,359,199)	(3,485,630)	(2,848,629)

Net Increase (Decrease) in Cash and Cash Equivalents	3,533,885	(4,831,481)	10,280,655
Beginning Cash and Cash Equivalents	20,303,594	25,135,075	14,854,420

Ending Cash and Cash Equivalents	$23,837,479	$20,303,594	$25,135,075

Supplemental Disclosures of Cash Flow
Cash paid for interest	—	—	—
Cash paid for income taxes	$1,365,000	$2,655,000	$6,950,000
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
U.S. Global formed the following companies to provide supplementary services to USGIF: United Shareholder Services, Inc. (“USSI”) and U.S. Global Brokerage, Inc. (“USGB”).
The Company formed two subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Guernsey) Limited (“USGG”), incorporated in Guernsey, and U.S. Global Investors (Bermuda) Limited (“USBERM”), incorporated in Bermuda.
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
Security Investments. The Company accounts for its investments in securities in accordance with ASC 320 Investments — Debt and Equity Securities (formerly Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities). The Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date.
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
The Company evaluates its investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the credit related decline as a realized loss in the Consolidated Statements of Operations and Comprehensive Income and a revised GAAP cost basis for the security is established. For available-for-sale securities with declines in value deemed other than temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income.
The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.
Advisory Receivables. Advisory receivables consist primarily of monthly advisory, transfer agent and other fees owed to the Company by USGIF as well as receivables related to offshore investment advisory fees.
Property and Equipment. Fixed assets are recorded at cost. Depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 14 to 40 years.
Treasury Stock. Treasury stock purchases are accounted for under the cost method. The subsequent issuances of these shares are accounted for based on their weighted-average cost basis.
Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment). Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
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
The Company accounts for income taxes in accordance with ASC 740 Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued a standard (formerly Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to uncertainty in income taxes. The Company adopted this standard on July 1, 2007. There were no transactions recorded as a result of adopting this standard for the year ended June 30, 2008. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2005 through 2009 remain open to examination by the tax jurisdictions to which the Company is subject.
Revenue Recognition. The Company earns substantially all of its revenues from advisory, administrative, distribution and transfer agency services. Mutual fund advisory, administrative and distribution fees are calculated as a percentage of assets under management and are recorded as revenue as services are performed. Offshore advisory client contracts provide for monthly management fees, in addition to a quarterly performance fees. Effective October 1, 2009, the advisory contract for the USGIF equity funds provides for a performance fee on the base advisory fee that will calculated and recorded monthly. Transfer agency fees are calculated using a charge based upon the number of shareholder accounts serviced as well as transaction and activity-based fees. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of any fee waivers.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. (“EFC”) as the adviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio, and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.

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
Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. Net advertising expenditures were approximately $1,292,000, $407,000, and $488,000, during fiscal 2010, 2009, and 2008, respectively.
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
Earnings Per Share. The Company computes and presents earnings per share in accordance with ASC 260 Earnings Per Share (formerly SFAS No. 128, Earnings Per Share). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. The Company has two classes of common stock with outstanding shares. Both classes share equally in dividend and liquidation preferences.
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
In June 2009, the FASB removed the concept of a qualifying special-purpose entity and removed the exception from applying in consolidation of variable interest entities to qualifying special-purpose entities in ASC 860 Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). This standard is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management does not believe that adoption of this standard will have a material impact on the Company’s consolidated financial statements.
Effective for both interim and annual periods as of the beginning of each reporting entity’s first annual report period beginning after November 15, 2009, enterprises are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, in accordance with ASC 810 Consolidation (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). Management does not believe that adoption of this standard will have a material impact on the Company’s consolidated financial statements.
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
On February 24, 2010, the FASB issued an update to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. Effective upon issuance, the update exempts SEC filers from disclosing the date through which subsequent events have been evaluated. As the update affected disclosure only, the adoption of the update did not have an impact on the Company’s consolidated financial statements.
Note 3. Investments
As of June 30, 2010, the Company held investments with a fair value of approximately $8.10 million and a cost basis of approximately $8.15 million.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income. Substantially all of the cash and cash equivalents included in the balance sheet at June 30, 2010, and June 30, 2009, are invested in USGIF money market funds.
Investments in securities classified as available-for-sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.

Investment Activity
The following table summarizes investment activity over the last three fiscal years:

	Year-Ended June 30,
	2010	2009	2008
Realized losses on sale of trading securities	$(58,598)	$—	$(249,099)
Trading securities, at cost	5,963,272	6,276,578	6,275,478
Trading securities, at fair value [1]	5,072,724	4,511,497	6,991,843
Net change in unrealized gains (losses) on trading securities (included in earnings)	874,533	(2,481,446)	372,147
Available-for-sale securities, at cost	2,186,591	2,002,826	1,739,795
Available-for-sale securities, at fair value [1]	3,028,034	2,536,665	1,246,769
Gross realized gains on sale of available-for-sale securities	22	—	96,774
Gross realized losses on available-for-sale securities	—	—	—
Gross unrealized gains recorded in shareholders’ equity	860,621	598,458	21,769
Gross unrealized losses recorded in shareholders’ equity	(19,178)	(64,619)	(514,795)
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	(1,606)	(2,456,618)	—

[1]	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Year-Ended June 30,
Investment Income (Loss)	2010	2009	2008
Realized losses on sales of trading securities	$(58,598)	$—	$(249,099)
Realized gains on sales of available-for-sale securities	22	—	96,774
Unrealized gains (losses) on trading securities	874,533	(2,481,446)	372,147
Realized foreign currency losses	(561)	(47,593)	(21,407)
Other-than-temporary declines in available-for-sale securities	(1,606)	(2,456,618)	—
Dividend and interest income	165,325	369,135	1,249,039

Total Investment Income (Loss)	$979,115	$(4,616,522)	$1,447,454

Unrealized Losses
The following table summarizes equity investments that are in an unrealized loss position at each balance sheet date, categorized by how long they have been in a continuous loss position. These investments do not include trading securities or those available-for-sale securities with declines in value deemed other than temporary as their unrealized losses are recognized in earnings.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Fiscal Year	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2010	$185,766	$19,178	$—	$—	$185,766	$19,178
2009	$379,450	$64,619	$—	$—	$379,450	$64,619
Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.
Fair Value Hierarchy
Accounting Standards Codification (ASC) 820, Fair Value Measurement and Disclosures (formerly SFAS 157), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.
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
The following table presents fair value measurements, as of June 30, 2010, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
			Significant
	Quoted	Significant	Unobservable
	Prices	Other Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Common stock	$113	$8	$—	$121
Mutual funds	3,899	—	—	3,899
Offshore fund	—	1,053	—	1,053

Total trading securities	4,012	1,061	—	5,073

Available-for-sale securities
Common stock	1,455	—	—	1,455
Venture capital investments	—	—	267	267
Mutual funds	1,306	—	—	1,306

Total available-for-sale securities	2,761	—	267	3,028

Total Investments	$6,773	$1,061	$267	$8,101

Approximately 84 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 13 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining three percent are Level 3 inputs.
In Level 2, the Company has an investment in an offshore fund with a fair value of approximately $1,052,928 that invests in companies in the energy and natural resource sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

During the quarter ended March 31, 2010, the two venture capital investments were transferred into Level 3. U.S. Global held investments in three securities with a value of zero and two venture capital investments that were measured at fair value using significant unobservable inputs (Level 3) at June 30, 2010.
The Company has a venture capital investment with a fair value of approximately $149,000 that primarily invests in companies in the energy and precious metals sectors. The Company may redeem this investment at the end of a calendar quarter after providing a written redemption notice at least thirty days prior, and the redemption prices are subject to a discount from the net value of the dealer bid prices or estimated liquidation value at the time of redemption. It is estimated that the underlying assets would be liquidated within the next three years. The Company also has a venture capital investment with a fair value of approximately $118,000 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of June 30, 2010, the Company has an unfunded commitment of $125,000 related to this investment.
The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized inputs to determine fair value:
Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Year Ended June 30, 2010 (in thousands)

Venture Capital
Investments
Beginning Balance	$—
Return of capital	(3)
Total gains or losses (realized/unrealized)	—
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(17)
Purchases, issuances, and settlements	63
Transfers in and/or out of Level 3	224

Ending Balance	$267

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
A special meeting of shareholders of USGIF and U.S. Global Accolade Funds (“USGAF”) was held on September 23, 2008, to consider several proposals. The new proposals were approved effective October 1, 2008, and included (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the Funds, (iii) a new distribution plan for the nine equity USGIF funds under which USGB is paid a fee at an annual rate of 0.25 percent of the average daily net assets of each Fund, and (iv) administrative services that were part of the previous advisory agreement were removed and became the subject of a separate agreement. With respect to four equity Funds, the new advisory agreement increased the base advisory fee and changed the advisory fee breakpoints. Under the new administrative services agreement, the Funds no longer reimburse the Company for certain legal and administrative services, but instead pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each Fund for administrative services provided by the Company to USGIF. The Company incurred a total of $3.7 million in merger-related costs.
The new advisory agreement for the nine equity Funds provides for a base advisory fee that, beginning in October 2009, is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2010 (the first fiscal year in which these performance fees were recorded) the Company adjusted its base advisory fees upwards by $168,534.
Prior to October 1, 2008, the Company voluntarily waived or reduced its fees and/or agreed to pay expenses on seven of thirteen Funds. Effective October 1, 2008, the Company contractually agreed to cap the expenses of all thirteen Funds through September 30, 2009. Thereafter, these caps will continue on a modified and voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company were approximately $3,507,000, $5,790,000, and $1,570,000, in 2010, 2009, and 2008, respectively.
The above waived fees includes amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse U.S. Treasury Securities Cash Fund and U.S. Government Securities Savings Fund to the extent necessary to maintain the respective Fund’s yield at a certain level as determined by the Company (Minimum Yield). Reflecting increased demand in the market for government securities, yields on such products have decreased to record lows. For the fiscal year ended June 30, 2010, fees waived and/or expenses reimbursed as a result of this agreement were $880,436 and $591,969 for the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund, respectively. The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the Funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the Funds’ yield to fall below the Minimum Yield. Thus, $170,642 of these waivers are recoverable by the Company through December 31, 2011, $1,047,980 through December 31, 2012, and $807,200 through December 31, 2013. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.
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

Note 5. Property and Equipment
Property and equipment are composed of the following:

	June 30,
	2010	2009
Building and land	$4,634,980	$4,319,142
Furniture, equipment, and other	1,959,122	1,914,639

	6,594,102	6,233,781
Accumulated depreciation	(2,687,390)	(2,460,660)

Net property and equipment	$3,906,712	$3,773,121

Depreciation expense totaled $321,416, $270,334, and $284,237, in 2010, 2009, and 2008, respectively.
Note 6. Other Accrued Expenses
Other accrued expenses consist of the following:

	June 30,
	2010	2009
Vendors payable	$799,428	$281,326
Platform fees	498,369	458,303
Taxes payable	367,141	98,646
Legal, professional and consulting fees	288,997	327,369
Subadvisory fees	40,305	39,234
Other	127	15,347

Other accrued expenses	$1,994,367	$1,220,225

Note 7. Borrowings
As of June 30, 2010, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement was renewed effective April 30, 2010, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The amended credit agreement will expire on May 31, 2011, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2010, the credit facility remains unutilized by the Company.
Note 8. Lease Commitments
The Company has obligations under operating leases with initial non-cancelable terms in excess of one year for computers and equipment. Lease expenses totaled $454,806, $433,007, and $372,021, in fiscal years 2010, 2009, and 2008, respectively. Minimum non-cancelable lease payments required under operating leases for the years subsequent to June 30, 2010, are as follows:

Fiscal Year	Amount
2011	$227,036
2012	191,194
2013	176,713
2014	40,452
2015	—

Total	$635,395

Note 9. Benefit Plans
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100% of participants’ contributions up to the first 3% of compensation, and 50% of the next 2% of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $246,556, $221,483, and $240,347, for fiscal years 2010, 2009, and 2008, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. The Company made profit sharing contributions of $300,000, $0, and $400,000, in fiscal years 2010, 2009 and 2008, respectively.
The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which a majority of employees have accepted. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing UGMA accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $73,312, $69,575, and $76,522, in fiscal years 2010, 2009, and 2008, respectively.
The Company has a plan, subject to a current registration statement, whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contributions up to 3% of gross salary. During fiscal years 2010, 2009, and 2008, employees purchased 21,556; 27,900, and 11,147 shares of treasury stock from the Company, respectively.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2010.
Note 10. Shareholders’ Equity
The monthly dividend of $0.02 is authorized through December 2010 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.
During the fiscal years ended June 30, 2010, 2009, and 2008, the Company did not purchase any of its class A common stock.
During the years ended June 30, 2010, 2009, and 2008, the Company granted 7,200; 13,300, and 6,700 shares of class A common stock to certain employees at a weighted average fair value on grant date of $12.62, $8.59, and $13.85.
The Company granted 2,400; 3,900, and 1,200 shares of class A common stock at a weighted average fair value of $11.00, $8.65 and $16.27 to its non-employee Directors in fiscal years 2010, 2009, and 2008, respectively.
Shareholders of class C shares are allowed to convert to class A. During fiscal years 2010, 2009 and 2008, 18,772; 2,404 and 196,644 shares, respectively, were converted from class C to class A.
In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. As of June 30, 2010, there were no options outstanding under the 1989 Plan.
In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. During the fiscal year ended June 30, 2008, three options for a total of 20,300 shares were granted with a fair value, net of tax, of $155,637. Of the 20,300 shares granted in fiscal 2008, 10,000 options will vest over two years, with 50 percent vesting on the first and second anniversary dates, and 10,300 options will vest over five years, with 20 percent vesting on each of the first through fifth anniversary dates. No options were granted in fiscal year 2009. One option for 2,000 shares was granted in fiscal year 2010 with a fair value, net of tax, of $11,537. The option will vest over two years, with 50 percent vesting on the first and second anniversary dates.
The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for options granted in fiscal 2010 and 2008, respectively: expected volatility factor based on historical volatility of 81% and 55%, risk-free interest rate of 3.7% and 5.0%, and an expected life of 10 years for all options granted.
Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	in Yrs	(net of tax)
Outstanding June 30, 2007	57,000	$11.65
Granted	20,300	$19.30
Exercised	—	$—
Forfeited	—	$—

Outstanding June 30, 2008	77,300	$13.66
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding June 30, 2009	77,300	$13.66
Granted	2,000	$12.31
Exercised	24,000	$0.75
Forfeited	—	$—

Outstanding June 30, 2010	55,300	$19.21	6.92	$520,663
As of June 30, 2010, 2009, and 2008, exercisable employee stock options totaled 47,120, 64,060, and 45,500 shares and had weighted average exercise prices of $19.50, $12.49, and $8.34 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2010, were as follows:

	Options Outstanding				Options Exercisable
				Weighted		Weighted
	Date of			Average		Average
	Option	Number	Remaining	Exercise	Number	Option Price
	Grant	Outstanding	Life in Years	Price ($)	Exercisable	($)
1997 Plan	02/24/06	10,000	5.65	$7.69	10,000	$7.69
Class A	06/20/07	23,000	6.97	$24.74	23,000	$24.74
	10/03/07	20,000	7.26	$19.36	14,000	$19.36
	11/27/07	300	7.41	$15.59	120	$15.59
	10/07/09	2,000	9.27	$12.31	—	$12.31

		55,300	6.92	$19.21	47,120	$19.50

Note 11. Income Taxes
The current deferred tax asset primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities, as well as unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other than temporary impairments on available-for-sale securities.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at June 30, 2010, 2009, or 2008, respectively.
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year ended June 30,
	2010	% of Pretax	2009	% of Pretax	2008	% of Pretax
Tax expense (benefit) at statutory rate	$2,892,977	34.0%	$(1,227,586)	34.0%	$5,770,222	34.8%
Other	266,495	3.1%	(145,383)	4.0%	(24,805)	-0.2%

Total tax expense (benefit)	$3,159,472	37.1%	$(1,372,969)	38.0%	$5,745,417	34.6%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
	2010	2009	2008
Current tax expense	$2,796,583	$684,387	$5,758,887
Deferred tax expense (benefit)	362,889	(2,057,356)	(13,470)

Total tax expense (benefit)	$3,159,472	$(1,372,969)	$5,745,417

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective statutory tax rate (34.0% for 2010 and 2009) are as follows:

	Year ended June 30,
	2010	2009
Book/tax differences in the balance sheet
Available-for-sale securities	$621,688	$883,971
Trading securities	302,786	600,128
Stock-based compensation expense	263,597	245,444
Accrued expenses	127,680	73,664
Capital loss carryover	36,288	16,886
Accumulated depreciation	11,667	(32,983)
Prepaid expenses	(230,336)	(186,267)

Net deferred tax asset	$1,133,370	$1,600,843

Note 12. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2010	2009	2008
Basic and diluted net income (loss)	$5,349,285	$(2,237,579)	$10,836,810
Weighted average number of outstanding shares
Basic	15,339,038	15,275,962	15,246,710
Effect of dilutive securities
Employee stock options	2,782	—	28,731

Diluted	15,341,820	15,275,962	15,275,441

Earnings (loss) per share
Basic	$0.35	($0.15)	$0.71

Diluted	$0.35	($0.15)	$0.71

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the year ended June 30, 2010, employee stock options for 45,300 shares were excluded from diluted EPS. For year ended June 30, 2009, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss. For the year ended June 30, 2008, employee stock options for 20,300 shares were excluded from diluted EPS. The Company did not repurchase any shares of its class A common stock from employees during fiscal 2010, 2009 or 2008. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

Note 13. Comprehensive Income
The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax		Net-of-Tax
	Amount	Tax Effect	Amount
June 30, 2008
Unrealized gains (losses) on available-for- sale securities	$(388,831)	$132,130	$(256,701)
Less: reclassification adjustment for gains included in net income	(95,617)	32,510	(63,107)

Other comprehensive income	$(484,448)	$164,640	$(319,808)

June 30, 2009
Unrealized gains (losses) on available-for- sale securities	1,026,865	(349,134)	677,731

Other comprehensive income	$1,026,865	$(349,134)	$677,731

June 30, 2010
Unrealized gains (losses) on available-for- sale securities	307,603	(104,585)	203,018

Other comprehensive income	$307,603	$(104,585)	$203,018

Note 14. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Year ended June 30, 2008
Net revenues	$55,830,808	$208,439	$56,039,247

Net income before income taxes	16,394,399	187,828	16,582,227

Depreciation	284,237	—	284,237

Capital expenditures	402,733	—	402,733

Year ended June 30, 2009
Net revenues (expenses)	$28,089,495	$(4,949,226)	$23,140,269

Net income (loss) before income taxes	1,350,730	(4,961,278)	(3,610,548)

Depreciation	270,334	—	270,334

Capital expenditures	1,667,133	—	1,667,133

Year ended June 30, 2010
Net revenues	$34,216,362	$813,791	$35,030,153

Net income before income taxes	7,711,472	797,285	8,508,757

Depreciation	321,416	—	321,416

Capital expenditures	554,933	—	554,933

Gross identifiable assets at June 30, 2010	31,731,357	8,118,971	39,850,328
Deferred tax asset			1,133,370

Consolidated total assets at June 30, 2010			$40,983,698

Note 15. Related Party Transactions
At June 30, 2010, 2009, and 2008, respectively, the Company had $30.0 million, $25.8 million and $30.9 million at fair value invested in USGIF and offshore clients the Company advises, and these amounts were included in the balance sheet in cash and cash equivalents and trading securities. The Company recorded $102,132, $309,562 and $1,083,081 in dividend income and ($124,569), ($805,929) and $508,159 in net unrealized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2010, 2009 and 2008, respectively. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, administrative fees, distribution fees, transfer agent fees, and out-of-pocket expenses, net of amounts payable to the mutual funds. Frank Holmes, a director and Chief Executive Officer of the Company, is a trustee of USGIF.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $262,789, $171,008 and $538,375 for the years ended June 30, 2010, 2009, and 2008, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is a director of Meridian Global Gold and Resources Fund Ltd, and Meridian Fund Managers Ltd., the manager of the Meridian Global Gold and Resources Fund Ltd.
The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any,

based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $137,874, $92,093 and $659,632 for the years ended June 30, 2010, 2009 and 2008, respectively. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd. and Meridian Fund Managers Ltd., the manager of the Meridian Global Energy and Resources Fund Ltd. In addition, the Company has an investment in the Meridian Global Energy and Resources Fund Ltd. with a value of approximately $1,052,928 at June 30, 2010.
On November 6, 2008, effective immediately, the Company terminated its relationship with EFC as the subadviser to EFC’s equity portfolio. The Company provided investment advisory services to EFC. The Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded fees totaling $661,262 and $5,326,438 in fiscal 2009 and 2008, respectively. Since the contract was terminated prior to the end of fiscal year 2009, no performance fees were recorded in fiscal year 2009 and no advisory or performance fees were recorded in fiscal year 2010. Mr. Holmes was the Chairman of the Board of Directors of EFC from October 2005 until November 6, 2008. The Company has an investment in EFC at June 30, 2010, with a value of approximately $648,920, recorded as an available-for-sale security.
The Company owns a position in Charlemagne Capital Limited at June 30, 2010, valued at approximately $798,966 and recorded as an available-for-sale security. Charlemagne Capital (IOM) Limited (“Charlemagne”), a wholly-owned subsidiary of Charlemagne Capital Limited, specializes in emerging markets and is the non-discretionary subadviser to the Eastern European Fund and Global Emerging Markets Fund, two funds in USGIF.
Note 16. Contingencies and Commitments
The Company continuously reviews all investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.
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
The Board has authorized a monthly dividend of $0.02 per share through December 2010, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2010 to December 2010 will be approximately $1,840,000.
Note 17. Subsequent Events
The Company has evaluated subsequent events that occurred after June 30, 2010, through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

Note 18. Selected Quarterly Financial Data (Unaudited)
Note that some rows may not add to the correct annual total due to rounding.

Fiscal 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$8,029	$9,029	$9,361	$8,611
Expenses	5,651	6,720	7,078	7,072
Income before taxes	2,378	2,309	2,283	1,539
Net income	1,397	1,508	1,474	970
Comprehensive income	1,591	1,587	1,629	745
Earnings per share:
Basic	$0.09	$0.10	$0.10	$0.06
Diluted	$0.09	$0.10	$0.10	$0.06

Fiscal 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$8,847	$2,826	$4,993	$6,474
Expenses	11,576	5,319	4,628	5,228
Income (loss) before taxes	(2,729)	(2,493)	365	1,246
Net income (loss)	(1,845)	(1,683)	328	962
Comprehensive income (loss)	(2,097)	(1,106)	305	1,338
Earnings (loss) per share:
Basic	$(0.12)	$(0.11)	$0.02	$0.06
Diluted	$(0.12)	$(0.11)	$0.02	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the Company’s assessment, management believes that, as of June 30, 2010, the Company’s management has maintained effective internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, has been audited by BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Their report appears on page 29.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the year ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
None.

Part III of Annual Report on Form 10-K
Item 10. Directors, Executive Officers and Corporate Governance
The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E. Holmes	55	Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served as Trustee of U.S. Global Investors Funds since August 1989 and Trustee of U.S. Global Accolade Funds from April 1993 to October 2008. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006 and Chairman of Endeavour Financial Corp. from October 2005 to November 2008. Mr. Holmes has served as Director of 71316 Ontario, Inc. since April 1987 and Director, President, and Secretary of F.E. Holmes Organization, Inc. since July 1978.

Jerold H. Rubinstein	72	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Board member and Chairman of the Audit Committee of CKR since June 2006. Chief Executive Officer and founder of Music Imaging & Media, Inc. from July 2002 to present.

Roy D. Terracina	64	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Chairman of the Board of Our Lady of the Lake University since May 2010.

Thomas F. Lydon, Jr.	50	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Member of the Advisory Board of Rydex Series Trust since January 1999.

Susan B. McGee	51	President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	50	Chief Financial Officer of the Company since August 2004. Controller of the Company from April 2004 until August 2004. Since April 2004, Ms. Rademacher has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.
None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.
The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), the exception being Frank Holmes who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2010 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.
The Board of Directors held six meetings over the past fiscal year. All incumbent directors attended 75% or more of the Board meetings and meetings of the committees on which they served during the last fiscal year. Directors are encouraged to attend the Annual Meeting of Shareholders. One director, Mr. Holmes, attended the 2010 Annual Meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below

Independent Directors	Audit Committee	Compensation Committee

Roy D. Terracina	Chairman	Member

Thomas F. Lydon, Jr.	Member	Chairman

Jerold H. Rubinstein	Member	Member
Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s internal audit function and independent auditors; complaints relating to the Company’s accounting, internal accounting controls, and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards, and the knowledge and experience he has attained from his service on U.S. Global’s Board.
Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2010, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”), and an audit of the effectiveness of U.S. Global’s internal control over financial reporting in accordance with the standards of the PCAOB, and to issue its reports thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.
The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended, and as adopted by the PCAOB in Rule 3200T. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2010.
Compensation Committee. The Compensation Committee assists the Board of Directors in carrying out its responsibilities with respect to employee qualified benefit plans and employee programs, executive compensation programs, stock option plans, and director compensation programs. The Compensation Committee has broad responsibility for assuring that the Company’s executive officers, including the Company’s Chief Executive Officer, are effectively compensated in terms of salaries, supplemental compensation and benefits that are internally equitable and externally competitive. Additional responsibilities include the review and approval of corporate goals and objectives relevant to the Chief Executive Officer. The Compensation Committee reviews all components of compensation, including salaries, cash incentive plans, long-term incentive plans and various employee benefit matters. The Compensation Committee met three times during the past fiscal year. All incumbent committee members attended 75% or more of the committee meeting on which they served during the last fiscal year.
Compensation Committee Interlocks and Insider Participation. During fiscal year 2010, the Compensation Committee consisted of Roy D. Terracina, Thomas F. Lydon, Jr., and Jerold H. Rubinstein. All members of the Compensation Committee were independent directors, and no member was an employee or former employee. During fiscal year 2010, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Compensation Committee.
Nomination of Directors. Although the Company does not have a standing nominating committee, the Company’s Corporate Governance Guidelines effectively provide guidance on selection and nomination process whenever a vacancy occurs on the Board of Directors. Due to the longevity of service of the current Board of Directors, those Directors have not participated in consideration of director nominees.
The Company believes, generally, that its Board as a whole should encompass a range of talent and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. Whenever a vacancy occurs on the Board of Directors, the Board is responsible for identifying one or more candidates to fill that vacancy, investigating each candidate and evaluating their suitability for service on the Board. The following attributes or qualifications will be considered by the Board in evaluating a person’s candidacy:
•	Management and leadership experience;

•	Skilled and diverse background; and

•	Integrity and professionalism.
The Board is authorized to use any methods it deems appropriate for identifying candidates for Board membership. In addition, candidates recommended by the Company’s stockholders, pursuant to a Director Recommendation Form, are considered in the same manner as other candidates.
The Company’s policy is to have at least a majority of directors qualify as “independent” under the NASDAQ Listing Rules and the Company’s Corporate Governance Guidelines, which are available at the Company’s website at www.usfunds.com.
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
Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2010, its officers and directors, and all of the persons known to it to own more than 10% of its common stock, filed all required reports on a timely basis with the exception of one report for which a Form 4 relating to one transaction was not filed on behalf of Frank Holmes; however, a Form 5 was filed.

Item 11. Executive Compensation
Compensation Discussion and Analysis
     Overview
The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal 2010. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.
We place great significance on our values of performance, teamwork, initiative, responsiveness, focused work ethic and intellectual curiosity. We believe that adherence to these core values will contribute to the long-term success of the Company and our shareholders.
We compete for talent with a large number of investment management and financial services companies, many of which have significantly larger market capitalization than we do. Our relatively small size within the industry, geographic location and lean executive management team provide unique challenges.
     Setting Executive Compensation
The Compensation Committee of our Board of Directors is responsible for reviewing and approving corporate goals and objectives relevant to the CEO, Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The Board appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the Compensation Committee. There are no Compensation Committee interlocks to report. The Compensation Committee has a charter that is available for review on our website at www.usfunds.com by clicking “About Us,” followed by “Investor Relations,” then “Policies and Procedures.”
The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal 2010.

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
In addition to his base salary, Mr. Holmes receives a bonus based on operational earnings, which are substantially derived from assets under management, based on a percentage of operational earnings, and capped at a predetermined dollar amount, as computed for financial reporting purposes in accordance with GAAP (before consideration of this fee).
Mr. Holmes also receives a bonus when our investment team meets their goal of being in the top half of their peer group. The bonus is based on fund performance bonuses paid to the investment team and is in recognition of Mr. Holmes’ creation and oversight of the investment processes and strategy.

In addition, Mr. Holmes receives a percentage of offshore fund management and performance fees in recognition of attracting and managing offshore client accounts, and a percentage of realized gains on investments, offset by realized losses and other-than-temporary write-downs, in recognition of his expertise in managing the investments of the company.
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
     Base Salary
Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal 2010 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.
     Performance-Based Cash and Stock Bonuses
Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee’s annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements. Discretionary cash or stock bonuses are awarded from time to time for such things as completion of critical projects or outstanding performance. During fiscal 2010, stock bonuses totaling $13,100 were awarded to NEOs, which were distributed in fiscal 2010.
Mr. Holmes considers a matrix of factors in reviewing the performance of, and compensation for, the CFO, Catherine Rademacher. Mr. Holmes considers such things as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified Sarbanes-Oxley and audit results, and the cost of living in San Antonio.
In reviewing the performance of and compensation for the President and General Counsel Susan McGee, Mr. Holmes considers a matrix of factors including responsibilities, productivity, hours of work, profitability of the Company, timely and accurate regulatory filings, completion of regulatory examinations, and the cost of living in San Antonio. In addition to her base salary, Ms. McGee, is paid a monthly bonus based on new assets flowing through institutional accounts in recognition of her leadership and strategic guidance of the institutional sales department. Along with other senior management in the marketing and sales departments, Ms. McGee receives a monthly bonus for new accounts for her key role in supervisory responsibilities. Occasionally, Ms. McGee receives discretionary bonuses for special projects such as completion of regulatory exams or managing significant new business relationships.

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
     Stock Option Plans
In November 1989 the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of our class A common stock to directors, officers and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2010, there were no grants of stock options. As of June 30, 2010, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding, and 717,000 options are available for grant.
In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of our class A common stock to directors, officers, and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2010, one option for 2,000 shares was granted. As of June 30, 2010, 576,300 options had been granted, 257,000 shares had been exercised, 264,000 options had expired, 55,300 options remained outstanding, and 87,700 options are available for grant.
     Assessment of Risk
By design the Company’s compensation program for all employees, including executive officers, does not incentivize excessive risk taking. The Company’s base salary component of compensation does not encourage risk-taking because it is a fixed amount. Generally, incentive awards have the following risk-limiting characteristics:
•	Awards are made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance;

•	For executive officers other than Mr. Holmes (who is a significant U.S. Global shareholder), the majority of the award value is delivered in the form of stock that vests over a multiple years, which aligns the interests of executive officers to long-term shareholder interests; and

•	All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines.
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
     401(k) Plan
We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $16,500 in calendar year 2010. An additional “catch-up” pretax contribution of up to $5,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).
     Profit Sharing
The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the Board to authorize a profit sharing contribution. Profit sharing contributions of $300,000 and $0 were made in fiscal years 2010 and 2009, respectively.
     Savings Plans
We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using managed investment companies. Employee contributions to an Individual Retirement Account are matched to a maximum of $100 per month for certain management-level employees, including NEOs, and a maximum of $30 for all other employees. Similarly, certain management-level employees, including NEOs, may contribute to the Tax Free Fund and we will match these contributions up to a maximum of $90 per month. A similar savings plan utilizing UGMA accounts is offered to all employees to save for minor relatives and is matched at a maximum of $15 per month per child.
     Employee Stock Purchase Plan
We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3% of gross salary. During fiscal years 2010, 2009 and 2008, employees purchased 21,556, 27,900, 11,147 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the Board nor NEOs are required to own or purchase a certain number of shares.
The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.
     Perquisites and Other Benefits
We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2010 in the “All Other Compensation” column.
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

Compensation of Named Executive Officers
The following table sets forth for the fiscal year ended June 30, 2010, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.
Summary Compensation Table

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation		Total
Position	Year	($)	($)	($)[1]	($)[2]	($)		($)
Frank E. Holmes	2008	421,800	9,900	50,000	1,169,863	182,822		1,834,385
Chief Executive Officer	2009	421,799	7,900	—	208,229	132,508		770,436
Chief Investment Officer	2010	421,799	9,600	—	683,803	136,715	[3]	1,251,917
Catherine A. Rademacher	2008	96,002	54,540	6,935	—	34,708		192,185
Chief Financial Officer	2009	96,002	58,600	12,390	—	25,897		192,889
	2010	96,000	89,740	6,550	—	28,922	[4]	221,212
Susan B. McGee	2008	256,893	85,200	6,935	240,365	110,202		699,595
President	2009	256,895	271,320	12,390	57,881	122,930		721,416
General Counsel	2010	256,895	74,500	6,550	77,901	136,814	[5]	552,660

[1]	Stock awards consist of restricted stock in the case of Mr. Holmes and grants of stock awards for the other NEOs as indicated. During fiscal year 1999, the board of directors granted Mr. Holmes 1,000,000 pre-split shares of class C common stock to be vested, in equal parts, over a ten-year period beginning July 1, 1998. The final 200,000 shares were fully vested on June 30, 2008.

[2]	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.

[3]	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $69,802 in insurance, (ii) $31,317 in matched contributions, (iii) $12,575 in profit sharing contributions, (iv) $11,118 in memberships, and (v) $11,903 in miscellaneous items.

[4]	Represents amounts paid by us on behalf of Ms. Rademacher as follows: (i) $9,961 in matched contributions, (ii) $9,152 in profit sharing contributions, (iii) $6,223 in memberships, and (iv) $3,586 in miscellaneous items.

[5]	Represents amounts paid us on behalf of Ms. McGee as follows: (i) $71,568 in insurance, (ii) $17,635 in matched contributions, (iii) $16,394 in memberships, (iv) $12,575 in profit sharing contributions, and (iv) $18,642 in miscellaneous items.
The following table supplements the disclosure in the Summary Compensation Table with respect to stock awards made to the named executive officer in the last fiscal year. Columns were omitted if they were not applicable.
Grants of Plan-Based Awards

		All Other Stock	Grant Date Fair
		Awards: Number	Value of Stock and	Grant Date Fair
		of Shares of Stock	Option Awards (per	Value of Stock and
Name	Grant Date	or Units	share)	Option Awards
Frank E. Holmes	—	—	—	—
Catherine A. Rademacher	12/18/2009	500	$13.10	$6,550
Susan B. McGee	12/18/2009	500	$13.10	$6,550

During fiscal year 2010, there were no exercises of stock options, vesting of restricted stock or options outstanding for any of the named executive officers.
The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.
Compensation of Directors
The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the chairman of the Board. Commencing in January 2007, the Company began granting shares of class A common stock to its non-employee directors on a periodic basis. Effective March 2008, the frequency of shares granted changed from 100 shares per quarter to 100 shares per month through February 2010, at which time stock grants were suspended. Director compensation for the fiscal year ended June 30, 2010, is detailed in the table below. Columns that were not applicable were omitted.
Director Compensation

	Fees Earned or Paid
Name	in Cash [1]	Stock Awards [2]	Total
Jerold H. Rubinstein	$92,000	$9,292	$101,292
Roy D. Terracina	$27,000	$9,292	$36,292
Thomas F. Lydon, Jr.	$29,000	$9,292	$38,292

[1]	Includes certain fees earned in fiscal 2010 but paid in fiscal 2011. The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman.

[2]	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal 2010.
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
Class C Common Stock (Voting Stock)
On August 20, 2010, there were 2,073,103 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

	Class C
	Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Frank Holmes	2,064,560	99.59%
7900 Callaghan Road
San Antonio, TX 78229
Class A Common Stock (Nonvoting Stock)
On August 20, 2010, there were 13,291,351 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

	Class A
	Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Royce & Associates, LLC — New York, NY [1]	1,878,300 [1]	14.14%
Kinetics Asset Management, Inc. — New York, NY [2]	792,255 [2]	5.96%
FMR LLC — Boston, MA [3]	752,429 [3]	5.67%
Financial & Investment Management Group — Traverse City, MI [4]	670,683 [4]	5.05%

[1]	Information is from Schedule 13F for the period ending June 30, 2010, filed with the SEC on August 9, 2010.

[2]	Information is from Schedule 13F for the period ending June 30, 2010, filed with the SEC on August 13, 2010.

[3]	Information is from Schedule 13F for the period ending June 30, 2010, filed with the SEC on August 16, 2010.

[4]	Information is from Schedule 13F for the period ending June 30, 2010, filed with the SEC on July 22, 2010.

Security Ownership of Management
The following table sets forth, as of August 20, 2010, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
	Common Stock		Common Stock
	Number		Number
Beneficial Owner	of Shares	%	of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.59%	244,713	1.84%
Catherine A. Rademacher, CFO	—	—	16,409	0.12%
Susan B. McGee, President, General Counsel	—	—	74,701	0.56%
Jerold H. Rubinstein, Director	—	—	3,300	0.02%
Roy D. Terracina, Director	—	—	37,300	0.28%
Thomas F. Lydon, Jr., Director	—	—	3,300	0.02%

All directors and executive officers as a group (six persons)	2,064,560	99.59%	379,723	2.86%

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	—	—	717,000
1997 Non-Qualified Stock Option Plan [2]	55,300	$19.21	87,700
Employee Stock Purchase Plan [3]	N/A	N/A	124,068

Total	55,300		928,768

[1]	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

[2]	Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

[3]	The Company has adopted a stock purchase plan to provide eligible employees of the Company an opportunity to purchase common stock of the Company. There are authorized shares of treasury stock reserved for issuance under the plan for which a registration statement was filed. The Company contributes on behalf of each participant an amount equal to lesser of (i) the aggregate amount of the participant’s payroll deductions the purchase period, or (ii) 3% of the participant’s base compensation during the purchase period.
Item 13. Certain Relationships and Related Transactions, and Director Independence
U.S. Global is invested in several of the mutual funds it manages. There is incorporated in this Item 13 those items appearing under Note 15 to the Consolidated Financial Statements and filed as a part of this report. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2010, and 2009, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
	2010	2009
Audit fees [1]	$354,009	$371,706
Audit-related fees [2]	10,300	35,050
Tax fees [3]	34,250	27,400
All other fees [4]	—	16,936

Total fees	$398,559	$451,092

[1]	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

[2]	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and fees related to the audit of the Employee Stock Purchase Plan.

[3]	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.

[4]	Other Fees consists of fees related to contract review.
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
All services provided by BDO USA, LLP in the fiscal years ended June 30, 2010, and 2009 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Financial Statements
The Consolidated Financial Statements including:
•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets as of June 30, 2010 and 2009

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2010

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2010

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2010

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
None.
3. Exhibits

3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarterly report ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817).

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076).

10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.2	Amended and Restated Transfer Agency Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and United Shareholder Services, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.3	Amended and Restated Administrative Services Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.4	Amended and Restated Distribution Plan Pursuant to Rule 12b-1 Plan, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.5	Amended and Restated Distribution Agreement dated March 4, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 107 filed April 30, 2010 (EDGAR Accession No. 0001104659-10-024038).

10.6	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.7	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.8	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.9	Line of Credit Note dated June 3, 2005, between the Company and JP Morgan Chase Bank N.A., incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for fiscal year ended June 30, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.10	Reserved

10.11	Reserved

10.12	Amendment dated February 26, 2009 to Credit Agreement dated June 3, 2005, and Line of Credit Note dated February 26, 2009 by and between the Company and JP Morgan Chase Bank N.A., incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

10.13	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended May 9, 2005, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012469).

10.14	Registration statement for the U.S. Global Investors, Inc. 401(k) Plan, as amended January 1, 2007, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012468).

10.15	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended April 28, 2009, incorporated by reference, filed April 30, 2009 (EDGAR Accession No. 0000950134-09-008950).

10.16	Note Modification Agreement dated April 30, 2010 by and between the Company and JPMorgan Chase Bank, N.A., included herein.

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 23, 2009, incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

14.02	Code of Ethics, adopted June 28, 1989, and amended December 12, 2008, incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

21	List of Subsidiaries of the Company, included herein.

23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.

Signatures
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.
	By:	/s/ Frank E. Holmes
Frank E. Holmes
Date: September 9, 2010		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 9, 2010

* /s/ Thomas F. Lydon, Jr. Thomas F. Lydon, Jr.	Director	September 9, 2010

* /s/ Jerold H. Rubinstein Jerold H. Rubinstein	Chairman, Board of Directors	September 9, 2010

* /s/ Roy D. Terracina Roy D. Terracina	Director	September 9, 2010

/s/ Catherine A. Rademacher Catherine A. Rademacher	Chief Financial Officer	September 9, 2010

*BY: /s/ Susan B. McGee Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		September 9, 2010