Form 10-Q
period 2010-09-30
U S GLOBAL INVESTORS INC
filed 2010-11-03
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010
OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

7900 Callaghan Road
San Antonio, Texas	78229-1234
(Address of Principal Executive Offices)	(Zip Code)
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
YES [   ]                           NO [X]
On October 31, 2010, there were 13,862,445 shares of Registrant’s class A nonvoting common stock issued and 13,298,885 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,103 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 1 of 23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

Assets	September 30,	June 30,
	2010	2010
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$24,204,643	$23,837,479
Trading securities, at fair value	5,527,869	5,072,724
Receivables
Mutual funds	3,109,718	3,065,100
Offshore clients	109,025	29,070
Employees	2,673	1,885
Other	7,274	152,930
Prepaid expenses	588,440	756,394
Deferred tax asset	154,440	200,129

Total Current Assets	33,704,082	33,115,711

Net Property and Equipment	3,745,310	3,906,712

Other Assets
Deferred tax asset, long term	564,727	933,241
Investment securities available-for-sale, at fair value	3,738,240	3,028,034

Total Other Assets	4,302,967	3,961,275

Total Assets	$41,752,359	$40,983,698

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 2 of 23

	September 30,	June 30,
Liabilities and Shareholders’ Equity	2010	2010
	(UNAUDITED)

Current Liabilities
Accounts payable	$101,050	$174,690
Accrued compensation and related costs	1,227,283	1,701,255
Dividends payable	921,987	921,514
Other accrued expenses	2,583,648	1,994,367

Total Current Liabilities	4,833,968	4,791,826

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,445 shares at September 30, 2010, and June 30, 2010	346,561	346,561
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,103 shares at September 30, 2010, and June 30, 2010	51,828	51,828
Additional paid-in-capital	15,041,330	15,136,537
Treasury stock, class A shares at cost; 565,779 and 573,764 shares at September 30, 2010, and June 30, 2010, respectively	(1,324,701)	(1,343,397)
Accumulated other comprehensive income, net of tax	1,015,034	555,352
Retained earnings	21,788,339	21,444,991

Total Shareholders’ Equity	36,918,391	36,191,872

Total Liabilities and Shareholders’ Equity	$41,752,359	$40,983,698

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 3 of 23

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues
Mutual fund advisory fees	$5,371,198	$4,356,603
Transfer agent fees	1,203,155	1,324,850
Distribution fees	1,280,075	1,195,702
Administrative services fees	409,914	438,935
Other advisory fees	166,834	102,566
Investment income	479,851	599,453
Other	9,714	10,776

	8,920,741	8,028,885

Expenses
Employee compensation and benefits	2,728,021	2,708,888
General and administrative	2,207,018	1,410,036
Platform fees	1,328,581	1,241,954
Subadvisory fees	129,994	128,664
Advertising	492,845	98,541
Depreciation	75,052	63,163

	6,961,511	5,651,246

Income Before Income Taxes	1,959,230	2,377,639
Provision for Federal Income Taxes
Tax expense	693,537	981,132

Net Income	1,265,693	1,396,507
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale securities arising during period	459,682	194,921

Comprehensive Income	$1,725,375	$1,591,428

Basic Net Income per Share	$0.08	$0.09

Diluted Net Income per Share	$0.08	$0.09

Basic weighted average number of common shares outstanding	15,364,500	15,311,570
Diluted weighted average number of common shares outstanding	15,364,500	15,318,726
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 4 of 23

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$1,265,693	$1,396,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,052	63,163
Net recognized loss on disposal of fixed assets	110,965	-
Provision for deferred taxes	43,914	232,630
Stock bonuses	-	131,197
Stock-based compensation expense	9,457	25,021
Changes in operating assets and liabilities:
Accounts receivable	20,295	308,449
Prepaid expenses	167,954	130,248
Trading securities	(455,145)	(556,348)
Accounts payable and accrued expenses	41,669	(272,616)

Total adjustments	14,161	61,744

Net cash provided by operating activities	1,279,854	1,458,251

Cash Flows from Investing Activities:
Purchase of property and equipment	(24,616)	(241,938)
Purchase of available-for-sale securities	(21,045)	(62,500)
Return of capital on investment	7,327	-

Net cash used in investing activities	(38,334)	(304,438)

Cash Flows from Financing Activities:
Issuance or exercise of stock options	-	143,495
Issuance of common stock	47,516	-
Dividends paid	(921,872)	(918,730)

Net cash used in financing activities	(874,356)	(775,235)

Net increase in cash and cash equivalents	367,164	378,578
Beginning cash and cash equivalents	23,837,479	20,303,594

Ending cash and cash equivalents	$24,204,643	$20,682,172

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 5 of 23
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2010.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited, U.S. Global Brokerage, Inc., and U.S. Global Investors (Bermuda) Limited.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2010, are not necessarily indicative of the results to be expected for the entire year.
The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) removed the concept of a qualifying special-purpose entity and removed the exception from applying in consolidation of variable interest entities to qualifying special-purpose entities in ASC 860 Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140). This standard is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
Effective for both interim and annual periods as of the beginning of each reporting entity’s first annual report period beginning after November 15, 2009, enterprises are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, in accordance with ASC 810 Consolidation (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 reconciliation disclosures, the guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009. The new disclosures for Level 3 activity are effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 by the Company did not have a material effect on its consolidated financials statements except for enhanced disclosure in the notes to its consolidated financial statements.
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through December 2010, and will be reviewed by the board quarterly.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 6 of 23
Note 3. Investments
As of September 30, 2010, the Company held investments with a market value of approximately $9.266 million and a cost basis of approximately $8.164 million. The market value of these investments is approximately 22.2 percent of the Company’s total assets.
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
The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2010, and June 30, 2010.

Securities	Market Value	Cost		Unrealized holding
			Unrealized Gain	gains on available-for-
			(Loss)	sale securities, net of
				tax

Trading[1]	$5,527,869	$5,963,272	$(435,403)	N/A
Available-for-sale[2]	3,738,240	2,200,309	1,537,931	$1,015,034

Total at September 30, 2010	$9,266,109	$8,163,581	$1,102,528

Trading[1]	$5,072,724	$5,963,272	$(890,548)	N/A
Available-for-sale[2]	3,028,034	2,186,591	841,443	$555,352

Total at June 30, 2010	$8,100,758	$8,149,863	$(49,105)

[1] Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2] Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 7 of 23
The following details the components of the Company’s available-for-sale investments as of September 30, 2010 and June 30, 2010.

	September 30, 2010 (in thousands)
		Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$948	$1,053	$(2)	$1,999
Venture capital investments	222	52	(7)	267
Mutual funds	1,030	442	-	1,472

Total available-for-sale securities	$2,200	$1,547	$(9)	$3,738

	June 30, 2010 (in thousands)
		Gross Unrealized		Estimated
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$927	$538	$(10)	$1,455
Venture capital investments	230	44	(7)	267
Mutual funds	1,030	277	(1)	1,306

Total available-for-sale securities	$2,187	$859	$(18)	$3,028

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2010 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$3	$(2)	$-	$-	$3	$(2)
Venture capital investments	118	(7)	-	-	118	(7)
Mutual funds	-	-	-	-	-	-

Total available-for-sale securities	$121	$(9)	$-	$-	$121	$(9)

	June 30, 2010 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$118	$(10)	$-	$-	$118	$(10)
Venture capital investments	49	(7)	-	-	49	(7)
Mutual funds	19	(1)	-	-	19	(1)

Total available-for-sale securities	$186	$(18)	$-	$-	$186	$(18)

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 8 of 23
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended September 30, 2010, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.
The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Three Months Ended September 30,
	2010	2009
Realized gains on sales of available-for-sale securities	$1,303	$-
Unrealized gains on trading securities	455,146	556,348
Realized foreign currency gains (losses)	(1,431)	2,965
Dividend and interest income	24,833	40,140

Total Investment Income	$479,851	$599,453

Note 4. Fair Value Disclosures
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

U.S. Global Investors, Inc. September 30, 2010, Quarterly Report on Form 10-Q	Page 9 of 23

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not actively traded, it is valued based on the last bid and/or ask quotation. Securities that are not traded on an exchange or market are generally valued at cost, monitored by management and fair value adjusted as considered necessary. The Company values the mutual funds, offshore funds and a venture capital investment at net asset value.
The following table presents fair value measurements, as of September 30, 2010, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
			Significant	Total
	Quoted	Significant	Unobservable
	Prices	Other Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$150	$48	$-	$198
Mutual funds	4,060	-	-	4,060
Offshore fund	-	1,270	-	1,270

Total trading securities	4,210	1,318	-	5,528

Available-for-sale securities
Common stock	1,999	-	-	1,999
Venture capital investments	-	-	267	267
Mutual funds	1,472	-	-	1,472

Total available-for-sale securities	3,471	-	267	3,738

Total Investments	$7,681	$1,318	$267	$9,266

Approximately 83 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 14 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining three percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the three months ended September 30, 2010.
In Level 2, the Company has an investment in an offshore fund with a fair value of approximately $1,269,550 that invests in companies in the energy and natural resource sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
U.S. Global held investments in three securities with a value of zero and two venture capital investments that were measured at fair value using significant unobservable inputs (Level 3) at September 30, 2010.
The Company has a venture capital investment with a fair value of approximately $149,000 that primarily invests in companies in the energy and precious metals sectors. The Company may redeem this investment at the end of a calendar quarter after providing a written redemption notice at least thirty days prior, and the redemption prices are subject to a discount from the net value of the dealer bid prices or estimated liquidation value at the time of redemption. It is estimated that the underlying assets would be liquidated within the next three years. The Company also has a venture capital investment with a fair value of approximately $118,000 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of September 30, 2010, the Company has an unfunded commitment of $125,000 related to this investment.

U.S. Global Investors, Inc. September 30, 2010, Quarterly Report on Form 10-Q	Page 10 of 23

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Three Months Ended September 30, 2010 (in thousands)
Venture Capital
Investments
Beginning Balance	$267
Return of capital	(7)
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	7
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-

Ending Balance	$267

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
The advisory agreement for the nine equity funds provides for a base advisory fee that, beginning in October 2009, is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended September 30, 2010, the Company adjusted its base advisory fees upwards by $199,689.
The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three months ended September 30, 2010, and September 30, 2009, were $800,545 and $1,211,968, respectively.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). Reflecting increased demand in the market for government securities, yields on such products have decreased to record lows. For the three months ended September 30, 2010, fees waived and/or expenses reimbursed as a result of this agreement were $212,924 and $161,777 for the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund, respectively. The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $170,642 of these waivers is recoverable by the Company through December 31, 2011, $1,047,980 through December 31, 2012, and $1,181,902 through December 31, 2013. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.
The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $166,834 and $102,566 for the three months ended September 30, 2010, and September 30, 2009, respectively. The performance fees for these clients are calculated and recorded quarterly in

U.S. Global Investors, Inc. September 30, 2010, Quarterly Report on Form 10-Q	Page 11 of 23

accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, as well as investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at September 30, 2010, and June 30, 2010, is invested in USGIF money market funds.
Note 6. Borrowings
As of September 30, 2010, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of September 30, 2010, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2010, and September 30, 2009, respectively, was $9,457 and $25,021. As of September 30, 2010, and September 30, 2009, respectively, there was approximately $66,913 and $87,259 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about the Company’s stock option plans for the three months ended September 30, 2010.

	Number of Options	Weighted Average
		Exercise Price
Options outstanding, beginning of year	55,300	$19.21
Granted	-	-
Exercised	-	-
Forfeited	(20,000)	24.74

Options outstanding, end of period	35,300	$16.08

Options exercisable, end of period	27,120	$15.64

U.S. Global Investors, Inc. September 30, 2010, Quarterly Report on Form 10-Q	Page 12 of 23

Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
	2010	2009
Net income	$1,265,693	$1,396,507

Weighted average number of outstanding shares
Basic	15,364,500	15,311,570

Effect of dilutive securities
Employee stock options	-	7,156

Diluted	15,364,500	15,318,726

Earnings per share
Basic	$0.08	$0.09
Diluted	$0.08	$0.09
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2010, and September 30, 2009, respectively, 35,300 and 43,300 options were excluded from diluted EPS.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the three months ended September 30, 2010. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
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
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at September 30, 2010, or June 30, 2010.

U.S. Global Investors, Inc. September 30, 2010, Quarterly Report on Form 10-Q	Page 13 of 23

Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Three months ended September 30, 2010
Net revenues	$8,440,946	$479,795	$8,920,741

Net income before income taxes	1,480,426	478,804	1,959,230

Depreciation	75,052	-	75,052

Capital expenditures	24,616	-	24,616

Gross identifiable assets at September 30, 2010	31,748,918	9,284,274	41,033,192
Deferred tax asset			719,167

Consolidated total assets at September 30, 2010			$41,752,359

Three months ended September 30, 2009
Net revenues	$7,469,574	$559,311	$8,028,885

Net income before income taxes	1,823,684	553,955	2,377,639

Depreciation	63,163	-	63,163

Capital expenditures	241,938	-	241,938

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
The Board has authorized a monthly dividend of $0.02 per share through December 2010, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from October 2010 to December 2010 will be approximately $922,000.
Note 12. Subsequent Events
The Company has evaluated subsequent events that occurred after September 30, 2010, through the filing of this Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 14 of 23

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
The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $166,834 and $102,566 for the three months ended September 30, 2010, and September 30, 2009, respectively. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
At September 30, 2010, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $2.625 billion versus $2.529 billion at September 30, 2009. During the three months ended September 30, 2010, average assets under management were $2.450 billion versus $2.361 billion for the same period ended September 30, 2009. This increase was primarily due to an increase in the natural resource funds under management. Total assets under management at June 30, 2010, were $2.402 billion versus $2.625 billion at September 30, 2010.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 15 of 23

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
As of September 30, 2010, the Company held investments with a market value of approximately $9.266 million and a cost basis of approximately $8.164 million. The market value of these investments is approximately 22.2 percent of the Company’s total assets. See Note 3 (Investments) and Note 4 (Fair Value Disclosures) for additional detail regarding investment activities.
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009
The Company posted net income of $1,265,693 ($0.08 income per share) for the three months ended September 30, 2010, compared with net income of $1,396,507 ($0.09 income per share) for the three months ended September 30, 2009.
Revenues
Total consolidated revenues for the three months ended September 30, 2010, increased $891,856, or 11.1 percent, compared with the three months ended September 30, 2009. This increase was primarily attributable to the following:
•	Mutual fund advisory fees increased by $1,014,595, or 23.3%, primarily as a result of increased assets under management in the natural resource funds.
Expenses
Total consolidated expenses for the three months ended September 30, 2010, increased $1,310,265, or 23.2 percent, compared with the three months ended September 30, 2009. This was largely attributable to the following:
•	General and administrative expenses increased by $796,982, or 56.5%, primarily relating to the implementation of new investment management and trading software; and

•	Advertising increased by $394,304, or 400.1%, primarily as a result of increased marketing and sales activities.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 16 of 23

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2010, the Company had net working capital (current assets minus current liabilities) of approximately $28.870 million and a current ratio (current assets divided by current liabilities) of 7.0 to 1. With approximately $24.205 million in cash and cash equivalents and approximately $9.266 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $36.918 million, with cash, cash equivalents, and marketable securities comprising 80.2 percent of total assets.
As of September 30, 2010, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of September 30, 2010, this credit facility remained unutilized by the Company.
Management believes current cash reserves, financing available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.
Market volatility may cause the price of the Company’s publicly traded class A shares to fluctuate, which in turn may allow the Company an opportunity to buy back stock at favorable prices.
The investment advisory and related contracts between the Company and USGIF were renewed effective October 1, 2010. The Company provides advisory services to two offshore clients for which the Company receives a monthly advisory fee and a quarterly performance fee, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2010. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has adopted certain recently issued financial accounting pronouncements.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 17 of 23

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
The table below summarizes the Company’s equity price risks as of September 30, 2010, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

Estimated Fair
			Value After	Increase (Decrease)
	Fair Value at	Hypothetical	Hypothetical Price	in Shareholders’
	September 30, 2010	Percentage Change	Change	Equity, Net of Tax
Trading securities[1]	$ 5,527,869	25% increase	$ 6,909,836	$ 912,098
		25% decrease	$ 4,145,902	($912,098)
Available-for-sale [2]	$ 3,738,240	25% increase	$ 4,672,800	$ 616,810
		25% decrease	$ 2,803,680	($616,810)

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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 18 of 23

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2010. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 5. OTHER INFORMATION
In light of Frank Holmes’ ownership of 99.59% of the class C voting shares, the Company is eligible to rely on the exemption from certain of the NASDAQ corporate governance listing requirements relating to the independence of the Board of Directors and certain committees that is afforded to controlled companies. Under NASDAQ rules, a controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company.
ITEM 6. EXHIBITS
1. Exhibits –
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
September 30, 2010, Quarterly Report on Form 10-Q	Page 19 of 23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: November 3, 2010	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: November 3, 2010	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer