Form 10-Q
period 2010-12-31
U S GLOBAL INVESTORS INC
filed 2011-02-02
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2010
OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

7900 Callaghan Road	78229-1234
San Antonio, Texas	(Zip Code)
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
On January 27, 2011, there were 13,862,445 shares of Registrant’s class A nonvoting common stock issued and 13,321,077 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,103 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 1 of 25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31,	June 30,
Assets	2010	2010
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$23,286,916	$23,837,479
Trading securities, at fair value	5,875,757	5,072,724
Receivables
Mutual funds	4,166,528	3,065,100
Offshore clients	919,777	29,070
Employees	3,388	1,885
Other	6,917	152,930
Prepaid expenses	855,188	756,394
Deferred tax asset	-	200,129

Total Current Assets	35,114,471	33,115,711

Net Property and Equipment	3,657,348	3,906,712

Other Assets
Deferred tax asset, long term	499,798	933,241
Investment securities available-for-sale, at fair value	4,803,855	3,028,034

Total Other Assets	5,303,653	3,961,275

Total Assets	$44,075,472	$40,983,698

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 2 of 25

	December 31,	June 30,
Liabilities and Shareholders’ Equity	2010	2010
	(UNAUDITED)
Current Liabilities
Accounts payable	$59,413	$174,690
Accrued compensation and related costs	2,210,912	1,701,255
Deferred tax liability	171,010	-
Dividends payable	922,692	921,514
Other accrued expenses	2,173,719	1,994,367

Total Current Liabilities	5,537,746	4,791,826

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,445 shares at December 31, 2010, and June 30, 2010	346,561	346,561
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,103 shares at December 31, 2010, and June 30, 2010	51,828	51,828
Additional paid-in-capital	15,142,466	15,136,537
Treasury stock, class A shares at cost; 545,868 and 573,764 shares at December 31, 2010, and June 30, 2010, respectively	(1,278,082)	(1,343,397)
Accumulated other comprehensive income, net of tax	1,079,352	555,352
Retained earnings	23,195,601	21,444,991

Total Shareholders’ Equity	38,537,726	36,191,872

Total Liabilities and Shareholders’ Equity	$44,075,472	$40,983,698

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 3 of 25

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2010	2009	2010	2009
Revenues
Mutual fund advisory fees	$12,429,836	$9,639,067	$7,058,638	$5,282,464
Transfer agent fees	2,518,854	2,780,472	1,315,699	1,455,622
Distribution fees	2,809,025	2,587,286	1,528,950	1,391,584
Administrative services fees	901,082	931,210	491,168	492,275
Other advisory fees	1,159,378	198,181	992,544	95,615
Investment income	989,898	896,194	510,047	296,741
Other	23,406	25,080	13,692	14,304

	20,831,479	17,057,490	11,910,738	9,028,605

Expenses
Employee compensation and benefits	6,656,080	5,966,786	3,928,059	3,257,898
General and administrative	4,466,774	2,879,928	2,259,756	1,469,892
Platform fees	2,864,982	2,668,115	1,536,401	1,426,161
Subadvisory fees	144,994	279,989	15,000	151,325
Advertising	952,084	412,728	459,239	314,187
Depreciation	147,042	163,252	71,990	100,089

	15,231,956	12,370,798	8,270,445	6,719,552

Income Before Income Taxes	5,599,523	4,686,692	3,640,293	2,309,053
Provision for Federal Income Taxes
Tax expense	2,003,544	1,782,133	1,310,007	801,001

Net Income	3,595,979	2,904,559	2,330,286	1,508,052
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale securities arising during period	564,630	273,853	104,948	78,932
Less: reclassification adjustment for gains/losses included in net income	(40,630)	-	(40,630)	-

Comprehensive Income	$4,119,979	$3,178,412	$2,394,604	$1,586,984

Basic Net Income per Share	$0.23	$0.19	$0.15	$0.10

Diluted Net Income per Share	$0.23	$0.19	$0.15	$0.10

Basic weighted average number of common shares outstanding	15,368,527	15,324,269	15,372,554	15,336,967
Diluted weighted average number of common shares outstanding	15,368,527	15,327,924	15,372,554	15,340,847
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 4 of 25

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$3,595,979	$2,904,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	147,042	163,252
Net recognized loss on disposal of fixed assets	154,216	-
Net recognized (gain) loss on securities	(62,864)	58,576
Provision for deferred taxes	378,821	433,527
Stock bonuses	113,796	196,558
Stock-based compensation expense	18,913	34,477
Changes in operating assets and liabilities:
Accounts receivable	(1,847,625)	207,002
Prepaid expenses	(98,794)	(208,949)
Trading securities	(803,033)	(615,780)
Accounts payable and accrued expenses	573,732	517,728

Total adjustments	(1,425,796)	786,391

Net cash provided by operating activities	2,170,183	3,690,950

Cash Flows from Investing Activities:
Purchase of property and equipment	(51,894)	(415,988)
Purchase of available-for-sale securities	(1,039,639)	(116,906)
Proceeds on sale of available-for-sale securities	99,287	22
Return of capital on investment	21,334	-

Net cash used in investing activities	(970,912)	(532,872)

Cash Flows from Financing Activities:
Exercise of stock options	-	116,749
Issuance of common stock	94,357	92,967
Dividends paid	(1,844,191)	(1,838,919)

Net cash used in financing activities	(1,749,834)	(1,629,203)

Net (decrease) increase in cash and cash equivalents	(550,563)	1,528,875
Beginning cash and cash equivalents	23,837,479	20,303,594

Ending cash and cash equivalents	$23,286,916	$21,832,469

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,325,000	$-
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 5 of 25

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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2010, are not necessarily indicative of the results to be expected for the entire year.
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
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through March 2011 and will be reviewed by the board quarterly.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 6 of 25

Note 3. Investments
As of December 31, 2010, the Company held investments with a market value of approximately $10.7 million and a cost basis of approximately $9.1 million. The market value of these investments is approximately 24.2 percent of the Company’s total assets.
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
The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2010, and June 30, 2010.

				Unrealized holding
Securities	Market Value	Cost	Unrealized Gain	losses on available-for-
			(Loss)	sale securities, net of
				tax

Trading[1]	$5,875,757	$5,963,272	$(87,515)	N/A
Available-for-sale[2]	4,803,855	3,168,474	1,635,381	$1,079,351

Total at December 31, 2010	$10,679,612	$9,131,746	$1,547,866

Trading[1]	$5,072,724	$5,963,272	$(890,548)	N/A
Available-for-sale[2]	3,028,034	2,186,591	841,443	$555,352

Total at June 30, 2010	$8,100,758	$8,149,863	$(49,105)

1 Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2 Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 7 of 25

The following details the components of the Company’s available-for-sale investments as of December 31, 2010, and June 30, 2010.

	December 31, 2010 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$930	$1,029	$(3)	$1,956
Venture capital investments	208	45	(7)	246
Mutual funds	2,030	572	-	2,602

Total available-for-sale securities	$3,168	$1,646	$(10)	$4,804

	June 30, 2010 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$927	$538	$(11)	$1,454
Venture capital investments	230	45	(7)	268
Mutual funds	1,030	277	(1)	1,306

Total available-for-sale securities	$2,187	$860	$(19)	$3,028

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2010 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$3	$(3)	$-	$-	$3	$(3)
Venture capital investments	118	(7)	-	-	118	(7)
Mutual funds	-	-	-	-	-	-

Total available-for-sale securities	$121	$(10)	$-	$-	$121	$(10)

	June 30, 2010 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$118	$(11)	$-	$-	$118	$(11)
Venture capital investments	49	(7)	-	-	49	(7)
Mutual funds	19	(1)	-	-	19	(1)

Total available-for-sale securities	$186	$(19)	$-	$-	$186	$(19)

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 8 of 25

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three and six months ended December 31, 2010, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.
The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Six Months Ended December 31,
	2010	2009
Realized gains on sales of available-for-sale securities	$62,864	$22
Realized losses on sales of trading securities	-	(58,598)
Unrealized gains on trading securities	803,033	870,489
Realized foreign currency gains (losses)	(3,833)	3,112
Dividend and interest income	127,834	81,169

Total Investment Income	$989,898	$896,194

Investment Income	Three Months Ended December 31,
	2010	2009
Realized gains on sales of available-for-sale securities	$61,561	$22
Realized losses on sales of trading securities	-	(58,598)
Unrealized gains on trading securities	347,887	314,141
Realized foreign currency gains (losses)	(2,402)	147
Dividend and interest income	103,001	41,029

Total Investment Income	$510,047	$296,741

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
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 9 of 25

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
The following table presents fair value measurements, as of December 31, 2010, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
			Significant
		Significant	Unobservable
	Quoted Prices	Other Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$214	$28	$-	$242
Mutual funds	4,008	-	-	4,008
Offshore fund	-	1,626	-	1,626

Total trading securities	4,222	1,654	-	5,876

Available-for-sale securities
Common stock	1,956	-	-	1,956
Venture capital investments	-	-	246	246
Mutual funds	2,602	-	-	2,602

Total available-for-sale securities	4,558	-	246	4,804

Total Investments	$8,780	$1,654	$246	$10,680

Approximately 82 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 16 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining two percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the six months ended December 31, 2010.
In Level 2, the Company has an investment in an offshore fund with a fair value of approximately $1,626,025 that invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
U.S. Global held investments in three securities with a value of zero and two venture capital investments that were measured at fair value using significant unobservable inputs (Level 3) at December 31, 2010.
The Company has a venture capital investment with a fair value of approximately $128,000 that primarily invests in companies in the energy and precious metals sectors. The Company may redeem this investment at the end of a calendar quarter after providing a written redemption notice at least thirty days prior, and the redemption prices are subject to a discount from the net value of the dealer bid prices or estimated liquidation value at the time of redemption. It is estimated that the underlying assets would be liquidated within the next three years. The Company also has a venture capital investment with a fair value of approximately $118,000 that primarily invests in companies in the medical and

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 10 of 25

medical technology sectors. The Company may redeem this investment with general partner approval. As of December 31, 2010, the Company has an unfunded commitment of $125,000 related to this investment.
The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Six Months Ended December 31, 2010 (in thousands)
Venture Capital
Investments
Beginning Balance	$267
Return of capital	(21)
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-

Ending Balance	$246

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
The advisory agreement for the nine equity funds provides for a base advisory fee that, beginning in October 2009, is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and six months ended December 31, 2010, the Company adjusted its base advisory fees upwards by $880,398 and $1,080,087.
The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three and six months ended December 31, 2010, were $737,765 and $1,538,309, respectively, compared with $654,385 and $1,879,199 for the corresponding periods in fiscal 2010.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). Reflecting increased demand in the market for government securities, yields on such products have decreased to record lows. For the three and six months ended December 31, 2010, total fees waived and/or expenses reimbursed as a result of this agreement were $381,055 and $755,756. For the corresponding period in fiscal year 2010, the total fees waived and/or expenses reimbursed were $354,367 and $665,204.
The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $170,642 of these waivers is recoverable by the Company through December 31, 2011, $1,047,980 through December 31, 2012, and $1,562,956 through December 31, 2013. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 11 of 25

Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.
The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded fees from these clients totaling $992,544 and $1,159,378 for the three and six months ended December 31, 2010, and $95,615 and $198,191 for the corresponding periods in fiscal 2010. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, as well as investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at December 31, 2010, and June 30, 2010, is invested in USGIF money market funds.
Note 6. Borrowings
As of December 31, 2010, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2010, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three and six months ended December 31, 2010, was $9,457 and $18,913, compared to $9,457 and $34,477 in the corresponding periods in fiscal 2010. As of December 31, 2010, and 2009, respectively, there was approximately $57,456 and $95,283 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. The following table summarizes information about the Company’s stock option plans for the six months ended December 31, 2010.

	Number of Options	Weighted Average
		Exercise Price
Options outstanding, beginning of year	55,300	$19.21
Granted	-	-
Exercised	-	-
Forfeited	(30,000)	19.06

Options outstanding, end of period	25,300	$19.40

Options exercisable, end of period	20,180	$19.78

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 12 of 25

Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,
	2010	2009
Net income	$3,595,979	$2,904,559

Weighted average number of outstanding shares
Basic	15,368,527	15,324,269

Effect of dilutive securities
Employee stock options	-	3,655

Diluted	15,368,527	15,327,924

Earnings (loss) per share
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

	Three Months Ended December 31,
	2010	2009
Net income	$2,330,286	$1,508,052

Weighted average number of outstanding shares
Basic	15,372,554	15,336,967

Effect of dilutive securities
Employee stock options	-	3,880

Diluted	15,372,554	15,340,847

Earnings per share
Basic	$0.15	$0.10
Diluted	$0.15	$0.10
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For both the three and six months ended December 31, 2010, 25,300 options were excluded from diluted EPS, and 45,300 were excluded in both corresponding periods in fiscal 2010.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the six months ended December 31, 2010. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
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

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 13 of 25

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at December 31, 2010, or June 30, 2010.
Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Six months ended December 31, 2010
Net revenues	$20,148,878	$682,601	$20,831,479

Net income before income taxes	4,918,903	680,620	5,599,523

Depreciation	147,042	-	147,042

Capital expenditures	51,894	-	51,894

Gross identifiable assets at December 31, 2010	32,879,330	10,696,344	43,575,674
Deferred tax asset			499,798

Consolidated total assets at December 31, 2010			$44,075,472

Six months ended December 31, 2009
Net revenues	$16,242,467	$815,023	$17,057,490

Net income before income taxes	3,879,201	807,491	4,686,692

Depreciation	163,252	-	163,252

Capital expenditures	415,988	-	415,988

Three months ended December 31, 2010
Net revenues	$11,516,395	$394,343	$11,910,738

Net income before income taxes	3,246,941	393,352	3,640,293

Depreciation	71,990	-	71,990

Capital expenditures	27,278	-	27,278

Three months ended December 31, 2009
Net revenues	$8,772,892	$255,713	$9,028,605

Net income before income taxes	2,055,516	253,537	2,309,053

Depreciation	100,089	-	100,089

Capital expenditures	174,050	-	174,050

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

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 14 of 25

The Board has authorized a monthly dividend of $0.02 per share through March 2011, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from January 2011 to March 2011 will be approximately $923,000.
Note 12. Subsequent Events
The Company has evaluated subsequent events that occurred after December 31, 2010, through the filing of this Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 15 of 25

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
The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $992,544 and $1,159,378 for the three and six months ended December 31, 2010, and $95,615 and $198,181 for the corresponding periods in fiscal 2010. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
At December 31, 2010, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $3.044 billion versus $2.669 billion at December 31, 2009, an increase of 14 percent. During the six months ended December 31, 2010, average assets under management were $2.648 billion versus $2.509 billion during the six months ended December 31, 2009. The increase was primarily due to an increase in the natural resources funds under management. Total assets under management at June 30, 2010, were $2.402 billion versus $3.044 billion at December 31, 2010.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 16 of 25

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
As of December 31, 2010, the Company held investments with a market value of approximately $10.7 million and a cost basis of approximately $9.1 million. The market value of these investments is approximately 24.2 percent of the Company’s total assets. See Note 3 (Investments) and Note 4 (Fair Value Disclosures) for additional detail regarding investment activities.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 17 of 25

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2010, AND 2009
The Company posted net income of $2,330,286 ($0.15 income per share) for the three months ended December 31, 2010, compared with net income of $1,508,052 ($0.10 income per share) for the three months ended December 31, 2009, an increase of $822,234, or 54.5 percent.
Revenues
Total consolidated revenues for the three months ended December 31, 2010, increased $2,882,133, or 31.9 percent, compared with the three months ended December 31, 2009. This increase was primarily attributable to the following:
•
Mutual fund advisory fees increased by $1,776,174, or 33.6 percent. Of that increase, mutual fund management fees contributed $498,683, primarily due to market appreciation in the natural resources funds, while mutual fund performance fees contributed $1,277,491. Performance fees are paid when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. See Note 5 for additional information regarding performance fees.

•
Other advisory fees increased by $896,929, or 938.1 percent, primarily as a result of an increase in offshore fund performance fees due to natural resources-related market appreciation of fund holdings.

•	Investment income increased by $213,306, or 71.9 percent, primarily due to unrealized gains on trading securities.
Expenses
Total consolidated expenses for the three months ended December 31, 2010, increased $1,550,893, or 23.1 percent, compared with the three months ended December 31, 2009. This was largely attributable to the following:
•	General and administrative expenses increased by $789,864, or 53.7 percent, primarily due to investment-related travel and sales-related conference and consulting fees.
•	Employee compensation increased by $670,161, or 20.6 percent, primarily due to performance-based bonuses.
•	Advertising increased by $145,052, or 46.2 percent, primarily as a result of increased marketing and sales activities.
RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2010, AND 2009
The Company posted net income of $3,595,979 ($0.23 income per share) for the six months ended December 31, 2010, compared with net income of $2,904,559 ($0.19 income per share) for the six months ended December 31, 2009, an increase of $691,420, or 23.8 percent.
Revenues
Total consolidated revenues for the six months ended December 31, 2010, increased $3,773,989, or 22.1 percent, compared with the six months ended December 31, 2009. This increase was primarily attributable to the following:
•
Mutual fund advisory fees increased by $2,790,769, or 29.0 percent. Of that increase, mutual fund management fees contributed $1,313,589, primarily due to market appreciation in the natural resources funds, while mutual fund performance fees contributed $1,477,180. Performance fees are paid when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. See Note 5 for additional information regarding performance fees.

•
Other advisory fees increased by $961,197, or 485.0 percent, primarily as a result of an increase in offshore fund performance fees due to natural resources-related market appreciation of fund holdings.

•	Distribution fees increased by $221,739, or 8.6 percent, as a result of increased assets under management.
•	The above increases in revenue were slightly offset by a decline in transfer agent fees of $261,618 or 9.4 percent, due to a decline in the number of accounts and transactions in USGIF.
Expenses
Total consolidated expenses for the six months ended December 31, 2010, increased $2,861,158, or 23.1 percent, compared with the six months ended December 31, 2009. This was largely attributable to the following:

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 18 of 25

•
General and administrative expenses increased by $1,586,846, or 55.1 percent, primarily relating to investment-related travel, sales-related conference and consulting fees, and implementation of new investment management and trading software.

•	Employee compensation increased by $689,294, or 11.6 percent, primarily due to performance-based bonuses.
•	Advertising increased by $539,356, or 130.7 percent, primarily as a result of increased marketing and sales activities.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2010, the Company had net working capital (current assets minus current liabilities) of approximately $29.6 million and a current ratio (current assets divided by current liabilities) of 6.3 to 1. With approximately $23.3 million in cash and cash equivalents and approximately $10.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $38.5 million, with cash, cash equivalents, and marketable securities comprising 77.1 percent of total assets.
As of December 31, 2010, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2010, this credit facility remained unutilized by the Company.
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

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 19 of 25

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
The table below summarizes the Company’s equity price risks as of December 31, 2010, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair
			Value After	Increase (Decrease) in
	Fair Value at	Hypothetical	Hypothetical Price	Shareholders’ Equity,
	December 31, 2010	Percentage Change	Change	Net of Tax
Trading securities [1]	$5,875,757	25% increase	$7,344,696	$969,500
		25% decrease	$4,406,818	($969,500)
Available-for-sale [2]	$4,803,855	25% increase	$6,004,819	$792,636
		25% decrease	$3,602,891	($792,636)
1 Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2 Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2010.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 20 of 25

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2010. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. EXHIBITS
1. Exhibits –

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc.
December 31, 2010, Quarterly Report on Form 10-Q	Page 21 of 25

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: February 2, 2011	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: February 2, 2011	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer