Form 10-Q
period 2011-03-31
U S GLOBAL INVESTORS INC
filed 2011-05-06
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7900 Callaghan Road	78229-1234
San Antonio, Texas	(Zip Code)
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
On April 28, 2011, there were 13,862,445 shares of Registrant’s class A nonvoting common stock issued and 13,329,260 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,103 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 1 of 29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

Assets	March 31,	June 30,
	2011	2010
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$26,015,306	$23,837,479
Trading securities, at fair value	5,919,862	5,072,724
Receivables
Mutual funds	4,243,936	3,065,100
Offshore clients	38,565	29,070
Employees	4,336	1,885
Other	32,497	152,930
Prepaid expenses	878,527	756,394
Deferred tax asset	-	200,129

Total Current Assets	37,133,029	33,115,711

Net Property and Equipment	3,599,184	3,906,712

Other Assets
Deferred tax asset, long term	402,992	933,241
Investment securities available-for-sale, at fair value	4,983,191	3,028,034

Total Other Assets	5,386,183	3,961,275

Total Assets	$46,118,396	$40,983,698

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 2 of 29

Liabilities and Shareholders’ Equity	March 31,	June 30,
	2011	2010
	(UNAUDITED)
Current Liabilities
Accounts payable	$185,035	$174,690
Accrued compensation and related costs	1,791,481	1,701,255
Deferred tax liability	175,026	-
Dividends payable	924,220	921,514
Other accrued expenses	2,484,954	1,994,367

Total Current Liabilities	5,560,716	4,791,826

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,445 shares at March 31, 2011, and June 30, 2010	346,561	346,561
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,103 shares at March 31, 2011, and June 30, 2010	51,828	51,828
Additional paid-in-capital	15,218,857	15,136,537
Treasury stock, class A shares at cost; 533,185 and 573,764 shares at March 31, 2011, and June 30, 2010, respectively	(1,248,387)	(1,343,397)
Accumulated other comprehensive income, net of tax	1,224,391	555,352
Retained earnings	24,964,430	21,444,991

Total Shareholders’ Equity	40,557,680	36,191,872

Total Liabilities and Shareholders’ Equity	$46,118,396	$40,983,698

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 3 of 29

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Revenues
Mutual fund advisory fees	$20,009,026	$15,389,101	$7,579,190	$5,750,034
Transfer agent fees	3,878,042	4,111,575	1,359,188	1,331,103
Distribution fees	4,451,540	3,937,894	1,642,515	1,350,608
Administrative services fees	1,427,441	1,363,406	526,359	432,196
Other advisory fees	1,276,285	308,102	116,907	109,921
Investment income	1,165,114	1,271,517	175,216	375,323
Other	34,262	36,986	10,856	11,906

	32,241,710	26,418,581	11,410,231	9,361,091

Expenses
Employee compensation and benefits	9,763,236	9,349,496	3,107,156	3,382,710
General and administrative	6,329,339	4,582,200	1,862,565	1,702,272
Platform fees	4,591,891	4,101,509	1,726,909	1,433,394
Subadvisory fees	159,994	425,567	15,000	145,578
Advertising	1,528,951	746,820	576,867	334,092
Depreciation	219,281	243,623	72,239	80,371

	22,592,692	19,449,215	7,360,736	7,078,417

Income Before Income Taxes	9,649,018	6,969,366	4,049,495	2,282,674
Provision for Federal Income Taxes
Tax expense	3,358,954	2,590,837	1,355,410	808,704

Net Income	6,290,064	4,378,529	2,694,085	1,473,970
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale securities arising during period	729,934	428,922	165,304	155,069
Less: reclassification adjustment for gains/losses included in net income	(60,894)	-	(20,264)	-

Comprehensive Income	$6,959,104	$4,807,451	$2,839,125	$1,629,039

Basic Net Income per Share	$0.41	$0.29	$0.17	$0.10

Diluted Net Income per Share	$0.41	$0.29	$0.17	$0.10

Basic weighted average number of common shares outstanding	15,377,765	15,333,142	15,396,240	15,350,888
Diluted weighted average number of common shares outstanding	15,377,765	15,336,485	15,396,240	15,353,504
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 4 of 29

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$6,290,064	$4,378,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219,281	243,623
Net recognized loss (gain) on disposal of fixed assets	154,214	(1,017)
Net recognized (gain) loss on securities	(132,486)	58,576
Provision for deferred taxes	404,925	658,601
Stock bonuses	161,989	238,897
Stock-based compensation expense	28,369	43,934
Changes in operating assets and liabilities:
Accounts receivable	(1,070,349)	278,630
Prepaid expenses	(122,133)	(279,388)
Trading securities	(847,138)	(937,141)
Accounts payable and accrued expenses	591,158	466,424

Total adjustments	(612,170)	771,139

Net cash provided by operating activities	5,677,894	5,149,668

Cash Flows from Investing Activities:
Purchase of property and equipment	(65,968)	(461,739)
Proceeds from sale of fixed assets	-	1,017
Purchase of available-for-sale securities	(1,056,384)	(146,906)
Proceeds on sale of available-for-sale securities	191,505	22
Return of capital on investment	55,905	41,671

Net cash used in investing activities	(874,942)	(565,935)

Cash Flows from Financing Activities:
Exercise of stock options	-	116,749
Issuance of common stock	142,794	156,539
Dividends paid	(2,767,919)	(2,759,940)

Net cash used in financing activities	(2,625,125)	(2,486,652)

Net increase in cash and cash equivalents	2,177,827	2,097,081
Beginning cash and cash equivalents	23,837,479	20,303,594

Ending cash and cash equivalents	$26,015,306	$22,400,675

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$2,460,000	$775,000
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 5 of 29

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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2011, are not necessarily indicative of the results to be expected for the entire year.
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
Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through June 2011 and will be reviewed by the board quarterly.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 6 of 29

Note 3. Investments
As of March 31, 2011, the Company held investments with a market value of approximately $10.9 million and a cost basis of approximately $9.1 million. The market value of these investments is approximately 23.6 percent of the Company’s total assets.
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
The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2011, and June 30, 2010.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax

Trading[1]	$5,919,862	$5,963,272	$(43,410)	N/A
Available-for-sale[2]	4,983,191	3,128,051	1,855,140	$1,224,391

Total at March 31, 2011	$10,903,053	$9,091,323	$1,811,730

Trading[1]	$5,072,724	$5,963,272	$(890,548)	N/A
Available-for-sale[2]	3,028,034	2,186,591	841,443	$555,352

Total at June 30, 2010	$8,100,758	$8,149,863	$(49,105)

1Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 7 of 29

The following details the components of the Company’s available-for-sale investments as of March 31, 2011, and June 30, 2010.

	March 31, 2011 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$924	$1,045	$(2)	$1,967
Venture capital investments	174	117	(13)	278
Mutual funds	2,030	713	(5)	2,738

Total available-for-sale securities	$3,128	$1,875	$(20)	$4,983

	June 30, 2010 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$927	$538	$(10)	$1,455
Venture capital investments	230	45	(8)	267
Mutual funds	1,030	277	(1)	1,306

Total available-for-sale securities	$2,187	$860	$(19)	$3,028

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2011 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$13	$(2)	$-	$-	$13	$(2)
Venture capital investments	112	(13)	-	-	112	(13)
Mutual funds	995	(5)	-	-	995	(5)

Total available-for-sale securities	$1,120	$(20)	$-	$-	$1,120	$(20)

	June 30, 2010 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$118	$(10)	$-	$-	$118	$(10)
Venture capital investments	49	(8)	-	-	49	(8)
Mutual funds	19	(1)	-	-	19	(1)

Total available-for-sale securities	$186	$(19)	$-	$-	$186	$(19)

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 8 of 29

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three and nine months ended March 31, 2011, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Nine Months Ended March 31,
	2011	2010
Realized gains on sales of available-for-sale securities	$132,486	$22
Realized losses on sales of trading securities	-	(58,598)
Unrealized gains on trading securities	847,138	1,191,850
Realized foreign currency gains	1,060	196
Dividend and interest income	184,430	138,047

Total Investment Income	$1,165,114	$1,271,517

Investment Income	Three Months Ended March 31,
	2011	2010
Realized gains on sales of available-for-sale securities	$69,622	$-
Unrealized gains on trading securities	44,106	321,361
Realized foreign currency gains (losses)	4,892	(2,916)
Dividend and interest income	56,596	56,878

Total Investment Income	$175,216	$375,323

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

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 9 of 29

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
The following table presents fair value measurements, as of March 31, 2011, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
			Significant
		Significant	Unobservable
	Quoted Prices	Other Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$292	$47	$-	$339
Mutual funds	4,019	-	-	4,019
Offshore fund	-	1,562	-	1,562

Total trading securities	4,311	1,609	-	5,920

Available-for-sale securities
Common stock	1,967	-	-	1,967
Venture capital investments	-	-	278	278
Mutual funds	2,738	-	-	2,738

Total available-for-sale securities	4,705	-	278	4,983

Total Investments	$9,016	$1,609	$278	$10,903

Approximately 83 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 15 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining two percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the nine months ended March 31, 2011.
In Level 2, the Company has an investment in an offshore fund with a fair value of $1,562,372 that invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
The Company held investments in three securities with a value of zero and two venture capital investments that were measured at fair value using significant unobservable inputs (Level 3) at March 31, 2011.
The Company has a venture capital investment with a fair value of $166,077 that primarily invests in companies in the energy and precious metals sectors. The Company may redeem this investment at the end of a calendar quarter after providing a written redemption notice at least thirty days prior, and the redemption prices are subject to a discount from the net value of the dealer bid prices or estimated liquidation value at the time of redemption. It is estimated that the underlying assets would be liquidated within the next three years. The Company also has a venture capital investment with a fair value of $111,528 that primarily invests in companies in the medical and medical technology sectors. The

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 10 of 29

Company may redeem this investment with general partner approval. As of March 31, 2011, the Company has an unfunded commitment of $125,000 related to this investment.
The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Nine Months Ended March 31, 2011 (in thousands)
Venture Capital
Investments
Beginning Balance	$267
Return of capital	(56)
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	67
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-

Ending Balance	$278

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
The advisory agreement for the nine equity funds provides for a base advisory fee that, beginning in October 2009, is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and nine months ended March 31, 2011, the Company adjusted its base advisory fees upwards by $925,897 and $2,005,984. For the three and nine months ended March 31, 2010, base advisory fees were increased by $263,653 and decreased by $133,440, respectively.
The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three and nine months ended March 31, 2011, were $741,991 and $2,280,301, respectively, compared with $780,208 and $2,659,408 for the corresponding periods in fiscal 2010.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). Yields on such products have declined to record lows as a result of the decline in the federal funds’ rate pursuant to the Federal Reserve’s economic policy to spur economic growth through low interest rates and quantitative easing. For the three and nine months ended March 31, 2011, total fees waived and/or expenses reimbursed as a result of this agreement were $384,954 and $1,140,710. For the corresponding periods in fiscal year 2010, the total fees waived and/or expenses reimbursed were $399,713 and $1,064,918.
The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $170,642 of these waivers is recoverable by the Company through December 31, 2011,

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 11 of 29

$1,047,980 through December 31, 2012, $1,562,956 through December 31, 2013, and $384,954 through December 31, 2014. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.
The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $116,907 and $1,276,285 for the three and nine months ended March 31, 2011, and $109,921 and $308,102 for the corresponding periods in fiscal 2010. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, as well as investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at March 31, 2011, and June 30, 2010, is invested in USGIF money market funds.
Note 6. Borrowings
As of March 31, 2011, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2011, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three and nine months ended March 31, 2011, was $9,457 and $28,369, compared to $9,457 and $43,934 in the corresponding periods in fiscal 2010. As of March 31, 2011, and 2010, respectively, there was approximately $48,000 and $85,826 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. The following table summarizes information about the Company’s stock option plans for the nine months ended March 31, 2011.

	Number of Options	Weighted Average
		Exercise Price
Options outstanding, beginning of year	55,300	$19.21
Granted	-	-
Exercised	-	-
Forfeited	(30,000)	19.06

Options outstanding, end of period	25,300	$19.40

Options exercisable, end of period	20,180	$19.78

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 12 of 29

Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,
	2011	2010
Net income	$6,290,064	$4,378,529

Weighted average number of outstanding shares
Basic	15,377,765	15,333,142

Effect of dilutive securities
Employee stock options	-	3,343

Diluted	15,377,765	15,336,485

Earnings (loss) per share
Basic	$0.41	$0.29
Diluted	$0.41	$0.29

	Three Months Ended March 31,
	2011	2010
Net income	$2,694,085	$1,473,970

Weighted average number of outstanding shares
Basic	15,396,240	15,350,888

Effect of dilutive securities
Employee stock options	-	2,616

Diluted	15,396,240	15,353,504

Earnings per share
Basic	$0.17	$0.10
Diluted	$0.17	$0.10
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For both the three and nine months ended March 31, 2011, 25,300 options were excluded from diluted EPS, and 45,300 were excluded in both corresponding periods in fiscal 2010.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the nine months ended March 31, 2011. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 9. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax liability primarily consists of temporary differences in the deductibility of prepaid expenses and accrued liabilities. The long-term deferred tax asset is

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 13 of 29

composed primarily of unrealized losses on available-for-sale securities and the difference in tax treatment of stock options.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at March 31, 2011, or June 30, 2010.
Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
	Services	Investments	Consolidated
Nine months ended March 31, 2011
Net revenues	$31,181,757	$1,059,953	$32,241,710

Net income before income taxes	8,597,084	1,051,934	9,649,018

Depreciation	219,281	-	219,281

Capital expenditures	65,968	-	65,968

Gross identifiable assets at March 31, 2011	34,795,654	10,919,750	45,715,404
Deferred tax asset			402,992

Consolidated total assets at March 31, 2011			$46,118,396

Nine months ended March 31, 2010
Net revenues	$25,285,111	$1,133,470	$26,418,581

Net income before income taxes	5,851,434	1,117,932	6,969,366

Depreciation	243,623	-	243,623

Capital expenditures	461,739	-	461,739

Three months ended March 31, 2011
Net revenues	$11,260,440	$149,791	$11,410,231

Net income before income taxes	3,905,741	143,754	4,049,495

Depreciation	72,239	-	72,239

Capital expenditures	14,074	-	14,074

Three months ended March 31, 2010
Net revenues	$9,042,644	$318,447	$9,361,091

Net income before income taxes	1,972,233	310,441	2,282,674

Depreciation	80,371	-	80,371

Capital expenditures	45,751	-	45,751

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

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 14 of 29

will not have a material adverse effect on the consolidated financial statements of the Company.
The Board has authorized a monthly dividend of $0.02 per share through June 2011, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from April 2011 to June 2011 will be approximately $924,220.
Note 12. Subsequent Events
The Company has evaluated subsequent events that occurred after March 31, 2011, through the filing of this Form 10-Q. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 15 of 29

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
Detailed information regarding the SEC-registered funds managed by the Company can be found on the Company’s website, www.usfunds.com, including performance information for each fund for various time periods, assets under management as of the most recent month end and inception date of each fund.
SEC-registered mutual fund shareholders are not required to give advance notice prior to redemption of shares in the funds; however, the equity funds charge a redemption fee if the fund shares have been held for less than the applicable periods of time set forth in the funds’ prospectuses. The fixed income and money market funds charge no redemption fee. Detailed information about redemption fees can be found in the funds’ prospectus, which is available on the Company’s website, www.usfunds.com.
The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $116,907 and $1,276,285 for the three and nine months ended March 31, 2011, and $109,921 and $308,102 for the corresponding periods in fiscal 2010. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
At March 31, 2011, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $3.180 billion versus $2.652 billion at March 31, 2010, an increase of 20 percent. During the nine months ended March 31, 2011, average assets under management were $2.797 billion versus $2.549 billion during the nine months ended March 31, 2010. The increase was primarily due to an increase in the natural resources funds under management. Total assets under management as of period-end at March 31, 2011, were $3.180 billion versus $2.402 billion at June 30, 2010, the Company’s prior fiscal year end.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 16 of 29

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and nine months ended March 31, 2011, and 2010:

	Changes in Assets Under Management
	Three Months Ended March 31,
		2011			2010
		Money Market			Money Market
		and			and
(Dollars in Thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$2,643,210	$352,258	$2,995,468	$2,230,193	$402,560	$2,632,753
Market appreciation/(depreciation)	59,704	$267	59,971	71,670	303	71,973
Dividends and distributions	-	$(373)	(373)	-	(362)	(362)
Net shareholder purchases/(redemptions)	86,916	$(8,123)	78,793	(85,546)	(7,185)	(92,731)

Ending Balance	$2,789,830	$344,029	$3,133,859	$2,216,317	$395,316	$2,611,633

Average investment management fee	0.99%	0.00%	0.88%	1.02%	0.00%	0.86%
Average net assets	$2,703,630	$350,959	$3,054,589	$2,190,996	$401,745	$2,592,741

	Changes in Assets Under Management
	Nine Months Ended March 31,
		2011			2010
		Money Market			Money Market
		and			and
(Dollars in Thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$1,985,203	$382,062	$2,367,265	$1,757,012	$439,942	$2,196,954
Market appreciation/(depreciation)	793,780	325	794,105	650,946	1,696	652,642
Dividends and distributions	(144,176)	(1,116)	(145,292)	(24,873)	(1,020)	(25,893)
Net shareholder purchases/(redemptions)	155,023	(37,242)	117,781	(166,768)	(45,302)	(212,070)

Ending Balance	$2,789,830	$344,029	$3,133,859	$2,216,317	$395,316	$2,611,633

Average investment management fee	1.00%	0.00%	0.87%	0.98%	0.00%	0.82%
Average net assets	$2,390,702	$364,147	$2,754,849	$2,098,297	$415,594	$2,513,891
As shown above, assets under management increased in fiscal 2011 compared to fiscal 2010. The increase in assets under management for both the three and nine months ending March 31, 2011, was driven by both shareholder flows and market appreciation in the equity funds, primarily in the natural resources category. Fixed income funds experienced a net decrease as shareholders sought alternatives to low yields.
In 2009, the financial markets rebounded strongly from the global financial market deterioration in 2008 as investor confidence improved and credit market conditions eased. Stock market performance was marked by wide swings in 2010. Equities linked to gold and broader natural resources, where most of the assets managed by the Company are invested, were also volatile.
The global financial crisis and subsequent volatility in markets were significant factors in the shareholder activity shown in fiscal 2010. As markets started to recover, shareholder activity also began to improve.
The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 88 and 87 basis points in the third quarter and first nine months of fiscal 2011, respectively, compared to 86 and 82 basis points in the comparable periods of fiscal 2010. The average investment management fee for equity funds has remained relatively stable for fiscal 2011. The increase in the average rate in fiscal 2010 was due to modifying the agreement to waive fees and/or reduce expenses. The agreement changed

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 17 of 29

from a contractual to a voluntary agreement effective October 1, 2009, and caps on equity funds were modified. The average investment management fee for the fixed income funds is nil or close to nil for the periods. This is due to voluntary fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.
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
As of March 31, 2011, the Company held investments with a market value of approximately $10.9 million and a cost basis of approximately $9.1 million. The market value of these investments is approximately 23.6 percent of the Company’s total assets. See Note 3 (Investments) and Note 4 (Fair Value Disclosures) for additional detail regarding investment activities.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 18 of 29

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011, AND 2010
The Company posted net income of $2,694,085 ($0.17 income per share) for the three months ended March 31, 2011, compared with net income of $1,473,970 ($0.10 income per share) for the three months ended March 31, 2010, an increase of $1,220,115, or 82.8 percent.
Revenues
Total consolidated revenues for the three months ended March 31, 2011, increased $2,049,140, or 21.9 percent, compared with the three months ended March 31, 2010. This increase was primarily attributable to the following:
•
Mutual fund advisory fees increased by $1,829,156, or 31.8 percent. Of that increase, mutual fund management fees contributed $1,166,912, primarily due to market appreciation in the natural resources funds, while mutual fund performance fees contributed $662,244. Performance fees are paid when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. See Note 5 for additional information regarding performance fees. The average investment management fee rate was 88 basis points in the third quarter of fiscal 2011 compared to 86 basis points in the third quarter of fiscal 2010.

•	Distribution fees increased by $291,907 as a result of increased assets under management.

•	The above increases in revenue were slightly offset by a decrease in investment income of $200,107, or 53.3 percent, primarily due to lower unrealized gains on trading securities.
Expenses
Total consolidated expenses for the three months ended March 31, 2011, increased $282,319, or 4.0 percent, compared with the three months ended March 31, 2010. This was largely attributable to the following:
•	Platform fees expense increased by $293,515, or 20.5 percent, due to an increase in assets under management.

•	Advertising increased by $242,775, or 72.7 percent, as a result of increased marketing and sales activities.

•	Slightly offsetting these increases, employee compensation and benefits decreased by $275,554, or 8.1 percent, as a result of lower performance-based bonuses.
RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2011, AND 2010
The Company posted net income of $6,290,064 ($0.41 income per share) for the nine months ended March 31, 2011, compared with net income of $4,378,529 ($0.29 income per share) for the nine months ended March 31, 2010, an increase of $1,911,535, or 43.7 percent.
Revenues
Total consolidated revenues for the nine months ended March 31, 2011, increased $5,823,129, or 22.0 percent, compared with the nine months ended March 31, 2010. This increase was primarily attributable to the following:
•
Mutual fund advisory fees increased by $4,619,925, or 30.0 percent. Of that increase, mutual fund management fees contributed $2,480,501, primarily due to market appreciation in the natural resources funds, while mutual fund performance fees contributed $2,139,424. Performance fees are paid when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. See Note 5 for additional information regarding performance fees. The average investment management fee rate was 87 basis points in the first nine months of fiscal 2011 compared to 82 basis points in the first nine months of fiscal 2010. The increase in the average rate was due to modifying the agreement to waive fees and/or reduce expenses as noted in the discussion under Investment Management Products and Services.

•
Other advisory fees increased by $968,183, or 314.2 percent, primarily as a result of an increase in offshore fund performance fees due to natural resources-related market appreciation of fund holdings.

•	Distribution fees increased by $513,646, or 13.0 percent, as a result of increased assets under management.

•	The above increases in revenue were slightly offset by a decline in transfer agent fees of $233,533, or 5.7 percent, due to a decline in the number of accounts and transactions in USGIF.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 19 of 29

Expenses
Total consolidated expenses for the nine months ended March 31, 2011, increased $3,143,477, or 16.2 percent, compared with the nine months ended March 31, 2010. This was largely attributable to the following:
•
General and administrative expenses increased by $1,747,139, or 38.1 percent, primarily relating to sales-related conferences and consulting fees, investment-related travel, and implementation of new investment management and trading software.

•	Advertising increased by $782,131, or 104.7 percent, primarily as a result of increased marketing and sales activities.

•	Platform fees increased by $490,382, or 12.0 percent, as a result of increased assets under management.

•	Employee compensation increased by $413,740, or 4.4 percent, primarily due to performance-based bonuses.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2011, the Company had net working capital (current assets minus current liabilities) of approximately $31.6 million and a current ratio (current assets divided by current liabilities) of 6.7 to 1. With approximately $26.0 million in cash and cash equivalents and approximately $10.9 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $40.6 million, with cash, cash equivalents, and marketable securities comprising 80.1 percent of total assets.
As of March 31, 2011, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2011, this credit facility remained unutilized by the Company.
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

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 20 of 29

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
The table below summarizes the Company’s equity price risks as of March 31, 2011, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair
			Value After	Increase (Decrease) in
	Fair Value at	Hypothetical	Hypothetical Price	Shareholders’ Equity,
	March 31, 2011	Percentage Change	Change	Net of Tax
Trading securities [1]	$5,919,862	25% increase	$7,399,828	$976,777
		25% decrease	$4,439,897	($976,777)
Available-for-sale [2]	$4,983,191	25% increase	$6,228,989	$822,227
		25% decrease	$3,737,393	($822,227)

[1]Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2011.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 21 of 29

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2010. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. EXHIBITS
1. Exhibits –
10.16	Note Modification Agreement dated March 25, 2011 by and between the Company and JPMorgan Chase Bank, N.A., included herein.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. Global Investors, Inc. March 31, 2011, Quarterly Report on Form 10-Q	Page 22 of 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: May 5, 2011	BY:	/s/ Frank E. Holmes

Frank E. Holmes
Chief Executive Officer

DATED: May 5, 2011	BY:	/s/ Catherine A. Rademacher

Catherine A. Rademacher
Chief Financial Officer