Form 10-K
period 2011-06-30
U S GLOBAL INVESTORS INC
filed 2011-09-06
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2011
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
Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐   No ☒
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
The aggregate market value of the 10,168,102 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $82,666,669, based on the last sale price quoted on NASDAQ as of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 8,543 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2010 (based on the last sale price of the class C common stock in a private transaction) was $2,135.75. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
On August 19, 2011, there were 13,862,445 shares of Registrant’s class A nonvoting common stock issued and 13,355,353 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,073,103 shares of Registrant’s class C voting common stock issued and outstanding.
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
As part of the mutual fund management business, the Company provides: (1) investment advisory services; (2) transfer agency and record keeping services; (3) distribution services; and (4) administrative services, through its wholly owned broker-dealer, to mutual funds advised by the Company. The fees from investment advisory and transfer agent services, as well as investment income, are the primary sources of the Company’s revenue.
Lines of Business
Investment Management Services
Investment Advisory Services. The Company furnishes an investment program for each of the clients it manages and determines, subject to overall supervision by the applicable board of trustees of the clients, the clients’ investments pursuant to an advisory agreement (the “Advisory Agreement”). Consistent with the investment restrictions, objectives and policies of the particular client, the portfolio team for each client determines what investments should be purchased, sold and held and makes changes in the portfolio deemed necessary or appropriate. In the Advisory Agreement, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.
As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the Advisory Agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2012.
In addition to providing advisory services to USGIF, the Company provides advisory services to two offshore clients.
Net assets under management at June 30, 2011, and 2010, are detailed in the following table.

Assets Under Management (AUM)
		AUM at	AUM at
		June 30, 2011	June 30, 2010
Fund	Ticker	(in thousands)	(in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX/PIPFX	$903,926	$627,868
World Precious Minerals	UNWPX/UNWIX	602,347	622,034
Gold and Precious Metals	USERX	238,164	235,017

Total Natural Resources		1,744,437	1,484,919

International Equity
Eastern European	EUROX	346,590	371,876
China Region	USCOX	42,501	47,626
Global MegaTrends	MEGAX/MEGIX	19,094	19,603
Global Emerging Markets	GEMFX	11,979	11,761

Total International Equity		420,164	450,866

Fixed Income
U.S. Government Securities	UGSXX	188,886	228,242
U.S. Treasury Securities	USTXX	96,000	105,273
Near-Term Tax Free	NEARX	31,823	26,411
Tax Free	USUTX	20,084	22,136

Total Fixed Income		336,793	382,062

Domestic Equity
Holmes Growth	ACBGX	42,758	34,199
All American Equity	GBTFX	18,370	15,219

Total Domestic Equity		61,128	49,418

Total SEC-Registered Funds		2,562,522	2,367,265

Other Advisory Clients		40,526	33,962

Total AUM		$2,603,048	$2,401,227

Transfer Agent and Other Services. The Company’s wholly-owned subsidiary, United Shareholder Services, Inc. (“USSI”), is a transfer agent registered under the Securities Exchange Act of 1934 (“Exchange Act”), providing transfer agency, printing and mailing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company’s fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.
The transfer agency’s duties encompass, but are not limited to, the following: (1) acting as servicing agent in connection with dividend and distribution functions; (2) performing shareholder account and administrative agent functions in connection with the issuance, transfer and redemption, or repurchase of shares; (3) maintaining such records as are necessary to document transactions in the Funds’ shares; (4) acting as servicing agent in connection with mailing of shareholder communications, including reports to shareholders, dividend and distribution notices and proxy materials for shareholder meetings; and (5) investigating and answering all shareholder account inquiries.
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
The transfer agency agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2012.
Distribution Services. The Company has registered its wholly-owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. The distribution agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2012.
Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ board of trustees pursuant to an administrative agreement (the “Administrative Services Agreement”). It provides office space, facilities and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensate all personnel, officers, directors and interested trustees of the Funds if such persons are also employees of the Company or its affiliates. The Administrative Services Agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2012.
Corporate Investments
Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account. See segment information in the notes to the financial statements at Note 14 Financial Information by Business Segment.
Employees
As of June 30, 2011, U.S. Global and its subsidiaries employed 82 full-time employees and 6 part-time employees; as of June 30, 2010, it employed 79 full-time employees and 4 part-time employees. The Company considers its relationship with its employees to be good.

Competition
The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2010 there were approximately 8,500 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted Rule 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGIF is a trust with no-load funds that have adopted 12b-1 plans. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF funds, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.
In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.
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
Success in the investment advisory and mutual fund distribution businesses is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders and the Company’s efforts to market the funds effectively. Sales of fund shares generate management, distribution and administrative services fees (which are based on assets of the funds) and transfer agent fees (which are based on the number of fund accounts and the activity in those accounts). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.
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
Supervision and Regulation
The Company, USSI, USGB and the clients the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the Funds will not have a material adverse effect on the Company’s business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.

Recent and accelerating regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the mutual fund industry and the capital markets. This momentum of new regulations has contributed significantly to the costs of managing and administering mutual funds.
U.S. Global is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually all aspects of the Company’s business and relationships with the Company’s clients. Applicable rules relate to, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The Funds for which the Company acts as the investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of the Company, or the funds which the Company advises, to comply with the requirements of the SEC could have a material adverse effect on the Company. The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 (“S-Ox Act”), as well as rules adopted by the SEC.
USGB is subject to regulation by the SEC under the Exchange Act and regulation by FINRA, a self-regulatory organization composed of other registered broker-dealers. U.S. Global, USSI and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.
Relationships with Clients
The businesses of the Company are, to a very significant degree, dependent on their associations and contractual relationships with the Funds. In the event the advisory, administrative or transfer agent services agreements with USGIF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global, USSI and USGB consider their relationships with the Funds to be good, and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that USGIF will choose to continue its relationship with the Company, USSI or USGB.
In addition, the Company is also dependent on its relationships with its offshore clients. Even though the Company views its relationship with its offshore clients as stable, the Company could be adversely affected if these relationships ended.
Available Information
Available Information. The Company’s Internet website address is www.usfunds.com. Information contained on the Company’s website is not part of this annual report on Form 10-K. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with (or furnished to) the SEC are available through a link on the Company’s Internet website, free of charge, soon after such material is filed or furnished. (The link to the Company’s SEC filings can be found at www.usfunds.com by clicking “About Us,” followed by “Investor Relations,” followed by “SEC Filings.”) The Company routinely posts important information on its website.
The Company also posts its Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Executive and Senior Financial Officers and the charters of the audit and compensation committees of its Board of Directors on the Company’s website in the “Policies and Procedures” section. The Company’s SEC filings and governance documents are available in print to any stockholder that makes a written request to: Director of Communications, U.S. Global Investors, Inc., 7900 Callaghan Road, San Antonio, Texas 78229.
The Company files reports electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”) may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, at www.sec.gov.
The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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
The Company competes with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. Competitive risk is heightened by the fact that some competitors may invest according to different investment styles or in alternative asset classes which the markets may perceive as more attractive than the Company’s investment approach. If the Company is unable to compete effectively, revenues and earnings may be reduced and the business could be materially affected.
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
Changes which may negatively impact assets under management, and thus, the Company’s revenue, profitability and ability to grow, include market depreciation, redemptions from shareholder accounts and terminations of client accounts.
The Company’s clients can terminate their agreements with the Company on short notice, which may lead to unexpected declines in revenue and profitability.
The Company’s investment advisory agreements are generally terminable on short notice and subject to annual renewal. The Company’s clients can terminate their relationships with us, or reduce the aggregate amount of assets under management, for a number of reasons, including investment performance, financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in the funds managed by the Company, increased withdrawals from the funds and the loss of shareholders in the funds. If the Company’s investment advisory agreements are terminated, which may occur in a short time frame, the Company may experience a decline in revenues and profitability.

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
The Company manages certain funds in the emerging market and natural resource sectors, which are highly cyclical. The investments in the Funds are subject to significant loss due to political, economic and diplomatic developments, currency fluctuations, social instability and changes in governmental policies. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.
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
The Company and its subsidiaries are subject to a variety of federal securities laws and agencies, including, but not limited to, the Advisers Act, the Investment Company Act, the S-Ox Act, the Gramm-Leach-Bliley Act of 1999, the Bank Secrecy Act of 1970, as amended, the USA PATRIOT Act of 2001, the SEC, FINRA and NASDAQ. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.
Our business is subject to substantial risk from litigation, regulatory investigations and potential securities laws liability.
Many aspects of U.S. Global’s business involve substantial risks of litigation, regulatory investigations and/or arbitration. The Company is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA and other regulatory bodies. U.S. Global, its subsidiaries, and/or officers could be named as parties in legal actions, regulatory investigations and proceedings. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against the Company could result in substantial costs or reputational harm to the Company, and have a material adverse effect on the Company’s business, financial condition or results of operations, which, in turn, may negatively affect the market price of the Company’s common stock and U.S. Global’s ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management’s attention from operations.
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
During the past nine years, the federal securities laws have been substantially augmented and made significantly more complex by the S-Ox Act and the USA PATRIOT Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the S-Ox Act.
The Company is subject to financial services laws, regulations, corporate governance requirements, administrative actions and policies. During 2009 and 2010, as many emergency government programs slowed or wound down, global regulatory and legislative focus generally moved to a second phase of broader reform and a restructuring of financial institution regulation. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), which fundamentally changes the U.S. financial regulatory landscape. The full scope of the regulatory changes imposed by the Dodd-Frank Act will only be determined once extensive rules and regulations have been proposed and become effective, which may result in significant changes in the manner in which the Company’s operations are regulated.

Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally, and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their balances. Redemptions would decrease the Company’s assets under management, which would reduce its advisory revenues and net income.
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
One person beneficially owns substantially all of our voting stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly traded non-voting stock.
Frank Holmes, CEO, is the beneficial owner of over 99% of our class C voting convertible common stock and controls the outcome of all issues requiring a vote of stockholders. All of our publicly traded stock is nonvoting stock. Consequently, except to the extent provided by law, stockholders other than Frank Holmes have no vote with respect to the election of directors or any other matter requiring a vote of stockholders. This lack of voting rights may adversely affect the market value of the publicly traded class A nonvoting common stock.
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
As part of the Company’s normal operations, it maintains and transmits confidential information about the Company and the Funds’ clients as well as proprietary information relating to its business operations. These systems could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such a breach could subject the Company to liability for a failure to safeguard client data, result in the termination of relationships with our existing customers, require significant capital and operating expenditures to investigate and remediate the breach and subject the Company to regulatory action.
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

The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2011, and 2010. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2011		2010
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	6.93	5.26	14.50	7.67
Second quarter (12/31)	9.38	6.28	14.66	9.05
Third quarter (3/31)	8.44	7.00	12.75	8.82
Fourth quarter (6/30)	10.47	6.72	10.48	5.37
Holders
On August 19, 2011, there were approximately 184 holders of record of class A common stock, no holders of record of class B common stock and 44 holders of record of class C common stock.
Dividends
The Company declared cash dividends of $0.02 per share per month in fiscal 2011 and 2010 on all classes of common stock. A monthly dividend of $0.02 is authorized through December 2011 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

Securities authorized for issuance under equity compensation plans
Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”
Purchases of equity securities by the issuer
The Company may repurchase stock from employees. There were no repurchases of classes A, B or C common stock during the fiscal year ended June 30, 2011.
Company Performance Presentation
The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2006, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

	Fiscal Year-End Date
	2006	2007	2008	2009	2010	2011
U.S. Global Investors, Inc., class A (GROW)	$10,000	$21,560	$16,125	$9,243	$5,680	$7,623
S&P500 Index	$10,000	$12,059	$10,477	$7,730	$8,846	$11,561
Russell 2000 Index	$10,000	$11,643	$9,758	$7,317	$8,889	$12,215
NYSE Arca Gold BUGS Index	$10,000	$9,871	$13,546	$10,298	$14,490	$16,010

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K. The selected financial data as of June 30, 2007, through June 30, 2011, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements. Earnings per share have been restated for prior years to reflect the stock split that occurred in March 2007 and for all other information included throughout the document.

Selected	Year Ended June 30,
Financial Data	2011	2010	2009	2008	2007
Revenues	$41,933,626	$35,030,153	$23,140,269	$56,039,247	$58,603,637

Expenses	29,903,607	26,521,396	26,750,817	39,457,020	37,257,889

Income (loss) before income taxes	12,030,019	8,508,757	(3,610,548)	16,582,227	21,345,748

Income tax expense (benefit)	4,197,372	3,159,472	(1,372,969)	5,745,417	7,586,499

Net income (loss)	$7,832,647	$5,349,285	$(2,237,579)	$10,836,810	$13,759,249

Basic income (loss) per share	0.51	0.35	(0.15)	0.71	0.91

Working capital	32,366,289	28,323,885	27,363,133	35,309,228	27,925,318

Total assets	45,966,603	40,983,698	37,153,846	45,494,619	39,793,113

Dividends per common share	0.24	0.24	0.24	0.21	0.26

Shareholders’ equity	41,057,447	36,191,872	34,627,994	39,233,744	31,095,202

Net cash provided by operating activities	7,718,529	7,632,350	3,040,931	14,309,886	8,867,278

Net cash used in investing activities	(845,601)	(739,266)	(4,386,782)	(1,180,602)	(746,787)

Net cash used in financing activities	(3,502,511)	(3,359,199)	(3,485,630)	(2,848,629)	(3,322,114)

Average assets under management (in billions)	2.82	2.56	2.53	5.44	4.85

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion reviews and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data.
Recent Trends in Financial Markets
During the fiscal year ended June 30, 2011, the performance of the securities markets generally improved as the global economy emerged from the severe downturn in the global financial markets and moved toward recovery. Although the global financial markets demonstrated indications of stabilization, volatility remained throughout the year, as was evidenced by the sovereign debt crisis in Europe. General macro-economic concerns, such as the possibility of deflation, double-dip recession, the European debt situation and the recent U.S. debt ceiling debate have caused investors to remain risk averse. As a consequence of these events, mutual funds, in general, have seen asset flows directed towards investments such as fixed income and cash.
The volatility in the Company revenue is correlated to the price swings in natural resources and emerging markets, which represent roughly 80 percent of assets under management. For the past 10 years, the one-year normal volatility of one standard deviation has been 20 percent for the S&P 500, approximately 30 percent for the MSCI emerging markets and nearly 40 percent for gold equities. To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expense, by setting relatively lower base salaries with bonuses that are related to average assets under management and fund performance. Thus, our expense model expands and contracts with asset swings and performance.
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
The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. In fiscal 2011, the Company recorded advisory and performance fees from these clients totaling $431,493 and $955,865, respectively, and $352,419 and $48,244, respectively, in fiscal 2010. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
At June 30, 2011, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $2.603 billion versus $2.401 billion at June 30, 2010, an increase of 8.4 percent. During fiscal 2011, average assets under management were $2.819 billion versus $2.561 billion in fiscal 2010. The increase was primarily due to an increase in market appreciation in the natural resources funds under management.

The following table summarizes the changes in assets under management for the SEC-registered funds for fiscal years 2011, 2010 and 2009:

	Changes in Assets Under Management
	Year Ended June 30,
	2011
		Money Market
		and
(Dollars in Thousands)	Equity	Fixed Income	Total
Beginning Balance	$1,985,203	$382,062	$2,367,265
Market appreciation/(depreciation)	528,737	1,493	530,230
Dividends and distributions	(144,176)	(1,488)	(145,664)
Net shareholder purchases/(redemptions)	(144,035)	(45,274)	(189,309)

Ending Balance	$2,225,729	$336,793	$2,562,522

Average investment management fee	1.00%	0.00%	0.87%
Average net assets	$2,418,615	$358,121	$2,776,736

	Changes in Assets Under Management
	Year Ended June 30,
	2010
		Money Market
		and
(Dollars in Thousands)	Equity	Fixed Income	Total
Beginning Balance	$1,757,012	$439,942	$2,196,954
Market appreciation/(depreciation)	515,383	2,543	517,926
Dividends and distributions	(24,873)	(1,379)	(26,252)
Net shareholder purchases/(redemptions)	(262,319)	(59,044)	(321,363)

Ending Balance	$1,985,203	$382,062	$2,367,265

Average investment management fee	0.99%	0.01%	0.83%
Average net assets	$2,117,843	$408,254	$2,526,097

	Changes in Assets Under Management
	Year Ended June 30,
	2009
		Money Market
		and
(Dollars in Thousands)	Equity	Fixed Income	Total
Beginning Balance	$4,808,038	$590,146	$5,398,184
Market appreciation/(depreciation)	(2,344,130)	4,594	(2,339,536)
Dividends and distributions	(169,954)	(4,538)	(174,492)
Net shareholder purchases/(redemptions)	(536,942)	(150,260)	(687,202)

Ending Balance	$1,757,012	$439,942	$2,196,954

Average investment management fee	0.82%	0.14%	0.69%
Average net assets	$1,930,347	$512,780	$2,443,127

As shown above, both average and period-end assets under management increased in total in fiscal 2011 compared to fiscal 2010 and in fiscal 2010 compared to fiscal 2009. The increase in assets under management in fiscal 2011 and fiscal 2010 was driven by market appreciation in the equity funds, primarily in the natural resources category. Money market and fixed income funds experienced a net decrease in both comparative periods as shareholders sought alternatives to low yields.
Stock market performance was marked by wide swings in 2010 and into 2011 after the financial markets somewhat rebounded in 2009 from the global financial crisis. Equities linked to gold and broader natural resources, where most of the assets managed by the Company are invested, were also volatile. The global financial crisis and subsequent volatility in markets, combined with fund performance, were significant factors in the shareholder activity shown in all periods.
The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 87 basis points in fiscal 2011, compared to 83 basis points in fiscal 2010. The average investment management fee for equity funds has remained relatively stable for fiscal 2011 and 2010 at 100 and 99 basis points, respectively. The increase in the average equity management fee rate from 82 basis points in fiscal 2009 to 99 basis points in fiscal 2010 was due to a modification of the agreement to waive fees and/or reduce expenses of the funds. The agreement changed from a contractual to a voluntary agreement effective October 1, 2009, and expense caps on the equity funds were increased. The average investment management fee for the fixed income funds was nil or close to nil for fiscal 2011 and 2010 and 14 basis points in fiscal 2009. This is due to voluntary fee waivers on these funds as discussed in Note 4 to the financial statements, including a voluntary agreement to support the yields for the money market funds.
Investment Activities
Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.
The following summarizes the market value, cost and unrealized gain or loss on investments as of June 30, 2011, and June 30, 2010.

				Unrealized holding gains
			Unrealized Gain	on available-for-sale
Securities	Market Value	Cost	(Loss)	securities, net of tax
Trading [1]	$5,703,916	$5,963,272	$(259,356)	N/A
Available-for-sale [2]	4,660,928	3,081,439	1,579,489	$1,042,462

Total at June 30, 2011	$10,364,844	$9,044,711	$1,320,133

Trading [1]	$5,072,724	$5,963,272	$(890,548)	N/A
Available-for-sale [2]	3,028,034	2,186,591	841,443	$555,352

Total at June 30, 2010	$8,100,758	$8,149,863	$(49,105)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
As of June 30, 2011, and 2010, the Company held approximately $2.3 million and $1.8 million, respectively, in investments other than the clients the Company advises. Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2011, 2010, and 2009, the Company had net recognized gains (losses) on sales or other-than-temporary impairment of securities of $135,759, $(60,182) and $(2,456,618), respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2011	2010	% Change	2010	2009	% Change
Net income (loss) (in thousands)	$7,833	$5,349	46.4%	$5,349	$(2,238)	339.0%
Net income (loss) per share
Basic	$0.51	$0.35	45.7%	$0.35	$(0.15)	333.3%
Diluted	$0.51	$0.35	45.7%	$0.35	$(0.15)	333.3%
Weighted average shares outstanding (in thousands)
Basic	15,384	15,339		15,339	15,276
Diluted	15,384	15,342		15,342	15,276
For the year ended June 30, 2009, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss.
Year Ended June 30, 2011, Compared with Year Ended June 30, 2010
The Company posted net income of $7,832,647 ($0.51 per share) for the year ended June 30, 2011, compared with net income of $5,349,285 ($0.35 per share) for the year ended June 30, 2010. This increase in profitability is primarily attributable to the following factors:
Revenues
Total consolidated revenues for the year ended June 30, 2011, increased $6,903,473, or 19.7%, compared with the year ended June 30, 2010. This increase was primarily attributable to the following:
•
Mutual fund advisory fees increased by $5,408,091, or 25.6%, as a result of higher assets under management. Of that increase, mutual fund management fees contributed $3,196,017, primarily as a result of market appreciation in the natural resource funds, while mutual fund performance fees contributed $2,212,074. Mutual fund performance fees are paid when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. (See Note 4 for additional information regarding performance fees.)

•
Offshore fund advisory fees increased by $986,695, or 246.3%. Of that increase, offshore fund management fees contributed $79,074 while offshore fund performance fees contributed $907,621. (See Note 4 for additional information regarding performance fees.)

•	Distribution fees increased by $695,538, or 13.1%, in fiscal 2011 as a result of higher average net assets upon which these fees are based.

Expenses
Total consolidated expenses for the year ended June 30, 2011, increased by $3,382,211, or 12.8%, compared with the prior year and was primarily attributable to the following:
•	General and administrative expenses increased $1,899,909, or 27.7%, primarily due to sales-related conference and consulting fees and implementation of new investment management and trading software.
•	Platform fees increased by $720,876, or 12.9%, primarily due to increased assets held through broker-dealer platforms.
•	Advertising increased $624,250, or 48.3%, as a result of increased marketing and sales activity.
•	Employee compensation expense increased by $554,928, or 4.7%, primarily due to higher performance-based bonuses.
Year Ended June 30, 2010, Compared with Year Ended June 30, 2009
The Company posted net income of $5,349,285 ($0.35 per share) for the year ended June 30, 2010, compared with a net loss of $2,237,579 ($0.15 loss per share) for the year ended June 30, 2009. The increase in profitability in fiscal year 2010 primarily resulted from an increase in investment income of $5.6 million resulting from a rebound in the market value of trading securities as well as an increase in mutual fund advisory fees of $4.4 million due to higher assets under management. Expenses declined by 0.9% in fiscal 2010, including a $1.9 million decrease in subadvisory fees due to a change in a subadvisory contract in fiscal 2009 and a decrease in general and administrative expenses of $1.8 million due to prior year proxy-related costs. These expense decreases were offset by an increase in employee compensation of $1.9 million due to higher performance-based bonuses.
Revenues

			%			%
(Dollars in Thousands)	2011	2010	Change	2010	2009	Change
Investment advisory fees:
Natural resource funds	$20,341	$15,264	33.3%	$15,264	$8,990	69.8%
International equity funds	5,735	5,567	3.0%	5,567	6,749	(17.5%)
Domestic equity funds	495	299	65.6%	299	295	1.4%
Fixed income funds	-	33	(100.0%)	33	730	(95.5%)

Total mutual fund advisory fees	26,571	21,163	25.6%	21,163	16,764	26.2%
Other advisory fees	1,387	401	245.9%	401	924	(56.6%)

Total investment advisory fees	27,958	21,564	29.7%	21,564	17,688	21.9%
Transfer agent fees	5,011	5,350	(6.3%)	5,350	5,942	(10.0%)
Distribution fees	5,988	5,293	13.1%	5,293	2,867	84.6%
Administrative services fees	1,922	1,797	7.0%	1,797	1,215	47.9%
Investment income (loss)	1,009	979	3.1%	979	(4,616)	121.2%
Other revenues	46	47	(2.1%)	47	44	6.8%

Total	$41,934	$35,030	19.7%	$35,030	$23,140	51.4%

Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: SEC-registered mutual fund advisory fees, which in fiscal 2011 accounted for 95% of the Company’s total advisory fees, and offshore investment advisory fees, which accounted for 5% of total advisory fees.
SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375% to 1.375%, and are paid monthly. These advisory fees increased by approximately $5.4 million, or 25.6%, in fiscal 2011 over fiscal 2010 primarily as a result of increased assets under management in the natural resource funds as well as lower equity fund expense reimbursements resulting from the implementation of higher expense caps in October 2009.
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
The nine equity USGIF funds include a base advisory fee that is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2011, the Company adjusted its base advisory fees upwards by $2,380,608. For the year ended June 30, 2010 (the first fiscal year in which these performance fees were recorded), the Company adjusted its base advisory fees upwards by $168,534.
Transfer Agent Fees. United Shareholder Services, Inc., a wholly owned subsidiary of the Company, provides transfer agency and mailing services for Company clients. The Company receives an annual fee per account as well as transaction- and activity-based fees as compensation for services rendered as transfer agent and is reimbursed for out-of-pocket expenses associated with processing shareholder information. In addition, the Company collects custodial fees on IRAs and other types of retirement plans invested in USGIF. Transfer agent fees are, therefore, significantly affected by the number of client accounts. The Company also receives shareholder servicing fees based on the value of funds held through broker-dealer platforms.
Transfer agent fees decreased by $339,029 and $592,129 in fiscal 2011 and 2010, respectively, primarily as a result of a decline in the number of shareholder accounts and number of transactions.
Distribution Fees. The funds pay USGB a distribution fee, at an annual rate of 0.25 percent of the average daily net assets of the Investor Class of each of the nine equity USGIF funds.
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
Investment income was essentially flat, increasing by $29,453 in fiscal 2011 compared to fiscal 2010.
Investment income increased by $5,595,637 in fiscal 2010 compared to fiscal 2009, primarily as a result of a rebound from the prior year’s declines in the market value of trading securities as well as other-than-temporary impairments in the comparable period.

Included in investment income were other-than-temporary impairments of $3,699 in fiscal 2011, $1,606 in fiscal 2010 and $2,456,618 in fiscal 2009.
Expenses

			%			%
(Dollars in Thousands)	2011	2010	Change	2010	2009	Change
Employee compensation and benefits	$12,468	$11,913	4.7%	$11,913	$10,017	18.9%
General and administrative	8,749	6,849	27.7%	6,849	8,696	(21.2%)
Platform fees	6,304	5,583	12.9%	5,583	4,946	12.9%
Advertising	1,916	1,292	48.3%	1,292	407	217.4%
Depreciation	292	321	(9.0%)	321	270	18.9%
Subadvisory fees	175	563	(68.9%)	563	2,415	(76.7%)

Total	$29,904	$26,521	12.8%	$26,521	$26,751	(0.9%)

Employee Compensation and Benefits. Employee compensation and benefits increased by $554,928, or 4.7%, in fiscal 2011, and $1,896,037, or 18.9%, in fiscal 2010 compared to the prior year. The increases in both years were primarily due to higher performance-based bonuses.
Subadvisory Fees. Through September 2010, subadvisory fees were calculated as a percentage of average net assets of the two funds that are subadvised by a third-party manager. From October 2010 to June 30, 2011, subadvisory fees were adjusted to a flat fee per month. The decrease in subadvisory fees of $388,041, or 68.9%, in fiscal 2011 and $1,851,476, or 76.7%, in fiscal year 2010 is due to the restructured responsibilities of the third-party manager, as well as a decline in assets under management.
General and Administrative. The increase in general and administrative expense of $1,899,909, or 27.7%, in fiscal 2011 was primarily attributable to sales-related conferences and consulting fees and implementation of new investment management and trading software. The decrease in general and administrative expenses in fiscal 2010 of $1,846,310, or 21.2%, resulted primarily from proxy-related costs associated with the merger of the USGIF and USGAF trusts in fiscal 2009.
Platform Fees. Broker-dealers typically charge an asset-based fee for assets held in their platforms. Platform fees increased by $720,876, or 12.9%, in fiscal 2011, and by $636,377, or 12.9%, in fiscal 2010 due to an increase in assets held through the broker-dealer platforms. The incremental assets received through the broker-dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression resulting from paying platform fees on those assets.
Advertising. Advertising increased by $624,250, or 48.3%, in fiscal 2011 and by $884,869, or 217.4%, in fiscal 2010 as a result of increased marketing and sales activity.
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the basis of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included no valuation allowance at June 30, 2011.
Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements.

Contractual Obligations
A summary of contractual obligations of the Company as of June 30, 2011, is as follows:

	Payments due by period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating lease obligations	$415,447	$198,282	$217,165	$–	$–
Contractual obligations	1,535,386	978,643	556,743	–	–

Total	$1,950,833	$1,176,925	$773,908	$–	$–

Operating leases consist of office and mailroom equipment leased from several vendors. Contractual obligations include educational and charitable organization pledges, commitments to fund a venture capital investment and agreements for services used in daily operations.
The Board has authorized a monthly dividend of $0.02 per share through December 2011, at which time the Board will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2011 to December 2011 will be approximately $1,850,000.
Liquidity and Capital Resources
At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $32.4 million and a current ratio (current assets divided by current liabilities) of 7.6 to 1. With approximately $27.2 million in cash and cash equivalents and $10.4 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $41.1 million, with cash, cash equivalents and marketable securities comprising 81.7% of total assets.
The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and projected cash flow are expected to be sufficient to cover current expenses.
The investment advisory and related contracts between the Company and USGIF will expire on September 30, 2012. With respect to offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.
Management believes current cash reserves, available financing and projected cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.
Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Management reviews these estimates on an ongoing basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While recent accounting policies are described in more detail in Note 2 to the consolidated financial statements, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of investments, income taxes and valuation of stock-based compensation.
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
Investments classified as neither trading securities nor held-to-maturity securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity and recorded in earnings when realized.
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
Income Taxes. The Company’s annual effective income tax rate is based on the mix of income and losses in its U.S. and non-U.S. entities which are part of the Company’s Consolidated Financial Statements, statutory tax rates and tax-planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in evaluating the Company’s tax positions.
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
The Company assesses uncertain tax positions in accordance with ASC 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes). Judgment is used to identify, recognize and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.
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
Assessing the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns requires judgment. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows.
Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. The Company measured the fair value of stock options granted in fiscal 2010 on the date of grant using a Black-Scholes option-pricing model. No options were granted in fiscal 2009 or fiscal 2011.
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
The table below summarizes the Company’s equity price risks as of June 30, 2011, and shows the effects of a hypothetical 25% increase and a 25% decrease in market prices.

			Estimated Fair
			Value After	Increase (Decrease) in
	Fair Value at	Hypothetical	Hypothetical Price	Shareholders' Equity,
	June 30, 2011	Percentage Change	Change	Net of Tax
Trading securities [1]	$5,703,916	25% increase	$7,129,895	$941,146
		25% decrease	$4,277,937	($941,146)
Available-for-sale [2]	$4,660,928	25% increase	$5,826,160	$769,053
		25% decrease	$3,495,696	($769,053)
1Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
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
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited U.S. Global Investors, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of U.S. Global Investors, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 and our report dated September 6, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas September 6, 2011

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Global Investors, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 6, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas September 6, 2011

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
Assets	2011	2010
Current Assets
Cash and cash equivalents	$27,207,896	$23,837,479
Trading securities, at fair value	5,703,916	5,072,724
Receivables
Mutual funds	3,259,251	3,065,100
Offshore clients	33,828	29,070
Income tax	244,149	-
Employees	2,200	1,885
Other	7,391	152,930
Prepaid expenses	816,814	756,394
Deferred tax asset	-	200,129

Total Current Assets	37,275,445	33,115,711

Net Property and Equipment	3,547,303	3,906,712

Other Assets
Deferred tax asset, long-term	482,927	933,241
Investment securities available-for-sale, at fair value	4,660,928	3,028,034

Total Other Assets	5,143,855	3,961,275

Total Assets	$45,966,603	$40,983,698

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$55,181	$174,690
Accrued compensation and related costs	1,734,267	1,701,255
Deferred tax liability	77,432	-
Dividends payable	924,672	921,514
Other accrued expenses	2,117,604	1,994,367

Total Current Liabilities	4,909,156	4,791,826

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,445 shares at June 30, 2011, and June 30, 2010	346,561	346,561
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,103 shares at June 30, 2011, and June 30, 2010	51,828	51,828
Additional paid-in-capital	15,267,231	15,136,537
Treasury stock, class A shares at cost; 526,583 and 573,764 shares at June 30, 2011, and June 30, 2010, respectively	(1,232,929)	(1,343,397)
Accumulated other comprehensive income, net of tax	1,042,462	555,352
Retained earnings	25,582,294	21,444,991

Total Shareholders’ Equity	41,057,447	36,191,872

Total Liabilities and Shareholders’ Equity	$45,966,603	$40,983,698

The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended June 30,
	2011	2010	2009
Revenues
Mutual fund advisory fees	$26,571,094	$21,163,003	$16,764,376
Transfer agent fees	5,010,913	5,349,942	5,942,071
Distribution fees	5,988,167	5,292,629	2,867,040
Administrative services fees	1,921,630	1,797,063	1,214,624
Other advisory fees	1,387,358	400,663	924,363
Investment income (loss)	1,008,568	979,115	(4,616,522)
Other	45,896	47,738	44,317

	41,933,626	35,030,153	23,140,269

Expenses
Employee compensation and benefits	12,467,966	11,913,038	10,017,001
General and administrative	8,749,365	6,849,456	8,695,766
Platform fees	6,303,503	5,582,627	4,946,250
Advertising	1,916,074	1,291,824	406,955
Subadvisory fees	174,994	563,035	2,414,511
Depreciation	291,705	321,416	270,334

	29,903,607	26,521,396	26,750,817

Income (Loss) Before Income Taxes	12,030,019	8,508,757	(3,610,548)
Provision for Federal Income Taxes
Tax expense (benefit)	4,197,372	3,159,472	(1,372,969)

Net Income (Loss)	7,832,647	5,349,285	(2,237,579)
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities arising during period	552,605	203,018	677,731
Less: reclassification adjustment for gains included in net income	(65,495)	-	-

Comprehensive Income (Loss)	$8,319,757	$5,552,303	$(1,559,848)

Basic Net Income (Loss) per Share	$0.51	$0.35	$(0.15)

Diluted Net Income (Loss) per Share	$0.51	$0.35	$(0.15)

Basic weighted average number of common shares outstanding	15,384,435	15,339,038	15,275,962
Diluted weighted average number of common shares outstanding	15,384,435	15,341,820	15,275,962
The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Treasury	Comprehensive	Retained
	(class A)	(class C)	Capital	Stock	Income (Loss)	Earnings	Total
Balance at June 30, 2008 (13,817,269 shares of class A; 2,094,279 shares of class C)	$345,432	$52,357	$14,114,178	$(1,562,419)	$(325,397)	$26,609,593	$39,233,744
Purchases of stock under ESPP of 27,900 shares of Common Stock (class A)	-	-	114,161	73,659	-	-	187,820
Conversion of 2,404 shares of class C common stock for class A common stock	60	(60)	-	-	-	-	-

Dividends paid	-	-	-	-	-	(3,673,450)	(3,673,450)

Stock bonuses	-	-	74,260	39,636	-	-	113,896

Stock based compensation expense	-	-	325,832	-	-	-	325,832
Unrealized gain on securities available-for-sale (net of tax)	-	-	-	-	677,731	-	677,731

Net loss	-	-	-	-	-	(2,237,579)	(2,237,579)

Balance at June 30, 2009 (13,819,673 shares of class A; 2,091,875 shares of class C)	345,492	52,297	14,628,431	(1,449,124)	352,334	20,698,564	34,627,994
Purchases of stock under ESPP of 21,556 shares of Common Stock (class A)	-	-	154,926	50,470	-	-	205,396
Conversion of 18,772 shares of class C common stock for class A common stock	469	(469)	-	-	-	-	-
Exercise of 24,000 options for Common Stock (class A)	600	-	116,149	-	-	-	116,749

Dividends declared	-	-	-	-	-	(4,602,858)	(4,602,858)

Stock bonuses	-	-	183,640	55,257	-	-	238,897

Stock-based compensation expense	-	-	53,391	-	-	-	53,391
Unrealized gain on securities available-for-sale (net of tax)	-	-	-	-	203,018	-	203,018

Net income	-	-	-	-	-	5,349,285	5,349,285

Balance at June 30, 2010 (13,862,445 shares of class A; 2,073,103 shares of class C)	346,561	51,828	15,136,537	(1,343,397)	555,352	21,444,991	36,191,872
Purchases of stock under ESPP of 25,781 shares of Common Stock (class A)	-	-	129,311	60,363	-	-	189,674

Dividends declared	-	-	-	-	-	(3,695,344)	(3,695,344)

Stock bonuses	-	-	119,379	50,105	-	-	169,484

Stock based compensation expense	-	-	(117,996)	-	-	-	(117,996)
Unrealized gain on securities available for sale (net of tax)	-	-	-	-	487,110	-	487,110

Net income	-	-	-	-	-	7,832,647	7,832,647

Balance at June 30, 2011 (13,862,445 shares of class A; 2,073,103 shares of class C)	$346,561	$51,828	$15,267,231	$(1,232,929)	$1,042,462	$25,582,294	$41,057,447

The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$7,832,647	$5,349,285	$(2,237,579)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291,705	321,416	270,334
Net recognized loss on disposal of fixed assets	154,216	98,908	2,074
Net recognized (gain) loss on securities	(135,759)	60,182	2,456,618
Provision for deferred taxes	321,117	362,889	(2,057,356)
Stock bonuses	169,484	238,897	113,896
Stock-based compensation expense	37,825	53,391	325,832
Changes in operating assets and liabilities:
Accounts receivable	(297,834)	594,927	4,970,483
Prepaid expenses	(60,420)	(172,180)	44,576
Trading securities	(631,192)	(619,825)	2,480,346
Accounts payable and accrued expenses	36,740	1,344,460	(3,328,293)

Total adjustments	(114,118)	2,283,065	5,278,510

Net cash provided by operating activities	7,718,529	7,632,350	3,040,931

Cash Flows from Investing Activities:
Purchase of property and equipment	(86,512)	(554,933)	(1,667,133)
Proceeds from sale of fixed assets	-	1,017	-
Purchase of available-for-sale securities	(1,056,384)	(230,493)	(2,719,649)
Proceeds on sale of available for sale securities	201,772	22	-
Return of capital on investment	95,523	45,121	-

Net cash used in investing activities	(845,601)	(739,266)	(4,386,782)

Cash Flows from Financing Activities:
Exercise of stock options	-	116,749	-
Issuance of common stock	189,674	205,396	187,820
Dividends paid	(3,692,185)	(3,681,344)	(3,673,450)

Net cash used in financing activities	(3,502,511)	(3,359,199)	(3,485,630)

Net increase (decrease) in cash and cash equivalents	3,370,417	3,533,885	(4,831,481)
Beginning cash and cash equivalents	23,837,479	20,303,594	25,135,075

Ending cash and cash equivalents	$27,207,896	$23,837,479	$20,303,594

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$4,360,000	$1,365,000	$2,655,000
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
Note 2. Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, USGG, USBERM and USGB.
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
Income Taxes . The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes. The liability method requires that deferred tax assets be reduced by a valuation allowance in cases where it is more likely than not that the deferred tax assets will not be realized.
The Company accounts for income taxes in accordance with ASC 740 Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued a standard (formerly Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes and requires expanded disclosure with respect to uncertainty in income taxes. The Company adopted this standard on July 1, 2007. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2007 through 2010 remain open to examination by the tax jurisdictions to which the Company is subject.
Revenue Recognition. The Company earns substantially all of its revenues from advisory, administrative, distribution and transfer agency services. Mutual fund advisory, administrative and distribution fees are calculated as a percentage of assets under management and are recorded as revenue as services are performed. Offshore advisory client contracts provide for monthly management fees, in addition to a quarterly performance fees. Effective October 1, 2009, the advisory contract for the USGIF equity funds provides for a performance fee on the base advisory fee that are calculated and recorded monthly. Transfer agency fees are calculated using a charge based upon the number of shareholder accounts serviced as well as transaction and activity-based fees. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of any fee waivers.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp. (“EFC”), an offshore client, as the adviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity.

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
Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. Net advertising expenditures were $1,916,074, $1,291,824 and $406,955 during fiscal 2011, 2010, and 2009, respectively.
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
Earnings Per Share. The Company computes and presents earnings per share in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. The Company has two classes of common stock with outstanding shares. Both classes share equally in dividend and liquidation preferences.
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
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU added new requirements for disclosures into and out of Levels 1 and 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. It also clarified existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 reconciliation disclosures, the guidance in the ASU was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009. The new disclosures for Level 3 activity are effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands existing disclosure requirements and amends some fair value measurement principles. The ASU is effective for interim periods beginning on or after December 15, 2011, with early adoption prohibited and prospective application required. Management is evaluating the ASU and its potential impact on the financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. As the Company reports comprehensive income within its consolidated statement of operations, the adoption of this guidance will not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.
Note 3. Investments
As of June 30, 2011, the Company held investments with a fair value of $10,364,844 and a cost basis of $9,044,711.
Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income. Substantially all of the cash and cash equivalents included in the balance sheet at June 30, 2011, and June 30, 2010, are invested in USGIF money market funds.
Investments in securities classified as available-for-sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.

Investment Activity
The following table summarizes investment activity over the last three fiscal years:

	Year-Ended June 30,
	2011	2010	2009
Realized losses on sale of trading securities	$-	$(58,598)	$-
Trading securities, at cost	5,963,272	5,963,272	6,276,578
Trading securities, at fair value [1]	5,703,916	5,072,724	4,511,497
Net change in unrealized gains (losses) on trading securities (included in earnings)	631,192	874,533	(2,481,446)
Available-for-sale securities, at cost	3,081,439	2,186,591	2,002,826
Available-for-sale securities, at fair value [1]	4,660,928	3,028,034	2,536,665
Gross realized gains on sale of available-for-sale securities	139,458	22	-
Gross realized losses on sale of available-for-sale securities	-	-	-
Gross unrealized gains recorded in shareholders’ equity	1,596,949	860,621	598,458
Gross unrealized losses recorded in shareholders’ equity	(17,460)	(19,178)	(64,619)
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	(3,699)	(1,606)	(2,456,618)

[1]	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.
The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Year-Ended June 30,
Investment Income (Loss)	2011	2010	2009
Realized losses on sales of trading securities	$-	$(58,598)	$-
Realized gains on sales of available-for-sale securities	139,458	22	-
Unrealized gains (losses) on trading securities	631,192	874,533	(2,481,446)
Realized foreign currency gains (losses)	3,013	(561)	(47,593)
Other-than-temporary declines in available-for-sale securities	(3,699)	(1,606)	(2,456,618)
Dividend and interest income	238,604	165,325	369,135

Total Investment Income (Loss)	$1,008,568	$979,115	$(4,616,522)

Unrealized Losses
The following tables summarize equity investments that are in an unrealized loss position at each balance sheet date, categorized by how long they have been in a continuous loss position. These investments do not include trading securities or those available-for-sale securities with declines in value deemed other than temporary as their unrealized losses are recognized in earnings.

	June 30, 2011 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$31	$(4)	$-	$-	$31	$(4)
Venture capital investments	112	(13)	-	-	112	(13)
Mutual funds	-	-	-	-	-	-

Total available-for-sale securities	$143	$(17)	$-	$-	$143	$(17)

	June 30, 2010 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$118	$(10)	$-	$-	$118	$(10)
Venture capital investments	49	(8)	-	-	49	(8)
Mutual funds	19	(1)	-	-	19	(1)

Total available-for-sale securities	$186	$(19)	$-	$-	$186	$(19)

Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.
Fair Value Hierarchy
Accounting Standards Codification (ASC) 820, Fair Value Measurement and Disclosures (formerly SFAS 157), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.
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
The following tables present fair value measurements, as of each balance sheet date, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	June 30, 2011
		Significant Other	Significant
	Quoted Prices	Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$267	$57	$-	$324
Mutual funds	4,043	-	-	4,043
Offshore fund	-	1,337	-	1,337

Total trading securities	4,310	1,394	-	5,704

Available-for-sale securities
Common stock	1,690	-	-	1,690
Venture capital investments	-	-	243	243
Mutual funds	2,728	-	-	2,728

Total available-for-sale securities	4,418	-	243	4,661

Total Investments	$8,728	$1,394	$243	$10,365

	Fair Value Measurement using (in thousands)
	June 30, 2010
		Significant Other	Significant
	Quoted Prices	Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$113	$8	$-	$121
Mutual funds	3,899	-	-	3,899
Offshore fund	-	1,053	-	1,053

Total trading securities	4,012	1,061	-	5,073

Available-for-sale securities
Common stock	1,455	-	-	1,455
Venture capital investments	-	-	267	267
Mutual funds	1,306	-	-	1,306

Total available-for-sale securities	2,761	-	267	3,028

Total Investments	$6,773	$1,061	$267	$8,101

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

In Level 2, the Company has an investment in an offshore fund with a fair value of $1,336,588 that invests in companies in the energy and natural resource sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
The Company has a venture capital investment with a fair value of $131,355 that primarily invests in companies in the energy and precious metals sectors. The Company may redeem this investment at the end of a calendar quarter after providing a written redemption notice at least thirty days prior, and the redemption prices are subject to a discount from the net value of the dealer bid prices or estimated liquidation value at the time of redemption. It is estimated that the underlying assets would be liquidated within the next three years. The Company also has a venture capital investment with a fair value of approximately $111,528 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of June 30, 2011, the Company has an unfunded commitment of $125,000 related to this investment.
The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Venture Capital Investments
	Year Ended June 30,
(Dollars in Thousands)	2011	2010
Beginning Balance	$267	$-
Return of capital	(95)	(3)
Total gains or losses (realized/unrealized)	-	-
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	71	(17)
Purchases, issuances, and settlements	-	63
Transfers in and/or out of Level 3	-	224

Ending Balance	$243	$267

Note 4. Investment Management, Transfer Agent, and Other Fees
The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. Two of the thirteen Funds within USGIF, Eastern European Fund and Global Emerging Markets Fund, were subadvised by a third-party manager with primary day-to-day management responsibilities, Charlemagne Capital (IOM) Limited (“Charlemagne”), through November 6, 2008. Effective November 7, 2008, the Company assumed the day-to-day management of both Funds. The subadvisory agreements with Charlemagne were amended, effective November 7, 2008, to reflect reduced subadvisory fees in light of restructured responsibilities. On March 1, 2010, three funds within USGIF (Global MegaTrends Fund, Global Resources Fund and World Precious Minerals Fund) began offering institutional class shares.
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
Shareholders of USGIF and U.S. Global Accolade Funds (“USGAF”) approved several proposals effective October 1, 2008, which included (i) a reorganization of the USGIF and USGAF funds from two separate Massachusetts business trusts into a single Delaware statutory trust under the name USGIF, (ii) a new advisory agreement for the Funds, (iii) a new distribution plan for the nine equity USGIF funds under which USGB is paid a fee at an annual rate of 0.25 percent of the average daily net assets of each Fund and (iv) administrative services that were part of the previous advisory agreement were removed and became the subject of a separate agreement. With respect to four equity Funds, the new advisory agreement increased the base advisory fee and changed the advisory fee breakpoints. Under the new administrative services agreement, the Funds no longer reimburse the Company for certain legal and administrative services, but instead pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each Fund for administrative services provided by the Company to USGIF. The Company incurred a total of $3.7 million in merger-related costs.
The new advisory agreement for the nine equity Funds provides for a base advisory fee that, beginning in October 2009, is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2010 (the first fiscal year in which these performance fees were recorded), the Company realized an increase in its base advisory fees of $168,534. For the year ended June 30, 2011, the Company realized an increase in its base advisory fees of $2,380,608.
Prior to October 1, 2008, the Company voluntarily waived or reduced its fees and/or agreed to pay expenses on seven of thirteen Funds. Effective October 1, 2008, the Company contractually agreed to cap the expenses of all thirteen Funds through September 30, 2009. Thereafter, these caps will continue on a modified and voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company were $3,131,906, $3,507,140 and $5,789,828 in 2011, 2010, and 2009, respectively.
The above waived fees includes amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse U.S. Treasury Securities Cash Fund and U.S. Government Securities Savings Fund to the extent necessary to maintain the respective Fund’s yield at a certain level as determined by the Company (Minimum Yield). Reflecting increased demand in the market for government securities, yields on such products have decreased to record lows. For the fiscal year ended June 30, 2011, fees waived and/or expenses reimbursed as a result of this agreement were $871,577 and $688,886 for the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund, respectively. The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the Funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the Funds’ yield to fall below the Minimum Yield. Thus, $170,642 of these waivers are recoverable by the Company through December 31, 2011, $1,047,980 through December 31, 2012, $1,562,956 through December 31, 2013 and $804,707 through December 31, 2014. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.
On November 6, 2008, effective immediately, the Company terminated its relationship with Endeavour Financial Corp., an offshore client, as the subadviser to its equity portfolio. As investment adviser, the Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded $661,262 in advisory fees related to the EFC contract for the fiscal year ended June 30, 2009.
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

Note 5. Property and Equipment
Property and equipment are composed of the following:

	June 30,
	2011	2010
Building and land	$4,568,481	$4,634,980
Furniture, equipment, and other	1,773,947	1,959,122

	6,342,428	6,594,102
Accumulated depreciation	(2,795,125)	(2,687,390)

Net property and equipment	$3,547,303	$3,906,712

Depreciation expense totaled $291,705, $321,416 and $270,334 in 2011, 2010, and 2009, respectively.
Note 6. Other Accrued Expenses
Other accrued expenses consist of the following:

	June 30,
	2011	2010
Vendors payable	$1,181,990	$799,428
Platform fees	545,679	498,369
Legal, professional and consulting fees	303,067	288,997
Taxes payable	78,850	367,141
Subadvisory fees	5,000	40,305
Other	3,018	127

Other accrued expenses	$2,117,604	$1,994,367

Note 7. Borrowings
As of June 30, 2011, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement was renewed effective March 25, 2011, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The amended credit agreement will expire on May 31, 2012, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2011, the credit facility remains unutilized by the Company.
Note 8. Lease Commitments
The Company has obligations under operating leases with initial non-cancelable terms in excess of one year for computers and equipment. Lease expenses totaled $610,256, $454,806 and $433,007 in fiscal years 2011, 2010 and 2009, respectively. Minimum non-cancelable lease payments required under operating leases for the years subsequent to June 30, 2011, are as follows:

Fiscal Year	Amount
2012	$198,282
2013	176,713
2014	40,452
2015	-
2016	-

Total	$415,447

Note 9. Benefit Plans
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100% of participants’ contributions up to the first 3% of compensation, and 50% of the next 2% of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $228,612, $246,556 and $221,483 for fiscal years 2011, 2010 and 2009, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. The Company made profit sharing contributions of $300,000, $300,000 and $0 in fiscal years 2011, 2010 and 2009, respectively.
The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which a majority of employees have accepted. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $74,644, $73,312 and $69,575 in fiscal years 2011, 2010 and 2009, respectively.
The Company has an Employee Stock Purchase Plan, subject to a current registration statement, whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contributions up to 3% of gross salary. During fiscal years 2011, 2010, and 2009, employees purchased 25,781, 21,556 and 27,900 shares of treasury stock from the Company, respectively.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2011.
Note 10. Shareholders’ Equity
The monthly dividend of $0.02 is authorized through December 2011 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.
During the fiscal years ended June 30, 2011, 2010, and 2009, the Company did not purchase any of its class A common stock.
During the years ended June 30, 2011, 2010, and 2009, the Company granted 35,300, 7,200 and 13,300 shares of class A common stock to certain employees at a weighted average fair value on grant date of $8.12, $12.62 and $8.59.
The Company granted 3,300, 2,400 and 3,900 shares of class A common stock at a weighted average fair value of $8.10, $11.00 and $8.65 to its non-employee Directors in fiscal years 2011, 2010, and 2009, respectively.
Shareholders of class C shares are allowed to convert to class A. During fiscal year 2011, no shares were converted. During fiscal years 2010 and 2009, 18,772 and 2,404 shares, respectively, were converted from class C to class A.

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. As of June 30, 2011, there were no options outstanding under the 1989 Plan.
In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. No options were granted in fiscal years 2009 or 2011. One option for 2,000 shares was granted in fiscal year 2010 with a fair value, net of tax, of $11,537. The option will vest over two years, with 50 percent vesting on the first and second anniversary dates.
The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for options granted in fiscal 2010: expected volatility factor based on historical volatility of 81%, risk-free interest rate of 3.7% and an expected life of 10 years for all options granted.
Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

			Weighted
			Average Remaining
		Weighted Average	Contractual Life in	Aggregate Intrinsic
	Shares	Exercise Price	Yrs	Value (net of tax)
Outstanding June 30, 2008	77,300	$13.66
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a

Outstanding June 30, 2009	77,300	$13.66
Granted	2,000	$12.31
Exercised	24,000	$0.75
Forfeited	-	n/a

Outstanding June 30, 2010	55,300	$19.21
Granted	-	n/a
Exercised	-	n/a
Forfeited	30,000	$19.06

Outstanding June 30, 2011	25,300	$19.40	6.38	$207,625
As of June 30, 2011, 2010, and 2009, exercisable employee stock options totaled 20,180, 47,120 and 64,060 shares and had weighted average exercise prices of $19.78, $19.50 and $12.49 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2011, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($)
1997 Plan Class A	06/20/07	3,000	5.97	$24.74	3,000	$24.74
	10/03/07	20,000	6.26	$19.36	16,000	$19.36
	11/27/07	300	6.41	$15.59	180	$15.59
	10/07/09	2,000	8.27	$12.31	1,000	$12.31

		25,300	6.38	$19.40	20,180	$19.78

Note 11. Income Taxes
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
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at June 30, 2011, 2010, or 2009.
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year ended June 30,
	2011	% of Pretax	2010	% of Pretax	2009	% of Pretax
Tax expense (benefit) at statutory rate	$4,090,206	34.0%	$2,892,977	34.0%	$(1,227,586)	34.0%
Other	107,166	0.9%	266,495	3.1%	(145,383)	4.0%

Total tax expense (benefit)	$4,197,372	34.9%	$3,159,472	37.1%	$(1,372,969)	38.0%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
	2011	2010	2009
Current tax expense	$3,876,255	$2,796,583	$684,387
Deferred tax expense (benefit)	321,117	362,889	(2,057,356)

Total tax expense (benefit)	$4,197,372	$3,159,472	$(1,372,969)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective statutory tax rate (34.0% for 2011 and 2010) are as follows:

	Year ended June 30,
	2011	2010
Book/tax differences in the balance sheet
Available-for-sale securities	$336,968	$621,688
Trading securities	88,181	302,786
Stock-based compensation expense	110,588	263,597
Accrued expenses	90,834	127,680
Capital loss carryover	-	36,288
Accumulated depreciation	35,372	11,667
Prepaid expenses	(256,448)	(230,336)

Net deferred tax asset	$405,495	$1,133,370

Note 12. Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2011	2010	2009
Basic and diluted net income (loss)	$7,832,647	$5,349,285	$(2,237,579)
Weighted average number of outstanding shares
Basic	15,384,435	15,339,038	15,275,962
Effect of dilutive securities
Employee stock options	-	2,782	-

Diluted	15,384,435	15,341,820	15,275,962

Earnings (loss) per share
Basic	$0.51	$0.35	($0.15)
Diluted	$0.51	$0.35	($0.15)
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the year ended June 30, 2011, employee stock options for 25,300 shares were excluded from diluted EPS. For year ended June 30, 2010, employee stock options for 45,300 shares were excluded from diluted EPS. For the year ended June 30, 2009, no options were included in the computation of diluted earnings per share because they would be antidilutive due to the net loss. The Company did not repurchase any shares of its class A common stock from employees during fiscal 2011, 2010 or 2009. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

Note 13. Comprehensive Income
The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
June 30, 2009
Unrealized gains (losses) on available-for-sale securities	$1,026,865	$(349,134)	$677,731
Less: reclassification adjustment for gains included in net income	-	-	-

Other comprehensive income	$1,026,865	$(349,134)	$677,731

June 30, 2010
Unrealized gains (losses) on available-for-sale securities	$307,603	$(104,585)	$203,018
Less: reclassification adjustment for gains included in net income	-	-	-

Other comprehensive income	$307,603	$(104,585)	$203,018

June 30, 2011
Unrealized gains (losses) on available-for-sale securities	$837,281	$(284,676)	$552,605
Less: reclassification adjustment for gains included in net income	(99,235)	33,740	(65,495)

Other comprehensive income	$738,046	$(250,936)	$487,110

Note 14. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment	Corporate
	Management Services	Investments	Consolidated
Year ended June 30, 2009
Net revenues (expenses)	$28,089,495	$(4,949,226)	$23,140,269

Net income (loss) before income taxes	1,350,730	(4,961,278)	(3,610,548)

Depreciation	270,334	-	270,334

Capital expenditures	1,667,133	-	1,667,133

Year ended June 30, 2010
Net revenues	$34,216,362	$813,791	$35,030,153

Net income before income taxes	7,711,472	797,285	8,508,757

Depreciation	321,416	-	321,416

Capital expenditures	554,933	-	554,933

Year ended June 30, 2011
Net revenues	$41,051,275	$882,351	$41,933,626

Net income before income taxes	11,157,470	872,549	12,030,019

Depreciation	291,705	-	291,705

Capital expenditures	86,512	-	86,512

Gross identifiable assets at June 30, 2011	35,099,769	10,383,907	45,483,676

Deferred tax asset			482,927

Consolidated total assets at June 30, 2011			$45,966,603

Note 15. Related Party Transactions
At June 30, 2011, 2010, and 2009, respectively, the Company had $35.2 million, $30.0 million and $25.8 million at fair value invested in USGIF and offshore clients the Company advises, and these amounts were included in the balance sheet in cash and cash equivalents and trading securities. The Company recorded $238,604, $102,132 and $309,562 in dividend income and $725,512, ($124,569) and ($805,929) in net unrealized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2011, 2010 and 2009, respectively. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, administrative fees, distribution fees, transfer agent fees and out-of-pocket expenses, net of amounts payable to the mutual funds. Frank Holmes, a director and Chief Executive Officer of the Company, is a trustee of USGIF.
The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $1,129,271, $262,789 and $171,008 for the years ended June 30, 2011, 2010, and 2009, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is a director of Meridian Global Gold and Resources Fund Ltd and Meridian Fund Managers Ltd., the manager of the Meridian Global Gold and Resources Fund Ltd.

The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $258,087, $137,874 and $92,093 for the years ended June 30, 2011, 2010 and 2009, respectively. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd. and Meridian Fund Managers Ltd., the manager of the Meridian Global Energy and Resources Fund Ltd. In addition, the Company has an investment in the Meridian Global Energy and Resources Fund Ltd. with a value of approximately $1,336,588 at June 30, 2011.
On November 6, 2008, effective immediately, the Company terminated its relationship with EFC as the subadviser to EFC’s equity portfolio. The Company provided investment advisory services to EFC. The Company was paid a monthly advisory fee based on the net asset value of the portfolio and an annual performance fee, if any, based on a percentage of consolidated net income from operations in excess of a predetermined percentage return on equity. The Company recorded fees totaling $661,262 in fiscal 2009. Since the contract was terminated prior to the end of fiscal year 2009, no performance fees were recorded in fiscal year 2009 and no advisory or performance fees were recorded in fiscal year 2010 or 2011. Mr. Holmes was the Chairman of the Board of Directors of EFC from October 2005 until November 6, 2008. The Company has an investment in EFC at June 30, 2011, with a value of approximately $752,656, recorded as an available-for-sale security.
The Company owns a position in Charlemagne Capital Limited at June 30, 2011, valued at approximately $931,455 and recorded as an available-for-sale security. Charlemagne Capital (IOM) Limited, a wholly-owned subsidiary of Charlemagne Capital Limited, specializes in emerging markets and is the non-discretionary subadviser to the Eastern European Fund and Global Emerging Markets Fund, two funds in USGIF.
Note 16. Contingencies and Commitments
The Company continuously reviews all investor, employee and vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.
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
The Board has authorized a monthly dividend of $0.02 per share through December 2011, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2011 to December 2011 will be approximately $1,850,000.

Note 17. Selected Quarterly Financial Data (Unaudited)
Note that some rows may not add to the correct annual total due to rounding.

Fiscal 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$8,921	$11,911	$11,410	$9,692
Expenses	6,962	8,271	7,361	7,311
Income before taxes	1,959	3,640	4,049	2,381
Net income	1,266	2,330	2,694	1,543
Comprehensive income	1,725	2,395	2,839	1,361
Earnings per share:
Basic	$0.08	$0.15	$0.17	$0.11
Diluted	$0.08	$0.15	$0.17	$0.11

Fiscal 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$8,029	$9,029	$9,361	$8,611
Expenses	5,651	6,720	7,078	7,072
Income before taxes	2,378	2,309	2,283	1,539
Net income	1,397	1,508	1,474	970
Comprehensive income	1,591	1,587	1,629	745
Earnings per share:
Basic	$0.09	$0.10	$0.10	$0.06
Diluted	$0.09	$0.10	$0.10	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the Company’s assessment, management believes that, as of June 30, 2011, the Company’s management has maintained effective internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, has been audited by BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Their report appears on page 28.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended June 30, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Inherent Limitation of the Effectiveness of Internal Control . A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company or any division of a company have been detected.

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

Part III of Annual Report on Form 10-K
Item 10. Directors, Executive Officers and Corporate Governance
The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E .Holmes	56
Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served as Trustee of U.S. Global Investors Funds since August 1989 and Trustee of U.S. Global Accolade Funds from April 1993 to October 2008. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006 and Chairman of Endeavour Financial Corp. from October 2005 to November 2008. Mr. Holmes has served as Director of 71316 Ontario, Inc. since April 1987 and Director, President, and Secretary of F.E. Holmes Organization, Inc. from July 1978 to July 2009.

Jerold H. Rubinstein	73
Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Board member and Chairman of the Audit Committee of CKE Restaurants since June 2006; Board member and Chairman of the Audit Committee of Stratus Media Group, Inc. since April 2011. Founder and Chief Executive Officer of Music Imaging & Media, Inc. from July 2002 to January 2010.

Roy D. Terracina	65
Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Chairman of the Board of Our Lady of the Lake University since May 2010.

Thomas F. Lydon, Jr.	51	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Member of the Board of Trustees of Rydex/SGI since January 1999.
Susan B. McGee	52
President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	51
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

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), the exception being Frank Holmes who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2011 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.
The Board of Directors held five meetings over the past fiscal year. All incumbent directors attended 75% or more of the Board meetings and meetings of the committees on which they served during the last fiscal year. Directors are encouraged to attend the Annual Meeting of Shareholders. All directors attended the 2011 Annual Meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member
Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s internal audit function and independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board. The Audit Committee met seven times during the past fiscal year. All incumbent committee members attended 75% or more of the committee meeting on which they served during the last fiscal year.
Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2011, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”), and an audit of the effectiveness of U.S. Global’s internal control over financial reporting in accordance with the standards of the PCAOB and to issue its reports thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.
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
Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2011.
Compensation Committee. The Compensation Committee assists the Board of Directors in carrying out its responsibilities with respect to employee qualified benefit plans and employee programs, executive compensation programs, stock option plans and director compensation programs. The Compensation Committee has broad responsibility for assuring that the Company’s executive officers, including the Company’s Chief Executive Officer, are effectively compensated in terms of salaries, supplemental compensation and benefits that are internally equitable and externally competitive. Additional responsibilities include the review and approval of corporate goals and objectives relevant to the Chief Executive Officer. The Compensation Committee reviews all components of compensation, including salaries, cash incentive plans, long-term incentive plans and various employee benefit matters. The Compensation Committee met three times during the past fiscal year. All incumbent committee members attended 75% or more of the committee meeting on which they served during the last fiscal year.
Compensation Committee Interlocks and Insider Participation. During fiscal year 2011, the Compensation Committee consisted of Roy D. Terracina, Thomas F. Lydon, Jr. and Jerold H. Rubinstein. All members of the Compensation Committee were independent directors, and no member was an employee or former employee. During fiscal year 2011, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Compensation Committee.
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
Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2011, its officers and directors, and all of the persons known to it to own more than 10% of its common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal 2011. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.
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
Setting Executive Compensation
The Compensation Committee of our Board of Directors is responsible for reviewing and approving corporate goals and objectives relevant to the CEO, Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The Board appointed Messrs. Lydon, Terracina and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the Compensation Committee. There are no Compensation Committee interlocks to report. The Compensation Committee has a charter that is available for review on our website at www.usfunds.com by clicking “About Us,” followed by “Investor Relations,” then “Policies and Procedures.”
The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal 2011.

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
The committee has delegated to Mr. Holmes the responsibility for reviewing the performance of, and recommending the compensation levels for, our other NEOs. The committee does not use rigid formulas with respect to the compensation of NEOs. Mr. Holmes makes a recommendation based on the achievement of qualitative goals that apply to all employees, quantitative goals that apply to an executive officer’s specific job responsibilities and other accomplishments, such as expansion in functional responsibility. In forming his recommendations, Mr. Holmes also considers the responsibilities and workload of the executive officer; the explicit and tacit knowledge required to perform these responsibilities, including any professional designations; the profitability of the company; and the cost of living in San Antonio, Texas.
Objectives
Our executive compensation programs are designed to:
•	attract and retain key executives,

•	align executive performance with our long-term interests and those of our shareholders and

•	link executive pay with performance.
Elements of Executive Compensation
The committee reviews and approves all components of executive officer compensation. The principal elements of executive compensation, other than Mr. Holmes, are:
•	base salary,

•	performance-based cash and stock bonuses,

•	long-term incentive awards and

•	other compensation and benefits.
Base Salary
Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal 2011 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

Performance-Based Cash Bonuses
Executive officers, except Mr. Holmes, participate in a team performance pay program based on each employee’s annual salary to recognize monthly completion of departmental goals. Additionally, key executive officers are compensated based on individual performance pay arrangements. Discretionary cash bonuses are awarded from time to time for such things as completion of critical projects or outstanding performance.
Mr. Holmes considers a matrix of factors in reviewing the performance of, and compensation for, the CFO, Catherine Rademacher. Mr. Holmes considers such things as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified S-Ox and audit results and the cost of living in San Antonio.
In reviewing the performance of and compensation for the President and General Counsel Susan McGee, Mr. Holmes considers a matrix of factors including responsibilities, productivity, hours of work, profitability of the Company, timely and accurate regulatory filings, completion of regulatory examinations and the cost of living in San Antonio. In addition to her base salary, Ms. McGee, is paid a monthly bonus based on new assets flowing through institutional accounts in recognition of her leadership and strategic guidance of the institutional sales department. Along with other senior management in the marketing and sales departments, Ms. McGee receives a monthly bonus for new accounts for her key role in supervisory responsibilities. Occasionally, Ms. McGee receives discretionary bonuses for special projects such as completion of regulatory exams or managing significant new business relationships.
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
Stock Option Plans
In November 1989 the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of our class A common stock to directors, officers and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2011, there were no grants of stock options. As of June 30, 2011, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.
In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2011, no options were granted. As of June 30, 2011, 576,300 options had been granted, 257,000 shares had been exercised, 294,000 options had expired, 25,300 options remained outstanding and 117,700 options are available for grant.
2010 Stock Incentive Plan
In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal 2011, stock bonuses totaling $45,380 were awarded to NEOs, some of which were distributed in fiscal 2012.
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
We offer a range of health and welfare benefits to substantially all employees, including the NEOs. These benefits include medical, dental, vision, prescription drug, short-term disability, long-term disability, group life and accidental death insurance, tuition reimbursement and a free health club membership.
401(k) Plan
We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $16,500 in calendar year 2011. An additional “catch-up” pretax contribution of up to $5,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).
Profit Sharing
The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the Board to authorize a profit sharing contribution. Profit sharing contributions of $300,000, $300,000 and $0 were made in fiscal years 2011, 2010 and 2009, respectively.
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
Employee Stock Purchase Plan
We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3% of gross salary. During fiscal years 2011, 2010 and 2009, employees purchased 25,781, 21,556 and 27,900 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the Board nor NEOs are required to own or purchase a certain number of shares.
The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.
Perquisites and Other Benefits
We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2011 in the “All Other Compensation” column.
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

Compensation of Named Executive Officers
The following table sets forth for the fiscal year ended June 30, 2011, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($) [1]	($)	($)
Frank E. Holmes	2009	421,799	7,900	—	208,229	132,508	770,436
Chief Executive Officer	2010	421,799	9,600	—	683,803	136,715	1,251,917
Chief Investment Officer	2011	421,799	6,300	—	880,591	150,012[2]	1,458,702

Catherine A. Rademacher	2009	96,002	58,600	12,390	—	25,897	192,889
Chief Financial Officer	2010	96,000	89,740	6,550	—	28,922	221,212
	2011	98,006	98,416	28,780	—	31,211 [3]	256,413

Susan B. McGee	2009	256,895	271,320	12,390	57,881	122,930	721,416
President	2010	256,895	74,500	6,550	77,901	136,814	552,660
General Counsel	2011	256,895	74,898	16,600	120,263	131,311 [4]	599,967

[1]	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.

[2]
Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $55,973 in insurance, (ii) $33,148 in matched contributions, (iii) $20,000 in trustee fees, (iv) $12,560 in profit sharing contributions, (v) $11,274 in memberships, and (vi) $17,057 in miscellaneous items.

[3]
Represents amounts paid by us on behalf of Ms. Rademacher as follows: (i) $10,427 in profit sharing contributions, (ii) $9,980 in matched contributions, (iii) $6,395 in memberships, and (iv) $4,409 in miscellaneous items.

[4]
Represents amounts paid us on behalf of Ms. McGee as follows: (i) $72,527 in insurance, (ii) $15,115 in matched contributions, (iii) $14,814 in memberships, (iv) $12,560 in profit sharing contributions, and (iv) $16,295 in miscellaneous items.

The following table supplements the disclosure in the Summary Compensation Table with respect to stock awards made to the named executive officer in the last fiscal year. Columns were omitted if they were not applicable.

Grants of Plan-Based Awards
			All Other Stock	Grant Date Fair
			Awards: Number of	Value of Stock and	Grant Date Fair
			Shares of Stock or	Option Awards (per	Value of Stock and
Name	Grant Date		Units	share)	Option Awards
Frank E. Holmes	—		—	—	—
Catherine A. Rademacher	12/29/2010		2,000	$8.12	$16,240
	7/15/2011	[1]	1,500	$8.36	$12,540
Susan B. McGee	12/29/2010		500	$8.12	$4,060
	7/15/2011	[1]	1,500	$8.36	$12,540

[1] These shares were granted in fiscal 2012 for services rendered in fiscal 2011.

During fiscal year 2011, there were no exercises of stock options, vesting of restricted stock or options outstanding for any of the named executive officers.
The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.
Compensation of Directors
The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the chairman of the Board. Commencing in January 2007, the Company began granting shares of class A common stock to its non-employee directors on a periodic basis. Effective March 2008, the frequency of shares granted changed from 100 shares per quarter to 100 shares per month through February 2010, at which time stock grants were suspended. Beginning in October 2010, the Company resumed granting each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2011, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned or Paid
Name	in Cash[1]	Stock Awards [2]	Total
Jerold H. Rubinstein	$97,000	$8,906	$105,906
Roy D. Terracina	$37,000	$8,906	$45,906
Thomas F. Lydon, Jr.	$34,000	$8,906	$42,906

[1]
Includes certain fees earned in fiscal 2011 but paid in fiscal 2012. The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman.

[2]	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non employee directors in fiscal 2011.
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
Class C Common Stock (Voting Stock)
On August 19, 2011, there were 2,073,103 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5% or more of the outstanding shares of class C common stock.

	Class C
	Common
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class (%)
Frank Holmes	2,064,560	99.59%
7900 Callaghan Road
San Antonio, TX 78229
Class A Common Stock (Nonvoting Stock)
On August 19, 2011, there were 13,355,353 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5% or more of the outstanding shares of class A common stock.

	Class A
	Common
	Shares
	Beneficially		Percent of
Name and Address of Beneficial Owner	Owned		Class (%)
Royce & Associates, LLC — New York, NY [1]	1,975,100	[1]	14.25%
Financial & Investment Management Group — Traverse City, MI [2]	1,144,702	[2]	8.26%

[1] Information is from Schedule 13F for the period ending June 30, 2011, filed with the SEC on August 9, 2011.

[2] Information is from Schedule 13F for the period ending June 30, 2011, filed with the SEC on July 29, 2011.

Security Ownership of Management
The following table sets forth, as of August 19, 2011, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
	Common Stock		Common Stock
	Number of		Number of
Beneficial Owner	Shares	%	Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.59%	280,713	2.10%
Catherine A. Rademacher, CFO	-	-	20,179	0.15%
Susan B. McGee, President, General Counsel	-	-	77,395	0.58%
Jerold H. Rubinstein, Director	-	-	4,500	0.03%
Roy D. Terracina, Director	-	-	38,500	0.29%
Thomas F. Lydon, Jr., Director	-	-	4,500	0.03%

All directors and executive officers as a group (six persons)	2,064,560	99.59%	425,787	3.19%

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities
	of outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	—	—	717,000
1997 Non-Qualified Stock Option Plan [2]	25,300	$19.40	117,700
Employee Stock Purchase Plan [3]	N/A	N/A	98,287

Total	25,300		932,987

[1]	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
U.S. Global is invested in several of the mutual funds it manages. See Note 15 to the Consolidated Financial Statements, which incorporates the information of the relationships and related transaction for this Item 13. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2011, and 2010, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
	2011	2010
Audit fees [1]	$355,416	$354,009
Audit-related fees [2]	10,224	10,300
Tax fees [3]	27,735	34,250

Total fees	$393,375	$398,559

[1]	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

[2]	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and fees related to the audit of the Employee Stock Purchase Plan.

[3]	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.
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
All services provided by BDO USA, LLP in the fiscal years ended June 30, 2011, and 2010 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Financial Statements
The Consolidated Financial Statements including:
•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets as of June 30, 2011 and 2010

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2011

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2011

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2011

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
None.
3. Exhibits

3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarterly report ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817).

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076).

10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.2	Amended and Restated Transfer Agency Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and United Shareholder Services, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.3	Amended and Restated Administrative Services Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.4	Amended and Restated Distribution Plan Pursuant to Rule 12b-1 Plan, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.5	Amended and Restated Distribution Agreement dated March 4, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 107 filed April 30, 2010 (EDGAR Accession No. 0001104659-10-024038).

10.6	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.7	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.8	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.9	Line of Credit Note dated June 3, 2005, between the Company and JP Morgan Chase Bank N.A., incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for fiscal year ended June 30, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.10	2010 Stock Incentive Plan, included herein.

10.11	Reserved

10.12	Amendment dated February 26, 2009 to Credit Agreement dated June 3, 2005, and Line of Credit Note dated February 26, 2009 by and between the Company and JP Morgan Chase Bank N.A., incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

10.13	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended May 9, 2005, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012469).

10.14	Registration statement for the U.S. Global Investors, Inc. 401(k) Plan, as amended January 1, 2007, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012468).

10.15	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended April 28, 2009, incorporated by reference, filed April 30, 2009 (EDGAR Accession No. 0000950134-09-008950).

10.16	Note Modification Agreement dated March 25, 2011 by and between the Company and JPMorgan Chase Bank, N.A., incorporated by reference, filed May 6, 2011 (EDGAR Accession No. 0000950123-11-045814.

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 23, 2009, incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

14.02	Code of Ethics, adopted June 28, 1989, and amended December 12, 2008, incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

21	List of Subsidiaries of the Company, included herein.

23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.

Signatures
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.
	By:	/s/ Frank E. Holmes
Frank E. Holmes
Date: September 6, 2011		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 6, 2011

* /s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 6, 2011

* /s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 6, 2011

* /s/ Roy D. Terracina
Roy D. Terracina	Director	September 6, 2011

/s/ Catherine A. Rademacher
Catherine A. Rademacher	Chief Financial Officer	September 6, 2011

*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		September 6, 2011