Form 10-Q
period 2011-09-30
U S GLOBAL INVESTORS INC
filed 2011-11-04
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011
OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928
U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7900 Callaghan Road	78229-1234
San Antonio, Texas	(Zip Code)
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]                       NO [X]
On October 21, 2011, there were 13,862,505 shares of Registrant’s class A nonvoting common stock issued and 13,360,356 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,043 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 1 of 23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	September 30,	June 30,
Assets	2011	2011
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$28,124,089	$27,207,896
Trading securities, at fair value	5,109,717	5,703,916
Receivables
Mutual funds	2,826,878	3,259,251
Offshore clients	26,547	33,828
Income tax	-	244,149
Employees	1,189	2,200
Other	31,906	7,391
Prepaid expenses	602,339	816,814
Deferred tax asset	195,975	-

Total Current Assets	36,918,640	37,275,445

Net Property and Equipment	3,475,845	3,547,303

Other Assets
Deferred tax asset, long term	721,825	482,927
Investment securities available-for-sale, at fair value	3,996,444	4,660,928

Total Other Assets	4,718,269	5,143,855

Total Assets	$45,112,754	$45,966,603

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 2 of 23

	September 30,	June 30,
Liabilities and Shareholders’ Equity	2011	2011
	(UNAUDITED)
Current Liabilities
Accounts payable	$37,707	$55,181
Accrued compensation and related costs	1,267,847	1,734,267
Deferred tax liability	-	77,432
Dividends payable	926,121	924,672
Other accrued expenses	2,236,435	2,117,604

Total Current Liabilities	4,468,110	4,909,156

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) — $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,445 shares at September 30, 2011, and June 30, 2011	346,561	346,561
Common stock (class B) — $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) — $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,103 shares at September 30, 2011, and June 30, 2011	51,828	51,828
Additional paid-in-capital	15,414,590	15,267,231
Treasury stock, class A shares at cost; 502,149 and 526,583 shares at September 30, 2011, and June 30, 2011, respectively	(1,175,720)	(1,232,929)
Accumulated other comprehensive income, net of tax	602,388	1,042,462
Retained earnings	25,404,997	25,582,294

Total Shareholders’ Equity	40,644,644	41,057,447

Total Liabilities and Shareholders’ Equity	$45,112,754	$45,966,603

The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 3 of 23

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues
Mutual fund advisory fees	$5,461,167	$5,371,198
Distribution fees	1,273,784	1,280,075
Transfer agent fees	1,091,665	1,203,155
Administrative services fees	411,906	409,914
Other advisory fees	94,697	166,834
Other	10,564	9,714
Investment income	(551,875)	479,851

	7,791,908	8,920,741

Expenses
Employee compensation and benefits	2,883,330	2,728,021
General and administrative	1,864,178	2,207,018
Platform fees	1,282,125	1,328,581
Advertising	513,731	492,845
Depreciation	71,458	75,052
Subadvisory fees	15,000	129,994

	6,629,822	6,961,511

Income Before Income Taxes	1,162,086	1,959,230
Provision for Federal Income Taxes
Tax expense	412,568	693,537

Net Income	749,518	1,265,693
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(440,074)	459,682

Comprehensive Income	$309,444	$1,725,375

Basic Net Income per Share	$0.05	$0.08

Diluted Net Income per Share	$0.05	$0.08

Basic weighted average number of common shares outstanding	15,425,705	15,364,500
Diluted weighted average number of common shares outstanding	15,426,221	15,364,500
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 4 of 23

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$749,518	$1,265,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,458	75,052
Net recognized loss on disposal of fixed assets	-	110,965
Net recognized loss on securities	2,675	-
Provision for deferred taxes	(285,600)	43,914
Stock bonuses	150,213	-
Stock-based compensation expense	9,660	9,457
Changes in operating assets and liabilities:
Accounts receivable	660,299	20,295
Prepaid expenses	214,475	167,954
Trading securities	591,561	(455,145)
Accounts payable and accrued expenses	(365,063)	41,669

Total adjustments	1,049,678	14,161

Net cash provided by operating activities	1,799,196	1,279,854

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(24,616)
Purchase of available-for-sale securities	(2,332)	(21,045)
Return of capital on investment	-	7,327

Net cash used in investing activities	(2,332)	(38,334)

Cash Flows from Financing Activities:
Issuance of common stock	44,695	47,516
Dividends paid	(925,366)	(921,872)

Net cash used in financing activities	(880,671)	(874,356)

Net increase in cash and cash equivalents	916,193	367,164
Beginning cash and cash equivalents	27,207,896	23,837,479

Ending cash and cash equivalents	$28,124,089	$24,204,643

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$275,000
The accompanying notes are an integral part of this statement.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 5 of 23

Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2011.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited, U.S. Global Brokerage, Inc., and U.S. Global Investors (Bermuda) Limited.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2011, are not necessarily indicative of the results to be expected for the entire year.
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

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 6 of 23

Note 2. Dividend
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through December 2011 and will be reviewed by the board quarterly.
Note 3. Investments
As of September 30, 2011, the Company held investments with a market value of approximately $9.1 million and a cost basis of approximately $9.0 million. The market value of these investments is approximately 20.2 percent of the Company’s total assets.
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
The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2011, and June 30, 2011.

				Unrealized holding
				gains on available-for-
Securities	Market Value	Cost	Unrealized Gain	sale securities,
			(Loss)	net of
				tax
Trading[1]	$5,109,717	$5,960,634	$(850,917)	N/A
Available-for-sale[2]	3,996,444	3,083,735	912,709	$602,388

Total at September 30, 2011	$9,106,161	$9,044,369	$61,792

Trading[1]	$5,703,916	$5,963,272	$(259,356)	N/A
Available-for-sale[2]	4,660,928	3,081,439	1,579,489	$1,042,462

Total at June 30, 2011	$10,364,844	$9,044,711	$1,320,133

[1] Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2] Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 7 of 23

The following details the components of the Company’s available-for-sale investments as of September 30, 2011, and June 30, 2011.

	September 30, 2011 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$920	$424	$(21)	$1,323
Venture capital investments	134	139	(13)	260
Mutual funds	2,030	385	(2)	2,413

Total available-for-sale securities	$3,084	$948	$(36)	$3,996

	June 30, 2011 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$917	$777	$(4)	$1,690
Venture capital investments	134	122	(13)	243
Mutual funds	2,030	698	-	2,728

Total available-for-sale securities	$3,081	$1,597	$(17)	$4,661

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2011 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$109	$(21)	$-	$-	$109	$(21)
Venture capital investments	112	(13)	-	-	112	(13)
Mutual funds	18	(2)	-	-	18	(2)

Total available-for-sale securities	$239	$(36)	$-	$-	$239	$(36)

	June 30, 2011 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$31	$(4)	$-	$-	$31	$(4)
Venture capital investments	112	(13)	-	-	112	(13)
Mutual funds	-	-	-	-	-	-

Total available-for-sale securities	$143	$(17)	$-	$-	$143	$(17)

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 8 of 23

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended September 30, 2011, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Three Months Ended September 30,
	2011	2010
Realized gains on sales of available-for-sale securities	$-	$1,303
Realized losses on sales of trading securities	(2,638)	-
Unrealized gains (losses) on trading securities	(591,562)	455,146
Realized foreign currency losses	(36)	(1,431)
Other-than-temporary declines in available-for-sale securities	(37)	-
Dividend and interest income	42,398	24,833

Total Investment Income	$(551,875)	$479,851

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

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 9 of 23

and/or ask quotation. Securities that are not traded on an exchange or market are generally valued at cost, monitored by management and fair value adjusted as considered necessary. The Company values the mutual funds, offshore funds and a venture capital investment at net asset value.
The following table presents fair value measurements, as of September 30, 2011, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
			Significant
		Significant	Unobservable
	Quoted Prices	Other Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$192	$5	$-	$197
Mutual funds	3,914	-	-	3,914
Offshore fund	-	999	-	999

Total trading securities	4,106	1,004	-	5,110

Available-for-sale securities
Common stock	1,323	-	-	1,323
Venture capital investments	-	-	260	260
Mutual funds	2,413	-	-	2,413

Total available-for-sale securities	3,736	-	260	3,996

Total Investments	$7,842	$1,004	$260	$9,106

Approximately 86 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 11 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining three percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the three months ended September 30, 2011.
In Level 2, the Company has an investment in an offshore fund with a fair value of $999,010 that invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
The Company held investments in three securities with a value of zero and two venture capital investments that were measured at fair value using significant unobservable inputs (Level 3) at September 30, 2011.
The Company has a venture capital investment with a fair value of $148,688 that primarily invests in companies in the energy and precious metals sectors. The Company may redeem this investment at the end of a calendar quarter after providing a written redemption notice at least thirty days prior, and the redemption prices are subject to a discount from the net value of the dealer bid prices or estimated liquidation value at the time of redemption. It is estimated that the underlying assets would be liquidated within the next three years. The Company also has a venture capital investment with a fair value of $111,528 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of September 30, 2011, the Company has an unfunded commitment of $125,000 related to this investment.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 10 of 23

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Three Months Ended September 30, 2011 (in thousands)
Venture Capital
Investments
Beginning Balance	$243
Return of capital	-
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	17
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-

Ending Balance	$260

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
The advisory agreement for the nine equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended September 30, 2011, the Company adjusted its base advisory fees upwards by $265,133. For the corresponding period in fiscal 2011, base advisory fees were increased by $199,689.
The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three months ended September 30, 2011, were $803,229 compared with $800,545 for the corresponding period in fiscal 2011.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). Yields on such products have declined to record lows as a result of the decline in the federal funds’ rate pursuant to the Federal Reserve’s economic policy to spur economic growth through low interest rates and quantitative easing. For the three months ended September 30, 2011, total fees waived and/or expenses reimbursed as a result of this agreement were $405,150. For the corresponding period in fiscal year 2011, the total fees waived and/or expenses reimbursed were $374,701.
The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $170,642 of these waivers is recoverable by the Company through December 31, 2011, $1,047,980 through December 31, 2012, $1,562,956 through December 31, 2013, and $1,209,857 through December 31, 2014. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers and/or reimbursements due to the number of variables and the range of potential outcomes.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 11 of 23

The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $94,697 for the three months ended September 30, 2011, and $166,834 for the corresponding period in fiscal 2011. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.
Substantially all of the cash and cash equivalents included in the balance sheet at September 30, 2011, and June 30, 2011, is invested in USGIF money market funds.
Note 6. Borrowings
As of September 30, 2011, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of September 30, 2011, this credit facility remained unutilized by the Company.
Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2011, was $9,660, compared to $9,457 in the corresponding period in fiscal 2011. As of September 30, 2011, and 2010, respectively, there was approximately $41,083 and $66,913 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. The following table summarizes information about the Company’s stock option plans for the three months ended September 30, 2011.

	Number of Options	Weighted Average
		Exercise Price
Options outstanding, beginning of year	25,300	$19.40
Granted	5,000	6.54
Exercised	-	-
Forfeited	-	-

Options outstanding, end of period	30,300	$17.27

Options exercisable, end of period	20,180	$19.78

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 12 of 23

Note 8. Earnings Per Share
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
	2011	2010
Net income	$749,518	$1,265,693

Weighted average number of outstanding shares
Basic	15,425,705	15,364,500

Effect of dilutive securities
Employee stock options	516	-

Diluted	15,426,221	15,364,500

Earnings per share
Basic	$0.05	$0.08
Diluted	$0.05	$0.08
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2011, 25,300 options were excluded from diluted EPS, and 35,300 were excluded in the corresponding period in fiscal 2011.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the three months ended September 30, 2011. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
Note 9. Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities as well as temporary differences in the deductibility of accrued liabilities. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities and the difference in tax treatment of stock options.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at September 30, 2011, or June 30, 2011.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 13 of 23

Note 10. Financial Information by Business Segment
The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment
	Management Services	Corporate Investments	Consolidated
Three months ended September 30, 2011
Net revenues	$8,358,229	$(566,321)	$7,791,908

Net income (loss) before income taxes	1,729,416	(567,330)	1,162,086

Depreciation	71,458	—	71,458

Capital expenditures	—	—	—

Gross identifiable assets at September 30, 2011	35,070,740	9,124,214	44,194,954
Deferred tax asset			917,800

Consolidated total assets at September 30, 2011			$45,112,754

Three months ended September 30, 2010
Net revenues	$8,440,946	$479,795	$8,920,741

Net income before income taxes	1,480,426	478,804	1,959,230

Depreciation	75,052	—	75,052

Capital expenditures	24,616	—	24,616

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
The Board has authorized a monthly dividend of $0.02 per share through December 2011, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from October to December 2011 will be approximately $926,121.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 14 of 23

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
The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $94,697 and $0, respectively, for the three months ended September 30, 2011, and $166,834 and $102,566 for the corresponding period in fiscal 2011. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.
At September 30, 2011, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $2.050 billion versus $2.625 billion at September 30, 2010, a decrease of 22 percent. During the three months ended September 30, 2011, average assets under management were $2.453 billion versus $2.450 billion during the three months ended September 30, 2010. Total assets under management as of period-end at September 30, 2011, were $2.050 billion versus $2.603 billion at June 30, 2011, the Company’s prior fiscal year end.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 15 of 23

The following tables summarize the changes in assets under management for the SEC-registered funds for the three months ended September 30, 2011, and 2010:

	Changes in Assets Under Management
	Three Months Ended September 30,
		2011			2010
		Money Market			Money Market
		and			and
(Dollars in Thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$2,225,729	$336,793	$2,562,522	$1,985,203	$382,062	$2,367,265
Market appreciation/(depreciation)	(416,835)	991	(415,844)	334,320	1,083	335,403
Dividends and distributions	—	(365)	(365)	—	(360)	(360)
Net shareholder purchases/(redemptions)	(125,847)	(2,697)	(128,544)	(106,030)	(10,727)	(116,757)

Ending Balance	$1,683,047	$334,722	$2,017,769	$2,213,493	$372,058	$2,585,551

Average investment management fee	0.99%	0.00%	0.85%	1.01%	0.00%	0.85%
Average net assets	$2,079,705	$335,278	$2,414,983	$2,035,267	$378,405	$2,413,672
As shown above, average assets under management were consistent for the three months ended September 30, 2011, compared to the same time period for fiscal year 2011, although assets under management at period end were approximately 22% lower than the same period end last year. The decrease in assets under management during the three months ended September 30, 2011, was driven by both shareholder redemptions and market depreciation in the equity funds, primarily in the natural resources category. Fixed income funds experienced a net decrease as shareholders sought alternatives to low yields.
The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 85 basis points in the first quarter of fiscal 2012 and 2011. The average investment management fee for the fixed income funds is nil or close to nil for the periods. This is due to voluntary fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.
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
As of September 30, 2011, the Company held investments with a market value of approximately $9.1 million and a cost basis of approximately $9.0 million. The market value of these investments is approximately 20.2 percent of the Company’s total assets. See Note 3 (Investments) and Note 4 (Fair Value Disclosures) for additional detail regarding investment activities.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 16 of 23

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
The Company posted net income of $749,518 ($0.05 per share) for the three months ended September 30, 2011, compared with net income of $1,265,693 ($0.08 per share) for the three months ended September 30, 2010, a decrease of $516,175, or 40.8 percent.
Revenues
Total consolidated revenues for the three months ended September 30, 2011, decreased $1,128,833, or 12.7 percent, compared with the three months ended September 30, 2010. This decrease was primarily attributable to the following:
•	Investment income decreased $1,031,726, or 215.0 percent, primarily due to unrealized losses on trading securities for the three months ended September 30, 2011, compared to unrealized gains on trading securities for the three months ended September 30, 2010.
Expenses
Total consolidated expenses for the three months ended September 30, 2011, decreased $331,689, or 4.8 percent, compared with the three months ended September 30, 2010. This was largely attributable to the following:
•	General and administrative expense decreased by $342,840, or 15.5 percent, primarily due to prior period implementation of new investment management and trading software.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2011, the Company had net working capital (current assets minus current liabilities) of approximately $32.5 million and a current ratio (current assets divided by current liabilities) of 8.3 to 1. With approximately $28.1 million in cash and cash equivalents and approximately $9.1 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $40.6 million, with cash, cash equivalents, and marketable securities comprising 82.5 percent of total assets.
As of September 30, 2011, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of September 30, 2011, this credit facility remained unutilized by the Company.
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
The investment advisory and related contracts between the Company and USGIF were renewed effective October 1, 2011. The Company provides advisory services to two offshore clients for which the Company receives a monthly advisory fee and a quarterly performance fee, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.
The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2011. As discussed in

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 17 of 23

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
The table below summarizes the Company’s equity price risks as of September 30, 2011, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair
			Value After	Increase (Decrease) in
	Fair Value at	Hypothetical	Hypothetical Price	Shareholders’ Equity,
	September 30, 2011	Percentage Change	Change	Net of Tax
Trading securities [1]	$5,109,717	25% increase	$6,387,146	$843,103
		25% decrease	$3,832,288	($843,103)
Available-for-sale [2]	$3,996,444	25% increase	$4,995,555	$659,413
		25% decrease	$2,997,333	($659,413)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.
The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 18 of 23

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2011. There has been no material changes since fiscal year end to the risk factors listed therein.
ITEM 6. EXHIBITS
1. Exhibits —
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

U.S. Global Investors, Inc.
September 30, 2011, Quarterly Report on Form 10-Q	Page 19 of 23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.
DATED: November 3, 2011	BY:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: November 3, 2011	BY:	/s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer