Form 10-Q
period 2011-12-31
U S GLOBAL INVESTORS INC
filed 2012-02-01
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 Callaghan Road San Antonio, Texas	78229-1234 (Zip Code)
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

YES [ ]                                NO [X]

On January 20, 2012, there were 13,862,505 shares of Registrant’s class A nonvoting common stock issued and 13,372,482 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,043 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 1 OF 26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2011	June 30, 2011
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$27,150,075	$27,207,896
Trading securities, at fair value	5,222,226	5,703,916
Receivables
Mutual funds	2,395,924	3,259,251
Offshore clients	26,000	33,828
Income tax	656,468	244,149
Employees	1,200	2,200
Other	8,380	7,391
Prepaid expenses	437,926	816,814
Deferred tax asset	206,667	-
Total Current Assets	36,104,866	37,275,445

Net Property and Equipment	3,418,135	3,547,303

Other Assets
Deferred tax asset, long term	707,306	482,927
Investment securities available-for-sale, at fair value	4,033,031	4,660,928
Total Other Assets	4,740,337	5,143,855
Total Assets	$44,263,338	$45,966,603

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 2 OF 26

Liabilities and Shareholders’ Equity	December 31, 2011	June 30, 2011
	(UNAUDITED)
Current Liabilities
Accounts payable	$93,499	$55,181
Accrued compensation and related costs	1,224,535	1,734,267
Deferred tax liability	-	77,432
Dividends payable	926,581	924,672
Other accrued expenses	1,792,827	2,117,604

Total Current Liabilities	4,037,442	4,909,156

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,505 and 13,862,445 shares at December 31, 2011, and June 30, 2011, respectively	346,563	346,561
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,043 and 2,073,103 shares at December 31, 2011, and June 30, 2011, respectively	51,826	51,828
Additional paid-in-capital	15,461,093	15,267,231
Treasury stock, class A shares at cost; 491,523 and 526,583 shares at December 31, 2011, and June 30, 2011, respectively	(1,150,840)	(1,232,929)
Accumulated other comprehensive income, net of tax	629,485	1,042,462
Retained earnings	24,887,769	25,582,294

Total Shareholders’ Equity	40,225,896	41,057,447

Total Liabilities and Shareholders’ Equity	$44,263,338	$45,966,603

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 3 OF 26

CONSOLIDATED STATEMENTS OF OPERATIONS AND C OMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
Revenues
Mutual fund advisory fees	$8,801,575	$12,429,836	$3,340,408	$7,058,638
Distribution fees	2,301,771	2,809,025	1,027,987	1,528,950
Transfer agent fees	2,031,849	2,518,854	940,184	1,315,699
Administrative services fees	746,050	901,082	334,144	491,168
Other advisory fees	177,098	1,159,378	82,401	992,544
Other	21,712	23,406	11,148	13,692
Investment income	(408,607)	989,898	143,268	510,047

	13,671,448	20,831,479	5,879,540	11,910,738

Expenses
Employee compensation and benefits	5,412,771	6,656,080	2,529,441	3,928,059
General and administrative	3,198,211	4,466,774	1,334,033	2,259,756
Platform fees	2,280,859	2,864,982	998,734	1,536,401
Advertising	782,574	952,084	268,843	459,239
Depreciation	142,158	147,042	70,700	71,990
Subadvisory fees	30,000	144,994	15,000	15,000

	11,846,573	15,231,956	5,216,751	8,270,445

Income Before Income Taxes	1,824,875	5,599,523	662,789	3,640,293
Provision for Federal Income Taxes
Tax expense	665,975	2,003,544	253,407	1,310,007

Net Income	1,158,900	3,595,979	409,382	2,330,286
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(412,977)	564,630	27,097	104,948
Less: reclassification adjustment for gains/losses included in net income	-	(40,630)	-	(40,630)

Comprehensive Income	$745,923	$4,119,979	$436,479	$2,394,604

Basic Net Income per Share	$0.08	$0.23	$0.03	$0.15

Diluted Net Income per Share	$0.08	$0.23	$0.03	$0.15

Basic weighted average number of common shares outstanding	15,430,851	15,368,527	15,435,997	15,372,554
Diluted weighted average number of common shares outstanding	15,431,179	15,368,527	15,436,119	15,372,554

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 4 OF 26

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$1,158,900	$3,595,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142,158	147,042
Net recognized loss on disposal of fixed assets	-	154,216
Net recognized loss (gain) on securities	2,675	(62,864)
Provision for deferred taxes	(302,407)	378,821
Stock bonuses	172,223	113,796
Stock-based compensation expense	17,542	18,913
Changes in operating assets and liabilities:
Accounts receivable	458,847	(1,847,625)
Prepaid expenses	378,888	(98,794)
Trading securities	479,052	(803,033)
Accounts payable and accrued expenses	(796,191)	573,732

Total adjustments	552,787	(1,425,796)

Net cash provided by operating activities	1,711,687	2,170,183

Cash Flows from Investing Activities:
Purchase of property and equipment	(12,990)	(51,894)
Purchase of available-for-sale securities	(2,332)	(1,039,639)
Proceeds on sale of available-for-sale securities	-	99,287
Return of capital on investment	4,470	21,334

Net cash used in investing activities	(10,852)	(970,912)

Cash Flows from Financing Activities:
Issuance of common stock	92,861	94,357
Dividends paid	(1,851,517)	(1,844,191)

Net cash used in financing activities	(1,758,656)	(1,749,834)

Net decrease in cash and cash equivalents	(57,821)	(550,563)
Beginning cash and cash equivalents	27,207,896	23,837,479

Ending cash and cash equivalents	$27,150,075	$23,286,916

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$990,000	$1,325,000

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 5 OF 26

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2011, are not necessarily indicative of the results to be expected for the entire year.

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

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 6 OF 26

In December 2011, the FASB issued ASU no. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This standard indefinitely defers certain provisions of ASU 2011-05 (described above). The amendments take effect for fiscal years and interim periods within those years beginning after Dec. 15, 2011. The adoption of this guidance will not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.

NOTE 2. DIVIDEND

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through March 2012 and will be reviewed by the board quarterly.

NOTE 3. INVESTMENTS

As of December 31, 2011, the Company held investments with a market value of approximately $9.3 million and a cost basis of approximately $9.0 million. The market value of these investments is approximately 20.9 percent of the Company’s total assets.

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

The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2011, and June 30, 2011.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax

Trading¹	$5,222,226	$5,960,634	$(738,408)	N/A
Available-for-sale²	4,033,031	3,079,265	953,766	$629,485
Total at December 31, 2011	$9,255,257	$9,039,899	$215,358

Trading¹	$5,703,916	$5,963,272	$(259,356)	N/A
Available-for-sale²	4,660,928	3,081,439	1,579,489	$1,042,462
Total at June 30, 2011	$10,364,844	$9,044,711	$1,320,133

¹ Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
² Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 7 OF 26

The following details the components of the Company’s available-for-sale investments as of December 31, 2011, and June 30, 2011.

	December 31, 2011 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$919	$392	$(58)	$1,253
Venture capital investments	130	139	(13)	256
Mutual funds	2,030	497	(3)	2,524
Total available-for-sale securities	$3,079	$1,028	$(74)	$4,033

	June 30, 2011 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$917	$777	$(4)	$1,690
Venture capital investments	134	122	(13)	243
Mutual funds	2,030	698	-	2,728
Total available-for-sale securities	$3,081	$1,597	$(17)	$4,661

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2011 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$129	$(58)	$-	$-	$129	$(58)
Venture capital investments	112	(13)	-	-	112	(13)
Mutual funds	17	(3)	-	-	17	(3)
Total available-for-sale securities	$258	$(74)	$-	$-	$258	$(74)

	June 30, 2011 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$31	$(4)	$-	$-	$31	$(4)
Venture capital investments	112	(13)	-	-	112	(13)
Mutual funds	-	-	-	-	-	-
Total available-for-sale securities	$143	$(17)	$-	$-	$143	$(17)

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 8 OF 26

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three and six months ended December 31, 2011, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Six Months Ended December 31,
	2011	2010
Realized gains on sales of available-for-sale securities	$-	$62,864
Realized losses on sales of trading securities	(2,638)	-
Unrealized gains (losses) on trading securities	(479,052)	803,033
Realized foreign currency losses	(393)	(3,833)
Other-than-temporary declines in available-for-sale securities	(37)	-
Dividend and interest income	73,513	127,834

Total Investment Income (Loss)	$(408,607)	$989,898

Investment Income	Three Months Ended December 31,
	2011	2010
Realized gains on sales of available-for-sale securities	$-	$61,561
Unrealized gains on trading securities	112,510	347,887
Realized foreign currency losses	(357)	(2,402)
Dividend and interest income	31,115	103,001

Total Investment Income	$143,268	$510,047

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

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 9 OF 26

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

The following table presents fair value measurements, as of December 31, 2011, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$229	$12	$-	$241
Mutual funds	3,947	-	-	3,947
Offshore fund	-	1,034	-	1,034

Total trading securities	4,176	1,046	-	5,222

Available-for-sale securities
Common stock	1,253	-	-	1,253
Venture capital investments	-	-	256	256
Mutual funds	2,524	-	-	2,524

Total available-for-sale securities	3,777	-	256	4,033

Total Investments	$7,953	$1,046	$256	$9,255

Approximately 86 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 11 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining three percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the six months ended December 31, 2011.

In Level 2, the Company has an investment in an offshore fund with a fair value of $1,033,878 that invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 10 OF 26

The Company held investments in three securities with a value of zero and two venture capital investments that were measured at fair value using significant unobservable inputs (Level 3) at December 31, 2011.

The Company has a venture capital investment with a fair value of $144,218 that primarily invests in companies in the energy and precious metals sectors. The Company may redeem this investment at the end of a calendar quarter after providing a written redemption notice at least thirty days prior, and the redemption prices are subject to a discount from the net value of the dealer bid prices or estimated liquidation value at the time of redemption. It is estimated that the underlying assets would be liquidated within the next three years. The Company also has a venture capital investment with a fair value of $111,528 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of December 31, 2011, the Company has an unfunded commitment of $125,000 related to this investment.

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Six Months Ended December 31, 2011 (in thousands)
Venture Capital Investments
Beginning Balance	$243
Return of capital	(4)
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	17
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-

Ending Balance	$256

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

The advisory agreement for the nine equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and six months ended December 31, 2011, the Company adjusted its base advisory fees downward by $914,987 and $649,854. For the corresponding periods in fiscal 2011, base advisory fees were increased by $880,398 and $1,080,087.

The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three and six months ended December 31, 2011, were $795,925 and $1,599,154 compared with $737,765 and $1,538,309, respectively, for the corresponding periods in fiscal 2011.

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

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 11 OF 26

to the Federal Reserve’s economic policy to spur economic growth through low interest rates and quantitative easing. For the three and six months ended December 31, 2011, total fees waived and/or expenses reimbursed as a result of this agreement were $395,762 and $800,912. For the corresponding periods in fiscal year 2011, the total fees waived and/or expenses reimbursed were $381,055 and $755,756.

The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $1,047,980 of these waivers is recoverable by the Company through December 31, 2012, $1,562,956 through December 31, 2013, and $1,605,619 through December 31, 2014. Management believes that these potential recoveries will be realized only in a rising interest rate environment and that these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers and/or reimbursements due to the number of variables and the range of potential outcomes.

The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients totaling $82,401 and $177,098 for the three and six months ended December 31, 2011. The Company recorded advisory and performance fees totaling $992,544 and $1,159,378 for the corresponding periods in fiscal 2011. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

Substantially all of the cash and cash equivalents included in the balance sheet at December 31, 2011, and June 30, 2011, is invested in USGIF money market funds.

NOTE 6. BORROWINGS

As of December 31, 2011, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2011, this credit facility remained unutilized by the Company.

NOTE 7. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three and six months ended December 31, 2011, was $7,882 and $17,542, compared to $9,457 and $18,913 in the corresponding periods in fiscal 2011. As of December 31, 2011, and 2010, respectively, there was approximately $33,201 and $57,456 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. The following table summarizes information about the Company’s stock option plans for the six months ended December 31, 2011.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 12 OF 26

	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	25,300	$19.40
Granted	5,000	6.54
Exercised	-	-
Forfeited	(1,000)	24.74

Options outstanding, end of period	29,300	$17.02

Options exercisable, end of period	22,240	$19.17

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,
	2011	2010
Net income	$1,158,900	$3,595,979

Weighted average number of outstanding shares
Basic	15,430,851	15,368,527

Effect of dilutive securities
Employee stock options	328	-

Diluted	15,431,179	15,368,527

Earnings per share
Basic	$0.08	$0.23
Diluted	$0.08	$0.23

	Three Months Ended December 31,
	2011	2010
Net income	$409,382	$2,330,286

Weighted average number of outstanding shares
Basic	15,435,997	15,372,554

Effect of dilutive securities
Employee stock options	122	-

Diluted	15,436,119	15,372,554

Earnings per share
Basic	$0.03	$0.15
Diluted	$0.03	$0.15

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2011, 24,300 options were excluded from diluted EPS, and 25,300 were excluded in the corresponding periods in fiscal 2011.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 13 OF 26

The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the six months ended December 31, 2011. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at December 31, 2011, or June 30, 2011.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Six months ended December 31, 2011
Net revenues	$14,097,181	$(425,733)	$13,671,448

Net income before income taxes	2,254,587	(429,712)	1,824,875

Depreciation	142,158	-	142,158

Capital expenditures	12,990	-	12,990

Gross identifiable assets at December 31, 2011	29,077,128	14,272,237	43,349,365
Deferred tax asset			913,973

Consolidated total assets at December 31, 2011			$44,263,338

Six months ended December 31, 2010
Net revenues	$20,148,878	$682,601	$20,831,479

Net income before income taxes	4,918,903	680,620	5,599,523

Depreciation	147,042	-	147,042

Capital expenditures	51,894	-	51,894

Three months ended December 31, 2011
Net revenues	$5,738,952	$140,588	$5,879,540

Net income before income taxes	525,171	137,618	662,789

Depreciation	70,700	-	70,700

Capital expenditures	12,990	-	12,990

Three months ended December 31, 2010
Net revenues	$11,516,395	$394,343	$11,910,738

Net income before income taxes	3,246,941	393,352	3,640,293

Depreciation	71,990	-	71,990

Capital expenditures	27,278	-	27,278

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 14 OF 26

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

The Board has authorized a monthly dividend of $0.02 per share through March 2012, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from January to March 2012 will be approximately $926,581.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 15 OF 26

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

Detailed information regarding the SEC-registered funds managed by the Company can be found on the Company’s website, www.usfunds.com, including performance information for each fund for various time periods, assets under management as of the most recent month end and the inception date of each fund.

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

The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients totaling $82,401 and $177,098 for the three and six months ended December 31, 2011. The Company recorded advisory and performance fees totaling $992,544 and $1,159,378 for the corresponding periods in fiscal 2011. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

At December 31, 2011, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $1.890 billion versus $3.044 billion at December 31, 2010, a decrease of 37.9 percent. During the six months ended December 31, 2011, average assets under management were $2.264 billion versus $2.648 billion during the six months ended December 31, 2010. Total assets under management as of period-end at December 31, 2011, were $1.890 billion versus $2.603 billion at June 30, 2011, the Company’s prior fiscal year end.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 16 OF 26

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and six months ended December 31, 2011, and 2010:

	Changes in Assets Under Management
	Three Months Ended December 31,
	2011			2010
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,683,048	$334,721	$2,017,769	$2,213,489	$372,059	$2,585,548
Market appreciation/(depreciation)	32,616	647	33,263	399,755	(1,027)	398,728
Dividends and distributions	(117,743)	(363)	(118,106)	(144,176)	(383)	(144,559)
Net shareholder purchases/(redemptions)	(57,789)	(16,107)	(73,896)	174,142	(18,391)	155,751

Ending Balance	$1,540,132	$318,898	$1,859,030	$2,643,210	$352,258	$2,995,468

Average investment management fee	0.98%	0.00%	0.83%	1.00%	0.00%	0.87%
Average net assets	$1,714,045	$328,604	$2,042,649	$2,440,013	$362,790	$2,802,803

	Changes in Assets Under Management
	Six Months Ended December 31,
	2011			2010
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total	Equity	Money Market and Fixed Income	Total
Beginning Balance	$2,225,730	$336,793	$2,562,523	$1,985,203	$382,062	$2,367,265
Market appreciation/(depreciation)	(384,222)	1,638	(382,584)	734,078	58	734,136
Dividends and distributions	(117,743)	(729)	(118,472)	(144,176)	(745)	(144,921)
Net shareholder purchases/(redemptions)	(183,633)	(18,804)	(202,437)	68,105	(29,117)	38,988

Ending Balance	$1,540,132	$318,898	$1,859,030	$2,643,210	$352,258	$2,995,468

Average investment management fee	0.99%	0.00%	0.84%	1.01%	0.00%	0.86%
Average net assets	$1,896,875	$331,941	$2,228,816	$2,237,640	$370,597	$2,608,237

As shown above, both average and period-end assets under management for the three and six months ended December 31, 2011, decreased compared to the same time periods for fiscal year 2011. The decrease in assets under management during the three months ended December 31, 2011, was driven by shareholder redemptions in the equity funds, primarily in the natural resources and emerging market categories. The decrease in assets under management during the six months ended December 31, 2011, was driven by shareholder redemptions and market depreciation in the equity funds, primarily in the natural resources and emerging market categories. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions). Fixed income funds experienced a net decrease as shareholders sought alternatives to low yields.

Stock market performance was marked by wide swings in 2010 and 2011. Equities linked to gold and broader natural resources, where most of the assets managed by the Company are invested, were also volatile. The global financial crisis and subsequent volatility in markets, combined with fund performance, were significant factors in the shareholder activity shown in all periods.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 83 and 84 basis points in the three and six months ending December 31, 2011, respectively, compared to 87 and 86 basis points for the same time periods in fiscal 2011. The average investment management fee for the equity funds decreased to 98 and 99 basis points for the three and six months ending December 31, 2011, respectively, compared to 100 and 101 basis points for the same time periods in fiscal year 2011. The decrease in the investment management fee rate is due to larger decreases in average assets in the equity funds, which have higher fee rates. The average investment management fee for the fixed income funds is nil or close to nil for the periods. This is due to voluntary fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 17 OF 26

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

As of December 31, 2011, the Company held investments with a market value of approximately $9.3 million and a cost basis of approximately $9.0 million. The market value of these investments is approximately 20.9 percent of the Company’s total assets. See Note 3 (Investments) and Note 4 (Fair Value Disclosures) for additional detail regarding investment activities.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 18 OF 26

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

The Company posted net income of $409,382 ($0.03 per share) for the three months ended December 31, 2011, compared with net income of $2,330,286 ($0.15 per share) for the three months ended December 31, 2010, a decrease of $1,920,904, or 82.4 percent.

Revenues

Total consolidated revenues for the three months ended December 31, 2011, decreased $6,031,198, or 50.6 percent, compared with the three months ended December 31, 2010. This decrease was primarily attributable to the following:

•

Mutual fund advisory fees decreased by $3,718,230, or 52.7 percent. Of that amount, $1,922,845 was attributable to a decrease in mutual fund management fees, primarily due to shareholder redemptions in the natural resources and emerging markets funds. In addition, $1,795,385 was attributable to a swing in performance fee adjustments driven by net payments to the funds in the current quarter versus net receipts in the same quarter of the prior year. Performance fees are paid or received when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. See Note 5 for additional information regarding performance fees.

•	Other advisory fees decreased by $910,143, or 91.7 percent, primarily as a result of a decrease in offshore fund performance fees due to natural resource-related market depreciation of fund holdings.
•	Distribution fee revenue decreased by $500,963, or 32.8 percent, as a result of decreased assets under management.
•	Transfer agent fees decreased by $375,515, or 28.5 percent, as a result of a decline in the number of shareholder accounts and the number of transactions.
•

Investment income decreased $366,779, or 71.9 percent, primarily due to lower unrealized gains on trading securities and lower dividends received in the three months ended December 31, 2011, compared to the three months ended December 31, 2010.

Expenses

Total consolidated expenses for the three months ended December 31, 2011, decreased $3,053,694, or 36.9 percent, compared with the three months ended December 31, 2010. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $1,398,618, or 35.6 percent, primarily as a result of lower performance-based bonuses.
•	General and administrative expense decreased by $925,723, or 41.0 percent, primarily due to lower consulting, marketing and conference fees.
•	Platform fees decreased by $537,667, or 35.0 percent, primarily as a result of lower assets under management.

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

The Company posted net income of $1,158,900 ($0.08 per share) for the six months ended December 31, 2011, compared with net income of $3,595,979 ($0.23 per share) for the six months ended December 31, 2010, a decrease of $2,437,079, or 67.8 percent.

Revenues

Total consolidated revenues for the six months ended December 31, 2011, decreased $7,160,031, or 34.4 percent, compared with the six months ended December 31, 2010. This decrease was primarily attributable to the following:

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 19 OF 26

•

Mutual fund advisory fees decreased by $3,628,261, or 29.2 percent. Of that amount, $1,898,320 was attributable to a decrease in mutual fund management fees, primarily due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds. In addition, $1,729,941 was attributable to a swing in performance fee adjustments driven by net payments to the funds in the current quarter versus net receipts in the same quarter of the prior year. Performance fees are paid or received when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. See Note 5 for additional information regarding performance fees.

•

Investment income decreased $1,398,505, or 141.3 percent, primarily due to unrealized losses on trading securities in the six months ended December 31, 2011, compared to unrealized gains on trading securities in the six months ended December 31, 2010.

•	Other advisory fees decreased by $982,280, or 84.7 percent, primarily as a result of a decrease in offshore fund performance fees due to natural resource-related market depreciation of fund holdings.
•	Distribution fee revenue decreased by $507,254, or 18.1 percent, as a result of decreased assets under management.

Expenses

Total consolidated expenses for the six months ended December 31, 2011, decreased $3,385,383, or 22.2 percent, compared with the six months ended December 31, 2010. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $1,243,309, or 18.7 percent, primarily as a result of lower performance-based bonuses.
•	General and administrative expense decreased by $1,268,563, or 28.4 percent, primarily due to lower consulting fees.
•	Platform fees decreased by $584,123, or 20.4 percent, primarily as a result of lower assets under management.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, the Company had net working capital (current assets minus current liabilities) of approximately $32.1 million and a current ratio (current assets divided by current liabilities) of 8.9 to 1. With approximately $27.2 million in cash and cash equivalents and approximately $9.3 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $40.2 million, with cash, cash equivalents, and marketable securities comprising 82.2 percent of total assets.

As of December 31, 2011, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2011, this credit facility remained unutilized by the Company.

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

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 20 OF 26

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

The table below summarizes the Company’s equity price risks as of December 31, 2011, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at December 31, 2011	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$5,222,226	25% increase	$6,527,783	$861,667
		25% decrease	$3,916,670	($861,667)
Available-for-sale ²	$4,033,031	25% increase	$5,041,289	$665,450
		25% decrease	$3,024,773	($665,450)

¹Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

²Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 21 OF 26

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2011. There has been no material changes since fiscal year end to the risk factors listed therein.

ITEM 6.	EXHIBITS

1. Exhibits –

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2011, QUARTERLY REPORT ON FORM 10-Q	PAGE 22 OF 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: February 1, 2012	BY: /s/ Frank E. Holmes
Frank E. Holmes Chief Executive Officer

DATED: February 1, 2012	BY: /s/ Catherine A. Rademacher
Catherine A. Rademacher Chief Financial Officer