Form 10-Q
period 2012-03-31
U S GLOBAL INVESTORS INC
filed 2012-05-03
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 Callaghan Road San Antonio, Texas	78229-1234 (Zip Code)
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

YES [ ]                                NO [X]

On April 20, 2012, there were 13,862,505 shares of Registrant’s class A nonvoting common stock issued and 13,380,191 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,043 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 1 OF 26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2012	June 30, 2011
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$20,916,776	$27,207,896
Trading securities, at fair value	5,499,418	5,703,916
Receivables
Mutual funds	2,117,649	3,259,251
Offshore clients	29,250	33,828
Income tax	527,879	244,149
Employees	1,777	2,200
Other	7,415	7,391
Prepaid expenses	714,845	816,814
Deferred tax asset	20,316	-
Total Current Assets	29,835,325	37,275,445

Net Property and Equipment	3,431,571	3,547,303

Other Assets
Deferred tax asset, long term	643,377	482,927
Investment securities available-for-sale, at fair value	9,238,756	4,660,928
Total Other Assets	9,882,133	5,143,855
Total Assets	$43,149,029	$45,966,603

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 2 OF 26

Liabilities and Shareholders’ Equity	March 31, 2012	June 30, 2011
	(UNAUDITED)
Current Liabilities
Accounts payable	$24,736	$55,181
Accrued compensation and related costs	899,594	1,734,267
Deferred tax liability	-	77,432
Dividends payable	927,318	924,672
Other accrued expenses	1,287,246	2,117,604

Total Current Liabilities	3,138,894	4,909,156

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,505 and 13,862,445 shares at March 31, 2012, and June 30, 2011, respectively	346,563	346,561
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,043 and 2,073,103 shares at March 31, 2012, and June 30, 2011, respectively	51,826	51,828
Additional paid-in-capital	15,512,692	15,267,231
Treasury stock, class A shares at cost; 482,314 and 526,583 shares at March 31, 2012, and June 30, 2011, respectively	(1,129,279)	(1,232,929)
Accumulated other comprehensive income, net of tax	781,052	1,042,462
Retained earnings	24,447,281	25,582,294

Total Shareholders’ Equity	40,010,135	41,057,447

Total Liabilities and Shareholders’ Equity	$43,149,029	$45,966,603

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 3 OF 26

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Revenues
Mutual fund advisory fees	$11,649,691	$20,009,026	$2,848,116	$7,579,190
Distribution fees	3,264,166	4,451,540	962,395	1,642,515
Transfer agent fees	2,886,989	3,878,042	855,140	1,359,188
Administrative services fees	1,058,160	1,427,441	312,110	526,359
Other advisory fees	263,634	1,276,285	86,536	116,907
Other	30,679	34,262	8,967	10,856
Investment income	56,256	1,165,114	464,863	175,216

	19,209,575	32,241,710	5,538,127	11,410,231

Expenses
Employee compensation and benefits	7,781,417	9,763,236	2,368,646	3,107,156
General and administrative	4,392,153	5,938,744	1,412,290	1,757,752
Platform fees	3,150,296	4,591,891	869,437	1,726,909
Advertising	1,007,665	1,919,546	6,743	681,680
Depreciation	212,744	219,281	70,586	72,239
Subadvisory fees	45,000	159,994	15,000	15,000

	16,589,275	22,592,692	4,742,702	7,360,736

Income Before Income Taxes	2,620,300	9,649,018	795,425	4,049,495
Provision for Federal Income Taxes
Tax expense	974,262	3,358,954	308,287	1,355,410

Net Income	1,646,038	6,290,064	487,138	2,694,085
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(149,083)	729,934	263,894	165,304
Less: reclassification adjustment for gains/losses included in net income	(112,327)	(60,894)	(112,327)	(20,264)

Comprehensive Income	$1,384,628	$6,959,104	$638,705	$2,839,125

Basic Net Income per Share	$0.11	$0.41	$0.03	$0.17

Diluted Net Income per Share	$0.11	$0.41	$0.03	$0.17

Basic weighted average number of common shares outstanding	15,436,601	15,377,765	15,448,100	15,396,240
Diluted weighted average number of common shares outstanding	15,436,959	15,377,765	15,448,518	15,396,240

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 4 OF 26

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,646,038	$6,290,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$212,744	$219,281
Net recognized loss (gain) on disposal of fixed assets	$(78,638)	$154,214
Net recognized gain on securities	$(157,668)	$(132,486)
Provision for deferred taxes	$(130,206)	$404,925
Stock bonuses	$188,300	$161,989
Stock-based compensation expense	$25,424	$28,369
Changes in operating assets and liabilities:
Accounts receivable	$862,849	$(1,070,349)
Prepaid expenses	$101,969	$(122,133)
Trading securities	$201,860	$(847,138)
Accounts payable and accrued expenses	$(1,695,476)	$591,158

Total adjustments	$(468,842)	$(612,170)

Net cash provided by operating activities	$1,177,196	$5,677,894

Cash Flows from Investing Activities:
Purchase of property and equipment	(18,374)	(65,968)
Purchase of available-for-sale securities	(5,002,332)	(1,056,384)
Proceeds on sale of available-for-sale securities	170,192	191,505
Return of capital on investment	18,542	55,905

Net cash used in investing activities	(4,831,972)	(874,942)

Cash Flows from Financing Activities:
Issuance of common stock	142,062	142,794
Dividends paid	(2,778,406)	(2,767,919)

Net cash used in financing activities	(2,636,344)	(2,625,125)

Net (decrease) increase in cash and cash equivalents	(6,291,120)	2,177,827
Beginning cash and cash equivalents	27,207,896	23,837,479

Ending cash and cash equivalents	20,916,776	26,015,306

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,365,000	$2,460,000

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 5 OF 26

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2012, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands existing disclosure requirements and amends some fair value measurement principles. The ASU is effective for interim periods beginning on or after December 15, 2011.The adoption of ASU No. 2011-04 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

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

In December 2011, the FASB issued ASU no. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This standard indefinitely defers certain provisions of ASU 2011-05 (described above). The amendments take effect for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of this guidance will not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.

NOTE 2. DIVIDEND

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through June 2012 and will be reviewed by the board quarterly.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 6 OF 26

NOTE 3. INVESTMENTS

As of March 31, 2012, the Company held investments with a market value of approximately $14.7 million and a cost basis of approximately $14.0 million. The market value of these investments is approximately 34.2 percent of the Company’s total assets.

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

The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2012, and June 30, 2011.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax

Trading¹	$5,499,418	$5,960,634	$(461,216)	N/A
Available-for-sale²	9,238,756	8,055,344	1,183,412	$781,052
Total at March 31, 2012	$14,738,174	$14,015,978	$722,196

Trading¹	$5,703,916	$5,963,272	$(259,356)	N/A
Available-for-sale²	4,660,928	3,081,439	1,579,489	$1,042,462
Total at June 30, 2011	$10,364,844	$9,044,711	$1,320,133

¹ Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
² Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 7 OF 26

The following details the components of the Company’s available-for-sale investments as of March 31, 2012, and June 30, 2011.

	March 31, 2012 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$919	$511	$(25)	$1,405
Venture capital investments	106	-	-	106
Offshore fund	5,000	-	-	5,000
Mutual funds	2,030	700	(2)	2,728
Total available-for-sale securities	$8,055	$1,211	$(27)	$9,239

	June 30, 2011 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$917	$777	$(4)	$1,690
Venture capital investments	134	122	(13)	243
Mutual funds	2,030	698	-	2,728
Total available-for-sale securities	$3,081	$1,597	$(17)	$4,661

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$129	$(25)	$-	$-	$129	$(25)
Venture capital investments	-	-	-	-	-	-
Offshore Fund	-	-	-	-	-	-
Mutual funds	10	(2)	-	-	10	(2)
Total available-for-sale securities	$139	$(27)	$-	$-	$139	$(27)

	June 30, 2011 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$31	$(4)	$-	$-	$31	$(4)
Venture capital investments	112	(13)	-	-	112	(13)
Mutual funds	-	-	-	-	-	-
Total available-for-sale securities	$143	$(17)	$-	$-	$143	$(17)

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 8 OF 26

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three and nine months ended March 31, 2012, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Nine Months Ended March 31,
	2012	2011
Realized gains on sales of available-for-sale securities	$179,379	$132,486
Realized losses on sales of trading securities	(2,638)	-
Unrealized gains (losses) on trading securities	(201,860)	847,138
Realized foreign currency gains (losses)	(646)	1,060
Other-than-temporary declines in available-for-sale securities	(19,073)	-
Dividend and interest income	101,094	184,430

Total Investment Income (Loss)	$56,256	$1,165,114

Investment Income	Three Months Ended March 31,
	2012	2011
Realized gains on sales of available-for-sale securities	$179,379	$69,622
Unrealized gains on trading securities	277,192	44,106
Realized foreign currency gains (losses)	(253)	4,892
Other-than-temporary declines in available-for-sale securities	(19,036)	-
Dividend and interest income	27,581	56,596

Total Investment Income	$464,863	$175,216

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

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 9 OF 26

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

The following table presents fair value measurements, as of March 31, 2012, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$259	$4	$-	$263
Mutual funds	4,024	-	-	4,024
Offshore fund	-	1,212	-	1,212

Total trading securities	4,283	1,216	-	5,499

Available-for-sale securities
Common stock	1,406	-	-	1,406
Venture capital investments	-	-	106	106
Mutual funds	2,727	-	-	2,727
Offshore fund	-	5,000	-	5,000

Total available-for-sale securities	4,133	5,000	106	9,239

Total Investments	$8,416	$6,216	$106	$14,738

Approximately 57 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 42 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining one percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the nine months ended March 31, 2012.

In Level 2, the Company has an investment in an offshore fund it advises with a fair value of $1,211,965 that invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 10 OF 26

During the quarter ended March 31, 2012, the Company invested $5,000,000 in an offshore fund it advises classified as a Level 2 investment that invests in dividend-paying equity and debt securities of companies located around the world. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In Level 3, the Company held investments in three securities with a value of zero and one venture capital investment that was measured at fair value using significant unobservable inputs at March 31, 2012.

During the quarter ended March 31, 2012, the Company redeemed its Level 3 investment in a venture capital investment that primarily invests in companies in the energy and precious metals sectors for a realized gain of $179,379.

The Company also has a Level 3 venture capital investment with a fair value of $105,964 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of March 31, 2012, the Company has an unfunded commitment of $125,000 related to this investment.

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Nine Months Ended March 31, 2012 (in thousands)
Venture Capital Investments
Beginning Balance	$243
Return of capital	(19)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	160
Included in other comprehensive income	(108)
Purchases, sales, issuances, and settlements	(170)
Transfers in and/or out of Level 3	-

Ending Balance	$106

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

The advisory agreement for the nine equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and nine months ended March 31, 2012, the Company adjusted its base advisory fees downward by $1,137,345 and $1,787,199. For the corresponding periods in fiscal 2011, base advisory fees were increased by $925,897 and $2,005,984.

The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three and nine months ended March 31, 2012, were $773,394 and $2,372,547 compared with $741,991 and $2,280,301, respectively, for the corresponding periods in fiscal 2011.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 11 OF 26

The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). Yields on such products have declined to record lows as a result of the decline in the federal funds’ rate pursuant to the Federal Reserve’s economic policy to spur economic growth through low interest rates and quantitative easing. For the three and nine months ended March 31, 2012, total fees waived and/or expenses reimbursed as a result of this agreement were $349,661 and $1,150,573. For the corresponding periods in fiscal year 2011, the total fees waived and/or expenses reimbursed were $384,954 and $1,140,710.

The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $1,047,980 of these waivers is recoverable by the Company through December 31, 2012; $1,562,956 through December 31, 2013; $1,605,619 through December 31, 2014; and $349,661 through December 31, 2015. Management believes that these potential recoveries will be realized only in a rising interest rate environment and that these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers and/or reimbursements due to the number of variables and the range of potential outcomes.

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients totaling $86,536 and $263,634 for the three and nine months ended March 31, 2012. The Company recorded advisory and performance fees totaling $116,907 and $1,276,285 for the corresponding periods in fiscal 2011. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

Substantially all of the cash and cash equivalents included in the balance sheet at March 31, 2012, and June 30, 2011, is invested in USGIF money market funds.

NOTE 6. BORROWINGS

As of March 31, 2012, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2012, this credit facility remained unutilized by the Company.

NOTE 7. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three and nine months ended March 31, 2012, was $7,882 and $25,424 compared to $9,457 and $28,369 in the corresponding periods in fiscal 2011. As of March 31, 2012, and 2011, respectively, there was approximately $25,300 and $48,000 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 12 OF 26

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. The following table summarizes information about the Company’s stock option plans for the nine months ended March 31, 2012.

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

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,
	2012	2011
Net income	$1,646,038	$6,290,064

Weighted average number of outstanding shares
Basic	15,436,601	15,377,765

Effect of dilutive securities
Employee stock options	358	-

Diluted	15,436,959	15,377,765

Earnings per share
Basic	$0.11	$0.41
Diluted	$0.11	$0.41

	Three Months Ended March 31,
	2012	2011
Net income	$487,138	$2,694,085

Weighted average number of outstanding shares
Basic	15,448,100	15,396,240

Effect of dilutive securities
Employee stock options	418	-

Diluted	15,448,518	15,396,240

Earnings per share
Basic	$0.03	$0.17
Diluted	$0.03	$0.17

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 13 OF 26

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2012, 24,300 options were excluded from diluted EPS and 25,300 were excluded in the corresponding periods in fiscal 2011.

The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the nine months ended March 31, 2012. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at March 31, 2012, or June 30, 2011.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Nine months ended March 31, 2012
Net revenues	$19,171,019	$38,556	$19,209,575

Net income before income taxes	2,591,491	28,809	2,620,300

Depreciation	212,744	-	212,744

Capital expenditures	18,374	-	18,374

Gross identifiable assets at March 31, 2012	27,728,600	14,756,736	42,485,336
Deferred tax asset			663,693

Consolidated total assets at March 31, 2012			$43,149,029

Nine months ended March 31, 2011
Net revenues	$31,181,757	$1,059,953	$32,241,710

Net income before income taxes	8,597,084	1,051,934	9,649,018

Depreciation	219,281	-	219,281

Capital expenditures	65,968	-	65,968

Three months ended March 31, 2012
Net revenues	$5,073,839	$464,288	$5,538,127

Net income before income taxes	336,904	458,521	795,425

Depreciation	70,586	-	70,586

Capital expenditures	5,384	-	5,384

Three months ended March 31, 2011
Net revenues	$11,260,440	$149,791	$11,410,231

Net income before income taxes	3,905,741	143,754	4,049,495

Depreciation	72,239	-	72,239

Capital expenditures	14,074	-	14,074

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 14 OF 26

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

The Board has authorized a monthly dividend of $0.02 per share through June 2012, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from April to June 2012 will be approximately $927,318.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 15 OF 26

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

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients totaling $86,536 and $263,634 for the three and nine months ended March 31, 2012. The Company recorded advisory and performance fees totaling $116,907 and $1,276,285 for the corresponding periods in fiscal 2011. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

At March 31, 2012, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $1.894 billion versus $3.180 billion at March 31, 2011, a decrease of 40.5 percent. During the nine months ended March 31, 2012, average assets under management were $2.168 billion versus $2.797 billion during the nine months ended March 31, 2011. Total assets under management as of period-end at March 31, 2012, were $1.894 billion versus $2.603 billion at June 30, 2011, the Company’s prior fiscal year end.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 16 OF 26

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and nine months ended March 31, 2012, and 2011:

	Changes in Assets Under Management
	Three Months Ended March 31,
	2012			2011
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,540,132	$318,898	$1,859,030	$2,643,210	$352,258	$2,995,468
Market appreciation/(depreciation)	89,222	433	89,655	59,704	267	59,971
Dividends and distributions	(1)	(391)	(392)	-	(373)	(373)
Net shareholder purchases/(redemptions)	(80,242)	(13,040)	(93,282)	86,916	(8,123)	78,793

Ending Balance	$1,549,111	$305,900	$1,855,011	$2,789,830	$344,029	$3,133,859

Average investment management fee	0.99%	0.00%	0.83%	0.99%	0.00%	0.88%
Average net assets	$1,624,744	$312,038	$1,936,782	$2,703,630	$350,959	$3,054,589

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2012			2011
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total	Equity	Money Market and Fixed Income	Total
Beginning Balance	$2,225,729	$336,793	$2,562,522	$1,985,203	$382,062	$2,367,265
Market appreciation/(depreciation)	(294,998)	2,072	(292,926)	793,780	325	794,105
Dividends and distributions	(117,744)	(1,121)	(118,865)	(144,176)	(1,116)	(145,292)
Net shareholder purchases/(redemptions)	(263,876)	(31,844)	(295,720)	155,023	(37,242)	117,781

Ending Balance	$1,549,111	$305,900	$1,855,011	$2,789,830	$344,029	$3,133,859

Average investment management fee	0.99%	0.00%	0.84%	1.00%	0.00%	0.87%
Average net assets	$1,806,825	$325,355	$2,132,180	$2,390,702	$364,147	$2,754,849

As shown above, both average and period-end assets under management for the three and nine months ended March 31, 2012, decreased compared to the same time periods for fiscal year 2011. The decrease in assets under management during the three months ended March 31, 2012, was driven by shareholder redemptions in the equity funds, primarily in the natural resources and emerging market categories, which were offset by market appreciation during the quarter. The decrease in assets under management during the nine months ended March 31, 2012, was driven by market depreciation and shareholder redemptions in the equity funds, primarily in the natural resources and emerging market categories. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions). Fixed income funds experienced a net decrease as shareholders sought alternatives to low yields.

Stock market performance was marked by wide swings in 2010 and 2011. Equities linked to gold and broader natural resources, where most of the assets managed by the Company are invested, were also volatile. Effects from the recent global financial crisis and subsequent volatility in markets, combined with fund performance, were significant factors in the shareholder activity shown in all periods.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 83 and 84 basis points in the three and nine months ending March 31, 2012, respectively, compared to 88 and 87 basis points for the same time periods in fiscal 2011. The average investment management fee for the equity funds was 99 basis points for the three and nine months ending March 31, 2012, respectively, compared to 99 and 100 basis points for the same time periods in fiscal year 2011. The average investment management fee for the fixed income funds is nil or close to nil for the periods. This is due to voluntary fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 17 OF 26

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

As of March 31, 2012, the Company held investments with a market value of approximately $14.7 million and a cost basis of approximately $14.0 million. The market value of these investments is approximately 34.2 percent of the Company’s total assets. See Note 3 (Investments) and Note 4 (Fair Value Disclosures) for additional detail regarding investment activities.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 18 OF 26

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The Company posted net income of $487,138 ($0.03 per share) for the three months ended March 31, 2012, compared with net income of $2,694,085 ($0.17 per share) for the three months ended March 31, 2011, a decrease of $2,206,947, or 81.9 percent.

Revenues

Total consolidated revenues for the three months ended March 31, 2012, decreased $5,872,104, or 51.5 percent, compared with the three months ended March 31, 2011. This decrease was primarily attributable to the following:

•

Mutual fund advisory fees decreased by $4,731,074, or 62.4 percent. Of that amount, $2,667,832 was attributable to a decrease in mutual fund management fees, primarily due to shareholder redemptions in the natural resources and emerging markets funds. In addition, $2,063,242 was attributable to a swing in performance fee adjustments driven by net payments to the funds in the current quarter versus net receipts from the funds in the same quarter of the prior year. Performance fees are paid or received when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Distribution fee revenue decreased by $680,120, or 41.4 percent, as a result of decreased assets under management.
•	Transfer agent fees decreased by $504,048, or 37.1 percent, as a result of a decline in the number of shareholder accounts and the number of transactions.

Expenses

Total consolidated expenses for the three months ended March 31, 2012, decreased $2,618,034, or 35.6 percent, compared with the three months ended March 31, 2011. This was largely attributable to the following:

•	Platform fees decreased by $857,472, or 49.7 percent, primarily as a result of lower assets under management.
•	Employee compensation and benefits decreased by $738,510, or 23.8 percent, primarily as a result of lower performance-based bonuses.
•	Advertising decreased by $674,937, or 99.0 percent as a result of decreased marketing and sales activity.
•	General and administrative expense decreased by $345,462, or 19.7 percent, primarily due to prior period software implementation and prior period consulting expenses.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2012 AND 2011

The Company posted net income of $1,646,038 ($0.11 per share) for the nine months ended March 31, 2012, compared with net income of $6,290,064 ($0.41 per share) for the nine months ended March 31, 2011, a decrease of $4,644,026 or 73.8 percent.

Revenues

Total consolidated revenues for the nine months ended March 31, 2012, decreased $13,032,135, or 40.4 percent, compared with the nine months ended March 31, 2011. This decrease was primarily attributable to the following:

•

Mutual fund advisory fees decreased by $8,359,335, or 41.8 percent. Of that amount, $4,566,152 was attributable to a decrease in mutual fund management fees, primarily due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds. In addition, $3,793,183 was attributable to a swing in performance fee adjustments driven by net payments to the funds in the current quarter versus net receipts in the same quarter of the prior year. Performance fees are paid or received when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Distribution fee revenue decreased by $1,187,374, or 26.7 percent, as a result of decreased assets under management.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 19 OF 26

•

Investment income decreased $1,108,858, or 95.2 percent, primarily due to lower unrealized gains on trading securities in the nine months ended March 31, 2012, compared to unrealized gains on trading securities in the nine months ended March 31, 2011.

•

Other advisory fees decreased by $1,012,651, or 79.3 percent, primarily as a result of a decrease in offshore fund performance fees due to natural resource-related market depreciation of fund holdings.

•	Transfer agent fees decreased by $991,053, or 25.6 percent, primarily due to a decline in the number of shareholder accounts and account activity.

Expenses

Total consolidated expenses for the nine months ended March 31, 2012, decreased $6,003,417, or 26.6 percent, compared with the nine months ended March 31, 2011. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $1,981,819, or 20.3 percent, primarily as a result of lower performance-based bonuses.
•	General and administrative expense decreased by $1,546,591, or 26.0 percent, primarily due to prior period software implementation and prior period consulting expenses.
•	Platform fees decreased by $1,441,595, or 31.4 percent, primarily as a result of lower assets under management.
•	Advertising decreased by $911,881, or 47.5 percent as a result of decreased marketing and sales activity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company had net working capital (current assets minus current liabilities) of approximately $26.7 million and a current ratio (current assets divided by current liabilities) of 9.5 to 1. With approximately $20.9 million in cash and cash equivalents and approximately $14.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $40.0 million, with cash, cash equivalents, and marketable securities comprising 82.6 percent of total assets.

As of March 31, 2012, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2012, this credit facility remained unutilized by the Company.

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

The annual investment advisory and related contracts between the Company and USGIF were renewed effective October 1, 2011. The Company provides advisory services to three offshore clients for which the Company receives a monthly advisory fee and a quarterly performance fee, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.

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

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 20 OF 26

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

The table below summarizes the Company’s equity price risks as of March 31, 2012, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at March 31, 2012	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$5,499,418	25% increase	$6,874,273	$907,404
		25% decrease	$4,124,564	($907,404)
Available-for-sale ²	$9,238,756	25% increase	$11,548,445	$1,524,395
		25% decrease	$6,929,067	($1,524,395)

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 21 OF 26

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2011. There has been no material changes since fiscal year end to the risk factors listed therein.

ITEM 6.	EXHIBITS

1. Exhibits –

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 22 OF 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: May 2, 2012	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: May 2, 2012	BY: /s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer