Form 10-K
period 2012-06-30
U S GLOBAL INVESTORS INC
filed 2012-08-30
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2012

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

Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the 9,784,696 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $59,001,717, based on the last sale price quoted on NASDAQ as of December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 8,483 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2011 (based on the last sale price of the class C common stock in a private transaction) was $2,120.75. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 17, 2012, there were 13,862,505 shares of Registrant’s class A nonvoting common stock issued and 13,404,866 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,073,043 shares of Registrant’s class C voting common stock issued and outstanding.

Documents incorporated by reference: None

i

Part I of Annual Report on Form 10-K

Item 1. Business

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, U.S. Global Investors, Inc. and its subsidiaries (collectively, “U.S. Global” or the “Company”) may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, future expectations of the Company, and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of Company management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in Part I, Item 1A, Risk Factors, and elsewhere in this report and other documents filed or furnished by U.S. Global from time to time with the U.S. Securities and Exchange Commission (“SEC”). U.S. Global cautions readers to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date on which such statements are made. Except to the extent required by applicable law, U.S. Global undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As part of the mutual fund management business, the Company provides: (1) investment advisory services; (2) transfer agency and record keeping services; (3) distribution services; and (4) administrative services to mutual funds advised by the Company. The fees from investment advisory and transfer agent services, as well as investment income, are the primary sources of the Company’s revenue.

Lines of Business

Investment Management Services

Investment Advisory Services. The Company furnishes an investment program for each of the clients it manages and determines, subject to overall supervision by the applicable board of trustees of the clients, the clients’ investments pursuant to an advisory agreement (the “Advisory Agreement”). Consistent with the investment restrictions, objectives and policies of the particular client, the portfolio team for each client determines what investments should be purchased, sold, and held, and makes changes in the portfolio deemed necessary or appropriate. In the Advisory Agreement, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the Advisory Agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2013.

In addition to providing advisory services to USGIF, the Company provides advisory services to three offshore clients.

Net assets under management on June 30, 2012, and June 30, 2011, are detailed in the following table.

Assets Under Management (AUM)
Fund	Ticker	AUM at June 30, 2012 (in thousands)	AUM at June 30, 2011 (in thousands)
U.S. Global Investors Funds Natural Resources
Global Resources	PSPFX/PIPFX	$530,604	$903,926
World Precious Minerals	UNWPX/UNWIX	323,802	602,347
Gold and Precious Metals	USERX	155,570	238,164

Total Natural Resources		1,009,976	1,744,437

International Equity
Eastern European	EUROX	177,019	346,590
China Region	USCOX	28,272	42,501
Global MegaTrends	MEGAX/MEGIX	13,116	19,094
Global Emerging Markets	GEMFX	7,962	11,979

Total International Equity		226,369	420,164

Fixed Income
U.S. Government Securities Savings	UGSXX	156,307	188,886
U.S. Treasury Securities Cash	USTXX	85,427	96,000
Near-Term Tax Free	NEARX	38,253	31,823
Tax Free	USUTX	22,783	20,084

Total Fixed Income		302,770	336,793

Domestic Equity
Holmes Growth	ACBGX	35,805	42,758
All American Equity	GBTFX	17,010	18,370

Total Domestic Equity		52,815	61,128

Total SEC-Registered Funds		1,591,930	2,562,522

Other Advisory Clients		32,551	40,526

Total AUM		$1,624,481	$2,603,048

Transfer Agent and Other Services. The Company’s wholly-owned subsidiary, United Shareholder Services, Inc. (“USSI”), is a transfer agent registered under the Securities Exchange Act of 1934 (“Exchange Act”), providing transfer agency, printing, and mailing services to investment company clients. The transfer agency utilizes a third-party external system providing the Company’s fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.

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

The transfer agency agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2013.

Distribution Services. The Company has registered its wholly-owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. The distribution agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2013.

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ board of trustees pursuant to an administrative agreement (the “Administrative Services Agreement”). It provides office space, facilities and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensate all personnel, officers, directors and interested trustees of the Funds if such persons are also employees of the Company or its affiliates. The Administrative Services Agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2013.

Corporate Investments

Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account. See segment information in the notes to the financial statements at Note 14 Financial Information by Business Segment.

Employees

As of June 30, 2012, U.S. Global and its subsidiaries employed 70 full-time employees and 4 part-time employees; as of June 30, 2011, it employed 82 full-time employees and 6 part-time employees. The Company considers its relationship with its employees to be good.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2011 there were approximately 8,600 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted Rule 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGIF is a trust with no-load funds that have adopted 12b-1 plans. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF funds, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.

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

Success in the investment advisory and mutual fund distribution businesses is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the funds effectively. Sales of fund shares generate management, distribution and administrative services fees (which are based on assets of the funds), and transfer agent fees (which are based on the number of fund accounts and the activity in those accounts). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.

Despite the Company’s expertise in gold mining and exploration, natural resources, and emerging markets, the Company faces the same obstacle many advisers face, namely uncovering undervalued investment opportunities as the markets face further uncertainty and increased volatility. In addition, the growing number of alternative investments, especially in specialized areas, has created pressure on the profit margins and increased competition for available investment opportunities.

Supervision and Regulation

The Company, USSI, USGB, and the clients the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, and legal, financial, and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the Funds will not have a material adverse effect on the Company’s business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.

Recent and accelerating regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the mutual fund industry and the capital markets. This momentum of new regulations has contributed significantly to the costs of managing and administering mutual funds.

U.S. Global is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually all aspects of the Company’s business and relationships with the Company’s clients. Applicable rules relate to, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements. The Funds for which the Company acts as the investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of the Company, or the funds which the Company advises, to comply with the requirements of the SEC could have a material adverse effect on the Company. The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 (“S-Ox Act”), as well as rules adopted by the SEC.

USGB is subject to regulation by the SEC under the Exchange Act and regulation by FINRA, a self-regulatory organization composed of other registered broker-dealers. U.S. Global, USSI, and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.

Relationships with Clients

The businesses of the Company are to a very significant degree dependent on their associations and contractual relationships with USGIF. In the event the advisory, administrative or transfer agent services agreements with USGIF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global, USSI, and USGB consider their relationships with the Funds to be good, and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that USGIF will choose to continue its relationship with the Company, USSI, or USGB.

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

The Company also posts its Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Executive and Senior Financial Officers and the charters of the audit and compensation committees of its Board of Directors on the Company’s website in the “Policies and Procedures” section. The Company’s SEC filings and governance documents are available in print to any stockholder that makes a written request to: Investor Relations, U.S. Global Investors, Inc., 7900 Callaghan Road, San Antonio, Texas 78229.

The Company files reports electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”), which may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

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

Item 1A. Risk Factors

The Company faces a variety of significant and diverse risks, many of which are inherent in the business. Described below are certain risks that could materially affect the Company. Other risks and uncertainties that the Company does not presently consider to be material, or of which the Company is not presently aware, may become important factors that affect it in the future. The occurrence of any of the risks discussed below could materially and adversely affect the business, prospects, financial condition, results of operations, or cash flow.

The investment management business is intensely competitive.

Competition in the investment management business is based on a variety of factors, including:

•	Investment performance;
•	Investor perception of an investment team’s drive, focus, and alignment of interest with them;
•	Quality of service provided to, and duration of relationships with, clients and shareholders;
•	Business reputation; and
•	Level of fees charged for services.

The Company competes with a large number of investment management firms, commercial banks, broker-dealers, insurance companies, and other financial institutions. Competitive risk is heightened by the fact that some competitors may invest according to different investment styles or in alternative asset classes which the markets may perceive as more attractive than the Company’s investment approach. If the Company is unable to compete effectively, revenues and earnings may be reduced and the business could be materially affected.

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

Changes in economic or market conditions may adversely affect the profitability, performance of and demand for the Company’s investment products and services. Under the Company’s advisory fee arrangements, the fees received are primarily based on the market value of assets under management. Accordingly, a decline in the price of securities held in the funds would be expected to cause revenues and net income to decline, which would result in lower advisory fees, or cause increased shareholder redemptions in favor of investments they perceive as offering greater opportunity or lower risk, which redemptions would also result in lower advisory fees. The ability of the Company to compete and grow is dependent on the relative attractiveness of the types of investment products the Company offers and its investment performance and strategies under prevailing market conditions.

Market-specific risks may negatively impact the Company’s earnings.

The Company manages certain funds in the emerging market and natural resource sectors, which are highly cyclical. The investments in the Funds are subject to significant loss due to political, economic and diplomatic developments, currency fluctuations, social instability, and changes in governmental policies. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

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

The Company and its subsidiaries are subject to a variety of federal securities laws and agencies, including, but not limited to, the Advisers Act, the Investment Company Act, the S-Ox Act, the Gramm-Leach-Bliley Act of 1999, the Bank Secrecy Act of 1970, as amended, the USA PATRIOT Act of 2001, the SEC, FINRA, and NASDAQ. Moreover, financial reporting requirements and the processes, controls, and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.

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

Higher insurance premiums and related insurance coverage risks could increase costs and reduce profitability.

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

During the past nine years, federal securities laws have been substantially augmented and made significantly more complex by the S-Ox Act and the USA PATRIOT Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the S-Ox Act.

The Company is subject to financial services laws, regulations, corporate governance requirements, administrative actions and policies. During 2009 and 2010, as many emergency government programs slowed or wound down, global regulatory and legislative focus generally moved to a second phase of broader reform and a restructuring of financial institution regulation. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which fundamentally changed the U.S. financial regulatory landscape. The full scope of the regulatory changes imposed by the Dodd-Frank Act will only be determined once extensive rules and regulations have been proposed and become effective, which may result in significant changes in the manner in which the Company’s operations are regulated.

Further, adverse results of regulatory investigations of mutual fund, investment advisory, and financial services firms could tarnish the reputation of the financial services industry generally, and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their balances. Redemptions would decrease the Company’s assets under management, which would reduce its advisory revenues and net income.

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

Frank Holmes, CEO, is the beneficial owner of over 99 percent of our class C voting convertible common stock and controls the outcome of all issues requiring a vote of stockholders. All of our publicly traded stock is nonvoting stock. Consequently, except to the extent provided by law, stockholders other than Frank Holmes have no vote with respect to the election of directors or any other matter requiring a vote of stockholders. This lack of voting rights may adversely affect the market value of the publicly traded class A nonvoting common stock.

The loss of key personnel could negatively affect the Company’s financial performance.

The success of the Company depends on key personnel, including the portfolio managers, analysts, and executive officers. Competition for qualified, motivated, and skilled personnel in the asset management industry remains significant. As the business grows, the Company will likely need to increase the number of employees. Moreover, in order to retain certain key personnel, the Company may be required to increase compensation to such individuals, resulting in additional expense. The loss of key personnel or the Company’s failure to attract replacement personnel could negatively affect its financial performance.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II of Annual Report on Form 10-K

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company has three classes of common equity: class A, class B, and class C common stock, par value $0.025 per share.

The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets. Trades are reported under the symbol “GROW.”

There is no established public trading market for the Company’s class B and class C common stock.

The Company’s class A and class B common stock have no voting privileges.

The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2012, and June 30, 2011. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2012		2011
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	8.70	6.00	6.93	5.26
Second quarter (12/31)	7.80	5.76	9.38	6.28
Third quarter (3/31)	7.83	6.03	8.44	7.00
Fourth quarter (6/30)	7.52	3.98	10.47	6.72

Holders

On August 17, 2012, there were approximately 195 holders of record of class A common stock, no holders of record of class B common stock, and 43 holders of record of class C common stock.

Dividends

The Company declared cash dividends of $0.02 per share per month in fiscal 2012 and 2011 on all classes of common stock. A monthly dividend of $0.02 is authorized through December 2012 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Securities authorized for issuance under equity compensation plans

Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer

The Company may repurchase stock from employees. There were no repurchases of classes A, B, or C common stock during the fiscal year ended June 30, 2012.

Company Performance Presentation

The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index, and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2007, and that all dividends are reinvested. Over the five-year period, an investment in the NYSE Arca Gold BUGS Index experienced the most appreciation and the S&P 500 Index and the Russell 2000 Index remained flat. A hypothetical investment in GROW declined in value, as the stock was coming off of its record highs during the fiscal year ended June 30, 2007. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

	Fiscal Year-End Date
	2007	2008	2009	2010	2011	2012
U.S. Global Investors, Inc., class A (GROW)	$10,000	$7,479	$4,287	$2,634	$3,536	$2,214
S&P 500 Index	$10,000	$8,689	$6,413	$7,338	$9,589	$10,110
Russell 2000 Index	$10,000	$8,382	$6,284	$7,635	$10,489	$10,270
NYSE Arca Gold BUGS Index	$10,000	$13,724	$10,433	$14,680	$16,220	$13,477

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K. The selected financial data as of June 30, 2008, through June 30, 2012, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements.

	Year Ended June 30,
Selected Financial Data	2012	2011	2010	2009	2008
Revenues	$23,850,609	$41,933,626	$35,030,153	$23,140,269	$56,039,247

Expenses	21,351,222	29,903,607	26,521,396	26,750,817	39,457,020

Income (loss) before income taxes	2,499,387	12,030,019	8,508,757	(3,610,548)	16,582,227

Income tax expense (benefit)	968,953	4,197,372	3,159,472	(1,372,969)	5,745,417

Net income (loss)	$1,530,434	$7,832,647	$5,349,285	$(2,237,579)	$10,836,810

Basic income (loss) per share	0.10	0.51	0.35	(0.15)	0.71

Working capital	25,710,714	32,366,289	28,323,885	27,363,133	35,309,228

Total assets	41,755,794	45,966,603	40,983,698	37,153,846	45,494,619

Dividends per common share	0.24	0.24	0.24	0.24	0.21

Shareholders’ equity	38,709,646	41,057,447	36,191,872	34,627,994	39,233,744

Net cash provided by operating activities	1,817,046	7,718,529	7,632,350	3,040,931	14,309,886

Net cash used in investing activities	(4,894,472)	(845,601)	(739,266)	(4,386,782)	(1,180,602)

Net cash used in financing activities	(3,517,749)	(3,502,511)	(3,359,199)	(3,485,630)	(2,848,629)

Average assets under management (in billions)	2.06	2.82	2.56	2.53	5.44

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reviews and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data.

Recent Trends in Financial Markets

During the fiscal year ended June 30, 2012, the global financial markets continued to move slowly toward recovery, but encountered volatility at both the beginning and end of the period. General macro-economic concerns, such as political uncertainty, the continuing European financial crisis, the China slowdown and resulting fears of a “hard landing,” and the U.S. debt downgrade in August 2011 have caused investors to remain risk averse. As a consequence of these events, mutual funds in general have continued to see asset flows directed towards investments such as fixed income and cash.

The volatility in the Company’s revenue is correlated to the price swings in natural resources and emerging markets, which represent roughly 80 percent of assets under management. During the past fiscal year, U.S. stocks, the U.S. dollar and gold generally have been positive, while emerging markets stocks and commodity-related stocks generally have been lagging in performance. For the past 10 years, the one-year normal volatility of one standard deviation has been 18.9 percent for the S&P 500, approximately 31.1 percent for the MSCI emerging markets and nearly 37.2 percent for gold equities. To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expense, by setting relatively lower base salaries with bonuses that are related to average assets under management and fund performance. Thus, our expense model expands and contracts with asset swings and performance.

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

Investment Management Products and Services

The Company generates substantially all of its operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF” or the “Funds”) and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations.

Detailed information regarding the SEC-registered funds managed by the Company can be found on the Company’s website, www.usfunds.com, including performance information for each fund for various time periods, assets under management as of the most recent month end, and inception date of each fund.

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

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. In fiscal 2012, the Company recorded advisory and performance fees from these clients totaling $352,103 and $6,172, respectively, and $431,493 and $955,865, respectively, in fiscal 2011. The performance fees for these clients are calculated and recorded quarterly in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

On June 30, 2012, total assets under management as of period end, including both SEC-registered funds and offshore clients, were $1.624 billion versus $2.603 billion on June 30, 2011, a decrease of 37.6 percent. During fiscal 2012, average assets under management were $2.055 billion versus $2.819 billion in fiscal 2011. The decrease was primarily due to market depreciation and redemptions in the natural resources and emerging markets funds under management.

The following tables summarize the changes in assets under management for the SEC-registered funds for fiscal years 2012, 2011, and 2010:

	Changes in Assets Under Management Year Ended June 30,
	2012
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$2,225,729	$336,793	$2,562,522
Market appreciation/(depreciation)	(480,540)	2,774	(477,766)
Dividends and distributions	(117,744)	(1,506)	(119,250)
Net shareholder purchases/(redemptions)	(338,285)	(35,291)	(373,576)

Ending Balance	$1,289,160	$302,770	$1,591,930

Average investment management fee	0.99%	0.00%	0.83%
Average net assets	$1,699,921	$320,242	$2,020,163

	Changes in Assets Under Management Year Ended June 30,
	2011
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,985,203	$382,062	$2,367,265
Market appreciation/(depreciation)	528,737	1,493	530,230
Dividends and distributions	(144,176)	(1,488)	(145,664)
Net shareholder purchases/(redemptions)	(144,035)	(45,274)	(189,309)

Ending Balance	$2,225,729	$336,793	$2,562,522

Average investment management fee	1.00%	0.00%	0.87%
Average net assets	$2,418,615	$358,121	$2,776,736

	Changes in Assets Under Management Year Ended June 30,
	2010
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,757,012	$439,942	$2,196,954
Market appreciation/(depreciation)	515,383	2,543	517,926
Dividends and distributions	(24,873)	(1,379)	(26,252)
Net shareholder purchases/(redemptions)	(262,319)	(59,044)	(321,363)

Ending Balance	$1,985,203	$382,062	$2,367,265

Average investment management fee	0.99%	0.01%	0.83%
Average net assets	$2,117,843	$408,254	$2,526,097

As shown above, both average and period-end assets under management decreased in total in fiscal 2012 compared to fiscal 2011, but both increased in total in fiscal 2011 compared to fiscal 2010. The decrease in assets under management in fiscal 2012 was driven by market depreciation and redemptions in the equity funds, primarily in the natural resources and emerging markets funds. The increase in assets under management in fiscal 2011 was driven by market appreciation in the equity funds, primarily in the natural resources category. Money market and fixed income funds experienced a net decrease in both comparative periods as shareholders sought alternatives to low yields.

Stock market performance was marked by volatility at both the beginning and end of the fiscal year as global financial markets continue to move slowly toward recovery. Equities linked to gold and broader natural resources, where most of the assets managed by the Company are invested, were also volatile. The global financial crisis and subsequent volatility in markets, combined with fund performance, were significant factors in the shareholder activity shown in all periods.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 83 basis points in fiscal 2012, compared to 87 basis points in fiscal 2011, and 83 basis points in fiscal 2010. The average investment management fee for equity funds has remained relatively stable for fiscal 2012, 2011, and 2010 at 99, 100, and 99 basis points, respectively. The average investment management fee for the fixed income funds was nil or close to nil for fiscal 2012, 2011, and 2010. This is due to voluntary fee waivers on these funds as discussed in Note 4 to the financial statements, including a voluntary agreement to support the yields for the money market funds.

Investment Activities

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the market value, cost, and unrealized gain or loss on investments as of June 30, 2012, and June 30, 2011.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax
Trading¹	$5,216,139	$5,960,634	$(744,495)	N/A
Available-for-sale²	8,824,311	8,117,844	706,467	$466,268

Total at June 30, 2012	$14,040,450	$14,078,478	$(38,028)

Trading¹	$5,703,916	$5,963,272	$(259,356)	N/A
Available-for-sale²	4,660,928	3,081,439	1,579,489	$1,042,462

Total at June 30, 2011	$10,364,844	$9,044,711	$1,320,133

¹	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
²	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

As of June 30, 2012, and 2011, the Company held approximately $1.6 million and $2.3 million, respectively, in investments other than the clients the Company advises. Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2012, 2011, and 2010, the Company had net recognized gains (losses) on sales or other-than-temporary impairment of securities of $157,668, $135,759, and ($60,182), respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2012	2011	% Change	2011	2010	% Change
Net income (in thousands)	$1,530	$7,833	-80.5%	$7,833	$5,349	46.4%
Net income per share
Basic	$0.10	$0.51	-80.4%	$0.51	$0.35	45.7%
Diluted	$0.10	$0.51	-80.4%	$0.51	$0.35	45.7%
Weighted average shares outstanding (in thousands)
Basic	15,441	15,384		15,384	15,339
Diluted	15,442	15,384		15,384	15,342

Year Ended June 30, 2012, Compared with Year Ended June 30, 2011

The Company posted net income of $1,530,434 ($0.10 per share) for the year ended June 30, 2012, compared with net income of $7,832,647 ($0.51 per share) for the year ended June 30, 2011. This decrease in profitability is primarily attributable to the following factors:

Revenues

Total consolidated revenues for the year ended June 30, 2012, decreased $18,083,017, or 43.1 percent, compared with the year ended June 30, 2011. This decrease was primarily attributable to the following:

•

Mutual fund advisory fee revenue decreased by $11,996,085, or 45.1 percent, as a result of lower assets under management. Of that amount, $7,384,666 was attributable to a decrease in mutual fund management fees due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds. In addition, $4,611,419 was attributable to a swing in performance fee adjustments driven by net payments to the funds in the current period versus net receipts from the funds in the prior period. Performance fees are paid or received when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Distribution fee revenue decreased by $1,918,511, or 32.0 percent, as a result of lower average net assets under management upon which these fees are based.
•	Transfer agent fee revenue decreased by $1,344,053, or 26.8 percent, as a result of a decline in the number of shareholder accounts and the number of transactions.
•	Investment income decreased by $1,185,529, or 117.5 percent, as a result of unrealized losses on trading securities.
•

Offshore fund advisory fee revenue decreased by $1,029,083, or 74.2 percent. Of that amount, $949,693 was attributable to a decline in performance fees, while $79,390 was attributable to a decline in offshore fund management fees.

Expenses

Total consolidated expenses for the year ended June 30, 2012, decreased by $8,552,385, or 28.6 percent, compared with the prior year and was primarily attributable to the following:

•	Employee compensation and benefits decreased by $2,476,461, or 19.9 percent, primarily as a result of lower performance-based bonuses and fewer employees.
•	General and administrative expenses decreased by $2,361,115, or 28.8 percent, primarily due to prior period software implementation and consulting expenses.
•	Platform fees decreased by $2,308,399, or 36.6 percent, primarily due to lower assets held through broker-dealer platforms.
•	Advertising decreased $1,281,471, or 52.0 percent, as a result of decreased marketing and sales activity.

Year Ended June 30, 2011, Compared with Year Ended June 30, 2010

The Company posted net income of $7,832,647 ($0.51 per share) for the year ended June 30, 2011, compared with net income of $5,349,285 ($0.35 per share) for the year ended June 30, 2010. The increase in profitability in fiscal year 2011 primarily resulted from an increase in mutual fund advisory fee income of $5.4 million resulting from higher assets under management, as well as an increase in offshore fund advisory fees as a result of higher performance fees. Expenses increased by 12.8 percent in fiscal 2011, including a $1,684,989 million increase in general and administrative expenses related to sales-related conferences and consulting fees and software implementation and a $720,876 increase in platform fees due to higher assets under management.

Revenues

(Dollars in Thousands)	2012	2011	% Change	2011	2010	% Change
Investment advisory fees:
Natural resource funds	$11,085	$20,341	(45.5%)	$20,341	$15,264	33.3%
International equity funds	3,104	5,735	(45.9%)	5,735	5,567	3.0%
Domestic equity funds	386	495	(22.0%)	495	299	65.6%
Fixed income funds	-	-	0.0%	-	33	(100.0%)

Total mutual fund advisory fees	14,575	26,571	(45.1%)	26,571	21,163	25.6%
Other advisory fees	358	1,387	(74.2%)	1,387	401	245.9%

Total investment advisory fees	14,933	27,958	(46.6%)	27,958	21,564	29.7%
Transfer agent fees	3,667	5,011	(26.8%)	5,011	5,350	(6.3%)
Distribution fees	4,070	5,988	(32.0%)	5,988	5,293	13.1%
Administrative services fees	1,321	1,922	(31.3%)	1,922	1,797	7.0%
Investment income (loss)	(177)	1,009	(117.5%)	1,009	979	3.1%
Other revenues	37	46	(19.6%)	46	47	(2.1%)

Total	$23,851	$41,934	(43.1%)	$41,934	$35,030	19.7%

Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: SEC-registered mutual fund advisory fees, which in fiscal 2012 accounted for 98 percent of the Company’s total advisory fees, and offshore investment advisory fees, which accounted for 2 percent of total advisory fees.

SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.375 percent, and are paid monthly. These advisory fees decreased by approximately $12.0 million, or 45.1 percent, in fiscal 2012 compared to fiscal 2011 primarily as a result of decreased assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.

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

The nine equity USGIF funds include a base advisory fee that is adjusted upward or downward by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2012, the Company adjusted its base advisory fees downward by $2,230,811. For the year ended June 30, 2011, the Company adjusted its base advisory fees upward by $2,380,608. For the year ended June 30, 2010 (the first fiscal year in which these performance fees were recorded), the Company adjusted its base advisory fees upward by $168,534.

Transfer Agent Fees. United Shareholder Services, Inc., a wholly owned subsidiary of the Company, provides transfer agency and mailing services for Company clients. The Company receives an annual fee per account as well as transaction and activity-based fees as compensation for services rendered as transfer agent and is reimbursed for out-of-pocket expenses associated with processing shareholder information. In addition, the Company collects custodial fees on IRAs and other types of retirement plans invested in USGIF. Transfer agent fees are therefore significantly affected by the number of client accounts. The Company also receives shareholder servicing fees based on the value of the Funds held through broker-dealer platforms.

Transfer agent fees decreased by $1,344,053 and $339,029 in fiscal 2012 and 2011, respectively, primarily as a result of a decline in the number of shareholder accounts and number of transactions.

Distribution Fees. The Funds pay USGB a distribution fee, at an annual rate of 0.25 percent of the average daily net assets of the Investor Class of each of the nine equity USGIF funds. Distribution fees decreased by $1,918,511 in fiscal 2012 due to lower average net assets under management, upon which these fees are based. In fiscal year 2011, distribution fees increased by $695,538 due to higher average net assets under management.

Administrative Services Fees. The funds pay the Company compensation at an annual rate of 0.08 percent of the average daily net assets of each Fund for administrative services provided by the Company to the funds. Administrative services fees decreased by $600,474 in fiscal 2012 due to lower average net assets under management, upon which these fees are based. In fiscal year 2011, administrative services fees increased by $124,567.

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

Investment income decreased by $1,185,529 in fiscal 2012 due to unrealized losses in trading securities. Investment income was essentially flat in fiscal 2011, increasing by $29,453.

Included in investment income were other-than-temporary impairments of $19,073 in fiscal 2012, $3,699 in fiscal 2011, and $1,606 in fiscal 2010.

Expenses

(Dollars in Thousands)	2012	2011	% Change	2011	2010	% Change
Employee compensation and benefits	$9,991	$12,468	(19.9%)	$12,468	$11,913	4.7%
General and administrative	5,841	8,201	(28.8%)	8,201	6,516	25.9%
Platform fees	3,995	6,304	(36.6%)	6,304	5,583	12.9%
Advertising	1,182	2,464	(52.0%)	2,464	1,625	51.6%
Depreciation	282	292	(3.4%)	292	321	(9.0%)
Subadvisory fees	60	175	(65.7%)	175	563	(68.9%)

Total	$21,351	$29,904	(28.6%)	$29,904	$26,521	12.8%

Employee Compensation and Benefits. Employee compensation and benefits decreased by $2,476,461, or 19.9 percent, in fiscal 2012, as a result of lower performance-based bonuses and fewer employees. Employee compensation and benefits increased by $554,928, or 4.7 percent, in fiscal 2011 compared to the prior year. The 2011 increase was primarily due to higher performance-based bonuses.

Subadvisory Fees. Through September 2010, subadvisory fees were calculated as a percentage of average net assets of the two funds that are subadvised by a third-party manager. From October 2010 to present, subadvisory fees were adjusted to a flat fee per month. The decrease in subadvisory fees of $114,994, or 65.7 percent, in fiscal 2012, and $388,041, or 68.9 percent, in fiscal 2011 is due to the restructured responsibilities of the third-party subadviser, as well as a decline in assets under management.

General and Administrative. The decrease in general and administrative expenses of $2,361,115, or 28.8 percent, in fiscal 2012 was primarily a result of prior period software implementation and consulting expenses. The increase in general and administrative expense of $1,684,989, or 25.9 percent, in fiscal 2011 was primarily attributable to sales-related conferences and consulting fees and implementation of new software.

Platform Fees. Broker-dealers typically charge an asset-based fee for assets held in their platforms. Platform fees decreased by $2,308,399, or 36.6 percent, in fiscal 2012, increased by $720,876, or 12.9 percent, in fiscal 2011 due to changes in assets held through the broker-dealer platforms. The incremental assets received through the broker-dealer platforms are not as profitable as those received from direct shareholder accounts due to margin compression resulting from paying platform fees on those assets.

Advertising. Advertising decreased by $1,281,471 or 52.0 percent, in fiscal 2012, and increased by $839,170, or 51.6 percent, in fiscal 2011 as a result of planned changes in marketing and sales activities.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the basis of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. Management included no valuation allowance at June 30, 2012.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2012, is as follows:

Contractual Obligations	Payments due by period
	Total	Less than	1-3	4-5	More than
		1 year	years	years	5 years
Operating lease obligations	$225,616	$185,164	$40,452	$–	$–
Contractual obligations	747,860	537,190	210,670	–	–

Total	$973,476	$722,354	$251,122	$–	$–

Operating leases consist of office and mailroom equipment leased from several vendors. Contractual obligations include educational and charitable organization pledges, commitments to fund a venture capital investment and agreements for services used in daily operations.

The Board has authorized a monthly dividend of $0.02 per share through December 2012, at which time the Board will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2012 to December 2012 will be approximately $1,856,000.

Liquidity and Capital Resources

At fiscal year end, the Company had net working capital (current assets minus current liabilities) of approximately $25.7 million and a current ratio (current assets divided by current liabilities) of 9.4 to 1. With approximately $20.6 million in cash and cash equivalents and $14 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $38.7 million, with cash, cash equivalents, and marketable securities comprising 83 percent of total assets.

The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and projected cash flow are expected to be sufficient to cover current expenses.

The investment advisory and related contracts between the Company and USGIF have been renewed through September 2013. With respect to offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.

Management believes current cash reserves, available financing, and projected cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.

Critical Accounting Estimates

The discussion and analysis of financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Management reviews these estimates on an ongoing basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While recent accounting policies are described in more detail in Note 2 to the consolidated financial statements, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of investments, income taxes, and valuation of stock-based compensation.

Investments. The Company accounts for its investments in securities in accordance with ASC 320 Investments – Debt and Equity Securities. The Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date.

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

Tax law requires certain items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Statement of Operations and Comprehensive Income. As a result, the effective tax rate reflected in the Consolidated Financial Statements is different from the tax rate reported on the Company’s consolidated tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. In addition, excess tax benefits associated with stock option exercises also create a difference between the tax rate used in the consolidated tax return and the effective tax rate in the Company’s Consolidated Statement of Operations and Comprehensive Income.

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

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. The Company measured the fair value of stock options granted in fiscal 2012 on the date of grant using a Black-Scholes option-pricing model. An option for 5,000 shares was granted in fiscal 2012, no options were granted in fiscal 2011 and an option for 2,000 shares was granted in fiscal year 2010.

The Company believes that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

The Company’s balance sheet includes assets whose fair value is subject to market risk. Due to the Company’s investments in equity securities, equity price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value. The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics and other policies affecting the Company’s investment practices.

The table below summarizes the Company’s equity price risks as of June 30, 2012, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at June 30, 2012	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities [1]	$5,216,139	25% increase	$6,520,174	$860,663
		25% decrease	$3,912,104	($860,663)
Available-for-sale [2]	$8,824,311	25% increase	$11,030,389	$1,456,011
		25% decrease	$6,618,233	($1,456,011)

¹ Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

² Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

U.S. Global Investors, Inc.

San Antonio, Texas

We have audited U.S. Global Investors, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of U.S. Global Investors, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 29, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
August 29, 2012

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders

U.S. Global Investors, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Global Investors, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
August 29, 2012

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2012	June 30, 2011
Current Assets
Cash and cash equivalents	$20,612,721	$27,207,896
Trading securities, at fair value	5,216,139	5,703,916
Receivables
Mutual funds	1,709,507	3,259,251
Offshore clients	33,354	33,828
Income tax	407,377	244,149
Employees	900	2,200
Other	8,247	7,391
Prepaid expenses	606,048	816,814
Deferred tax asset	162,569	-

Total Current Assets	28,756,862	37,275,445

Net Property and Equipment	3,359,376	3,547,303

Other Assets
Deferred tax asset, long-term	815,245	482,927
Investment securities available-for-sale, at fair value	8,824,311	4,660,928

Total Other Assets	9,639,556	5,143,855

Total Assets	$41,755,794	$45,966,603

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$67,560	$55,181
Accrued compensation and related costs	1,040,262	1,734,267
Deferred tax liability	-	77,432
Dividends payable	927,820	924,672
Other accrued expenses	1,010,506	2,117,604

Total Current Liabilities	3,046,148	4,909,156

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,505 and 13,862,445 shares at June 30, 2012, and June 30, 2011, respectively	346,563	346,561
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,043 and 2,073,103 shares at June 30, 2012, and June 30, 2011, respectively	51,826	51,828
Additional paid-in-capital	15,547,907	15,267,231
Treasury stock, class A shares at cost; 472,685 and 526,583 shares at June 30, 2012, and June 30, 2011, respectively	(1,106,733)	(1,232,929)
Accumulated other comprehensive income, net of tax	466,268	1,042,462
Retained earnings	23,403,815	25,582,294

Total Shareholders’ Equity	38,709,646	41,057,447

Total Liabilities and Shareholders’ Equity	$41,755,794	$45,966,603

The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended June 30,
	2012	2011	2010
Revenues
Mutual fund advisory fees	$14,575,009	$26,571,094	$21,163,003
Transfer agent fees	3,666,860	5,010,913	5,349,942
Distribution fees	4,069,656	5,988,167	5,292,629
Administrative services fees	1,321,156	1,921,630	1,797,063
Other advisory fees	358,275	1,387,358	400,663
Investment income (loss)	(176,961)	1,008,568	979,115
Other	36,614	45,896	47,738

	23,850,609	41,933,626	35,030,153

Expenses
Employee compensation and benefits	9,991,505	12,467,966	11,913,038
General and administrative	5,840,566	8,201,681	6,516,692
Platform fees	3,995,104	6,303,503	5,582,627
Advertising	1,182,287	2,463,758	1,624,588
Subadvisory fees	60,000	174,994	563,035
Depreciation	281,760	291,705	321,416

	21,351,222	29,903,607	26,521,396

Income Before Income Taxes	2,499,387	12,030,019	8,508,757
Provision for Federal Income Taxes
Tax expense	968,953	4,197,372	3,159,472

Net Income	1,530,434	7,832,647	5,349,285
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(463,867)	552,605	203,018
Less: reclassification adjustment for gains included in net income	(112,327)	(65,495)	-

Comprehensive Income	$954,240	$8,319,757	$5,552,303

Basic Net Income per Share	$0.10	$0.51	$0.35

Diluted Net Income per Share	$0.10	$0.51	$0.35

Basic weighted average number of common shares outstanding	15,441,464	15,384,435	15,339,038
Diluted weighted average number of common shares outstanding	15,441,582	15,384,435	15,341,820

The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2009 (13,819,673 shares of class A; 2,091,875 shares of class C)	$345,492	$52,297	$14,628,431	$(1,449,124)	$352,334	$20,698,564	$34,627,994
Purchases of stock under ESPP of 21,556 shares of Common Stock (class A)	-	-	154,926	50,470	-	-	205,396
Conversion of 18,772 shares of class C common stock for class A common stock	469	(469)	-	-	-	-	-
Exercise of 24,000 options for Common Stock (class A)	600	-	116,149	-	-	-	116,749

Dividends declared	-	-	-	-	-	(4,602,858)	(4,602,858)

Stock bonuses	-	-	183,640	55,257	-	-	238,897

Stock-based compensation expense	-	-	53,391	-	-	-	53,391
Unrealized gain on securities available-for-sale (net of tax)	-	-	-	-	203,018	-	203,018

Net income	-	-	-	-	-	5,349,285	5,349,285

Balance at June 30, 2010 (13,862,445 shares of class A; 2,073,103 shares of class C)	346,561	51,828	15,136,537	(1,343,397)	555,352	21,444,991	36,191,872
Purchases of stock under ESPP of 25,781 shares of Common Stock (class A)	-	-	129,311	60,363	-	-	189,674

Dividends declared	-	-	-	-	-	(3,695,344)	(3,695,344)

Stock bonuses	-	-	119,379	50,105	-	-	169,484

Stock-based compensation expense	-	-	(117,996)	-	-	-	(117,996)
Unrealized gain on securities available-for-sale (net of tax)	-	-	-	-	487,110	-	487,110

Net income	-	-	-	-	-	7,832,647	7,832,647

Balance at June 30, 2011 (13,862,445 shares of class A; 2,073,103 shares of class C)	346,561	51,828	15,267,231	(1,232,929)	1,042,462	25,582,294	41,057,447
Purchases of stock under ESPP of 28,998 shares of Common Stock (class A)	-	-	120,121	67,895	-	-	188,016
Conversion of 60 shares of class C common stock for class A common stock	2	(2)	-	-	-	-	-

Dividends declared	-	-	-	-	-	(3,708,913)	(3,708,913)

Stock bonuses	-	-	134,920	58,301	-	-	193,221

Stock-based compensation expense	-	-	25,635	-	-	-	25,635
Unrealized loss on securities available-for-sale (net of tax)	-	-	-	-	(576,194)	-	(576,194)

Net income	-	-	-	-	-	1,530,434	1,530,434

Balance at June 30, 2012 (13,862,505 shares of class A; 2,073,043 shares of class C)	$346,563	$51,826	$15,547,907	$(1,106,733)	$466,268	$23,403,815	$38,709,646

The accompanying notes are an integral part of these financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$1,530,434	$7,832,647	$5,349,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	281,760	291,705	321,416
Net recognized loss (gain) on disposal of fixed assets	(75,459)	154,216	98,908
Net recognized loss (gain) on securities	(157,668)	(135,759)	60,182
Provision for deferred taxes	(283,333)	321,117	362,889
Stock bonuses	193,221	169,484	238,897
Stock-based compensation expense	33,476	37,825	53,391
Changes in operating assets and liabilities:
Accounts receivable	1,387,434	(297,834)	594,927
Prepaid expenses	210,766	(60,420)	(172,180)
Trading securities	485,139	(631,192)	(619,825)
Accounts payable and accrued expenses	(1,788,724)	36,740	1,344,460

Total adjustments	286,612	(114,118)	2,283,065

Net cash provided by operating activities	1,817,046	7,718,529	7,632,350

Cash Flows from Investing Activities:
Purchase of property and equipment	(18,374)	(86,512)	(554,933)
Proceeds from sale of fixed assets	-	-	1,017
Purchase of available-for-sale securities	(5,064,832)	(1,056,384)	(230,493)
Proceeds on sale of available-for-sale securities	170,192	201,772	22
Return of capital on investment	18,542	95,523	45,121

Net cash used in investing activities	(4,894,472)	(845,601)	(739,266)

Cash Flows from Financing Activities:
Exercise of stock options	-	-	116,749
Issuance of common stock	188,016	189,674	205,396
Dividends paid	(3,705,765)	(3,692,185)	(3,681,344)

Net cash used in financing activities	(3,517,749)	(3,502,511)	(3,359,199)

Net (decrease) increase in cash and cash equivalents	(6,595,175)	3,370,417	3,533,885
Beginning cash and cash equivalents	27,207,896	23,837,479	20,303,594

Ending cash and cash equivalents	$20,612,721	$27,207,896	$23,837,479

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,365,000	$4,360,000	$1,365,000

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services, distribution, and transfer agency functions to USGIF. For these services, the Company receives fees from USGIF. The Company also provides advisory services to three offshore clients.

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

Security Investments. The Company accounts for its investments in securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 320 Investments – Debt and Equity Securities. The Company classifies its investments in equity and debt securities based on intent. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each reporting period date.

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

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2008 through 2011 remain open to examination by the tax jurisdictions to which the Company is subject.

Revenue Recognition. The Company earns substantially all of its revenues from advisory, administrative, distribution and transfer agency services. Mutual fund advisory, administrative, and distribution fees are calculated as a percentage of assets under management and are recorded as revenue as services are performed. Offshore advisory client contracts provide for monthly management fees, in addition to a quarterly performance fees. Effective October 1, 2009, the advisory contract for the USGIF equity funds provides for a performance fee on the base advisory fee that are calculated and recorded monthly. Transfer agency fees are calculated using a charge based upon the number of shareholder accounts serviced as well as transaction and activity-based fees. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of any fee waivers.

Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.

Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. Net advertising expenditures were $1,182,287, $2,463,758, and $1,624,588 during fiscal 2012, 2011, and 2010 respectively.

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

Earnings Per Share. The Company computes and presents earnings per share in accordance with ASC 260, Earnings Per Share). Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. The Company has two classes of common stock with outstanding shares. Both classes share equally in dividend and liquidation preferences.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU added new requirements for disclosures into and out of Levels 1 and 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. It also clarified existing fair value disclosures about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 reconciliation disclosures, the guidance in the ASU was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009. The new disclosures for Level 3 activity are effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 in fiscal 2012 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands existing disclosure requirements and amends some fair value measurement principles. The ASU was effective for interim periods beginning on or after December 15, 2011, with early adoption prohibited and prospective application required. The adoption of ASU No. 2011-01 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

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

Note 3. Investments

As of June 30, 2012, the Company held investments with a fair value of $14,040,450 and a cost basis of $14,078,478. The market value of these investments is approximately 33.6 percent of the Company’s total assets.

Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income. Substantially all of the cash and cash equivalents included in the balance sheet on June 30, 2012, and June 30, 2011, are invested in USGIF money market funds.

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

Investment Activity

The following table summarizes investment activity over the last three fiscal years:

	Year Ended June 30,
	2012	2011	2010
Realized losses on sale of trading securities	$(2,638)	$-	$(58,598)
Trading securities, at cost	5,960,634	5,963,272	5,963,272
Trading securities, at fair value ¹	5,216,139	5,703,916	5,072,724
Net change in unrealized gains (losses) on trading securities (included in earnings)	(485,139)	631,192	874,533
Available-for-sale securities, at cost	8,117,844	3,081,439	2,186,591
Available-for-sale securities, at fair value ¹	8,824,311	4,660,928	3,028,034
Gross realized gains on sale of available-for-sale securities	179,379	139,458	22
Gross unrealized gains recorded in shareholders’ equity	951,631	1,596,949	860,621
Gross unrealized losses recorded in shareholders’ equity	(245,164)	(17,460)	(19,178)
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	(19,073)	(3,699)	(1,606)

¹	These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 15 regarding related party transactions.

The following summarizes investment income (loss) reflected in earnings for the periods discussed:

Investment Income (Loss)	Year Ended June 30,
	2012	2011	2010
Realized losses on sales of trading securities	$(2,638)	$-	$(58,598)
Realized gains on sales of available-for-sale securities	179,379	139,458	22
Unrealized gains (losses) on trading securities	(485,139)	631,192	874,533
Realized foreign currency gains (losses)	(1,583)	3,013	(561)
Other-than-temporary declines in available-for-sale securities	(19,073)	(3,699)	(1,606)
Dividend and interest income	152,093	238,604	165,325

Total Investment Income (Loss)	$(176,961)	$1,008,568	$979,115

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

	June 30, 2012 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$135	$(52)	$-	$-	$135	$(52)
Offshore Fund	4,811	(189)	-	-	4,811	(189)
Mutual funds	16	(4)	-	-	16	(4)

Total available-for-sale securities	$4,962	$(245)	$-	$-	$4,962	$(245)

	June 30, 2011 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$31	$(4)	$-	$-	$31	$(4)
Venture capital investments	112	(13)	-	-	112	(13)
Mutual funds	-	-	-	-	-	-

Total available-for-sale securities	$143	$(17)	$-	$-	$143	$(17)

Many of the investments included above are early-stage or start-up businesses whose fair values fluctuate.

Fair Value Hierarchy

ASC 820, Fair Value Measurement and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.

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

The following tables present fair value measurements, as of each balance sheet date, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	June 30, 2012
	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Common stock	$185	$26	$-	$211
Mutual funds	3,980	-	-	3,980
Offshore fund	-	1,025	-	1,025

Total trading securities	4,165	1,051	-	5,216

Available-for-sale securities
Common stock	1,228	-	-	1,228
Venture capital investments	-	-	168	168
Mutual funds	2,617	-	-	2,617
Offshore fund	-	4,811	-	4,811

Total available-for-sale securities	3,845	4,811	168	8,824

Total Investments	$8,010	$5,862	$168	$14,040

	Fair Value Measurement using (in thousands)
	June 30, 2011
	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Common stock	$267	$57	$-	$324
Mutual funds	4,043	-	-	4,043
Offshore fund	-	1,337	-	1,337

Total trading securities	4,310	1,394	-	5,704

Available-for-sale securities
Common stock	1,690	-	-	1,690
Venture capital investments	-	-	243	243
Mutual funds	2,728	-	-	2,728

Total available-for-sale securities	4,418	-	243	4,661

Total Investments	$8,728	$1,394	$243	$10,365

Approximately 57 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 42 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including investments in two offshore funds, and the remaining one percent are Level 3 inputs.

In Level 2, the Company has an investment in an offshore fund with a fair value of $1,024,879 that invests in companies in the energy and natural resource sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

The Company has a Level 2 investment in an offshore fund with a fair value of $4,810,725 that invests in dividend-paying equity and debt securities of companies located around the world. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In Level 3, the Company held investments in three securities with a value of zero and one venture capital investment that was measured at fair value using significant unobservable inputs on June 30, 2012.

During the quarter ended March 31, 2012, the Company redeemed its Level 3 investment in a venture capital investment that primarily invests in companies in the energy and precious metals sectors for a realized gain of $179,379.

The Company also has a venture capital investment with a fair value of approximately $168,464 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of June 30, 2012, the Company has an unfunded commitment of $62,500 related to this investment.

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Venture Capital Investments Year Ended June 30,
(Dollars in Thousands)	2012	2011
Beginning Balance	$243	$267
Return of capital	(19)	(95)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	160	-
Included in other comprehensive income	(108)	71
Purchases, sales, issuances, and settlements	(108)	-
Transfers in and/or out of Level 3	-	-

Ending Balance	$168	$243

Note 4. Investment Management, Transfer Agent, and Other Fees

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. Two of the thirteen Funds within USGIF, Eastern European Fund and Global Emerging Markets Fund, are subadvised by a third-party subadviser, Charlemagne Capital (IOM) Limited (“Charlemagne”), although the Company has primary day-to-day management of both Funds. On March 1, 2010, three funds within USGIF (Global MegaTrends Fund, Global Resources Fund and World Precious Minerals Fund) began offering institutional class shares.

USSI also serves as transfer agent to USGIF and receives fees based on the number of shareholder accounts as well as transaction- and activity-based fees. Additionally, the Company receives certain miscellaneous fees directly from USGIF shareholders. Fees for providing investment management, administrative, distribution, and transfer agent services to USGIF continue to be the Company’s primary revenue source.

The advisory agreement for the nine equity Funds provides for a base advisory fee that, beginning in October 2009, is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2012, the Company realized a decrease in its base advisory fee of $2,230,811, and for the year ended June 30, 2011, the Company realized an increase in its base advisory fees of $2,380,608. For the year ended June 30, 2010 (the first fiscal year in which these performance fees were recorded), the Company realized an increase in its base advisory fees of $168,534.

Effective September 30, 2009, the Company agreed to voluntarily cap the expenses of all thirteen funds. These caps will continue on a modified and voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company were $3,132,831, $3,131,906, and $3,507,140 in 2012, 2011, and 2010 respectively.

The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse U.S. Treasury Securities Cash Fund and U.S. Government Securities Savings Fund to the extent necessary to maintain the respective Fund’s yield at a certain level as determined by the Company (Minimum Yield). For the fiscal year ended June 30, 2012, fees waived and/or expenses reimbursed as a result of this agreement were $802,363 and $655,230 for the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund, respectively.

The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the Funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the Funds’ yield to fall below the Minimum Yield. Thus, $1,047,980 of these waivers is recoverable by the Company through December 31, 2012, $1,562,956 through December 31, 2013, $1,604,076 through December 31, 2014, and $658,224 through December 31, 2015. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.

The Company continues to provide advisory services to three offshore clients and receives a monthly advisory fee based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, as well as investment income.

Note 5. Property and Equipment

Property and equipment are composed of the following:

	June 30,
	2012	2011
Building and land	$4,568,481	$4,568,481
Furniture, equipment, and other	1,708,261	1,773,947

	6,276,742	6,342,428
Accumulated depreciation	(2,917,366)	(2,795,125)

Net property and equipment	$3,359,376	$3,547,303

Depreciation expense totaled $281,760, $291,705, and $321,416 in 2012, 2011, and 2010, respectively.

Note 6. Other Accrued Expenses

Other accrued expenses consist of the following:

	June 30,
	2012	2011
Legal, professional and consulting fees	$303,156	$303,067
Platform fees	295,383	545,679
Vendors payable	179,434	1,181,990
Performance fees	123,968	-
Taxes payable	103,468	78,850
Subadvisory fees	5,000	5,000
Other	97	3,018

Other accrued expenses	$1,010,506	$2,117,604

Note 7. Borrowings

As of June 30, 2012, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement was renewed effective February 28, 2012, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The amended credit agreement will expire on May 31, 2013, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2012, the credit facility remains unutilized by the Company.

Note 8. Lease Commitments

The Company has operating leases for computers and equipment that expire between fiscal years 2013 and 2014. Lease expenses totaled $572,148, $610,256, and $454,806 in fiscal years 2012, 2011, and 2010, respectively. Minimum non-cancelable lease payments required under operating leases for the years subsequent to June 30, 2012, are as follows:

Fiscal Year	Amount
2013	$185,164
2014	40,452
2015	-
2016	-
2017	-

Total	$225,616

Note 9. Benefit Plans

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $205,480, $228,612, and $246,556 for fiscal years 2012, 2011, and 2010, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. The Company made profit sharing contributions of $400,000, $300,000, and $300,000 in fiscal years 2012, 2011, and 2010, respectively.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company, which a majority of employees have accepted. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $77,049, $74,644, and $73,312 in fiscal years 2012, 2011, and 2010, respectively.

The Company has an Employee Stock Purchase Plan, subject to a current registration statement, whereby eligible employees can purchase treasury shares, at market price, and the Company will match their contributions up to 3 percent of gross salary. During fiscal years 2012, 2011, and 2010, employees purchased 28,998, 25,781, and 21,556 shares of treasury stock from the Company, respectively.

Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2012.

Note 10. Shareholders’ Equity

The monthly dividend of $0.02 is authorized through December 2012 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

During the fiscal years ended June 30, 2012, 2011, and 2010, the Company did not purchase any of its class A common stock.

During the years ended June 30, 2012, 2011, and 2010, the Company granted 15,600, 35,300, and 7,200 shares of class A common stock to certain employees at a weighted average fair value on grant date of $4.73, $8.12, and $12.62. Grants vest immediately after issuance.

The Company granted 3,600, 3,300, and 2,400 shares of class A common stock at a weighted average fair value of $6.65, $8.10, and $11.00 to its non-employee Directors in fiscal years 2012, 2011, and 2010, respectively. Grants vest immediately after issuance.

Shareholders of class C shares are allowed to convert to class A. During fiscal years 2012, 2011, and 2010, 60, 0, and 18,772 shares, respectively, were converted from class C to class A.

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. As of June 30, 2012, there were no options outstanding under the 1989 Plan.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. One option for 5,000 shares was granted in fiscal year 2012 with a fair value, net of tax, of $8,052. The option will vest over five years with 20 percent vesting on each anniversary date. No options were granted in fiscal year 2011. One option for 2,000 shares was granted in fiscal year 2010 with a fair value, net of tax, of $11,537. The option vested over two years, with 50 percent vesting on the first and second anniversary dates.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for options granted in fiscal 2012 and 2010, respectively: expected volatility factor based on historical volatility of 49.9 percent and 81.4 percent, risk-free interest rate of 2.4 percent and 3.7 percent and an expected life of 5.67 and 10 years for all options granted.

Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Yrs	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2009	77,300	$13.66
Granted	2,000	$12.31
Exercised	24,000	$0.75
Forfeited	-	n/a

Outstanding June 30, 2010	55,300	$19.21
Granted	-	n/a
Exercised	-	n/a
Forfeited	30,000	$19.06

Outstanding June 30, 2011	25,300	$19.40
Granted	5,000	$6.54
Exercised	-	n/a
Forfeited	1,300	$22.63

Outstanding June 30, 2012	29,000	$17.03	6.04	$200,336

As of June 30, 2012, 2011, and 2010, exercisable employee stock options totaled 22,000, 20,180, and 47,120 shares and had weighted average exercise prices of $19.21, $19.78, and $19.50 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2012, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($)
1997 Plan Class A	06/20/07	2,000	4.97	$24.74	2,000	$24.74
	10/03/07	20,000	5.25	$19.36	18,000	$19.36
	10/07/09	2,000	7.27	$12.31	2,000	$12.31
	08/23/11	5,000	9.15	$6.54	-	$6.54

		29,000	6.04	$17.03	22,000	$19.21

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included at June 30, 2012, 2011, or 2010.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year ended June 30,
	2012	% of Pretax	2011	% of Pretax	2010	% of Pretax
Tax expense at statutory rate	$849,792	34.0%	$4,090,206	34.0%	$2,892,977	34.0%
Other	119,161	4.8%	107,166	0.9%	266,495	3.1%

Total tax expense	$968,953	38.8%	$4,197,372	34.9%	$3,159,472	37.1%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
	2012	2011	2010
Current tax expense	$1,252,286	$3,876,255	$2,796,583
Deferred tax expense (benefit)	(283,333)	321,117	362,889

Total tax expense	$968,953	$4,197,372	$3,159,472

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective statutory tax rate (34.0 percent for 2012 and 2011) are as follows:

	Year ended June 30,
	2012	2011
Book/tax differences in the balance sheet
Available-for-sale securities	$640,280	$336,968
Trading securities	253,128	88,181
Stock-based compensation expense	114,129	110,588
Accrued expenses	110,564	90,834
Accumulated depreciation	60,837	35,372
Prepaid expenses	(201,124)	(256,448)

Net deferred tax asset	$977,814	$405,495

Note 12. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2012	2011	2010
Basic and diluted net income	$1,530,434	$7,832,647	$5,349,285
Weighted average number of outstanding shares
Basic	15,441,464	15,384,435	15,339,038
Effect of dilutive securities
Employee stock options	118	-	2,782

Diluted	15,441,582	15,384,435	15,341,820

Earnings per share
Basic	$0.10	$0.51	$0.35
Diluted	$0.10	$0.51	$0.35

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the year ended June 30, 2012, employee stock options for 24,000 shares were excluded from diluted EPS. For the year ended June 30, 2011, employee stock options for 25,300 shares were excluded from diluted EPS. For the year ended June 30, 2010, employee stock options for 45,300 shares were excluded from diluted EPS. The Company did not repurchase any shares of its class A common stock from employees during fiscal 2012, 2011, or 2010. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

Note 13. Comprehensive Income

The Company has disclosed the components of comprehensive income in the consolidated statements of operations and comprehensive income.

	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
June 30, 2010
Unrealized gains (losses) on available-for- sale securities	$307,603	$(104,585)	$203,018
Less: reclassification adjustment for gains included in net income	-	-	-

Other comprehensive income	$307,603	$(104,585)	$203,018

June 30, 2011
Unrealized gains (losses) on available-for- sale securities	$837,281	$(284,676)	$552,605
Less: reclassification adjustment for gains included in net income	(99,235)	33,740	(65,495)

Other comprehensive income	$738,046	$(250,936)	$487,110

June 30, 2012
Unrealized gains (losses) on available-for- sale securities	$(702,829)	$238,962	$(463,867)
Less: reclassification adjustment for gains included in net income	(170,192)	57,865	(112,327)

Other comprehensive income	$(873,021)	$296,827	$(576,194)

Note 14. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to the funds it manages, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Year ended June 30, 2010
Net revenues	$34,216,362	$813,791	$35,030,153

Net income before income taxes	7,711,472	797,285	8,508,757

Depreciation	321,416	—	321,416

Capital expenditures	554,933	—	554,933

Year ended June 30, 2011
Net revenues	$41,051,275	$882,351	$41,933,626

Net income before income taxes	11,157,470	872,549	12,030,019

Depreciation	291,705	—	291,705

Capital expenditures	86,512	—	86,512

Year ended June 30, 2012
Net revenues	$24,066,909	$(216,300)	$23,850,609

Net income before income taxes	2,727,344	(227,957)	2,499,387

Depreciation	281,760	—	281,760

Capital expenditures	18,374	—	18,374

Gross identifiable assets at June 30, 2012	26,717,806	14,060,174	40,777,980

Deferred tax asset			977,814

Consolidated total assets at June 30, 2012			$41,755,794

Note 15. Related Party Transactions

On June 30, 2012, and June 30, 2011, respectively, the Company had $32.9 million and $35.2 million at fair value invested in USGIF and offshore clients the Company advises, and these amounts were included in the balance sheet in cash and cash equivalents and trading securities. The Company recorded $117,234, $238,604, and $102,132 in dividend income and $50,480, $725,512, and ($124,569) in net unrealized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2012, 2011, and 2010, respectively. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, administrative fees, distribution fees, transfer agent fees and out-of-pocket expenses, net of amounts payable to the mutual funds. Frank Holmes, a director and Chief Executive Officer of the Company, is a trustee of USGIF.

The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $211,960, $1,129,271, and $262,789 for the years ended June 30, 2012, 2011, and 2010, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is a director of Meridian Global Gold and Resources Fund Ltd. and Meridian Fund Managers Ltd., the manager of the Meridian Global Gold and Resources Fund Ltd.

The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $122,182, $258,087, and $137,874 for the years ended June 30, 2012, 2011, and 2010, respectively. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd. and Meridian Fund Managers Ltd., and the manager of the Meridian Global Energy and Resources Fund Ltd. In addition, the Company has an investment in the Meridian Global Energy and Resources Fund Ltd. classified as trading with a value of $1,024,879 on June 30, 2012.

The Company provides advisory services for the Meridian Global Dividend Income Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a quarterly performance fee, if any, based on the overall increase in value of the net assets in the fund for the quarter. The Company recorded fees totaling $24,133 for the year ended June 30, 2012, the first year in which services were provided. Mr. Holmes is a director of Meridian Global Dividend and Income Fund Ltd. and Meridian Fund Managers Ltd., and the manager of the Meridian Global Dividend Income Fund Ltd. In addition, the Company has an investment in the Meridian Global Dividend and Income Fund Ltd. classified as available-for-sale with a value of $4,810,725 at June 30, 2012.

The Company owns a position in Charlemagne Capital Limited on June 30, 2012, valued at approximately $531,224 and recorded as an available-for-sale security. Charlemagne Capital (IOM) Limited, a wholly owned subsidiary of Charlemagne Capital Limited, specializes in emerging markets and is the non-discretionary subadviser to the Eastern European Fund and Global Emerging Markets Fund, two funds in USGIF.

Note 16. Contingencies and Commitments

The Company continuously reviews all investor, employee, and vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

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

The Board has authorized a monthly dividend of $0.02 per share through December 2012, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2012 to December 2012 will be approximately $1,856,000.

Note 17. Selected Quarterly Financial Data (Unaudited)

Note that some rows may not add to the correct annual total due to rounding.

Fiscal 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$7,792	$5,880	$5,538	$4,641
Expenses	6,630	5,217	4,743	4,761
Income (loss) before taxes	1,162	663	795	(120)
Net income (loss)	750	409	487	(116)
Comprehensive income (loss)	309	436	639	(430)
Earnings (loss) per share:
Basic	$0.05	$0.03	$0.03	$(0.01)
Diluted	$0.05	$0.03	$0.03	$(0.01)

Fiscal 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Revenues	$8,921	$11,911	$11,410	$9,692
Expenses	6,962	8,271	7,361	7,311
Income before taxes	1,959	3,640	4,049	2,381
Net income	1,266	2,330	2,694	1,543
Comprehensive income	1,725	2,395	2,839	1,361
Earnings per share:
Basic	$0.08	$0.15	$0.17	$0.11
Diluted	$0.08	$0.15	$0.17	$0.11

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the Company’s assessment, management believes that, as of June 30, 2012, the Company’s management has maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, has been audited by BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Its report appears in Item 8.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B. Other Information

In light of Frank Holmes’ ownership of 99.59 percent of the class C voting shares, the Company is eligible to rely on the exemption from certain of the NASDAQ corporate governance listing requirements relating to the independence of the Board of Directors and certain committees that is afforded to controlled companies. Under NASDAQ rules, a controlled company is a company of which more than 50 percent of the voting power for the election of directors is held by an individual, a group or another company.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:
Name	Age	Position
Frank E. Holmes	57

Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served as Trustee of U.S. Global Investors Funds since August 1989 and Trustee of U.S. Global Accolade Funds from April 1993 to October 2008. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006, Director of Meridian Global Dividend Income Fund since April 2011 and Chairman of Endeavour Financial Corp. from October 2005 to November 2008. Mr. Holmes served as Director of 71316 Ontario, Inc. from April 1987 to October 2006, and Director, President, and Secretary of F.E. Holmes Organization, Inc. from July 1978 to July 2009.

Jerold H. Rubinstein	74

Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Board member and Chairman of the Audit Committee of CKE Restaurants since June 2006; Board member and Chairman of the Audit Committee of Stratus Media Group, Inc. since April 2011. Founder and Chief Executive Officer of Music Imaging & Media, Inc. from July 2002 to January 2010. Board member, Chief Executive Officer, and Chairman of the Board for ProElite, Inc. since June 2012.

Roy D. Terracina	65

Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Chairman of the Board of Our Lady of the Lake University since May 2010.

Thomas F. Lydon, Jr.	52

Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Member of the Board of Trustees of Rydex/SGI since June 2005 (Rydex/SGI purchased by Guggenheim Investments as of February 2012).

Susan B. McGee	53

President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	52

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

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), the exception being Frank Holmes who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2012 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held five meetings over the past fiscal year. All incumbent directors attended 75 percent or more of the Board meetings and meetings of the committees on which they served during the last fiscal year. Directors are encouraged to attend the Annual Meeting of Shareholders. All directors attended the 2011 Annual Meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member

Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s internal audit function and independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board. The Audit Committee met six times during the past fiscal year. All incumbent committee members attended 75 percent or more of the committee meeting on which they served during the last fiscal year.

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2012, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”), and an audit of the effectiveness of U.S. Global’s internal control over financial reporting in accordance with the standards of the PCAOB and to issue its reports thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the PCAOB in Rule 3200T, which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal 2012 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2012.

Compensation Committee. The Compensation Committee assists the Board of Directors in carrying out its responsibilities with respect to employee qualified benefit plans and employee programs, executive compensation programs, stock option plans and director compensation programs. The Compensation Committee has broad responsibility for assuring that the Company’s executive officers, including the Company’s Chief Executive Officer, are effectively compensated in terms of salaries, supplemental compensation and benefits that are internally equitable and externally competitive. Additional responsibilities include the review and approval of corporate goals and objectives relevant to the Chief Executive Officer. The Compensation Committee reviews all components of compensation, including salaries, cash incentive plans, long-term incentive plans and various employee benefit matters. The Compensation Committee met two times during the past fiscal year. All incumbent committee members attended 75 percent or more of the committee meetings on which they served during the last fiscal year.

Compensation Committee Interlocks and Insider Participation. During fiscal year 2012, the Compensation Committee consisted of Roy D. Terracina, Thomas F. Lydon, Jr., and Jerold H. Rubinstein. All members of the Compensation Committee were independent directors, and no member was an employee or former employee. During fiscal year 2012, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Compensation Committee.

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

The Company believes generally that its Board as a whole should encompass a range of talent and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. Whenever a vacancy occurs on the Board of Directors, the Board is responsible for identifying one or more candidates to fill that vacancy, investigating each candidate and evaluating their suitability for service on the Board. The following attributes or qualifications will be considered by the Board in evaluating a person’s candidacy:

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

Code of Ethics for Principal Executive and Senior Financial Officers

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company’s principal executive officer and principal financial officer. This code charges these individuals with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports the Company files with the SEC, and compliance with applicable laws, rules, and regulations.

Compliance with Section 16(a) of the 1934 Act

Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10 percent of the Company’s class A common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2012, its officers and directors, and all of the persons known to it to own more than 10 percent of its common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO, and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal 2012. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

We place great significance on our values of performance, teamwork, initiative, responsiveness, focused work ethic, and intellectual curiosity. We believe that adherence to these core values will contribute to the long-term success of the Company and our shareholders.

We compete for talent with a large number of investment management and financial services companies, many of which have significantly larger market capitalization than we do. Our relatively small size within the industry, geographic location, and lean executive management team provide unique challenges.

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

The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal 2012.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal 2012 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Mr. Holmes considers a matrix of factors in reviewing the performance of, and compensation for, the CFO, Catherine Rademacher. Mr. Holmes considers such things as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified S-Ox and audit results and the cost of living in San Antonio. Ms. Rademacher receives a monthly bonus when certain fund performance criteria are met and a monthly bonus when certain other financial metrics are met. Occasionally, Ms. Rademacher receives discretionary bonuses for the completion of special projects.

In reviewing the performance of and compensation for the President and General Counsel Susan McGee, Mr. Holmes considers a matrix of factors including responsibilities, productivity, hours of work, profitability of the Company, timely and accurate regulatory filings, completion of regulatory examinations, and the cost of living in San Antonio. In addition to her base salary, Ms. McGee is paid a monthly bonus based on new assets flowing through institutional accounts in recognition of her leadership and strategic guidance of the institutional sales department. Ms. McGee receives a monthly bonus when certain financial metrics are met. Occasionally Ms. McGee receives discretionary bonuses for special projects such as completion of regulatory exams or managing significant new business relationships.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2012, no stock options were granted. As of June 30, 2012, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2012, an option for 5,000 shares was granted. As of June 30, 2012, 581,300 options had been granted, 257,000 shares had been exercised, 295,300 options had expired, 29,000 options remained outstanding and 114,000 options are available for grant.

2010 Stock Incentive Plan

In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal 2012, stock bonuses totaling $23,913 were awarded to NEOs, some of which were distributed in fiscal 2013.

Assessment of Risk

By design, the Company’s compensation program for all employees, including executive officers, does not incentivize excessive risk-taking. The Company’s base salary component of compensation does not encourage risk-taking because it is a fixed amount. Generally, incentive awards have the following risk-limiting characteristics:

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

Other Compensation and Benefits

Health, Welfare and Retirement Benefits

Health, welfare, and retirement benefits are designed to provide a safety net of protection for employees in the event of illness, disability, or death, and to provide employees an opportunity to accumulate retirement savings.

We offer a range of health and welfare benefits to substantially all employees, including the NEOs. These benefits include medical, dental, vision, prescription drug, short-term disability, long-term disability, group life and accidental death insurance, tuition reimbursement, and a free health club membership.

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $17,000 in calendar year 2012. An additional “catch-up” pretax contribution of up to $5,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the Board to authorize a profit sharing contribution. Profit sharing contributions of $400,000, $300,000, and $300,000 were made in fiscal years 2012, 2011, and 2010, respectively.

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

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3 percent of gross salary. During fiscal years 2012, 2011, and 2010, employees purchased 28,998, 25,781, and 21,556 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the Board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2012 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2012, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($) [1]	All Other Compensation ($)		Total ($)
Frank E. Holmes	2010	421,799	9,600	—	683,803	136,715		1,251,917
Chief Executive Officer	2011	421,799	6,300	—	880,591	150,012		1,458,702
Chief Investment Officer	2012	421,799	6,200	—	257,175	162,336	[2]	847,510

Catherine A. Rademacher	2010	96,000	89,740	6,550	—	28,922		221,212
Chief Financial Officer	2011	98,006	98,416	28,780	—	31,211		256,413
	2012	100,021	62,226	12,374	—	37,496	[3]	212,117

Susan B. McGee	2010	256,895	74,500	6,550	77,901	136,814		552,660
President	2011	256,895	74,898	16,600	120,263	131,311		599,967
General Counsel	2012	258,041	35,891	11,539	44,758	147,083	[4]	497,312

[1]	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.

[2]

Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $55,981 in insurance, (ii) $36,000 in trustee fees, (iii) $31,317 in matched contributions, (iv) $17,243 in profit sharing contributions, (v) $12,239 in memberships, and (vi) $9,556 in miscellaneous items.

[3]

Represents amounts paid by us on behalf of Ms. Rademacher as follows: (i) $13,680 in profit sharing contributions, (ii) $10,158 in matched contributions, (iii) $6,472 in memberships, and (iv) $7,186 in miscellaneous items.

[4]

Represents amounts paid us on behalf of Ms. McGee as follows: (i) $72,527 in insurance, (ii) $20,634 in matched contributions, (iii) $16,461 in memberships, (iv) $17,243 in profit sharing contributions, and (iv) $20,218 in miscellaneous items.

The following table supplements the disclosure in the Summary Compensation Table with respect to stock awards made to the named executive officer in the last fiscal year. Columns were omitted if they were not applicable.

Grants of Plan-Based Awards
Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards (per share)	Grant Date Fair Value of Stock and Option Awards
Frank E. Holmes	—		—	—	—
Catherine A. Rademacher	1/4/2012		1,000	$6.38	$6,380
	7/16/2012	[1]	1,000	$4.11	$4,110
	7/31/2012	[1]	400	$4.71	$1,884
Susan B. McGee	1/4/2012		500	$6.38	$3,190
	7/16/2012	[1]	1,000	$4.11	$4,110
	7/31/2012	[1]	900	$4.71	$4,239

[1]	These shares were granted in fiscal 2013 for services rendered in fiscal 2012.

During fiscal year 2012, there were no exercises of stock options, vesting of restricted stock or options outstanding for any of the named executive officers.

The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the chairman of the Board. Commencing in January 2007, the Company began granting shares of class A common stock to its non-employee directors on a periodic basis. Effective March 2008, the frequency of shares granted changed from 100 shares per quarter to 100 shares per month through February 2010, at which time stock grants were suspended. Beginning in October 2010, the Company resumed granting each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2012, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
Jerold H. Rubinstein	$87,660	$7,980	$95,640
Roy D. Terracina	$27,660	$7,980	$35,640
Thomas F. Lydon, Jr.	$24,000	$7,980	$31,980

[1]	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman.
[2]	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal 2012.

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

Jerold H. Rubinstein

Roy D. Terracina

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 17, 2012, there were 2,073,043 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.59%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 17, 2012, there were 13,404,866 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned		Percent of Class (%)
Royce & Associates, LLC – New York, NY [1]	1,933,041	[1]	14.45%
Financial & Investment Management Group, Ltd. – Traverse City, MI [2]	1,372,629	[2]	10.26%

[1]	Information is from Schedule 13F for the period ending June 30, 2012, filed with the SEC on August 7, 2012.
[2]	Information is from Schedule 13F for the period ending June 30, 2012, filed with the SEC on August 10, 2012.

Security Ownership of Management

The following table sets forth, as of August 17, 2012, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

Beneficial Owner	Class C Common Stock		Class A Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.59%	300,924	2.24%
Catherine A. Rademacher, CFO	—	—	22,913	0.17%
Susan B. McGee, President, General Counsel	—	—	81,684	0.61%
Jerold H. Rubinstein, Director	—	—	5,700	0.04%
Roy D. Terracina, Director	—	—	39,700	0.30%
Thomas F. Lydon, Jr., Director	—	—	5,700	0.04%

All directors and executive officers as a group (six persons)	2,064,560	99.59%	456,621	3.41%

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	—	—	717,000
1997 Non-Qualified Stock Option Plan [2]	29,000	$17.03	114,000
Employee Stock Purchase Plan [3]	N/A	N/A	69,289

Total	29,000		900,289

[1]	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

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

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2012, and 2011, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
	2012	2011
Audit fees [1]	$325,000	$355,416
Audit-related fees [2]	10,000	10,224
Tax fees [3]	53,285	27,735

Total fees	$388,285	$393,375

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

Audit Committee Pre-Approval Policies

The Audit Committee has established pre-approval policies pursuant to which all audit and auditor-provided non-audit engagement fees and terms must be approved. Pre-approval is generally provided and is detailed as to the particular service or category of services. The Audit Committee is also responsible for considering, to the extent applicable, whether the independent auditors’ provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors.

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2012, and 2011 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The Consolidated Financial Statements including:

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2012

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2012

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2012

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarterly report ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817).

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076).

10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.2	Amended and Restated Transfer Agency Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and United Shareholder Services, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.3	Amended and Restated Administrative Services Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.4	Amended and Restated Distribution Plan Pursuant to Rule 12b-1 Plan, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.5	Amended and Restated Distribution Agreement dated March 4, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 107 filed April 30, 2010 (EDGAR Accession No. 0001104659-10-024038).

10.6	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.7	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.8	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.9	Line of Credit Note dated June 3, 2005, between the Company and JP Morgan Chase Bank N.A., incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for fiscal year ended June 30, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.10	2010 Stock Incentive Plan, incorporated by reference, filed on September 26, 2011 (EDGAR Accession No. 0000950123-11-082564).

10.11	Reserved

10.12	Amendment dated February 26, 2009 to Credit Agreement dated June 3, 2005, and Line of Credit Note dated February 26, 2009 by and between the Company and JP Morgan Chase Bank N.A., incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

10.13	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended May 9, 2005, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012469).

10.14	Registration statement for the U.S. Global Investors, Inc. 401(k) Plan, as amended January 1, 2007, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012468).

10.15	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended April 28, 2009, incorporated by reference, filed April 30, 2009 (EDGAR Accession No. 0000950134-09-008950).

10.16	Note Modification Agreement dated February 28, 2012, by and between the Company and JPMorgan Chase Bank, N.A., included herein.

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 23, 2009, incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

14.02	Code of Ethics, adopted June 28, 1989, and amended December 12, 2008, incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

21	List of Subsidiaries of the Company, included herein.

23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GLOBAL INVESTORS, INC.

	By:	/s/ Frank E. Holmes
FRANK E. HOLMES
Date: August 29, 2012	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Frank E. Holmes
FRANK E. HOLMES	Chief Executive Officer Chief Investment Officer Director	August 29, 2012

* /s/ Thomas F. Lydon, Jr.
THOMAS F. LYDON, JR.	Director	August 29, 2012

* /s/ Jerold H. Rubinstein
JEROLD H. RUBINSTEIN	Chairman, Board of Directors	August 29, 2012

* /s/ Roy D. Terracina
ROY D. TERRACINA	Director	August 29, 2012

/s/ Catherine A. Rademacher
CATHERINE A. RADEMACHER	Chief Financial Officer	August 29, 2012

*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		August 29, 2012