Form 10-Q
period 2012-09-30
U S GLOBAL INVESTORS INC
filed 2012-11-07
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 Callaghan Road San Antonio, Texas	78229-1234 (Zip Code)
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

YES [ ]                                NO [X]

On October 19, 2012, there were 13,862,505 shares of Registrant’s class A nonvoting common stock issued and 13,410,949 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,073,043 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 1 OF 25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2012	June 30, 2012
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$19,696,046	$20,612,721
Trading securities, at fair value	5,387,719	5,216,139
Receivables
Mutual funds	1,854,603	1,709,507
Offshore clients	28,908	33,354
Income tax	379,609	407,377
Employees	3,237	900
Other	56,490	8,247
Prepaid expenses	476,597	606,048
Deferred tax asset	149,811	162,569
Total Current Assets	28,033,020	28,756,862

Net Property and Equipment	3,290,629	3,359,376

Other Assets
Deferred tax asset, long term	773,132	815,245
Investment securities available-for-sale, at fair value	9,011,000	8,824,311
Total Other Assets	9,784,132	9,639,556
Total Assets	$41,107,781	$41,755,794

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 2 OF 25

Liabilities and Shareholders’ Equity	September 30, 2012	June 30, 2012
	(UNAUDITED)
Current Liabilities
Accounts payable	$47,743	$67,560
Accrued compensation and related costs	877,613	1,040,262
Dividends payable	929,215	927,820
Other accrued expenses	1,215,700	1,010,506

Total Current Liabilities	3,070,271	3,046,148

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,862,505 shares at September 30, 2012, and June 30, 2012	346,563	346,563
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,073,043 shares at September 30, 2012, and June 30, 2012	51,826	51,826
Additional paid-in-capital	15,605,533	15,547,907
Treasury stock, class A shares at cost; 451,556 and 472,685 shares at September 30, 2012, and June 30, 2012, respectively	(1,057,262)	(1,106,733)
Accumulated other comprehensive income, net of tax	568,068	466,268
Retained earnings	22,522,782	23,403,815

Total Shareholders’ Equity	38,037,510	38,709,646

Total Liabilities and Shareholders’ Equity	$41,107,781	$41,755,794

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 3 OF 25

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2012	2011
Revenues
Mutual fund advisory fees	$2,916,863	$5,461,167
Distribution fees	771,562	1,273,784
Transfer agent fees	734,556	1,091,665
Administrative services fees	254,224	411,906
Other advisory fees	90,562	94,697
Other	9,148	10,564
Investment income (loss)	200,651	(551,875)

	4,977,566	7,791,908

Expenses
Employee compensation and benefits	2,388,987	2,883,330
General and administrative	1,539,267	1,820,910
Platform fees	715,406	1,282,125
Advertising	160,623	556,999
Depreciation	68,747	71,458
Subadvisory fees	15,000	15,000

	4,888,030	6,629,822

Income Before Income Taxes	89,536	1,162,086
Provision for Federal Income Taxes
Tax expense	40,736	412,568

Net Income	48,800	749,518
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	101,800	(440,074)

Comprehensive Income	$150,600	$309,444

Basic Net Income per Share	$0.00	$0.05

Diluted Net Income per Share	$0.00	$0.05

Basic weighted average number of common shares outstanding	15,475,887	15,425,705
Diluted weighted average number of common shares outstanding	15,475,887	15,426,221

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 4 OF 25

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$48,800	$749,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,747	71,458
Net recognized loss on securities	-	2,675
Provision for deferred taxes	2,428	(285,600)
Stock bonuses	53,189	150,213
Stock-based compensation expense	7,710	9,660
Changes in operating assets and liabilities:
Accounts receivable	(163,462)	660,299
Prepaid expenses	129,451	214,475
Trading securities	(171,580)	591,561
Accounts payable and accrued expenses	22,728	(365,063)

Total adjustments	(50,789)	1,049,678

Net cash provided by (used in) operating activities	(1,989)	1,799,196

Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(32,446)	(2,332)

Net cash used in investing activities	(32,446)	(2,332)

Cash Flows from Financing Activities:
Issuance of common stock	46,198	44,695
Dividends paid	(928,438)	(925,366)

Net cash used in financing activities	(882,240)	(880,671)

Net (decrease) increase in cash and cash equivalents	(916,675)	916,193
Beginning cash and cash equivalents	20,612,721	27,207,896

Ending cash and cash equivalents	$19,696,046	$28,124,089

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 5 OF 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2012.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited, U.S. Global Brokerage, Inc., and U.S. Global Investors (Bermuda) Limited.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2012, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter, except for the changes that relate to the presentation of reclassification adjustments. Early adoption is permitted, but full retrospective application is required. As the Company reports comprehensive income within its consolidated statement of operations, the adoption of this guidance did not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.

NOTE 2. DIVIDEND

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.02 per share is authorized through December 2012 and will be reviewed by the board quarterly.

NOTE 3. INVESTMENTS

As of September 30, 2012, the Company held investments with a market value of approximately $14.4 million and a cost basis of approximately $14.1 million. The market value of these investments is approximately 35.0 percent of the Company’s total assets.

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

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 6 OF 25

The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2012, and June 30, 2012.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax

Trading¹	$5,387,719	$5,960,634	$(572,915)	N/A
Available-for-sale²	9,011,000	8,150,290	860,710	$568,068
Total at September 30, 2012	$14,398,719	$14,110,924	$287,795

Trading¹	$5,216,139	$5,960,634	$(744,495)	N/A
Available-for-sale²	8,824,311	8,117,844	706,467	$466,268
Total at June 30, 2012	$14,040,450	$14,078,478	$(38,028)

¹Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

²Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 7 OF 25

The following details the components of the Company’s available-for-sale investments as of September 30, 2012, and June 30, 2012.

	September 30, 2012 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$952	$375	$(55)	$1,272
Venture capital investments	168	-	-	168
Offshore fund	5,000	-	(134)	4,866
Mutual funds	2,030	677	(2)	2,705
Total available-for-sale securities	$8,150	$1,052	$(191)	$9,011

	June 30, 2012 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$920	$360	$(52)	$1,228
Venture capital investments	168	-	-	168
Offshore fund	5,000	-	(189)	4,811
Mutual funds	2,030	591	(4)	2,617
Total available-for-sale securities	$8,118	$951	$(245)	$8,824

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$55	$(3)	$77	$(52)	$132	$(55)
Offshore fund	4,866	(134)	-	-	4,866	(134)
Mutual funds	-	-	8	(2)	8	(2)
Total available-for-sale securities	$4,921	$(137)	$85	$(54)	$5,006	$(191)

	June 30, 2012 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$135	$(52)	$-	$-	$135	$(52)
Offshore fund	4,811	(189)	-	-	4,811	(189)
Mutual funds	16	(4)	-	-	16	(4)
Total available-for-sale securities	$4,962	$(245)	$-	$-	$4,962	$(245)

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 8 OF 25

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended September 30, 2012, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Three Months Ended September 30,
	2012	2011
Realized losses on sales of trading securities	$-	$(2,638)
Unrealized gains (losses) on trading securities	171,581	(591,562)
Realized foreign currency losses	(25)	(36)
Other-than-temporary declines in available-for-sale securities	-	(37)
Dividend and interest income	29,095	42,398

Total Investment Income	$200,651	$(551,875)

NOTE 4. FAIR VALUE DISCLOSURES

Accounting Standards Codification (ASC) 820, Fair Value Measurement and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.

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

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 9 OF 25

The following table presents fair value measurements, as of September 30, 2012, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	September 30, 2012
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$227	$34	$-	$261
Mutual funds	4,041	-	-	4,041
Offshore fund	-	1,086	-	1,086

Total trading securities	4,268	1,120	-	5,388

Available-for-sale securities
Common stock	1,272	-	-	1,272
Venture capital investments	-	-	168	168
Mutual funds	2,705	-	-	2,705
Offshore fund	-	4,866	-	4,866

Total available-for-sale securities	3,977	4,866	168	9,011

Total Investments	$8,245	$5,986	$168	$14,399

Approximately 57 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 42 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining one percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the three months ended September 30, 2012.

In Level 2, the Company has an investment in an offshore fund with a fair value of $1,086,100 that invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

The Company also has a Level 2 investment in an offshore fund with a fair value of $4,866,000 that invests in dividend-paying equity and debt securities of companies located around the world. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In Level 3, the Company held investments in three securities with a value of zero and one venture capital investment that was measured at fair value using significant unobservable inputs at September 30, 2012.

The Level 3 venture capital investment has a fair value of approximately $168,464 and primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of September 30, 2012, the Company has an unfunded commitment of $62,500 related to this investment.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 10 OF 25

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Three Months Ended September 30, 2012 (in thousands)
Venture Capital Investments
Beginning Balance	$168
Return of capital	-
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-

Ending Balance	$168

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

The advisory agreement for the nine equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended September 30, 2012, the Company adjusted its base advisory fees downwards by $346,914. For the corresponding period in the prior fiscal year, base advisory fees were increased by $265,133.

The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three months ended September 30, 2012, were $850,042 compared with $803,229 for the corresponding period in the prior fiscal year.

The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). For the three months ended September 30, 2012, total fees waived and/or expenses reimbursed as a result of this agreement were $300,635. For the corresponding period in fiscal year 2012, the total fees waived and/or expenses reimbursed were $405,150.

The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $1,047,980 of these waivers is recoverable by the Company through December 31, 2012; $1,562,956 through December 31, 2013; $1,604,076 through December 31, 2014; and $958,858 through December 31, 2015. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers and/or reimbursements due to the number of variables and the range of potential outcomes.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 11 OF 25

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $90,562 for the three months ended September 30, 2012, and $94,697 for the corresponding period in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

NOTE 6. BORROWINGS

As of September 30, 2012, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of September 30, 2012, this credit facility remained unutilized by the Company.

NOTE 7. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2012, was $7,710, compared to $9,660 in the corresponding period in fiscal 2012. As of September 30, 2012, and 2011, respectively, there was approximately $9,557 and $41,083 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. The following table summarizes information about the Company’s stock option plans for the three months ended September 30, 2012.

	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	29,000	$17.03
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding, end of period	29,000	$17.03

Options exercisable, end of period	25,000	$18.71

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 12 OF 25

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
	2012	2011
Net income	$48,800	$749,518

Weighted average number of outstanding shares
Basic	15,475,887	15,425,705

Effect of dilutive securities
Employee stock options	-	516

Diluted	15,475,887	15,426,221

Earnings per share
Basic	$0.00	$0.05
Diluted	$0.00	$0.05

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2012, 29,000 options were excluded from diluted EPS, and 25,300 were excluded in the corresponding period in fiscal 2012.

The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the three months ended September 30, 2012. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities as well as temporary differences in the deductibility of accrued liabilities. The long-term deferred tax asset is composed primarily of unrealized losses and other-than-temporary impairments on available-for-sale securities and the difference in tax treatment of stock options.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at September 30, 2012, or June 30, 2012.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 13 OF 25

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Three months ended September 30, 2012
Net revenues	$4,777,461	$200,105	$4,977,566

Net income (loss) before income taxes	(109,528)	199,064	89,536

Depreciation	68,747	-	68,747

Capital expenditures	-	-	-

Gross identifiable assets at September 30, 2012	25,766,062	14,418,776	40,184,838
Deferred tax asset			922,943

Consolidated total assets at September 30, 2012			$41,107,781

Three months ended September 30, 2011
Net revenues	$8,358,229	$(566,321)	$7,791,908

Net income (loss) before income taxes	1,729,416	(567,330)	1,162,086

Depreciation	71,458	-	71,458

Capital expenditures	-	-	-

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

The Board has authorized a monthly dividend of $0.02 per share through December 2012, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from October to December 2012 will be approximately $929,215.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 14 OF 25

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

Investment Management Services

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

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and quarterly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $90,562 for the three months ended September 30, 2012, and $94,697 for the corresponding period in fiscal 2012. Frank Holmes, CEO, serves as a director of the offshore clients.

At September 30, 2012, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $1.766 billion versus $2.050 billion at September 30, 2011, a decrease of 13.8 percent. During the three months ended September 30, 2012, average assets under management were $1.664 billion versus $2.453 billion during the three months ended September 30, 2011. Total assets under management as of period-end at September 30, 2012, were $1.766 billion versus $1.624 billion at June 30, 2012, the Company’s prior fiscal year end.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 15 OF 25

The following tables summarize the changes in assets under management for the SEC-registered funds for the three months ended September 30, 2012, and 2011:

	Changes in Assets Under Management
	Three Months Ended September 30,
	2012
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market appreciation/(depreciation)	190,008	840	190,848
Dividends and distributions	-	(395)	(395)
Net shareholder purchases/(redemptions)	(42,478)	(8,772)	(51,250)

Ending Balance	$1,436,690	$294,443	$1,731,133

Average investment management fee	0.97%	0.00%	0.79%
Average net assets	$1,328,897	$301,727	$1,630,624

	Changes in Assets Under Management
	Three Months Ended September 30,
	2011
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$2,225,729	$336,793	$2,562,522
Market appreciation/(depreciation)	(416,835)	991	(415,844)
Dividends and distributions	-	(365)	(365)
Net shareholder purchases/(redemptions)	(125,847)	(2,697)	(128,544)

Ending Balance	$1,683,047	$334,722	$2,017,769

Average investment management fee	0.99%	0.00%	0.85%
Average net assets	$2,079,705	$335,278	$2,414,983

As shown above, period-end assets under management were lower at September 30, 2012, compared to September 30, 2011. Also, average net assets for the current quarter were lower than the same quarter in the previous fiscal year. Net shareholder redemptions adversely affected both the current quarter and the same quarter in the previous year. The money market funds in both periods decreased as shareholders sought alternatives to low yields. The shareholder redemptions in the current quarter, however, were offset by market appreciation, resulting in an overall increase in net assets at September 30, 2012, compared to June 30, 2012.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 85 basis points in the first quarter of fiscal 2012 and 79 basis points in the same period in fiscal 2013. The average investment management fee for the fixed income funds was nil for the periods. This is due to voluntary fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 16 OF 25

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

As of September 30, 2012, the Company held investments with a market value of approximately $14.4 million and a cost basis of approximately $14.1 million. The market value of these investments is approximately 35.0 percent of the Company’s total assets. See Note 3 (Investments) and Note 4 (Fair Value Disclosures) for additional detail regarding investment activities.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 17 OF 25

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The Company posted net income of $48,800 ($0.00 per share) for the three months ended September 30, 2012, compared with net income of $749,518 ($0.05 per share) for the three months ended September 30, 2011, a decrease of $700,718, or 93.5 percent.

Revenues

Total consolidated revenues for the three months ended September 30, 2012, decreased $2,814,342, or 36.1 percent, compared with the three months ended September 30, 2011. This decrease was primarily attributable to the following:

•

Mutual fund advisory fees decreased by $2,544,304, or 46.6 percent, as a result of lower assets under management. Of that amount, $1,932,257 was attributable to a decrease in mutual fund management fees and $612,047 was attributable to a swing in performance fees. The performance fee adjustments were driven by net payments to the funds in the current period versus net receipts from the funds in the comparable period. Performance fees are paid or received when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Distribution fee revenue decreased by $502,222, or 39.4 percent, as a result of lower average net assets under management upon which these fees are based.
•	Transfer agent fee revenue decreased by $357,109, or 32.7 percent, as a result of a decline in the number of shareholder accounts and the number of shareholder transactions.
•	Administrative services fee revenue decreased by $157,682, or 38.3%, as a result of lower average net assets under management upon which these fees are based.
•

Offsetting the items above, investment income increased $752,526, or 136.4 percent, primarily due to unrealized gains on trading securities for the three months ended September 30, 2012, compared to unrealized losses on trading securities for the three months ended September 30, 2011.

Expenses

Total consolidated expenses for the three months ended September 30, 2012, decreased $1,741,792, or 26.3 percent, compared with the three months ended September 30, 2011. This was largely attributable to the following:

•	Platform fees decreased $566,719, or 44.2 percent, primarily due to lower assets held through broker-dealer platforms.
•	Employee compensation and benefits decreased by $494,343, or 17.1 percent, primarily as a result of lower performance-based bonuses and fewer employees.
•	Advertising decreased by $396,376, or 71.2 percent, as a result of a scaled back advertising campaign.
•	General and administrative expense decreased by $281,643, or 15.5 percent, primarily due to lower travel and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had net working capital (current assets minus current liabilities) of approximately $25.0 million and a current ratio (current assets divided by current liabilities) of 9.1 to 1. With approximately $19.7 million in cash and cash equivalents and approximately $14.4 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity is approximately $38.0 million, with cash, cash equivalents, and marketable securities comprising 82.9 percent of total assets.

As of September 30, 2012, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of September 30, 2012, this credit facility remained unutilized by the Company.

Management believes current cash reserves, financing available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 18 OF 25

The investment advisory and related contracts between the Company and USGIF were renewed effective October 1, 2012. The Company provides advisory services to three offshore clients for which the Company receives a monthly advisory fee and a quarterly performance fee, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2012. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has adopted certain recently issued financial accounting pronouncements.

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

The table below summarizes the Company’s equity price risks as of September 30, 2012, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at September 30, 2012	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$5,387,719	25% increase	$6,734,649	$888,974
		25% decrease	$4,040,789	($888,974)
Available-for-sale ²	$9,011,000	25% increase	$11,263,750	$1,486,815
		25% decrease	$6,758,250	($1,486,815)

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

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 19 OF 25

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 20 OF 25

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2012. There has been no material changes since fiscal year end to the risk factors listed therein.

ITEM 6.	EXHIBITS

1. Exhibits –

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 21 OF 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: November 6, 2012	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: November 6, 2012	BY: /s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer