Form 10-Q
period 2012-12-31
U S GLOBAL INVESTORS INC
filed 2013-02-07
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2012

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 Callaghan Road San Antonio, Texas	78229-1234 (Zip Code)
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

YES [ ]                                NO [X]

On January 18, 2013, there were 13,863,089 shares of Registrant’s class A nonvoting common stock issued and 13,420,818 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,072,459 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 1 OF 28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2012	June 30, 2012
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$18,938,771	$20,612,721
Trading securities, at fair value	5,062,232	5,216,139
Receivables
Mutual funds	1,877,706	1,709,507
Offshore clients	25,000	33,354
Income tax	418,965	407,377
Employees	4,211	900
Other	61,935	8,247
Prepaid expenses	765,526	606,048
Deferred tax asset	-	162,569
Total Current Assets	27,154,346	28,756,862

Net Property and Equipment	3,260,958	3,359,376

Other Assets
Deferred tax asset, long term	862,771	815,245
Investment securities available-for-sale, at fair value	8,537,489	8,824,311
Total Other Assets	9,400,260	9,639,556
Total Assets	$39,815,564	$41,755,794

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 2 OF 28

Liabilities and Shareholders’ Equity	December 31, 2012	June 30, 2012
	(UNAUDITED)
Current Liabilities
Accounts payable	$111,530	$67,560
Accrued compensation and related costs	949,157	1,040,262
Deferred tax liability	6,820	-
Dividends payable	232,456	927,820
Other accrued expenses	998,087	1,010,506

Total Current Liabilities	2,298,050	3,046,148

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,863,089 and 13,862,505 shares at December 31, 2012, and June 30, 2012, respectively	346,578	346,563
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,072,459 and 2,073,043 shares at December 31, 2012, and June 30, 2012, respectively	51,811	51,826
Additional paid-in-capital	15,633,851	15,547,907
Treasury stock, class A shares at cost; 440,771 and 472,685 shares at December 31, 2012, and June 30, 2012, respectively	(1,032,011)	(1,106,733)
Accumulated other comprehensive income, net of tax	370,802	466,268
Retained earnings	22,146,483	23,403,815

Total Shareholders’ Equity	37,517,514	38,709,646

Total Liabilities and Shareholders’ Equity	$39,815,564	$41,755,794

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 3 OF 28

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011
Revenues
Mutual fund advisory fees	$6,412,472	$8,801,575	$3,495,609	$3,340,408
Distribution fees	1,552,068	2,301,771	780,506	1,027,987
Transfer agent fees	1,440,211	2,031,849	705,655	940,184
Administrative services fees	511,141	746,050	256,917	334,144
Other advisory fees	169,574	177,098	79,012	82,401
Other	21,663	21,712	12,515	11,148
Investment income (loss)	361,638	(408,607)	160,987	143,268

	10,468,767	13,671,448	5,491,201	5,879,540

Expenses
Employee compensation and benefits	4,954,734	5,412,771	2,565,747	2,529,441
General and administrative	3,072,257	2,979,863	1,532,990	1,158,953
Platform fees	1,448,332	2,280,859	732,926	998,734
Advertising	431,088	1,000,922	270,465	443,923
Depreciation	137,577	142,158	68,830	70,700
Subadvisory fees	30,000	30,000	15,000	15,000

	10,073,988	11,846,573	5,185,958	5,216,751

Income Before Income Taxes	394,779	1,824,875	305,243	662,789
Provision for Federal Income Taxes
Tax expense	179,994	665,975	139,258	253,407

Net Income	214,785	1,158,900	165,985	409,382
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	47,886	(412,977)	(53,914)	27,097
Less: reclassification adjustment for gains/losses included in net income	(143,352)	-	(143,352)	-

Comprehensive Income	$119,319	$745,923	$(31,281)	$436,479

Basic Net Income per Share	$0.01	$0.08	$0.01	$0.03

Diluted Net Income per Share	$0.01	$0.08	$0.01	$0.03

Basic weighted average number of common shares outstanding	15,481,547	15,430,851	15,487,207	15,435,997
Diluted weighted average number of common shares outstanding	15,481,547	15,431,179	15,487,207	15,436,119

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 4 OF 28

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$214,785	$1,158,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137,577	142,158
Net recognized loss on securities	69,264	2,675
Provision for deferred taxes	171,043	(302,407)
Stock bonuses	57,700	172,223
Stock-based compensation expense	8,320	17,542
Changes in operating assets and liabilities:
Accounts receivable	(228,432)	458,847
Prepaid expenses	(159,478)	378,888
Trading securities	(90,720)	479,052
Accounts payable and accrued expenses	(59,554)	(796,191)

Total adjustments	(94,280)	552,787

Net cash provided by operating activities	120,505	1,711,687

Cash Flows from Investing Activities:
Purchase of property and equipment	(39,159)	(12,990)
Purchase of available-for-sale securities	(343,967)	(2,332)
Proceeds on sale of available-for-sale securities	661,506	-
Return of capital on investment	-	4,470

Net cash provided by (used in) investing activities	278,380	(10,852)

Cash Flows from Financing Activities:
Issuance of common stock	94,646	92,861
Dividends paid	(2,167,481)	(1,851,517)

Net cash used in financing activities	(2,072,835)	(1,758,656)

Net decrease in cash and cash equivalents	(1,673,950)	(57,821)
Beginning cash and cash equivalents	20,612,721	27,207,896

Ending cash and cash equivalents	$18,938,771	$27,150,075

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$990,000

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 5 OF 28

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2012, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies for fiscal years beginning after December 15, 2011, and interim and annual periods thereafter, except for the changes that relate to the presentation of reclassification adjustments. Early adoption is permitted, but full retrospective application is required. As the Company reports comprehensive income within its consolidated statement of operations, the adoption of this guidance did not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.

NOTE 2. DIVIDEND

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. In addition to its regular monthly dividend, the Company made a one-time special dividend of $0.02 per share in December 2012. Beginning in January 2013, the Company lowered its monthly dividend from $0.02 to $0.005. A monthly dividend of $0.005 per share is authorized through March 2013 and will be reviewed by the board quarterly.

NOTE 3. INVESTMENTS

As of December 31, 2012, the Company held investments with a market value of approximately $13.6 million and a cost basis of approximately $13.4 million. The market value of these investments is approximately 34.2 percent of the Company’s total assets.

Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 6 OF 28

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

The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2012, and June 30, 2012.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax

Trading¹	$5,062,232	$5,457,989	$(395,757)	N/A
Available-for-sale²	8,537,489	7,975,668	561,821	$370,802
Total at December 31, 2012	$13,599,721	$13,433,657	$166,064

Trading¹	$5,216,139	$5,960,634	$(744,495)	N/A
Available-for-sale²	8,824,311	8,117,844	706,467	$466,268
Total at June 30, 2012	$14,040,450	$14,078,478	$(38,028)

¹Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

²Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 7 OF 28

The following details the components of the Company’s available-for-sale investments as of December 31, 2012, and June 30, 2012.

	December 31, 2012 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$781	$195	$(23)	$953
Venture capital investments	168	-	-	168
Offshore fund	5,000	-	(186)	4,814
Mutual funds	2,027	576	-	2,603
Total available-for-sale securities	$7,976	$771	$(209)	$8,538

	June 30, 2012 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$920	$360	$(52)	$1,228
Venture capital investments	168	-	-	168
Offshore fund	5,000	-	(189)	4,811
Mutual funds	2,030	591	(4)	2,617

Total available-for-sale securities	$8,118	$951	$(245)	$8,824

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2012 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$126	$(9)	$28	$(14)	$154	$(23)
Offshore fund	4,814	(186)	-	-	4,814	(186)

Total available-for-sale securities	$4,940	$(195)	$28	$(14)	$4,968	$(209)

	June 30, 2012 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$135	$(52)	$-	$-	$135	$(52)
Offshore fund	4,811	(189)	-	-	4,811	(189)
Mutual funds	16	(4)	-	-	16	(4)

Total available-for-sale securities	$4,962	$(245)	$-	$-	$4,962	$(245)

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 8 OF 28

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three and six months ended December 31, 2012, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Six Months Ended December 31,
	2012	2011
Realized gains on sales of available-for-sale securities	$217,200	$-
Realized losses on sales of trading securities	(244,627)	(2,638)
Unrealized gains (losses) on trading securities	348,739	(479,052)
Realized foreign currency losses	(2,751)	(393)
Other-than-temporary declines in available-for-sale securities	(41,837)	(37)
Dividend and interest income	84,914	73,513

Total Investment Income	$361,638	$(408,607)

Investment Income	Three Months Ended December 31,
	2012	2011
Realized gains on sales of available-for-sale securities	$217,200	$-
Realized losses on sales of trading securities	(244,627)	-
Unrealized gains on trading securities	177,158	112,510
Realized foreign currency losses	(2,726)	(357)
Other-than-temporary declines in available-for-sale securities	(41,837)	-
Dividend and interest income	55,819	31,115

Total Investment Income	$160,987	$143,268

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

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 9 OF 28

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

The following table presents fair value measurements, as of December 31, 2012, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	December 31, 2012
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$38	$-	$-	$38
Mutual funds	4,037	-	-	4,037
Offshore fund	-	987	-	987

Total trading securities	4,075	987	-	5,062

Available-for-sale securities
Common stock	953	-	-	953
Venture capital investments	-	-	168	168
Mutual funds	2,603	-	-	2,603
Offshore fund	-	4,814	-	4,814

Total available-for-sale securities	3,556	4,814	168	8,538

Total Investments	$7,631	$5,801	$168	$13,600

Approximately 56 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 43 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining one percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the six months ended December 31, 2012.

In Level 2, the Company has an investment in an offshore fund with a fair value of $986,542 that invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 10 OF 28

The Company also has a Level 2 investment in an offshore fund with a fair value of $4,813,785 that invests in dividend-paying equity and debt securities of companies located around the world. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

The Company has a venture capital investment that was measured at fair value using significant unobservable inputs (Level 3) at December 31, 2012, with a fair value of $168,464 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of December 31, 2012, the Company has an unfunded commitment of $62,500 related to this investment.

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Six Months Ended December 31, 2012 (in thousands)
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

The advisory agreement for the nine equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and six months ended December 31, 2012, the Company adjusted its base advisory fees upward by $181,850 and downward by $165,064, respectively. For the corresponding periods in fiscal 2012, base advisory fees were decreased by $914,987 and $649,854.

The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three and six months ended December 31, 2012, were $854,558 and $1,704,599 compared with $795,925 and $1,599,154, respectively, for the corresponding periods in fiscal 2012.

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

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 11 OF 28

the three and six months ended December 31, 2012, total fees waived and/or expenses reimbursed as a result of this agreement were $286,600 and $587,235. For the corresponding periods in fiscal year 2012, the total fees waived and/or expenses reimbursed were $395,762 and $800,912.

The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $1,562,956 of these waivers is recoverable by the Company through December 31, 2013, $1,604,076 through December 31, 2014, and $1,245,458 through December 31, 2015. Management believes that these potential recoveries will be realized only in a rising interest rate environment and that these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers and/or reimbursements due to the number of variables and the range of potential outcomes.

The Company provides advisory services for three offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients totaling $79,012 and $169,574 for the three and six months ended December 31, 2012. The Company recorded advisory and performance fees totaling $82,401 and $177,098 for the corresponding periods in fiscal 2012. The performance fees for these clients are calculated and recorded in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations and investment income.

Substantially all of the cash and cash equivalents included in the balance sheet at December 31, 2012, and June 30, 2012, is invested in USGIF money market funds.

NOTE 6. BORROWINGS

As of December 31, 2012, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2012, this credit facility remained unutilized by the Company.

NOTE 7. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004) Share-Based Payment). Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three and six months ended December 31, 2012, was $610 and $8,320, compared to $7,882 and $17,542 in the corresponding periods in fiscal 2012. As of December 31, 2012, and 2011, respectively, there was approximately $8,947 and $33,201 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. The following table summarizes information about the Company’s stock option plans for the six months ended December 31, 2012.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 12 OF 28

	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	29,000	$17.03
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding, end of period	29,000	$17.03

Options exercisable, end of period	25,000	$18.71

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,
	2012	2011
Net income	$214,785	$1,158,900

Weighted average number of outstanding shares
Basic	15,481,547	15,430,851

Effect of dilutive securities
Employee stock options	-	328

Diluted	15,481,547	15,431,179

Earnings per share
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

	Three Months Ended December 31,
	2012	2011
Net income	$165,985	$409,382

Weighted average number of outstanding shares
Basic	15,487,207	15,435,997

Effect of dilutive securities
Employee stock options	-	122

Diluted	15,487,207	15,436,119

Earnings per share
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2012, 29,000 options were excluded from diluted EPS, and 24,300 were excluded in the corresponding periods in fiscal 2012.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 13 OF 28

The Company may repurchase stock from employees. The Company made no repurchases of shares of its class A, class B, or class C common stock during the six months ended December 31, 2012. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities as well as temporary differences in the deductibility of accrued liabilities. The long-term deferred tax asset is composed primarily of unrealized losses on available-for-sale securities, other-than-temporary impairments of available-for-sale securities, and the difference in tax treatment of stock options.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at December 31, 2012, or June 30, 2012.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 14 OF 28

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Six months ended December 31, 2012
Net revenues	$10,137,489	$331,278	$10,468,767

Net income before income taxes	69,556	325,223	394,779

Depreciation	137,577	-	137,577

Capital expenditures	39,159	-	39,159

Gross identifiable assets at December 31, 2012	25,333,029	13,619,764	38,952,793
Deferred tax asset			862,771

Consolidated total assets at December 31, 2012			$39,815,564

Six months ended December 31, 2011
Net revenues	$14,097,181	$(425,733)	$13,671,448

Net income before income taxes	2,254,587	(429,712)	1,824,875

Depreciation	142,158	-	142,158

Capital expenditures	12,990	-	12,990

Three months ended December 31, 2012
Net revenues	$5,360,028	$131,173	$5,491,201

Net income before income taxes	179,084	126,159	305,243

Depreciation	68,830	-	68,830

Capital expenditures	39,159	-	39,159

Three months ended December 31, 2011
Net revenues	$5,738,952	$140,588	$5,879,540

Net income before income taxes	525,171	137,618	662,789

Depreciation	70,700	-	70,700

Capital expenditures	12,990	-	12,990

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 15 OF 28

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

Beginning in January 2013, the Company lowered its monthly dividend from $0.02 to $0.005. The Board has authorized a monthly dividend of $0.005 per share through March 2013, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from January to March 2013 will be approximately $232,456.

In December 2012, the board of directors approved a repurchase of up to $2.75 million of its outstanding common stock on the open market over the next twelve months. The repurchase program may be suspended or discontinued at any time.

NOTE 12. SUBSEQUENT EVENTS

The Company has entered into an agreement whereby U.S. Global will purchase common shares of Galileo Global Equity Advisor Inc. (“Galileo”) representing 50% of the issued and outstanding shares of Galileo. The transaction is subject to the approval of securities regulatory authorities and to the satisfaction of other closing conditions. It is anticipated that the transaction will close on or before March 31, 2013.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 16 OF 28

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

The Company provides advisory services for three offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients totaling $79,012 and $169,574 for the three and six months ended December 31, 2012. The Company recorded advisory and performance fees totaling $82,401 and $177,098 for the corresponding periods in fiscal 2012. The performance fees for these clients are calculated and recorded in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

At December 31, 2012, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $1.610 billion versus $1.890 billion at December 31, 2011. During the six months ended December 31, 2012, average assets under management were $1.671 billion versus $2.264 billion during the six months ended December 31, 2011. Total assets under management as of period-end at December 31, 2012, were $1.610 billion versus $1.624 billion at June 30, 2012, the Company’s prior fiscal year end.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 17 OF 28

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and six months ended December 31, 2012, and 2011:

	Changes in Assets Under Management
	Three Months Ended December 31,
	2012
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,436,690	$294,443	$1,731,133
Market appreciation/(depreciation)	(71,492)	185	(71,307)
Dividends and distributions	(14,981)	(437)	(15,418)
Net shareholder purchases/(redemptions)	(58,922)	(5,926)	(64,848)

Ending Balance	$1,291,295	$288,265	$1,579,560

Average investment management fee	0.97%	0.00%	0.80%
Average net assets	$1,352,879	$294,107	$1,646,986

	Changes in Assets Under Management
	Three Months Ended December 31,
	2011
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,683,048	$334,721	$2,017,769
Market appreciation/(depreciation)	32,616	647	33,263
Dividends and distributions	(117,743)	(363)	(118,106)
Net shareholder purchases/(redemptions)	(57,789)	(16,107)	(73,896)

Ending Balance	$1,540,132	$318,898	$1,859,030

Average investment management fee	0.98%	0.00%	0.83%
Average net assets	$1,714,045	$328,604	$2,042,649

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 18 OF 28

	Changes in Assets Under Management
	Six Months Ended December 31,
	2012
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market appreciation/(depreciation)	118,514	1,025	119,539
Dividends and distributions	(14,981)	(832)	(15,813)
Net shareholder purchases/(redemptions)	(101,398)	(14,698)	(116,096)

Ending Balance	$1,291,295	$288,265	$1,579,560

Average investment management fee	0.97%	0.00%	0.80%
Average net assets	$1,340,888	$297,917	$1,638,805

	Changes in Assets Under Management
	Six Months Ended December 31,
	2011
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$2,225,730	$336,793	$2,562,523
Market appreciation/(depreciation)	(384,222)	1,638	(382,584)
Dividends and distributions	(117,743)	(729)	(118,472)
Net shareholder purchases/(redemptions)	(183,633)	(18,804)	(202,437)

Ending Balance	$1,540,132	$318,898	$1,859,030

Average investment management fee	0.99%	0.00%	0.84%
Average net assets	$1,896,875	$331,941	$2,228,816

As shown above, both average and period-end assets under management for the three and six months ended December 31, 2012, decreased compared to the same time periods for fiscal year 2012. The decrease in assets under management during the three months ended December 31, 2012, was driven by market depreciation and shareholder redemptions in the equity funds, primarily in the natural resources category. The decrease in assets under management during the six months ended December 31, 2012, was driven by shareholder redemptions primarily in the money market funds. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions).

Stock market performance was marked by wide swings in 2011 and 2012. Equities linked to gold and broader natural resources, where most of the assets managed by the Company are invested, were also volatile. The global financial crisis and subsequent volatility in markets, combined with fund performance, were significant factors in the shareholder activity shown in all periods.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 80 basis points in the three and six months ending December 31, 2012, respectively, compared to 83 and 84 basis points for the same time periods in fiscal 2012. The average investment management fee for the equity funds decreased to 97 basis points for the three and six months ending December 31, 2012, respectively, compared to 98 and 99 basis points for the same time periods in fiscal year 2012. The decrease in the investment management fee rate is due to larger decreases in average assets in the equity funds, which have higher fee rates. The average investment management fee for the fixed income funds is nil for the periods. This is due to voluntary fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 19 OF 28

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

As of December 31, 2012, the Company held investments with a market value of approximately $13.6 million and a cost basis of approximately $13.4 million. The market value of these investments is approximately 34.2 percent of the Company’s total assets. See Note 3 (Investments) and Note 4 (Fair Value Disclosures) for additional detail regarding investment activities.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 20 OF 28

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

The Company posted net income of $165,985 ($0.01 per share) for the three months ended December 31, 2012, compared with net income of $409,382 ($0.03 per share) for the three months ended December 31, 2011, a decrease of $243,397, or 59.5 percent.

Revenues

Total consolidated revenues for the three months ended December 31, 2012, decreased $388,339, or 6.6 percent, compared with the three months ended December 31, 2011. This decrease was primarily attributable to the following:

•

Mutual fund advisory fees increased by $155,201, or 4.6 percent. Of that increase, $1,096,837 was attributable to a swing in performance fee adjustments driven by net receipts from the funds in the current quarter versus net payments in the same quarter of the prior year. Performance fees are paid or received when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. See Note 5 for additional information regarding performance fees. Substantially offsetting the increase in performance fees was a $941,636 decrease in mutual fund management fees, primarily due to shareholder redemptions in the natural resources and emerging markets funds.

•	Distribution fee revenue decreased by $247,481, or 24.1 percent, as a result of decreased assets under management.
•	Transfer agent fees decreased by $234,529, or 24.9 percent, as a result of a decline in the number of shareholder accounts and the number of transactions.
•	Administrative services fees revenue decreased by $77,227, or 23.1 percent, as a result of decreased assets under management.

Expenses

Total consolidated expenses for the three months ended December 31, 2012, decreased $30,793, or 0.6 percent, compared with the three months ended December 31, 2011. This was largely attributable to the following:

•	Platform fees decreased by $265,808, or 26.6 percent, primarily as a result of lower assets under management.
•	Advertising decreased by $173,458, or 39.1%, as a result of a scaled-back advertising campaign.
•	Offsetting the above declines, general and administrative expense increased by $374,037, or 32.3 percent, primarily due to lower consulting fees in the prior comparative period.

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

The Company posted net income of $214,785 ($0.01 per share) for the six months ended December 31, 2012, compared with net income of $1,158,900 ($0.08 per share) for the six months ended December 31, 2011, a decrease of $944,115, or 81.5 percent.

Revenues

Total consolidated revenues for the six months ended December 31, 2012, decreased $3,202,681, or 23.4 percent, compared with the six months ended December 31, 2011. This decrease was primarily attributable to the following:

•

Mutual fund advisory fees decreased by $2,389,103, or 27.1 percent. Of that amount, $2,873,893 was attributable to a decrease in mutual fund management fees, primarily due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds. This was somewhat offset by an increase in performance fees of $484,790 attributable to lower payments of performance fee adjustments to the funds in the current period versus the same period of the prior year. Performance fees are paid or received when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. See Note 5 for additional information regarding performance fees.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 21 OF 28

•

Investment income increased $770,245, or 188.5 percent, primarily due to unrealized gains on trading securities in the six months ended December 31, 2012, compared to unrealized losses on trading securities in the six months ended December 31, 2011.

•	Distribution fee revenue decreased by $749,703, or 32.6 percent, as a result of decreased assets under management.
•	Transfer agent fees revenue declined by $591,638, or 29.1%, as a result of a decline in the number of shareholder accounts and the number of transactions.
•	Administrative services fees revenue decreased by $234,909, or 31.5%, as a result of decreased assets under management.

Expenses

Total consolidated expenses for the six months ended December 31, 2012, decreased $1,772,585, or 15.0 percent, compared with the six months ended December 31, 2011. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $458,037, or 8.5 percent, primarily as a result of lower performance-based bonuses.
•	Platform fees decreased by $832,527, or 36.5 percent, primarily as a result of lower assets under management.
•	Advertising decreased by $569,834, or 56.9%, as a result of a scaled-back advertising campaign.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, the Company had net working capital (current assets minus current liabilities) of approximately $24.9 million and a current ratio (current assets divided by current liabilities) of 11.8 to 1. With approximately $18.9 million in cash and cash equivalents and approximately $13.6 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $37.5 million, with cash, cash equivalents and marketable securities comprising 81.7 percent of total assets.

As of December 31, 2012, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of December 31, 2012, this credit facility remained unutilized by the Company.

Management believes current cash reserves, financing available and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.

Market volatility may cause the price of the Company’s publicly traded class A shares to fluctuate, which in turn may allow the Company an opportunity to repurchase stock at favorable prices.

The investment advisory and related contracts between the Company and USGIF were renewed effective October 1, 2012. The Company provides advisory services to three offshore clients for which the Company receives advisory fees and performance fees, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 22 OF 28

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

The table below summarizes the Company’s equity price risks as of December 31, 2012, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at December 31, 2012	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$5,062,232	25% increase	$6,327,790	$835,268
		25% decrease	$3,796,674	($835,268)
Available-for-sale ²	$8,537,489	25% increase	$10,671,861	$1,408,686
		25% decrease	$6,403,117	($1,408,686)

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2012.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 23 OF 28

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2012. There has been no material changes since fiscal year end to the risk factors listed therein.

ITEM 6.	EXHIBITS

1. Exhibits –

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

U.S. GLOBAL INVESTORS, INC.

DECEMBER 31, 2012, QUARTERLY REPORT ON FORM 10-Q	PAGE 24 OF 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: February 6, 2013	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: February 6, 2013	BY: /s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer