Form 10-Q
period 2013-03-31
U S GLOBAL INVESTORS INC
filed 2013-05-08
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 Callaghan Road San Antonio, Texas	78229-1234 (Zip Code)
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

YES [ ]                                 NO [X]

On April 18, 2013, there were 13,864,961 shares of Registrant’s class A nonvoting common stock issued and 13,407,113 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,070,587 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 1 OF 27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2013	June 30, 2012
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$19,143,748	$20,612,721
Trading securities, at fair value	4,993,965	5,216,139
Receivables
Mutual funds	1,541,388	1,709,507
Offshore clients	23,250	33,354
Income tax	314,815	407,377
Employees	10,820	900
Other	55,471	8,247
Prepaid expenses	661,930	606,048
Deferred tax asset	65,517	162,569

Total Current Assets	26,810,904	28,756,862

Net Property and Equipment	3,192,205	3,359,376

Other Assets
Deferred tax asset, long term	638,498	815,245
Investment securities available-for-sale, at fair value	9,192,008	8,824,311
Investment in Galileo	600,000	-

Total Other Assets	10,430,506	9,639,556

Total Assets	$40,433,615	$41,755,794

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 2 OF 27

Liabilities and Shareholders’ Equity	March 31, 2013	June 30, 2012
	(UNAUDITED)
Current Liabilities
Accounts payable	$25,432	$67,560
Accrued compensation and related costs	888,600	1,040,262
Dividends payable	232,371	927,820
Other accrued expenses	1,565,850	1,010,506

Total Current Liabilities	2,712,253	3,046,148

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,864,961 and 13,862,505 shares at March 31, 2013, and June 30, 2012, respectively	346,624	346,563
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,070,587 and 2,073,043 shares at March 31, 2013, and June 30, 2012, respectively	51,765	51,826
Additional paid-in-capital	15,652,989	15,547,907
Treasury stock, class A shares at cost; 449,748 and 472,685 shares at March 31, 2013, and June 30, 2012, respectively	(1,085,435)	(1,106,733)
Accumulated other comprehensive income, net of tax	800,085	466,268
Retained earnings	21,955,334	23,403,815

Total Shareholders’ Equity	37,721,362	38,709,646

Total Liabilities and Shareholders’ Equity	$40,433,615	$41,755,794

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 3 OF 27

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Revenues
Mutual fund advisory fees	$9,522,556	$11,649,691	$3,110,084	$2,848,116
Distribution fees	2,246,930	3,264,166	694,862	962,395
Transfer agent fees	2,100,286	2,886,989	660,075	855,140
Administrative services fees	741,657	1,058,160	230,516	312,110
Other advisory fees	253,534	263,634	83,960	86,536
Other	30,498	30,679	8,835	8,967
Investment income (loss)	345,557	56,256	(16,081)	464,863

	15,241,018	19,209,575	4,772,251	5,538,127

Expenses
Employee compensation and benefits	7,246,346	7,781,417	2,291,612	2,368,646
General and administrative	4,531,650	4,392,153	1,459,393	1,412,290
Platform fees	2,106,056	3,150,296	657,724	869,437
Advertising	625,091	1,007,665	194,003	6,743
Depreciation	206,329	212,744	68,752	70,586
Subadvisory fees	45,000	45,000	15,000	15,000

	14,760,472	16,589,275	4,686,484	4,742,702

Income Before Income Taxes	480,546	2,620,300	85,767	795,425
Provision for Federal Income Taxes
Tax expense	224,594	974,262	44,600	308,287

Net Income	255,952	1,646,038	41,167	487,138
Other Comprehensive Income, Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	477,169	(149,083)	429,283	263,894
Less: reclassification adjustment for gains/losses included in net income	(143,352)	(112,327)	-	(112,327)

Comprehensive Income	$589,769	$1,384,628	$470,450	$638,705

Basic Net Income per Share	$0.02	$0.11	$0.00	$0.03

Diluted Net Income per Share	$0.02	$0.11	$0.00	$0.03

Basic weighted average number of common shares outstanding	15,484,371	15,436,601	15,490,020	15,448,100
Diluted weighted average number of common shares outstanding	15,484,371	15,436,959	15,490,020	15,448,518

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 4 OF 27

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$255,952	$1,646,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,329	212,744
Net recognized gain on disposal of fixed assets	-	(78,638)
Net recognized loss (gain) on securities	51,755	(157,668)
Provision for deferred taxes	101,833	(130,206)
Stock bonuses	61,109	188,300
Stock-based compensation expense	8,930	25,424
Changes in operating assets and liabilities:
Accounts receivable	213,641	862,849
Prepaid expenses	(55,882)	101,969
Trading securities	(22,452)	201,860
Accounts payable and accrued expenses	361,554	(1,695,476)

Total adjustments	926,817	(468,842)

Net cash provided by operating activities	1,182,769	1,177,196

Cash Flows from Investing Activities:
Purchase of property and equipment	(39,158)	(18,374)
Purchase of Galileo shares	(600,000)	-
Purchase of available-for-sale securities	(348,057)	(5,002,332)
Proceeds on sale of available-for-sale securities	679,014	170,192
Return of capital on investment	-	18,542

Net cash used in investing activities	(308,201)	(4,831,972)

Cash Flows from Financing Activities:
Issuance of common stock	141,324	142,062
Repurchases of common stock	(84,983)	-
Dividends paid	(2,399,882)	(2,778,406)

Net cash used in financing activities	(2,343,541)	(2,636,344)

Net decrease in cash and cash equivalents	(1,468,973)	(6,291,120)
Beginning cash and cash equivalents	20,612,721	27,207,896

Ending cash and cash equivalents	$19,143,748	$20,916,776

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$1,365,000

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 5 OF 27

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Brokerage, Inc., U.S. Global Investors (Guernsey) Limited, U.S. Global Investors (Bermuda) Limited and U.S. Global Investors (Canada) Ltd. The Canadian subsidiary was formed in February 2013.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2013, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

NOTE 2. PURCHASE OF GALILEO SHARES

In January 2013, the Company entered into a Stock Purchase Agreement with Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm, to purchase 50 percent of the issued and outstanding shares of Galileo for $600,000. The closing date of the transaction was March 31, 2013. Galileo will continue to have overall control of the operations and investment management activities of Galileo, including its management of the Galileo Funds. The Company will account for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings. After one year, Galileo may terminate the agreement or allow the Company to purchase an additional 15 percent of its shares. Since the transaction closed on March 31, 2013, the Company is continuing to evaluate the transaction, and future changes to the amounts recorded could occur. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 6 OF 27

NOTE 3. DIVIDEND

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The Company lowered its monthly dividend to $0.005 per share per month beginning in January 2013 from its previous $0.02 per share per month dividend. A monthly dividend of $0.005 per share is authorized through June 2013 and will be reviewed by the board quarterly.

NOTE 4. SHARE REPURCHASE PLAN

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The share repurchase authorization expires at the end of calendar 2013. As of March 31, 2013, the Company had repurchased 22,203 class A shares using cash of $84,983. There remains approximately $2.665 million available for repurchase under this authorization.

NOTE 5. INVESTMENTS

As of March 31, 2013, the Company held trading and available-for-sale investments with a market value of approximately $14.2 million and a cost basis of approximately $13.4 million. The market value of these investments is approximately 35.1 percent of the Company’s total assets.

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

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 7 OF 27

The following summarizes the market value, cost, and unrealized gain or loss on investments as of March 31, 2013, and June 30, 2012.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax

Trading¹	$4,993,965	$5,457,989	$(464,024)	N/A
Available-for-sale²	9,192,008	7,979,758	1,212,250	$800,085
Total at March 31, 2013	$14,185,973	$13,437,747	$748,226

Trading¹	$5,216,139	$5,960,634	$(744,495)	N/A
Available-for-sale²	8,824,311	8,117,844	706,467	$466,268
Total at June 30, 2012	$14,040,450	$14,078,478	$(38,028)

¹Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

²Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

The following details the components of the Company’s available-for-sale investments as of March 31, 2013, and June 30, 2012.

	March 31, 2013 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$785	$574	$(8)	$1,351
Venture capital investments	168	-	(5)	163
Offshore fund	5,000	-	(86)	4,914
Mutual funds	2,027	738	(1)	2,764
Total available-for-sale securities	$7,980	$1,312	$(100)	$9,192

	June 30, 2012 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$920	$360	$(52)	$1,228
Venture capital investments	168	-	-	168
Offshore fund	5,000	-	(189)	4,811
Mutual funds	2,030	591	(4)	2,617

Total available-for-sale securities	$8,118	$951	$(245)	$8,824

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 8 OF 27

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$-	$-	$34	$(8)	$34	$(8)
Venture capital investments	163	(5)	-	-	163	(5)
Offshore fund	4,914	(86)	-	-	4,914	(86)
Mutual funds	5	(1)	-	-	5	(1)

Total available-for-sale securities	$5,082	$(92)	$34	$(8)	$5,116	$(100)

	June 30, 2012 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$135	$(52)	$-	$-	$135	$(52)
Offshore fund	4,811	(189)	-	-	4,811	(189)
Mutual funds	16	(4)	-	-	16	(4)

Total available-for-sale securities	$4,962	$(245)	$-	$-	$4,962	$(245)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three and nine months ended March 31, 2013, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 9 OF 27

The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Nine Months Ended March 31,
	2013	2012
Realized gains on sales of available-for-sale securities	$234,709	$179,379
Realized losses on sales of trading securities	(244,627)	(2,638)
Unrealized gains (losses) on trading securities	280,472	(201,860)
Realized foreign currency gains (losses)	1,658	(646)
Other-than-temporary declines in available-for-sale securities	(41,837)	(19,073)
Dividend and interest income	115,182	101,094

Total Investment Income	$345,557	$56,256

Investment Income	Three Months Ended March 31,
	2013	2012
Realized gains on sales of available-for-sale securities	$17,509	$179,379
Unrealized gains (losses) on trading securities	(68,267)	277,192
Realized foreign currency gains (losses)	4,409	(253)
Other-than-temporary declines in available-for-sale securities	-	(19,036)
Dividend and interest income	30,268	27,581

Total Investment Income (Loss)	$(16,081)	$464,863

NOTE 6. FAIR VALUE DISCLOSURES

Accounting Standards Codification (ASC) 820, Fair Value Measurement and Disclosure, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2, and 3 inputs, as defined below). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Additionally, companies are required to provide enhanced disclosures regarding instruments in the Level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending values separately for each major category of assets or liabilities.

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

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 10 OF 27

The following table presents fair value measurements, as of March 31, 2013, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	March 31, 2013
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$30	$-	$-	$30
Mutual funds	4,057	-	-	4,057
Offshore fund	-	907	-	907

Total trading securities	4,087	907	-	4,994

Available-for-sale securities
Common stock	1,351	-	-	1,351
Venture capital investments	-	-	163	163
Mutual funds	2,764	-	-	2,764
Offshore fund	-	4,914	-	4,914

Total available-for-sale securities	4,115	4,914	163	9,192

Total Investments	$8,202	$5,821	$163	$14,186

Approximately 58 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 41 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining one percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the nine months ended March 31, 2013.

In Level 2, the Company has an investment in an offshore fund it advises with a fair value of $906,856 that invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date. The Company also has a Level 2 investment in an offshore fund with a fair value of $4,914,065, that invests in dividend-paying equity and debt securities of companies located around the world. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

The Company has a venture capital investment that was measured at fair value using significant unobservable inputs (Level 3) at March 31, 2013, with a fair value of $162,841 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of March 31, 2013, the Company has an unfunded commitment of $62,500 related to this investment.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 11 OF 27

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
For the Nine Months Ended March 31, 2013 (in thousands)
Venture Capital Investments
Beginning Balance	$168
Return of capital	-
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(5)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-

Ending Balance	$163

NOTE 7. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

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

The advisory agreement for the nine equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and nine months ended March 31, 2013, the Company adjusted its base advisory fees upward by $108,969 and downward by $56,095, respectively. For the corresponding periods in fiscal 2012, base advisory fees were adjusted downward by $1,137,345 and $1,787,199.

The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on all thirteen funds. These caps will continue on a voluntary basis at the Company’s discretion. Effective with the March 1, 2010, offering of institutional class shares in three USGIF funds, the Company voluntarily agreed to waive all institutional class-specific expenses. The aggregate fees waived and expenses borne by the Company for the three and nine months ended March 31, 2013, were $798,138 and $2,502,737 compared with $773,394 and $2,372,547, respectively, for the corresponding periods in fiscal 2012.

The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). For the three and nine months ended March 31, 2013, total fees waived and/or expenses reimbursed as a result of this agreement were $298,128 and $885,273. For the corresponding periods in fiscal year 2012, the total fees waived and/or expenses reimbursed were $349,661 and $1,150,573.

The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $1,562,956 of these waivers is recoverable by the Company through December 31, 2013; $1,604,076 through December 31, 2014; $1,245,458 through December 31, 2015; and $298,128 through December 31, 2016. Management believes that these potential recoveries will be realized only in a rising interest rate environment and that these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers and/or reimbursements due to the number of variables and the range of potential outcomes.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 12 OF 27

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $83,960 and $253,534 for the three and nine months ended March 31, 2013. The Company recorded advisory and performance fees totaling $86,536 and $263,634 for the corresponding periods in fiscal 2012. The performance fees for these clients are calculated and recorded in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

Substantially all of the cash and cash equivalents included in the balance sheet at March 31, 2013, and June 30, 2012, is invested in USGIF money market funds.

NOTE 8. BORROWINGS

As of March 31, 2013, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2013, this credit facility remained unutilized by the Company.

NOTE 9. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three and nine months ended March 31, 2013, was $610 and $8,930 compared to $7,882 and $25,424 in the corresponding periods in fiscal 2012. As of March 31, 2013, and 2012, respectively, there was approximately $8,337 and $25,300 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. The following table summarizes information about the Company’s stock option plans for the nine months ended March 31, 2013.

	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	29,000	$17.03
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding, end of period	29,000	$17.03

Options exercisable, end of period	25,000	$18.71

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 13 OF 27

NOTE 10. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,
	2013	2012
Net income	$255,952	$1,646,038

Weighted average number of outstanding shares
Basic	15,484,371	15,436,601

Effect of dilutive securities
Employee stock options	-	358

Diluted	15,484,371	15,436,959

Earnings per share
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

	Three Months Ended March 31,
	2013	2012
Net income	$41,167	$487,138

Weighted average number of outstanding shares
Basic	15,490,020	15,448,100

Effect of dilutive securities
Employee stock options	-	418

Diluted	15,490,020	15,448,518

Earnings per share
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2013, 29,000 options were excluded from diluted EPS and 24,300 were excluded in the corresponding periods in fiscal 2012.

The Company may repurchase stock pursuant to a share repurchase plan. The Company repurchased 22,203 shares of its class A, no shares of class B, and no shares of class C common stock during the nine months ended March 31, 2013. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation. See Note 4 for additional information regarding the share repurchase plan.

NOTE 11. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities as well as temporary differences in the deductibility of accrued liabilities. The long-term deferred tax asset is composed primarily of capital loss carryovers, unrealized losses on available-for-sale securities and the difference in tax treatment of stock options.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. No valuation allowance was included or deemed necessary at March 31, 2013, or June 30, 2012.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 14 OF 27

NOTE 12. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Nine months ended March 31, 2013
Net revenues	$14,903,662	$337,356	$15,241,018

Net income before income taxes	155,654	324,892	480,546

Depreciation	206,329	-	206,329

Capital expenditures	39,158	-	39,158

Gross identifiable assets at March 31, 2013	24,272,585	15,457,015	39,729,600
Deferred tax asset			704,015

Consolidated total assets at March 31, 2013			$40,433,615

Nine months ended March 31, 2012
Net revenues	$19,171,019	$38,556	$19,209,575

Net income before income taxes	2,591,491	28,809	2,620,300

Depreciation	212,744	-	212,744

Capital expenditures	18,374	-	18,374

Three months ended March 31, 2013
Net revenues	$4,766,173	$6,078	$4,772,251

Net income (loss) before income taxes	86,097	(330)	85,767

Depreciation	68,752	-	68,752

Capital expenditures	-	-	-

Three months ended March 31, 2012
Net revenues	$5,073,839	$464,288	$5,538,127

Net income before income taxes	336,904	458,521	795,425

Depreciation	70,586	-	70,586

Capital expenditures	5,384	-	5,384

NOTE 13. CONTINGENCIES AND COMMITMENTS

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

The Board has authorized a monthly dividend of $0.005 per share through June 2013, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from April to June 2013 will be approximately $232,371.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 15 OF 27

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

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients totaling $83,960 and $253,534 for the three and nine months ended March 31, 2013. The Company recorded advisory and performance fees totaling $86,536 and $263,634 for the corresponding periods in fiscal 2012. The performance fees for these clients are calculated and recorded in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

At March 31, 2013, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $1.488 billion versus $1.894 billion at March 31, 2012, a decrease of 21.4 percent. During the nine months ended March 31, 2013, average SEC-registered and offshore assets under management were $1.634 billion versus $2.168 billion during the nine months ended March 31, 2012. Total assets under management as of period-end at March 31, 2013, were $1.488 billion versus $1.624 billion at June 30, 2012, the Company’s prior fiscal year end.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 16 OF 27

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and nine months ended March 31, 2013, and 2012:

	Changes in Assets Under Management
	Three Months Ended March 31,
	2013
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,291,295	$288,265	$1,579,560
Market appreciation/(depreciation)	(61,497)	155	(61,342)
Dividends and distributions	-	(412)	(412)
Net shareholder redemptions	(55,593)	(1,728)	(57,321)

Ending Balance	$1,174,205	$286,280	$1,460,485

Average investment management fee	0.98%	0.00%	0.80%
Average net assets	$1,241,614	$288,632	$1,530,246

	Changes in Assets Under Management
	Three Months Ended March 31,
	2012
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,540,132	$318,898	$1,859,030
Market appreciation	89,222	433	89,655
Dividends and distributions	(1)	(391)	(392)
Net shareholder redemptions	(80,242)	(13,040)	(93,282)

Ending Balance	$1,549,111	$305,900	$1,855,011

Average investment management fee	0.99%	0.00%	0.83%
Average net assets	$1,624,744	$312,038	$1,936,782

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 17 OF 27

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2013
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market appreciation	57,017	1,179	58,196
Dividends and distributions	(14,979)	(1,244)	(16,223)
Net shareholder redemptions	(156,993)	(16,425)	(173,418)

Ending Balance	$1,174,205	$286,280	$1,460,485

Average investment management fee	0.98%	0.00%	0.80%
Average net assets	$1,308,279	$294,867	$1,603,146

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2012
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$2,225,729	$336,793	$2,562,522
Market appreciation/(depreciation)	(294,998)	2,072	(292,926)
Dividends and distributions	(117,744)	(1,121)	(118,865)
Net shareholder redemptions	(263,876)	(31,844)	(295,720)

Ending Balance	$1,549,111	$305,900	$1,855,011

Average investment management fee	0.99%	0.00%	0.84%
Average net assets	$1,806,825	$325,355	$2,132,180

As shown above, both average and period-end assets under management for the three and nine months ended March 31, 2013, decreased compared to the same time periods for fiscal year 2012. The decrease in assets under management during the three months ended March 31, 2013, was driven primarily by market depreciation and shareholder redemptions in the equity funds, particularly in the natural resources and emerging market categories. The decrease in assets under management during the nine months ended March 31, 2013, was driven by shareholder redemptions in the equity funds, primarily in the natural resources and emerging market categories.

A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder redemptions. The money market funds experienced a net decrease as shareholders sought alternatives to low yields for both periods.

Stock market performance has remained volatile, following the trend of the past few years. During the past nine months, gold indices were down approximately 15%, whereas the S&P 500 was up approximately 17%, driving a rotation by investors from specialty funds into the broader U.S. equity market. Much of the Company’s assets under management are in specialty asset classes such as gold, natural resources and emerging markets, which are currently out of favor with many investors.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 80 basis points in the three and nine months ending March 31, 2013, respectively, compared to 83 and 84 basis points for the same time periods in fiscal 2012. The average investment management fee for the equity funds was 98 basis points for the three and nine months ending March 31, 2013, respectively, compared to 99 basis points for the same time periods in fiscal year 2012. The decrease in the overall investment management fee rate is due to larger decreases in average assets in the equity funds, which have higher fee

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 18 OF 27

rates. The average investment management fee for the fixed income funds is nil for the periods. This is due to voluntary fee waivers on these funds as discussed in Note 7 (Investment Management, Transfer Agent and Other Fees) to the financial statements, including a voluntary agreement to support the yields for the money market funds.

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

As of March 31, 2013, the Company held trading and available-for-sale investments with a market value of approximately $14.2 million and a cost basis of approximately $13.4 million. The market value of these investments is approximately 35.1 percent of the Company’s total assets. See Note 5 (Investments) and Note 6 (Fair Value Disclosures) for additional detail regarding investment activities.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 19 OF 27

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The Company posted net income of $41,167 ($0.00 per share) for the three months ended March 31, 2013, compared with net income of $487,138 ($0.03 per share) for the three months ended March 31, 2012, a decrease of $445,971, or 91.5 percent.

Revenues

Total consolidated revenues for the three months ended March 31, 2013, decreased $765,876, or 13.8 percent, compared with the three months ended March 31, 2012. This decrease was primarily attributable to the following:

•

Mutual fund advisory fees increased by $261,968, or 9.2 percent. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•

Performance fees of $108,969 were received from the funds in the quarter ended March 31, 2013, compared to $1,137,345 paid out to the funds during the same quarter of the prior year, for an increase year over year of $1,246,314.

•	Substantially offsetting the increase in performance fees was a $984,346 decrease in base management fees, primarily due to declines in net assets in the natural resources and emerging markets funds.
•	Investment income decreased by $480,944, or 103.5 percent, primarily due to unrealized losses on trading securities.
•	Distribution fee revenue decreased by $267,533, or 27.8 percent, as a result of decreased assets under management.
•	Transfer agent fees decreased by $195,065, or 22.8 percent, as a result of a decline in the number of shareholder accounts and the number of transactions.

Expenses

Total consolidated expenses for the three months ended March 31, 2013, decreased $56,218, or 1.2 percent, compared with the three months ended March 31, 2012. This was largely attributable to the following:

•	Platform fees decreased by $211,713, or 24.4 percent, primarily as a result of lower assets under management.
•	Employee compensation and benefits decreased by $77,034, or 3.3 percent, primarily as a result of lower performance-based bonuses.
•	Offsetting the above reductions, advertising increased by $187,260, or 2,777.1 percent as a result of increased marketing and sales activity.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2013 AND 2012

The Company posted net income of $255,952 ($0.02 per share) for the nine months ended March 31, 2013, compared with net income of $1,646,038 ($0.11 per share) for the nine months ended March 31, 2012, a decrease of $1,390,086, or 84.5 percent.

Revenues

Total consolidated revenues for the nine months ended March 31, 2013, decreased $3,968,557, or 20.7 percent, compared with the nine months ended March 31, 2012. This decrease was primarily attributable to the following:

•	Mutual fund advisory fees decreased by $2,127,135, or 18.3 percent. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee.
•	Mutual fund base management fees decreased by $3,858,239 primarily due to declines in net assets driven by shareholder redemptions in the natural resources and emerging markets funds.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 20 OF 27

•

Although the Company paid performance fees out to the funds in both periods, the Company paid less in the current period compared to the prior year period. Performance fees of $56,095 were paid out to the funds in the nine months ended March 31, 2013, compared to $1,787,199 paid out to the funds during the same period of the prior year.

•	Distribution fee revenue decreased by $1,017,236, or 31.2 percent, as a result of decreased assets under management.
•	Transfer agent fees decreased by $786,703, or 27.2 percent, as a result of a decline in the number of shareholder accounts and the number of transactions.
•	Administrative service fees decreased by $316,503, or 29.9 percent, as a result of decreased assets under management.

Expenses

Total consolidated expenses for the nine months ended March 31, 2013, decreased $1,828,803, or 11.0 percent, compared with the nine months ended March 31, 2012. This was largely attributable to the following:

•	Platform fees decreased by $1,044,240, or 33.1 percent, primarily as a result of lower assets under management.
•	Employee compensation and benefits decreased by $535,071, or 6.9 percent, primarily as a result of lower performance-based bonuses.
•	Advertising decreased by $382,574, or 38.0 percent as a result of decreased marketing and sales activity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had net working capital (current assets minus current liabilities) of approximately $24.1 million and a current ratio (current assets divided by current liabilities) of 9.9 to 1. With approximately $19.1 million in cash and cash equivalents and approximately $14.2 million in trading and available-for-sale investments, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $37.7 million, with cash, cash equivalents, and marketable securities comprising 82.4 percent of total assets.

As of March 31, 2013, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. As of March 31, 2013, this credit facility remained unutilized by the Company.

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

The annual investment advisory and related contracts between the Company and USGIF were renewed effective October 1, 2012. The Company provides advisory services to three offshore clients for which the Company receives a monthly advisory fee and a performance fee, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.

The Company receives additional revenue from several sources including custodial fee revenues, mailroom operations, and investment income.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2012.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 21 OF 27

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

The table below summarizes the Company’s equity price risks as of March 31, 2013, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at March 31, 2013	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$4,993,965	25% increase	$6,242,456	$824,004
		25% decrease	$3,745,474	($824,004)
Available-for-sale ²	$9,192,008	25% increase	$11,490,010	$1,516,681
		25% decrease	$6,894,006	($1,516,681)
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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 22 OF 27

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2012. There has been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-13 to 01-31-13	4,300	$17,816	$4.14	4,300	$2,732,184
02-01-13 to 02-28-13	9,003	33,560	3.73	9,003	2,698,624
03-01-13 to 03-31-13	8,900	33,607	3.78	8,900	2,665,017

Total	22,203	$84,983	$3.83	22,203	2,665,017

[1]

The board of directors of the company approved on December 7, 2012, a repurchase of up to $2.75 million of its outstanding class A common stock from time to time on the open market in calendar year 2013 in accordance with all applicable rules and regulations.

[2]	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
[3]	The repurchase plan was approved on December 7, 2012, and will continue for twelve months in calendar year 2013.

ITEM 5.	OTHER INFORMATION

In addition to its website www.usfunds.com, U.S. Global may make public disclosures of certain information regarding U.S. Global to investors and the general public by means of certain social media sites, including, but not limited to, Facebook and Twitter. Investors are encouraged to (i) follow U.S. Global (@USFunds) on Twitter and (ii) “like” U.S. Global (www.facebook.com/USFunds) on its Facebook page. U.S. Global does not incorporate the contents of its social media posts into this Form 10-Q.

ITEM 6.	EXHIBITS

1. Exhibits –

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

U.S. GLOBAL INVESTORS, INC.

MARCH 31, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 23 OF 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: May 8, 2013	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: May 8, 2013	BY: /s/ Catherine A. Rademacher
Catherine A. Rademacher
Chief Financial Officer