Form 10-K
period 2013-06-30
U S GLOBAL INVESTORS INC
filed 2013-08-28
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2013

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

Yes  ☐    No  ☒

The aggregate market value of the 9,466,282 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $37,959,791, based on the last sale price quoted on NASDAQ as of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 7,899 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2012 (based on the last sale price of the class C common stock in a private transaction) was $1,974.75. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 14, 2013, there were 13,865,021 shares of Registrant’s class A nonvoting common stock issued and 13,401,843 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,070,527 shares of Registrant’s class C voting common stock issued and outstanding.

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

As part of the mutual fund management business, the Company provides: (1) investment advisory services; (2) transfer agency and record keeping services; (3) distribution services; and (4) administrative services to mutual funds advised by the Company. The fees from investment advisory and transfer agency services, as well as investment income, are the primary sources of the Company’s revenue.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the Advisory Agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2014.

In addition to providing advisory services to USGIF, the Company provides advisory services to three offshore clients.

Net assets under management on June 30, 2013, and June 30, 2012, are detailed in the following table.

Assets Under Management (AUM)
Fund	Ticker	AUM at June 30, 2013 (in thousands)	AUM at June 30, 2012 (in thousands)
U.S. Global Investors Funds Natural Resources
Global Resources	PSPFX/PIPFX	$391,429	$530,604
World Precious Minerals	UNWPX/UNWIX	147,998	323,802
Gold and Precious Metals	USERX	87,657	155,570

Total Natural Resources		627,084	1,009,976

Emerging Markets
Emerging Europe	EUROX	130,482	177,019
China Region	USCOX	25,514	28,272
Global Emerging Markets	GEMFX	6,643	7,962

Total Emerging Markets		162,639	213,253

Fixed Income
U.S. Government Securities Savings	UGSXX	133,381	156,307
U.S. Treasury Securities Cash	USTXX	78,029	85,427
Near-Term Tax Free	NEARX	51,713	38,253
Tax Free	USUTX	20,021	22,783

Total Fixed Income		283,144	302,770

Domestic Equity
Holmes Growth	ACBGX	36,559	35,805
All American Equity	GBTFX	19,734	17,010
MegaTrends	MEGAX/MEGIX	11,286	13,116

Total Domestic Equity		67,579	65,931

Total SEC-Registered Funds		1,140,446	1,591,930

Other Advisory Clients		21,715	32,551

Total AUM		$1,162,161	$1,624,481

Transfer Agency and Other Services. The Company’s wholly-owned subsidiary, United Shareholder Services, Inc. (“USSI”), is a transfer agent registered under the Securities Exchange Act of 1934 (“Exchange Act”), providing transfer agency, printing, and mailing services to investment company clients. The transfer agency utilizes a third party external system providing the Company’s fund shareholder communication network with computer equipment and software designed to meet the operating requirements of a mutual fund transfer agency.

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

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. On August 23, 2013, the Funds’ board of trustees agreed to continue the existing transfer agency contract with USSI until conversion to the new transfer agent, which is projected to be in December 2013.

Distribution Services. The Company has registered its wholly-owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. The distribution agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2014.

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ board of trustees pursuant to an administrative agreement (the “Administrative Services Agreement”). It provides office space, facilities and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensate all personnel, officers, directors and interested trustees of the Funds if such persons are also employees of the Company or its affiliates. The Administrative Services Agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2014. On August 23, 2013, the Funds’ board of trustees agreed to increase the rate from 0.08 percent to 0.10 percent for each investor class and from 0.06 percent to 0.08 percent for each institutional class plus $10,000 per Fund. This change is expected to take effect in December 2013.

Corporate Investments

Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account. See segment information in the notes to the consolidated financial statements at Note 16 Financial Information by Business Segment.

Employees

As of June 30, 2013, U.S. Global and its subsidiaries employed 65 full-time employees and 3 part-time employees; as of June 30, 2012, it employed 70 full-time employees and 4 part-time employees. The Company considers its relationship with its employees to be good.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2012 there were approximately 8,800 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted Rule 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGIF is a trust with no-load funds that have adopted 12b-1 plans. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.

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

Relationships with Clients

The businesses of the Company are to a very significant degree dependent on their associations and contractual relationships with USGIF. In the event the advisory or administrative agreements with USGIF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global, and USGB consider their relationships with the Funds to be good, and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that USGIF will choose to continue its relationship with the Company, or USGB. As discussed in Item 1 under the heading “Lines of Business – Transfer Agency and Other Services,” USSI has elected to exit the transfer agency business, and USSI and USGIF have mutually agreed to terminate the related transfer agency services agreement once the conversion to the new transfer agent is complete, which is projected to be in December 2013.

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

Investors and others should note that we announce material financial information to our investors using the website, SEC filings, press releases, public conference calls and webcasts. We also use social media to communicate with our customers and the public about our company. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on social media channels listed below. This list may be updated from time to time.

https://www.facebook.com/USFunds

https://twitter.com/USFunds

Information contained on our website or on social media channels is not deemed part of this report.

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

In addition, yields on government securities, and the investment products investing in them, have remained at record lows. Thus, the Company has voluntarily waived fees and/or reimbursed the USGIF money market funds to maintain each fund’s yield at a certain level as determined by the Company. These waivers could increase in the future. Such increases in fee waivers could be significant and would negatively affect the Company’s net income.

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

During the past decade, federal securities laws have been substantially augmented and made significantly more complex by the S-Ox Act and the USA PATRIOT Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the S-Ox Act.

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

The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2013, and June 30, 2012. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2013		2012
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	6.32	4.06	8.70	6.00
Second quarter (12/31)	6.25	3.85	7.80	5.76
Third quarter (3/31)	4.48	3.50	7.83	6.03
Fourth quarter (6/30)	3.70	2.11	7.52	3.98

Holders

On August 14, 2013, there were approximately 192 holders of record of class A common stock, no holders of record of class B common stock, and 37 holders of record of class C common stock.

Dividends

The Company paid cash dividends of $0.02 per share per month in fiscal year 2012 and through December 2012. After paying a special $0.02 per share dividend in December 2012, the Company lowered its monthly dividend from $0.02 to $0.005 per share per month beginning in January 2013. A monthly dividend of $0.005 is authorized through December 2013 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Securities authorized for issuance under equity compensation plans

Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer

Effective January 1, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $2.75 million of its outstanding class A common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. As of June 30, 2013, the Company had purchased 55,052 class A shares using cash of $173,608. The Company may repurchase stock from employees; however, none were repurchased from employees in fiscal year 2013. Nor were there any repurchases of classes B or C common stock during the fiscal year ended June 30, 2013.

Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-13 to 01-31-13	4,300	$17,816	$4.14	4,300	$2,732,184
02-01-13 to 02-28-13	9,003	33,560	3.73	9,003	2,698,624
03-01-13 to 03-31-13	8,900	33,607	3.78	8,900	2,665,017
04-01-13 to 04-30-13	10,800	34,456	3.19	10,800	2,630,561
05-01-13 to 05-31-13	7,457	20,118	2.70	7,457	2,610,443
06-01-13 to 06-30-13	14,592	34,051	2.33	14,592	2,576,392

Total	55,052	$173,608	$3.15	55,052	2,576,392

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

Company Performance Presentation

The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index, and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2008, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

	Fiscal Year-End Date
	2008	2009	2010	2011	2012	2013
U.S. Global Investors, Inc., class A (GROW)	$10,000	$5,732	$3,522	$4,727	$2,973	$1,492
S&P 500 Index	$10,000	$7,379	$8,443	$11,035	$11,636	$14,033
Russell 2000 Index	$10,000	$7,499	$9,110	$12,518	$12,258	$15,225
NYSE Arca Gold BUGS Index	$10,000	$7,601	$10,695	$11,817	$9,819	$5,328

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K. The selected financial data as of June 30, 2009, through June 30, 2013, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements.

	Year Ended June 30,
Selected Financial Data	2013	2012	2011	2010	2009
Operating revenues	$18,665,250	$24,027,570	$40,925,058	$34,051,038	$27,756,791

Operating expenses	19,106,805	21,351,222	29,903,607	26,521,396	26,750,817

Operating income (loss)	(441,555)	2,676,348	11,021,451	7,529,642	1,005,974

Other income (loss)	262,567	(176,961)	1,008,568	979,115	(4,616,522)

Pretax income (loss)	(178,988)	2,499,387	12,030,019	8,508,757	(3,610,548)

Income tax expense (benefit)	15,224	968,953	4,197,372	3,159,472	(1,372,969)

Net income (loss)	$(194,212)	$1,530,434	$7,832,647	$5,349,285	$(2,237,579)

Basic income (loss) per share	(0.01)	0.10	0.51	0.35	(0.15)

Working capital	23,340,007	25,710,714	32,366,289	28,323,885	27,363,133

Total assets	38,695,414	41,755,794	45,966,603	40,983,698	37,153,846

Dividends per common share	0.17	0.24	0.24	0.24	0.24

Shareholders’ equity	36,849,241	38,709,646	41,057,447	36,191,872	34,627,994

Net cash provided by operating activities	461,005	1,817,046	7,718,529	7,632,350	3,040,931

Net cash used in investing activities	(368,035)	(4,894,472)	(845,601)	(739,266)	(4,386,782)

Net cash used in financing activities	(2,620,465)	(3,517,749)	(3,502,511)	(3,359,199)	(3,485,630)

Average assets under management (in billions)	1.55	2.06	2.82	2.56	2.53

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reviews and analyzes the consolidated results of operations for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data.

Recent Trends in Financial Markets

During the fiscal year ended June 30, 2013, global financial markets responded positively to the change in leadership at the European Central Bank (“ECB”). The head of the ECB, Mario Draghi, declared in late July 2012 that the ECB would “do whatever it takes” to save the euro, and by doing so has put the central bank’s credibility on the line. This was a big confidence boost for the market, which was looking for leadership out of Europe and was a significant driver of the improvement in sentiment and global equity market performance in the second half of 2012.

The Federal Reserve (“Fed”) also followed up with another round of quantitative easing (QE3) in September 2012, an open-ended mandate to purchase $40 billion in mortgages per month until the Fed believes it is no longer necessary to do so. Late in the year, the Fed also rolled over the expiring “operation twist” into an additional $45 billion monthly quantitative easing program. The Fed is on pace for a trillion dollars in QE if this pace continues throughout 2013. Also late last year a change in leadership in Japan led to aggressive government policy changes, including both the fiscal and monetary policy, and the Bank of Japan’s QE program is almost as large as the Fed’s. This initially provided a boost to all risky assets but, as the months have passed, the biggest beneficiary has primarily been the U.S. equity market as gold, commodities and emerging markets are generally flat to down over the past twelve months. As a consequence of these events, U.S. domestic equity mutual funds have seen asset flows while investments in emerging markets, commodity related equities, fixed income and cash have experienced outflows in recent months.

The volatility in the Company’s revenue is correlated to the price swings in natural resources and emerging markets, which represent roughly 70 percent of assets under management. During the past fiscal year, U.S. stocks and the U.S. dollar have been positive, while emerging markets stocks and commodity-related stocks generally have been lagging in performance. For the past 10 years, the one-year normal volatility of one standard deviation has been 17.5 percent for the S&P 500 Index, approximately 30.6 percent for the MSCI Emerging Markets Index and nearly 35.7 percent for gold equities. To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expense, by setting relatively lower base salaries with bonuses that are related to average assets under management and fund performance. Thus, our expense model expands and contracts with asset swings and performance.

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

Investment Management Products and Services

The Company generates substantially all of its operating revenues from managing and servicing the Funds and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations.

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

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. In fiscal year 2013, the Company recorded advisory and performance fees from these clients totaling $298,521 and $19,202, respectively, and $352,103 and $6,172, respectively, in fiscal year 2012. The performance fees for these clients are calculated and recorded in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the offshore clients.

On June 30, 2013, total assets under management as of period end, including both SEC-registered Funds and offshore clients, were $1.162 billion versus $1.624 billion on June 30, 2012, a decrease of 28.5 percent. During fiscal year 2013, average assets under management were $1.552 billion versus $2.055 billion in fiscal year 2012. The decrease was primarily due to market depreciation in the natural resources funds and redemptions in the natural resources and emerging markets funds under management.

The following tables summarize the changes in assets under management for the SEC-registered Funds for fiscal years 2013, 2012, and 2011:

	Changes in Assets Under Management Year Ended June 30,
	2013
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market depreciation	(146,115)	(87)	(146,202)
Dividends and distributions	(14,981)	(1,675)	(16,656)
Net shareholder redemptions	(270,762)	(17,864)	(288,626)

Ending Balance	$857,302	$283,144	$1,140,446

Average investment management fee	0.98%	0.00%	0.79%
Average net assets	$1,229,373	$293,027	$1,522,400

	Changes in Assets Under Management Year Ended June 30,
	2012
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$2,225,729	$336,793	$2,562,522
Market appreciation/(depreciation)	(480,540)	2,774	(477,766)
Dividends and distributions	(117,744)	(1,506)	(119,250)
Net shareholder redemptions	(338,285)	(35,291)	(373,576)

Ending Balance	$1,289,160	$302,770	$1,591,930

Average investment management fee	0.99%	0.00%	0.83%
Average net assets	$1,699,921	$320,242	$2,020,163

	Changes in Assets Under Management Year Ended June 30,
	2011
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,985,203	$382,062	$2,367,265
Market appreciation	528,737	1,493	530,230
Dividends and distributions	(144,176)	(1,488)	(145,664)
Net shareholder redemptions	(144,035)	(45,274)	(189,309)

Ending Balance	$2,225,729	$336,793	$2,562,522

Average investment management fee	1.00%	0.00%	0.87%
Average net assets	$2,418,615	$358,121	$2,776,736

As shown above, both average and period-end assets under management decreased in total in fiscal year 2013 compared to fiscal year 2012 and in fiscal year 2012 compared to fiscal year 2011. The decrease in assets under management in fiscal year 2013 was driven by market depreciation, primarily in the natural resources funds, and redemptions, primarily in the natural resources and emerging markets funds. The decrease in assets under management in fiscal year 2012 was driven by market depreciation and redemptions in the equity funds, primarily in the natural resources and emerging markets funds.

A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder redemptions. The money market funds experienced a net decrease as shareholders sought alternatives to low yields for all periods.

While stock market performance for domestic U.S. equities has been steadily rising, while equities linked to gold and broader natural resources, where most of the assets managed by the Company are invested, were generally volatile and declining. The global financial crisis and subsequent volatility in markets, combined with fund performance, were significant factors in the shareholder activity shown in all periods.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 79 basis points in fiscal year 2013 compared to 83 basis points in fiscal year 2012 and 87 basis points in fiscal year 2011. The average investment management fee for equity funds in fiscal year 2013, 2012, and 2011 was 98, 99, and 100 basis points, respectively. The average investment management fee for the money market and fixed income funds was nil or close to nil for fiscal year 2013, 2012, and 2011. This is due to voluntary fee waivers on these funds as discussed in Note 6 to the consolidated financial statements, including a voluntary agreement to support the yields for the money market funds.

Investment Activities

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the market value, cost, and unrealized gain or loss on investments as of June 30, 2013, and June 30, 2012.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for-sale securities, net of tax
Trading¹	$4,758,220	$5,457,989	$(699,769)	N/A
Available-for-sale²	9,053,111	8,064,902	988,209	$652,218

Total at June 30, 2013	$13,811,331	$13,522,891	$288,440

Trading¹	$5,216,139	$5,960,634	$(744,495)	N/A
Available-for-sale²	8,824,311	8,117,844	706,467	$466,268

Total at June 30, 2012	$14,040,450	$14,078,478	$(38,028)

¹	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
²	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

As of June 30, 2013, and 2012, the Company held approximately $1.6 million in investments other than the clients the Company advises. Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations and Comprehensive Income. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the Consolidated Balance Sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2013, 2012, and 2011, the Company had net recognized gains (losses) on sales or other-than-temporary impairment of securities of ($26,445), $157,668, and 135,759, respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	2013	2012	% Change	2012	2011	% Change
Net income (loss) (in thousands)	$(194)	$1,530	(112.7%)	$1,530	$7,833	(80.5%)
Net income (loss) per share
Basic	$(0.01)	$0.10	(110.0%)	$0.10	$0.51	(80.4%)
Diluted	$(0.01)	$0.10	(110.0%)	$0.10	$0.51	(80.4%)
Weighted average shares outstanding (in thousands)
Basic	15,483	15,441		15,441	15,384
Diluted	15,483	15,442		15,442	15,384

Year Ended June 30, 2013, Compared with Year Ended June 30, 2012

The Company posted net loss of $194,212 ($0.01 loss per share) for the year ended June 30, 2013, compared with net income of $1,530,434 ($0.10 per share) for the year ended June 30, 2012. This decrease in profitability is primarily attributable to the following factors:

Revenues

Total consolidated operating revenues for the year ended June 30, 2013, decreased $5,362,320, or 22.3 percent, compared with the year ended June 30, 2012. This decrease was primarily attributable to the following:

•

Mutual fund advisory fee revenue decreased by $2,704,458, or 18.6 percent. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

o

Of that amount, $4,802,258 was attributable to a decrease in mutual fund management fees as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.

o	This decrease in management fees was offset by a $2,097,800 decrease in performance fee adjustments paid out in the current period versus the prior period.
•	Distribution fee revenue decreased by $1,252,717, or 30.8 percent, as a result of lower average net assets under management upon which these fees are based.
•	Administrative services fee revenue decreased by $391,586, or 29.6 percent, as a result of lower average net assets under management upon which these fees are based.
•	Transfer agent fee revenue decreased by $976,147, or 26.6 percent, as a result of a decline in the number of shareholder accounts and the number of transactions.

Total consolidated other income for the year ended June 30, 2013, increased $439,528, or 248.4 percent, compared with the year ended June 30, 2012. This increase was primarily attributable to an increase in investment income as a result of changes in trading securities.

Expenses

Total consolidated expenses for the year ended June 30, 2013, decreased by $2,244,417, or 10.5 percent, compared with the prior year and was primarily attributable to the following:

•	Employee compensation and benefits decreased by $671,337, or 6.7 percent, primarily as a result of lower performance-based bonuses and fewer employees.
•	Platform fees decreased by $1,331,842, or 33.3 percent, primarily due to lower assets held through broker-dealer platforms.
•	Advertising decreased $320,201, or 27.1 percent, as a result of decreased marketing and sales costs.

Year Ended June 30, 2012, Compared with Year Ended June 30, 2011

The Company posted net income of $1,530,434 ($0.10 per share) for the year ended June 30, 2012, compared with net income of $7,832,647 ($0.51 per share) for the year ended June 30, 2011. This decrease in profitability is primarily attributable to the following factors:

Revenues

Total consolidated operating revenues for the year ended June 30, 2012, decreased $16,897,488, or 41.3 percent, compared with the year ended June 30, 2011. This decrease was primarily attributable to the following:

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

Other income, which consists of investment income, decreased by $1,185,529, or 117.5 percent, as a result of unrealized losses on trading securities.

Expenses

Total consolidated expenses for the year ended June 30, 2012, decreased by $8,552,385, or 28.6 percent, compared with the prior year and was primarily attributable to the following:

•	Employee compensation and benefits decreased by $2,476,461, or 19.9 percent, primarily as a result of lower performance-based bonuses and fewer employees.
•	General and administrative expenses decreased by $2,361,115, or 28.8 percent, primarily due to prior period software implementation and consulting expenses.
•	Platform fees decreased by $2,308,399, or 36.6 percent, primarily due to lower assets held through broker-dealer platforms.
•	Advertising decreased $1,281,471, or 52.0 percent, as a result of decreased marketing and sales costs.

Revenues

(Dollars in Thousands)	2013	2012	% Change	2012	2011	% Change
Investment advisory fees:
Natural resource funds	$9,302	$11,085	(16.1%)	$11,085	$20,341	(45.5%)
Emerging markets funds	2,170	2,991	(27.4%)	2,991	5,558	(46.2%)
Domestic equity funds	399	499	(20.0%)	499	672	(25.7%)
Fixed income funds	-	-	0.0%	-	-	0.0%

Total mutual fund advisory fees	11,871	14,575	(18.6%)	14,575	26,571	(45.1%)
Other advisory fees	318	358	(11.2%)	358	1,387	(74.2%)

Total investment advisory fees	12,189	14,933	(18.4%)	14,933	27,958	(46.6%)
Transfer agent fees	2,690	3,667	(26.6%)	3,667	5,011	(26.8%)
Distribution fees	2,817	4,070	(30.8%)	4,070	5,988	(32.0%)
Administrative services fees	929	1,321	(29.7%)	1,321	1,922	(31.3%)
Other revenues	40	37	8.1%	37	46	(19.6%)

Total Operating Revenue	18,665	24,028	(22.3%)	24,028	40,925	(41.3%)
Other Income (Loss)	263	(177)	248.6%	(177)	1,009	(117.5%)

Total Revenue	$18,928	$23,851	(20.6%)	$23,851	$41,934	(43.1%)

Investment Advisory Fees. Investment advisory fees, the largest component of the Company’s revenues, are derived from two sources: SEC-registered mutual fund advisory fees, which in fiscal year 2013 accounted for 97 percent of the Company’s total advisory fees, and offshore investment advisory fees, which accounted for three percent of total advisory fees.

SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.375 percent, and are paid monthly. These advisory fees decreased by approximately $2.7 million, or 18.6 percent, in fiscal year 2013 compared to fiscal year 2012 primarily as a result of decreased assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.

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

The fees on the nine equity USGIF funds consist of a base advisory fee that is adjusted upward or downward by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2013, the Company adjusted its base advisory fees downward by $133,011. For the year ended June 30, 2012, the Company adjusted its base advisory fees downward by $2,230,811. For the year ended June 30, 2011, the Company adjusted its base advisory fees upward by $2,380,608.

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

Transfer agent fees decreased by $976,147 and $1,344,053 in fiscal years 2013 and 2012, respectively, primarily as a result of a decline in the number of shareholder accounts and number of transactions.

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. On August 23, 2013, the Funds’ board of trustees agreed to continue the existing transfer agency contract with USSI until conversion to the new transfer agent, which is projected to be in December 2013. Transfer agent fees are based on the number of shareholder accounts as well as transactions and activity of shareholders. Therefore, the change in the Company’s revenue cannot be precisely estimated. Based on fiscal year 2013, the Company estimates that net transfer agency revenues are expected to decrease on an annual basis approximately $1.31 million and expenses will decrease approximately $1.47 million. (For additional details please see Note 20 to the Consolidated Financial Statements – Subsequent Events.)

Distribution Fees. The Funds pay USGB a distribution fee, at an annual rate of 0.25 percent of the average daily net assets of the investor class of each of the nine equity Funds. Distribution fees decreased by $1,252,717 and $1,918,511 in fiscal years 2013 and 2012, respectively, due to lower average net assets under management upon which these fees are based.

Administrative Services Fees. The Funds pay the Company compensation at an annual rate of 0.08 percent for each investor class and 0.06 percent for each institutional class of each Fund, based on average daily net assets for administrative services provided by the Company to the Funds. Administrative services fees decreased by $391,586 and $600,474 in fiscal years 2013 and 2012, respectively, due to lower average net assets under management upon which these fees are based. On August 23, 2013, the Funds’ board of trustees agreed to increase the rate from 0.08 percent to 0.10 percent for each investor class and from 0.06 percent to 0.08 percent for each institutional class plus $10,000 per Fund. This change is expected to take effect in December 2013.

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

Investment income increased by $385,000 in fiscal year 2013 due to unrealized gains in trading securities offset by realized losses on sales of trading securities. Investment income decreased by $1,185,529 in fiscal year 2012 due to unrealized losses in trading securities.

Included in investment income were other-than-temporary impairments of $47,459 in fiscal year 2013, $19,073 in fiscal year 2012, and $3,699 in fiscal year 2011.

Equity Investment Income. In fiscal year 2013, the Company made an investment that is accounted for under the equity method, as described in Note 3 to the consolidated financial statements. The Company’s proportional share of the investee’s net income of $54,528 was recorded in fiscal year 2013.

Expenses

(Dollars in Thousands)	2013	2012	% Change	2012	2011	% Change
Employee compensation and benefits	$9,320	$9,991	(6.7%)	$9,991	$12,468	(19.9%)
General and administrative	5,927	5,841	1.5%	5,841	8,201	(28.8%)
Platform fees	2,663	3,995	(33.3%)	3,995	6,304	(36.6%)
Advertising	862	1,182	(27.1%)	1,182	2,464	(52.0%)
Depreciation	275	282	(2.5%)	282	292	(3.4%)
Subadvisory fees	60	60	0.0%	60	175	(65.7%)

Total	$19,107	$21,351	(10.5%)	$21,351	$29,904	(28.6%)

Employee Compensation and Benefits. Employee compensation and benefits decreased by $671,337, or 6.7 percent, in fiscal year 2013, as a result of lower performance-based bonuses and fewer employees. Employee compensation and benefits decreased by $2,476,461, or 19.9 percent, in fiscal year 2012, as a result of lower performance-based bonuses and fewer employees.

Subadvisory Fees. Through September 2010, subadvisory fees were calculated as a percentage of average net assets of the two funds that are subadvised by a third party manager. From October 2010 to present, subadvisory fees are a flat fee per month. The subadvisory fees were the same in fiscal years 2013 and 2012. The decrease in subadvisory fees of $114,994, or 65.7 percent, in fiscal year 2012 from fiscal year 2011 is due to the restructured responsibilities of the third party subadviser.

General and Administrative. General and administrative expenses were relatively flat in fiscal year 2013 compared to fiscal year 2012. The decrease in general and administrative expenses of $2,361,115, or 28.8 percent, in fiscal year 2012 from fiscal year 2011 was primarily a result of prior period software implementation and consulting expenses.

Platform Fees. Broker-dealers typically charge an asset-based fee for assets held through their platforms. Platform fees decreased $1,331,842, or 33.3 percent, in fiscal year 2013 and decreased $2,308,399, or 36.6 percent, in fiscal year 2012 due to decreases in assets held through the broker-dealer platforms. The incremental assets received through the broker-dealer platforms are not as profitable as those received from direct shareholder accounts because of platform fees paid to various broker-dealers for the assets held through platforms.

Advertising. Advertising decreased by $320,201, or 27.1 percent, in fiscal year 2013 and decreased by $1,281,471, or 52.0 percent, in fiscal year 2012 as a result of reduced marketing and sales costs.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the basis of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance of $27,286 related to a charitable contribution carryover is included in deferred taxes at June 30, 2013.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2013, is as follows:

Contractual Obligations	Payments due by period
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$558,512	$197,497	$295,045	$65,970	$–
Contractual obligations	754,358	527,080	227,278	–	–

Total	$1,312,870	$724,577	$522,323	$65,970	$–

Operating leases consist of office and mailroom equipment leased from several vendors. Contractual obligations include educational and charitable organization pledges, commitments to fund a venture capital investment and agreements for services used in daily operations. Other contractual obligations not included in this table consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

The Board has authorized a monthly dividend of $0.005 per share through December 2013, at which time the Board will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2013 to December 2013 will be approximately $465,000.

Liquidity and Capital Resources

At fiscal year-end, the Company had net working capital (current assets minus current liabilities) of approximately $23.3 million and a current ratio (current assets divided by current liabilities) of 13.6 to 1. With approximately $18.1 million in cash and cash equivalents and $13.8 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $36.8 million, with cash, cash equivalents, and marketable securities comprising 82.4 percent of total assets.

The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and projected cash flow are expected to be sufficient to cover current expenses.

With the exception of the mutually agreed upon termination of the transfer agency agreement between USSI and USGIF, the investment advisory and related contracts between the Company or its subsidiaries and USGIF have been renewed through September 2014. With respect to offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.

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

Investments. The Company classifies its investments based on intent at the time of purchase and reevaluates and whether the Company is able to exercise significant influence such designation as of each reporting period date. The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

Trading Securities. Securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings.

Held-to-Maturity Securities. Investments in debt securities that are purchased with the intent and ability to hold until maturity are classified as held-to-maturity and measured at amortized cost. The Company currently has no investments in debt securities.

Available-for-sale Securities. Investments that are neither trading securities nor held-to-maturity securities and for which the Company does not have significant influence are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale.

The Company evaluates its available-for-sale investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the credit related decline as a realized loss in the Consolidated Statements of Operations and Comprehensive Income and a revised GAAP cost basis for the security is established. For available-for-sale securities with declines in value deemed other than temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income.

Equity Method Investments. Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of Other Income and increases or decreases to the carrying value of the investee. Distributions received from the investment reduce the Company’s carrying value of the investee. These investments are evaluated for impairment if events or circumstances arise that indicates that the carrying amount of such assets may not be recoverable.

No impairment has been recognized for the Company’s equity investment during the years presented.

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

The Company assesses uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 Income Taxes. Judgment is used to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

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

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. No options were granted in fiscal years 2013 or 2011. The Company measured the fair value of stock option granted in fiscal year 2012 for 5,000 shares on the date of grant using a Black-Scholes option-pricing model.

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

The table below summarizes the Company’s equity price risks as of June 30, 2013, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at June 30, 2013	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$4,758,220	25% increase	$5,947,775	$785,106
		25% decrease	$3,568,665	($785,106)
Available-for-sale ²	$9,053,111	25% increase	$11,316,389	$1,493,763
		25% decrease	$6,789,833	($1,493,763)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

U.S. Global Investors, Inc.

San Antonio, Texas

We have audited U.S. Global Investors, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of U.S. Global Investors, Inc. as of June 30, 2013 and 2012, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2013 and our report dated August 28, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
August 28, 2013

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders

U.S. Global Investors, Inc.

San Antonio, Texas

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2013 and 2012 and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Global Investors, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
August 28, 2013

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2013	June 30, 2012
Current Assets
Cash and cash equivalents	$18,085,226	$20,612,721
Trading securities, at fair value	4,758,220	5,216,139
Receivables
Mutual funds	1,356,606	1,709,507
Offshore clients	21,000	33,354
Income tax	140,792	407,377
Employees	5,500	900
Other	18,264	8,247
Prepaid expenses	604,701	606,048
Deferred tax asset	195,871	162,569

Total Current Assets	25,186,180	28,756,862

Net Property and Equipment	3,124,056	3,359,376

Other Assets
Deferred tax asset, long-term	677,539	815,245
Investment securities available-for-sale, at fair value	9,053,111	8,824,311
Investment in Galileo	654,528	-

Total Other Assets	10,385,178	9,639,556

Total Assets	$38,695,414	$41,755,794

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,289	$67,560
Accrued compensation and related costs	699,645	1,040,262
Dividends payable	232,402	927,820
Other accrued expenses	842,837	1,010,506

Total Current Liabilities	1,846,173	3,046,148

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,865,021 and 13,862,505 shares at June 30, 2013, and June 30, 2012, respectively	346,626	346,563
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,070,527 and 2,073,043 shares at June 30, 2013, and June 30, 2012, respectively	51,763	51,826
Additional paid-in-capital	15,654,397	15,547,907
Treasury stock, class A shares at cost; 463,958 and 472,685 shares at June 30, 2013, and June 30, 2012, respectively	(1,128,704)	(1,106,733)
Accumulated other comprehensive income, net of tax	652,218	466,268
Retained earnings	21,272,941	23,403,815

Total Shareholders’ Equity	36,849,241	38,709,646

Total Liabilities and Shareholders’ Equity	$38,695,414	$41,755,794

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended June 30,
	2013	2012	2011
Operating Revenues
Mutual fund advisory fees	$11,870,551	$14,575,009	$26,571,094
Distribution fees	2,816,939	4,069,656	5,988,167
Transfer agent fees	2,690,713	3,666,860	5,010,913
Administrative services fees	929,570	1,321,156	1,921,630
Other advisory fees	317,723	358,275	1,387,358
Other	39,754	36,614	45,896

	18,665,250	24,027,570	40,925,058

Operating Expenses
Employee compensation and benefits	9,320,168	9,991,505	12,467,966
General and administrative	5,926,810	5,840,566	8,201,681
Platform fees	2,663,262	3,995,104	6,303,503
Advertising	862,086	1,182,287	2,463,758
Subadvisory fees	60,000	60,000	174,994
Depreciation	274,479	281,760	291,705

	19,106,805	21,351,222	29,903,607

Operating Income (Loss)	(441,555)	2,676,348	11,021,451
Other Income (Loss)
Investment income (loss)	208,039	(176,961)	1,008,568
Equity in earnings of Galileo	54,528	-	-

Pretax Income (Loss)	(178,988)	2,499,387	12,030,019
Provision for Federal Income Taxes
Tax expense	15,224	968,953	4,197,372

Net Income (Loss)	(194,212)	1,530,434	7,832,647
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period	349,716	(463,867)	552,605
Less: reclassification adjustment for gains included in net income	(163,766)	(112,327)	(65,495)

Comprehensive Income (Loss)	$(8,262)	$954,240	$8,319,757

Basic Net Income (Loss) per Share	$(0.01)	$0.10	$0.51

Diluted Net Income (Loss) per Share	$(0.01)	$0.10	$0.51

Basic weighted average number of common shares outstanding	15,482,612	15,441,464	15,384,435
Diluted weighted average number of common shares outstanding	15,482,612	15,441,582	15,384,435

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2010 (13,862,445 shares of class A; 2,073,103 shares of class C)	$346,561	$51,828	$15,136,537	$(1,343,397)	$555,352	$21,444,991	$36,191,872
Purchases of stock under ESPP of 25,781 shares of Common Stock (class A)	-	-	129,311	60,363	-	-	189,674

Dividends declared	-	-	-	-	-	(3,695,344)	(3,695,344)

Stock bonuses	-	-	119,379	50,105	-	-	169,484

Stock-based compensation expense	-	-	(117,996)	-	-	-	(117,996)
Unrealized gain on securities available-for-sale (net of tax)	-	-	-	-	487,110	-	487,110

Net income	-	-	-	-	-	7,832,647	7,832,647

Balance at June 30, 2011 (13,862,445 shares of class A; 2,073,103 shares of class C)	346,561	51,828	15,267,231	(1,232,929)	1,042,462	25,582,294	41,057,447
Purchases of stock under ESPP of 28,998 shares of Common Stock (class A)	-	-	120,121	67,895	-	-	188,016
Conversion of 60 shares of class C common stock for class A common stock	2	(2)	-	-	-	-	-

Dividends declared	-	-	-	-	-	(3,708,913)	(3,708,913)

Stock bonuses	-	-	134,920	58,301	-	-	193,221

Stock-based compensation expense	-	-	25,635	-	-	-	25,635
Unrealized loss on securities available-for-sale (net of tax)	-	-	-	-	(576,194)	-	(576,194)

Net income	-	-	-	-	-	1,530,434	1,530,434

Balance at June 30, 2012 (13,862,505 shares of class A; 2,073,043 shares of class C)	346,563	51,826	15,547,907	(1,106,733)	466,268	23,403,815	38,709,646
Purchases of 55,052 shares of Common Stock (class A)	-	-	-	(173,608)	-	-	(173,608)
Purchases of stock under ESPP of 48,679 shares of Common Stock (class A)	-	-	69,064	116,159	-	-	185,223
Conversion of 2,516 shares of class C common stock for class A common stock	63	(63)	-	-	-	-	-

Dividends declared	-	-	-	-	-	(1,936,662)	(1,936,662)

Stock bonuses	-	-	27,886	35,478	-	-	63,364

Stock-based compensation expense	-	-	9,540	-	-	-	9,540
Unrealized gain on securities available-for-sale (net of tax)	-	-	-	-	185,950	-	185,950

Net loss	-	-	-	-	-	(194,212)	(194,212)

Balance at June 30, 2013 (13,865,021 shares of class A; 2,070,527 shares of class C)	$346,626	$51,763	$15,654,397	$(1,128,704)	$652,218	$21,272,941	$36,849,241

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(194,212)	$1,530,434	$7,832,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	274,479	281,760	291,705
Net recognized gain on disposal of fixed assets	-	(75,459)	154,216
Net recognized loss (gain) on securities	26,445	(157,668)	(135,759)
Net (income) from equity method investment	(54,528)	-	-
Provision for deferred taxes	8,612	(283,333)	321,117
Stock bonuses	63,364	193,221	169,484
Stock-based compensation expense	9,540	33,476	37,825
Changes in operating assets and liabilities:
Accounts receivable	617,223	1,387,434	(297,834)
Prepaid expenses	1,347	210,766	(60,420)
Trading securities	213,292	485,139	(631,192)
Accounts payable and accrued expenses	(504,557)	(1,788,724)	36,740

Total adjustments	655,217	286,612	(114,118)

Net cash provided by operating activities	461,005	1,817,046	7,718,529

Cash Flows from Investing Activities:
Purchase of property and equipment	(39,159)	(18,374)	(86,512)
Purchase of Galileo shares	(600,000)	-	-
Purchase of available-for-sale securities	(473,195)	(5,064,832)	(1,056,384)
Proceeds on sale of available-for-sale securities	744,319	170,192	201,772
Return of capital on investment	-	18,542	95,523

Net cash used in investing activities	(368,035)	(4,894,472)	(845,601)

Cash Flows from Financing Activities:
Issuance of common stock	185,223	188,016	189,674
Repurchases of common stock	(173,608)	-	-
Dividends paid	(2,632,080)	(3,705,765)	(3,692,185)

Net cash used in financing activities	(2,620,465)	(3,517,749)	(3,502,511)

Net increase (decrease) in cash and cash equivalents	(2,527,495)	(6,595,175)	3,370,417
Beginning cash and cash equivalents	20,612,721	27,207,896	23,837,479

Ending cash and cash equivalents	$18,085,226	$20,612,721	$27,207,896

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$118,000	$1,365,000	$4,360,000

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company formed two subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Guernsey) Limited (“USGG”), incorporated in Guernsey (on August 3, 2013, USGG was dissolved), and U.S. Global Investors (Bermuda) Limited (“USBERM”), incorporated in Bermuda. A third subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), was formed in March 2013 for corporate investment purposes as well. In addition, in July 2013, the Company created U.S. Global Indices, LLC, a Texas limited liability company, of which the Company is the sole member. U.S. Global Indices, LLC did not have operations during fiscal year 2013.

Note 2. Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, USGG, USBERM, USGB and USCAN.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Investments. The Company classifies its investments based on intent at the time of purchase and reevaluates and whether the Company is able to exercise significant influence such designation as of each reporting period date. The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

Trading Securities. Securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in earnings.

Held-to-Maturity Securities. Investments in debt securities that are purchased with the intent and ability to hold until maturity are classified as held-to-maturity and measured at amortized cost. The Company currently has no investments in debt securities.

Available-for-sale Securities. Investments that are neither trading securities nor held-to-maturity securities and for which the Company does not have significant influence are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale.

The Company evaluates its available-for-sale investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the credit related decline as a realized loss in the Consolidated Statements of Operations and Comprehensive Income and a revised GAAP cost basis for the security is established. For available-for-sale securities with declines in value deemed other than temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income.

Equity Method Investments. Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of Other Income and increases or decreases to the carrying value of the investee. Distributions received from the investment reduce the Company’s carrying value of the investee. These investments are evaluated for impairment if events or circumstances arise that indicates that the carrying amount of such assets may not be recoverable.

No impairment has been recognized for the Company’s equity investment during the years presented.

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

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2009 through 2012 remain open to examination by the tax jurisdictions to which the Company is subject.

Revenue Recognition. The Company earns substantially all of its revenues from advisory, administrative, distribution and transfer agency services. Mutual fund advisory, administrative, and distribution fees are calculated as a percentage of assets under management and are recorded as revenue as services are performed. Offshore advisory client contracts provide for monthly management fees, in addition to performance fees. The advisory contract for the USGIF equity funds provides for a performance fee on the base advisory fee that are calculated and recorded monthly. Transfer agency fees are calculated using a charge based upon the number of shareholder accounts serviced as well as transaction and activity-based fees. Revenue shown on the Consolidated Statements of Operations and Comprehensive Income are net of fee waivers.

Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.

Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. Net advertising expenditures were $862,086, $1,182,287, and $2,463,758 during fiscal years 2013, 2012, and 2011, respectively.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Earnings Per Share. The Company computes and presents earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. The Company has two classes of common stock with outstanding shares. Both classes share equally in dividend and liquidation preferences.

Recent Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standard Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirement for reporting net income or other comprehensive income but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 31, 2012 and is not expected to have a material impact on the consolidated financial statements.

Note 3. Purchase of Galileo Shares

In January 2013, the Company entered into a Stock Purchase Agreement with Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm, to purchase 50 percent of the issued and outstanding shares of Galileo for $600,000. The closing date of the transaction was March 31, 2013. Galileo will continue to have overall control of the operations and investment management activities of Galileo, including its management of the Galileo Funds. As the Company lacks control over the investee, the Company will account for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings. After one year, Galileo may terminate the agreement or allow the Company to purchase an additional 15 percent of its shares. Since the transaction closed on March 31, 2013, the Company is continuing to evaluate the transaction, and future changes to the amounts recorded could occur. There was no material basis difference between the cost of the Company’s investment in Galileo and the Company’s proportionate share of the underlying equity in net assets of Galileo. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.

Note 4. Share Repurchase Plan

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The share repurchase authorization expires at the end of calendar 2013. As of June 30, 2013, the Company had repurchased 55,052 class A shares using cash of $173,608. There remains approximately $2.576 million available for repurchase under this authorization.

Note 5. Investments

As of June 30, 2013, the Company held investments with a fair value of $13,811,331 and a cost basis of $13,522,891. The market value of these investments is approximately 35.7 percent of the Company’s total assets.

Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheet at their fair market value. Unrealized holding gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations and Comprehensive Income. Substantially all of the cash and cash equivalents included in the balance sheet on June 30, 2013, and June 30, 2012, are invested in USGIF money market funds.

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

Investment Activity

The following table summarizes investment activity over the last three fiscal years:

	Year Ended June 30,
	2013	2012	2011
Realized losses on sale of trading securities	$(244,627)	$(2,638)	$-
Trading securities, at cost	5,457,989	5,960,634	5,963,272
Trading securities, at fair value ¹	4,758,220	5,216,139	5,703,916
Net change in unrealized gains (losses) on trading securities (included in earnings)	44,728	(485,139)	631,192
Available-for-sale securities, at cost	8,064,902	8,117,844	3,081,439
Available-for-sale securities, at fair value ¹	9,053,111	8,824,311	4,660,928
Gross realized gains on sale of available-for-sale securities	265,641	179,379	139,458
Gross unrealized gains recorded in shareholders’ equity	1,289,689	951,631	1,596,949
Gross unrealized losses recorded in shareholders’ equity	(301,480)	(245,164)	(17,460)
Losses on available-for-sale securities deemed to have other-than-temporary declines in value	(47,459)	(19,073)	(3,699)

¹ These categories of securities are comprised primarily of equity investments, including those investments discussed in Note 17 regarding related party transactions.

The following summarizes investment income (loss) reflected in earnings for the periods discussed:

Investment Income (Loss)	Year Ended June 30,
	2013	2012	2011
Realized losses on sales of trading securities	$(244,627)	$(2,638)	$-
Realized gains on sales of available-for-sale securities	265,641	179,379	139,458
Unrealized gains (losses) on trading securities	44,728	(485,139)	631,192
Realized foreign currency gains (losses)	1,255	(1,583)	3,013
Other-than-temporary declines in available-for-sale securities	(47,459)	(19,073)	(3,699)
Dividend and interest income	188,501	152,093	238,604

Total Investment Income (Loss)	$208,039	$(176,961)	$1,008,568

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

	June 30, 2013 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$95	$(5)	$-	$-	$95	$(5)
Venture capital investments	163	(5)	-	-	163	(5)
Offshore fund	-	-	4,712	(288)	4,712	(288)
Mutual funds	3	(3)	-	-	3	(3)

Total available-for-sale securities	$261	$(13)	$4,712	$(288)	$4,973	$(301)

	June 30, 2012 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$135	$(52)	$-	$-	$135	$(52)
Offshore fund	4,811	(189)	-	-	4,811	(189)
Mutual funds	16	(4)	-	-	16	(4)

Total available-for-sale securities	$4,962	$(245)	$-	$-	$4,962	$(245)

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

The following tables present fair value measurements, as of each balance sheet date, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	June 30, 2013
	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Common stock	$22	$-	$-	$22
Mutual funds	3,950	-	-	3,950
Offshore fund	-	786	-	786

Total trading securities	3,972	786	-	4,758

Available-for-sale securities
Common stock	1,299	-	95	1,394
Venture capital investments	-	-	163	163
Mutual funds	2,784	-	-	2,784
Offshore fund	-	4,712	-	4,712

Total available-for-sale securities	4,083	4,712	258	9,053

Total Investments	$8,055	$5,498	$258	$13,811

	Fair Value Measurement using (in thousands)
	June 30, 2012
	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Common stock	$185	$26	$-	$211
Mutual funds	3,980	-	-	3,980
Offshore fund	-	1,025	-	1,025

Total trading securities	4,165	1,051	-	5,216

Available-for-sale securities
Common stock	1,228	-	-	1,228
Venture capital investments	-	-	168	168
Mutual funds	2,617	-	-	2,617
Offshore fund	-	4,811	-	4,811

Total available-for-sale securities	3,845	4,811	168	8,824

Total Investments	$8,010	$5,862	$168	$14,040

Approximately 58 percent of the Company’s financial assets, measured at fair value, are derived from Level 1 inputs, including SEC-registered mutual funds and equity securities traded on an active market; 40 percent of the Company’s financial assets, measured at fair value, are derived from Level 2 inputs, including investments in two offshore funds; and the remaining two percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during fiscal year 2013.

In Level 2, the Company has an investment in an offshore fund with a fair value of $785,990 that invests in companies in the energy and natural resource sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

The Company also has a Level 2 investment in an offshore fund with a fair value of $4,712,205 that invests in dividend-paying equity and debt securities of companies located around the world. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In Level 3, the Company held investments in one private company and one venture capital investment. These investments are measured at fair value using significant unobservable inputs on June 30, 2013. Fair value is based on cost adjusted for known changes in value.

During the quarter ended March 31, 2012, the Company redeemed its Level 3 investment in a venture capital investment that primarily invests in companies in the energy and precious metals sectors for a realized gain of $179,379.

The Company has a venture capital investment with a fair value of approximately $162,841 that primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of June 30, 2013, the Company has an unfunded commitment of $62,500 related to this investment.

The Company also has an investment in restricted shares of a private sports entertainment company with a fair value of approximately $95,066.

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Year Ended June 30,
	2013		2012
(Dollars in Thousands)	Venture Capital Investments	Common Stock	Venture Capital Investments	Common Stock
Beginning Balance	$168	$-	$243	$-
Return of capital	-	-	(19)	-
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	-	-	160	-
Included in other comprehensive income	(5)	-	(108)	-
Purchases, sales, issuances, and settlements	-	95	(108)	-
Transfers in and/or out of Level 3	-	-	-	-

Ending Balance	$163	$95	$168	$-

As discussed in Note 3, on March 31, 2013, the Company purchased 50% of the issued and outstanding shares of Galileo Global Equity Advisors Inc., a privately held Toronto-based asset management firm for $600,000. The Company accounts for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings. Included in other income in fiscal year 2013 is $54,528 of equity method earnings of Galileo.

Note 6. Investment Management, Transfer Agent, and Other Fees

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. Two of the thirteen Funds within USGIF, Emerging Europe Fund and Global Emerging Markets Fund, are subadvised by a third party subadviser, Charlemagne Capital (IOM) Limited (“Charlemagne”), although the Company has primary day-to-day management of both Funds. On March 1, 2010, three Funds, MegaTrends Fund, Global Resources Fund and World Precious Minerals Fund, began offering institutional class shares.

The advisory agreement for the nine equity Funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2013 and 2012, the Company realized a decrease in its base advisory fee of $133,011 and $2,230,811, respectively, and for the year ended June 30, 2011, the Company realized an increase in its base advisory fees of $2,380,608.

Effective September 30, 2009, the Company agreed to voluntarily cap the expenses of all thirteen Funds. These caps will continue on a modified and voluntary basis at the Company’s discretion. Effective May 1, 2013, the Company agreed to contractually limit the expenses of the two fixed income funds and the institutional class of Global Resources Fund through April 30, 2014. The aggregate fees waived and expenses borne by the Company were $3,328,326, $3,132,831 and $3,131,906 in 2013, 2012 and 2011 respectively.

The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse U.S. Treasury Securities Cash Fund and U.S. Government Securities Savings Fund to the extent necessary to maintain the respective Fund’s yield at a certain level as determined by the Company (Minimum Yield). For the fiscal year ended June 30, 2013, fees waived and/or expenses reimbursed as a result of this agreement were $719,660 and $484,206 for the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund, respectively.

The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the Funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the Funds’ yield to fall below the Minimum Yield. Thus, $1,562,956 of these waivers is recoverable by the Company through December 31, 2013; $1,604,076 through December 31, 2014; $1,245,458 through December 31, 2015; and $616,631 through December 31, 2016. Management believes these waivers could increase in the future. Such increases in fee waivers could be significant and will negatively impact the Company’s revenues and net income. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.

The Company continues to provide advisory services to three offshore clients and receives a monthly advisory fee based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.

USSI also serves as transfer agent to USGIF and receives fees based on the number of shareholder accounts as well as transaction- and activity-based fees. The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. On August 23, 2013, the Funds’ board of trustees agreed to continue the existing transfer agency contract with USSI until conversion to the new transfer agent, which is projected to be in December 2013. Additionally, the Company receives certain miscellaneous fees directly from USGIF shareholders. Included in transfer agent fees on the Statement of Operations are shareholder servicing fees based on the value of assets held through broker-dealer platforms. The Company will continue to receive the shareholder servicing fees.

The Company also receives distribution and administrative services fees form USGIF based on average net assets.

Note 7. Property and Equipment

Property and equipment are composed of the following:

	June 30,
	2013	2012
Building and land	$4,607,640	$4,568,481
Furniture, equipment, and other	1,708,261	1,708,261

	6,315,901	6,276,742
Accumulated depreciation	(3,191,845)	(2,917,366)

Net property and equipment	$3,124,056	$3,359,376

Depreciation expense totaled $274,479; $281,760; and $291,705 in 2013, 2012, and 2011, respectively.

Note 8. Other Accrued Expenses

Other accrued expenses consist of the following:

	June 30,
	2013	2012
Legal, professional and consulting fees	$326,315	$303,156
Vendors payable	236,065	179,434
Platform fees	194,399	295,383
Taxes payable	68,400	103,468
Performance fees	12,612	123,968
Subadvisory fees	5,000	5,000
Other	46	97

Other accrued expenses	$842,837	$1,010,506

Note 9. Borrowings

As of June 30, 2013, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement was renewed effective April 22, 2013, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The amended credit agreement will expire on May 31, 2014, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2013, the credit facility remains unutilized by the Company.

Note 10. Lease Commitments

The Company has operating leases for computers and equipment that expire between fiscal years 2014 and 2017. Lease expenses totaled $490,942, $572,148, and $610,256 in fiscal years 2013, 2012, and 2011, respectively. Minimum non-cancelable lease payments required under operating leases for the years subsequent to June 30, 2013, are as follows:

Fiscal Year	Amount
2014	$197,497
2015	163,105
2016	131,940
2017	65,970
2018	-

Total	$558,512

Note 11. Benefit Plans

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $219,611; $205,480; and $228,612 for fiscal years 2013, 2012, and 2011, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. The Company made no profit sharing contribution in fiscal year 2013. The Company made profit sharing contributions of $400,000 and $300,000 in fiscal years 2012 and 2011, respectively.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $78,706; $77,049; and $74,644 in fiscal years 2013, 2012, and 2011, respectively.

The Company has an Employee Stock Purchase Plan, subject to a current registration statement, whereby eligible employees can purchase treasury shares at market price, and the Company will match their contributions up to 3 percent of gross salary. During fiscal years 2013, 2012, and 2011, employees purchased 48,679; 28,998; and 25,781, respectively, shares of treasury stock from the Company.

Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2013.

Note 12. Shareholders’ Equity

The monthly dividend of $0.005 is authorized through December 2013 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

During fiscal year 2013, the Company repurchased 55,052 class A shares on the open market using cash of $173,608. During the fiscal years ended June 30, 2012 and 2011, the Company did not purchase any of its class A common stock.

The Company did not grant any shares of class A common stock to employees during fiscal year 2013. During the years ended June 30, 2012, and 2011, the Company granted 15,600 and 35,300 shares, respectively, of class A common stock to certain employees at a weighted average fair value on grant date of $4.73 and $8.12, respectively. Grants vest immediately after issuance.

The Company granted 3,600; 3,600; and 3,300 shares of class A common stock at a weighted average fair value of $4.16, $6.65, and $8.10 to its non-employee Directors in fiscal years 2013, 2012, and 2011, respectively. Grants vest immediately after issuance.

Shareholders of class C shares are allowed to convert to class A. During fiscal years 2013, 2012, and 2011, 2,516; 60; and 0 shares, respectively, were converted from class C to class A.

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. As of June 30, 2013, there were no options outstanding under the 1989 Plan.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. No options were granted in fiscal year 2013. One option for 5,000 shares was granted in fiscal year 2012 with a fair value, net of tax, of $8,052. The option will vest over five years with 20 percent vesting on each anniversary date. No options were granted in fiscal year 2011.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions for the option granted in fiscal year 2012: expected volatility factor based on historical volatility of 49.9 percent, risk-free interest rate of 2.4 percent and an expected life of 5.67.

Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Yrs	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2010	55,300	$19.21
Granted	-	n/a
Exercised	-	n/a
Forfeited	30,000	$19.06

Outstanding June 30, 2011	25,300	$19.40
Granted	5,000	$6.54
Exercised	-	n/a
Forfeited	1,300	$22.63

Outstanding June 30, 2012	29,000	$17.03
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a

Outstanding June 30, 2013	29,000	$17.03	5.04	$200,336

As of June 30, 2013, 2012, and 2011, exercisable employee stock options totaled 25,000; 22,000; and 20,180 shares and had weighted average exercise prices of $18.71, $19.21, and $19.78 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2013, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($ )
1997 Plan Class A	06/20/07	2,000	3.97	$24.74	2,000	$24.74
	10/03/07	20,000	4.25	$19.36	20,000	$19.36
	10/07/09	2,000	6.27	$12.31	2,000	$12.31
	08/23/11	5,000	8.15	$6.54	1,000	$6.54

		29,000	5.04	$17.03	25,000	$18.71

Note 13. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. At June 30, 2013, the current deferred tax asset primarily consists of temporary differences in the deductibility of prepaid expenses, accrued liabilities and stock-based compensation, as well as unrealized gains on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other than temporary impairments on available-for-sale securities and capital loss carryovers.

For federal income tax purposes at June 30, 2013, the Company has capital loss carryovers of approximately $1.6 million expiring in fiscal year 2018. The Company also has charitable contribution carryovers of approximately $80,000 expiring in fiscal year 2018.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2013, a $27,286 valuation allowance was included related to the charitable contribution carryover. No valuation allowance was included at June 30, 2012, or 2011.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is:

	Year ended June 30,
	2013	% of Pretax	2012	% of Pretax	2011	% of Pretax
Tax expense (benefit) at statutory rate	$(60,856)	34.0%	$849,792	34.0%	$4,090,206	34.0%
Nondeductible membership dues	26,853	-15.0%	27,491	1.1%	27,929	0.2%
Nondeductible meals and entertainment	44,294	-24.7%	40,720	1.7%	42,959	0.4%
Other	4,933	-2.8%	50,950	2.0%	36,278	0.3%

Total tax expense	$15,224	-8.5%	$968,953	38.8%	$4,197,372	34.9%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
	2013	2012	2011
Current tax expense	$6,612	$1,252,286	$3,876,255
Deferred tax expense (benefit)	8,612	(283,333)	321,117

Total tax expense	$15,224	$968,953	$4,197,372

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective statutory tax rate (34.0 percent for 2013 and 2012) are as follows:

	Year ended June 30,
	2013	2012
Book/tax differences in the balance sheet
Trading securities	$237,921	$253,128
Prepaid expenses	(152,391)	(201,124)
Accumulated depreciation	85,208	60,837
Available-for-sale securities & equity method	(74,070)	640,280
Accrued expenses	110,341	110,564
Stock-based compensation expense	117,372	114,129
Tax Carryovers
Capital loss carryover	549,029	-
Charitable contributions carryover	27,286	-
Valuation Allowance	(27,286)	-

Net deferred tax asset	$873,410	$977,814

Note 14. Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2013	2012	2011
Basic and diluted net income (loss)	$(194,212)	$1,530,434	$7,832,647
Weighted average number of outstanding shares
Basic	15,482,612	15,441,464	15,384,435
Effect of dilutive securities
Employee stock options	-	118	-

Diluted	15,482,612	15,441,582	15,384,435

Earnings (loss) per share
Basic	($0.01)	$0.10	$0.51
Diluted	($0.01)	$0.10	$0.51

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the year ended June 30, 2013, employee stock options for 29,000 shares were excluded from diluted EPS. For the year ended June 30, 2012, employee stock options for 24,000 shares were excluded from diluted EPS. For the year ended June 30, 2011, employee stock options for 25,300 shares were excluded from diluted EPS. During fiscal year 2013, the Company repurchased 55,052 class A shares on the open market using cash of $173,608. The Company did not repurchase any shares of its class A common stock on the open market during fiscal years 2012 or 2011 or from employees during fiscal years 2013, 2012 or 2011. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

Note 15. Comprehensive Income

The Company has disclosed the components of comprehensive income in the Consolidated Statements of Operations and Comprehensive Income.

	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
June 30, 2011
Unrealized gains (losses) on available-for-sale securities	$837,281	$(284,676)	$552,605
Less: reclassification adjustment for gains (losses) included in net income	(99,235)	33,740	(65,495)

Other comprehensive income (loss)	$738,046	$(250,936)	$487,110

June 30, 2012
Unrealized gains (losses) on available-for-sale securities	$(702,829)	$238,962	$(463,867)
Less: reclassification adjustment for gains (losses) included in net income	(170,192)	57,865	(112,327)

Other comprehensive income (loss)	$(873,021)	$296,827	$(576,194)

June 30, 2013
Unrealized gains (losses) on available-for-sale securities	$529,873	$(180,157)	$349,716
Less: reclassification adjustment for gains (losses) included in net income	(248,131)	84,365	(163,766)

Other comprehensive income (loss)	$281,742	$(95,792)	$185,950

Note 16. Financial Information by Business Segment

The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Year ended June 30, 2011
Net operating revenues	$40,925,058	$—	$40,925,058

Net other income	2,887	1,005,681	1,008,568

Net income before income taxes	11,034,140	995,879	12,030,019

Depreciation	291,705	—	291,705

Capital expenditures	86,512	—	86,512

Year ended June 30, 2012
Net operating revenues	$24,066,909	$—	$24,066,909

Net other income (loss)	2,684	(179,645)	(176,961)

Net income (loss) before income taxes	2,690,689	(191,302)	2,499,387

Depreciation	281,760	—	281,760

Capital expenditures	18,374	—	18,374

Year ended June 30, 2013
Net operating revenues	$18,665,250	$—	$18,665,250

Net other income	2,317	260,250	262,567

Net income (loss) before income taxes	(425,724)	246,736	(178,988)

Depreciation	274,479	—	274,479

Capital expenditures	39,159	—	39,159

Gross identifiable assets at June 30, 2013	23,288,449	14,533,555	37,822,004
Deferred tax asset			873,410

Consolidated total assets at June 30, 2013			$38,695,414

Note 17. Related Party Transactions

On June 30, 2013, and June 30, 2012, respectively, the Company had $29.7 million and $32.9 million at fair value invested in USGIF and offshore clients the Company advises, and these amounts were included in the balance sheet in cash and cash equivalents and trading securities. The Company recorded $113,787, $117,234, and $238,604 in dividend income and ($146,544), $50,480, and $725,512 in net unrealized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2013, 2012, and 2011, respectively. Receivables from mutual funds shown on the Consolidated Balance Sheets represent amounts due the Company and its wholly-owned subsidiaries for investment advisory fees, administrative fees, distribution fees, transfer agent fees and out-of-pocket expenses, net of amounts payable to the mutual funds. Frank Holmes, a director and Chief Executive Officer of the Company, is a trustee of USGIF.

The Company provides advisory services for the Meridian Global Gold and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a performance fee, if any, based on the overall increase in value of the net assets in the fund. The Company recorded fees totaling $145,054, $211,960, and $1,129,271 for the years ended June 30, 2013, 2012, and 2011, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is a director of Meridian Global Gold and Resources Fund Ltd. and Meridian Fund Managers Ltd., the manager of the Meridian Global Gold and Resources Fund Ltd.

The Company provides advisory services for the Meridian Global Energy and Resources Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a performance fee, if any, based on the overall increase in value of the net assets in the fund. The Company recorded fees totaling $99,663, $122,182, and $258,087 for the years ended June 30, 2013, 2012, and 2011, respectively. Mr. Holmes is a director of Meridian Global Energy and Resources Fund Ltd. and Meridian Fund Managers Ltd., the manager of the Meridian Global Energy and Resources Fund Ltd. In addition, the Company has an investment in the Meridian Global Energy and Resources Fund Ltd. classified as trading with a fair value of $785,990 on June 30, 2013.

The Company provides advisory services for the Meridian Global Dividend Income Fund Ltd., an offshore fund. The Company receives a monthly advisory fee and a performance fee, if any, based on the overall increase in value of the net assets in the fund. The Company recorded fees totaling $73,006 for the year ended June 30, 2013 and $24,133 for the year ended June 30, 2012, the first year in which services were provided. Mr. Holmes is a director of Meridian Global Dividend and Income Fund Ltd. and Meridian Fund Managers Ltd., the manager of the Meridian Global Dividend Income Fund Ltd. In addition, the Company has an investment in the Meridian Global Dividend and Income Fund Ltd. classified as available-for-sale with a fair value of $4,712,205 at June 30, 2013.

The Company owns a position in Charlemagne Capital Limited on June 30, 2013, with a fair value of approximately $719,550 and recorded as an available-for-sale security. Charlemagne Capital (IOM) Limited, a wholly owned subsidiary of Charlemagne Capital Limited, specializes in emerging markets and is the non-discretionary subadviser to the Emerging Europe Fund and Global Emerging Markets Fund, two funds in USGIF.

Note 18. Contingencies and Commitments

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

The Board has authorized a monthly dividend of $0.005 per share through December 2013, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2013 to December 2013 will be approximately $465,000.

Note 19. Selected Quarterly Financial Data (Unaudited)

Note that some rows may not add to the correct annual total due to rounding.

Fiscal 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Operating revenues	$4,777	$5,330	$4,788	$3,770
Operating expenses	4,888	5,186	4,686	4,347
Other income (loss)	201	161	(16)	(83)
Pretax income (loss)	90	305	86	(660)
Net income (loss)	49	166	41	(450)
Comprehensive income (loss)	151	(31)	470	(598)
Earnings (loss) per share:
Basic	$-	$0.01	$-	$(0.02)
Diluted	$-	$0.01	$-	$(0.02)

Fiscal 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands except per share figures)
Operating revenues	$8,344	$5,737	$5,073	$4,874
Operating expenses	6,630	5,217	4,743	4,761
Other income (loss)	(552)	143	465	(233)
Pretax income (loss)	1,162	663	795	(120)
Net income (loss)	750	409	487	(116)
Comprehensive income (loss)	309	436	639	(430)
Earnings (loss) per share:
Basic	$0.05	$0.03	$0.03	$(0.01)
Diluted	$0.05	$0.03	$0.03	$(0.01)

Note 20. Subsequent Events

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. On August 23, 2013, the Funds’ board of trustees agreed to continue the existing transfer agency contract with USSI until conversion to the new transfer agent, which is projected to be in December 2013.

Transfer agent fees are based on the number of shareholder accounts as well as transactions and activity of shareholders. Therefore, the change in the Company’s revenue cannot be precisely estimated. Based on fiscal year 2013, the Company estimates that net transfer agency revenues will decrease on an annual basis approximately $1.31 million and expenses will decrease approximately $1.47 million. The Company has estimated that the transition costs will range from $150,000 to $375,000; these will be recognized in fiscal year 2014. The Company will continue to receive shareholder servicing fees based on the assets held through broker-dealer platforms. These shareholder servicing fees, included in transfer agent fees in the Consolidated Statements of Operations and Comprehensive Income, amounted to $1.38 million in fiscal year 2013. On August 23, 2013, the Funds’ board of trustees also approved an increase to the administrative services fees paid to the Company. The new fees, projected to be effective in December 2013, will change from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each Fund, based on average daily net assets, plus $10,000 per Fund.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on the Company’s assessment, management believes that, as of June 30, 2013, the Company’s management has maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, has been audited by BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Its report appears in Item 8.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B. Other Information

In light of Frank Holmes’ ownership of 99.71 percent of the class C voting shares, the Company is eligible to rely on the exemption from certain of the NASDAQ corporate governance listing requirements relating to the independence of the Board of Directors and certain committees that is afforded to controlled companies. Under NASDAQ rules, a controlled company is a company of which more than 50 percent of the voting power for the election of directors is held by an individual, a group or another company.

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. On August 23, 2013, the Funds’ board of trustees agreed to continue the existing transfer agency contract with USSI until conversion to the new transfer agent, which is projected to be in December 2013.

Based on fiscal year 2013, the Company estimates that net transfer agency revenues are expected to decrease on an annual basis approximately $1.31 million and expenses will decrease approximately $1.47 million. The Company has estimated that the transition costs of one-time termination benefits and contract termination costs will range from $150,000 to $375,000; these will be recognized in fiscal year 2014.

On August 23, 2013, the Funds’ board of trustees also approved an increase to the administrative services fees paid to the Company. The new fees, projected to be effective in December 2013, will change from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each Fund, based on average daily net assets, plus $10,000 per Fund.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:

Name	Age	Position
Frank E. Holmes	58

Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served as Trustee of U.S. Global Investors Funds since August 1989 and Trustee of U.S. Global Accolade Funds from April 1993 to October 2008. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006, Director of Meridian Global Dividend Income Fund since April 2011 and Chairman of Endeavour Financial Corp. from October 2005 to November 2008. Mr. Holmes served as Director, President, and Secretary of F.E. Holmes Organization, Inc. from July 1978 to July 2009.

Jerold H. Rubinstein	75

Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Director, Chairman of the Board and CEO of Stratus Media Group, Inc. since April 2011. Director, Chief Executive Officer, and Chairman of the Board for ProElite, Inc. since June 2012. Founder and Chief Executive Officer of Music Imaging & Media, Inc. from July 2002 to January 2010. Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010.

Roy D. Terracina	66

Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Chairman of the Board of Our Lady of the Lake University since May 2010.

Thomas F. Lydon, Jr.	53

Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Trustee, Rydex/SGI from June 2005 to February 2012. Trustee, Guggenheim Investments since February 2012.

Susan B. McGee	54

President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Catherine A. Rademacher	53	Chief Financial Officer of the Company from August 2004 to July 12, 2013. Controller of the Company from April 2004 until August 2004.

Lisa C. Callicotte	40

Chief Financial Officer of the Company since July 12, 2013. Controller of the Company from July 2009 until July 2013. Prior to joining the Company, Ms. Callicotte was employed with Ernst & Young LLP from January 1997 to July 2009.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2013 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held six meetings over the past fiscal year. All incumbent directors attended 75 percent or more of the Board meetings and meetings of the committees on which they served during the last fiscal year. Directors are encouraged to attend the Annual Meeting of Shareholders. Three of the four directors attended the 2012 Annual Meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

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

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2013, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”), and an audit of the effectiveness of U.S. Global’s internal control over financial reporting in accordance with the standards of the PCAOB and to issue its reports thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the PCAOB in Rule 3200T, which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2013 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2013.

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

Compensation Committee Interlocks and Insider Participation. During fiscal year 2013, the Compensation Committee consisted of Roy D. Terracina, Thomas F. Lydon, Jr., and Jerold H. Rubinstein. All members of the Compensation Committee were independent directors, and no member was an employee or former employee. During fiscal year 2013, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Compensation Committee.

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

Compliance with Section 16(a) of the 1934 Act

Section 16(a) of the 1934 Act requires directors and officers of the Company and persons who own more than 10 percent of the Company’s class A common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the stock. Directors, officers and more than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2013, its officers and directors, and all of the persons known to it to own more than 10 percent of its common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO, and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2013. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

Setting Executive Compensation

The Compensation Committee of our Board of Directors is responsible for reviewing and approving corporate goals and objectives relevant to the CEO, Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The Board appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the Compensation Committee, and there are no Compensation Committee interlocks to report. The Compensation Committee has a charter that is available for review on our website at www.usfunds.com by clicking “About Us,” followed by “Investor Relations,” then “Policies and Procedures.”

The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal year 2013.

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

Mr. Holmes also receives a bonus when our investment team meets their performance goals. The bonus is based on calculated fund performance bonuses of the investment team and is in recognition of Mr. Holmes’ creation and oversight of the investment processes and strategy.

In addition, Mr. Holmes receives a percentage of offshore fund management and performance fees in recognition of attracting and managing offshore client accounts and a percentage of realized gains on investments, offset by realized losses and other-than-temporary write-downs, in recognition of his expertise in managing the investments of the company.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2013 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Mr. Holmes considered a matrix of factors in reviewing the performance of, and compensation for, the CFO, Catherine Rademacher. Mr. Holmes considered such things as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified S-Ox and audit results and the cost of living in San Antonio. Ms. Rademacher received a monthly bonus when certain fund performance criteria were met and a monthly bonus when certain other financial metrics were met. Occasionally, Ms. Rademacher received discretionary bonuses for the completion of special projects.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (1989 Plan) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2013, no stock options were granted. As of June 30, 2013, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (1997 Plan), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (SARs) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2013, no stock options were granted. As of June 30, 2013, 581,300 options had been granted, 257,000 shares had been exercised, 295,300 options had expired, 29,000 options remained outstanding and 114,000 options are available for grant.

2010 Stock Incentive Plan

In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2013, no stock bonuses were awarded to NEOs.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $17,500 in calendar year 2013. An additional “catch-up” pretax contribution of up to $5,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the Board to authorize a profit sharing contribution. Profit sharing contributions of $0, $400,000, and $300,000 were made in fiscal years 2013, 2012, and 2011, respectively.

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

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3 percent of gross salary. During fiscal years 2013, 2012, and 2011, employees purchased 48,679; 28,998; and 25,781 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the Board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2013 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2013, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($) [1]	All Other Compensation ($)		Total ($)
Frank E. Holmes	2011	421,799	6,300	—	880,591	150,012		1,458,702
Chief Executive Officer	2012	421,799	6,200	—	257,175	162,336		847,510
Chief Investment Officer	2013	411,799	6,300	—	229,979	122,616	[2]	770,694

Catherine A. Rademacher [5]	2011	98,006	98,416	28,780	—	31,211		256,413
Chief Financial Officer	2012	100,021	62,226	12,374	—	37,496		212,117
	2013	101,004	48,618	—	—	18,382	[3]	168,004

Susan B. McGee	2011	256,895	74,898	16,600	120,263	131,311		599,967
President	2012	258,041	35,891	11,539	44,758	147,083		497,312
General Counsel	2013	258,396	28,935	—	48,150	132,026	[4]	467,507

[1]	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.

[2]

Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $56,248 in insurance, (ii) $32,033 in matched contributions, (iii) $13,400 in memberships, (iv) $6,000 in trustee fees, and (v) $14,935 in miscellaneous items.

[3]	Represents amounts paid by us on behalf of Ms. Rademacher as follows: (i) $9,675 in matched contributions, (ii) $6,554 in memberships, and (iii) $2,153 in miscellaneous items.

[4]	Represents amounts paid us on behalf of Ms. McGee as follows: (i) $72,526 in insurance, (ii) $25,210 in matched contributions, (iii) $18,047 in memberships, and (iv) $16,243 in miscellaneous items.

[5]	Ms. Rademacher separated her employment effective July 12, 2013, and was replaced as CFO by Ms. Lisa C. Callicotte.

No stock awards were granted to the named executive officer in fiscal year 2013.

During fiscal year 2013, there were no exercises of stock options, vesting of restricted stock or options outstanding for any of the named executive officers.

The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the chairman of the Board. The Company grants each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2013, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
Jerold H. Rubinstein	$88,320	$4,997	$93,317
Roy D. Terracina	$28,320	$4,997	$33,317
Thomas F. Lydon, Jr.	$24,000	$4,997	$28,997

[1]	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman.
[2]	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2013.

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

Jerold H. Rubinstein

Roy D. Terracina

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 14, 2013, there were 2,070,527 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.71%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 14, 2013, there were 13,401,843 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned		Percent of Class (%)
Royce & Associates, LLC – New York, NY [1]	2,078,000	[1]	15.51%
Financial & Investment Management Group, Ltd. – Traverse City, MI [2]	1,855,242	[2]	13.84%

[1]	Information is from Schedule 13F for the period ending June 30, 2013, filed with the SEC on August 7, 2013.
[2]	Information is from Schedule 13F for the period ending June 30, 2013, filed with the SEC on August 5, 2013.

Security Ownership of Management

The following table sets forth, as of August 14, 2013, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

Beneficial Owner	Class C Common Stock		Class A Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.71%	317,228	2.37%
Catherine A. Rademacher, CFO [1]	—	—	23,489	0.18%
Susan B. McGee, President, General Counsel	—	—	86,060	0.64%
Jerold H. Rubinstein, Director	—	—	6,900	0.05%
Roy D. Terracina, Director	—	—	40,900	0.31%
Thomas F. Lydon, Jr., Director	—	—	6,900	0.05%

All directors and executive officers as a group (six persons)	2,064,560	99.71%	481,477	3.59%

[1]	Ms. Rademacher separated her employment effective July 12, 2013, and was replaced as CFO by Ms. Lisa C. Callicotte.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	-	-	717,000
1997 Non-Qualified Stock Option Plan [2]	29,000	$17.03	114,000
Employee Stock Purchase Plan [3]	N/A	N/A	20,610
2010 Stock Incentive Plan [4]	N/A	N/A	88,600

Total	29,000		940,210

[1]	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

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

[4]

The Company has adopted a stock incentive plan to provide eligible persons in the Company’s service an opportunity to acquire common stock of the Company. There are authorized shares of treasury stock reserved for issuance under the plan for which a registration statement was filed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

U.S. Global is invested in several of the mutual funds it manages. See Note 17 to the Consolidated Financial Statements, which incorporates the information of the relationships and related transaction for this Item 13. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2013, and 2012, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
	2013	2012
Audit fees [1]	$318,300	$325,000
Audit-related fees [2]	10,000	10,000
Tax fees [3]	44,865	53,285

Total fees	$373,165	$388,285

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

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2013, and 2012 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The Consolidated Financial Statements including:

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Balance Sheets as of June 30, 2013, and June 30, 2012

•	Consolidated Statements of Operations and Comprehensive Income for the three years ended June 30, 2013

•	Consolidated Statements of Shareholders’ Equity for the three years ended June 30, 2013

•	Consolidated Statements of Cash Flows for the three years ended June 30, 2013

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarterly report ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817).

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076).

10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422).

10.2	Amended and Restated Transfer Agency Agreement, dated January 15, 2010, by and between U.S. Global Investors Funds and United Shareholder Services, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.3	Amended and Restated Administrative Services Agreement, dated May 29, 2013, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., included herein.

10.4	Amended and Restated Distribution Plan Pursuant to Rule 12b-1 Plan, dated January 15, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 105 filed February 26, 2010 (EDGAR Accession No. 0000950123-10-018191).

10.5	Amended and Restated Distribution Agreement dated March 4, 2010, by and between U.S. Global Investors Funds and U.S. Global Brokerage, Inc., incorporated by reference to Post-Effective Amendment 107 filed April 30, 2010 (EDGAR Accession No. 0001104659-10-024038).

10.6	United Services Advisors, Inc. 1985 Incentive Stock Option Plan as amended November 1989 and December 1991, incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.7	United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004).

10.8	U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003).

10.9	Line of Credit Note dated June 3, 2005, between the Company and JP Morgan Chase Bank N.A., incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for fiscal year ended June 30, 2006 (EDGAR Accession No. 0000950134-06-017619).

10.10	2010 Stock Incentive Plan, incorporated by reference, filed on September 26, 2011 (EDGAR Accession No. 0000950123-11-082564).

10.11	Reserved

10.12	Amendment dated February 26, 2009 to Credit Agreement dated June 3, 2005, and Line of Credit Note dated February 26, 2009 by and between the Company and JP Morgan Chase Bank N.A., incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

10.13	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended May 9, 2005, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012469).

10.14	Registration statement for the U.S. Global Investors, Inc. 401(k) Plan, as amended January 1, 2007, incorporated by reference, filed July 8, 2008 (EDGAR Accession No. 0000950134-08-012468).

10.15	Registration statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, as amended April 28, 2009, incorporated by reference, filed April 30, 2009 (EDGAR Accession No. 0000950134-09-008950).

10.16	Note Modification Agreement dated March 26, 2013, by and between the Company and JPMorgan Chase Bank, N.A., included herein.

14.01	Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 23, 2009, incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

14.02	Code of Ethics, adopted June 28, 1989, and amended October 3, 2012, incorporated by reference to Post-Effective Amendment 113 filed May 1, 2013 (EDGAR Accession No. 0001104659-13-035762).

21	List of Subsidiaries of the Company, included herein.

23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.

24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.

101.INS	INS XBRL Instance Document.

101.SCH	SCH XBRL Taxonomy Extension Schema Document.

101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GLOBAL INVESTORS, INC.

	By:	/s/ Frank E. Holmes
FRANK E. HOLMES
Date: August 28, 2013	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Frank E. Holmes
FRANK E. HOLMES	Chief Executive Officer Chief Investment Officer Director	August 28, 2013

* /s/ Thomas F. Lydon, Jr.
THOMAS F. LYDON, JR.	Director	August 28, 2013

* /s/ Jerold H. Rubinstein
JEROLD H. RUBINSTEIN	Chairman, Board of Directors	August 28, 2013

* /s/ Roy D. Terracina
ROY D. TERRACINA	Director	August 28, 2013

/s/ Lisa C. Callicotte
LISA C. CALLICOTTE	Chief Financial Officer	August 28, 2013

*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		August 28, 2013