Form 10-Q
period 2013-09-30
U S GLOBAL INVESTORS INC
filed 2013-11-07
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 Callaghan Road San Antonio, Texas	78229-1234 (Zip Code)
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

YES [ ]                                NO [X]

On October 21, 2013, there were 13,865,757 shares of Registrant’s class A nonvoting common stock issued and 13,399,699 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,791 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 1 OF 25

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2013	June 30, 2013
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$18,822,531	$18,085,226
Trading securities, at fair value	4,866,924	4,758,220
Receivables
Mutual funds	886,658	964,461
Offshore clients	14,700	21,000
Income tax	482,281	140,792
Employees	-	5,500
Other	30,402	16,140
Prepaid expenses	393,405	604,701
Deferred tax asset	177,921	195,871

Total Current Assets	25,674,822	24,791,911

Net Property and Equipment	3,022,117	3,084,860

Other Assets
Deferred tax asset, long term	490,431	677,539
Investment securities available-for-sale, at fair value	8,223,809	9,053,111
Investment in Galileo	647,340	654,528
Total assets held related to discontinued operations	278,449	420,853

Total Other Assets	9,640,029	10,806,031

Total Assets	$38,336,968	$38,682,802

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$145,157	$71,289
Accrued compensation and related costs	703,733	686,562
Dividends payable	232,324	232,402
Other accrued expenses	799,777	770,024
Total liabilities held related to discontinued operations	64,648	73,284

Total Current Liabilities	1,945,639	1,833,561

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,865,757 and 13,865,021 shares at September 30, 2013, and June 30, 2013, respectively	346,644	346,626
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,791 and 2,070,527 shares at September 30, 2013, and June 30, 2013, respectively	51,745	51,763
Additional paid-in-capital	15,662,317	15,654,397
Treasury stock, class A shares at cost; 460,928 and 463,958 shares at September 30, 2013, and June 30, 2013, respectively	(1,126,302)	(1,128,704)
Accumulated other comprehensive income, net of tax	453,404	652,218
Retained earnings	21,003,521	21,272,941

Total Shareholders’ Equity	36,391,329	36,849,241

Total Liabilities and Shareholders’ Equity	$38,336,968	$38,682,802

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 2 OF 25

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Operating Revenues
Mutual fund advisory fees	$2,036,800	$2,916,863
Distribution fees	530,921	771,562
Shareholder service fees	260,658	379,331
Administrative services fees	171,344	254,224
Other advisory fees	52,278	90,562

	3,052,001	4,412,542

Operating Expenses
Employee compensation and benefits	1,882,265	2,157,691
General and administrative	1,526,271	1,340,870
Platform fees	508,763	715,406
Advertising	133,195	160,623
Depreciation	62,743	67,038
Subadvisory fees	15,000	15,000

	4,128,237	4,456,628

Operating Loss	(1,076,236)	(44,086)

Other Income (Loss)
Investment income	1,060,650	200,651
Equity in earnings of Galileo	(7,188)	-

Income (Loss) from Continuing Operations Before Income Taxes	(22,774)	156,565
Provision for Federal Income Taxes
Tax expense (benefit)	(14,006)	63,526

Income (Loss) from Continuing Operations	(8,768)	93,039
Discontinued Operations (Note 12)
Loss from operations of discontinued transfer agent	(43,401)	(67,029)
Tax benefit	(14,756)	(22,790)

Loss on Discontinued Operations	(28,645)	(44,239)
Net Income (Loss)	(37,413)	48,800
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period (net of tax expense of $195,198)	378,914	101,800
Less: reclassification adjustment for gains/losses included in investement income (net of tax benefit of $297,617)	(577,728)	-

Comprehensive Income (Loss)	$(236,227)	$150,600

Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$0.00	$0.00
Loss from discontinued operations	0.00	0.00

Net income (loss)	$0.00	$0.00

Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$0.00	$0.00
Loss from discontinued operations	0.00	0.00

Net income (loss)	$0.00	$0.00

Basic weighted average number of common shares outstanding	15,471,268	15,475,887
Diluted weighted average number of common shares outstanding	15,471,268	15,475,887

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 3 OF 25

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(37,413)	$48,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,452	68,747
Net recognized gain on securities	(875,346)	-
Net loss from equity method investment	7,188	-
Provision for deferred taxes	307,477	2,428
Stock bonuses	2,607	53,189
Stock-based compensation expense	610	7,710
Changes in operating assets and liabilities:
Accounts receivable	(125,453)	(163,462)
Prepaid expenses	211,296	129,451
Trading securities	(108,704)	(171,580)
Accounts payable and accrued expenses	112,156	22,728

Total adjustments	(403,717)	(50,789)

Net cash used in operating activities	(441,130)	(1,989)

Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(500,000)	(32,446)
Proceeds on sale of available-for-sale securities	1,903,415	-

Net cash provided by (used in) investing activities	1,403,415	(32,446)

Cash Flows from Financing Activities:
Issuance of common stock	44,314	46,198
Repurchases of common stock	(37,209)	-
Dividends paid	(232,085)	(928,438)

Net cash used in financing activities	(224,980)	(882,240)

Net increase (decrease) in cash and cash equivalents	737,305	(916,675)
Beginning cash and cash equivalents	18,085,226	20,612,721

Ending cash and cash equivalents	$18,822,531	$19,696,046

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 4 OF 25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2013.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited (“USGG”) (on August 3, 2013, USGG was dissolved), U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited, and U.S. Global Indices, LLC.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2013, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standard Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 that does not change the current requirement for reporting net income or other comprehensive income but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 31, 2012 and did not have a material impact on the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this standard, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law. The standard is effective for interim and annual periods beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

NOTE 2. INVESTMENTS

As of September 30, 2013, the Company held investments with a market value of approximately $13.1 million and a cost basis of approximately $13.0 million. The market value of these investments is approximately 34.1 percent of the Company’s total assets.

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

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 5 OF 25

The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

The following summarizes the market value, cost, and unrealized gain or loss on investments as of September 30, 2013, and June 30, 2013.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax

Trading¹	$4,866,924	$5,457,989	$(591,065)	N/A
Available-for-sale²	8,223,809	7,536,833	686,976	$453,404
Total at September 30, 2013	$13,090,733	$12,994,822	$95,911

Trading¹	$4,758,220	$5,457,989	$(699,769)	N/A
Available-for-sale²	9,053,111	8,064,902	988,209	$652,218
Total at June 30, 2013	$13,811,331	$13,522,891	$288,440

¹Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

²Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

The following details the components of the Company’s available-for-sale investments as of September 30, 2013, and June 30, 2013.

	September 30, 2013 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$842	$900	$(3)	$1,739
Venture capital investments	168	-	(5)	163
Offshore fund	5,000	-	(222)	4,778
Mutual funds	1,527	20	(3)	1,544
Total available-for-sale securities	$7,537	$920	$(233)	$8,224

	June 30, 2013 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$870	$529	$(5)	$1,394
Venture capital investments	168	-	(5)	163
Offshore fund	5,000	-	(288)	4,712
Mutual funds	2,027	760	(3)	2,784
Total available-for-sale securities	$8,065	$1,289	$(301)	$9,053

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 6 OF 25

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2013 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$97	$(3)	$-	$-	$97	$(3)
Venture capital investments	163	(5)	-	-	163	(5)
Offshore fund	-	-	4,778	(222)	4,778	(222)
Mutual funds	4	(3)	-	-	4	(3)

Total available-for-sale securities	$264	$(11)	$4,778	$(222)	$5,042	$(233)

	June 30, 2013 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock	$95	$(5)	$-	$-	$95	$(5)
Venture capital investments	163	(5)	-	-	163	(5)
Offshore fund	-	-	4,712	(288)	4,712	(288)
Mutual funds	3	(3)	-	-	3	(3)

Total available-for-sale securities	$261	$(13)	$4,712	$(288)	$4,973	$(301)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses for the three months ended September 30, 2013, is concentrated in a small number of issuers. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Three Months Ended September 30,
	2013	2012
Realized gains on sales of available-for-sale securities	$875,346	$-
Unrealized gains on trading securities	108,704	171,581
Realized foreign currency gains (losses)	4,979	(25)
Dividend and interest income	71,621	29,095

Total Investment Income	$1,060,650	$200,651

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 7 OF 25

NOTE 3. FAIR VALUE DISCLOSURES

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

The following table presents fair value measurements, as of September 30, 2013, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	September 30, 2013
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Trading securities
Common stock	$23	$-	$-	$23
Offshore fund	-	902	-	902
Mutual funds	3,942	-	-	3,942

Total trading securities	3,965	902	-	4,867

Available-for-sale securities
Common stock	1,642	-	97	1,739
Venture capital investments	-	-	163	163
Offshore fund	-	4,778	-	4,778
Mutual funds	1,544	-	-	1,544

Total available-for-sale securities	3,186	4,778	260	8,224

Total Investments	$7,151	$5,680	$260	$13,091

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 8 OF 25

Approximately 55 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 43 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining two percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter. The Company did not transfer any securities between Level 1 and Level 2 during the three months ended September 30, 2013.

In Level 2, the Company has an investment in an offshore fund with a fair value of $902,009, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

The Company also has a Level 2 investment in an offshore fund with a fair value of $4,778,290, based on the net asset value per share, which invests in dividend-paying equity and debt securities of companies located around the world. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date. The Company has provided notice of redemption and anticipates that the redemption will be fulfilled by receiving securities in-kind before 2013 calendar year end.

In Level 3, the Company held investments in a private company and one venture capital investment. These investments are measured at fair value using significant unobservable inputs at September 30, 2013. Fair value is based on cost adjusted for known changes in value.

The Level 3 venture capital investment has a fair value of approximately $162,841 and primarily invests in companies in the medical and medical technology sectors. The Company may redeem this investment with general partner approval. As of September 30, 2013, the Company has an unfunded commitment of $62,500 related to this investment.

The Company also has an investment in restricted share of a private sports entertainment company with a fair value of approximately $97,000.

The following table presents additional information about investments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Three Months Ended September 30,
	2013		2012
(Dollars in Thousands)	Venture Capital Investments	Common Stock	Venture Capital Investments	Common Stock
Beginning Balance	$163	$95	$168	$-
Return of capital	-	-	-	-
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	-	-	-	-
Included in other comprehensive income	-	2	-	-
Purchases, sales, issuances, and settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-

Ending Balance	$163	$97	$168	$-

NOTE 4. EQUITY INVESTMENT

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

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 9 OF 25

Galileo Funds. After one year, Galileo may terminate the agreement or allow the Company to purchase an additional 15 percent of its shares. The Company is continuing to evaluate the transaction, and future changes to the amounts recorded could occur. There was no material basis difference between the cost of the Company’s investment in Galileo and the Company’s proportionate share of the underlying equity in net assets of Galileo. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.

As the Company lacks control over the investee, the Company accounts for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings. Included in other income for the three months ending September 30, 2013, is $7,188 of equity method losses of Galileo.

NOTE 5. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management.

USSI also serves as transfer agent to USGIF and receives fees based on the number of shareholder accounts as well as transaction and activity-based fees. The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. On August 23, 2013, the Funds’ Board of Trustees agreed to continue the existing transfer agency contract with USSI until conversion to the new transfer agent, which is projected to be in December 2013. The transfer agency fees are included in discontinued operations on the statement of operations. Additionally, the Company receives certain miscellaneous fees directly from USGIF shareholders. The Company will continue to receive the shareholder servicing fees based on the value of assets held thorough broker-dealer platforms.

The advisory agreement for the equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended September 30, 2013 and 2012, the Company realized a decrease in its base advisory fee of $132,611 and $346,914, respectively.

Effective May 1, 2013, the Company agreed to contractually limit the expenses of the two fixed income funds and the institutional class of Global Resources Fund through April 30, 2014. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for the three months ended September 30, 2013, were $855,370 compared with $850,042 for the corresponding period in the prior fiscal year.

The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the U.S. Government Securities Savings Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). For the three months ended September 30, 2013, total fees waived and/or expenses reimbursed as a result of this agreement were $334,764. For the corresponding period in fiscal year 2013, the total fees waived and/or expenses reimbursed were $300,635.

The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the fund’s yield to fall below the Minimum Yield. Thus, $678,107 of the waiver for the U.S. Government Securities Savings Fund is recoverable by the Company through December 31, 2013; $736,531 through December 31, 2014; $509,874 through December 31, 2015; and $395,409 through December 31, 2016. The U.S. Treasury Securities Cash Fund also has waivers subject to future recapture; however, because the fund will be liquated in December 2013, no recapture is expected.

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and monthly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $52,278 for the three months ended September 30, 2013, and $90,562 for the corresponding period in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 10 OF 25

NOTE 6. BORROWINGS

As of September 30, 2013, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of September 30, 2013, this credit facility remained unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.005 per share is authorized through December 2013 and will be reviewed by the board quarterly.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The share repurchase authorization expires at the end of calendar 2013. For the three months ended September 30, 2013, the Company had repurchased 13,219 class A shares using cash of $37,209. There remains approximately $2.539 million available for repurchase under this authorization. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three months ended September 30, 2013, was $610, compared to $7,710 in the corresponding period in fiscal 2013. As of September 30, 2013, and 2012, respectively, there was approximately $7,117 and $9,557 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options outstanding at September 30, 2013, were 29,000 at a weighted average exercise price of $17.03. Options exercisable at September 30, 2013, were 26,000 at a weighted average exercise price of $18.25. There was no option activity for the three months ended September 30, 2013.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 11 OF 25

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
	2013	2012
Income (loss) from continuing operations	$(8,768)	$93,039
Loss from discontinued operations	(28,645)	(44,239)

Net income (loss)	$(37,413)	$48,800

Weighted average number of outstanding shares
Basic	15,471,268	15,475,887

Effect of dilutive securities
Employee stock options	-	-

Diluted	15,471,268	15,475,887

Earnings (loss) per share
Basic:
Income (loss) from continuing operations	$0.00	$0.00
Loss from discontinued operations	$0.00	$0.00

Net income (loss)	$0.00	$0.00
Diluted:
Income (loss) from continuing operations	$0.00	$0.00
Loss from discontinued operations	$0.00	$0.00

Net income (loss)	$0.00	$0.00

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2013, and 2012, 29,000 options were excluded from diluted EPS, respectively.

The Company may repurchase stock from employees. The Company made no repurchases of shares of its class B, or class C common stock during the three months ended September 30, 2013. During the three months ended September 30, 2013, the Company repurchased 13,219 class A shares on the open market using cash of $37,209. The Company did not repurchase any shares of its class A common stock on the open market during the same period in fiscal year 2013. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of capital loss carryover, unrealized losses and other-than-temporary impairments on available-for-sale securities and the difference in tax treatment of stock options.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 12 OF 25

For federal income tax purposes at September 30, 2013, the Company has capital loss carryovers of approximately $734,000 expiring in fiscal year 2018. The Company also has charitable contribution carryovers of approximately $82,000 expiring in fiscal years 2018 - 2019.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2013, and June 30, 2013, a valuation allowance of $27,993 and $27,286, respectively, was included related to the charitable contribution carryover.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Three months ended September 30, 2013
Net operating revenues	$3,052,001	$-	$3,052,001

Net other income	$-	$1,053,462	$1,053,462

Income (loss) from continuing operations before income taxes	$(1,076,236)	$1,053,462	$(22,774)

Loss from discontinued operations	$(28,645)	$-	$(28,645)

Net income (loss)	$(1,090,680)	$1,053,267	$(37,413)

Depreciation	$64,452	$-	$64,452

Interest expense	$-	$-	$-

Capital expenditures	$-	$-	$-

Gross identifiable assets at September 30, 2013	$23,862,044	$13,806,572	$37,668,616

Deferred tax asset			$668,352

Consolidated total assets at September 30, 2013			$38,336,968

Three months ended September 30, 2012

Net operating revenues	$4,412,542	$-	$4,412,542

Net other income	$-	$200,651	$200,651

Income (loss) from continuing operations before income taxes	$(44,086)	$200,651	$156,565

Loss from discontinued operations	$(44,239)	$-	$(44,239)

Net income (loss)	$(150,810)	$199,610	$48,800

Depreciation	$68,747	$-	$68,747

Interest expense	$-	$-	$-

Capital expenditures	$-	$-	$-

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

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 13 OF 25

The Board has authorized a monthly dividend of $0.005 per share through December 2013, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from October to December 2013 will be approximately $232,000.

NOTE 12. DISCONTINUED OPERATIONS

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. On August 23, 2013, the Funds’ Board of Trustees agreed to continue the existing transfer agency contract with USSI until conversion to the new transfer agent, which is projected to be in December 2013.

The transfer agency results, together with expenses associated with discontinuing transfer agency operations, are reflected as discontinued operations in the statement of operations and are therefore exclude from continuing operations results. Comparative periods shown in the statement of operations have been adjusted to conform with this presentation.

The assets and liabilities related to the transfer agency business are as follows at September 30, 2013:

As of September 30, 2013
Assets
Receivables	$240,962
Property and equipment, net	37,487

Total assets held related to discontinued operations	$278,449

Liabilities
Other Accrued expenses	$5,002
Accrued compensation	59,646

Total liabilities held related to discontinued operations	$64,648

The components of income from discontinued operations were as follows for the three months ended September 30, 2013, and 2012:

	Three Months Ended September 30,
	2013	2012
Operating revenue	$313,592	$364,373
Operating expenses	356,993	431,402

Loss from discontinued operations before income taxes	(43,401)	(67,029)
Income tax benefit	(14,756)	(22,790)

Loss from discontinued operations, net of tax	$(28,645)	$(44,239)

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 14 OF 25

NOTE 13. SUBSEQUENT EVENTS

As discussed in Notes 5 and 12, the Company anticipates discontinuing its transfer agency business in December 2013.

On August 23, 2013, the Funds’ Board of Trustees approved an increase to the administrative services fees paid to the Company. The new fees, projected to be effective in December 2013, will change from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each Fund, based on average daily net assets, plus $10,000 per Fund.

Over the next few months, the Company is anticipating several changes to the mutual funds it manages. The Global Emerging Markets Fund liquidated on October 31, 2013. The following activities are anticipated to be completed by the end of 2013: (1) pending shareholder approval, reorganize the MegaTrends Fund into the Holmes Growth Fund (to be named Holmes Macro Trends Fund), (2) reorganize the Tax Free Fund into the Near-Term Tax Free Fund, (3) pending shareholder approval, change the U.S. Government Securities Savings Fund from a money market fund to a U.S. government ultrashort bond fund, and (4) liquidate the U.S. Treasury Securities Cash Fund.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 15 OF 25

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

The Company provides advisory services for three offshore clients and receives monthly advisory fees based on the net asset values of the clients and monthly performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $52,278 for the three months ended September 30, 2013, and $90,562 for the corresponding period in fiscal 2013. Frank Holmes, CEO, serves as a director of the offshore clients.

At September 30, 2013, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $1.192 billion versus $1.766 billion at September 30, 2012, a decrease of 32.5 percent. During the three months ended September 30, 2013, average assets under management were $1.199 billion versus $1.664 billion during the three months ended September 30, 2012. Total assets under management as of period-end at September 30, 2013, were $1.192 billion versus $1.162 billion at June 30, 2013, the Company’s prior fiscal year end.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 16 OF 25

The following tables summarize the changes in assets under management for the SEC-registered funds for the three months ended September 30, 2013, and 2012:

	Changes in Assets Under Management
	Three Months Ended September 30,
	2013
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	71,184	141	71,325
Dividends and distributions	-	(443)	(443)
Net shareholder redemptions	(30,000)	(15,839)	(45,839)

Ending Balance	$898,486	$267,003	$1,165,489

Average investment management fee	0.96%	0.00%	0.73%
Average net assets	$894,411	$278,577	$1,172,988

	Changes in Assets Under Management
	Three Months Ended September 30,
	2012
(Dollars in Thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market appreciation	190,008	840	190,848
Dividends and distributions	-	(395)	(395)
Net shareholder redemptions	(42,478)	(8,772)	(51,250)

Ending Balance	$1,436,690	$294,443	$1,731,133

Average investment management fee	0.97%	0.00%	0.79%
Average net assets	$1,328,897	$301,727	$1,630,624

As shown above, period-end assets under management were lower at September 30, 2013, compared to September 30, 2012. Also, average net assets for the current quarter were lower than the same quarter in the previous fiscal year. Net shareholder redemptions adversely affected both the current quarter and the same quarter in the previous year. The money market funds in both periods decreased as shareholders sought alternatives to low yields. Both periods had shareholder redemptions and were offset by market appreciation, resulting in an overall increase in net assets.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 73 basis points in the first quarter of fiscal 2014 and 79 basis points in the same period in fiscal 2013. The average investment management fee for the fixed income funds was nil for the periods. This is due to voluntary fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 17 OF 25

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

As of September 30, 2013, the Company held investments with a market value of approximately $13.1 million and a cost basis of approximately $13.0 million. The market value of these investments is approximately 34.1 percent of the Company’s total assets. See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2013, AND 2012

The Company posted net loss of $37,413 ($0.00 per share loss) for the three months ended September 30, 2013, compared with net income of $48,800 ($0.00 per share) for the three months ended September 30, 2012, a decrease of $86,213, or 176.7 percent.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2013, decreased $1,360,541, or 30.8 percent, compared with the three months ended September 30, 2012. This decrease was primarily attributable to the following:

•

Mutual fund advisory fees decreased by $880,063, or 30.2 percent, as a result of lower assets under management. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Base management fees decreased $1,094,366 as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.
•	This decrease in management fees was offset by a $214,303 decrease in performance fee adjustments paid out in the current period versus the prior period.
•

Distribution fee revenue, shareholder service fee revenue and administrative service fee revenue decreased by $240,641, $118,673, and $82,880, or 31.2 percent, 31.3 percent and 32.6 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2013, decreased $328,391, or 7.4 percent, compared with the three months ended September 30, 2012. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $275,426, or 12.8 percent, primarily as a result of lower performance-based bonuses and fewer employees.
•	Platform fees decreased $206,643, or 28.9 percent, primarily due to lower assets held through broker-dealer platforms.
•	This was offset by an increase in general and administrative expenses of $185,401, or 13.8 percent, primarily due to expenses related to strategic fund changes.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 18 OF 25

Other Income

•

Total consolidated other income for the three months ended September 30, 2013, increased $852,811, or 425.0 percent, compared with the three months ended September 30, 2012. This was largely attributable to gains realized upon sale of available-for-sale securities during the three months ended September 30, 2013.

Loss on Discontinued Operations

Total loss on discontinued operations for the three months ended September 30, 2013, decreased by $15,594, or 35.2 percent, compared to the prior period as a result of a reduction in general and administrative expenses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had net working capital (current assets minus current liabilities) of approximately $23.7 million and a current ratio (current assets divided by current liabilities) of 13.2 to 1. With approximately $18.8 million in cash and cash equivalents and approximately $13.1 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity is approximately $36.4 million, with cash, cash equivalents, and marketable securities comprising 83.2 percent of total assets.

As of September 30, 2013, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of September 30, 2013, this credit facility remained unutilized by the Company.

Management believes current cash reserves, financing available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.

With the exception of the mutually agreed upon termination of the transfer agency agreement between USSI and USGIF, the investment advisory and related contracts between the Company or its subsidiaries and USGIF have been renewed through September 2014. The Company provides advisory services to three offshore clients for which the Company receives a monthly advisory fee and performance fee, if any, based on agreed-upon performance measurements. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2013. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has adopted certain recently issued financial accounting pronouncements.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 19 OF 25

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

The table below summarizes the Company’s equity price risks as of September 30, 2013, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at September 30, 2013	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$4,866,924	25% increase	$6,083,655	$803,042
		25% decrease	$3,650,193	($803,042)
Available-for-sale ²	$8,223,809	25% increase	$10,279,761	$1,356,928
		25% decrease	$6,167,857	($1,356,928)
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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 20 OF 25

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2013. There has been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-13 to 07-31-13	3,980	$9,627	$2.42	3,980	$2,566,765
08-01-13 to 08-31-13	3,480	10,682	3.07	3,480	2,556,083
09-01-13 to 09-30-13	5,759	16,900	2.93	5,759	2,539,183

Total	13,219	$37,209	$2.81	13,219	2,539,183

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

Investors and others should note that the Company announces material financial information to its investors using the website, SEC filings, press releases, public conference calls and webcasts. The Company also uses social media to communicate with its customers and the public about the Company. It is possible that the information it posts on social media could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on social media channels listed below. This list may be updated from time to time.

https://www.facebook.com/USFunds

https://twitter.com/USFunds

Information contained on the Company’s website or on social media channels is not deemed part of this report.

ITEM 6.	EXHIBITS

1. Exhibits –

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

U.S. GLOBAL INVESTORS, INC.

SEPTEMBER 30, 2013, QUARTERLY REPORT ON FORM 10-Q	PAGE 21 OF 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED: November 7, 2013	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED: November 7, 2013	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer