Form 10-Q
period 2013-12-31
U S GLOBAL INVESTORS INC
filed 2014-02-07
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2013

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
YES [ ]                                NO [X]
On January 21, 2014, there were 13,865,817 shares of Registrant’s class A nonvoting common stock issued and 13,394,446 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,731 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
Assets	(UNAUDITED)
Current Assets
Cash and cash equivalents	$4,566,383	$18,085,226
Trading securities, at fair value	18,640,758	4,758,220
Receivables
Mutual funds	732,101	964,461
Offshore clients	14,500	21,000
Income tax	1,038,702	140,792
Employees	54	5,500
Other	34,056	16,140
Prepaid expenses	608,000	604,701
Deferred tax asset	71,424	195,871
Total Current Assets	25,705,978	24,791,911
Net Property and Equipment	2,960,049	3,084,860
Other Assets
Deferred tax asset, long term	560,861	677,539
Investment securities available-for-sale, at fair value	7,343,679	9,053,111
Investment in Galileo	639,761	654,528
Total assets held related to discontinued operations	55,207	420,853
Total Other Assets	8,599,508	10,806,031
Total Assets	$37,265,535	$38,682,802
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$89,423	$71,289
Accrued compensation and related costs	902,814	686,562
Dividends payable	232,327	232,402
Other accrued expenses	847,973	770,024
Total liabilities held related to discontinued operations	112,104	73,284
Total Current Liabilities	2,184,641	1,833,561
Commitments and Contingencies
Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,865,757 and 13,865,021 shares at December 31, 2013, and June 30, 2013, respectively	346,644	346,626
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,791 and 2,070,527 shares at December 31, 2013, and June 30, 2013, respectively	51,745	51,763
Additional paid-in-capital	15,665,168	15,654,397
Treasury stock, class A shares at cost; 471,371 and 463,958 shares at December 31, 2013, and June 30, 2013, respectively	(1,155,282)	(1,128,704)
Accumulated other comprehensive income, net of tax	566,417	652,218
Retained earnings	19,606,202	21,272,941
Total Shareholders’ Equity	35,080,894	36,849,241
Total Liabilities and Shareholders’ Equity	$37,265,535	$38,682,802

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2013	2012	2013	2012
Operating Revenues
Mutual fund advisory fees	$3,805,993	$6,412,472	$1,769,193	$3,495,609
Distribution fees	1,035,682	1,552,068	504,761	780,506
Shareholder services fees	491,817	740,512	231,159	361,179
Administrative services fees	353,185	511,141	181,841	256,917
Other advisory fees	105,068	169,574	52,790	79,012
	5,791,745	9,385,767	2,739,744	4,973,223
Operating Expenses
Employee compensation and benefits	3,752,847	4,473,278	1,870,582	2,315,586
General and administrative	3,114,168	2,750,941	1,587,897	1,410,072
Platform fees	960,738	1,448,332	451,975	732,926
Advertising	350,149	431,088	216,954	270,465
Depreciation	124,811	134,157	62,068	67,119
Subadvisory fees	30,000	30,000	15,000	15,000
	8,332,713	9,267,796	4,204,476	4,811,168
Operating Income (Loss)	(2,540,968)	117,971	(1,464,732)	162,055
Other Income (Loss)
Investment income	1,108,875	361,638	48,225	160,987
Equity in earnings of Galileo	(14,767)	—	(7,579)	—
	1,094,108	361,638	40,646	160,987
Income (Loss) from Continuing Operations Before Income Taxes	(1,446,860)	479,609	(1,424,086)	323,042
Provision for Federal Income Taxes
Tax expense (benefit)	(480,418)	208,837	(466,412)	145,310
Income (Loss) from Continuing Operations	(966,442)	270,772	(957,674)	177,732
Discontinued Operations (Note 12)
Loss from operations of discontinued transfer agent	(357,845)	(84,830)	(314,444)	(17,799)
Tax benefit	(121,667)	(28,843)	(106,911)	(6,052)
Loss on Discontinued Operations	(236,178)	(55,987)	(207,533)	(11,747)
Net Income (Loss)	(1,202,620)	214,785	(1,165,207)	165,985
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period (net of tax expense (benefit) of ($191,308) and ($24,668) for the six months ended December 31, 2013 and 2012, respectively, and $3,890 and $27,775 for the three months ended December 31, 2013 and 2012, respectively)	371,363	47,886	(7,551)	(53,914)
Less: reclassification adjustment for gains/losses included in investment income (net of tax expense (benefit) of $235,508 and $73,848 for the six months ended December 31, 2013 and 2012, respectively, and ($62,109) and $73,848 for the three months ended December 31, 2013 and 2012, respectively)	(457,164)	(143,352)	120,564	(143,352)
Comprehensive Income (Loss)	$(1,288,421)	$119,319	$(1,052,194)	$(31,281)
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$(0.06)	$0.01	$(0.06)	$0.01
Loss from discontinued operations	$(0.02)	$0.00	$(0.02)	$0.00
Net income (loss)	$(0.08)	$0.01	$(0.08)	$0.01
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$(0.06)	$0.01	$(0.06)	$0.01
Loss from discontinued operations	$(0.02)	$0.00	$(0.02)	$0.00
Net income (loss)	$(0.08)	$0.01	$(0.08)	$0.01
Basic weighted average number of common shares outstanding	15,471,816	15,481,547	15,472,370	15,487,207
Diluted weighted average number of common shares outstanding	15,471,816	15,481,547	15,472,370	15,487,207
The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(1,202,620)	$214,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128,230	137,577
Net recognized (gain) loss on securities	(524,455)	69,264
Net loss from equity method investment	14,767	—
Provision for deferred taxes	285,327	171,043
Stock bonuses	4,926	57,700
Stock-based compensation expense	1,220	8,320
Changes in operating assets and liabilities:
Accounts receivable	(309,293)	(228,432)
Prepaid expenses	(3,299)	(159,478)
Trading securities	(14,050,756)	(90,720)
Accounts payable and accrued expenses	351,155	(59,554)
Total adjustments	(14,102,178)	(94,280)
Net cash (used in) provided by operating activities	(15,304,798)	120,505
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(39,159)
Purchase of available-for-sale securities	(609,256)	(343,967)
Proceeds on sale of available-for-sale securities	2,881,359	661,506
Net cash provided by (used in) investing activities	2,272,103	278,380
Cash Flows from Financing Activities:
Issuance of common stock	87,784	94,646
Repurchases of common stock	(109,737)	—
Dividends paid	(464,195)	(2,167,481)
Net cash used in financing activities	(486,148)	(2,072,835)
Net decrease in cash and cash equivalents	(13,518,843)	(1,673,950)
Beginning cash and cash equivalents	18,085,226	20,612,721
Ending cash and cash equivalents	$4,566,383	$18,938,771
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

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
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2013, are not necessarily indicative of the results to be expected for the entire year.
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
NOTE 2. INVESTMENTS
As of December 31, 2013, the Company held investments with a market value of approximately $26.0 million and a cost basis of approximately $25.5 million. The market value of these investments is approximately 69.7 percent of the Company’s total assets.
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
In December 2013, the shareholders of the U.S. Government Securities Savings Fund approved a proposal resulting in the conversion of the fund from a money market market fund to a U.S. Government ultra-short bond fund that is not a money market fund. The fund was renamed U.S. Government Securities Ultra-Short Bond Fund (“Government Fund”). Prior to the conversion, while the fund was a money market fund, the amount held in the fund was classified as a cash equivalent. After the conversion, the amount held in the fund is classified as a trading mutual fund investment. The amount held in the fund by the Company as of the conversion date was $14,118,943.
The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

The following summarizes the market value, cost, and unrealized gain or loss on investments as of December 31, 2013, and June 30, 2013.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized holding gains on available-for- sale securities, net of tax

Trading[1]	$18,640,758	$19,062,335	$(421,577)	N/A
Available-for-sale[2]	7,343,679	6,485,471	858,208	$566,417
Total at December 31, 2013	$25,984,437	$25,547,806	$436,631

Trading[1]	$4,758,220	$5,457,989	$(699,769)	N/A
Available-for-sale[2]	9,053,111	8,064,902	988,209	$652,218
Total at June 30, 2013	$13,811,331	$13,522,891	$288,440
1Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

2Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
The following details the components of the Company’s available-for-sale investments as of December 31, 2013, and June 30, 2013.

	December 31, 2013 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$1,668	$1,075	$(11)	$2,732
Preferred stock	204	—	(7)	197
Corporate debt	1,718	—	(226)	1,492
Venture capital investments	168	—	(5)	163
Mutual funds	2,727	61	(29)	2,759
Total available-for-sale securities	$6,485	$1,136	$(278)	$7,343

	June 30, 2013 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Market Value
Available-for-sale securities
Common stock	$870	$529	$(5)	$1,394
Venture capital investments	168	—	(5)	163
Offshore funds	5,000	—	(288)	4,712
Mutual funds	2,027	760	(3)	2,784
Total available-for-sale securities	$8,065	$1,289	$(301)	$9,053

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2013 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$322	$(11)	$—	$—	$322	$(11)
Preferred stock	197	(7)	—	—	197	(7)
Corporate debt	1,242	(226)	—	—	1,242	(226)
Venture capital investments	163	(5)	—	—	163	(5)
Mutual funds	982	(29)	—	—	982	(29)
Total available-for-sale securities	$2,906	$(278)	$—	$—	$2,906	$(278)

	June 30, 2013 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock	$95	$(5)	$—	$—	$95	$(5)
Venture capital investments	163	(5)	—	—	163	(5)
Offshore funds	—	—	4,712	(288)	4,712	(288)
Mutual funds	3	(3)	—	—	3	(3)
Total available-for-sale securities	$261	$(13)	$4,712	$(288)	$4,973	$(301)
Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.
Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income	Six Months Ended December 31,
	2013	2012
Realized gains on sales of available-for-sale securities	$692,673	$217,200
Realized losses on sales of trading securities	(168,218)	(244,627)
Unrealized gains on trading securities	278,191	348,739
Realized foreign currency gains (losses)	4,527	(2,751)
Other-than-temporary declines in available-for sale securities	—	(41,837)
Dividend and interest income	301,702	84,914
Total Investment Income	$1,108,875	$361,638

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

Investment Income	Three Months Ended December 31,
	2013	2012
Realized gains (losses) on sales of available-for-sale securities	$(182,673)	$217,200
Realized losses on sales of trading securities	(168,218)	(244,627)
Unrealized gains on trading securities	169,488	177,158
Realized foreign currency losses	(452)	(2,726)
Other-than-temporary declines in available-for sale securities	—	(41,837)
Dividend and interest income	230,080	55,819
Total Investment Income	$48,225	$160,987
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
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Corporate debt securities valued in accordance with the evaluated price supplied by an independent service are categorize as Level 2 in the hierarchy. Other securities categorized as Level 2 included securities valued at the mean between the last reported bid and ask quotation.
Level 3 – Valuations based on inputs that are unobservable and significant to the fair value measurement.
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with the investing in those securities. Because of the inherent uncertainties of valuation, the values reflected may materially differ from the values received upon actual sale of those investments.
For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not actively traded, it is valued based at the mean between the last bid and ask quotation. Mutual funds, which includes open- and closed-end funds, exchange-traded funds, and offshore funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities are valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issue, individual trading characteristics and other market data. Securities that are not traded on an exchange or market are generally valued at cost, monitored by management and fair value adjusted as considered necessary.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

The following table presents fair value measurements, as of December 31, 2013, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	December 31, 2013
	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Common stock	$16	$—	$—	$16
Offshore fund	—	877	—	877
Mutual funds	17,748	—	—	17,748
Total trading securities	17,764	877	—	18,641
Available-for-sale securities
Common stock	2,638	—	94	2,732
Preferred stock	106	—	91	197
Corporate debt	252	990	250	1,492
Venture capital investments	—	—	163	163
Mutual funds	2,759	—	—	2,759
Total available-for-sale securities	5,755	990	598	7,343
Total Investments	$23,519	$1,867	$598	$25,984

Approximately 91 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, seven percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining two percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter.
In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $877,108, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
The Company also had a Level 2 investment in an affiliated offshore fund, classified as available-for-sale, which invested in dividend-paying equity and debt securities of companies located around the world. The fund liquidated in November 2013, and the Company received the fund’s underlying investments as a non-taxable redemption-in-kind.
Investments in Level 3 are valued using significant unobservable inputs. The common stock, preferred stock and venture capital investments shown in Level 3 above are private companies valued at cost adjusted for known changes in value. The corporate debt in Level 3 is valued at par, which approximates cost.
The Company may redeem the venture capital investment with general parter approval. As of December 31, 2013, the Company had an unfunded commitment of $62,500 related to this investment. This commitment was paid in January 2014.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the period ended December 31, 2013:

	Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis (in thousands)
	Six Months Ended December 31,
	2013				2012
	Common Stock	Preferred Stock	Corporate Debt	Venture Capital Investment	Common Stock	Preferred Stock	Corporate Debt	Venture Capital Investment
Beginning Balance	$95	$—	$—	$163	$—	$—	$—	$168
Total unrealized gains (losses)
Included in earnings (investment income)	—	—	—	—	—	—	—	—
Included in other comprehensive income	(1)	(6)	—	—	—	—	—	—
Purchases	—	97	250	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Ending Balance	$94	$91	$250	$163	$—	$—	$—	$168

There was no unrealized gain or loss included in earnings that is attributable to the change in unrealized loss relating to assets held at the end of the reporting period.
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
On January 17, 2014, Galileo provided written notice allowing U.S. Global to purchase an additional 15 percent of the company. U.S. Global plans to proceed with the purchase in the Company's third fiscal quarter. After the additional purchase, the Company will own 65 percent of the outstanding shares of Galileo.
As the Company lacks control over the investee at this time, the Company accounts for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings. Included in other income for the three and six months ending December 31, 2013, is $7,579 and $14,767, respectively, of equity method losses of Galileo.
NOTE 5. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES
The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management.
The advisory agreement for the equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and six months ended December 31, 2013, the Company realized a decrease in its base advisory fee of $286,070 and $418,681, respectively. For the corresponding periods in fiscal year 2013, base advisory fees were adjusted upward $181,850 and downward by $165,064, respectively.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

The following changes were made during the current fiscal year to the mutual funds the Company manages: (1) the Global Emerging Markets Fund liquidated on October 31, 2013, (2) the MegaTrends Fund was reorganized into the Holmes Growth Fund (renamed Holmes Macro Trends Fund), (3) the Tax Free Fund was reorganized into the Near-Term Tax Free Fund, (4) the Government Fund changed from a money market fund to a U.S. Government ultra-short bond fund, and (5) the U.S. Treasury Securities Cash Fund was liquidated on December 27, 2013.
The Company has agreed to contractually limit the expenses of the institutional class of Global Resources Fund through April 30, 2014, and the Near-Term Tax Free Fund through December 2014. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for the three and six months ended December 31, 2013, were $892,841 and $1,748,211, respectively, compared with $854,558 and $1,704,599, respectively, for the corresponding periods in the prior fiscal year.
The above waived fees include amounts waived under an agreement whereby the Company has voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the Government Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). For the three and six months ended December 31, 2013, total fees waived and/or expenses reimbursed as a result of this agreement were $248,813 and $583,577, respectively. For the corresponding periods in fiscal year 2013, the total fees waived and/or expenses reimbursed were $286,600 and $587,235, respectively.
The Company may recapture any fees waived and/or expenses reimbursed within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the fund’s yield to fall below the Minimum Yield. Thus, $736,531 of the waiver for the Government Fund is recoverable by the Company through December 31, 2014; $509,874 through December 31, 2015; and $498,342 through December 31, 2016 . The U.S. Treasury Securities Cash Fund also had waivers subject to future recapture; however, because the fund was liquidated in December 2013, there will be no recapture.
The Company receives shareholder servicing fees based on the value of assets held through broker-dealer platforms.
Effective in December 2013, administrative service fees paid to the Company changed from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each fund, based on average daily net assets, plus $10,000 per Fund per year.
The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as the transfer agent to the USGIF until conversion to a new transfer agent on December 9, 2013. Before the conversion, USSI received fees based on the number of shareholder accounts, transaction and activity-based fees and certain miscellaneous fees directly from USGIF shareholders. The transfer agency fees are included in discontinued operations in the statement of operations.
The Company provided advisory services for three offshore clients and received monthly advisory fees based on the net asset values of the clients and monthly performance fees, if any, based on the overall increase in net asset values. One of the offshore funds liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $52,790 and $105,068 for the three and six months ended December 31, 2013, and $79,012 and $169,574 for the corresponding periods in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.
NOTE 6. BORROWINGS
As of December 31, 2013, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a 1-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of December 31, 2013, this credit facility remained unutilized by the Company.
NOTE 7. STOCKHOLDERS’ EQUITY
Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.005 per share is authorized through March 31, 2014, and will be reviewed by the board quarterly.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase authorization ended on December 31, 2013. For the three and six months ended December 31, 2013, the Company had repurchased 28,227 and 41,446 class A shares using cash of $72,528 and $109,737, respectively. On December 12, 2013, the Board of Directors renewed the repurchase program for calendar year 2014. The total amount of shares that may be repurchased in 2014 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs.
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. Stock-based compensation expense for the three and six months ended December 31, 2013, was $610 and $1,220, respectively, compared to $610 and $8,320 in the corresponding periods in fiscal 2013. As of December 31, 2013, and 2012, respectively, there was approximately $6,507 and $8,947 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of their respective vesting periods.
Stock compensation plans
The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options outstanding at December 31, 2013, were 29,000 at a weighted average exercise price of $17.03. Options exercisable at December 31, 2013, were 26,000 at a weighted average exercise price of $18.25. There was no option activity for the six months ended December 31, 2013.
NOTE 8. EARNINGS PER SHARE
The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.
The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,
	2013	2012
Income (loss) from continuing operations	$(966,442)	$270,772
Loss from discontinued operations	(236,178)	(55,987)
Net income (loss)	$(1,202,620)	$214,785
Weighted average number of outstanding shares
Basic	15,471,816	15,481,547
Effect of dilutive securities
Employee stock options	—	—
Diluted	15,471,816	15,481,547
Earnings (loss) per share
Basic
Income (loss) from continuing operations	$(0.06)	$0.01
Loss from discontinued operations	(0.02)	0.00
Net income (loss)	$(0.08)	$0.01
Diluted
Income (loss) from continuing operations	$(0.06)	$0.01
Loss from discontinued operations	(0.02)	0.00
Net income (loss)	$(0.08)	$0.01

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

	Three Months Ended December 31,
	2013	2012
Income (loss) from continuing operations	$(957,674)	$177,732
Loss from discontinued operations	(207,533)	(11,747)
Net income (loss)	$(1,165,207)	$165,985
Weighted average number of outstanding shares
Basic	15,472,370	15,487,207
Effect of dilutive securities
Employee stock options	—	—
Diluted	15,472,370	15,487,207
Earnings (loss) per share
Basic
Income (loss) form continuing operations	$(0.06)	$0.01
Loss from discontinued operations	(0.02)	0.00
Net income (loss)	$(0.08)	$0.01
Diluted
Income (loss) form continuing operations	$(0.06)	$0.01
Loss from discontinued operations	(0.02)	0.00
Net income (loss)	$(0.08)	$0.01
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2013 and 2012, 29,000 options were excluded from diluted EPS.
The Company may repurchase stock from employees. The Company made no repurchases of shares of its class B, or class C common stock during the six months ended December 31, 2013. During the three and six months ended December 31, 2013, the Company repurchased 28,227 and 41,446 class A shares on the open market using cash of $72,528 and $109,737, respectively. The Company did not repurchase any shares of its class A common stock on the open market during the same periods in fiscal year 2013. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
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

For federal income tax purposes at December 31, 2013, the Company has capital loss carryovers of approximately $920,000, expiring in fiscal year 2018. The Company also has charitable contribution carryovers of approximately $103,000, expiring in fiscal years 2018 - 2019.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At December 31, 2013, and June 30, 2013, a valuation allowance of $34,995 and $27,286, respectively, was included related to the charitable contribution carryover.
NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT
The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

	Investment Management Services	Corporate Investments	Consolidated
Six months ended December 31, 2013
Net operating revenues	$5,791,745	$—	$5,791,745
Net other income	$—	$1,094,108	1,094,108
Income (loss) from continuing operations before income taxes	$(2,540,968)	$1,094,108	(1,446,860)
Loss from discontinued operations	$(236,178)	$—	(236,178)
Depreciation	$128,230	$—	$128,230
Capital expenditures	$—	$—	$—
Gross identifiable assets at December 31, 2013	$9,940,610	$26,692,640	$36,633,250
Deferred tax asset			$632,285
Consolidated total assets at December 31, 2013			$37,265,535
Six months ended December 31, 2012
Net operating revenues	$9,385,767	$—	$9,385,767
Net other income	$—	$361,638	361,638
Income from continuing operations before income taxes	$117,971	$361,638	479,609
Loss from discontinued operations	$(55,987)	$—	(55,987)
Depreciation	$137,577	$—	$137,577
Capital expenditures	$39,159	$—	$39,159
Three months ended December 31, 2013
Net operating revenues	$2,739,744	$—	$2,739,744
Net other income	$—	$40,646	$40,646
Income (loss) from continuing operations before income taxes	$(1,464,732)	$40,646	$(1,424,086)
Loss from discontinued operations	$(207,533)	$—	$(207,533)
Depreciation	$63,777	$—	$63,777
Capital expenditures	$—	$—	$—
Three months ended December 31, 2012
Net operating revenues	$4,973,223	$—	$4,973,223
Net other income	$—	$160,987	$160,987
Income from continuing operations before income taxes	$162,055	$160,987	$323,042
Loss from discontinued operations	$(11,747)	$—	$(11,747)
Depreciation	$68,830	$—	$68,830
Capital expenditures	$39,159	$—	$39,159
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
The Board has authorized a monthly dividend of $0.005 per share through March 31, 2014, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2014 is approximately $232,327.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

NOTE 12. DISCONTINUED OPERATIONS
The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent until conversion to the new transfer agent in December 2013.
The transfer agency results, together with expenses associated with discontinuing transfer agency operations, are reflected as discontinued operations in the statement of operations and are therefore excluded from continuing operations results. These expenses include approximately $65,187 of expenses related to leased equipment that will not be utilized. Comparative periods shown in the statement of operations have been adjusted to conform with this presentation.
The assets and liabilities related to the transfer agency business are as follows at December 31, 2013:

As of December 31, 2013
Assets
Receivables	$19,430
Property and equipment, net	35,777
Total assets held related to discontinued operations	$55,207
Liabilities
Accrued compensation	$31,010
Other accrued expenses	81,094
Total liabilities held related to discontinued operations	$112,104
The components of income from discontinued operations were as follows for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
Operating revenue	$226,812	$356,991
Operating expenses	541,256	374,790
Loss from discontinued operations before income taxes	(314,444)	(17,799)
Income tax benefit	(106,911)	(6,052)
Loss from discontinued operations, net of tax	$(207,533)	$(11,747)

	Six Months Ended December 31,
	2013	2012
Operating revenue	$540,404	$721,362
Operating expenses	898,249	806,192
Loss from discontinued operations before income taxes	(357,845)	(84,830)
Income tax benefit	(121,667)	(28,843)
Loss from discontinued operations, net of tax	$(236,178)	$(55,987)

NOTE 13. SUBSEQUENT EVENTS
On January 17, 2014, Galileo provided written notice allowing U.S. Global to purchase an additional 15 percent of Galileo. The Company plans to proceed with the purchase in the Company’s third fiscal quarter. After the additional purchase, the Company will own 65 percent of the outstanding shares of Galileo.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

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
SEC-registered mutual fund shareholders are not required to give advance notice prior to redemption of shares in the funds; however, the equity funds charge a redemption fee if the fund shares have been held for less than the applicable periods of time set forth in the funds’ prospectuses. The fixed income funds charge no redemption fee. Detailed information about redemption fees can be found in the funds’ prospectuses, which are available on the Company’s website, www.usfunds.com.
The Company provided advisory services for three offshore clients and received monthly advisory fees based on the net asset values of the clients and monthly performance fees, if any, based on the overall increase in net asset values. One of the offshore funds liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $52,790 and $105,068 for the three and six months ended December 31, 2013, respectively, and $79,012 and $169,574 for the corresponding periods in fiscal 2013. Frank Holmes, CEO, serves as a director of the offshore clients.
At December 31, 2013, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $0.972 billion versus $1.610 billion at December 31, 2012, a decrease of 39.6 percent. During the six months ended December 31, 2013, average assets under management were $1.153 billion versus $1.671 billion during the six months ended December 31, 2012. Total assets under management as of period-end at December 31, 2013, were $0.972 billion versus $1.162 billion at June 30, 2013, the Company’s prior fiscal year end.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and six months ended December 31, 2013, and 2012:

	Changes in Assets Under Management (in thousands)
	Three Months Ended December 31, 2013
	Equity	Money Market and Fixed Income	Total
Beginning Balance	$898,486	$267,003	$1,165,489
Market appreciation (depreciation)	(27,804)	722	(27,082)
Dividends and distributions	(20,287)	(401)	(20,688)
Net shareholder redemptions	(32,366)	(130,213)	(162,579)
Ending Balance	$818,029	$137,111	$955,140
Average investment management fee	0.94%	0.00%	0.75%
Average net assets	$860,075	$232,322	$1,092,397
	Changes in Assets Under Management (in thousands)
	Three Months Ended December 31, 2012
	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,436,690	$294,443	$1,731,133
Market appreciation (depreciation)	(71,492)	185	(71,307)
Dividends and distributions	(14,981)	(437)	(15,418)
Net shareholder redemptions	(58,922)	(5,926)	(64,848)
Ending Balance	$1,291,295	$288,265	$1,579,560
Average investment management fee	0.97%	0.00%	0.80%
Average net assets	$1,352,879	$294,107	$1,646,986

	Changes in Assets Under Management (in thousands)
	Six Months Ended December 31, 2013
	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	43,379	863	44,242
Dividends and distributions	(20,287)	(845)	(21,132)
Net shareholder redemptions	(62,365)	(146,051)	(208,416)
Ending Balance	$818,029	$137,111	$955,140
Average investment management fee	0.95%	0.00%	0.74%
Average net assets	$877,243	$255,450	$1,132,693
	Changes in Assets Under Management (in thousands)
	Six Months Ended December 31, 2012
	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market appreciation	118,514	1,025	119,539
Dividends and distributions	(14,981)	(832)	(15,813)
Net shareholder redemptions	(101,398)	(14,698)	(116,096)
Ending Balance	$1,291,295	$288,265	$1,579,560
Average investment management fee	0.97%	0.00%	0.80%
Average net assets	$1,340,888	$297,917	$1,638,805

As shown above, period-end assets under management were lower at December 31, 2013, compared to December 31, 2012. Also, average net assets for the three- and six-month periods in the current fiscal year were lower than the same periods in the previous fiscal year. Net shareholder redemptions and market depreciation adversely affected assets in both the current quarter and the same quarter in the previous year. The money market funds in both periods decreased as shareholders sought alternatives to low yields. During December 2013, the U.S. Government Securities Savings Fund converted from a money

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

market fund to a bond fund, the U.S. Government Ultra-Short Bond Fund, and the U.S. Treasury Securities Cash Fund was liquidated. The conversion and liquidation of these funds also contributed to lower assets under management. The six-month periods for both fiscal years had net shareholder redemptions offset by market appreciation, resulting in an overall decrease in net assets.
The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 75 basis points in the second quarter of fiscal 2014 and 80 basis points in the same period in fiscal 2013. The average investment management fee for the fixed income funds was nil for the periods. This is due to fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.

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
As of December 31, 2013, the Company held investments with a market value of approximately $26.0 million and a cost basis of approximately $25.5 million. The market value of these investments is approximately 69.7 percent of the Company’s total assets. See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.
RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

The Company posted net loss of $1,165,207 ($0.08 per share loss) for the three months ended December 31, 2013, compared with net income of $165,985 ($0.01 per share) for the three months ended December 31, 2012, a decrease of $1,331,192, or 802.0 percent.
Operating Revenues
Total consolidated operating revenues for the three months ended December 31, 2013, decreased $2,233,479, or 44.9 percent, compared with the three months ended December 31, 2012. This decrease was primarily attributable to the following:

•
Mutual fund advisory fees decreased by $1,726,416, or 49.4 percent, as a result of lower assets under management and increased performance fee adjustments. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Base management fees decreased $1,258,496 as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.

•	Performance fee adjustments paid out in the current period increased $467,920 versus the prior period.

•
Distribution fee revenue, shareholder services fee revenue and administrative services fee revenue decreased by $275,745, $130,020, and $75,076, or 35.3 percent, 36.0 percent and 29.2 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses
Total consolidated operating expenses for the three months ended December 31, 2013, decreased $606,692, or 12.6 percent, compared with the three months ended December 31, 2012. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $445,004, or 19.2 percent, primarily as a result of lower performance-based bonuses and fewer employees.

•	Platform fees decreased $280,951, or 38.3 percent, primarily due to lower assets held through broker-dealer platforms.

•	These decreases were partially offset by an increase in general and administrative expenses of $177,825, or 12.6 percent, primarily due to expenses related to strategic fund restructurings.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

Other Income

•
Total consolidated other income for the three months ended December 31, 2013, increased $120,341, or 74.8 percent, compared with the three months ended December 31, 2012. This was largely attributable to increases in dividend and interest income during the three months ended December 31, 2013.

Loss on Discontinued Operations
Total loss on discontinued operations for the three months ended December 31, 2013, increased by $195,786, or 1,666.7 percent, compared to the prior period as a result of lower revenue and higher expenses in the current period due to transition of the transfer agency to a third party.

RESULTS OF OPERATIONS – SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
The Company posted net loss of $1,202,620 ($0.08 per share loss) for the six months ended December 31, 2013, compared with net income of $214,785 ($0.01 per share) for the six months ended December 31, 2012, a decrease of $1,417,405, or 659.9 percent.
Operating Revenues
Total consolidated operating revenues for the six months ended December 31, 2013, decreased $3,594,022, or 38.3 percent, compared with the six months ended December 31, 2012. This decrease was primarily attributable to the following:

•
Mutual fund advisory fees decreased by $2,606,479, or 40.6 percent, as a result of lower assets under management and increased performance fee adjustments. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Base management fees decreased $2,352,862 as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.

•	Performance fee adjustments paid out in the current period increased $253,617 versus the prior period.

•
Distribution fee revenue, shareholder services fee revenue and administrative services fee revenue decreased by $516,386, $248,695 and $157,956, or 33.3 percent, 33.6 percent and 30.9 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses
Total consolidated operating expenses for the six months ended December 31, 2013, decreased $935,083, or 10.1 percent, compared with the six months ended December 31, 2012. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $720,431, or 16.1 percent, primarily as a result of lower performance-based bonuses and fewer employees.

•	Platform fees decreased $487,594, or 33.7 percent, primarily due to lower assets held through broker-dealer platforms.

•	These decreases were partially offset by an increase in general and administrative expenses of $363,227, or 13.2 percent, primarily due to expenses related to strategic fund restructurings.

Other Income

•
Total consolidated other income for the six months ended December 31, 2013, increased $732,470, or 202.5 percent, compared with the six months ended December 31, 2012. This was largely attributable to gains realized upon sales of available-for-sale securities during the six months ended December 31, 2013.

Loss on Discontinued Operations
Total loss on discontinued operations for the six months ended December 31, 2013, increased by $180,191, or 321.8 percent, compared to the prior period as a result of lower revenue and higher expenses in the current period due to transition of the transfer agency to a third party.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2013, the Company had net working capital (current assets minus current liabilities) of approximately $23.5 million and a current ratio (current assets divided by current liabilities) of 11.8 to 1. With approximately $4.6 million in cash and cash equivalents and approximately $26.0 million in marketable securities, the Company has adequate liquidity to meet its

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

current obligations. Total shareholders’ equity is approximately $35.1 million, with cash, cash equivalents, and marketable securities comprising 82.0 percent of total assets.
As of December 31, 2013, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of December 31, 2013, this credit facility remained unutilized by the Company.
Management believes current cash reserves, financing available, and potential cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of opportunities for growth whenever available.
With the exception of the mutually agreed upon termination of the transfer agency agreement between USSI and USGIF, the investment advisory and related contracts between the Company or its subsidiaries and USGIF have been renewed through September 2014. The Company provided advisory services to three offshore clients for which the Company received a monthly advisory fee and performance fee, if any, based on agreed-upon performance measurements. One of the offshore funds liquidated in November 2013. The contracts between the Company and these offshore clients expire periodically, and management anticipates that its remaining offshore clients will renew the contracts.
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
The table below summarizes the Company’s equity price risks as of December 31, 2013, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at December 31, 2013	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities[1]	$18,640,758	25% increase	$23,300,948	$3,075,725
		25% decrease	$13,980,569	$(3,075,725)
Available-for-sale[2]	$7,343,679	25% increase	$9,179,599	$1,211,707
		25% decrease	$5,507,759	$(1,211,707)
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

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2013.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

PART II. OTHER INFORMATION
ITEM 1A.    RISK FACTORS
For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2013. There have been no material changes since fiscal year end to the risk factors listed therein.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-13 to 07-31-13	3,980	$9,627	$2.42	3,980	$2,566,765
08-01-13 to 08-31-13	3,480	10,682	3.07	3,480	2,556,083
09-01-13 to 09-30-13	5,759	16,900	2.93	5,759	2,539,183
10-01-13 to 10-31-13	5,330	14,810	2.78	5,330	2,524,373
11-01-13 to 11-30-13	2,700	6,822	2.53	2,700	2,517,551
12-01-13 to 12-31-13	20,197	50,896	2.52	20,197	See Note 3
Total	41,446	$109,737	$2.65	41,446

[1]
The Board of Directors of the company approved on December 7, 2012, a repurchase of up to $2.75 million of its outstanding class A common stock from time to time on the open market through calendar year 2013 in accordance with all applicable rules and regulations.

[2]	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.

[3]
The repurchase plan was approved on December 7, 2012, renewed on December 12, 2013, and will continue through calendar year 2014. The total amount of shares that may be repurchased in 2014 under the renewed program is $2.75 million.

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

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

ITEM 6.    EXHBITS

1. Exhibits –
10.3	Amended and Restated Administrative Services Agreement, dated December 9, 2013, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., included herein
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

AMENDED AND RESTATED
ADMINISTRATIVE SERVICES AGREEMENT

AGREEMENT, dated as of December 9, 2013, among U.S. Global Investors Funds, a Delaware statutory trust (the “Trust”), on its own behalf and on behalf of each of the Funds listed on Appendix A to this Agreement (each a “Fund” and together, the “Funds”), and U.S. Global Investors, Inc., a Texas corporation, and any successor thereto (the “Administrator”), with respect to each Fund named in Appendix A to this Agreement, as may be amended from time to time.
WHEREAS, the Trust is engaged in business as an open-end investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”); and
WHEREAS, the Trust desires to retain the Administrator and its permitted designees to provide certain administrative services (the “Services”) to the Funds and with respect to the share classes of those Funds (the “Classes”) on the terms set out in this Agreement, and the Administrator and its designees are willing to provide the Services to the Funds and Classes on the terms set out in this Agreement.
NOW, THEREFORE, in consideration of the premises and the covenants contained in this Agreement, the parties agree as follows:
1.    Appointment. The Trust appoints the Administrator to provide the Services set out in Appendix B to this Agreement for the benefit of the Trust and the Funds. The Administrator accepts its appointment and agrees to provide the Services for the compensation set out in this Agreement. Each new series of the Trust and share class thereof established in the future by the Trust shall automatically become a “Fund” or “Class,” respectively, for all purposes hereunder as if it were listed in Appendix A, absent written notification to the contrary by either the Trust or the Administrator.

2.    Duties of the Administrator. The Administrator shall, at its expense, provide the services set forth in Appendix B in connection with the operations of the Trust and the Funds.

The parties hereto hereby acknowledge and agree that, for single class Funds, all of the administration services listed in Appendix B are provided at the Fund level and that, for multi-class Funds, certain of the administration services listed in Appendix B are provided, to some degree, at the Fund level (“Fund-Level Duties”). Additionally, the parties hereto hereby acknowledge and agree that, for multi-class Funds, certain of the administration services listed in Appendix B are provided in their entirety or to a different degree at the Class level (“Class-Level Duties”).

In performing all services under this Agreement, the Administrator shall: (a) act in conformity with the Trust’s Agreement and Declaration of Trust and By-Laws, the 1940 Act, and any other applicable laws as may be amended from time to time, and all relevant rules thereunder, and with the Trust’s registration statement under the Securities Act of 1933 and the 1940 Act, as may be amended from time to time; (b) consult and coordinate with legal counsel to the Trust as necessary and appropriate; and (c) advise and report to the Trust and its legal counsel, as necessary and appropriate, with respect to any compliance or other matters that come to its attention.

3.    Fees.

(a)    In consideration of the Fund-Level Duties and Class-Level Duties rendered by the Administrator under this Agreement for each multi-class Fund, the Trust shall pay the Administrator a Fund-Level Fee and Class-Level Fee, respectively, as shown on Appendix C. In consideration of the duties rendered by the Administrator under this Agreement for each single class Fund, the Trust shall pay the Administrator a fee, as shown on Appendix C. In addition, for each multi-class and single-class Fund, the Trust shall pay the Administrator a base fee, as shown on Appendix C. The fees payable pursuant to this Paragraph shall be calculated based on the average daily value (as determined on each business day at the time set forth in each Fund’s prospectus for determining net asset value per share) of each Fund’s or Class’s net assets, as appropriate, during the preceding month.

(b)    The Administrator may from time to time agree not to impose all or a portion of its fee otherwise payable under this Agreement and/or undertake to pay or reimburse the Trust for all or a portion of its expenses not otherwise required to be paid by or reimbursed by the Administrator. Unless otherwise agreed, any fee reduction or undertaking may be discontinued or modified

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

by the Administrator at any time. The Administrator reserves the right to recoup any waived fees or expenses payable under this Agreement for a period of up to three years from the date of the waiver of such fees and expenses.

(c)    For the month and year in which this Agreement becomes effective or terminates, there will be an appropriate pro ration of any fee based on the number of days that the Agreement is in effect during such month and year, respectively.

(d)    The Administrator will not be required to pay expenses of any activity which is primarily intended to result in the sale of shares of a Fund if and to the extent that such expenses are required to be borne by a principal underwriter which acts as the distributor of a Fund’s shares pursuant to an underwriting agreement which provides that the underwriter shall assume some or all of such expenses.

4.    Expenses.

(a)    Except as otherwise provided in this Agreement, the Administrator will pay all costs it incurs in connection with the performance of its duties under this Agreement. The Administrator will pay the compensation and expenses of all of its personnel and will make available, without expense to the Trust, the services of its officers and employees as may duly be elected officers or Trustees of the Trust, subject to their individual consent to serve and to any limitations imposed by law. Nothing in this Paragraph 3 shall preclude or prevent the Trust from paying expenses not enumerated in Subparagraph (b) below, including but not limited to expenses incurred in the course of the Administrator providing additional services to the Trust that are not currently contemplated by this Agreement.

(b)    The Administrator will not be required to pay any expenses of the Trust other than those specifically allocated to the Administrator in this Agreement. In particular, but without limiting the generality of the previous sentence, the Administrator will not be required to pay the Trust expenses set forth below. The expenses of the Trust shall include, without limitation:
(i)the charges and expenses of any registrar, stock transfer or dividend disbursing agent, custodian, or depository appointed by the Trust for the safekeeping of its cash, portfolio securities and other property;
(ii)the charges and expenses of the Trust’s independent auditors;
(iii)brokerage commissions and other costs in connection with transactions in the portfolio securities of the Trust;
(iv)all taxes, including issuance and transfer taxes, and corporate fees payable by the Trust to Federal, state or other governmental agencies;
(v)the cost of stock certificates (if any) representing shares of the Trust;
(vi)expenses involved in registering and maintaining registrations of the Trust and of its shares with the U.S. Securities and Exchange Commission and various states and other jurisdictions;
(vii)all expenses of shareholders’ and Trustees’ meetings, including meetings of committees, and of preparing, printing and mailing proxy statements and solicitations of proxies, quarterly reports, semi-annual reports, annual reports and other communications to shareholders;
(viii)all expenses of preparing and setting in type, prospectuses, and expenses of printing and mailing the same to shareholders (but not expenses of printing and mailing of prospectuses and literature used for promotional purposes);
(ix)compensation and travel expenses of Trustees who are not “interested persons” within the meaning of the 1940 Act (“Independent Trustees”);
(x)the expenses of furnishing or causing to be furnished, to each shareholder an account statement, including the expense of mailing such statements;
(xi)charges and expenses of legal counsel in connection with matters relating to the Trust, including, without limitation, legal services rendered by counsel to the Trust’s Independent Trustees, or the services of other legal counsel retained by the Trust’s Independent Trustees;
(xii)the expenses of attendance at professional meetings of organizations such as the Investment Company Institute, the Mutual Fund Director’s Forum, or other similar organizations by officers and Trustees of the Trust, and the membership or association dues of such organizations;
(xiii)    the cost and expenses of senior management with respect to transfer agent oversight and related operational issues, including the coordination of reporting to the Trust’s Board of Trustees (the “Board”);
(xiv)    the cost and expenses of shareholder servicing personnel with respect to transfer agent oversight and related operational issues, including, without limitation, education and training of telephone representatives;
(xv)    the cost and expenses of accounting personnel with respect to transfer agent oversight and related operational issues, including, without limitation, review of monthly invoicing and authorization for fund payments;

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

(xvi)    the cost and expense of maintaining the books and records of the Trust, including general ledger accounting;
(xvii)    the expense of obtaining and maintaining fidelity bond as required by Section 17(g) of the 1940 Act and the expense of maintaining director’s and officer’s insurance for the Trust and the Trustees and officers of the Trust;
(xviii)    interest payable on Trust borrowings;
(xix)    postage; and
(xx)    such non-recurring or extraordinary expenses as they may arise, including those relating to actions, suits or proceedings to which the Trust is a party and the legal obligation which the Trust may have to indemnify the Trust’s Trustees and officers with respect thereto.
5.    Delegation.
(a)    The Administrator, upon prior notice to the Trust and in compliance with applicable law, may delegate any of the Services, or adjust any prior delegation, to any other person or persons that the Administrator controls, is controlled by, or is under common control with, or to specified employees of any such persons, to the extent permitted by applicable law.
(b)    Subject to prior approval of a majority of the members of the Board, including a majority of the Trustees who are not “interested persons,” and, to the extent required by applicable law, by the shareholders of a Fund, the Administrator, upon prior consent of the Trust and in compliance with applicable law, may delegate or outsource any of the Services, or adjust any prior delegation or outsourcing, to any other person or persons unaffiliated with the Administrator or to specified employees of any such persons, to the extent permitted by applicable law.
(c)    Notwithstanding any delegation under clauses (a) or (b) of this Section 4, the Administrator will continue to supervise the Services provided by such persons or employees and any delegation will not relieve the Administrator of any of its obligations under this Agreement.
6.    Compliance with Rule 38a-1. The Administrator shall maintain policies and procedures relating to the services it provides pursuant to this Agreement that are reasonably designed to prevent violations of the federal securities laws, and shall employ personnel to administer the policies and procedures who have the requisite level of skill and competence required to effectively discharge its responsibilities. The Administrator also shall provide the Trust’s chief compliance officer with periodic reports regarding its compliance with the federal securities laws, and shall promptly provide special reports in the event of any material violation of the federal securities laws.

7.    Books and Records. The Administrator will maintain the books and records with respect to each Fund relating to the Services it provides pursuant to this Agreement and as are required pursuant to the 1940 Act and the rules thereunder. In compliance with the requirements of Rule 31a-3 under the 1940 Act, the Administrator hereby agrees that all records which it maintains for each Fund are the property of such Fund and further agrees to surrender promptly to a Fund any of such records upon the Fund’s request. The Administrator further agrees to preserve for the periods prescribed by Rule 31a-2 under the 1940 Act the foregoing records required to be maintained by Rule 31a-1 under the 1940 Act.

8.    Reports to Administrator. Each Fund shall furnish or otherwise make available to the Administrator such copies of that Fund’s prospectus, statement of additional information, financial statements, proxy statements, reports, and other information relating to its business and affairs as the Administrator may, at any time or from time to time, reasonably require in order to discharge its obligations under this Agreement.

9.    Reports to Each Fund. The Administrator shall prepare and furnish to each Fund such reports, statistical data and other information in such form and at such intervals as such Fund may reasonably request.

10.    Independent Contractor. In the performance of its duties hereunder, the Administrator is and shall be an independent contractor and, unless otherwise expressly provided herein or otherwise authorized in writing, shall have no authority to act for or represent the Trust or any Fund in any way or otherwise be deemed to be an agent of the Trust or any Fund.
11.     Confidentiality. Subject to the duties of the Administrator and the Trust to comply with the applicable law, including any demand of any regulatory or taxing authority having jurisdiction, the parties hereto shall treat as confidential all information pertaining to a Fund and the Trust and the actions of the Adviser and the Funds in respect thereof.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

12.    Non-Exclusive Services. The services of the Administrator to the Trust are not to be deemed exclusive, the Administrator being free to render services to others and engage in other activities, provided, however, that such other services and activities do not, during the term of this Agreement, interfere, in a material manner, with the Administrator’s ability to meet all of its obligations with respect to rendering services to the Trust hereunder.
13.    Effect of Agreement. Nothing herein contained shall be deemed to require the Trust or any Fund to take any action contrary to the Agreement and Declaration of Trust or By-laws of the Trust or any applicable law, regulation or order to which it is subject or by which it is bound, or to relieve or deprive the Trustees of their responsibility for and control of the conduct of the business and affairs of the Fund or Trust.

14.    Limitation of Liability and Indemnification. The Administrator shall exercise its best judgment in rendering the services under this Agreement. The Administrator shall not be liable for any error of judgment or mistake of law or for any loss suffered by a Fund or a Fund’s shareholders in connection with the matters to which this Agreement relates, provided that nothing herein shall be deemed to protect or purport to protect the Administrator against any liability to a Fund or to its shareholders to which the Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the Administrator’s reckless disregard of its obligations and duties under this Agreement. The Trust shall indemnify and hold harmless the Administrator and its affiliated and controlling persons (as those terms are defined in Section 2(a)(3) of the 1940 Act and Section 15 of the 1933 Act, respectively) against any and all losses, claims, damages, liabilities or litigation (including reasonable legal and other expenses) by reason of or arising out of any error of judgment or mistake of law or for any loss suffered by a Fund or a Fund’s shareholders in connection with the matters to which this Agreement relates, provided that the Administrator’s actions or omissions do not rise to the level of willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations and duties under this Agreement. The Administrator shall indemnify and hold harmless the Trust, including its series, and its affiliated and controlling persons (as defined above) against any and all losses, claims, damages, liabilities or litigation (including reasonable legal and other expenses) by reason of or arising out of the Administrator’s willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the Administrator’s reckless disregard of its obligations and duties under this Agreement. It is expressly agreed that the obligations of the Administrator hereunder shall not be binding upon any shareholders, nominees, officers, agents or employees of the Administrator personally, but bind only the assets and property of the Administrator, respectively.

15.    Trust and Shareholder Liability. The Administrator is hereby expressly put on notice of the limitation of shareholder liability as set forth in the Agreement and Declaration of Trust of the Trust and agrees that obligations assumed by the Trust and/or a Fund pursuant to this Agreement shall be limited in all cases to that Trust and/or the Fund and its assets, and if the liability relates to one or more Funds, the obligations hereunder shall be limited to the respective assets of such Fund or Funds. The Administrator further agrees that they shall not seek satisfaction of any such obligation from the shareholders or any individual shareholder of a Fund, nor from the Trustees, any individual Trustee of the Trust or any of the Trust’s officers, employees or agents, whether past, present or future shall be personally liable therefor.

16.    Force Majeure. The Administrator shall not be liable for delays or errors occurring by reason of circumstances beyond its control, including but not limited to acts of civil or military authority, national emergencies, work stoppages, fire, flood, catastrophe, acts of God, insurrection, war, riot, or failure of communication or power supply. In the event of equipment breakdowns beyond its control, the Administrator shall take reasonable steps to minimize service interruptions but shall have no liability with respect thereto.

17.    Duration and Termination. This Agreement shall become effective as of the date written above with respect to the Trust, and with respect to each Fund as indicated in Schedule A and shall remain in full force and effect until one year after the date written above. Thereafter, if not terminated, this Agreement shall continue automatically for successive terms of one year, subject to annual renewal as provided in Section 16(a) hereof and unless terminated as set forth in Sections 16(b) and (c) hereof:
(a)    The Agreement shall be approved annually with respect to a Fund (1) by a vote of a majority of the Trust’s Board who are not “interested persons” of the Trust or (2) by a vote of a “majority of the outstanding voting securities” of the Fund.

(b)    Either party hereto may, at any time on sixty (60) days’ prior written notice to the other, terminate this Agreement with respect to a Fund or the Trust as a whole, without payment of any penalty. With respect to a Fund, termination may be authorized by action of the Board of the Trust or by a vote of a majority of the outstanding voting securities of the Fund.

(c)    Either party hereto may terminate this Agreement with respect to a Fund or the Trust as a whole, upon a material breach of the other party with respect to that party’s obligations under this Agreement. The party in material breach of this

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

Agreement will be permitted a period of no more than sixty (60) days’ to remedy the breach. Failure to remedy such breach will result in termination of this Agreement without payment of any penalty by the non-breaching party.

In the event of termination of this Agreement for any reason, the Administrator shall, immediately upon notice of termination or on such later date as may be specified in such notice, cease all activity on behalf of the Trust and each Fund and, with respect to any of its assets, except as otherwise required by any fiduciary duties of the Administrator under applicable law. In addition, the Administrator shall deliver the all books and records to the Trust by such means and in accordance with such schedule as the Trust shall direct and shall otherwise cooperate, as reasonably directed by the Trust, in the transition of administrative duties to any successor of the Administrator.

18.    Amendments. No provision of this Agreement may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against which enforcement of the change, waiver, discharge or termination is sought, and no material amendment of this Agreement as to a the Trust or a Fund shall be effective until approved by the Board.

19.    Definitions. As used in this Agreement, the terms “majority of the outstanding voting securities,” “interested person,” and “affiliated person” shall have the same meanings as such terms have in the 1940 Act.

20.    Interpretation of Terms. Any question of interpretation of any term or provision of this Agreement having a counterpart in or otherwise derived from a term or provision of the 1940 Act shall be resolved by reference to such term or provision of the 1940 Act and to interpretation thereof, if any, by the United States courts or, in the absence of any controlling decision of any such court, by rules, regulations or orders of the SEC validly issued pursuant to the 1940 Act. Where the effect of a requirement of the 1940 Act reflected in any provision of this Agreement is altered by a rule, regulation or order of the SEC, whether of special or general application, such provision shall be deemed to incorporate the effect of such rule, regulation or order.

21. Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto, and supersedes all prior agreements and understandings relating to the subject matter hereof.

22.    Notices. All notices required to be given pursuant to this Agreement shall be delivered or mailed to the last known business address of the Trust (attn: [Secretary]) or the Administrator (attn: [President]) (or to such other address or contact as shall be designated by the Trust or the Administrator in a written notice to the other party) in person or by registered or certified mail or a private mail or delivery service providing the sender with notice of receipt. Notice shall be deemed given on the date delivered or mailed in accordance with this Paragraph 22.

23.    Governing Law. This Agreement shall be construed in accordance with the laws of the State of Delaware without giving effect to the conflicts of laws principles thereof, and in accordance with the 1940 Act. To the extent that the applicable laws of the State of Delaware conflict with the applicable provisions of the 1940 Act, the latter shall control.

24.    Severability.     If any provision of this Agreement shall be held or made invalid by a court decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors.

25.    Paragraph Headings. The headings of paragraphs contained in this Agreement are provided for convenience only, form no part of this Agreement and shall not affect its construction.
26.    Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be signed by their respective officers thereunto duly authorized, as of the day and year first above written.

U.S. GLOBAL INVESTORS FUNDS	U.S. GLOBAL INVESTORS, INC.

By: /s/ Frank E. Holmes_______	By: /s/ Susan B. McGee_____
Frank E. Holmes	Susan B. McGee
President/Chief Executive Officer	President/General Counsel

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

APPENDIX A

The following Funds of the Trust and the classes thereof are subject to this Agreement:

Name of Fund	Investor Class Shares	Institutional Class Shares
China Region Fund	X
All American Equity Fund	X
Gold and Precious Metals Fund	X	X
World Precious Minerals Fund	X	X
Global Resources Fund	X	X
Tax Free Fund	X
Near-Term Tax Free Fund	X
U.S. Government Securities Savings Fund	X
U.S. Treasury Securities Cash Fund	X
Emerging Europe Fund	X	X
Global Emerging Markets Fund	X
Holmes Growth Fund	X
MegaTrends Fund	X	X

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

APPENDIX B

ADMINISTRATIVE SERVICES

Subject to the oversight and control of the Board, the Administrator will manage, supervise and conduct all business and affairs of the Trust in connection with its operation as an open-end investment company, other than those governed by the Investment Advisory Agreement or otherwise provided by other parties, including without limitation the Services set forth below as they may be amended from time to time. The table below identifies which Services are generally considered to be Fund-Level Duties and Class-Level Duties. Certain of the Services may be considered a Class-Level Duty in their entirety and others may have both Fund-Level Duty and Class-Level Duty components. The categorization of Services as Fund-Level Duties or Class-Level Duties may vary depending on the facts and circumstances involved in the provision of any particular Service.

	Services	Fund-Level Duty	Class-Level Duty
1	provide the Trust with personnel as are reasonably necessary to perform the Services	X
2
prepare, distribute and utilize comprehensive compliance materials pursuant to Rule 38a-1 of the 1940 Act, including compliance manuals and checklists, develop and/or assist in developing compliance guidelines and procedures to improve overall compliance by the Trust and its various agents
X
3	monitor overall compliance with Rule 38a-1 by the Trust and its various agents including coordination, preparation and submission of reports required by Rule 38-1 of the 1940 Act	X
4
subject to supervision of the Board, propose and carry out policies directed at operational problem inquiry and resolution concerning actual or potential compliance violations, valuation of complex securities, securities trading in problematic markets or correction of pricing errors
X
5	arrange for the preparation and filing for the Trust of all required tax returns	X
6	prepare and submit reports and meeting materials (in addition to reports prepared by the third party transfer agent) to the Board and to existing shareholders	X	X
7	prepare and file the periodic updating of the Trust’s prospectus and statement of additional information		X
8
prepare and file, or oversee the preparation and filing of, any currently required or to be required reports filed with the Securities and Exchange Commission and other regulatory and self-regulatory authorities including, but not limited to, preliminary and definitive proxy materials, post-effective amendments to the Registration Statement, semi-annual reports on Form N-SAR, Form N-CSR, Form N-Q, Form N-PX, and notices pursuant to Rule 24f-2 under the 1940 Act
X
9	prepare and file any regulatory reports as required by any regulatory agency	X
10	oversee the maintenance by the Funds’ custodian of certain books and records of the Funds as required under Rule 31a-1(b) of the 1940 Act	X
11
maintain a general corporate calendar for the Trust and, with respect to each Fund, create and maintain all records required by Section 31 of the 1940 Act and Rules 31a-1 and 31a-2 thereunder, except those records that are maintained by the Funds’ investment adviser, sub-adviser (if applicable), transfer agent, distributor and custodian
X
12	prepare, update and maintain copies of documents, such as charter documents, by-laws and foreign qualification filings	X
13
prepare agenda and background materials for Board meetings, including reoccurring reports on Fund compliance; make presentations where appropriate, prepare minutes and follow-up on matters raised at Board meetings
		X	X
14	organize, attend and prepare minutes of shareholder meetings		X

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

15	review and monitor the fidelity bond and errors and omissions insurance coverage and the submission of any related regulatory filings	X
16
maintain continuing awareness of significant emerging regulatory and legislative developments that may affect the Funds, update the Board and the investment adviser on those developments and provide related planning assistance where requested or appropriate
X
17	assist the Trust in the handling of routine regulatory examinations and work closely with the Trust’s legal counsel in response to any non-routine regulatory matters	X
18	the determination and publication of the net asset value of each Fund in accordance with the valuation procedures and policies adopted from time to time by the Board		X
19	accounting for dividends and interest received and distributions made by the Funds		X
20	calculate, submit for review by officers of the Trust, and arrange for the payment of fees to the Funds’ investment adviser, sub-adviser, distributor and custodian		X
21	arrange for and monitor, if directed by the appropriate officers of the Trust, the payment each Fund’s Rule 12b-1 expenses and prepare related reports		X
22	administer the implementation and required distribution of the Trust’s privacy policy as required under regulation S-P	X
23	monitor the Trust’s compliance with its registration statement		X
24	monitor the Trust’s compliance with the Internal Revenue Code, and the regulations promulgated thereunder	X
25	provide the Trust with adequate office space and all necessary office equipment and services, including but not limited to telephone service, heat, utilities, stationary supplies and similar items	X
26
supervise, negotiate contractual arrangements with (to the extent appropriate) and monitor the performance of, incumbent third party accounting agents, custodians, depositories, transfer agents, pricing agents, independent accountants and auditors, attorneys, printers, insurers and other persons in any capacity deemed to be necessary or desirable to Trust or Fund operations
X
27
oversee and provide operational assistance for the Funds’ transfer agent, including:

(a) oversight of the quality of service and processing of the transfer agent;
(b) facilitate calls with VIP shareholders;
(c) approve exceptions to policies;
(d) assist in resolution of operational issues that may arise;
(e) educate and train telephone representatives;
(f) review monthly invoicing and authorize for fund payment; and
(g) coordinate periodic reporting by the transfer agent to the Board, as requested by the Board.
		X	X
28	oversee the tabulation of proxies		X
29	monitor the valuation of portfolio securities and monitor compliance with Board-approved valuation procedures	X
30	assist in establishing the accounting and tax policies of each Fund	X
31
assist in the resolution of accounting issues that may arise with respect to each Fund’s operations and consulting with each Fund’s independent accountants, legal counsel and each Fund's other agents as necessary in connection therewith
X
32	establish and monitor each Fund’s operating expense budgets		X
33	review each Fund’s bills, as appropriate, and process the payment of bills that have been approved by an authorized person of the applicable Fund		X

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

34
assist each Fund in determining the amount of dividends and distributions available to be paid by each Fund to its shareholders, prepare and arrange for the printing of dividend notices to shareholders, and provide the transfer agent and the custodian with the information that is required for those parties to effect the payment of dividends and distributions
X
35
provide to the Board periodic and special reports as the Board may reasonably request, including but not limited to reports concerning the services of the administrator, custodian, and shareholder service agents
X
36	provide assistance with investor and public relations matters		X
37
oversee required documentation and filings with the applicable state securities administrators at the specific direction of the Funds and in accordance with the securities laws of each jurisdiction in which Fund shares are to be offered or sold pursuant to instructions given to the Administrator by the Funds. Such filings include, but are not limited to:

(a)a Fund’s initial notices, the prospectus(es) and statement(s) of additional information and any amendments or supplements thereto where required;
(b)renewals and amendments to registration statements where required;
(c)a Fund’s sales reports where required;
(d)payment at the expense of the Funds of all Fund notice filing fees;
(e)annual reports and proxy statements where required; and
(f)such additional services as the Administrator and the Funds may agree upon in writing
		X	X
38
otherwise assist the Trust as it may reasonably request in the conduct of each Fund’s business. Any additional, non-reoccurring services will be negotiated separately. The Trust, subject to the Board approval, will pay the Administrator’s fees and expenses for any non-reoccurring services
		X	X

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

APPENDIX C

FEE SCHEDULE

The Trust will pay to the Administrator as compensation for the Administrator’s services rendered, a monthly fee composed of a Base Fee and a Fund-Level Fee and a Class-Level Fee, based on the Monthly Average Net Assets (defined below) of the respective Fund and Classes thereof in accordance with the following fee schedule:

Name of Fund	Class	Fund-Level Fee Rate	Class-Level Fee Rate	Total Annual Fee Rate (in addition to Base Fee)	Base Fee*
China Region Fund	Investor	0.05%	0.05%	0.10%	$10,000
All American Equity Fund	Investor	0.05%	0.05%	0.10%	$10,000
Gold and Precious Metals Fund	Investor	0.05%	0.05%	0.10%	$10,000
	Institutional	0.04%	0.04%	0.08%
World Precious Minerals Fund	Investor	0.05%	0.05%	0.10%	$10,000
	Institutional	0.04%	0.04%	0.08%
Emerging Europe Fund	Investor	0.05%	0.05%	0.10%	$10,000
	Institutional	0.04%	0.04%	0.08%
Global Emerging Markets Fund	Investor	0.05%	0.05%	0.10%	$10,000
Holmes Growth Fund	Investor	0.05%	0.05%	0.10%	$10,000
MegaTrends Fund	Investor	0.05%	0.05%	0.10%	$10,000
	Institutional	0.04%	0.04%	0.08%
Global Resources Fund	Investor	0.05%	0.05%	0.10%	$10,000
	Institutional	0.04%	0.04%	0.08%
Tax Free Fund	Investor	0.05%	0.05%	0.10%	$10,000
Near-Term Tax Free Fund	Investor	0.05%	0.05%	0.10%	$10,000
U.S. Government Securities Savings Fund	Investor	0.05%	0.05%	0.10%	$10,000
U.S. Treasury Securities Cash Fund	Investor	0.05%	0.05%	0.10%	$10,000

*The Base Fee is in addition to each Fund’s Total Annual Fee Rate. For multi-class Funds, the Base Fee is considered a fund level fee and will be ratably allocated between each Class based on relative Net Assets of each respective Class.

The “Monthly Average Net Assets” of any Fund of the Trust for any calendar month shall be equal to the quotient produced by dividing (i) the sum of the net assets of such Fund for each calendar day of such month, by (ii) the number of such days.

The value of the net assets of each Fund will always be determined pursuant to the applicable provisions of the Trust’s Declaration, as amended from time-to-time and the registration statement.

Fees and expenses for Non-Recurring Services will be negotiated and quoted separately.

The Administrator shall be reimbursed for certain out-of-pocket expenses, including but not limited to: (i) postage, stationery (including FedEx or other shipping fees); (ii) computer programming relating to services provided to the Trust that have been approved by the Board prior to implementation; (iii) EDGAR filing costs; (iv) record retention relating to the Trust; (v) federal and state regulatory filing fees; (vi) expenses incurred for Board meetings (e.g. catering services, entertainment, or off-site meeting rentals); (vii) transfer agent oversight-related expenses, including maintenance of toll-free telephone number and other communications, hardware and software costs for servicing of VIP shareholders, shareholder servicing-related travel expenses for education and training of telephone representatives, and other travel expenses relating to oversight and due diligence; (viii) such non-recurring or extraordinary expenses that have been approved by the Board of the Trust prior to implementation; and (ix) special reports prepared by the Administrator at the request of the Trust or Board.

U.S. GLOBAL INVESTORS, INC.
DECEMBER 31, 2013 QUARTERLY REPORT ON FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	February 7, 2014	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 7, 2014	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer