Form 10-Q
period 2014-03-31
U S GLOBAL INVESTORS INC
filed 2014-05-12
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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
YES [X]                                NO [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES [ ]                                NO [X]
On May 5, 2014, there were 13,869,436 shares of Registrant’s class A nonvoting common stock issued and 13,374,755 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,187 shares of Registrant’s class C voting common stock issued and outstanding.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
Assets	(UNAUDITED)
Current Assets
Cash and cash equivalents	$4,132,185	$18,085,226
Trading securities, at fair value	18,645,573	4,758,220
Receivables
Mutual funds	1,031,310	964,461
Offshore clients	14,500	21,000
Income tax	1,160,094	140,792
Employees	195	5,500
Other	296,505	16,140
Prepaid expenses	600,414	604,701
Deferred tax asset	39,527	195,871
Total Current Assets	25,920,303	24,791,911
Net Property and Equipment	2,908,090	3,084,860
Other Assets
Deferred tax asset, long term	356,183	677,539
Investment securities available-for-sale, at fair value	6,240,626	9,053,111
Other investments	385,439	—
Investment in Galileo	669,519	654,528
Total assets held related to discontinued operations	—	420,853
Total Other Assets	7,651,767	10,806,031
Total Assets	$36,480,160	$38,682,802
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$60,604	$71,289
Accrued compensation and related costs	535,516	686,562
Dividends payable	231,931	232,402
Other accrued expenses	704,968	770,024
Total liabilities held related to discontinued operations	45,636	73,284
Total Current Liabilities	1,578,655	1,833,561
Commitments and Contingencies
Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,361 and 13,865,021 shares at March 31, 2014, and June 30, 2013, respectively	346,659	346,626
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,187 and 2,070,527 shares at March 31, 2014, and June 30, 2013, respectively	51,730	51,763
Additional paid-in-capital	15,658,586	15,654,397
Treasury stock, class A shares at cost; 494,981 and 463,958 shares at March 31, 2014, and June 30, 2013, respectively	(1,247,387)	(1,128,704)
Accumulated other comprehensive income, net of tax	745,164	652,218
Retained earnings	19,346,753	21,272,941
Total Shareholders’ Equity	34,901,505	36,849,241
Total Liabilities and Shareholders’ Equity	$36,480,160	$38,682,802
The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Operating Revenues
Mutual fund advisory fees	$5,589,794	$9,522,556	$1,783,801	$3,110,084
Distribution fees	1,509,684	2,246,930	474,002	694,862
Shareholder services fees	720,957	1,094,070	229,140	353,560
Administrative services fees	565,940	741,657	212,755	230,516
Other advisory fees	147,402	253,534	42,334	83,960
	8,533,777	13,858,747	2,742,032	4,472,982
Operating Expenses
Employee compensation and benefits	5,276,847	6,484,024	1,524,000	2,010,747
General and administrative	4,095,770	4,064,741	981,602	1,313,799
Platform fees	1,380,616	2,106,056	419,878	657,724
Advertising	504,726	625,091	154,577	194,003
Depreciation	187,053	201,200	62,242	67,043
Subadvisory fees	45,000	45,000	15,000	15,000
	11,490,012	13,526,112	3,157,299	4,258,316
Operating Income (Loss)	(2,956,235)	332,635	(415,267)	214,666
Other Income (Loss)
Investment income (loss)	1,482,416	345,557	373,541	(16,081)
Equity in earnings of Galileo	14,991	—	29,758	—
	1,497,407	345,557	403,299	(16,081)
Income (Loss) from Continuing Operations Before Income Taxes	(1,458,828)	678,192	(11,968)	198,585
Provision for Federal Income Taxes
Tax expense (benefit)	(466,323)	291,794	14,095	82,958
Income (Loss) from Continuing Operations	(992,505)	386,398	(26,063)	115,627
Discontinued Operations (Note 12)
Loss from operations of discontinued transfer agent	(360,749)	(197,646)	(2,904)	(112,818)
Tax benefit	(122,655)	(67,200)	(988)	(38,358)
Loss from Discontinued Operations	(238,094)	(130,446)	(1,916)	(74,460)
Net Income (Loss)	(1,230,599)	255,952	(27,979)	41,167
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period (net of tax expense of $386,647 and $245,814 for the nine months ended March 31, 2014 and 2013, respectively, and $195,339 and $221,145 for the three months ended March 31, 2014 and 2013, respectively)	750,551	477,169	379,188	429,283
Less: reclassification adjustment for gains included in investment income (net of tax expense of $338,766 and $73,848 for the nine months ended March 31, 2014 and 2013, respectively, and $103,258 and $0 for the three months ended March 31, 2014 and 2013, respectively)	(657,605)	(143,352)	(200,441)	—
Comprehensive Income (Loss)	$(1,137,653)	$589,769	$150,768	$470,450
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$(0.06)	$0.02	$—	$0.01
Loss from discontinued operations	$(0.02)	$0.00	$—	$(0.01)
Net income (loss)	$(0.08)	$0.02	$—	$—
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$(0.06)	$0.02	$—	$0.01
Loss from discontinued operations	$(0.02)	$0.00	$—	$(0.01)
Net income (loss)	$(0.08)	$0.02	$—	$—
Basic weighted average number of common shares outstanding	15,466,280	15,484,371	15,454,932	15,490,020
Diluted weighted average number of common shares outstanding	15,466,280	15,484,371	15,454,932	15,490,020
The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(1,230,599)	$255,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190,471	206,329
Net loss on disposal of property and equipment	25,494	—
Net recognized (gain) loss on securities	(828,006)	51,755
Net income from equity method investment	(14,991)	—
Provision for deferred taxes	429,819	101,833
Stock bonuses	7,902	61,109
Stock-based compensation expense	407	8,930
Changes in operating assets and liabilities:
Accounts receivable	(973,054)	213,641
Prepaid expenses	4,287	(55,882)
Trading securities	(14,055,717)	(22,452)
Accounts payable and accrued expenses	(269,442)	361,554
Total adjustments	(15,482,830)	926,817
Net cash (used in) provided by operating activities	(16,713,429)	1,182,769
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(39,158)
Purchase of Galileo shares	—	(600,000)
Purchase of available-for-sale securities	(1,054,680)	(348,057)
Purchase of other investments	(159,710)	—
Proceeds on sale of available-for-sale securities	4,736,043	679,014
Return of capital on investment	42,591	—
Net cash provided by (used in) investing activities	3,564,244	(308,201)
Cash Flows from Financing Activities:
Issuance of common stock	122,552	141,324
Repurchases of common stock	(230,347)	(84,983)
Dividends paid	(696,061)	(2,399,882)
Net cash used in financing activities	(803,856)	(2,343,541)
Net decrease in cash and cash equivalents	(13,953,041)	(1,468,973)
Beginning cash and cash equivalents	18,085,226	20,612,721
Ending cash and cash equivalents	$4,132,185	$19,143,748
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of this statement.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

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

The Company evaluates for consolidation whether entities in which it has an interest are variable interest entities (“VIEs”) and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. If the VIE qualifies for the investment company deferral, the primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns.

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, the funds it advises. The Company has determined that these entities qualify for the Investment Company deferral in ASC 810-10-65-2 (aa) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant to the total ownership of the fund, and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary of these VIEs.

Prior to March 31, 2014, the Company classified investments in private and venture capital companies as available-for-sale Level 3 securities. Since these equity investments do not have readily determinable fair values, these investments should have been classified as other investments and accounted for under the cost method of accounting rather than at fair value. The Company determined that the difference between the fair value and the value using the cost method of accounting for these securities is not material to accumulated other comprehensive income or other comprehensive income and did not affect net income or earnings per share. To correct this balance sheet misclassification, the Company has changed the classification of these investments by including these investments in ‘Other investments’ on the face of the balance sheet at cost adjusted for impairments. This reclassification was not material to accumulated other comprehensive income or other comprehensive income and did not affect net income or earnings per share.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2014, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this standard, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, rather than as a liability, when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law. The standard is effective for interim and annual periods beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 was not material to the consolidated financial statements.

NOTE 2. INVESTMENTS

As of March 31, 2014, the Company held investments with a carrying value of approximately $25.3 million and a cost basis of approximately $24.6 million. The carrying value of these investments is approximately 69.3 percent of the Company’s total assets.

Investments in securities classified as trading are reflected as current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on trading securities are included in earnings in the consolidated statements of operations and comprehensive income.

Investments in securities classified as available-for-sale, which may not be readily marketable, are reflected as non-current assets on the consolidated balance sheet at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income as a separate component of shareholders’ equity until realized.

Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. These equity investments are accounted for under the cost method of accounting and evaluated for impairment. The Company considers many factors in determining impairment, including the severity and duration of the decline in value below cost, the Company’s interest and ability to hold the security for a period of time sufficient for an anticipated recovery in value, and the financial condition and specific events related to the issuer. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings. Other investments is $385,439 as of March 31, 2014.

In December 2013, the shareholders of the U.S. Government Securities Savings Fund approved a proposal resulting in the conversion of the fund from a money market fund to a U.S. Government ultra-short bond fund that is not a money market fund. The fund was renamed U.S. Government Securities Ultra-Short Bond Fund (“Government Fund”). Prior to the conversion, while the fund was a money market fund, the amount held in the fund was classified as a cash equivalent. After the conversion, the amount held in the fund is classified as a trading mutual fund investment. The amount held in the fund by the Company as of the conversion date was $14,118,943.

The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

The following details the components of the Company’s investments as of March 31, 2014, and June 30, 2013.

	March 31, 2014 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(310)	$874
Mutual funds - Fixed income	17,236	69	(5)	17,300
Mutual funds - Domestic equity	535	—	(80)	455
Other	107	—	(90)	17
Total trading securities	$19,062	$69	$(485)	$18,646

Available-for-sale securities [2]
Common stock - Domestic	$378	$414	$(4)	$788
Common stock - International	661	699	(5)	1,355
Corporate debt	1,706	35	(17)	1,724
Mutual funds - Fixed income	1,475	9	(3)	1,481
Mutual funds - Domestic equity	660	—	(2)	658
Other	232	6	(3)	235
Total available-for-sale securities [3]	$5,112	$1,163	$(34)	$6,241

	June 30, 2013 (in thousands)
		Gross Unrealized
	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(398)	$786
Mutual funds - Emerging markets	516	—	(156)	360
Mutual funds - Fixed income	3,116	75	—	3,191
Mutual funds - Domestic equity	535	—	(136)	399
Other	107	—	(85)	22
Total trading securities	$5,458	$75	$(775)	$4,758

Available-for-sale securities [2]
Common stock - Domestic	$266	$313	$—	$579
Common stock - International	604	216	(5)	815
Offshore fund	5,000	—	(288)	4,712
Mutual funds - Fixed income	1,000	4	—	1,004
Mutual funds - Domestic equity	1,010	756	—	1,766
Other	185	—	(8)	177
Total available-for-sale securities [3]	$8,065	$1,289	$(301)	$9,053

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

[3]	Net unrealized gains on available-for-sale securities gross and net of tax as of March 31, 2014, are $1,129 and $745, respectively, and as of June 30, 2013, are $988 and $652, respectively.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2014 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$200	$(4)	$—	$—	$200	$(4)
Common stock - International	107	(5)	—	—	107	(5)
Corporate debt	27	(17)	—	—	27	(17)
Mutual funds - Fixed income	371	(3)	—	—	371	(3)
Mutual funds - Domestic equity	116	(2)	—	—	116	(2)
Other	59	(3)	—	—	59	(3)
Total available-for-sale securities	$880	$(34)	$—	$—	$880	$(34)

	June 30, 2013 (in thousands)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - International	$95	$(5)	$—	$—	$95	$(5)
Offshore fund	—	—	4,712	(288)	4,712	(288)
Other	166	(8)	—	—	166	(8)
Total available-for-sale securities	$261	$(13)	$4,712	$(288)	$4,973	$(301)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

The following summarizes investment income reflected in earnings for the periods discussed:

Investment Income (Loss)	Nine Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Realized gains on sales of available-for-sale securities	$999,342	$234,709	$306,669	$17,509
Realized losses on sales of trading securities	(168,364)	(244,627)	(146)	—
Unrealized gains (losses) on trading securities	283,731	280,472	5,539	(68,267)
Realized foreign currency gains	6,466	1,658	1,939	4,409
Other-than-temporary declines in available-for sale securities	(2,972)	(41,837)	(2,972)	—
Dividend and interest income	364,213	115,182	62,512	30,268
Total Investment Income (Loss)	$1,482,416	$345,557	$373,541	$(16,081)

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
Level 2 – Valuations based on quoted prices in markets for which not all significant inputs are observable, directly or indirectly. Corporate debt securities valued in accordance with the evaluated price supplied by an independent service are categorized as Level 2 in the hierarchy. Other securities categorized as Level 2 included securities valued at the mean between the last reported bid and ask quotation.
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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities are valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, the Company reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, and market transactions in comparable investments. Other debt securities are valued based on review of similarly structured issuances in similar jurisdictions. Securities for which market quotations are not readily available are valued at their fair value as determined by the portfolio management team. The portfolio management team includes representatives from the investment, accounting and legal/compliance departments. The portfolio management team meets periodically to consider a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the board of directors.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

Prior to March 31, 2014, the Company classified investments that were valued using the mean between the last reported bid ask quotation as Level 1 investments. The Company has determined that it is reasonable to classify these securities as Level 2 investments. This reclassification does not affect balance sheet presentation, net income or earnings per share.

The following presents fair value measurements, as of March 31, 2014 and June 30, 2013, for the three major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using (in thousands)
	March 31, 2014
	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$874	$—	$874
Mutual funds - Fixed income	17,300	—	—	17,300
Mutual funds - Domestic equity	455	—	—	455
Other	17	—	—	17
Total trading securities	17,772	874	—	18,646
Available-for-sale securities
Common stock - Domestic	788	—	—	788
Common stock - International	1,355	—	—	1,355
Corporate debt	345	1,129	250	1,724
Mutual funds - Fixed income	1,481	—	—	1,481
Mutual funds - Domestic equity	658	—	—	658
Other	235	—	—	235
Total available-for-sale securities	4,862	1,129	250	6,241
Total Investments Measured at Fair Value on a Recurring Basis	$22,634	$2,003	$250	$24,887

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

	Fair Value Measurement using (in thousands)
	June 30, 2013
	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$786	$—	$786
Mutual funds - Emerging markets	360	—	—	360
Mutual funds - Fixed income	3,191	—	—	3,191
Mutual funds - Domestic equity	399	—	—	399
Other	22	—	—	22
Total trading securities	3,972	786	—	4,758
Available-for-sale securities
Common stock - Domestic	579	—	—	579
Common stock - International	720	—	95	815
Offshore fund	—	4,712	—	4,712
Mutual funds - Fixed income	1,004	—	—	1,004
Mutual funds - Domestic equity	1,766	—	—	1,766
Other	14	—	163	177
Total available-for-sale securities	4,083	4,712	258	9,053
Total Investments Measured at Fair Value on a Recurring Basis	$8,055	$5,498	$258	$13,811

As of March 31, 2014, approximately 91 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity and debt securities traded on an active market, eight percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including an investment in an offshore fund, and the remaining one percent are Level 3 inputs. As of June 30, 2013, approximately 58 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 40 percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, including investments in offshore funds, and the remaining two percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter.

In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $874,300 and $785,990 as of March 31, 2014 and June 30, 2013, respectively, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In addition, the Company has investments in corporate debt securities of $1,128,640 as of March 31, 2014 categorized as Level 2 which the Company valued in accordance with the evaluated price supplied by an independent service.

The Company also had a Level 2 investment in an affiliated offshore fund, with a fair value of $4,712,205 as of June 30, 2013, classified as available-for-sale, which invested in dividend-paying equity and debt securities of companies located around the world. The fund liquidated in November 2013, and the Company received the fund’s underlying investments as a non-taxable redemption-in-kind.

The corporate debt in Level 3 is valued based on review of similarly structured issuances in similar jurisdictions. At March 31, 2014, the Level 3 corporate debt is valued at cost, which approximates fair value as a result of the Company’s review of similar structured issuances in similar jurisdictions.

At March 31, 2014, approximately $385,439 in investments in private and venture capital securities were transferred out of available-for-sale Level 3 assets and classified as other investments.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the period ended March 31, 2014 and March 31, 2013:

	Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis (in thousands)
	Nine Months Ended March 31,
	2014			2013
	Common Stock - International	Corporate Debt	Other	Other
Beginning Balance	$95	$—	$163	$168
Return of capital	—	—	(43)	—
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	—	—	—	—
Included in other comprehensive income	5	—	5	(5)
Purchases	—	250	160	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(100)	—	(285)	—
Ending Balance	$—	$250	$—	$163

There was no unrealized gain or loss included in earnings that is attributable to the change in unrealized loss relating to assets held at the end of the reporting period.

NOTE 4. EQUITY INVESTMENT

In January 2013, the Company entered into a stock purchase agreement with Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm, to purchase 50 percent of the issued and outstanding shares of Galileo for $600,000. The closing date of the transaction was March 31, 2013. At this time, Galileo continues to have overall control of the operations and investment management activities of Galileo, including its management of the Galileo Funds. After one year, Galileo may terminate the agreement or allow the Company to purchase an additional 15 percent of its shares. There was no material basis difference between the cost of the Company’s investment in Galileo and the Company’s proportionate share of the underlying equity in net assets of Galileo. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.

On January 17, 2014, Galileo provided written notice allowing U.S. Global to purchase an additional 15 percent of Galileo. U.S. Global plans to proceed with the additional purchase in the Company’s fourth fiscal quarter. After the additional purchase, the Company will own 65 percent of the outstanding shares of Galileo, at which time the Company will re-evaluate whether the investment should continue to be accounted for under the equity method or be consolidated with the operations of the Company.

As the Company lacks control over the investee at this time, the Company accounts for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings. Included in other income for the three and nine months ending March 31, 2014 is $29,758 and $14,991, respectively, of equity method earnings of Galileo.

NOTE 5. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management.

The advisory agreement for the equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and nine months ended March 31, 2014, the Company realized a decrease in its base advisory fee of $213,643 and $632,324, respectively. For the corresponding periods in fiscal year 2013, base advisory fees were adjusted upward $108,969 and downward by $56,095, respectively.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

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

The Company has agreed to contractually limit the expenses of the institutional class of Global Resources Fund through April 30, 2014, and the Near-Term Tax Free Fund through December 2014. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for the three and nine months ended March 31, 2014, were $354,118 and $2,102,329, respectively, compared with $798,138 and $2,502,737, respectively, for the corresponding periods in the prior fiscal year.

Prior to the U.S. Treasury Securities Cash Fund liquidation and the U.S. Government Securities Savings Fund conversion, the Company voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the Government Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). For the three and nine months ended March 31, 2014, total fees waived and/or expenses reimbursed as a result of this agreement were $0 and $583,577, respectively. For the corresponding periods in fiscal year 2013, the total fees waived and/or expenses reimbursed were $298,128 and $885,273, respectively.

The Company may recapture any fees waived and/or expenses reimbursed to maintain Minimum Yield within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the fund’s yield to fall below the Minimum Yield. Thus, $736,531 of the waiver for the Government Fund is recoverable by the Company through December 31, 2014; $509,874 through December 31, 2015; and $498,342 through December 31, 2016. The U.S. Treasury Securities Cash Fund also had waivers subject to future recapture; however, because the fund was liquidated in December 2013, there will be no recapture.

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

The Company provided advisory services for three offshore clients and received monthly advisory fees based on the net asset values of the clients and monthly performance fees, if any, based on the overall increase in net asset values. One of the offshore funds liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $42,334 and $147,402 for the three and nine months ended March 31, 2014, and $83,960 and $253,534 for the corresponding periods in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.

NOTE 6. BORROWINGS

As of March 31, 2014, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a 1-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of March 31, 2014, this credit facility remained unutilized by the Company.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.005 per share is authorized through June 30, 2014, and will be reviewed by the board quarterly.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase authorization ended on December 31, 2013. On December 12, 2013, the Board of Directors renewed the repurchase program for calendar year 2014. The total amount of shares that may be repurchased in 2014 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2014, the Company had repurchased 35,065 and 76,511 class A shares using cash of $120,610 and $230,347, respectively. For both the three and nine months ended March 31, 2013, the Company repurchased 22,203 class A shares using cash of $84,983.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options outstanding and exercisable at March 31, 2014, were 22,000 at a weighted average exercise price of $18.72. There were 7,000 options forfeited for the nine months ended March 31, 2014.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. Due to option forfeitures that occurred in the three months ended March 31, 2014, the Company reversed $813 of compensation expense recognized during the first six months of the fiscal year. Stock-based compensation expense for the nine months ended March 31, 2014, was $407. Stock-based compensation expense for the three and nine months ended March 31, 2013 was $610 and $8,930, respectively. As of March 31, 2014, and 2013, respectively, there was approximately $0 and $8,337 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(992,505)	$386,398	$(26,063)	$115,627
Loss from discontinued operations	(238,094)	(130,446)	(1,916)	(74,460)
Net income (loss)	$(1,230,599)	$255,952	$(27,979)	$41,167
Weighted average number of outstanding shares
Basic	15,466,280	15,484,371	15,454,932	15,490,020
Effect of dilutive securities
Employee stock options	—	—	—	—
Diluted	15,466,280	15,484,371	15,454,932	15,490,020
Earnings (loss) per share
Basic
Income (loss) from continuing operations	$(0.06)	$0.02	$—	$0.01
Loss from discontinued operations	(0.02)	0.00	—	(0.01)
Net income (loss)	$(0.08)	$0.02	$—	$—
Diluted
Income (loss) from continuing operations	$(0.06)	$0.02	$—	$0.01
Loss from discontinued operations	(0.02)	0.00	—	(0.01)
Net income (loss)	$(0.08)	$0.02	$—	$—

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2014, 22,000 options were excluded from diluted EPS compared to 29,000 options excluded for the corresponding periods in 2013.

The Company may repurchase stock from employees. The Company made no repurchases of shares of its class B, or class C common stock during the nine months ended March 31, 2014. During the three and nine months ended March 31, 2014, the Company repurchased 35,065 and 76,511 class A shares on the open market using cash of $120,610 and $230,347, respectively. For both the three and nine months ended March 31, 2013, the Company repurchased 22,203 class A shares using cash of $84,983. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For federal income tax purposes at March 31, 2014, the Company has capital loss carryovers of approximately $800,000, expiring in fiscal year 2018. The Company also has charitable contribution carryovers of approximately $100,000, expiring in fiscal years 2018 - 2019.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At March 31, 2014, and June 30, 2013, a valuation allowance of $33,454 and $27,286, respectively, was included related to the charitable contribution carryover.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to the funds it manages and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Corporate Investments	Consolidated
Nine months ended March 31, 2014
Net operating revenues	$8,533,777	$—	$8,533,777
Net other income	$—	$1,497,407	$1,497,407
Income (loss) from continuing operations before income taxes	$(2,949,678)	$1,490,850	$(1,458,828)
Loss from discontinued operations	$(238,094)	$—	$(238,094)
Depreciation	$190,471	$—	$190,471
Capital expenditures	$—	$—	$—
Gross identifiable assets at March 31, 2014	$10,075,154	$26,009,296	$36,084,450
Deferred tax asset			$395,710
Consolidated total assets at March 31, 2014			$36,480,160
Nine months ended March 31, 2013
Net operating revenues	$13,858,747	$—	$13,858,747
Net other income	$—	$345,557	$345,557
Income from continuing operations before income taxes	$345,099	$333,093	$678,192
Loss from discontinued operations	$(130,446)	$—	$(130,446)
Depreciation	$206,329	$—	$206,329
Capital expenditures	$39,158	$—	$39,158
Three months ended March 31, 2014
Net operating revenues	$2,742,032	$—	$2,742,032
Net other income	$—	$403,299	$403,299
Income (loss) from continuing operations before income taxes	$(409,060)	$397,092	$(11,968)
Loss from discontinued operations	$(1,916)	$—	$(1,916)
Depreciation	$62,242		$62,242
Capital expenditures	$—	$—	$—
Three months ended March 31, 2013
Net operating revenues	$4,472,982	$—	$4,472,982
Net other loss	$—	$(16,081)	$(16,081)
Income (loss) from continuing operations before income taxes	$221,075	$(22,490)	$198,585
Loss from discontinued operations	$(74,460)	$—	$(74,460)
Depreciation	$68,752	$—	$68,752
Capital expenditures	$—	$—	$—

NOTE 11. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews all investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

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

The Board has authorized a monthly dividend of $0.005 per share through June 30, 2014, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2014 is approximately $232,000.

NOTE 12. DISCONTINUED OPERATIONS

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent until conversion to the new transfer agent in December 2013.

The transfer agency results, together with expenses associated with discontinuing transfer agency operations, are reflected as discontinued operations in the statement of operations and are therefore excluded from continuing operations results. These expenses include approximately $65,187 of expenses related to leased equipment that will not be utilized. Comparative periods shown in the statement of operations have been adjusted to conform to this presentation.

The assets and liabilities related to the transfer agency business are as follows at March 31, 2014:

As of March 31, 2014
Liabilities
Other accrued expenses	$45,636
Total liabilities held related to discontinued operations	$45,636

The components of loss from discontinued operations were as follows for the three and nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Operating revenue	$528,536	$1,036,714	$(11,868)	$315,350
Operating expenses	889,285	1,234,360	(8,964)	428,168
Loss from discontinued operations before income taxes	(360,749)	(197,646)	(2,904)	(112,818)
Income tax benefit	(122,655)	(67,200)	(988)	(38,358)
Loss from discontinued operations, net of tax	$(238,094)	$(130,446)	$(1,916)	$(74,460)

NOTE 13. SUBSEQUENT EVENTS

As discussed in Note 4 (Equity Investment), on January 17, 2014, Galileo provided written notice allowing U.S. Global to purchase an additional 15 percent of Galileo. The Company plans to proceed with the purchase in the Company’s fourth fiscal quarter. After the additional purchase, the Company will own 65 percent of the outstanding shares of Galileo.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

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

The Company provided advisory services for three offshore clients and received monthly advisory fees based on the net asset values of the clients and monthly performance fees, if any, based on the overall increase in net asset values. One of the offshore funds liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $42,334 and $147,402 for the three and nine months ended March 31, 2014, respectively, and $83,960 and $253,534 for the corresponding periods in fiscal 2013. Frank Holmes, CEO, serves as a director of the offshore clients.

At March 31, 2014, total assets under management as of period-end, including both SEC-registered funds and offshore clients, were $0.959 billion versus $1.488 billion at March 31, 2013, a decrease of 35.6 percent. During the nine months ended March 31, 2014, average assets under management were $1.096 billion versus $1.634 billion during the nine months ended March 31, 2013. Total assets under management as of period-end at March 31, 2014, were $0.959 billion versus $1.162 billion at June 30, 2013, the Company’s prior fiscal year end.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and nine months ended March 31, 2014, and 2013:

	Three Months Ended March 31, 2014
Changes in Assets Under Management (in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$818,029	$137,111	$955,140
Market appreciation	20,767	831	21,598
Dividends and distributions	—	(466)	(466)
Net shareholder redemptions	(31,307)	(3,028)	(34,335)
Ending Balance	$807,489	$134,448	$941,937
Average investment management fee	0.98%	0.00%	0.84%
Average net assets	$826,463	$135,022	$961,485

	Three Months Ended March 31, 2013
Changes in Assets Under Management (in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,291,295	$288,265	$1,579,560
Market appreciation (depreciation)	(61,497)	155	(61,342)
Dividends and distributions	—	(412)	(412)
Net shareholder redemptions	(55,593)	(1,728)	(57,321)
Ending Balance	$1,174,205	$286,280	$1,460,485
Average investment management fee	0.98%	0.00%	0.80%
Average net assets	$1,241,614	$288,632	$1,530,246

	Nine Months Ended March 31, 2014
Changes in Assets Under Management (in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	64,147	1,694	65,841
Dividends and distributions	(20,287)	(1,312)	(21,599)
Net shareholder redemptions	(93,673)	(149,078)	(242,751)
Ending Balance	$807,489	$134,448	$941,937
Average investment management fee	0.96%	0.00%	0.77%
Average net assets	$860,563	$215,893	$1,076,456

	Nine Months Ended March 31, 2013
Changes in Assets Under Management (in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market appreciation	57,017	1,179	58,196
Dividends and distributions	(14,979)	(1,244)	(16,223)
Net shareholder redemptions	(156,993)	(16,425)	(173,418)
Ending Balance	$1,174,205	$286,280	$1,460,485
Average investment management fee	0.98%	0.00%	0.80%
Average net assets	$1,308,279	$294,867	$1,603,146

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

As shown above, period-end assets under management were lower at March 31, 2014, compared to March 31, 2013. Also, average net assets for the three- and nine-month periods in the current fiscal year were lower than the same periods in the previous fiscal year. Net shareholder redemptions partially offset by market appreciation resulted in an overall decrease in net assets in the current quarter. Net shareholder redemptions and market depreciation adversely affected assets in the same quarter in the previous year. During December 2013, the U.S. Government Securities Savings Fund converted from a money market fund to a bond fund, the U.S. Government Ultra-Short Bond Fund, and the U.S. Treasury Securities Cash Fund was liquidated. The conversion and liquidation of these funds also contributed to lower assets under management. The nine-month periods for both fiscal years had net shareholder redemptions partially offset by market appreciation, resulting in an overall decrease in net assets.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 84 basis points in the third quarter of fiscal 2014 and 80 basis points in the same period in fiscal 2013. The average investment management fee for the fixed income funds was nil for the periods. This is due to fee waivers on these funds as discussed in Note 5 to the financial statements, including a voluntary agreement to support the yields for the money market funds.

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

As of March 31, 2014, the Company held investments with a carrying value of approximately $25.3 million and a cost basis of approximately $24.6 million. The carrying value of these investments is approximately 69.3 percent of the Company’s total assets. See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The Company posted a net loss of $27,979 ($0.00 per share loss) for the three months ended March 31, 2014, compared with net income of $41,167 ($0.00 per share) for the three months ended March 31, 2013, a decrease of $69,146, or 168.0 percent.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2014, decreased $1,730,950, or 38.7 percent, compared with the three months ended March 31, 2013. This decrease was primarily attributable to the following:

•
Mutual fund advisory fees decreased by $1,326,283, or 42.6 percent, as a result of lower assets under management and increased performance fee adjustments. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Base management fees decreased $1,003,671 as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.

•	Performance fee adjustments paid out in the current period increased $322,612 versus the corresponding period in the prior year.

•
Distribution fee revenue and shareholder services fee revenue decreased by $220,860 and $124,420, or 31.8 percent and 35.2 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2014, decreased $1,101,017, or 25.9 percent, compared with the three months ended March 31, 2013. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $486,747, or 24.2 percent, primarily as a result of lower performance-based bonuses and fewer employees.

•	General and administrative expenses decreased $332,197, or 25.3 percent, primarily due to strategic cost cutting initiatives.

•	Platform fees decreased $237,846, or 36.2 percent, primarily due to lower assets held through broker-dealer platforms.

Other Income

Total consolidated other income for the three months ended March 31, 2014, increased $419,380, or 2,607.9 percent, compared with the three months ended March 31, 2013. This was largely attributable to realized gains on sales of available-for-sale securities, equity in earnings of Galileo and increases in dividend and interest income during the three months ended March 31, 2014.

Discontinued Operations

Total loss on discontinued operations for the three months months ended March 31, 2014, increased by $72,544 or 97.4 percent, compared to the corresponding period in the prior year. The prior year loss reflects a period in which the transfer agent was still in full operations while the current quarter reflects residual costs from winding down operations after the transfer agent transitioned to a third party in December 2013.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MARCH 31, 2014 AND 2013

The Company posted a net loss of $1,230,599 ($0.08 per share loss) for the nine months ended March 31, 2014, compared with net income of $255,952 ($0.02 per share) for the nine months ended March 31, 2013, a decrease of $1,486,551, or 580.8 percent.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2014, decreased $5,324,970, or 38.4 percent, compared with the nine months ended March 31, 2013. This decrease was primarily attributable to the following:

•
Mutual fund advisory fees decreased by $3,932,762, or 41.3 percent, as a result of lower assets under management and increased performance fee adjustments. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Base management fees decreased $3,356,533 as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.

•	Performance fee adjustments paid out in the current period increased $576,229 versus the corresponding period in the prior year.

•
Distribution fee revenue, shareholder services fee revenue and administrative services fee revenue decreased by $737,246; $373,113; and $175,717, or 32.8 percent, 34.1 percent and 23.7 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2014, decreased $2,036,100, or 15.1 percent, compared with the nine months ended March 31, 2013. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $1,207,177, or 18.6 percent, primarily as a result of lower performance-based bonuses and fewer employees.

•	Platform fees decreased $725,440, or 34.4 percent, primarily due to lower assets held through broker-dealer platforms.

•	Advertising costs decreased $120,365, or 19.3 percent, primarily due to a decrease in marketing and sales costs.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

Other Income

Total consolidated other income for the nine months ended March 31, 2014, increased $1,151,850, or 333.3 percent, compared with the nine months ended March 31, 2013. This was largely attributable to gains realized upon sales of available-for-sale securities and an increase in dividend and interest income during the nine months ended March 31, 2014.

Discontinued Operations

Total loss on discontinued operations for the nine months ended March 31, 2014, increased by $107,648, or 82.5 percent, compared to the corresponding period in the prior year primarily as a result of lower revenue in the current period due to transition of the transfer agency to a third party.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company had net working capital (current assets minus current liabilities) of approximately $24.3 million and a current ratio (current assets divided by current liabilities) of 16.4 to 1. With approximately $4.1 million in cash and cash equivalents and approximately $24.9 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity is approximately $34.9 million, with cash, cash equivalents, and marketable securities comprising 79.5 percent of total assets.

As of March 31, 2014, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of March 31, 2014, this credit facility remained unutilized by the Company.

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

CRITICAL ACCOUNTING ESTIMATES

Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. These equity investments are accounted for under the cost method of accounting and evaluated for impairment. The Company considers many factors in determining impairment, including the severity and duration of the decline in value below cost, the Company’s interest and ability to hold the security for a period of time sufficient for an anticipated recovery in value, and the financial condition and specific events related to the issuer. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings.

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2013. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has adopted certain recently issued financial accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s balance sheet includes assets whose fair value is subject to market risks. Due to the Company’s investments in marketable securities, price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to price risks are based on quoted market prices or management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value.

The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics and other policies affecting the Company’s investment practices.

The table below summarizes the Company’s price risk as of March 31, 2014, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

	Fair Value at March 31, 2014	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities[1]	$18,645,573	25% increase	$23,306,966	$3,076,519
		25% decrease	$13,984,180	$(3,076,519)
Available-for-sale[2]	$6,240,626	25% increase	$7,800,783	$1,029,703
		25% decrease	$4,680,470	$(1,029,703)
[1]Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

PART II. OTHER INFORMATION
ITEM 1A.    RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2013. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-13 to 07-31-13	3,980	$9,627	$2.42	3,980	$2,566,765
08-01-13 to 08-31-13	3,480	10,682	3.07	3,480	2,556,083
09-01-13 to 09-30-13	5,759	16,900	2.93	5,759	2,539,183
10-01-13 to 10-31-13	5,330	14,810	2.78	5,330	2,524,373
11-01-13 to 11-30-13	2,700	6,822	2.53	2,700	2,517,551
12-01-13 to 12-31-13	20,197	50,896	2.52	20,197	See Note 3
01-01-14 to 01-31-14	4,800	15,109	3.15	4,800	2,734,891
02-01-14 to 02-28-14	15,500	53,011	3.42	15,500	2,681,880
03-01-14 to 03-31-14	14,765	52,490	3.56	14,765	2,629,390
Total	76,511	$230,347	$3.01	76,511

[1]
The Board of Directors of the company approved on December 7, 2012 and renewed on December 12, 2013, a repurchase of up to $2.75 million of its outstanding class A common stock from time to time on the open market through calendar year 2014 in accordance with all applicable rules and regulations.

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

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

ITEM 6.    EXHIBITS

1. Exhibits –
10.3
Amended and Restated Administrative Services Agreement, dated December 9, 2013, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc. (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, File No. 0-13928).

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

U.S. GLOBAL INVESTORS, INC.
MARCH 31, 2014 QUARTERLY REPORT ON FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	May 12, 2014	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 12, 2014	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer