Form 10-K
period 2014-06-30
U S GLOBAL INVESTORS INC
filed 2014-08-27
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the 8,937,245 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $22,700,602, based on the last sale price quoted on NASDAQ as of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 5,231 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2013 (based on the last sale price of the class C common stock in a private transaction) was $1,308. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.
On August 18, 2014, there were 13,866,361 shares of Registrant’s class A nonvoting common stock issued and 13,361,378 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,069,187 shares of Registrant’s class C voting common stock issued and outstanding.
Documents incorporated by reference: None

Part I of Annual Report on Form 10-K	1
Item 1. Business	1
Item 1A. Risk Factors	7
Item 1B. Unresolved Staff Comments	11
Item 2. Properties	11
Item 3. Legal Proceedings	11
Item 4. Mine Safety Disclosures	11
Part II of Annual Report on Form 10-K	12
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	12
Item 6. Selected Financial Data	15
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	30
Item 8. Financial Statements and Supplementary Data	31
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A. Controls and Procedures	63
Item 9B. Other Information	63
Part III of Annual Report on Form 10-K	64
Item 10. Directors, Executive Officers and Corporate Governance	64
Item 11. Executive Compensation	67
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
Item 13. Certain Relationships and Related Transactions, and Director Independence	74
Item 14. Principal Accounting Fees and Services	74
Part IV of Annual Report on Form 10-K	76
Item 15. Exhibits, Financial Statement Schedules	76
Signatures	78
Exhibit 10.16 - Modification dated April 25, 2014, to Line of Credit Note dated February 26, 2009
Exhibit 10.17 - Amended and Restated Administrative Services Agreement, dated August 14, 2014, and effective as of November 1, 2014, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc.

Exhibit 21 — Subsidiaries of the Company, Jurisdiction of Incorporation, and Percentage of Ownership
Exhibit 23.1 — BDO USA, LLP consent
Exhibit 31.1 — Rule 13a – 14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1 — Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

i

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
U.S. Global, a Texas corporation organized in 1968, is a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Company, with principal operations located in San Antonio, Texas, manages three business segments:

1.
Investment Management Services, by which the Company offers, through U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust, and offshore clients, a broad range of investment management products and services to meet the needs of individual and institutional investors;

2.
Investment Management Services - Canada, through which, as of June 1, 2014, the Company owns a 65% controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm which offers investment management products and services in Canada; and

3.
Corporate Investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments.

As part of its investment management businesses, the Company provides: (1) investment advisory services; (2) distribution services; and (3) administrative services to mutual funds advised by the Company. The investment management segments provide advisory services to other investors. The fees from these services, as well as investment income, are the primary sources of the Company’s revenue. Through December 2013, the Company also provided transfer agency services to the mutual funds advised by the Company.

Lines of Business
Investment Management Services
Investment Advisory Services. The Company furnishes an investment program for each of the clients it manages and determines, subject to overall supervision by the applicable board of trustees of the clients, the clients’ investments pursuant to an advisory agreement. Consistent with the investment restrictions, objectives and policies of the particular client, the portfolio team for each client determines what investments should be purchased, sold, and held, and makes changes in the portfolio deemed necessary or appropriate. In the advisory agreement, the Company is charged with seeking the best overall terms in executing portfolio transactions and selecting brokers or dealers.

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. The board of trustees of USGIF will meet to consider the agreement renewal in September 2014. Management anticipates that the advisory agreement will be renewed.
In addition to providing advisory services to USGIF, the Company provides advisory services to two offshore clients. A third offshore fund liquidated in November 2013.
Net assets under management on June 30, 2014, and June 30, 2013, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2014	June 30, 2013
(dollars in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX/PIPFX	$349,945	$391,429
World Precious Minerals	UNWPX/UNWIX	166,993	147,998
Gold and Precious Metals	USERX	97,339	87,657
Total Natural Resources		614,277	627,084
International Equity
Emerging Europe	EUROX	102,065	130,482
China Region	USCOX	23,380	25,514
Global Emerging Markets [1]	GEMFX	—	6,643
Total International Equity		125,445	162,639
Fixed Income
U.S. Government Securities Ultra-Short Bond [2]	UGSXX	68,576	133,381
U.S. Treasury Securities Cash [3]	USTXX	—	78,029
Near-Term Tax Free [4]	NEARX	61,984	51,713
Tax Free [4]	USUTX	—	20,021
Total Fixed Income		130,560	283,144
Domestic Equity
Holmes Macro Trends [5]	MEGAX	51,980	36,559
All American Equity	GBTFX	23,666	19,734
MegaTrends [5]	MEGAX/MEGIX	—	11,286
Total Domestic Equity		75,646	67,579
Total SEC-Registered Funds		945,928	1,140,446
Offshore Advisory Clients		20,012	21,715
		965,940	1,162,161
Total Canada AUM (see separate discussion)		267,210	—
Total AUM		$1,233,150	$1,162,161

1.	The Global Emerging Markets Fund liquidated on October 31, 2013.

2.	The U.S. Government Securities Savings Fund changed from a money market fund to the U.S. Government Securities Ultra-Short Bond Fund in December 2013.

3.	The U.S. Treasury Securities Cash Fund was liquidated on December 27, 2013.

4.	The Tax Free Fund was reorganized into the Near-Term Tax Free Fund in December 2013.

5.
The MegaTrends Fund was reorganized into the Holmes Macro Trends Fund (formerly the Holmes Growth Fund) in December 2013. In addition, the ticker symbol for the Holmes Macro Trends Fund was changed from ACBGX to MEGAX.

Distribution Services. The Company has registered its wholly-owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. The distribution agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. The board of trustees of USGIF will meet to consider the distribution agreement renewal in September 2014. Management anticipates that the distribution agreement will be renewed.
Shareholder Services. In connection with obtaining and/or providing administrative services to the beneficial owners of USGIF through broker-dealers, banks, trust companies and similar institutions which provide such services, the Company receives shareholder services fees at an annual rate of up to 0.20 percent of the value of shares held in accounts at the institutions, which helps offset related platform costs.
Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ board of trustees pursuant to an administrative services agreement. It provides office space, facilities and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensate all personnel, officers, directors and interested trustees of the Funds if such persons are also employees of the Company or its affiliates. Effective December 2013, the Funds’ board of trustees increased the annual rate from 0.08 percent to 0.10 percent for each investor class and from 0.06 percent to 0.08 percent for each institutional class plus $10,000 per Fund. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. The board of trustees of USGIF will meet to consider the agreement renewal in September 2014. Management anticipates that the administrative service agreement will be renewed.
Transfer Agency and Other Services. Through December 6, 2013, the Company’s wholly-owned subsidiary, United Shareholder Services, Inc. (“USSI”), a transfer agent registered under the Securities Exchange Act of 1934 (“Exchange Act”), provided transfer agency, printing, and mailing services to investment company clients.
The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent until conversion to the new transfer agent on December 9, 2013. The transfer agency results, together with expenses associated with discontinuing transfer agency operations, are reflected as discontinued operations in the Consolidated Statement of Operations and are, therefore, excluded from continuing operations results.
Investment Management Services - Canada

Assets Under Management (“AUM”)
(dollars in thousands)	Ticker	June 30, 2014	June 30, 2013
Galileo Funds
Galileo High Income Plus Fund	N/A [1]	$119,329	N/A [2]
Galileo Growth and Income Fund	N/A [1]	7,724	N/A [2]
Total Galileo Funds		127,053
Other Advisory Clients		140,157	N/A [2]
Total Canada AUM		$267,210

1.	The Galileo Funds are Canadian registered Funds and are not available in the United States.

2.	Prior year net assets are not shown as Galileo was not a subsidiary at that time.
The fiscal year ended June 30, 2014, is the first fiscal year that Investment Management Services - Canada has been presented as a business segment.
Effective March 31, 2013, the Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), purchased 50 percent of the issued and outstanding shares of Galileo Global Equity Advisors, Inc., a privately held Toronto-based asset management firm, for $600,000 cash.
Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring, for $180,000 cash. This strategic investment brings USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represents controlling interest of Galileo. Through Galileo, the Company expects to increase its presence in Canada. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.

Galileo Equity Management Inc. was incorporated under the Business Corporations Act (Ontario) on July 16, 1999. On May 17, 2007, its name changed to Galileo Global Equity Advisors, Inc. Galileo is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission (“OSC”), the Nova Scotia Securities Commission and the Quebec Securities Commission. Additionally, the company is registered as an exempt market dealer with the New Brunswick and Newfoundland and Labrador Securities Commissions. On July 31, 2012, Galileo was also registered as an investment fund manager with the OSC.
Corporate Investments
Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account. See segment information in the Notes to the Consolidated Financial Statements at Note 17 Financial Information by Business Segment, of this Annual Report in Form 10-K.
Additional Segment Information
See additional financial information about business segments in Part II, Item 8, Financial Statements and Supplementary Data at Note 17 Financial Information by Business Segment, of this Annual Report in Form 10-K.

Employees
As of June 30, 2014, U.S. Global and its subsidiaries employed 48 full-time employees and 4 part-time employees; as of June 30, 2013, it employed 65 full-time employees and 3 part-time employees. The Company considers its relationship with its employees to be good.

Competition
The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2013 there were approximately 9,000 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted Rule 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGIF is a trust with no-load funds that have adopted 12b-1 plans. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.
In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives, offered by insurance companies, banks, securities broker-dealers, other financial institutions, and exchange traded funds (“ETFs”). ETFs have had a significant impact on the industry in the past decade, growing from nearly nothing to approximately 1,300 ETFs available at the end of 2013. Many of these institutions are able to engage in more liberal advertising than mutual funds and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.
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
Success in the investment advisory and mutual fund distribution businesses is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the Funds effectively. Sales of Fund shares generate management, distribution and administrative services fees (which are based on the assets of the Funds), and shareholder services fees (which are based on the assets of the Funds held through institutions). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.
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

Supervision and Regulation
The Company, USGB, and the clients the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, and legal, financial, and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the Funds will not have a material adverse effect on the Company’s business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.
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
USGB is subject to regulation by the SEC under the Exchange Act and regulation by FINRA, a self-regulatory organization composed of other registered broker-dealers. U.S. Global and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.
Galileo Global Equity Advisors Inc. (“Galileo”) is registered as a portfolio manager and investment fund manager with the Ontario Securities Commission (“OSC”). As a registered portfolio manager, the OSC imposes substantive regulation on virtually all aspects of the Company’s business and relationships with the Company’s clients. Applicable legislation relate to, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements. The Funds for which the Company acts as the investment fund manager are registered with the OSC follow under National Instrument 81-101/102/106. These National Policies impose additional obligations, including detailed operational requirements for both funds and their managers. The OSC is authorized to institute proceedings and impose sanctions for violations of the rules ranging from fines and censures to termination of a portfolio manager and investment fund manager’s registration. The failure of the Company, or the Funds which the Company advises, to comply with the requirements of the OSC could have a material adverse effect on the Company. Galileo Global Equity Advisors Inc. is registered as a portfolio advisor and investment fund manager with the OSC.

Relationships with Clients
The businesses of the Company are to a very significant degree dependent on their associations and contractual relationships with USGIF. In the event the advisory or administrative agreements with USGIF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global and USGB consider their relationships with the Funds to be good, and they have no reason to believe that their management and service contracts will not be renewed in the future; however, there is no assurance that USGIF will choose to continue its relationship with the Company or USGB.
In addition, the Company is also dependent on its relationships with its offshore clients. Even though the Company views its relationship with its offshore clients as stable, the Company could be adversely affected if these relationships ended.
Galileo is also dependent on its relationships with its clients. Even though Galileo views its relationship with its clients as stable, the Company could be adversely affected if these relationships ended.

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
Success in the investment management industry is largely dependent on investment performance relative to market conditions and the performance of competing products. Good relative performance generally attracts additional assets under management, resulting in additional revenues. Conversely, poor performance generally results in decreased sales and increased redemptions with a corresponding decrease in revenues. Therefore, poor investment performance relative to the portfolio benchmarks and to competitors could impair the Company’s revenues and growth. The equity funds within USGIF have a performance fee whereby the base advisory fee is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months.
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
The Company manages certain funds in the emerging market and natural resources sectors, which are highly cyclical. The investments in the Funds are subject to significant loss due to political, economic and diplomatic developments, currency fluctuations, social instability, and changes in governmental policies. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

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
Furthermore, Galileo is subject to the rules and regulations of the OSC, and failure of the company or the funds it advises to comply with the requirements of the OSC could have a material adverse affect on the company.
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
Galileo is also subject to risks of litigation, regulatory investigations and/or arbitration. Galileo is exposed to liability under provincial laws, court decisions as well as rules and regulations promulgated by the OSC.
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
Frank Holmes, CEO, is the beneficial owner of over 99 percent of the class C voting convertible common stock and controls the outcome of all issues requiring a vote of stockholders. All of our publicly traded stock is nonvoting stock. Consequently, except to the extent provided by law, stockholders other than Frank Holmes have no vote with respect to the election of directors or any other matter requiring a vote of stockholders. This lack of voting rights may adversely affect the market value of the publicly traded class A nonvoting common stock.
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

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.
We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events to the extent that these information systems are under our control. We have implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The Company presently owns and occupies an office building as its headquarters in San Antonio, Texas. The office building is approximately 46,000 square feet on approximately 2.5 acres of land. Galileo leases office space in Toronto, Canada.
Item 3. Legal Proceedings
There are no material legal proceedings in which the Company is involved.
Item 4. Mine Safety Disclosures
Not applicable.

Part II of Annual Report on Form 10-K
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) has three classes of common equity: class A, class B, and class C common stock, par value $0.025 per share.
The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets. Trades are reported under the symbol “GROW.”
There is no established public trading market for the Company’s class B and class C common stock.
The Company’s class A and class B common stock have no voting privileges.
The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2014, and June 30, 2013. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2014		2013
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	3.40	2.10	6.32	4.06
Second quarter (12/31)	2.93	2.37	6.25	3.85
Third quarter (3/31)	4.05	2.45	4.48	3.50
Fourth quarter (6/30)	3.80	3.20	3.70	2.11

Holders
On August 18, 2014, there were approximately 172 holders of record of class A common stock, no holders of record of class B common stock, and 35 holders of record of class C common stock.

Dividends
The Company paid cash dividends of $0.02 per share per month from July 2012 through December 2012. After paying a special $0.02 per share dividend in December 2012, the Company lowered its monthly dividend from $0.02 to $0.005 per share per month beginning in January 2013. The Company has paid $0.005 per share per month through June 30, 2014. A monthly dividend of $0.005 has been authorized through December 31, 2014, and will be reviewed by the board quarterly. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Securities authorized for issuance under equity compensation plans
Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer
Effective January 1, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $2.75 million of its outstanding class A common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. On December 12, 2013, the Board of Directors renewed the share repurchase program for up to $2.75 million of its outstanding class A common stock through calendar year 2014.
As of June 30, 2014, the Company had purchased a total of 148,403 class A shares using cash of $463,000. The Company may repurchase stock from employees; however, none were repurchased from employees during fiscal years ended June 30, 2014, or June 30, 2013. The Company did not repurchase any classes B or C common stock during fiscal years ended June 30, 2014, or June 30, 2013.

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-13 to 01-31-13	4,300	$18	$4.14	4,300	$2,732
02-01-13 to 02-28-13	9,003	34	3.73	9,003	2,698
03-01-13 to 03-31-13	8,900	34	3.78	8,900	2,664
04-01-13 to 04-30-13	10,800	34	3.19	10,800	2,630
05-01-13 to 05-31-13	7,457	20	2.70	7,457	2,610
06-01-13 to 06-30-13	14,592	34	2.33	14,592	2,576
Total fiscal 2013	55,052	$174	$3.15	55,052

07-01-13 to 07-31-13	3,980	$9	$2.42	3,980	2,567
08-01-13 to 08-31-13	3,480	11	3.07	3,480	2,556
09-01-13 to 09-30-13	5,759	17	2.93	5,759	2,539
10-01-13 to 10-31-13	5,330	15	2.78	5,330	2,524
11-01-13 to 11-30-13	2,700	7	2.53	2,700	2,517
12-01-13 to 12-31-13	20,197	51	2.52	20,197	See Note 3
01-01-14 to 01-31-14	4,800	15	3.15	4,800	2,735
02-01-14 to 02-28-14	15,500	53	3.42	15,500	2,682
03-01-14 to 03-31-14	14,765	52	3.56	14,765	2,630
04-01-14 to 04-30-14	—	—	n/a	—	2,630
05-01-14 to 05-31-14	12,140	43	3.52	12,140	2,587
06-01-14 to 06-30-14	4,700	16	3.38	4,700	2,571
Total fiscal 2014	93,351	$289	$3.10	93,351

Total	148,403	$463	$3.12	148,403

1.
The Board of Directors of the Company approved on December 7, 2012, and renewed on December 12, 2013, a repurchase of up to $2.75 million of its outstanding class A common stock from time to time on the open market through calendar year 2014 in accordance with all applicable rules and regulations.

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.

3.
The repurchase plan was approved on December 7, 2012, renewed on December 12, 2013, and will continue through calendar year 2014. The total amount of shares that may be repurchased in 2014 under the renewed program is $2.75 million.

Company Performance Presentation
The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index, and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2009, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

	Fiscal Year-End Date
	2009	2010	2011	2012	2013	2014
U.S. Global Investors, Inc. class A (GROW)	$10,000	$6,145	$8,236	$5,187	$2,603	$4,430
S&P 500 Index	$10,000	$11,443	$14,955	$15,770	$19,018	$23,698
Russell 2000 Index	$10,000	$12,140	$16,678	$16,331	$20,287	$25,080
NYSE Arca Gold BUGS Index	$10,000	$14,071	$15,547	$12,918	$7,010	$7,514

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report in Form 10-K. The selected financial data as of June 30, 2010, through June 30, 2014, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements.

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent until conversion to the new transfer agent on December 9, 2013. The transfer agency results, together with expenses associated with discontinuing transfer agency operations, are reflected as discontinued operations in the Consolidated Statement of Operations and are, therefore, excluded from continuing operations results.

(dollars in thousands, except operating data and per share data)	Year Ended June 30,
Selected Financial Data	2014	2013	2012	2011	2010
Operating revenues	$11,439	$17,318	$22,374	$39,118	$31,435
Operating expenses	14,841	17,509	19,535	27,890	24,458
Operating income (loss)	(3,402)	(191)	2,839	11,228	6,977
Other income (loss)	2,165	262	(177)	1,008	979
Income (loss) from continuing operations before income taxes	(1,237)	71	2,662	12,236	7,956
Income tax expense (benefit)	(517)	100	1,024	4,268	2,972
Income (loss) from continuing operations	(720)	(29)	1,638	7,968	4,984
Income (loss) from discontinued operations	(243)	(165)	(108)	(136)	365
Net income (loss)	(963)	(194)	1,530	7,832	5,349
Less net income attributable to non-controlling interest	7	—	—	—	—
Net income (loss) attributable to U.S. Global Investors, Inc.	$(970)	$(194)	$1,530	$7,832	$5,349

Earnings Per Share Attributable to U.S. Global Investors, Inc. - Basic
Income (loss) from continuing operations	$(0.04)	$0.00	$0.11	$0.52	$0.33
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.01)	(0.01)	0.02
Net income (loss) attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.01)	$0.10	$0.51	$0.35

Dividends per common share	$0.06	$0.17	$0.24	$0.24	$0.24

Balance Sheet
Working capital	$24,673	$22,958	$25,711	$32,366	$28,324
Total assets	37,846	38,683	41,756	45,967	40,984
Total U.S. Global Investors, Inc. Shareholders’ Equity	35,070	36,849	38,710	41,057	36,192

Cash Flow
Net cash provided by (used in) operating activities	$(15,189)	$461	$1,817	$7,719	$7,632
Net cash provided by (used in) investing activities	4,050	(368)	(4,894)	(846)	(739)
Net cash used in financing activities	(1,061)	(2,621)	(3,518)	(3,503)	(3,359)

Operating Data (in billions)
Average assets under management	$1.08	$1.55	$2.06	$2.82	$2.56

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion reviews and analyzes the consolidated results of operations of U.S. Global Investors, Inc. and its subsidiaries (collectively, “U.S. Global” or the “Company”) for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data of this Annual Report in Form 10-K.
Recent Trends in Financial Markets
During the fiscal year ended June 30, 2014, global financial markets responded positively to improving global economic conditions. The U.S. economy strengthened over the past year with very steady incremental improvement. The first quarter of 2014 was disrupted by severe weather across much of the country, but the economy bounced back in the second quarter and we ended the fiscal year on a positive economic note. Over the past year, Europe returned to modest growth after several quarters of a shallow recession. China was able to maintain steady growth while the government is pushing through reforms, which was positive for the global economy. Japan implemented a significant quantitative easing program to boost the economy in an attempt to end the ongoing deflation in the country.

The Federal Reserve (“Fed”) began the wind down of their quantitative easing (“QE3”) in December 2013 with the belief that the economy was strong enough to weather a reduction of the monetary stimulus. The Fed is on pace to completely wind down the QE program by the end of October 2014 and then thoughts will turn to the potential for an interest rate increase at some time in 2015. The European Central Bank (“ECB”) took interest rates into negative territory at -0.10% for the ECB equivalent to the Fed Funds rate.

While the Fed is winding down its QE3 program, they are still in very easy monetary policy mode along with many other global central banks. This stimulative government policy has provided a boost to virtually all “risky” financial assets. Global equities have responded over the past year as the S&P 500 rose by more than 24 percent and emerging market equities rose by more than 14 percent. Commodities, such as oil and gold also rose over the past twelve months along with commodity related equities. Geopolitical events have heated up as Russia effectively annexed Crimea and is funding a separatist movement in the eastern portion of the country. Russia’s actions have been widely condemned by the international community and sanctions have been imposed on the country, leading to considerable volatility in Russian equities. Mutual funds have generally experienced outflows even as the broad U.S. equity market has appreciated. This is primarily attributable to these asset classes or areas of the market being relatively out of favor versus other investment alternatives. Exchange traded funds (“ETFs”) are also a source of increasing competition for asset flows as their market share is increasing.

To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expense, by setting relatively lower base salaries with bonuses that are tied to average assets under management and fund performance. Thus, our expense model expands and contracts with asset swings and performance.

Business Segments
The Company, with principal operations located in San Antonio, Texas, manages three business segments:

1.
Investment Management Services, by which the Company offers, through U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust, a broad range of investment management products and services to meet the needs of individual and institutional investors;

2.
Investment Management Services - Canada, through which, as of June 1, 2014, the Company owns a 65% controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm which offers investment management products and services in Canada; and

3.
Corporate Investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments.

Assets Under Management (“AUM”)
(dollars in thousands)		June 30, 2014	June 30, 2013
Investment Management Services	SEC-Registered Funds	$945,928	$1,140,446
	Offshore Advisory Clients	20,012	21,715
	Total AUM	965,940	1,162,161
Investment Management Services - Canada
	Funds	127,053	—
	Other Advisory Clients	140,157	—
	Total AUM	267,210	—
Total AUM		$1,233,150	$1,162,161
On June 30, 2014, total assets under management as of period end were $1.23 billion versus $1.16 billion on June 30, 2013, an increase of six percent. The increase was primarily due to the June 1, 2014, acquisition of a controlling interest in Galileo offset by a decrease in SEC-registered funds under management.
During fiscal year 2014, average assets under management were $1.1 billion versus $1.6 billion in fiscal year 2013, a decrease of 31%. The decrease was primarily due to net shareholder redemptions.
The following is a brief discussion of the Company’s three business segments.
Investment Management Services
In fiscal year 2014, the Company generated substantially all of its operating revenues from managing and servicing the Funds and offshore advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations.
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
The Company provides advisory services for two offshore clients (a third offshore fund liquidated in November 2013) and receives monthly advisory fees, based on the net asset values of the clients and performance fees based on the overall increase in net asset values, if any. In fiscal year 2014, the Company recorded advisory and performance fees from these clients totaling $190,000 and $4,000, respectively, and $299,000 and $19,000, respectively, in fiscal year 2013. The performance fees for these clients are calculated and recorded in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the two offshore clients.

The following tables summarize the changes in assets under management for the SEC-registered funds for fiscal years 2014, 2013 and 2012:

	2014
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	132,774	2,806	135,580
Dividends and distributions	(20,287)	(1,695)	(21,982)
Net shareholder redemptions	(154,421)	(153,695)	(308,116)
Ending Balance	$815,368	$130,560	$945,928
Average investment management fee	0.97%	—%	0.79%
Average net assets	$841,492	$195,050	$1,036,542
	2013
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market depreciation	(146,115)	(87)	(146,202)
Dividends and distributions	(14,981)	(1,675)	(16,656)
Net shareholder redemptions	(270,762)	(17,864)	(288,626)
Ending Balance	$857,302	$283,144	$1,140,446
Average investment management fee	0.98%	—%	0.79%
Average net assets	$1,229,373	$293,027	$1,522,400
	2012
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$2,225,729	$336,793	$2,562,522
Market appreciation/(depreciation)	(480,540)	2,774	(477,766)
Dividends and distributions	(117,744)	(1,506)	(119,250)
Net shareholder redemptions	(338,285)	(35,291)	(373,576)
Ending Balance	$1,289,160	$302,770	$1,591,930
Average investment management fee	0.99%	—%	0.83%
Average net assets	$1,699,921	$320,242	$2,020,163
As shown above, both average and period-end assets under management decreased in fiscal year 2014 compared to fiscal year 2013 and in fiscal year 2013 compared to fiscal year 2012. The decrease in assets under management in fiscal year 2014 was driven by redemptions, primarily in the money market and natural resources funds, offset by market appreciation, primarily in the natural resources funds. The Company liquidated one of its money market funds and converted the other money market fund to a ultra-short bond fund, which contributed to the redemptions in these funds. The decrease in assets under management in fiscal year 2013 was driven by market depreciation, primarily in the natural resources funds, and redemptions, primarily in the natural resources and emerging markets funds.
A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder redemptions.
The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 79 basis points in both fiscal year 2014 and fiscal year 2013 and 83 basis points in fiscal year 2012. The average investment management fee for equity funds in fiscal year 2014, 2013, and 2012 was 97, 98 and 99 basis points, respectively. The average investment management fee for the money market and fixed income funds was nil or close to nil for fiscal years 2014, 2013, and 2012. This is due to voluntary fee waivers on these funds as discussed in Note 6 Investment Management and and Other Fees of the Consolidated Financial Statements of this Annual Report in Form 10-K, including a voluntary agreement to support the yields for the money market funds.

Investment Management Services - Canada
Effective March 31, 2013, the Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), purchased 50 percent of the issued and outstanding shares of Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm, for $600,000 cash.
Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring, for $180,000 cash. This strategic investment brings USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represents controlling interest of Galileo. Through Galileo, the Company expects to increase its presence in Canada. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.
Corporate Investments
Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.
The following summarizes the market value, cost, and unrealized gain or loss on investments recorded at fair value as of June 30, 2014, and June 30, 2013.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized gains on available-for-sale securities, net of tax
(dollars in thousands)
Trading [1]	$17,817	$18,067	$(250)	N/A
Available-for-sale [2]	6,196	4,851	1,345	$888
Total at June 30, 2014	$24,013	$22,918	$1,095

Trading [1]	$4,758	$5,458	$(700)	N/A
Available-for-sale [2]	9,053	8,065	988	$652
Total at June 30, 2013	$13,811	$13,523	$288

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.

2.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

In addition, as of June 30, 2014, the Company held approximately $1.4 million in other investments held at cost.
As of June 30, 2014, and 2013, the Company held approximately $6.1 million and $1.6 million in investments other than the clients the Company advises. Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheets at their fair market value. Unrealized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the Consolidated Balance Sheets at their fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.
Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.
Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2014, 2013, and 2012, the Company had net recognized gains (losses) on sales or other-than-temporary impairment of securities of $878,000; $(26,000); and $158,000; respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Year Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2012
Net income (loss)
Income (loss) from continuing operations	$(720)	$(29)	$1,638
Less: Income attributable to non-controlling interest in subsidiary	7	—	—
Income (loss) from continuing operations attributable to U.S. Global Investors, Inc.	(727)	(29)	1,638
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	(243)	(165)	(108)
Net income (loss) attributable to U.S. Global Investors, Inc.	$(970)	$(194)	$1,530

Weighted average number of outstanding shares
Basic	15,459,022	15,482,612	15,441,464
Effect of dilutive securities
Employee stock options	—	—	118
Diluted	15,459,022	15,482,612	15,441,582

Earnings (loss) per share attributable to U.S. Global Investors, Inc.
Basic
Income (loss) from continuing operations	$(0.04)	$0.00	$0.11
Loss from discontinued operations	(0.02)	(0.01)	(0.01)
Net income (loss) attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.01)	$0.10
Diluted
Income (loss) from continuing operations	$(0.04)	$0.00	$0.11
Loss from discontinued operations	(0.02)	(0.01)	(0.01)
Net income (loss) attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.01)	$0.10

Year Ended June 30, 2014 Compared with Year Ended June 30, 2013
The Company posted a net loss attributable to U.S. Global Investors, Inc. of $970,000 ($0.06 loss per share) for the year ended June 30, 2014, compared with a net loss attributable to U.S. Global Investors, Inc. of $194,000 ($0.01 per share) for the year ended June 30, 2013. This decrease in profitability is primarily attributable to the following factors:
Operating Revenues
Total consolidated operating revenues for the year ended June 30, 2014, decreased $5.9 million, or 33.9 percent, compared with the year ended June 30, 2013. This decrease was primarily attributable to the following:

•
Advisory fees decreased by $4.4 million, or 36.3 percent as the result of lower assets under management and increased performance fee adjustments. Investment advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

◦
Base management fees decreased approximately $3.9 million as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and money market funds.

◦	Performance fee adjustments paid out in the current period increased $682,000 versus the corresponding period in the prior year.

•	Distribution fees decreased by $843,000, or 29.9 percent, as a result of lower average net assets under management upon which these fees are based.

•	Shareholder services fees decreased by $452,000, or 32.7 percent, as a result of a decline in net assets held through institutions.

•
Administrative services fees decreased by $155,000, or 16.7 percent, as a result of lower average net assets under management upon which these fees are based offset by the fee change implemented in December 2013.

Operating Expenses
Total consolidated operating expenses for the year ended June 30, 2014, decreased by $2.7 million, or 15.2 percent, compared with the prior year and was primarily attributable to the following:

•	Employee compensation and benefits decreased by $1.5 million, or 18.4 percent, primarily as a result of fewer employees and lower performance-based bonuses.

•	Platform fees decreased by $760,000, or 28.5 percent, primarily due to lower assets held through broker-dealer platforms.

•	Advertising decreased $247,000, or 28.7 percent, as a result of decreased marketing and sales costs.

•
General and administrative expenses decreased $110,000, or 2.1 percent, representing a decrease of approximately $635,000 primarily due to lower fund and operation expenses offset by one-time costs of approximately $525,000, including legal and proxy filing and solicitation costs, related to strategic fund changes in the fall of 2013.

Other Income
Total consolidated other income for the year ended June 30, 2014, increased $1.9 million, or 726.3 percent, compared with the year ended June 30, 2013. This increase was primarily attributable to realized gains on sale of available-for-sale securities, unrealized gains on trading securities, increased dividend and interest income and gains recognized in conjunction with the acquisition of Galileo.
Discontinued Operations
Total loss, net of tax, on discontinued operations for the year ended June 30, 2014, increased by $78,000, or 47 percent, from $165,000 in fiscal year 2013 to $243,000 in fiscal year 2014. The prior year loss reflects a period in which the transfer agent was still in full operations while the current year reflects residual costs from winding down operations after the transfer agent transitioned to a third party in December 2013.

Year Ended June 30, 2013 Compared with Year Ended June 30, 2012
The Company posted a net loss attributable to U.S. Global Investors, Inc. of $194,000 ($0.01 loss per share) for the year ended June 30, 2013, compared with net income attributable to U.S. Global Investors, Inc. of $1.5 million ($0.10 per share) for the year ended June 30, 2012. This decrease in profitability is primarily attributable to the following factors:
Operating Revenues
Total consolidated operating revenues for the year ended June 30, 2013, decreased $5.1 million, or 22.6 percent, compared with the year ended June 30, 2012. This decrease was primarily attributable to the following:

•
Advisory fees decreased by $2.7 million, or 18.4 percent. Advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

◦
Base management fees decreased $4.8 million due to a decrease in advisory fees as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and emerging markets funds.

◦	The decrease in management fees was offset by a $2.1 million decrease in performance fee adjustments paid out in the current period versus the prior period.

•	Distribution fees decreased by $1.3 million, or 30.8 percent, as a result of lower average net assets under management upon which these fees are based.

•	Shareholder services fees decreased by $667,000, or 32.5 percent, as a result of a decline in net assets held through institutions.

•	Administrative services fees decreased by $392,000, or 29.7 percent, as a result of lower average net assets under management upon which these fees are based.
Operating Expenses
Total consolidated operating expenses for the year ended June 30, 2013, decreased by $2.0 million, or 10.4 percent, compared with the prior year and was primarily attributable to the following:

•	Employee compensation and benefits decreased by $451,000, or 5.1 percent, primarily as a result of lower performance-based bonuses and fewer employees.

•	Platform fees decreased by $1.3 million, or 33.3 percent, primarily due to lower assets held through broker-dealer platforms.

•	Advertising decreased $320,000, or 27.1 percent, as a result of decreased marketing and sales costs.
Other Income
Total consolidated other income for the year ended June 30, 2013, increased $439,000, or 248.0 percent, compared with the year ended June 30, 2012. This increase was primarily attributable to an increase in investment income as a result of changes in trading securities.
Discontinued Operations
Total loss on discontinued operations for the year ended June 30, 2013, increased by $57,000, or 53 percent, from $108,000 for fiscal year 2012 to $165,000 for fiscal year 2013 primarily as a result of lower revenue as a result of the decline in the number of shareholder accounts and the number of transactions.

Operating Revenues and Other Income

(dollars in thousands)	2014	2013	% Change	2013	2012	% Change
Investment advisory fees:
Natural resources funds	$5,019	$9,302	(46.0)%	$9,302	$11,085	(16.1)%
International equity funds	1,666	2,170	(23.2)%	2,170	2,991	(27.4)%
Domestic equity funds	640	399	60.4%	399	499	(20.0)%
Fixed income funds	7	—	N/A	—	—	N/A
Total investment advisory fees - SEC	7,332	11,871	(38.2)%	11,871	14,575	(18.6)%
Galileo advisory fees	234	—		—	—	—%
Offshore advisory fees	194	318	(39.0)%	318	358	(11.2)%
Total advisory fees	7,760	12,189	(36.3)%	12,189	14,933	(18.4)%
Distribution fees	1,974	2,817	(29.9)%	2,817	4,070	(30.8)%
Shareholder services fees	931	1,383	(32.7)%	1,383	2,050	(32.5)%
Administrative services fees	774	929	(16.7)%	929	1,321	(29.7)%
Total Operating Revenue	$11,439	$17,318	(33.9)%	$17,318	$22,374	(22.6)%

Other Income (Loss)
Investment income (loss)	$2,145	$208	931.3%	$208	$(177)	(217.5)%
Equity in earnings of Galileo	20	54	(63.0)%	54	—	N/A
Total Other Income (Loss)	$2,165	$262	726.3%	$262	$(177)	(248.0)%
Advisory Fees. Advisory fees, the largest component of the Company’s revenues, are derived from three sources: SEC-registered mutual fund advisory fees, Galileo advisory fees and offshore advisory fees. In fiscal year 2014, these sources accounted for 94.5 percent, 3.0 percent, and 2.5 percent, respectively, of the Company’s total investment advisory fees.
SEC-registered mutual fund investment advisory fees are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.375 percent, and are paid monthly. These advisory fees decreased by approximately $4.5 million, or 38.2 percent, in fiscal year 2014 compared to fiscal year 2013, primarily as a result of decreased assets under management driven by shareholder redemptions and partially offset by market appreciation.
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
The fees on the equity funds within USGIF consist of a base advisory fee that is adjusted upward or downward by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the year ended June 30, 2014, the Company adjusted its base advisory fees downward by $815,000. For the year ended June 30, 2013, the Company adjusted its base advisory fees downward by $133,000. For the year ended June 30, 2012, the Company adjusted its base advisory fees downward by $2.2 million.
Distribution Fees. The Funds pay U.S. Global Brokerage, Inc. (“USGB”) a distribution fee at an annual rate of 0.25 percent of the average daily net assets of the investor class of each of the equity funds. Distribution fees decreased by $843,000 and $1.3 million in fiscal years 2014 and 2013, respectively, due to lower average net assets under management upon which these fees are based.
Shareholder Services Fees. In connection with obtaining and/or providing administrative services to the beneficial owners of USGIF through broker-dealers, banks, trust companies and similar institutions which provide such services, the Company receives shareholder services fees at an annual rate of up to 0.20 percent of the value of shares held in accounts at the institutions, which helps offset related platform costs.

Administrative Services Fees. The funds pay the Company compensation based on average daily net assets for administrative services provided by the Company to the funds. Effective December 2013, the funds’ board of trustees increased the rate from 0.08 percent to 0.10 percent for each investor class and from 0.06 percent to 0.08 percent for each institutional class plus $10,000 per fund. Administrative services fees decreased by $155,000 and $392,000 in fiscal years 2014 and 2013, respectively, due to lower average net assets under management upon which these fees are based.
Investment Income (Loss). Investment income (loss) from the Company’s investments includes:

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
Investment income increased by $1.9 million in fiscal year 2014 primarily due to realized gains on sale of available-for-sale securities, unrealized gains on trading securities, increased dividend and interest income and gains recognized in conjunction with the acquisition of Galileo. Investment income increased by $385,000 in fiscal year 2013 due to unrealized gains in trading securities offset by realized losses on sales of trading securities.
Included in investment income were other-than-temporary impairments of $3,000; $47,000; and $19,000; in fiscal years 2014, 2013, and 2012, respectively.
Equity Investment in Galileo. In fiscal year 2013, the Company made an investment in Galileo Global Equity Advisors Inc. that was accounted for under the equity method. Effective June 1, 2014, the Company acquired an additional 15 percent interest, bringing its ownership to 65 percent of the issued and outstanding shares, which represents a controlling interest. From March 31, 2013, to June 1, 2014, the Company accounted for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings, including $20,000 and $54,000 in other income in fiscal year 2014 and 2013, respectively. Effective June 1, 2014, the Company accounted for the Galileo acquisition as a business combination. For additional details, please see Note 3 Business Combination to the Consolidated Financial Statements of this Annual Report in Form 10-K.
Operating Expenses

(dollars in thousands)	2014	2013	% Change	2013	2012	% Change
Employee compensation and benefits	$6,806	$8,345	(18.4)%	$8,345	$8,796	(5.1)%
General and administrative	5,201	5,311	(2.1)%	5,311	5,229	1.6%
Platform fees	1,903	2,663	(28.5)%	2,663	3,995	(33.3)%
Advertising	615	862	(28.7)%	862	1,182	(27.1)%
Depreciation and amortization	256	268	(4.5)%	268	273	(1.8)%
Subadvisory fees	60	60	—%	60	60	—%
Total operating expenses	$14,841	$17,509	(15.2)%	$17,509	$19,535	(10.4)%
Employee Compensation and Benefits. Employee compensation and benefits decreased $1.5 million, or 18.4 percent, in fiscal year 2014 and decreased $451,000, or 5.1 percent, in fiscal year 2013, as a result of lower performance-based bonuses and fewer employees.
General and Administrative. General and administrative expenses were relatively flat in fiscal year 2014 compared to fiscal year 2013 and in fiscal year 2013 compared to fiscal year 2012. The change in fiscal year 2014 represents a decrease of approximately $635,000 primarily due to lower fund and operation expenses offset by one-time costs of approximately $525,000, including legal and proxy filing and solicitation costs, related to strategic fund changes in the fall of 2013.
Platform Fees. Broker-dealers typically charge an asset-based fee for assets held through their platforms. Platform fees decreased $760,000, or 28.5 percent, in fiscal year 2014 and decreased $1.3 million, or 33.3 percent, in fiscal year 2013 due to decreases in assets held through the broker-dealer platforms. The incremental assets received through the broker-dealer platforms are not as profitable as those received from direct shareholder accounts because of platform fees paid to various broker-dealers for the assets held through platforms.

Advertising. Advertising decreased by $247,000, or 28.7 percent, in fiscal year 2014 and decreased by $320,000, or 27.1 percent, in fiscal year 2013 as a result of reduced marketing and sales costs.
Subadvisory Fees. Subadvisory fees were the same in fiscal years 2014, 2013, and 2012.
Income Taxes
The Company and its non-Canadian subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the basis of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance of $35,000 related to a charitable contribution carryover is included in deferred taxes at June 30, 2014.
Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements.
Contractual Obligations
A summary of contractual obligations of the Company as of June 30, 2014, is as follows:

	Payments due by period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
(dollars in thousands)
Operating lease obligations	844	291	436	117	—
Contractual obligations	265	226	39	—	—
Total	1,109	517	475	117	—
Operating leases consist of office equipment leased from several vendors and office facilities in Canada. Contractual obligations consist of agreements for services used in daily operations. Other contractual obligations not included in this table consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.
The Board of Directors has authorized a monthly dividend of $0.005 per share through December 2014, at which time the Board of Directors will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2014 to December 2014 will be approximately $463,000.
Liquidity and Capital Resources
At June 30, 2014, the Company had net working capital (current assets minus current liabilities) of approximately $24.7 million and a current ratio (current assets divided by current liabilities) of 12.5 to 1. With approximately $5.9 million in cash and cash equivalents and $24.0 million in securities recorded at fair value, which together comprise approximately 79 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity attributable to U.S. Global Investors, Inc. was approximately $35.1 million.
The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and projected cash flow are expected to be sufficient to cover current expenses.
Investment advisory and related contracts in the U.S., by law, may not exceed one year in length and therefore must be renewed at least annually. The investment advisory and related contracts between the Company or its subsidiaries and USGIF expire in September 2014. The board of trustees of USGIF will meet to consider the agreement renewals in September 2014. Management anticipates that these agreements will be renewed.

With respect to the Company’s two offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.
Management believes current cash reserves, available financing, and projected cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.
Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Management reviews these estimates on an ongoing basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While recent accounting policies are described in more detail in Note 2 Significant Accounting Policies to the Consolidated Financial Statements of this Annual Report in Form 10-K, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of investments, income taxes, and valuation of stock-based compensation.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, USGG, USBERM, USGB and USCAN.
As previously discussed, effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo, which brings USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo and represents controlling interest of Galileo. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets. After the purchase of the additional interest, Galileo changed its fiscal year end from December 31 to June 30, effective June 30, 2014, to correspond to the Company’s year end. This change was treated as a change in accounting principle.
The Company’s evaluation for consolidation includes whether entities in which it has an interest are variable interest entities (“VIEs”) and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. If the VIE qualifies for the investment company deferral, the primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns.
The Company holds variable interests in, but is not deemed to be the primary beneficiary of, the funds it advises. The Company has determined that these entities qualify for the Investment Company deferral in the Accounting Standards Codification (“ASC”) 810-10-65-2 (aa) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant to the total ownership of the fund, and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 6 Investment Management and Other Fees to the Consolidated Financial Statements of this Annual Report in Form 10-K for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary of these VIEs.
Business Combinations. Business combinations are accounted for under the acquisition method of accounting. Results of operations of an acquired business are included from the date of acquisition. Management estimates the fair value of the acquired assets, including identifiable intangible assets, assumed liabilities, and non-controlling interest in the acquiree based on their estimated fair values as of the date of acquisition. Any excess fair value of the acquired net assets over the acquisition date fair value of the consideration transferred, if any, is recorded as “goodwill” on the Consolidated Balance Sheets. Any excess acquisition date fair value of the consideration transferred over fair value of the acquired net assets is recorded as a gain on the Consolidated Statements of Operations.

Investments. The Company classifies its investments based on intent at the time of purchase and reevaluates such designation as of each reporting period date. The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.
Trading Securities. Securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value. Unrealized holding gains and losses on these securities are included in earnings.
Held-to-Maturity Securities. Investments in debt securities that are purchased with the intent and ability to hold until maturity are classified as held-to-maturity and measured at amortized cost. The Company currently has no investments classified as held-to-maturity.
Available-for-sale Securities. Investments that are neither trading securities nor held-to-maturity securities and for which the Company does not have significant influence are classified as available-for-sale securities and reported at fair value. Unrealized holding gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale.
The Company evaluates its available-for-sale investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the credit related decline as a realized loss in the Consolidated Statements of Operations and a revised GAAP cost basis for the security is established. For available-for-sale securities with declines in value deemed other than temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income (loss) is realized as a charge to net income.
Other Investments. Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. These equity investments are accounted for under the cost method of accounting and evaluated for impairment. The Company considers many factors in determining impairment, including the severity and duration of the decline in value below cost, the Company’s interest and ability to hold the security for a period of time sufficient for an anticipated recovery in value, and the financial condition and specific events related to the issuer. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings.
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
Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values because of the short maturity of the instruments.
Intangible Asset. An intangible asset, consisting of a non-compete agreement, acquired in connection with the acquisition of Galileo shares effective June 1, 2014, is recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model included various factors to project future cash flows expected to be generated from the asset, including: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed assets; (3) incremental operating expenses; and (4) a discount rate. Management estimates a rate of change for underlying managed assets based on an estimated net redemption or sales rate. Expected revenue per managed assets and incremental operating expenses of the acquired assets are generally based on contract terms.
The Company has determined that the non-compete agreement has a finite useful life. The Company will amortize this finite-lived identifiable intangible asset on a straight-line basis over its estimated useful life, currently expected to be approximately 2 years. Management periodically evaluates the remaining useful lives and carrying values of intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying the intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible asset, the Company compares the carrying value of the asset and its related useful life to the projected discounted cash flows expected to be generated from the underlying managed assets over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the discounted cash flows, the asset is written down to its fair value determined using discounted cash flows.

Non-Controlling Interests. The Company reports “non-controlling interest in subsidiary” as equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.”
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
Tax law requires certain items to be included in the tax return at different times from when these items are reflected in the Company’s Consolidated Statements of Operations. As a result, the effective tax rate reflected in the Consolidated Financial Statements is different from the tax rate reported on the Company’s consolidated tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. In addition, excess tax benefits associated with stock option exercises also create a difference between the tax rate used in the consolidated tax return and the effective tax rate in the Company’s Consolidated Statements of Operations.
The Company assesses uncertain tax positions in accordance with ASC 740 Income Taxes. Judgment is used to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.
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
The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.
Assessing the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns requires judgment. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows.
Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. No options were granted in fiscal years 2014 or 2013. The Company measured the fair value of stock options granted in fiscal year 2012 for 5,000 shares on the date of grant using a Black-Scholes option-pricing model.
The Company believes that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in the Company’s Consolidated Financial Statements.
Foreign Exchange. The balance sheets of certain foreign subsidiaries of the Company and certain foreign-denominated investment products are translated at the current exchange rate as of the end of the accounting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets. Investment transactions denominated in foreign currencies are converted to U.S. dollars using the exchange rate on the date of the transaction and any related gain or loss is included in “investment income (loss)” on the Consolidated Statements of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures
The Company’s Consolidated Balance Sheets includes assets whose fair value is subject to market risk. Due to the Company’s investments in securities recorded at fair value, price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value.
The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics and other policies affecting the Company’s investment practices.
The table below summarizes the Company’s price risks as of June 30, 2014, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities [1]	$17,817	25% increase	$22,271	$2,940
		25% decrease	13,363	(2,940)
Available-for-sale [2]	6,196	25% increase	7,745	1,022
		25% decrease	4,647	(1,022)

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.

2.	Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a component of shareholders’ equity until realized.
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
San Antonio, Texas
We have audited U.S. Global Investors, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.
As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Galileo Global Equity Advisors Inc. (“Galileo”), which was acquired on June 1, 2014, and which is included in the Consolidated Balance Sheet of U.S. Global Investors, Inc. as of June 30, 2014, and the related Consolidated Statement of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flow for the year then ended. The acquired entity constituted 5.5% of total assets as of June 30, 2014, and 2.0% and (1.5)% of net revenues and loss from continuing operations before taxes, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Galileo because of the timing of the acquisition which was completed on June 1, 2014. Our audit of internal control over financial reporting of U.S. Global Investors, Inc. also did not include an evaluation of the internal control over financial reporting of Galileo.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balances Sheets of U.S. Global Investors, Inc. as of June 30, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2014 and our report dated August 27, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
August 27, 2014

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas
We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2014 and 2013 and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Global Investors, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 27, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
August 27, 2014

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2014	June 30, 2013
(dollars in thousands)
Current Assets
Cash and cash equivalents	$5,910	$18,085
Trading securities, at fair value	17,817	4,758
Receivables	2,513	1,148
Prepaid expenses	525	605
Deferred tax asset	51	196
Total Current Assets	26,816	24,792
Net Property and Equipment	3,024	3,085
Other Assets
Deferred tax asset, long-term	298	678
Investment securities available-for-sale, at fair value	6,196	9,053
Other investments	1,413	—
Intangible assets, net	86	—
Investment in Galileo	—	654
Total assets held related to discontinued operations	—	421
Other assets, long term	13	—
Total Other Assets	8,006	10,806
Total Assets	$37,846	$38,683
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$219	$71
Accrued compensation and related costs	581	688
Dividends payable	232	232
Other accrued expenses	1,064	770
Total liabilities held related to discontinued operations	47	73
Total Current Liabilities	2,143	1,834
Commitments and Contingencies (Note 19)
Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued,13,866,361 and 13,865,021 shares at June 30, 2014, and June 30, 2013, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,187 and 2,070,527 shares at June 30, 2014, and June 30, 2013, respectively	52	52
Additional paid-in-capital	15,669	15,654
Treasury stock, class A shares at cost; 501,518 and 463,958 shares at June 30, 2014, and June 30, 2013, respectively	(1,280)	(1,129)
Accumulated other comprehensive income, net of tax	906	652
Retained earnings	19,376	21,273
Total U.S. Global Investors, Inc. Shareholders’ Equity	35,070	36,849
Non-Controlling Interest in Subsidiary	633	—
Total Shareholders’ Equity	35,703	36,849
Total Liabilities and Shareholders’ Equity	$37,846	$38,683

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2012
Operating Revenues
Advisory fees	$7,760	$12,189	$14,933
Distribution fees	1,974	2,817	4,070
Shareholder services fees	931	1,383	2,050
Administrative services fees	774	929	1,321
	11,439	17,318	22,374
Operating Expenses
Employee compensation and benefits	6,806	8,345	8,796
General and administrative	5,201	5,311	5,229
Platform fees	1,903	2,663	3,995
Advertising	615	862	1,182
Depreciation and amortization	256	268	273
Subadvisory fees	60	60	60
	14,841	17,509	19,535
Operating Income (Loss)	(3,402)	(191)	2,839
Other Income (Loss)
Investment income (loss)	2,145	208	(177)
Equity in earnings of Galileo	20	54	—
Total Other Income (Loss)	2,165	262	(177)
Income (Loss) from Continuing Operations Before Income Taxes	(1,237)	71	2,662
Provision for Federal Income Taxes
Tax expense (benefit)	(517)	100	1,024
Income (Loss) from Continuing Operations	(720)	(29)	1,638
Discontinued Operations
Loss from operations of discontinued transfer agent	(368)	(250)	(163)
Tax benefit	(125)	(85)	(55)
Loss from Discontinued Operations	(243)	(165)	(108)
Net Income (Loss)	(963)	(194)	1,530
Less: Net Income Attributable to Non-Controlling Interest	7	—	—
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(970)	$(194)	$1,530

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic
Income (loss) from continuing operations	$(0.04)	$0.00	$0.11
Loss from discontinued operations	(0.02)	(0.01)	(0.01)
Net income (loss)	$(0.06)	$(0.01)	$0.10
Diluted
Income (loss) from continuing operations	$(0.04)	$0.00	$0.11
Loss from discontinued operations	(0.02)	(0.01)	(0.01)
Net income (loss)	$(0.06)	$(0.01)	$0.10
Basic weighted average number of common shares outstanding	15,459,022	15,482,612	15,441,464
Diluted weighted average number of common shares outstanding	15,459,022	15,482,612	15,441,582
The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(dollars in thousands)	2014	2013	2012
Net Income (Loss)	$(963)	$(194)	$1,530
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	923	350	(464)
Less: reclassification adjustment for gains included in net income	(687)	(164)	(112)
Net change from available-for-sale investments, net of tax	236	186	(576)
Foreign currency translation adjustments	27	—	—
Other Comprehensive Income (Loss)	263	186	(576)
Comprehensive Income (Loss)	(700)	(8)	954
Less: Comprehensive Income Attributable to Non-Controlling Interest	16	—	—
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$(716)	$(8)	$954

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2011 (13,862,445 shares of class A; 2,073,103 shares of class C)	$347	$52	$15,267	$(1,233)	$1,042	$25,582	$—	$41,057
Purchases of stock under ESPP of 28,998 shares of Common Stock (class A)	—	—	120	68	—	—	—	188
Conversion of 60 shares of class C common stock for class A common stock	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(3,708)	—	(3,708)
Stock bonuses	—	—	135	58	—	—	—	193
Stock-based compensation expense	—	—	26	—	—	—	—	26
Other comprehensive loss, net of tax	—	—	—	—	(576)	—	—	(576)
Net income	—	—	—	—	—	1,530	—	1,530
Balance at June 30, 2012 (13,862,505 shares of class A; 2,073,043 shares of class C)	347	52	15,548	(1,107)	466	23,404	—	38,710
Purchases of 55,052 shares of Common Stock (class A)	—	—	—	(174)	—	—	—	(174)
Purchases of stock under ESPP of 48,679 shares of Common Stock (class A)	—	—	69	116	—	—	—	185
Conversion of 2,516 shares of class C common stock for class A common stock	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,937)	—	(1,937)
Stock bonuses	—	—	28	36	—	—	—	64
Stock-based compensation expense	—	—	9	—	—	—	—	9
Other comprehensive income, net of tax	—	—	—	—	186	—	—	186
Net loss	—	—	—	—	—	(194)	—	(194)
Balance at June 30, 2013 (13,865,021 shares of class A; 2,070,527 shares of class C)	347	52	15,654	(1,129)	652	21,273	—	36,849
Purchases of 93,351 shares of Common Stock (class A)	—	—	—	(289)	—	—	—	(289)
Purchases of stock under ESPP of 52,191 shares of Common Stock (class A)	—	—	27	129	—	—	—	156
Conversion of 1,340 shares of class C common stock for class A common stock	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(927)	—	(927)
Stock bonuses	—	—	2	9	—	—	—	11
Stock-based compensation expense	—	—	(14)	—	—	—	—	(14)
Galileo acquisition - non-controlling interest	—	—	—	—	—	—	617	617
Other comprehensive income, net of tax	—	—	—	—	254	—	9	263
Net income (loss)	—	—	—	—	—	(970)	7	(963)
Balance at June 30, 2014 (13,866,361 shares of class A; 2,069,187 shares of class C)	$347	$52	$15,669	$(1,280)	$906	$19,376	$633	$35,703
The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(963)	$(194)	$1,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	259	275	282
Net recognized loss (gain) on disposal of property and equipment	26	—	(75)
Net recognized loss (gain) on securities	(878)	26	(158)
Gain on acquisition of Galileo	(290)	—	—
Net income from equity method investment	(20)	(54)	—
Provision for deferred taxes	387	9	(283)
Stock bonuses	11	64	193
Stock-based compensation expense	1	9	33
Changes in operating assets and liabilities:
Accounts receivable	(634)	617	1,387
Prepaid expenses	109	1	211
Trading securities	(13,222)	213	485
Accounts payable and accrued expenses	25	(505)	(1,788)
Total adjustments	(14,226)	655	287
Net cash provided by (used in) operating activities	(15,189)	461	1,817
Cash Flows from Investing Activities:
Purchase of property and equipment	(30)	(39)	(18)
Purchase of Galileo shares	—	(600)	—
Cash acquired in excess of payment to acquire Galileo shares	1,236	—	—
Purchase of available-for-sale securities	(1,317)	(473)	(5,065)
Purchase of other investments	(1,187)	—	—
Proceeds on sale of available-for-sale securities	5,305	744	170
Return of capital on investment	43	—	19
Net cash provided by (used in) investing activities	4,050	(368)	(4,894)
Cash Flows from Financing Activities:
Issuance of common stock	156	185	188
Repurchases of common stock	(289)	(174)	—
Dividends paid	(928)	(2,632)	(3,706)
Net cash used in financing activities	(1,061)	(2,621)	(3,518)
Effect of exchange rate changes on cash and cash equivalents	25	—	—
Net decrease in cash and cash equivalents	(12,175)	(2,528)	(6,595)
Beginning cash and cash equivalents	18,085	20,613	27,208
Ending cash and cash equivalents	$5,910	$18,085	$20,613

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$—	$118	$1,365

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
NOTE 1. ORGANIZATION
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services and distribution to USGIF and through December 6, 2013, provided transfer agency functions. For these services, the Company receives fees from USGIF. The Company also provides advisory services to offshore clients and, effective June 1, 2014, holds a controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm. See Note 2 Significant Accounting Policies and Note 3 Business Combination for additional information on the acquisition of controlling interest of Galileo.
U.S. Global formed the following companies to provide transfer agent and distribution services to USGIF: United Shareholder Services, Inc. (“USSI”) and U.S. Global Brokerage, Inc. (“USGB”).
The Company formed three subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Guernsey) Limited (“USGG”), incorporated in Guernsey (on August 3, 2013, USGG was dissolved), U.S. Global Investors (Bermuda) Limited (“USBERM”), incorporated in Bermuda, and U.S. Global Investors (Canada) Limited (“USCAN”), formed in March 2013. In addition, in July 2013, the Company created U.S. Global Indices, LLC, a Texas limited liability company, of which the Company is the sole member. U.S. Global Indices, LLC did not have operations during fiscal year 2014.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, USGB, USGG, USBERM and USCAN.
In addition, effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring. This additional investment brings USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo and represents a controlling interest of Galileo. With the additional investment, the Company expects to increase its presence in Canada. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets. See Note 3 Business Combination for additional information. After the purchase of the additional interest, Galileo changed its fiscal year end from December 31 to June 30, effective June 30, 2014, to correspond to the Company’s year end. This change was treated as a change in accounting principle.
The Company’s evaluation for consolidation includes whether entities in which it has an interest are variable interest entities (“VIEs”) and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. If the VIE qualifies for the investment company deferral, the primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns.
The Company holds variable interests in, but is not deemed to be the primary beneficiary of, the funds it advises. The Company has determined that these entities qualify for the Investment Company deferral in ASC 810-10-65-2 (aa) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant to the total ownership of the fund, and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 6 Investment Management and Other Fees for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary of these VIEs.
Prior to March 31, 2014, the Company classified investments in private and venture capital companies as available-for-sale Level 3 securities. Since these equity investments do not have readily determinable fair values, these investments should have been classified as “other investments” on the Consolidated Balance Sheets and accounted for under the cost method of accounting rather than at fair value. The Company determined that the difference between the fair value and the value using the cost method of accounting for these securities is not material to “accumulated other comprehensive income (loss)” or “other comprehensive income (loss)” and did not affect net income or earnings per share. To correct this balance sheet misclassification, the Company has reclassified $385,000 of investments as “other investments” on the face of the Consolidated Balance Sheets at cost adjusted for impairments. This reclassification was not material to “accumulated other comprehensive income (loss)” or “other comprehensive income (loss)” and did not affect net income or earnings per share.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.
Business Combinations. Business combinations are accounted for under the acquisition method of accounting. Results of operations of an acquired business are included from the date of acquisition. Management estimates the fair value of the acquired assets, including identifiable intangible assets, assumed liabilities, and non-controlling interest in the acquiree based on their estimated fair values as of the date of acquisition. Any excess acquisition date fair value of the consideration transferred over fair value of the acquired net assets, if any, is recorded as “goodwill” on the Consolidated Balance Sheets. Any excess fair value of the acquired net assets over the acquisition date fair value of the consideration transferred is recorded as a gain on the Consolidated Statements of Operations.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.
Investments. The Company classifies its investments based on intent at the time of purchase and reevaluates such designation as of each reporting period date. The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.
Trading Securities. Securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on these securities are included in Investment income (loss).
Held-to-Maturity Securities. Investments in debt securities that are purchased with the intent and ability to hold until maturity are classified as held-to-maturity and measured at amortized cost. The Company currently has no investments in held-to-maturity securities.
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
The Company evaluates its available-for-sale investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the credit related decline as a realized loss in the Consolidated Statements of Operations and a revised GAAP cost basis for the security is established. For available-for-sale securities with declines in value deemed other than temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income (loss) is realized as a charge to net income.
Other Investments. Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. These equity investments are accounted for under the cost method of accounting and evaluated for impairment. The Company considers many factors in determining impairment, including the severity and duration of the decline in value below cost, the Company’s interest and ability to hold the security for a period of time sufficient for an anticipated recovery in value, and the financial condition and specific events related to the issuer.
Equity Method Investments (Investment in Galileo). Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. No impairment was recognized for the Company’s equity method investment during the years presented. No investments were held at June 30, 2014, that are accounted for using the equity method. See Note 3 Business Combination for further information.
Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values because of the short maturity of the instruments.

Receivables. Receivables consist primarily of monthly advisory and other fees owed to the Company by USGIF as well as receivables related to offshore investment advisory fees. Receivables also include advisory fees owed to Galileo by the funds and clients it manages. Management considers various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable, if any, are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for doubtful accounts as of June 30, 2014, and 2013.
Property and Equipment. Fixed assets are recorded at cost. Other than as noted below, depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 14 to 40 years. Galileo fixed assets, consisting of furniture, equipment and leasehold improvements, are depreciated over 2 to 5 years.
Impairment of Long-Lived Assets. The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the assets’ net book value is less than fair value of the asset. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset or a significant change in the asset’s physical condition or use. No impairments of long-lived assets were recorded during the years included in these financial statements.
Intangible Asset. An intangible asset, consisting of a non-compete agreement, acquired in connection with the acquisition of Galileo shares effective June 1, 2014, is recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model included various factors to project future cash flows expected to be generated from the asset, including: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed assets; (3) incremental operating expenses; and (4) a discount rate. Management estimates a rate of change for underlying managed assets based on an estimated net redemption or sales rate. Expected revenue per managed assets and incremental operating expenses of the acquired assets are generally based on contract terms.
The Company has determined that the non-compete agreement has a finite useful life. The Company will amortize this finite-lived identifiable intangible asset on a straight-line basis over its estimated useful life, currently expected to be approximately 2 years. Management periodically evaluates the remaining useful lives and carrying values of intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying the intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible asset, the Company compares the carrying value of the asset and its related useful life to the projected discounted cash flows expected to be generated from the underlying managed assets over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the discounted cash flows, the asset is written down to its fair value determined using discounted cash flows.
Non-Controlling Interests. The Company reports “non-controlling interest in subsidiary” as equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.”
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2010 through 2013 remain open to examination by the tax jurisdictions to which the Company is subject.
Revenue Recognition. The Company earns substantially all of its revenues from advisory, distribution services, and administrative fees that are calculated as a percentage of assets under management and are recorded as revenue as services are performed. Offshore advisory client contracts provide for monthly management fees, in addition to performance fees. The advisory contract for the equity funds within USGIF provides for a performance fee on the base advisory fee that are calculated and recorded monthly.

Shareholder services fees are based on the assets of the funds held through institutions. Revenue shown on the Consolidated Statements of Operations is net of fee waivers.
Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.
Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. Net advertising expenditures were $615,000; $862,000; and $1.2 million during fiscal years 2014, 2013, and 2012, respectively.
Foreign Exchange. The balance sheets of certain foreign subsidiaries of the Company and certain foreign-denominated investment products are translated at the current exchange rate as of the end of the accounting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from these translations are excluded from income and are recorded in “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets. Investment transactions denominated in foreign currencies are converted to U.S. dollars using the exchange rate on the date of the transaction and any related gain or loss is included in “investment income (loss)” on the Consolidated Statements of Operations.
Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Earnings Per Share. The Company computes and presents earnings per share attributable to U.S. Global Investors, Inc. in accordance with ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to U.S. Global Investors, Inc. by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. The Company has two classes of common stock with outstanding shares. Both classes share equally in dividend and liquidation preferences.
Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) (“AOCI”), net of tax is reported in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and includes the unrealized gains and losses on securities classified as available-for-sale and foreign currency translation adjustments.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 became effective for the Company on July 1, 2014. Management is evaluating the ASU and its potential impact on the financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 will become effective for the Company on July 1, 2015. Management is evaluating the ASU and its potential impact on the financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

NOTE 3. BUSINESS COMBINATION
Effective March 31, 2013, the Company, through USCAN, purchased 50 percent of the issued and outstanding shares of Galileo Global Equity Advisors, Inc., a privately held Toronto-based asset management firm, for $600,000 cash.
Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring, for $180,000 cash. This strategic investment brings USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represents a controlling interest of Galileo. Through Galileo, the Company expects to increase its presence in Canada. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.
From March 31, 2013, to June 1, 2014, the Company accounted for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings, including $20,000 and $54,000 in other income in fiscal year 2014 and 2013, respectively.
The Company accounted for the June 1, 2014, Galileo share purchase using the acquisition method of accounting, which requires, among other things, that the fair values of assets acquired, including an intangible asset, and liabilities assumed, along with the fair value of the non-controlling interest in the subsidiary, be recognized on the Consolidated Balance Sheets as of the acquisition date.
Business combinations achieved in stages also must value prior investments at fair value. A $161,000 increase in fair value of the Company’s initial investment was recognized as a gain and included in investment income.
The Company recognized a gain of $129,000 on the June 1, 2014, purchase since the fair value of the net assets acquired was greater than the fair value of consideration given. This gain is also included within investment income.
The Consolidated Balance Sheet as of June 30, 2014, reflects the purchase price allocations based on an assessment of the fair value of the assets acquired, liabilities assumed and non-controlling interest in subsidiary. The Company is continuing to evaluate the transaction and future changes to the amounts recorded could occur. The table below presents the preliminary purchase price allocation as of the June 1, 2014, acquisition date:

(dollars in thousands)
Fair value of acquisition components
Current assets	$1,788
Property and equipment	149
Intangible asset re: non-compete agreement	90
Other noncurrent assets	13
Current liabilities	(278)
Non-controlling interest in subsidiary	(617)
Gain on purchase of 15%	(129)
$1,016

Fair value of consideration as of June 1, 2014
Fair value of March 31, 2013 initial investment for 50% of stock	$836
June 1, 2014 acquisition for 15% of stock for cash	180
$1,016
The following unaudited pro forma condensed consolidated results of operations for the years ended June 30, 2014; 2013; and 2012 are presented as if the Galileo acquisition had been completed on July 1, 2011. The unaudited pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the acquisition. In addition, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

The information below reflects certain nonrecurring adjustments to remove the Company’s equity in earnings of Galileo and include amortization of the intangible asset.

	Year Ended June 30,
(dollars in thousands)	2014	2013	2012
Operating revenues	$13,771	$20,234	$25,229
Net income (loss)	(856)	(13)	1,475
Net income (loss) attributable to U.S. Global Investors, Inc.	(916)	(99)	1,484

Net Income (Loss) per Share
Income (loss) from continuing operations - basic	$(0.04)	$0.00	$0.11
Income (loss) from continuing operations - diluted	(0.04)	0.00	0.11
Post-Acquisition Financial Information
The following amounts associated with the acquisition of Galileo, subsequent to the June 1, 2014, effective date, are included in the Consolidated Statements of Operations:

(dollars in thousands)
Total revenues	$234
Net income	18
Net income attributable to U.S. Global Investors, Inc.	12
Costs associated with the acquisition [1]	33

1.	Costs associated with the Galileo acquisition are included in general and administrative expenses in the Consolidated Statements of Operations.
NOTE 4. DISCONTINUED OPERATIONS
The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent until conversion to the new transfer agent on December 9, 2013.

The transfer agency results, together with expenses associated with discontinuing transfer agency operations, are reflected as “discontinued operations” in the Consolidated Statements of Operations and are therefore, excluded from continuing operations results. These expenses include approximately $65,000 of expenses related to leased equipment that will not be utilized. Comparative periods shown in the Consolidated Financial Statements have been adjusted to conform to this presentation.

As of June 30, 2014, remaining liabilities related to the transfer agency business totaled approximately $47,000.

The components of loss from discontinued operations were as follows:

	Year Ended June 30,
(dollars in thousands)	2014	2013	2012
Operating revenue	$529	$1,348	$1,654
Operating expenses	897	1,598	1,817
Loss from discontinued operations before income taxes	(368)	(250)	(163)
Income tax benefit	(125)	(85)	(55)
Loss from discontinued operations, net of tax	$(243)	$(165)	$(108)

NOTE 5. INVESTMENTS
As of June 30, 2014, the Company held investments with a fair value of $24.0 million and a cost basis of $22.9 million. The market value of these investments is approximately 63.4 percent of the Company’s total assets. In addition, the Company held other investments of $1.4 million.
Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheets at their fair market value. Unrealized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.
Investments in securities classified as available-for-sale, which may not be readily marketable but have readily determinable fair values, are reflected as non-current assets on the Consolidated Balance Sheets at their fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.
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
In December 2013, the shareholders of the U.S. Government Securities Savings Fund approved a proposal resulting in the conversion of the fund from a money market fund to a U.S. Government ultra-short bond fund that is not a money market fund. The fund was renamed U.S. Government Securities Ultra-Short Bond Fund (“Government Fund”). Prior to the conversion, while the fund was a money market fund, the amount held in the fund was classified as a cash equivalent. After the conversion, the amount held in the fund is classified as a Level 1 trading mutual fund investment. The amount held in the fund by the Company as of the conversion date was $14.1 million.

The following details the components of the Company’s investments recorded at fair value as of June 30, 2014, and 2013:

	June 30, 2014
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(186)	$998
Mutual funds - Fixed income	16,241	92	—	16,333
Mutual funds - Domestic equity	535	—	(76)	459
Other	107	—	(80)	27
Total trading securities	$18,067	$92	$(342)	$17,817

Available-for-sale securities [2]
Common stock - Domestic	$535	$586	$(3)	$1,118
Common stock - International	607	802	—	1,409
Corporate debt	1,706	—	(74)	1,632
Mutual funds - Fixed income	1,228	21	(2)	1,247
Mutual funds - Domestic equity	543	7	—	550
Other	232	9	(1)	240
Total available-for-sale securities [3]	$4,851	$1,425	$(80)	$6,196

	June 30, 2013
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(398)	$786
Mutual funds - International equity	516	—	(156)	360
Mutual funds - Fixed income	3,116	75	—	3,191
Mutual funds - Domestic equity	535	—	(136)	399
Other	107	—	(85)	22
Total trading securities	$5,458	$75	$(775)	$4,758

Available-for-sale securities [2]
Common stock - Domestic	$266	$313	$—	$579
Common stock - International	604	216	(5)	815
Offshore fund	5,000	—	(288)	4,712
Mutual funds - Fixed income	1,000	4	—	1,004
Mutual funds - Domestic equity	1,010	756	—	1,766
Other	185	—	(8)	177
Total available-for-sale securities [3]	$8,065	$1,289	$(301)	$9,053

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]
Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

[3]	Net unrealized gains on available-for-sale securities gross and net of tax as of June 30, 2014, are $1,345 and $888, respectively, and as of June 30, 2013, are $988 and $652, respectively.

The following summarizes investment income (loss) reflected in earnings for the periods presented:

(dollars in thousands)	Year Ended June 30,
Investment Income (Loss)	2014	2013	2012
Realized losses on sales of trading securities	$(163)	$(245)	$(2)
Realized gains on sales of available-for-sale securities	1,044	266	179
Unrealized gains (losses) on trading securities	450	45	(485)
Realized gain on Galileo acquisition	290	—	—
Realized foreign currency gains (losses)	1	1	(2)
Other-than-temporary declines in available-for-sale securities	(3)	(47)	(19)
Dividend and interest income	526	188	152
Total Investment Income (Loss)	$2,145	$208	$(177)
Unrealized Losses
The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$125	$(3)	$—	$—	$125	$(3)
Corporate debt	1,382	(74)	—	—	1,382	(74)
Mutual funds - Fixed income	151	(2)	—	—	151	(2)
Other	118	(1)	—	—	118	(1)
Total available-for-sale securities	$1,776	$(80)	$—	$—	$1,776	$(80)

	June 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - International	$95	$(5)	$—	$—	$95	$(5)
Offshore fund	—	—	4,712	(288)	4,712	(288)
Other	166	(8)	—	—	166	(8)
Total available-for-sale securities	$261	$(13)	$4,712	$(288)	$4,973	$(301)
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
For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds are valued at net asset value or closing price, as applicable. Certain corporate debt securities are valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, the Company periodically reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer’s financial condition. Debt securities that are not valued by an independent pricing service are valued based on review of similarly structured issuances in similar jurisdictions when possible. The Company also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. Securities for which market quotations are not readily available are valued at their fair value as determined by the portfolio management team. The portfolio management team includes representatives from the investment, accounting and legal/compliance departments. The portfolio management team meets periodically to consider a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the board of directors.
Prior to March 31, 2014, the Company classified investments that were valued using the mean between the last reported bid ask quotation as Level 1 investments. The Company has determined that it is reasonable to classify these securities as Level 2 investments. This reclassification does not affect balance sheet presentation, net income or earnings per share.

The following presents fair value measurements, as of each balance sheet date, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	June 30, 2014
	Fair Value Measurement using
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$998	$—	$998
Mutual funds - Fixed income	16,333	—	—	16,333
Mutual funds - Domestic equity	459	—	—	459
Other	27	—	—	27
Total trading securities	16,819	998	—	17,817

Available-for-sale securities
Common stock - Domestic	1,118	—	—	1,118
Common stock - International	1,406	3	—	1,409
Corporate debt	292	1,090	250	1,632
Mutual funds - Fixed income	1,247	—	—	1,247
Mutual funds - Domestic equity	550	—	—	550
Other	240	—	—	240
Total available-for-sale securities	4,853	1,093	250	6,196

Total	$21,672	$2,091	$250	$24,013

	June 30, 2013
	Fair Value Measurement using
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$786	$—	$786
Mutual funds - International equity	360	—	—	360
Mutual funds - Fixed income	3,191	—	—	3,191
Mutual funds - Domestic equity	399	—	—	399
Other	22	—	—	22
Total trading securities	3,972	786	—	4,758

Available-for-sale securities
Common stock - Domestic	579	—	—	579
Common stock - International	720	—	95	815
Offshore fund	—	4,712	—	4,712
Mutual funds - Fixed income	1,004	—	—	1,004
Mutual funds - Domestic equity	1,766	—	—	1,766
Other	14	—	163	177
Total available-for-sale securities	4,083	4,712	258	9,053

Total	$8,055	$5,498	$258	$13,811

As of June 30, 2014, approximately 90 percent of the Company’s financial assets, measured at fair value, are derived from Level 1 inputs, including SEC-registered mutual funds and equity securities traded on an active market; nine percent are derived from Level 2 inputs, including investments in offshore funds; and the remaining one percent are Level 3 inputs. As of June 30, 2013, approximately 58 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs including SEC-registered mutual funds and equity securities traded on an active market, 40 percent are derived from Level 2 inputs, including investments in offshore funds, and the remaining two percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter.
In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $998,000 and $786,000 as of June 30, 2014, and 2013, respectively, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
In addition, the Company has investments in corporate debt securities, classified as available-for-sale, of $1.1 million as of June 30, 2014, categorized as Level 2 which the Company valued in accordance with the evaluated price supplied by an independent service.
The Company also had a Level 2 investment in an affiliated offshore fund with a fair value of $4.7 million as of June 30, 2013, classified as available-for-sale, which invested in dividend-paying equity and debt securities of companies located around the world. The fund liquidated in November 2013, and the Company received the fund’s underlying investments as a non-taxable redemption-in-kind.
The corporate debt in Level 3 is valued based on review of similarly structured issuances in similar jurisdictions. At June 30, 2014, the Level 3 corporate debt is valued at cost, which approximates fair value as a result of the Company’s review of similarly structured issuances in comparable jurisdictions.
At March 31, 2014, approximately $385,000 in investments in private and venture capital securities were transferred out of available-for-sale Level 3 assets and classified as other investments.
The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the years ended June 30, 2014, and 2013:

	Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Year Ended June 30,
	2014			2013
(dollars in thousands)	Common Stock - International	Corporate Debt	Other	Common Stock - International	Other
Beginning Balance	$95	$—	$163	$—	$168
Return of capital	—	—	(43)	—	—
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	—	—	—	—	—
Included in other comprehensive income (loss)	5	—	5	—	(5)
Purchases	—	250	160	95	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(100)	—	(285)	—	—
Ending Balance	$—	$250	$—	$95	$163

NOTE 6. INVESTMENT MANAGEMENT AND OTHER FEES
The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management.
The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the years ended June 30, 2014, 2013, and 2012, the Company realized a decrease in its base advisory fee of $815,000; $133,000; and $2.2 million; respectively.
The following changes were made during the current fiscal year to the mutual funds the Company manages: (1) the Global Emerging Markets Fund liquidated on October 31, 2013, (2) the MegaTrends Fund was reorganized into the Holmes Growth Fund (renamed Holmes Macro Trends Fund), (3) the Tax Free Fund was reorganized into the Near-Term Tax Free Fund, (4) the U.S. Government Securities Savings Fund changed from a money market fund to the U.S. Government Securities Ultra-Short Bond Fund, and (5) the U.S. Treasury Securities Cash Fund was liquidated on December 27, 2013.
The Company agreed to contractually limit the expenses of the Near-Term Tax Free Fund through December 2014. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company were $2.4 million; $3.3 million; and $3.1 million; for the years ended June 30, 2014, 2013, and 2012, respectively.
Prior to the U.S. Treasury Securities Cash Fund liquidation and the Government Fund conversion, the Company voluntarily agreed to waive fees and/or reimburse these funds to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). The above waived fees include fees waived and/or expenses reimbursed for these funds as a result of this agreement totaling $583,000 for the year ended June 30, 2014.
The Company may recapture any fees waived and/or expenses reimbursed to maintain Minimum Yield within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $737,000 of the waiver for the Government Fund is recoverable by the Company through December 31, 2014; $510,000 through December 31, 2015; and $498,000 through December 31, 2016. The U.S. Treasury Securities Cash Fund also had waivers subject to future recapture; however, because the fund was liquidated in December 2013, there will be no recapture. Management cannot predict the impact of the waivers due to the number of variables and the range of potential outcomes.
In addition, effective December 2013, the Funds’ board of trustees increased the administrative services fees paid to the Company from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each Fund, based on average daily net assets, plus $10,000 per Fund.
In connection with obtaining and/or providing administrative services to the beneficial owners of USGIF through broker-dealers, banks, trust companies and similar institutions which provide such services, the Company receives shareholder services fees at an annual rate of up to 0.20 percent of the value of shares held in accounts at the institutions. The Company receives distribution and administrative services fees from USGIF based on average net assets.
The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent to USGIF until conversion to a new transfer agent on December 9, 2013. Before the conversion, USSI received fees based on the number of shareholder accounts, transaction and activity-based fees and certain miscellaneous fees. The transfer agency fees are included in “discontinued operations” in the Consolidated Statements of Operations.
The Company provided advisory services to three offshore clients and received a monthly advisory fee based on the net asset values of the clients and performance fees based on the overall increase in net asset values, if any. One of the offshore funds liquidated in November 2013. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its remaining offshore clients will renew the contracts. The Company recorded advisory and performance fees from these clients totaling $190,000 and $4,000 for the year ended June 30, 2014; $299,000 and $19,000 for the year ended June 30, 2013; and $352,000 and $6,000 for the year ended June 30, 2012, respectively.

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2014	2013
Building and land	$4,608	$4,608
Furniture, equipment, and other	2,795	1,415
	7,403	6,023
Accumulated depreciation	(4,379)	(2,938)
Net property and equipment	$3,024	$3,085
Depreciation expense totaled $255,000; $275,000; and $282,000 in 2014, 2013, and 2012, respectively.
NOTE 8. INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2014:

	June 30,
(dollars in thousands)	2014	2013
Intangible asset - Non-compete agreement [1]
Gross carrying amount	$90	N/A
Accumulated amortization	(4)	N/A
Net carrying amount	$86

1.	There were no intangible assets outstanding at June 30, 2013.
The non-compete agreement included as an intangible asset was acquired effective June 1, 2014, in connection with the acquisition of Galileo. This finite-lived identifiable intangible asset is amortized on a straight-line basis over its estimated useful life. As of June 30, 2014, the remaining weighted-average estimated useful life is approximately 1.9 years.
Amortization expense totaled $4,000 for the year ended June 30, 2014. There was no amortization expense for the years ended June 30, 2013, and 2012. Amortization expense is included in depreciation and amortization on the Consolidated Statements of Operations.
Estimated aggregate annual amortization expense for the intangible asset in each of the five succeeding fiscal years assuming no new acquisitions or impairments is as follows:

(dollars in thousands)	Amortization Expense
2015	$45
2016	41
2017	—
2018	—
2019	—

NOTE 9. OTHER ACCRUED EXPENSES
Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2014	2013
Legal, professional and consulting fees	$325	$266
Vendors payable	246	236
Investments payable	187	—
Platform fees	170	195
Taxes payable	131	68
Other	5	5
Other accrued expenses	$1,064	$770
NOTE 10. BORROWINGS
As of June 30, 2014, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one year maturity for working capital purposes. The credit agreement was renewed effective April 25, 2014, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The amended credit agreement will expire on May 31, 2015, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2014, the credit facility remains unutilized by the Company.
NOTE 11. LEASE COMMITMENTS
The Company has operating leases for office equipment that expire between fiscal years 2015 and 2018 and for office facilities in Canada that expire in 2018. Lease expenses totaled $494,000; $491,000; and $572,000; in fiscal years 2014, 2013, and 2012, respectively. Minimum non-cancelable lease payments required under operating leases for future periods, are as follows:

(dollars in thousands)
Fiscal Year	Amount
2015	$291
2016	251
2017	185
2018	117
2019	—
Total	$844
NOTE 12. BENEFIT PLANS
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $175,000; $220,000; and $205,000; for fiscal years 2014, 2013, and 2012, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. The Company made no profit sharing contribution in fiscal years 2014 and 2013. The Company made a profit sharing contribution of $400,000 in fiscal year 2012.
The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Near-Term Tax Free Fund (formerly the Tax Free Fund), and the Company will match these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $58,000; $79,000; and $77,000 in fiscal years 2014, 2013, and 2012, respectively.

The Company has an Employee Stock Purchase Plan, subject to a current registration statement, whereby eligible employees can purchase treasury shares at market price, and the Company will match their contributions up to 3 percent of gross salary. During fiscal years 2014, 2013, and 2012, employees purchased 52,191; 48,679; and 28,998, respectively, shares of treasury stock from the Company.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2014.
NOTE 13. SHAREHOLDERS’ EQUITY
Dividends
The monthly dividend of $0.005 is authorized through December 31, 2014, and will be considered for continuation at that time by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.
Share Repurchase Plan
The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, the Board of Directors renewed the repurchase program for calendar year 2014. The total amount of shares that may be repurchased in 2014 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2014, there remains approximately $2.57 million available for repurchase under this authorization.
During fiscal years 2014 and 2013, the Company repurchased 93,351 and 55,052, respectively, of its class A shares on the open market using cash of $289,000 and $174,000, respectively. To date, the Company has repurchased a total of 148,403 class A shares under the repurchase program using cash of $463,000. The Company did not repurchase any of its class A common stock during fiscal year 2012.
Other Activity
The Company did not grant any shares of class A common stock to employees during fiscal year 2014 and 2013. During fiscal year 2012, the Company granted 15,600 shares of class A common stock to certain employees at a weighted average fair value on grant date of $4.73. Grants vest immediately after issuance.
The Company granted 3,600; 3,600; and 3,600 shares of class A common stock at a weighted average fair value of $3.07, $4.16, and $6.65 to its non-employee directors in fiscal years 2014, 2013, and 2012, respectively. Grants vest immediately after issuance.
Shareholders of class C shares are allowed to convert to class A. During fiscal years 2014, 2013, and 2012, 1,340; 2,516; and 60 shares, respectively, were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.
Stock-based compensation
In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. As of June 30, 2014, there were no options outstanding under the 1989 Plan.
In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. No options were granted in fiscal years 2014 and 2013. One option for 5,000 shares was granted in fiscal year 2012 with a fair value, net of tax, of $8,000 and was to vest over five years with 20 percent vesting on each anniversary date. This option was forfeited in fiscal year 2014.

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
Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

(dollars in thousands, except price data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2011	25,300	$19.40
Granted	5,000	6.54
Exercised	—	n/a
Forfeited	1,300	$22.63
Outstanding June 30, 2012	29,000	$17.03
Granted	—	n/a
Exercised	—	n/a
Forfeited	—	n/a
Outstanding June 30, 2013	29,000	$17.03
Granted	—	n/a
Exercised	—	n/a
Forfeited	7,000	$11.74
Outstanding June 30, 2014	22,000	$18.72	3.44	$165
As of June 30, 2014, 2013, and 2012, exercisable employee stock options totaled 22,000; 25,000; and 22,000 shares and had weighted average exercise prices of $18.72; $18.71; and $19.21 per share, respectively.
Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2014, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($ )
1997 Plan Class A	10/3/2007	20,000	3.25	$19.36	20,000	$19.36
	10/7/2009	2,000	5.27	$12.31	2,000	$12.31
		22,000	3.44	$18.72	22,000	$18.72
NOTE 14. INCOME TAXES
The Company and its non-Canadian subsidiaries file a consolidated federal income tax return. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. At June 30, 2014, the current deferred tax asset primarily consists of temporary differences in the deductibility of prepaid expenses, accrued liabilities and unrealized gains on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other than temporary impairments on available-for-sale securities and capital loss carryovers.
For federal income tax purposes at June 30, 2014, the Company has capital loss carryovers of approximately $754,000 expiring in fiscal year 2019. The Company also has charitable contribution carryovers of approximately $68,000 expiring in fiscal year 2018 and $34,000 expiring in fiscal year 2019.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2014 and 2013, a valuation allowance of $35,000 and $27,000, respectively, was included related to the charitable contribution carryover. No valuation allowance was included at June 30, 2012.

The reconciliation of income tax computed for continuing operations at the U.S. federal statutory rates to income tax expense is:

	Year Ended June 30,
(dollars in thousands)	2014	% of Pretax	2013	% of Pretax	2012	% of Pretax
Tax expense (benefit) at statutory rate - continuing operations	$(421)	34.0%	$24	34.0%	$905	34.0%
Nondeductible gain on business combination	(99)	8.0%	—	—%	—	—%
Nondeductible membership dues	25	(2.0)%	27	38.0%	27	1.0%
Nondeductible meals and entertainment	25	(2.0)%	44	62.0%	41	1.5%
Other	(47)	3.8%	5	7.0%	51	1.9%
Total tax expense (benefit) - continuing operations	$(517)	41.8%	$100	141.0%	$1,024	38.4%
Components of total tax expense (benefit) are as follows:

	Year Ended June 30,
(dollars in thousands)	2014	2013	2012
Continuing Operations
Current tax expense (benefit)	$(904)	$91	$1,307
Deferred tax expense (benefit)	387	9	(283)
Total tax expense (benefit) - continuing operations	$(517)	$100	$1,024

Tax expense (benefit) - continuing operations	$(517)	$100	$1,024
Tax benefit - discontinued operations	(125)	(85)	(55)
Total tax expense (benefit)	$(642)	$15	$969

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective statutory tax rate (34 percent for 2014 and 2013) are as follows:

	Year Ended June 30,
(dollars in thousands)	2014	2013
Book/tax differences in the balance sheet
Trading securities	84	238
Prepaid expenses	(142)	(152)
Accumulated depreciation	120	85
Available-for-sale securities	(176)	(55)
Equity method	—	(19)
Accrued expenses	108	111
Stock-based compensation expense	103	117
Tax Carryovers
Capital loss carryover	252	549
Charitable contributions carryover	35	27
Valuation Allowance	(35)	(27)
Net deferred tax asset	349	874

NOTE 15. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2012
Net income (loss)
Income (loss) from continuing operations	$(720)	$(29)	$1,638
Less: Income attributable to non-controlling interest in subsidiary	7	—	—
Income (loss) from continuing operations attributable to U.S. Global Investors, Inc.	(727)	(29)	1,638
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	(243)	(165)	(108)
Net income (loss) attributable to U.S. Global Investors, Inc.	$(970)	$(194)	$1,530

Weighted average number of outstanding shares
Basic	15,459,022	15,482,612	15,441,464
Effect of dilutive securities
Employee stock options	—	—	118
Diluted	15,459,022	15,482,612	15,441,582

Earnings (loss) per share attributable to U.S. Global Investors, Inc.
Basic
Income (loss) from continuing operations	$(0.04)	$0.00	$0.11
Loss from discontinued operations	(0.02)	(0.01)	(0.01)
Net income (loss) attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.01)	$0.10
Diluted
Income (loss) from continuing operations	$(0.04)	$0.00	$0.11
Loss from discontinued operations	(0.02)	(0.01)	(0.01)
Net income (loss) attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.01)	$0.10
The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2014, 2013, and 2012, employee stock options for 22,000; 29,000; and 24,000 shares were excluded from diluted EPS.
During fiscal years 2014 and 2013, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency translation adjustment	Total
Balance at June 30, 2011	$1,042	$—	$1,042
Other comprehensive loss before reclassifications	(703)	—	(703)
Tax effect	239	—	239
Amount reclassified from AOCI	(170)	—	(170)
Tax effect	58	—	58
Net other comprehensive loss for 2012	(576)	—	(576)
Balance at June 30, 2012	466	—	466
Other comprehensive income before reclassifications	530	—	530
Tax effect	(180)	—	(180)
Amount reclassified from AOCI	(248)	—	(248)
Tax effect	84	—	84
Net other comprehensive income for 2013	186	—	186
Balance at June 30, 2013	652	—	652
Other comprehensive income before reclassifications	1,399	18	1,417
Tax effect	(476)	—	(476)
Amount reclassified from AOCI	(1,041)	—	(1,041)
Tax effect	354	—	354
Net other comprehensive income for 2014	236	18	254
Balance at June 30, 2014	$888	$18	$906

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.
NOTE 17. FINANCIAL INFORMATION BY BUSINESS SEGMENT
The Company manages the following business segments:

1.
Investment Management Services, by which the Company offers, through USGIF, a Delaware statutory trust, and offshore clients, a broad range of investment management products and services to meet the needs of individual and institutional investors;

2.
Investment Management Services - Canada, through which, as of June 1, 2014, the Company owns a 65% controlling interest in Galileo Global Equity Advisors Inc., a privately held Toronto-based asset management firm which offers investment management products and services in Canada; and

3.
Corporate Investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments.

The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Year ended June 30, 2014
Net operating revenues	$11,205	$234	$—	$11,439
Net other income	$—	$—	$2,165	$2,165
Income (loss) from continuing operations before income taxes	$(3,426)	$31	$2,158	$(1,237)
Loss from discontinued operations	$(243)	$—	$—	$(243)
Depreciation and amortization	$252	$7	$—	$259
Capital expenditures	$30	$—	$—	$30
Gross identifiable assets at June 30, 2014	$9,843	$2,159	$25,495	$37,497
Deferred tax asset				$349
Consolidated total assets at June 30, 2014				$37,846

Year ended June 30, 2013
Net operating revenues	$17,318	$—	$—	$17,318
Net other income	$—	$—	$262	$262
Income (loss) from continuing operations before income taxes	$(178)	$—	$249	$71
Loss from discontinued operations	$(165)	$—	$—	$(165)
Depreciation	$275	$—	$—	275
Capital expenditures	$39	$—	$—	$39

Year ended June 30, 2012
Net operating revenues	$22,374	$—	$—	$22,374
Net other loss	$—	$—	$(177)	$(177)
Income (loss) from continuing operations before income taxes	$2,851	$—	$(189)	$2,662
Loss from discontinued operations	$(108)	$—	$—	$(108)
Depreciation	$282	$—	$—	282
Capital expenditures	$18	$—	$—	$18

NOTE 18. RELATED PARTY TRANSACTIONS
On June 30, 2014, and 2013, the Company had $19.4 million and $29.7 million, respectively, at fair value invested in USGIF and offshore clients the Company advises. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities” in 2014, and in “cash and cash equivalents”, “trading securities” and “available-for-sale securities” in 2013. The Company recorded $132,000; $114,000; and $117,000 in dividend income and ($143,000); $(147,000); and $50,000 in net unrealized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2014, 2013, and 2012, respectively.
In addition, the Company and its subsidiaries record receivables from mutual funds for investment advisory fees, administrative fees, distribution fees, shareholder services fees and out-of-pocket expenses, net of amounts payable to the mutual funds. As of June 30, 2014, and 2013, the Company had $1.3 million and $964,000, respectively, of receivables from mutual funds included in the Consolidated Balance Sheets with “receivables”. Frank Holmes, a director and Chief Executive Officer of the Company, is a trustee of USGIF.
The Company provides advisory services for two offshore funds: the Meridian Global Gold and Resources Fund Ltd. and the Meridian Global Energy and Resources Fund Ltd. The Company also provided advisory services to another offshore fund, the Meridian Global Dividend Income Fund Ltd., prior to its liquidation in November 2013. Mr. Holmes is a director of each offshore fund and is also a director of Meridian Fund Managers Ltd., the manager of the offshore funds. For each offshore fund, the Company receives a monthly advisory fee and a performance fee, based on the overall increase in value of the net assets in the fund, if any. The Company recorded total fees from the offshore funds of $194,000; $318,000; and $358,000 for the years ended June 30, 2014, 2013, and 2012, respectively. In addition, the Company has an investment in the Meridian Global Energy and Resources Fund Ltd. classified as trading with a fair value of $998,000 and $786,000 at June 30, 2014 and 2013, respectively. The Company also had an investment in Meridian Global Dividend Income Fund Ltd. classified as available-for-sale with a fair value of $4.7 million as of June 30, 2013. When the fund liquidated in November 2013, the Company received the fund’s underlying investments as a non-taxable redemption-in-kind.
The Company holds a position in Charlemagne Capital Limited on June 30, 2014, with a fair value of approximately $1.3 million and recorded as an available-for-sale security. Charlemagne Capital (IOM) Limited, a wholly owned subsidiary of Charlemagne Capital Limited, specializes in emerging markets and, through July 31, 2014, was the non-discretionary subadviser to the Emerging Europe Fund, a fund within USGIF.
NOTE 19. CONTINGENCIES AND COMMITMENTS
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
The Board of Directors has authorized a monthly dividend of $0.005 per share through December 2014, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2014 to December 2014 will be approximately $463,000.

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
Note that quarterly per share amounts may not add to the annual total due to rounding.

	Quarters
Fiscal 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(dollars in thousands except per share data)
Operating revenues	$3,052	$2,740	$2,742	$2,905	$11,439
Income (loss) from continuing operations before income taxes	(23)	(1,424)	(12)	222	(1,237)
Tax expense (benefit)	(14)	(466)	14	(51)	(517)
Income (loss) from continuing operations	(9)	(958)	(26)	273	(720)
Loss on discontinued operations	(28)	(207)	(2)	(6)	(243)
Net income (loss)	(37)	(1,165)	(28)	267	(963)
Net income attributable to non-controlling interest	—	—	—	7	7
Net income (loss) attributable to U.S. Global Investors, Inc.	(37)	(1,165)	(28)	260	(970)
Comprehensive income (loss)	(236)	(1,052)	151	437	(700)
Comprehensive income (loss) attributable to U.S. Global Investors, Inc.	(236)	(1,052)	151	421	(716)
Earnings (loss) per share attributable to U.S. Global Investors, Inc.:
Basic
Income (loss) from continuing operations	$0.00	$(0.06)	$0.00	$0.02	$(0.04)
Loss from discontinued operations	0.00	(0.02)	0.00	0.00	(0.02)
Net income (loss) attributable to U.S. Global Investors, Inc.	$0.00	$(0.08)	$0.00	$0.02	$(0.06)
Diluted
Income (loss) from continuing operations	$0.00	$(0.06)	$0.00	$0.02	$(0.04)
Loss from discontinued operations	0.00	(0.02)	0.00	0.00	(0.02)
Net income (loss) attributable to U.S. Global Investors, Inc.	$0.00	$(0.08)	$0.00	$0.02	$(0.06)

Fiscal 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(dollars in thousands except per share data)
Operating revenues	4,413	4,973	4,473	3,459	17,318
Income (loss) from continuing operations before income taxes	157	323	199	(608)	71
Tax expense (benefit)	64	145	84	(193)	100
Income (loss) from continuing operations	93	178	115	(415)	(29)
Loss on discontinued operations	(44)	(12)	(74)	(35)	(165)
Net income (loss)	49	166	41	(450)	(194)
Net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to U.S. Global Investors, Inc.	49	166	41	(450)	(194)
Comprehensive income (loss)	151	(31)	470	(598)	(8)
Comprehensive income (loss) attributable to U.S. Global Investors, Inc.	151	(31)	470	(598)	(8)

Earnings (loss) per share attributable to U.S. Global Investors, Inc.:
Basic
Income (loss) from continuing operations	$0.00	$0.01	$0.01	$(0.02)	$0.00
Loss from discontinued operations	0.00	0.00	(0.01)	0.00	(0.01)
Net income (loss) attributable to U.S. Global Investors, Inc.	$0.00	$0.01	$0.00	$(0.02)	$(0.01)
Diluted
Income (loss) from continuing operations	$0.00	$0.01	$0.01	$(0.02)	$0.00
Loss from discontinued operations	0.00	0.00	(0.01)	0.00	(0.01)
Net income (loss) attributable to U.S. Global Investors, Inc.	$0.00	$0.01	$0.00	$(0.02)	$(0.01)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the acquisition of controlling interest in Galileo Global Equity Advisors, Inc. (“Galileo”), which was acquired effective June 1, 2014. Galileo’s total assets as of June 30, 2014 constitutes approximately 5.5 percent of the Company’s total assets. Galileo’s net revenues and income from continuing operations before income taxes for the year ended June 30, 2014, which includes Galileo’s operations after June 1, 2014, constitutes approximately 2.0 percent and (1.5) percent of the Company’s net revenues and loss from continuing operations before income taxes, respectively. See a discussion of this acquisition in the Notes to the Consolidated Financial Statements at Note 3 Business Combination, of this Annual Report in Form 10-K. Based on the Company’s assessment, management believes that, as of June 30, 2014, the Company’s management has maintained effective internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, has been audited by BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Its report appears in Item 8.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Item 9B. Other Information
In light of Frank Holmes’ ownership of 99.78 percent of the class C voting shares, the Company is eligible to rely on the exemption from certain of the NASDAQ corporate governance listing requirements relating to the independence of the Board of Directors and certain committees that is afforded to controlled companies. Under NASDAQ rules, a controlled company is a company of which more than 50 percent of the voting power for the election of directors is held by an individual, a group or another company.

Part III of Annual Report on Form 10-K
Item 10. Directors, Executive Officers and Corporate Governance
The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	59
Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served as Trustee of U.S. Global Investors Funds since August 1989 and Trustee of U.S. Global Accolade Funds from April 1993 to October 2008. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006, Director of Meridian Global Dividend Income Fund from April 2011 to March 2014; and Chairman of Endeavour Financial Corp. from October 2005 to November 2008. Mr. Holmes served as Director, President, and Secretary of F.E. Holmes Organization, Inc. from July 1978 to July 2009.

Jerold H. Rubinstein	76
Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Director, Chairman of the Board and CEO of Stratus Media Group, Inc. from April 2011 to July 2014. Director, Chief Executive Officer, and Chairman of the Board for ProElite, Inc. from June 2012 to July 2014. Director, Chairman of the Board and Chairman of the Audit Committee of RestorGenex Corporation during the period April 2011 to July 2014. Director and Chairman of the Audit Committee of SpendSmart Payments Co. since October 2013. Founder and Chief Executive Officer of Music Imaging & Media, Inc. from July 2002 to January 2010. Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010.

Roy D. Terracina	67
Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Chairman of the Board of Our Lady of the Lake University since May 2010.

Thomas F. Lydon, Jr.	54
Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Trustee, Rydex/SGI from June 2005 to February 2012. Trustee, Guggenheim Investments since February 2012.

Susan B. McGee	55
President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Lisa C. Callicotte	41
Chief Financial Officer of the Company since July 12, 2013. Controller of the Company from July 2009 until July 2013. Since July 2009, Ms. Callicotte has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Prior to joining the Company, Ms. Callicotte was employed with Ernst & Young LLP from January 1997 to July 2009.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.
The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.
Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2014 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.
The Board of Directors held five meetings over the past fiscal year. Each incumbent director attended at least 70 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the Annual Meeting of Shareholders. Three of the four directors attended the 2013 Annual Meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member
Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s internal audit function and independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board of Directors. The Audit Committee met seven times during the past fiscal year. Each incumbent committee member attended at least 70 percent of the committee meetings during the last fiscal year.
Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2014, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”), and an audit of the effectiveness of U.S. Global’s internal control over financial reporting in accordance with the standards of the PCAOB and to issue its reports thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.
The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2014 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.
Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2014.
Compensation Committee. The Compensation Committee assists the Board of Directors in carrying out its responsibilities with respect to employee qualified benefit plans and employee programs, executive compensation programs, stock option plans and director compensation programs. The Compensation Committee has broad responsibility for assuring that the Company’s executive officers, including the Company’s Chief Executive Officer, are effectively compensated in terms of salaries, supplemental compensation and benefits that are internally equitable and externally competitive. Additional responsibilities include the review and approval of corporate goals and objectives relevant to the Chief Executive Officer. The Compensation Committee reviews all components of compensation, including salaries, cash incentive plans, long-term incentive plans and various employee benefit matters. The Compensation Committee met two times during the past fiscal year. Each incumbent committee member attended at least 70 percent of the committee meetings during the last fiscal year.

Compensation Committee Interlocks and Insider Participation. During fiscal year 2014, the Compensation Committee consisted of Roy D. Terracina, Thomas F. Lydon, Jr., and Jerold H. Rubinstein. All members of the Compensation Committee were independent directors, and no member was an employee or former employee. During fiscal year 2014, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Compensation Committee.
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
The Company believes generally that its Board of Directors as a whole should encompass a range of talent and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. Whenever a vacancy occurs on the Board of Directors, the board members are responsible for identifying one or more candidates to fill that vacancy, investigating each candidate and evaluating their suitability for service on the board. The following attributes or qualifications will be considered by the Board of Directors in evaluating a person’s candidacy:

•	Management and leadership experience;

•	Skilled and diverse background; and

•	Integrity and professionalism.
The board members are authorized to use any methods it deems appropriate for identifying candidates for board membership. In addition, candidates recommended by the Company’s stockholders are considered in the same manner as other candidates.
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
Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2014, its officers and directors, and all of the persons known to it to own more than 10 percent of its common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO, and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2014. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.
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
Setting Executive Compensation
The Compensation Committee of our Board of Directors is responsible for reviewing and approving corporate goals and objectives relevant to the CEO, Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The Board of Directors appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the Compensation Committee, and there are no Compensation Committee interlocks to report. The Compensation Committee has a charter that is available for review on our website at www.usfunds.com by clicking “About Us,” followed by “Investor Relations,” then “Policies and Procedures.”
The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal year 2014.

Name	Title
Frank E. Holmes	Chief Executive Officer and Chief Investment Officer
Lisa C. Callicotte	Chief Financial Officer
Susan B. McGee	President and General Counsel
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
Base Salary
Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2014 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.
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
Mr. Holmes considered a matrix of factors in reviewing the performance of, and compensation for, the CFO, Ms. Lisa Callicotte. Mr. Holmes considered such things as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified S-Ox and audit results and the cost of living in San Antonio. Occasionally, Ms. Callicotte received discretionary bonuses for the completion of special projects.
In reviewing the performance of and compensation for the President and General Counsel Susan McGee, Mr. Holmes considers a matrix of factors including responsibilities, productivity, hours of work, profitability of the Company, timely and accurate regulatory filings, completion of regulatory examinations, and the cost of living in San Antonio. In addition to her base salary, Ms. McGee is paid a monthly bonus based on retail assets in recognition of her strategic guidance of the sales personnel. Ms. McGee receives a monthly bonus when certain financial metrics are met. Occasionally, Ms. McGee receives discretionary bonuses for special projects such as completion of regulatory exams or managing significant new business relationships.
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

Stock Option Plans
In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2014, no stock options were granted. As of June 30, 2014, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.
In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2014, no stock options were granted. As of June 30, 2014, 581,300 options had been granted, 257,000 shares had been exercised, 302,300 options had expired, 22,000 options remained outstanding and 121,000 options are available for grant.
2010 Stock Incentive Plan
In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2014, no stock bonuses were awarded to NEOs.
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
401(k) Plan
We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $17,500 in calendar year 2014. An additional “catch-up” pretax contribution of up to $5,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).

Profit Sharing
The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. No profit sharing contributions were made in fiscal years 2014 and 2013. A profit sharing contribution of $400,000 was made in fiscal year 2012.
Savings Plans
We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using managed investment companies. Employee contributions to an Individual Retirement Account are matched to a maximum of $100 per month for certain management-level employees, including NEOs, and a maximum of $30 for all other employees. Similarly, certain management-level employees, including NEOs, may contribute to the Near-Term Tax Free Fund and we will match these contributions up to a maximum of $90 per month. A similar savings plan utilizing UGMA accounts is offered to all employees to save for minor relatives and is matched at a maximum of $15 per month per child.
Employee Stock Purchase Plan
We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3 percent of gross salary. During fiscal years 2014, 2013, and 2012, employees purchased 52,191; 48,679; and 28,998 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.
The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.
Perquisites and Other Benefits
We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2014 in the “All Other Compensation” column.
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

Compensation of Named Executive Officers
The following table sets forth for the fiscal year ended June 30, 2014, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($) [1]	All Other Compensation ($)		Total ($)
(dollars in thousands)
Frank E. Holmes	2012	422	6	—	257	163		848
Chief Executive Officer	2013	412	6	—	230	123		771
Chief Investment Officer	2014	422	4	—	220	119	[2]	765
Catherine A. Rademacher	2012	100	62	12	—	38		212
Chief Financial Officer [4]	2013	101	49	—	—	18		168
Lisa C. Callicotte	2014	135	27	—	—	19	[3]	181
Chief Financial Officer [4]
Susan B. McGee	2012	258	36	12	45	146		497
President	2013	258	29	—	48	133		468
General Counsel	2014	258	34	—	23	123	[5]	438

1.	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.

2.	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $58 in insurance, (ii) $33 in matched contributions, (iii) $14 in memberships, and (iv) $14 in miscellaneous items.

3.	Represents amounts paid by us on behalf of Ms. Callicotte as follows: (i) $16 in matched contributions and (ii) $3 in miscellaneous items.

4.	Ms. Callicotte replaced Ms. Rademacher as Chief Financial Officer effective July 12, 2013.

5.	Represents amounts paid by us on behalf of Ms. McGee as follows: (i) $73 in insurance, (ii) $26 in matched contributions, (iii) $18 in memberships, and (iv) $6 in miscellaneous items.
No stock awards were granted to the named executive officer in fiscal year 2014.
During fiscal year 2014, there were no exercises of stock options or vesting of restricted stock. As of June 30, 2014, Ms. Callicotte held 2,000 fully vested stock options exercisable at a price of $12.31. These options expire on October 7, 2019. No other options were outstanding for any of the named executive officers.
The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.

Compensation of Directors
The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. The Company grants each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2014, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
(dollars in thousands)
Jerold H. Rubinstein	$108	$4	$112
Roy D. Terracina	$44	$4	$48
Thomas F. Lydon, Jr.	$24	$4	$28

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman.

2.	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2014.
Compensation Committee Report on Executive Compensation
The Compensation Committee is composed entirely of independent directors in accordance with the listing standards of the NASDAQ Stock Market. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon this review and discussion, the committee has recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this annual report.
Respectfully,
Members of the Compensation Committee
Thomas F. Lydon, Jr., Chairman
Jerold H. Rubinstein
Roy D. Terracina

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners
Class C Common Stock (Voting Stock)
On August 18, 2014, there were 2,069,187 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.78%
7900 Callaghan Road
San Antonio, TX 78229
Class A Common Stock (Nonvoting Stock)
On August 18, 2014, there were 13,361,378 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned		Percent of Class (%)
Financial & Investment Management Group, Ltd. - Traverse City, MI [1]	2,583,231	[1]	19.33%
Royce & Associates, LLC [2]	2,118,654	[2]	15.86%

1.	Information is from Schedule 13G as of July 31, 2014, filed with the SEC on August 11, 2014.

2.	Information is from Schedule 13F as of June 30, 2014, filed with the SEC on August 11, 2014.
Security Ownership of Management
The following table sets forth, as of August 18, 2014, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

Beneficial Owner	Class C Common Stock		Class A Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.78%	334,594	2.50%
Lisa C. Callicotte, CFO	—	—	9,738	0.07%
Susan B. McGee, President, General Counsel	—	—	91,151	0.68%
Jerold H. Rubinstein, Director	—	—	8,100	0.06%
Roy D. Terracina, Director	—	—	42,100	0.32%
Thomas F. Lydon, Jr., Director	—	—	8,100	0.06%
All directors and executive officers as a group (six persons)	2,064,560	99.78%	493,783	3.69%

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	—	—	717,000
1997 Non-Qualified Stock Option Plan [2]	22,000	$18.72	121,000
Employee Stock Purchase Plan [3]	N/A	N/A	113,158
2010 Stock Incentive Plan [4]	N/A	N/A	85,000
Total	22,000		1,036,158

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

2.
Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

3.
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

4.
The Company has adopted a stock incentive plan to provide eligible persons in the Company’s service an opportunity to acquire common stock of the Company. There are authorized shares of treasury stock reserved for issuance under the plan for which a registration statement has not been filed.

Item 13. Certain Relationships and Related Transactions, and Director Independence
U.S. Global is invested in several of the mutual funds it manages. See Note 18 Related Party Transactions to the Consolidated Financial Statements of this Annual Report in Form 10-K, which incorporates the information of the relationships and related transaction for this Item 13. Refer to Item 10 for information regarding director independence.
Item 14. Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2014, and 2013, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2014	2013
Audit fees [1]	$296	$318
Audit-related fees [2]	10	10
Tax fees [3]	29	45
Total fees	$335	$373

1.
Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.
Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and fees related to the audit of the Employee Stock Purchase Plan.

3.	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.

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
All services provided by BDO USA, LLP in the fiscal years ended June 30, 2014, and 2013, were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1. Financial Statements
See Item 8 of Part II of this report.

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

10.3
Amended and Restated Administrative Services Agreement, dated December 9, 2013, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 (EDGAR Accession No. 0000754811-14-000019).

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

10.16	Note Modification Agreement dated April 25, 2014, by and between the Company and JPMorgan Chase Bank, N.A., included herein.
10.17
Amended and Restated Administrative Services Agreement, dated August 14, 2014, and effective as of November 1, 2014, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., included herein.

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

U.S. GLOBAL INVESTORS, INC.

		By:	/s/ Frank E. Holmes
FRANK E. HOLMES
Date:	August 27, 2014	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Frank E. Holmes
FRANK E. HOLMES	Chief Executive Officer Chief Investment Officer Director	August 27, 2014

* /s/ Thomas F. Lydon, Jr.
THOMAS F. LYDON, JR.	Director	August 27, 2014

* /s/ Jerold H. Rubinstein
JEROLD H. RUBINSTEIN	Chairman, Board of Directors	August 27, 2014

* /s/ Roy D. Terracina
ROY D. TERRACINA	Director	August 27, 2014

/s/ Lisa C. Callicotte
LISA C. CALLICOTTE	Chief Financial Officer	August 27, 2014

*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		August 27, 2014