Form 10-Q
period 2014-09-30
U S GLOBAL INVESTORS INC
filed 2014-11-05
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]                                NO [X]
On October 28, 2014, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and 13,347,783 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
Assets	(UNAUDITED)
(dollars in thousands)
Current Assets
Cash and cash equivalents	$4,734	$5,910
Trading securities, at fair value	17,586	17,817
Receivables	2,270	2,513
Prepaid expenses	344	525
Deferred tax asset	147	51
Total Current Assets	25,081	26,816
Net Property and Equipment	2,954	3,024
Other Assets
Deferred tax asset, long term	419	298
Investment securities available-for-sale, at fair value	5,552	6,196
Other investments	2,413	1,413
Intangible assets, net	75	86
Other assets, long term	12	13
Total Other Assets	8,471	8,006
Total Assets	$36,506	$37,846
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$141	$219
Accrued compensation and related costs	430	581
Dividends payable	232	232
Other accrued expenses	876	1,064
Total liabilities held related to discontinued operations	—	47
Total Current Liabilities	1,679	2,143
Commitments and Contingencies
Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,421 and 13,866,361 shares at September 30, 2014, and June 30, 2014, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 and 2,069,187 shares at September 30, 2014, and June 30, 2014, respectively	52	52
Additional paid-in-capital	15,678	15,669
Treasury stock, class A shares at cost; 508,659 and 501,518 shares at September 30, 2014, and June 30, 2014, respectively	(1,314)	(1,280)
Accumulated other comprehensive income, net of tax	430	906
Retained earnings	19,017	19,376
Total U.S. Global Investors, Inc. Shareholders' Equity	34,210	35,070
Non-Controlling Interest in Subsidiary	617	633
Total Shareholders' Equity	34,827	35,703
Total Liabilities and Shareholders’ Equity	$36,506	$37,846

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013
Operating Revenues
Mutual fund advisory fees	$2,420	$2,089
Distribution fees	463	531
Shareholder services fees	206	261
Administrative services fees	208	171
	3,297	3,052
Operating Expenses
Employee compensation and benefits	1,578	1,882
General and administrative	1,178	1,541
Platform fees	680	509
Advertising	94	133
Depreciation and amortization	83	63
	3,613	4,128
Operating Loss	(316)	(1,076)
Other Income
Investment income	220	1,060
Equity in earnings of Galileo	—	(7)
	220	1,053
Loss from Continuing Operations Before Income Taxes	(96)	(23)
Provision for Federal Income Taxes
Tax benefit	(7)	(14)
Loss from Continuing Operations	(89)	(9)
Discontinued Operations (Note 13)
Loss from operations of discontinued transfer agent	—	(43)
Tax benefit	—	(15)
Loss from Discontinued Operations	—	(28)
Net Loss	(89)	(37)
Less: Net Income Attributable to Non-Controlling Interest	39	—
Net Loss Attributable to U.S. Global Investors, Inc.	$(128)	$(37)
Basic Net Loss per Share
Loss from continuing operations	$(0.01)	$0.00
Loss from discontinued operations	$0.00	$0.00
Net loss	$(0.01)	$0.00
Diluted Net Loss per Share
Loss from continuing operations	$(0.01)	$0.00
Loss from discontinued operations	$0.00	$0.00
Net loss	$(0.01)	$0.00

Basic weighted average number of common shares outstanding	15,429,327	15,471,268
Diluted weighted average number of common shares outstanding	15,429,327	15,471,268

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands)	Three Months Ended September 30,
	2014	2013
Net Loss	$(89)	$(37)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(231)	379
Less: reclassification adjustment for gains/losses included in net income	(195)	(578)
Net change from available-for-sale investments, net of tax	(426)	(199)
Foreign currency translation adjustment	(78)	—
Other Comprehensive Loss	(504)	(199)
Comprehensive Loss	(593)	(236)
Less: Comprehensive Income Attributable to Non-Controlling Interest	11	—
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(604)	$(236)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Three Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(89)	$(37)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	64
Net loss on disposal of property and equipment	26	—
Net recognized gain on securities	(295)	(875)
Net loss from equity method investment	—	7
Provision for deferred taxes	3	307
Stock bonuses	3	3
Stock-based compensation expense	—	1
Changes in operating assets and liabilities:
Accounts receivable	226	(125)
Prepaid expenses	179	211
Trading securities	231	(109)
Accounts payable and accrued expenses	(477)	112
Total adjustments	(21)	(404)
Net cash used in operating activities	(110)	(441)
Cash Flows from Investing Activities:
Purchase of property and equipment	(35)	—
Purchase of available-for-sale securities	(62)	(500)
Purchase of other investments	(1,000)	—
Proceeds on sale of available-for-sale securities	351	1,903
Return of capital on investment	6	—
Net cash provided by (used in) investing activities	(740)	1,403
Cash Flows from Financing Activities:
Issuance of common stock	32	44
Repurchases of common stock	(59)	(37)
Dividends paid	(232)	(232)
Net cash used in financing activities	(259)	(225)
Effect of exchange rate changes on cash and cash equivalents	(67)	—
Net increase (decrease) in cash and cash equivalents	(1,176)	737
Beginning cash and cash equivalents	5,910	18,085
Ending cash and cash equivalents	$4,734	$18,822

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2014.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited (“USGG”) (on August 3, 2013, USGG was dissolved), U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65% interest in Galileo Global Equity Advisor Inc. ("Galileo").

The Company's evaluation for consolidation includes whether entities in which it has an interest are variable interest entities (“VIEs”) and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. If the VIE qualifies for the investment company deferral, the primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns.

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

Prior to March 31, 2014, the Company classified investments in private and venture capital companies as available-for-sale Level 3 securities. Since these equity investments do not have readily determinable fair values, these investments should have been classified as "other investments" on the Consolidated Balance Sheets and accounted for under the cost method of accounting rather than at fair value. The Company determined that the difference between the fair value and the value using the cost method of accounting for these securities is not material to "accumulated other comprehensive income (loss)" or "other comprehensive income (loss)" and did not affect net income or earnings per share. To correct this balance sheet misclassification, the Company has reclassifed these investments as "other investments" on the face of the balance sheet at cost adjusted for impairments. This reclassification was not material to "accumulated other comprehensive income (loss)" or "other comprehensive income (loss)" and did not affect net income or earnings per share.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2014, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 became effective for the Company on July 1, 2014. The adoption of ASU 2013-11 was not material to the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 will become effective for the Company on July 1, 2015. Management is evaluating the ASU and its potential impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”). This update requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity’s ability to continue as a going concern, management shall disclose: i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and iii) management's plans that are intended to mitigate the conditions or events - and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and early application is permitted. Management does not currently anticipate that this update will have any impact on the Company’s financial statement disclosures.

NOTE 2. INVESTMENTS

As of September 30, 2014, the Company held investments with a fair value of approximately $23.1 million and a cost basis of approximately $22.9 million. In addition, the Company held other investments of $2.4 million . Total investments are approximately 70.0 percent of the Company’s total assets.

Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheets at their fair value. Unrealized holding gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.

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
The following details the components of the Company’s investments recorded as fair value as of September 30, 2014, and June 30, 2014.

	September 30, 2014
		Gross Unrealized
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(390)	$794
Mutual funds - Fixed income	16,241	79	(2)	16,318
Mutual funds - Domestic equity	535	—	(85)	450
Other	107	—	(83)	24
Total trading securities	$18,067	$79	$(560)	$17,586

Available-for-sale securities [2]
Common stock - Domestic	$496	$605	$(3)	$1,098
Common stock - International	652	383	(8)	1,027
Corporate debt	1,700	6	(287)	1,419
Mutual funds - Fixed income	1,228	14	(11)	1,231
Mutual funds - Domestic equity	543	5	—	548
Other	232	1	(4)	229
Total available-for-sale securities [3]	$4,851	$1,014	$(313)	$5,552

	June 30, 2014
		Gross Unrealized
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(186)	$998
Mutual funds - Fixed income	16,241	92	—	16,333
Mutual funds - Domestic equity	535	—	(76)	459
Other	107	—	(80)	27
Total trading securities	$18,067	$92	$(342)	$17,817

Available-for-sale securities [2]
Common stock - Domestic	$535	$586	$(3)	$1,118
Common stock - International	607	802	—	1,409
Corporate debt	1,706	—	(74)	1,632
Mutual funds - Fixed income	1,228	21	(2)	1,247
Mutual funds - Domestic equity	543	7	—	550
Other	232	9	(1)	240
Total available-for-sale securities [3]	$4,851	$1,425	$(80)	$6,196

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

[3]	Net unrealized gains on available-for-sale securities gross and net of tax as of September 30, 2014, are $701 and $462, respectively, and as of June 30, 2014, are $1,345 and $888, respectively.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$106	$(3)	$—	$—	$106	$(3)
Common stock - International	140	(8)	—	—	140	(8)
Corporate debt	1,168	(287)	—	—	1,168	(287)
Mutual funds - Fixed income	218	(11)	—	—	218	(11)
Other	63	(4)	—	—	63	(4)
Total available-for-sale securities	$1,695	$(313)	$—	$—	$1,695	$(313)

	June 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$125	$(3)	$—	$—	$125	$(3)
Corporate debt	1,382	(74)	—	—	1,382	(74)
Mutual funds - Fixed income	151	(2)	—	—	151	(2)
Other	118	(1)	—	—	118	(1)
Total available-for-sale securities	$1,776	$(80)	$—	$—	$1,776	$(80)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

(dollars in thousands)	Three Months Ended September 30,
Investment Income (Loss)	2014	2013
Realized gains on sales of available-for-sale securities	$295	$875
Unrealized gains (losses) on trading securities	(231)	109
Realized foreign currency gains	20	5
Dividend and interest income	136	71
Total Investment Income	$220	$1,060

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
Level 2 – Valuations based on quoted prices in markets for which not all significant inputs are observable, directly or indirectly. Corporate debt securities valued in accordance with the evaluated price supplied by an independent service are categorized as Level 2 in the hierarchy. Other securities categorized as Level 2 include securities valued at the mean between the last reported bid and ask quotation.
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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities are valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, the Company reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer's financial condition. Debt securities that are not valued by an independent pricing service are valued based on review of similarly structured issuances in similar jurisdictions, when possible. The Company also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. Securities for which market quotations are not readily available are valued at their fair value as determined by the portfolio management team. The portfolio management team includes representatives from the investment, accounting and legal/compliance departments. The portfolio management team meets periodically to consider a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the board of directors.

Prior to March 31, 2014, the Company classified investments that were valued using the mean between the last reported bid ask quotation as Level 1 investments. The Company has determined that it is reasonable to classify these securities as Level 2 investments. This reclassification does not affect balance sheet presentation, net income or earnings per share.

The following presents fair value measurements, as of September 30, 2014, and June 30, 2014, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using
	September 30, 2014
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$794	$—	$794
Mutual funds - Fixed income	16,319	—	—	16,319
Mutual funds - Domestic equity	450	—	—	450
Other	23	—	—	23
Total trading securities	16,792	794	—	17,586

Available-for-sale securities
Common stock - Domestic	1,098	—	—	1,098
Common stock - International	1,024	3	—	1,027
Corporate debt	192	977	250	1,419
Mutual funds - Fixed income	1,231	—	—	1,231
Mutual funds - Domestic equity	548	—	—	548
Other	229	—	—	229
Total available-for-sale securities	4,322	980	250	5,552
Total Investments Measured at Fair Value on a Recurring Basis	$21,114	$1,774	$250	$23,138

	Fair Value Measurement using
	June 30, 2014
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$998	$—	$998
Mutual funds - Fixed income	16,333	—	—	16,333
Mutual funds - Domestic equity	459	—	—	459
Other	27	—	—	27
Total trading securities	16,819	998	—	17,817

Available-for-sale securities
Common stock - Domestic	1,118	—	—	1,118
Common stock - International	1,406	3	—	1,409
Corporate debt	292	1,090	250	1,632
Mutual funds - Fixed income	1,247	—	—	1,247
Mutual funds - Domestic equity	550	—	—	550
Other	240	—	—	240
Total available-for-sale securities	4,853	1,093	250	6,196
Total Investments Measured at Fair Value on a Recurring Basis	$21,672	$2,091	$250	$24,013

As of September 30, 2014, approximately 91 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, eight percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining one percent are Level 3 inputs. As of June 30, 2014, approximately 90 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, nine percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining one percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter.

In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $794,000 as of September 30, 2014, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In addition, the Company has investments in corporate debt securities of $977,000 as of September 30, 2014, categorized as Level 2, which the Company valued in accordance with the evaluated price supplied by an independent pricing service.

The corporate debt in Level 3 is valued based on review of similarly structured issuances in similar jurisdictions. At September 30, 2014, the Level 3 corporate debt is valued at cost, which approximates fair value as a result of the Company’s review of similar structured issuances in similar jurisdictions.
The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the three months ended September 30, 2014, and September 30, 2013:

	Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	September 30, 2014	September 30, 2013
(dollars in thousands)	Corporate Debt	Common Stock - International	Other
Beginning Balance	$250	$95	$163
Return of capital	(6)	—	—
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	—	—	—
Included in other comprehensive income	6	2	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending Balance	$250	$97	$163

NOTE 4. BUSINESS COMBINATION

Effective March 31, 2013, the Company, through USCAN, purchased 50 percent of the issued and outstanding shares of Galileo Global Equity Advisors, Inc., a privately held Toronto-based asset management firm, for $600,000 cash.

Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company's founder, Michael Waring, for $180,000 cash. This strategic investment brings USCAN's ownership to 65 percent of the outstanding shares of Galileo, which represents a controlling interest in Galileo. Prior to June 1, 2014, the Company accounted for the investment in Galileo under the equity method of accounting. After June 1, 2014, Galileo was consolidated with the operations of the Company. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.

Included in other income for the three months ending September 30, 2013, is a loss of $7,000 from the Company's interest in Galileo, accounted for under the equity method of accounting.

NOTE 5. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management.

The advisory agreement for the equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended September 30, 2014, the Company realized a decrease in its base advisory fee of $183,000. For the corresponding period in fiscal year 2013, base advisory fees were adjusted downward by $133,000.

The following changes were made during the prior fiscal year to the mutual funds the Company manages: (1) the Global Emerging Markets Fund liquidated on October 31, 2013, (2) the MegaTrends Fund was reorganized into the Holmes Growth Fund (renamed Holmes Macro Trends Fund), (3) the Tax Free Fund was reorganized into the Near-Term Tax Free Fund, (4) the Government Fund changed from a money market fund to a U.S. Government ultra-short bond fund, and (5) the U.S. Treasury Securities Cash Fund was liquidated on December 27, 2013.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through December 2014. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for the three months ended September 30, 2014, were $277,000, compared with $855,000, for the corresponding period in the prior fiscal year.

Prior to the U.S. Treasury Securities Cash Fund liquidation and the U.S. Government Securities Savings Fund conversion, the Company voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the Government Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). For the three months ended September 30, 2013, total fees waived and/or expenses reimbursed as a result of this agreement were $335,000.

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

Effective in December 2013, administrative service fees paid to the Company changed from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each fund, based on average daily net assets, plus $10,000 per fund per year. Effective November 1, 2014, the per fund fee will change to $7,000 per year.

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

The Company provides advisory services for two offshore clients and received monthly advisory fees based on the net asset values of the clients and monthly performance fees, if any, based on the overall increase in net asset values. Another offshore fund had liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $47,000 for the three months ended September 30, 2014, and $52,000 for the corresponding period in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.

NOTE 6. BORROWINGS

As of September 30, 2014, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a 1-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of September 30, 2014, this credit facility remained unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.005 per share is authorized through December 31, 2014, and will be reviewed by the board quarterly.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase authorization ended on December 31, 2013. On December 12, 2013, the Board of Directors renewed the repurchase program for calendar year 2014. The total amount of shares that may be repurchased in 2014 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2014, the Company repurchased 16,793 class A shares using cash of $59,000. For the three months ended September 30, 2013, the Company repurchased 13,219 class A shares using cash of $37,000.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options outstanding and exercisable at September 30, 2014, were 22,000 at a weighted average exercise price of $18.72. There were no options forfeited for the three months ended September 30, 2014.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three months ended September 30, 2014. Stock-based compensation expense for the three months ended September 30, 2013, was $1,000. As of September 30, 2014, there was no of unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods. As of September 30, 2013, there was approximately $7,000 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013
Net loss
Loss from continuing operations	$(89)	$(9)
Less: Income attributable to non-controlling interest in subsidiary	39	—
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(128)	(9)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	—	(28)
Net loss attributable to U.S. Global Investors, Inc.	$(128)	$(37)

Weighted average number of outstanding shares
Basic	15,429,327	15,471,268
Effect of dilutive securities
Employee stock options	—	—
Diluted	15,429,327	15,471,268

Loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.01)	$0.00
Loss from discontinued operations	$0.00	$0.00
Net loss attributable to U.S. Global Investors, Inc.	$(0.01)	$0.00
Diluted
Loss from continuing operations	$(0.01)	$0.00
Loss from discontinued operations	$0.00	$0.00
Net loss attributable to U.S. Global Investors, Inc.	$(0.01)	$0.00

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2014, 22,000 options were excluded from diluted EPS compared to 29,000 options excluded for the corresponding period in 2013.

During the three months ended September 30, 2014, and the three months ended September 2013, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For federal income tax purposes at September 30, 2014, the Company has capital loss carryovers of approximately $439,000, expiring in fiscal year 2019. The Company also has charitable contribution carryovers of approximately $111,000, expiring in fiscal years 2018 - 2020.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2014, and June 30, 2014, a valuation allowance of $38,000 and $35,000, respectively, was included related to the charitable contribution carryover.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended September 30, 2014
Balance at June 30, 2014	$888	$18	$906
Other comprehensive loss before reclassifications	(350)	(50)	(400)
Tax effect	119	—	119
Amount reclassified from AOCI	(295)	—	(295)
Tax effect	100	—	100
Net other comprehensive income (loss) for the Three months ended September 30, 2014	(426)	(50)	(476)
Balance at September 30, 2014	$462	$(32)	$430

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended September 30, 2013
Balance at June 30, 2013	$652	$—	$652
Other comprehensive loss before reclassifications	574	—	574
Tax effect	(195)	—	(195)
Amount reclassified from AOCI	(875)	—	(875)
Tax effect	297	—	297
Net other comprehensive income (loss) for the Three Months Ended September 30, 2013	(199)	—	(199)
Balance at September 30, 2013	$453	$—	$453

[1]	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF and offshore funds it manages, investment management services in Canada, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Three months ended September 30, 2014
Net operating revenues	$2,635	$662	$—	$3,297
Net other income	$—	$—	$220	$220
Income (loss) from continuing operations before income taxes	$(384)	$68	$220	$(96)
Depreciation and amortization	$63	$20	$—	$83
Capital expenditures	$35	$—	$—	$35
Gross identifiable assets at September 30, 2014	$8,246	$2,069	$25,625	$35,940
Deferred tax asset				$566
Consolidated total assets at September 30, 2014				$36,506
Three months ended September 30, 2013
Net operating revenues	$3,052	$—	$—	$3,052
Net other income	$—	$—	$1,053	$1,053
Income from continuing operations before income taxes	$(1,076)	$—	$1,053	$(23)
Loss from discontinued operations	$(28)	$—	$—	$(28)
Depreciation and amortization	$64	$—	$—	$64
Capital expenditures	$—	$—	$—	$—

NOTE 12. CONTINGENCIES AND COMMITMENTS

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

The Board has authorized a monthly dividend of $0.005 per share through December 31, 2014, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2014 is approximately $232,000.

NOTE 13. DISCONTINUED OPERATIONS

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

There were no assets and liabilities related to the transfer agency business at September 30, 2014.

The components of loss from discontinued operations were as follows for the three months ended September 30, 2014, and 2013:

	Three Months Ended September 30,
(dollars in thousands)	2014	2013
Operating revenue	$—	$314
Operating expenses	—	357
Loss from discontinued operations before income taxes	—	(43)
Income tax benefit	—	(15)
Loss from discontinued operations, net of tax	$—	$(28)

NOTE 14. SUBSEQUENT EVENTS

Beginning November 1, 2014, the administrative services fee per fund will be reduced to $7,000 from $10,000 due to changes in the administrative services provided.

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

BUSINESS SEGMENTS

The Company, with principal operations located in San Antonio, Texas, manages three business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors; (2) the Company, through its Canadian subsidiary, owns a 65% controlling interest in Galileo Global Equity Advisors Inc.("Galileo"), which offers investment management products and services in Canada; and (3) the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segment, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company’s three business segments.

Investment Management Services

The Company generates operating revenues from managing and servicing USGIF and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the SEC-registered funds managed by the Company can be found on the Company’s website, www.usfunds.com, including performance information for each fund for various time periods, assets under management as of the most recent month end and inception date of each fund.

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

The Company provided advisory services for two offshore clients and received monthly advisory fees based on the net asset values of the clients and monthly performance fees, if any, based on the overall increase in net asset values. Another offshore fund had liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $47,000 three months ended September 30, 2014, and $52,000 for the corresponding period in fiscal 2014. Frank Holmes, CEO, serves as a director of the offshore clients.

At September 30, 2014, total assets under management as of period-end, including SEC-registered funds and offshore clients, were $824.6 million versus $1.2 billion at September 30, 2013, a decrease of 30.6 percent. During the three months ended September 30, 2014, average assets under management were $918.1 million versus $1.2 billion during the three months ended September 30, 2013. Total assets under management as of period-end at September 30, 2014, were $824.6 million versus $965.9 million at June 30, 2014, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for the SEC-registered funds for the three months ended September 30, 2014, and 2013:

	Three Months Ended September 30, 2014
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$815,368	$130,560	$945,928
Market appreciation (depreciation)	(111,834)	223	(111,611)
Dividends and distributions	—	(426)	(426)
Net shareholder (redemptions) purchases	(32,641)	4,817	(27,824)
Ending Balance	$670,893	$135,174	$806,067

Average investment management fee	0.98%	0.00%	0.84%
Average net assets	$765,539	$132,003	$897,542

	Three Months Ended September 30, 2013
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	71,184	141	71,325
Dividends and distributions	—	(443)	(443)
Net shareholder redemptions	(30,000)	(15,839)	(45,839)
Ending Balance	$898,486	$267,003	$1,165,489

Average investment management fee	0.96%	0.00%	0.73%
Average net assets	$894,411	$278,577	$1,172,988

As shown above, period-end assets under management were lower at September 30, 2014, compared to September 30, 2013. Also, average net assets for the three-month period in the current fiscal year were lower than the same period in the previous fiscal year. Net shareholder redemptions and market depreciation resulted in an overall decrease in net assets in the current quarter. The Company liquidated one of its money market funds and converted the other money market fund to an ultra-short bond fund, contributing to the lower assets under management.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 84 basis points in the first quarter of fiscal 2015 and 73 basis points in the same period in fiscal 2014. The average investment management fee for the fixed income funds was nil for the periods. This is due to fee waivers on these funds as discussed in Note 5 to the financial statements.

Investment Management Services - Canada

As of June 1, 2014, the Company owned a 65% controlling interest in Galileo Global Equity Advisors Inc., a privately held Toronto-based asset management firm which offers investment management products and services in Canada. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

At September 30, 2014, total Galileo assets under management were $226.4 million versus $267.2 million at June 30, 2014, the Company’s prior fiscal year end. During the three months ended September 30, 2014, average assets under management were $244.9 million.

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

As of September 30, 2014, the Company held investments with a fair value of approximately $23.1 million and a cost basis of approximately $22.9 million. In addition, the Company held other investments of $2.4 million . Total investments are approximately 70.0 percent of the Company’s total assets. See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2014, and 2013

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $128,000 ($0.01 per share loss) for the three months ended September 30, 2014, compared with net loss of $37,000 ($0.00 per share) for the three months ended September 30, 2013, a decrease of $91,000, or 245.9 percent.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2014, increased $245,000, or 8.0 percent, compared with the three months ended September 30, 2013. This increase was primarily attributable to the following:

•
Mutual fund advisory fees increased by $331,000, or 15.8 percent, as a result of Galileo revenue being consolidated and were offset by lower assets under management and increased performance fee adjustments. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Base management fees increased $381,000. The addition of the Galileo advisory fees revenue was an increase of $662,000, offset by a reduction of $281,000 as a result of lower assets under management in the USGIF funds due to market depreciation and shareholder redemptions.

•	Performance fee adjustments paid out in the current period increased $50,000 versus the corresponding period in the prior year.

•
Distribution fee revenue and shareholder services fee revenue decreased by $68,000 and $55,000, or 12.8 percent and 21.1 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2014, decreased $515,000, or 12.5 percent, compared with the three months ended September 30, 2013. This was largely attributable to the following:

•
Employee compensation and benefits decreased by $304,000, or 16.2 percent, primarily as a result of lower performance-based bonuses and fewer employees, offset by increases due to the consolidation of Galileo expenses of $153,000 in the current year.

•
General and administrative expenses decreased $363,000, or 23.6 percent, primarily due to higher fund reimbursements and fund restructuring costs in the prior year, offset somewhat by the consolidation of Galileo expenses of $145,000 in the current year.

•
Platform fees increased $171,000, or 33.6 percent, primarily due to consolidation of Galileo expenses of $276,000, offset by a decrease in platform fees for the USGIF funds due to lower assets held through broker-dealer platforms.

Other Income

Total consolidated other income for the three months ended September 30, 2014, decreased $833,000, or 79.1 percent, compared with the three months ended September 30, 2013. This was largely attributable to realized gains on sales of available-for-sale securities and unrealized gains on trading securities being higher in the prior year than in the current year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, the Company had net working capital (current assets minus current liabilities) of approximately $23.4 million and a current ratio (current assets divided by current liabilities) of 14.9 to 1. With approximately $4.7 million in cash and cash equivalents and approximately $23.1 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $34.2 million, with cash, cash equivalents, and marketable securities comprising 76.3 percent of total assets.

As of September 30, 2014, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of September 30, 2014, this credit facility remained unutilized by the Company.

Management believes current cash reserves, financing available, and projected cash flow from operations will be sufficient to meet foreseeable cash needs or capital necessary for operating activities and allow the Company to take advantage of investment opportunities whenever available.

The investment advisory and related contracts between the Company or its subsidiaries and USGIF have been renewed through September 2015. With respect to the Company's two offshore advisory clients, the contracts between the Company and these offshore clients expire periodically, and management anticipates that its remaining offshore clients will renew the contracts. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of Unitholders’ resolution.  Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2014. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has adopted certain recently issued financial accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Consolidated Balance Sheets includes assets whose fair value is subject to market risks. Due to the Company’s investments in securities recorded at fair value, price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value.

The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics and other policies affecting the Company’s investment practices.

The table below summarizes the Company’s price risks as of September 30, 2014, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities[1]	$17,586	25% increase	$21,983	$2,902
		25% decrease	$13,190	$(2,902)
Available-for-sale[2]	$5,552	25% increase	$6,940	$916
		25% decrease	$4,164	$(916)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized and realized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.    RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2014. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-14 to 07-31-14	6,700	$23	$3.52	6,700	$2,548
08-01-14 to 08-31-14	4,800	17	3.55	4,800	2,531
09-01-14 to 09-30-14	5,293	19	3.52	5,293	2,512
Total	16,793	$59	$3.53	16,793	$2,512

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

ITEM 5.    OTHER INFORMATION

Investors and others should note that the Company announces material financial information to its investors using the website (www.usfunds.com), SEC filings, press releases, public conference calls and webcasts. The Company also uses social media to communicate with its customers and the public about the Company. It is possible that the information it posts on social media could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on social media channels listed below. This list may be updated from time to time.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 5, 2014	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 5, 2014	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer