Form 10-Q
period 2014-12-31
U S GLOBAL INVESTORS INC
filed 2015-02-10
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2014

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
YES [ ]                                NO [X]
On February 2, 2015, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and 13,313,776 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
Assets	(UNAUDITED)
(dollars in thousands)
Current Assets
Cash and cash equivalents	$4,252	$5,910
Trading securities, at fair value	17,015	17,817
Receivables	1,922	2,513
Prepaid expenses	488	525
Deferred tax asset	214	51
Total Current Assets	23,891	26,816
Net Property and Equipment	2,884	3,024
Other Assets
Deferred tax asset, long term	701	298
Investment securities available-for-sale, at fair value	4,547	6,196
Other investments	2,413	1,413
Intangible assets, net	63	86
Other assets, long term	12	13
Total Other Assets	7,736	8,006
Total Assets	$34,511	$37,846
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$105	$219
Accrued compensation and related costs	509	581
Dividends payable	231	232
Other accrued expenses	772	1,064
Total liabilities held related to discontinued operations	—	47
Total Current Liabilities	1,617	2,143
Commitments and Contingencies
Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,421 and 13,866,361 shares at December 31, 2014, and June 30, 2014, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 and 2,069,187 shares at December 31, 2014, and June 30, 2014, respectively	52	52
Additional paid-in-capital	15,684	15,669
Treasury stock, class A shares at cost; 548,379 and 501,518 shares at December 31, 2014, and June 30, 2014, respectively	(1,434)	(1,280)
Accumulated other comprehensive income, net of tax	(291)	906
Retained earnings	17,943	19,376
Total U.S. Global Investors, Inc. Shareholders' Equity	32,301	35,070
Non-Controlling Interest in Subsidiary	593	633
Total Shareholders' Equity	32,894	35,703
Total Liabilities and Shareholders’ Equity	$34,511	$37,846

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Operating Revenues
Mutual fund advisory fees	$4,110	$3,911	$1,691	$1,822
Distribution fees	819	1,036	355	505
Shareholder services fees	364	492	158	231
Administrative services fees	375	353	167	182
	5,668	5,792	2,371	2,740
Operating Expenses
Employee compensation and benefits	3,123	3,753	1,545	1,870
General and administrative	2,200	3,144	1,021	1,603
Platform fees	1,199	961	519	452
Advertising	190	350	96	217
Depreciation and amortization	164	125	81	62
	6,876	8,333	3,262	4,204
Operating Loss	(1,208)	(2,541)	(891)	(1,464)
Other Income
Investment income	273	1,109	53	48
Equity in earnings of Galileo	—	(15)	—	(8)
	273	1,094	53	40
Loss from Continuing Operations Before Income Taxes	(935)	(1,447)	(838)	(1,424)
Provision for Federal Income Taxes
Tax expense (benefit)	(4)	(480)	3	(466)
Loss from Continuing Operations	(931)	(967)	(841)	(958)
Discontinued Operations (Note 13)
Loss from operations of discontinued transfer agent	—	(358)	—	(314)
Tax benefit	—	(122)	—	(107)
Loss from Discontinued Operations	—	(236)	—	(207)
Net Loss	(931)	(1,203)	(841)	(1,165)
Less: Net Income Attributable to Non-Controlling Interest	39	—	1	—
Net Loss Attributable to U.S. Global Investors, Inc.	$(970)	$(1,203)	$(842)	$(1,165)
Basic Net Loss per Share
Loss from continuing operations	$(0.06)	$(0.06)	$(0.05)	$(0.06)
Loss from discontinued operations	$0.00	$(0.02)	$0.00	$(0.02)
Net loss	$(0.06)	$(0.08)	$(0.05)	$(0.08)
Diluted Net Loss per Share
Loss from continuing operations	$(0.06)	$(0.06)	$(0.05)	$(0.06)
Loss from discontinued operations	$0.00	$(0.02)	$0.00	$(0.02)
Net loss	$(0.06)	$(0.08)	$(0.05)	$(0.08)

Basic weighted average number of common shares outstanding	15,419,309	15,471,816	15,409,292	15,472,370
Diluted weighted average number of common shares outstanding	15,419,309	15,471,816	15,409,292	15,472,370

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands)	Six Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
Net Loss	$(931)	$(1,203)	$(841)	$(1,165)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(849)	371	(618)	(8)
Less: reclassification adjustment for gains/losses included in net income	(252)	(457)	(57)	121
Net change from available-for-sale investments, net of tax	(1,101)	(86)	(675)	113
Foreign currency translation adjustment	(149)	—	(70)	—
Other Comprehensive Income (Loss)	(1,250)	(86)	(745)	113
Comprehensive Loss	(2,181)	(1,289)	(1,586)	(1,052)
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(13)	—	(24)	—
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(2,168)	$(1,289)	$(1,562)	$(1,052)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Six Months Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(931)	$(1,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	128
Net loss on disposal of property and equipment	26	—
Net recognized gain on securities	(376)	(524)
Net loss from equity method investment	—	15
Provision for deferred taxes	2	285
Stock bonuses	6	5
Stock-based compensation expense	—	1
Changes in operating assets and liabilities:
Accounts receivable	566	(309)
Prepaid expenses	34	(3)
Trading securities	797	(14,051)
Accounts payable and accrued expenses	(500)	351
Total adjustments	719	(14,102)
Net cash used in operating activities	(212)	(15,305)
Cash Flows from Investing Activities:
Purchase of property and equipment	(40)	—
Purchase of available-for-sale securities	(165)	(609)
Purchase of other investments	(1,000)	—
Proceeds on sale of available-for-sale securities	515	2,881
Proceeds from return of capital and principal payments on investments	12	—
Net cash provided by (used in) investing activities	(678)	2,272
Cash Flows from Financing Activities:
Issuance of common stock	61	88
Repurchases of common stock	(206)	(110)
Distributions to non-controlling interest in subsidiary	(27)	—
Dividends paid	(462)	(464)
Net cash used in financing activities	(634)	(486)
Effect of exchange rate changes on cash and cash equivalents	(134)	—
Net decrease in cash and cash equivalents	(1,658)	(13,519)
Beginning cash and cash equivalents	5,910	18,085
Ending cash and cash equivalents	$4,252	$4,566

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$—	$—

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited (“USGG”) (on August 3, 2013, USGG was dissolved), U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65% interest in Galileo Global Equity Advisor Inc. (“Galileo”).

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, the mutual funds it advises. The Company has determined that these entities qualify for the investment company deferral in ASC 810-10-65-2 (aa) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant to the total ownership of the fund, and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary of these VIEs.

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2014, are not necessarily indicative of the results to be expected for the entire year.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity’s ability to continue as a going concern, management shall disclose: i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and iii) management's plans that are intended to mitigate the conditions or events - and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and early application is permitted. Management does not currently anticipate that this update will have any impact on the Company’s financial statement disclosures.

In November 2014, the FASB issued ASU 2014-17, Business Combinations: Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with Topic 250, Accounting Changes and Error Corrections. ASU 2014-17 became effective for the Company on November 18, 2014. The adoption of ASU 2014-17 was not material to the consolidated financial statements.

NOTE 2. INVESTMENTS

As of December 31, 2014, the Company held investments with a fair value of approximately $21.6 million and a cost basis of approximately $22.7 million. In addition, the Company held other investments of $2.4 million . Total investments are approximately 69.5 percent of the Company’s total assets.

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

The following details the components of the Company’s investments recorded as fair value as of December 31, 2014, and June 30, 2014.

	December 31, 2014
		Gross Unrealized
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(624)	$560
Mutual funds - Fixed income	15,991	79	(1)	16,069
Mutual funds - Domestic equity	535	—	(149)	386
Other	81	—	(81)	—
Total trading securities	$17,791	$79	$(855)	$17,015

Available-for-sale securities [2]
Common stock - Domestic	$585	$621	$(8)	$1,198
Common stock - International	652	249	(27)	874
Corporate debt	1,693	—	(1,073)	620
Mutual funds - Fixed income	1,228	14	(20)	1,222
Mutual funds - Domestic equity	543	—	(77)	466
Other	169	2	(4)	167
Total available-for-sale securities [3]	$4,870	$886	$(1,209)	$4,547

	June 30, 2014
		Gross Unrealized
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(186)	$998
Mutual funds - Fixed income	16,241	92	—	16,333
Mutual funds - Domestic equity	535	—	(76)	459
Other	107	—	(80)	27
Total trading securities	$18,067	$92	$(342)	$17,817

Available-for-sale securities [2]
Common stock - Domestic	$535	$586	$(3)	$1,118
Common stock - International	607	802	—	1,409
Corporate debt	1,706	—	(74)	1,632
Mutual funds - Fixed income	1,228	21	(2)	1,247
Mutual funds - Domestic equity	543	7	—	550
Other	232	9	(1)	240
Total available-for-sale securities [3]	$4,851	$1,425	$(80)	$6,196

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

[3]
Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of December 31, 2014, are $(323) and $(213), respectively, and as of June 30, 2014, are $1,345 and $888, respectively.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$18	$—	$101	$(8)	$119	$(8)
Common stock - International	78	(15)	43	(12)	121	(27)
Corporate debt	383	(1,073)	—	—	383	(1,073)
Mutual funds - Fixed income	209	(20)	—	—	209	(20)
Mutual funds - Domestic equity	466	(77)	—	—	466	(77)
Other	10	(4)	—	—	10	(4)
Total available-for-sale securities	$1,164	$(1,189)	$144	$(20)	$1,308	$(1,209)

	June 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$125	$(3)	$—	$—	$125	$(3)
Corporate debt	1,382	(74)	—	—	1,382	(74)
Mutual funds - Fixed income	151	(2)	—	—	151	(2)
Other	118	(1)	—	—	118	(1)
Total available-for-sale securities	$1,776	$(80)	$—	$—	$1,776	$(80)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

(dollars in thousands)	Six Months Ended December 31,		Three Months Ended December 31,
Investment Income (Loss)	2014	2013	2014	2013
Realized gains (losses) on sales of available-for-sale securities	$382	$692	$86	$(183)
Realized losses on sales of trading securities	(6)	(168)	(6)	(168)
Unrealized gains (losses) on trading securities	(526)	278	(295)	169
Realized foreign currency gains	23	5	4	—
Dividend and interest income	400	302	264	230
Total Investment Income	$273	$1,109	$53	$48

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

The following presents fair value measurements, as of December 31, 2014, and June 30, 2014, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using
	December 31, 2014
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$560	$—	$560
Mutual funds - Fixed income	16,069	—	—	16,069
Mutual funds - Domestic equity	386	—	—	386
Other	—	—	—	—
Total trading securities	16,455	560	—	17,015

Available-for-sale securities
Common stock - Domestic	1,198	—	—	1,198
Common stock - International	873	1	—	874
Corporate debt	—	382	238	620
Mutual funds - Fixed income	1,222	—	—	1,222
Mutual funds - Domestic equity	466	—	—	466
Other	167	—	—	167
Total available-for-sale securities	3,926	383	238	4,547
Total Investments Measured at Fair Value on a Recurring Basis	$20,381	$943	$238	$21,562

	Fair Value Measurement using
	June 30, 2014
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$998	$—	$998
Mutual funds - Fixed income	16,333	—	—	16,333
Mutual funds - Domestic equity	459	—	—	459
Other	27	—	—	27
Total trading securities	16,819	998	—	17,817

Available-for-sale securities
Common stock - Domestic	1,118	—	—	1,118
Common stock - International	1,406	3	—	1,409
Corporate debt	292	1,090	250	1,632
Mutual funds - Fixed income	1,247	—	—	1,247
Mutual funds - Domestic equity	550	—	—	550
Other	240	—	—	240
Total available-for-sale securities	4,853	1,093	250	6,196
Total Investments Measured at Fair Value on a Recurring Basis	$21,672	$2,091	$250	$24,013

As of December 31, 2014, approximately 95 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, four percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining one percent are Level 3 inputs. As of June 30, 2014, approximately 90 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, nine percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining one percent are Level 3 inputs. The Company had transfers from Level 1 to Level 2 in the amount of $87,000 due to securities being valued at the mean between bid and ask quotations at December 31, 2014, but at a quoted price at the prior period end. The Company recognizes transfers between levels at the end of each quarter.

In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $560,000 as of December 31, 2014, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In addition, the Company has investments in corporate debt securities of $382,000 as of December 31, 2014, categorized as Level 2, which the Company valued in accordance with the evaluated price supplied by an independent pricing service or valued using the mean between the last reported bid ask quotation.

The corporate debt in Level 3 is valued based on review of similarly structured issuances in similar jurisdictions. At December 31, 2014, the Level 3 corporate debt is valued at cost, which approximates fair value as a result of the Company’s review of similar structured issuances in similar jurisdictions.
The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the six months ended December 31, 2014, and December 31, 2013:

	Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	December 31, 2014	December 31, 2013
(dollars in thousands)	Corporate Debt	Common Stock - International	Corporate Debt	Other
Beginning Balance	$250	$95	$—	$163
Return of capital/principal payments received	(12)	—	—	—
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	—	—	—	—
Included in other comprehensive income	—	(1)	—	(6)
Purchases	—	—	250	97
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending Balance	$238	$94	$250	$254

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

Included in other income for the three and six months ending December 31, 2013, is a loss of $8,000 and $15,000, respectively, from the Company's interest in Galileo, accounted for under the equity method of accounting.

NOTE 5. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management.

The advisory agreement for the equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and six months ended December 31, 2014, the Company realized a decrease in its base advisory fee of $247,000 and $430,000, respectively. For the corresponding periods in fiscal year 2013, base advisory fees were adjusted downward by $286,000 and $419,000, respectively.

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through December 2015. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for the three and six months ended December 31, 2014, were $337,000 and $614,000, respectively, compared with $893,000 and $1,748,000, respectively, for the corresponding periods in the prior fiscal year.

Prior to the U.S. Treasury Securities Cash Fund liquidation and the U.S. Government Securities Savings Fund conversion, the Company voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the Government Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). The above waived fees include for the three and six months ended December 31, 2013, total fees waived and/or expenses reimbursed as a result of this agreement were $249,000 and $584,000, respectively.

The Company may recapture any fees waived and/or expenses reimbursed to maintain the Minimum Yield within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement. Thus, $510,000 of the waiver for the Government Fund is recoverable by the Company through December 31, 2015; and $498,000 through December 31, 2016.

The Company receives shareholder servicing fees based on the value of assets held through broker-dealer platforms.

Effective in December 2013, administrative service fees paid to the Company changed from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each fund, based on average daily net assets, plus $10,000 per fund per year. Effective November 1, 2014, the per fund fee changed to $7,000 per year.

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

The Company provides advisory services for two offshore clients and received monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. Another offshore fund had liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $32,000 and $79,000, respectively, for the three and six months ended December 31, 2014, and $53,000 and $105,000, respectively, for the corresponding periods in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.

NOTE 6. BORROWINGS

As of December 31, 2014, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a 1-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of December 31, 2014, this credit facility remained unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.005 per share is authorized through March 31, 2015, and will be reviewed by the board quarterly.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase authorization ended on December 31, 2013. On December 12, 2013, and December 10, 2014, the Board of Directors renewed the repurchase program for calendar year 2014 and 2015, respectively. The total amount of shares that may be repurchased in 2015 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and six months ended December 31, 2014, the Company repurchased 50,212 and 67,005 class A shares using cash of $147,000 and $206,000, respectively. For the three and six months ended December 31, 2013, the Company repurchased 28,227 and 41,446 class A shares using cash of $73,000 and $110,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options outstanding and exercisable at December 31, 2014, were 22,000 at a weighted average exercise price of $18.72. There were no options granted, exercised or forfeited for the six months ended December 31, 2014.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three and six months ended December 31, 2014. Stock-based compensation expense for the three and six months ended December 31, 2013, was $1,000 and $1,000, respectively. As of December 31, 2014, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods. As of December 31, 2013, there was approximately $7,000 of total unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Net loss
Loss from continuing operations	$(931)	$(967)	$(841)	$(958)
Less: Income attributable to non-controlling interest in subsidiary	39	—	1	—
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(970)	(967)	(842)	(958)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	—	(236)	—	(207)
Net loss attributable to U.S. Global Investors, Inc.	$(970)	$(1,203)	$(842)	$(1,165)

Weighted average number of outstanding shares
Basic	15,419,309	15,471,816	15,409,292	15,472,370
Effect of dilutive securities
Employee stock options	—	—	—	—
Diluted	15,419,309	15,471,816	15,409,292	15,472,370

Loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.06)	$(0.06)	$(0.05)	$(0.06)
Loss from discontinued operations	$0.00	$(0.02)	$0.00	(0.02)
Net loss attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.08)	$(0.05)	$(0.08)
Diluted
Loss from continuing operations	$(0.06)	$(0.06)	$(0.05)	$(0.06)
Loss from discontinued operations	$0.00	$(0.02)	$0.00	$(0.02)
Net loss attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.08)	$(0.05)	$(0.08)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2014, 22,000 options were excluded from diluted EPS compared to 29,000 options excluded for the corresponding periods in 2013.

During the three and six months ended December 31, 2014, and the three and six months ended December 31, 2013, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For federal income tax purposes at December 31, 2014, the Company has capital loss carryovers of approximately $226,000, expiring in fiscal year 2019. The Company also has charitable contribution carryovers of approximately $115,000, expiring in fiscal years 2018 - 2020. The Company has net operating loss carryovers of $767,000, expiring in fiscal year 2035. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At December 31, 2014, and June 30, 2014, a valuation allowance of $300,000 and $35,000, respectively, was included related to the charitable contribution carryover and the fiscal 2014 net operating loss carryover.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Six Months Ended December 31, 2014
Balance at June 30, 2014	$888	$18	$906
Other comprehensive loss before reclassifications	(1,287)	(96)	(1,383)
Tax effect	438	—	438
Amount reclassified from AOCI	(382)	—	(382)
Tax effect	130	—	130
Net other comprehensive loss for the six months ended December 31, 2014	(1,101)	(96)	(1,197)
Balance at December 31, 2014	$(213)	$(78)	$(291)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended December 31, 2014
Balance at September 30, 2014	$462	$(32)	$430
Other comprehensive loss before reclassifications	(937)	(46)	(983)
Tax effect	319	—	319
Amount reclassified from AOCI	(86)	—	(86)
Tax effect	29	—	29
Net other comprehensive loss for the three months ended December 31, 2014	(675)	(46)	(721)
Balance at December 31, 2014	$(213)	$(78)	$(291)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Six Months Ended December 31, 2013
Balance at June 30, 2013	$652	$—	$652
Other comprehensive loss before reclassifications	562	—	562
Tax effect	(191)	—	(191)
Amount reclassified from AOCI	(693)	—	(693)
Tax effect	236	—	236
Net other comprehensive loss for the six months ended December 31, 2013	(86)	—	(86)
Balance at December 31, 2013	$566	$—	$566

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended December 31, 2013
Balance at September 30, 2013	$453	$—	$453
Other comprehensive loss before reclassifications	(12)	—	(12)
Tax effect	4	—	4
Amount reclassified from AOCI	183	—	183
Tax effect	(62)	—	(62)
Net other comprehensive income for the three months ended December 31, 2013	113	—	113
Balance at December 31, 2013	$566	$—	$566

[1]	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF and offshore funds it manages, investment management services in Canada, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Six months ended December 31, 2014
Net operating revenues	$4,487	$1,181	$—	$5,668
Net other income	$—	$—	$273	$273
Income (loss) from continuing operations before income taxes	$(1,248)	$43	$270	$(935)
Depreciation and amortization	$126	$38	$—	$164
Capital expenditures	$40	$—	$—	$40
Gross identifiable assets at December 31, 2014	$7,515	$1,971	$24,110	$33,596
Deferred tax asset				$915
Consolidated total assets at December 31, 2014				$34,511
Six months ended December 31, 2013
Net operating revenues	$5,792	$—	$—	$5,792
Net other income	$—	$—	$1,094	$1,094
Income (loss) from continuing operations before income taxes	$(2,541)	$—	$1,094	$(1,447)
Loss from discontinued operations	$(236)	$—	$—	$(236)
Depreciation and amortization	$128	$—	$—	$128
Capital expenditures	$—	$—	$—	$—
Three months ended December 31, 2014
Net operating revenues	$1,852	$519	$—	$2,371
Net other income	$—	$—	$53	$53
Income (loss) from continuing operations before income taxes	$(864)	$(25)	$51	$(838)
Depreciation and amortization	$63	$18	$—	$81
Capital expenditures	$5	$—	$—	$5
Three months ended December 31, 2013
Net operating revenues	$2,740	$—	$—	$2,740
Net other income	$—	$—	$40	$40
Income (loss) from continuing operations before income taxes	$(1,464)	$—	$40	$(1,424)
Loss from discontinued operations	$(207)	$—	$—	$(207)
Depreciation and amortization	$64	$—	$—	$64
Capital expenditures	$—	$—	$—	$—

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

The Board has authorized a monthly dividend of $0.005 per share through March 31, 2015, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2015 is approximately $231,000.

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

There were no assets and liabilities related to the transfer agency business at December 31, 2014.

The components of loss from discontinued operations were as follows for the three and six months ended December 31, 2014, and 2013:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2014	2013	2014	2013
Operating revenue	$—	$540	$—	$227
Operating expenses	—	898	—	541
Loss from discontinued operations before income taxes	—	(358)	—	(314)
Income tax benefit	—	(122)	—	(107)
Loss from discontinued operations, net of tax	$—	$(236)	$—	$(207)

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

Investment Management Services

The Company generates operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF”) and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the SEC-registered funds managed by the Company can be found on the Company’s website, www.usfunds.com, including performance information for each USGIF fund for various time periods, assets under management as of the most recent month end and inception date of each fund.

SEC-registered mutual fund shareholders are not required to give advance notice prior to redemption of shares in the funds; however, the equity funds charge a redemption fee if the fund shares have been held for less than the applicable periods of time set forth in the funds’ prospectuses. The fixed income funds do not charge a redemption fee. Detailed information about redemption fees can be found in the funds’ prospectuses, which are available on the Company’s website, www.usfunds.com.

The Company provided advisory services for two offshore clients and received monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. Another offshore fund had liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $32,000 and $79,000 for the three and six months ended December 31, 2014, and $53,000 and $105,000 for the corresponding periods in fiscal 2014. Frank Holmes, CEO, serves as a director of the offshore clients.

At December 31, 2014, total assets under management as of period-end, including SEC-registered funds and offshore clients, were $670.9 million versus $972.1 million at December 31, 2013, a decrease of 31.0 percent. During the six months ended December 31, 2014, average assets under management were $827.5 million versus $1.2 billion during the six months ended December 31, 2013. Total assets under management as of period-end at December 31, 2014, were $670.9 million versus $965.9 million at June 30, 2014, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and six months ended December 31, 2014, and 2013:

	Three Months Ended December 31, 2014
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$670,893	$135,174	$806,067
Market appreciation (depreciation)	(114,202)	269	(113,933)
Dividends and distributions	(10,590)	(406)	(10,996)
Net shareholder (redemptions) purchases	(40,093)	18,614	(21,479)
Ending Balance	$506,008	$153,651	$659,659

Average investment management fee	0.95%	0.00%	0.76%
Average net assets	$582,044	$144,488	$726,532

	Three Months Ended December 31, 2013
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$898,486	$267,003	$1,165,489
Market appreciation (depreciation)	(27,804)	722	(27,082)
Dividends and distributions	(20,287)	(401)	(20,688)
Net shareholder redemptions	(32,366)	(130,213)	(162,579)
Ending Balance	$818,029	$137,111	$955,140

Average investment management fee	0.94%	0.00%	0.75%
Average net assets	$860,075	$232,322	$1,092,397

	Six Months Ended December 31, 2014
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$815,368	$130,560	$945,928
Market appreciation (depreciation)	(226,037)	492	(225,545)
Dividends and distributions	(10,590)	(833)	(11,423)
Net shareholder (redemptions) purchases	(72,733)	23,432	(49,301)
Ending Balance	$506,008	$153,651	$659,659

Average investment management fee	0.97%	0.00%	0.80%
Average net assets	$673,792	$138,245	$812,037

	Six Months Ended December 31, 2013
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	43,379	863	44,242
Dividends and distributions	(20,287)	(845)	(21,132)
Net shareholder redemptions	(62,365)	(146,051)	(208,416)
Ending Balance	$818,029	$137,111	$955,140

Average investment management fee	0.95%	0.00%	0.74%
Average net assets	$877,243	$255,450	$1,132,693

As shown above, period-end assets under management were lower at December 31, 2014, compared to December 31, 2013. Also, average net assets for the three- and six-month period in the current fiscal year were lower than the same periods in the previous fiscal year. Net shareholder redemptions and market depreciation resulted in an overall decrease in net assets.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 76 basis points in the second quarter of fiscal 2015 and 75 basis points in the same period in fiscal 2014. The average investment management fee for the fixed income funds was nil for the periods. This is due to fee waivers on these funds as discussed in Note 5 to the financial statements.

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

At December 31, 2014, total Galileo assets under management were $168.5 million versus $267.2 million at June 30, 2014, the Company’s prior fiscal year end. During the six months ended December 31, 2014, average assets under management were $214.9 million.

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

As of December 31, 2014, the Company held investments with a fair value of approximately $21.6 million and a cost basis of approximately $22.7 million. In addition, the Company held other investments of $2.4 million . Total investments are approximately 69.5 percent of the Company’s total assets. See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.

RESULTS OF OPERATIONS – Three months ended December 31, 2014, and 2013

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $842,000 ($0.05 per share loss) for the three months ended December 31, 2014, compared with net loss of $1,165,000 ($0.08 per share loss) for the three months ended December 31, 2013, a decrease of $323,000, or 27.7 percent.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2014, decreased $369,000, or 13.5 percent, compared with the three months ended December 31, 2013. This decrease was primarily attributable to the following:

•
Mutual fund advisory fees decreased by $131,000, or 7.2 percent, as a result of decreased fees due to lower assets under management, offset by lower performance fee adjustments and by the consolidation of Galileo revenue in fiscal 2015. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Base management fees decreased $170,000. The addition of the Galileo advisory fees revenue was an increase of $519,000, offset by a reduction of $689,000 primarily as a result of lower assets under management in the USGIF funds due to market depreciation and shareholder redemptions.

•	Performance fee adjustments paid out in the current period decreased $39,000 versus the corresponding period in the prior year.

•
Distribution fee revenue and shareholder services fee revenue decreased by $150,000 and $73,000, or 29.7 percent and 31.6 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2014, decreased $942,000, or 22.4 percent, compared with the three months ended December 31, 2013. This was largely attributable to the following:

•
Employee compensation and benefits decreased by $325,000, or 17.4 percent, primarily as a result of lower performance-based bonuses and fewer employees, offset by increases due to the consolidation of Galileo expenses of $144,000 in the current year.

•
General and administrative expenses decreased $582,000, or 36.3 percent, primarily due to higher fund reimbursements and fund restructuring costs in the prior year, offset somewhat by the consolidation of Galileo expenses of $171,000 in the current year.

•
Platform fees, however, increased $67,000, or 14.8 percent, primarily due to consolidation of Galileo expenses of $211,000, offset by a decrease in platform fees for the USGIF funds due to lower assets held through broker-dealer platforms.

Discontinued Operations

Total loss on discontinued operations for the three months ended December 31, 2013, was $207,000, due to the transition of the transfer agency to a third party.

RESULTS OF OPERATIONS – Six months ended December 31, 2014, and 2013

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $970,000 ($0.06 per share loss) for the six months ended December 31, 2014, compared with net loss of $1,203,000 ($0.08 per share loss) for the six months ended December 31, 2013, a decrease of $233,000, or 19.4 percent.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2014, decreased $124,000, or 2.1 percent, compared with the six months ended December 31, 2013. This decrease was primarily attributable to the following:

•
Mutual fund advisory fees increased by $199,000, or 5.1 percent, as a result of Galileo revenue being consolidated in fiscal 2015, offset by decreased fees due to lower assets under management. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Base management fees increased $210,000. The addition of the Galileo advisory fees revenue was an increase of$1.18 million, but was offset by a reduction of $970,000 primarily as a result of lower assets under management in the USGIF funds due to market depreciation and shareholder redemptions.

•	Performance fee adjustments paid out in the current period increased $11,000 versus the corresponding period in the prior year.

•
Distribution fee revenue and shareholder services fee revenue decreased by $217,000 and $128,000, or 20.9 percent and 26.0 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2014, decreased $1,457,000, or 17.5 percent, compared with the six months ended December 31, 2013. This was largely attributable to the following:

•
Employee compensation and benefits decreased by $630,000, or 16.8 percent, primarily as a result of lower performance-based bonuses and fewer employees, offset by increases due to the consolidation of Galileo expenses of $297,000 in the current year.

•
General and administrative expenses decreased $944,000, or 30.0 percent, primarily due to higher fund reimbursements and fund restructuring costs in the prior year, offset somewhat by the consolidation of Galileo expenses of $316,000 in the current year.

•
Platform fees, however, increased $238,000, or 24.8 percent, primarily due to consolidation of Galileo expenses of $487,000, offset by a decrease in platform fees for the USGIF funds due to lower assets held through broker-dealer platforms.

Other Income

Total consolidated other income for the six months ended December 31, 2014, decreased $821,000, or 75.0 percent, compared with the six months ended December 31, 2013. This was largely attributable to a decrease in realized gains on sales of available-for-sale securities and unrealized losses on trading securities in the current year.

Discontinued Operations

Total loss on discontinued operations for the six months ended December 31, 2013, was $236,000, due to the transition of the transfer agency to a third party.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, the Company had net working capital (current assets minus current liabilities) of approximately $22.3 million and a current ratio (current assets divided by current liabilities) of 14.8 to 1. With approximately $4.3 million in cash and cash equivalents and approximately $21.6 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $32.3 million, with cash, cash equivalents, and marketable securities comprising 74.8 percent of total assets.

As of December 31, 2014, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of December 31, 2014, this credit facility remained unutilized by the Company.

Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs or capital necessary for operating activities and allow the Company to take advantage of investment opportunities whenever available.

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

The table below summarizes the Company’s price risks as of December 31, 2014, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities[1]	$17,015	25% increase	$21,269	$2,808
		25% decrease	$12,761	$(2,808)
Available-for-sale[2]	$4,547	25% increase	$5,684	$750
		25% decrease	$3,410	$(750)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2014.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.    RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2014. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-14 to 07-31-14	6,700	$23	$3.52	6,700	$2,548
08-01-14 to 08-31-14	4,800	17	3.55	4,800	2,531
09-01-14 to 09-30-14	5,293	19	3.52	5,293	2,512
10-01-14 to 10-31-14	12,359	39	3.10	12,359	2,473
11-01-14 to 11-30-14	14,531	41	2.83	14,531	2,432
12-01-14 to 12-31-14	23,322	67	2.88	23,322	See Note 3
Total	67,005	$206	$3.07	67,005

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

[3]
The repurchase plan was approved on December 7, 2012, renewed December 12, 2013, and renewed on December 10, 2014, and will continue through calendar year 2015. The total amount of shares that may be repurchased in 2015 under the renewed program is $2.75 million.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	February 10, 2015	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 10, 2015	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer