Form 10-Q
period 2015-03-31
U S GLOBAL INVESTORS INC
filed 2015-05-14
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

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
YES [ ]                                NO [X]
On May 5, 2015, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and 13,312,314 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
Assets	(UNAUDITED)
(dollars in thousands)
Current Assets
Cash and cash equivalents	$3,671	$5,910
Trading securities, at fair value	16,443	17,817
Receivables	1,900	2,513
Prepaid expenses	499	525
Deferred tax asset	213	51
Total Current Assets	22,726	26,816
Net Property and Equipment	2,804	3,024
Other Assets
Deferred tax asset, long term	709	298
Investment securities available-for-sale, at fair value	4,303	6,196
Other investments	2,413	1,413
Intangible assets, net	52	86
Other assets, long term	11	13
Total Other Assets	7,488	8,006
Total Assets	$33,018	$37,846
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$185	$219
Accrued compensation and related costs	444	581
Dividends payable	231	232
Other accrued expenses	733	1,064
Total liabilities held related to discontinued operations	—	47
Total Current Liabilities	1,593	2,143
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,421 and 13,866,361 shares at March 31, 2015, and June 30, 2014, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 and 2,069,187 shares at March 31, 2015, and June 30, 2014, respectively	52	52
Additional paid-in-capital	15,690	15,669
Treasury stock, class A shares at cost; 557,555 and 501,518 shares at March 31, 2015, and June 30, 2014, respectively	(1,467)	(1,280)
Accumulated other comprehensive income (loss), net of tax	(462)	906
Retained earnings	16,706	19,376
Total U.S. Global Investors, Inc. Shareholders' Equity	30,866	35,070
Non-Controlling Interest in Subsidiary	559	633
Total Shareholders' Equity	31,425	35,703
Total Liabilities and Shareholders’ Equity	$33,018	$37,846

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Operating Revenues
Mutual fund advisory fees	$5,359	$5,737	$1,248	$1,826
Distribution fees	1,118	1,510	299	474
Shareholder services fees	507	721	143	229
Administrative services fees	516	566	141	213
	7,500	8,534	1,831	2,742
Operating Expenses
Employee compensation and benefits	4,512	5,277	1,389	1,524
General and administrative	3,248	4,140	1,048	996
Platform fees	1,634	1,381	435	420
Advertising	286	505	96	155
Depreciation and amortization	246	187	81	62
	9,926	11,490	3,049	3,157
Operating Loss	(2,426)	(2,956)	(1,218)	(415)
Other Income
Investment income	522	1,482	249	373
Equity in earnings of Galileo	—	15	—	30
	522	1,497	249	403
Loss from Continuing Operations Before Income Taxes	(1,904)	(1,459)	(969)	(12)
Provision for Federal Income Taxes
Tax expense (benefit)	21	(466)	25	14
Loss from Continuing Operations	(1,925)	(993)	(994)	(26)
Discontinued Operations (Note 13)
Loss from operations of discontinued transfer agent	—	(361)	—	(3)
Tax benefit	—	(123)	—	(1)
Loss from Discontinued Operations	—	(238)	—	(2)
Net Loss	(1,925)	(1,231)	(994)	(28)
Less: Net Income Attributable to Non-Controlling Interest	53	—	13	—
Net Loss Attributable to U.S. Global Investors, Inc.	$(1,978)	$(1,231)	$(1,007)	$(28)
Basic Net Loss per Share
Loss from continuing operations	$(0.13)	$(0.06)	$(0.07)	$—
Loss from discontinued operations	$—	$(0.02)	$—	$—
Net loss	$(0.13)	$(0.08)	$(0.07)	$—
Diluted Net Loss per Share
Loss from continuing operations	$(0.13)	$(0.06)	$(0.07)	$—
Loss from discontinued operations	$—	$(0.02)	$—	$—
Net loss	$(0.13)	$(0.08)	$(0.07)	$—

Basic weighted average number of common shares outstanding	15,406,189	15,466,280	15,379,365	15,454,932
Diluted weighted average number of common shares outstanding	15,406,189	15,466,280	15,379,365	15,454,932

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands)	Nine Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Net Loss Attributable to U.S. Global Investors, Inc.	$(1,978)	$(1,231)	$(1,007)	$(28)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(862)	750	(13)	380
Less: reclassification adjustment for gains/losses included in net income	(321)	(657)	(69)	(201)
Net change from available-for-sale investments, net of tax	(1,183)	93	(82)	179
Foreign currency translation adjustment	(285)	—	(136)	—
Other Comprehensive Income (Loss)	(1,468)	93	(218)	179
Comprehensive Income (Loss)	(3,446)	(1,138)	(1,225)	151
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(100)	—	(48)	—
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$(3,346)	$(1,138)	$(1,177)	$151

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Nine Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,925)	$(1,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246	191
Net loss on disposal of property and equipment	26	25
Net recognized gain on securities	(483)	(828)
Net income from equity method investment	—	(15)
Provision for deferred taxes	37	430
Stock bonuses	9	8
Stock-based compensation expense	—	1
Changes in operating assets and liabilities:
Accounts receivable	570	(973)
Prepaid expenses	21	4
Trading securities	1,371	(14,056)
Accounts payable and accrued expenses	(510)	(269)
Total adjustments	1,287	(15,482)
Net cash used in operating activities	(638)	(16,713)
Cash Flows from Investing Activities:
Purchase of property and equipment	(40)	—
Purchase of available-for-sale securities	(186)	(1,055)
Purchase of other investments	(1,000)	(160)
Proceeds on sale of available-for-sale securities	754	4,736
Proceeds from return of capital and principal payments on investments	19	43
Net cash provided by (used in) investing activities	(453)	3,564
Cash Flows from Financing Activities:
Issuance of common stock	91	122
Repurchases of common stock	(266)	(230)
Distributions to non-controlling interest in subsidiary	(27)	—
Dividends paid	(693)	(696)
Net cash used in financing activities	(895)	(804)
Effect of exchange rate changes on cash and cash equivalents	(253)	—
Net decrease in cash and cash equivalents	(2,239)	(13,953)
Beginning cash and cash equivalents	5,910	18,085
Ending cash and cash equivalents	$3,671	$4,132

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$—	$—

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2015, are not necessarily indicative of the results to be expected for the entire year.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the available transition methods.
NOTE 2. INVESTMENTS

As of March 31, 2015, the Company held investments with a fair value of approximately $20.7 million and a cost basis of approximately $22.0 million. In addition, the Company held other investments of $2.4 million. Total investments are approximately 70.1 percent of the Company’s total assets. On March 31, 2015, the Company had $17.5 million and $465,000 at fair value invested in USGIF and an offshore fund the Company advises, respectively. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities.”

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

Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. These investments are accounted for under the cost method of accounting and evaluated for impairment.

The Company considers many factors in determining impairment, including the severity and duration of the decline in value below cost, the Company’s interest and ability to hold the security for a period of time sufficient for an anticipated recovery in value, and the financial condition and specific events related to the issuer. When an impairment of a security is determined to be other-than-temporary, the impairment is recognized in earnings.

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
The following details the components of the Company’s investments recorded as fair value as of March 31, 2015, and June 30, 2014.

	March 31, 2015
		Gross Unrealized
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(719)	$465
Mutual funds - Fixed income	15,441	140	(1)	15,580
Mutual funds - Domestic equity	535	—	(137)	398
Other	81	—	(81)	—
Total trading securities	$17,241	$140	$(938)	$16,443

Available-for-sale securities [2]
Common stock - Domestic	$575	$367	$(13)	$929
Common stock - International	652	219	(32)	839
Corporate debt	1,582	—	(912)	670
Mutual funds - Fixed income	1,228	14	(13)	1,229
Mutual funds - Domestic equity	543	—	(75)	468
Other	170	3	(5)	168
Total available-for-sale securities [3]	$4,750	$603	$(1,050)	$4,303

	June 30, 2014
		Gross Unrealized
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(186)	$998
Mutual funds - Fixed income	16,241	92	—	16,333
Mutual funds - Domestic equity	535	—	(76)	459
Other	107	—	(80)	27
Total trading securities	$18,067	$92	$(342)	$17,817

Available-for-sale securities [2]
Common stock - Domestic	$535	$586	$(3)	$1,118
Common stock - International	607	802	—	1,409
Corporate debt	1,706	—	(74)	1,632
Mutual funds - Fixed income	1,228	21	(2)	1,247
Mutual funds - Domestic equity	543	7	—	550
Other	232	9	(1)	240
Total available-for-sale securities [3]	$4,851	$1,425	$(80)	$6,196

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

[3]
Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of March 31, 2015, are $(447) and $(295), respectively, and as of June 30, 2014, are $1,345 and $888, respectively.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$45	$(3)	$98	$(10)	$143	$(13)
Common stock - International	75	(18)	42	(14)	117	(32)
Corporate debt	425	(912)	—	—	425	(912)
Mutual funds - Fixed income	166	(10)	50	(3)	216	(13)
Mutual funds - Domestic equity	467	(75)	—	—	467	(75)
Other	9	(5)	—	—	9	(5)
Total available-for-sale securities	$1,187	$(1,023)	$190	$(27)	$1,377	$(1,050)

	June 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$125	$(3)	$—	$—	$125	$(3)
Corporate debt	1,382	(74)	—	—	1,382	(74)
Mutual funds - Fixed income	151	(2)	—	—	151	(2)
Other	118	(1)	—	—	118	(1)
Total available-for-sale securities	$1,776	$(80)	$—	$—	$1,776	$(80)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

(dollars in thousands)	Nine Months Ended March 31,		Three Months Ended March 31,
Investment Income (Loss)	2015	2014	2015	2014
Realized gains on sales of available-for-sale securities	$591	$999	$209	$307
Realized gains (losses) on sales of trading securities	(3)	(168)	3	—
Unrealized gains (losses) on trading securities	(548)	284	(21)	5
Realized foreign currency gains	82	6	58	2
Other-than-temporary declines in available-for sale securities	(105)	(3)	(105)	(3)
Dividend and interest income	505	364	105	62
Total Investment Income	$522	$1,482	$249	$373

Included in investment income were other-than temporary declines in value on available-for-sale corporate debt securities of approximately $105,000 for the three and nine months ended March 31, 2015. The impairment loss resulted from the issuers defaulting on scheduled payments. One security with a cost basis of $44,000 was written down to its fair value of $15,000. Another security, which has resumed interest payments, was written down to the net present value of estimated cash flows. This security had a cost basis of $310,000 and was written down to $234,000. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company's ability to hold the investment until recovery.

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities are valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, the Company reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer's financial condition. Debt securities that are not valued by an independent pricing service are valued based on review of similarly structured issuances in similar jurisdictions, when possible, or based on other traded debt securities issued by the issuer. The Company also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. Securities for which market quotations are not readily available are valued at their fair value as determined by the portfolio management team. The portfolio management team includes representatives from the investment, accounting and legal/compliance departments. The portfolio management team meets periodically to consider a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the board of directors.

Prior to March 31, 2014, the Company classified investments that were valued using the mean between the last reported bid ask quotation as Level 1 investments. The Company has determined that it is reasonable to classify these securities as Level 2 investments. This reclassification does not affect balance sheet presentation, net income or earnings per share.

The following presents fair value measurements, as of March 31, 2015, and June 30, 2014, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	Fair Value Measurement using
	March 31, 2015
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$465	$—	$465
Mutual funds - Fixed income	15,580	—	—	15,580
Mutual funds - Domestic equity	398	—	—	398
Other	—	—	—	—
Total trading securities	15,978	465	—	16,443

Available-for-sale securities
Common stock - Domestic	929	—	—	929
Common stock - International	839	1	—	840
Corporate debt	—	97	574	671
Mutual funds - Fixed income	1,229	—	—	1,229
Mutual funds - Domestic equity	467	—	—	467
Other	167	—	—	167
Total available-for-sale securities	3,631	98	574	4,303
Total Investments Measured at Fair Value on a Recurring Basis	$19,609	$563	$574	$20,746

	Fair Value Measurement using
	June 30, 2014
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$998	$—	$998
Mutual funds - Fixed income	16,333	—	—	16,333
Mutual funds - Domestic equity	459	—	—	459
Other	27	—	—	27
Total trading securities	16,819	998	—	17,817

Available-for-sale securities
Common stock - Domestic	1,118	—	—	1,118
Common stock - International	1,406	3	—	1,409
Corporate debt	292	1,090	250	1,632
Mutual funds - Fixed income	1,247	—	—	1,247
Mutual funds - Domestic equity	550	—	—	550
Other	240	—	—	240
Total available-for-sale securities	4,853	1,093	250	6,196
Total Investments Measured at Fair Value on a Recurring Basis	$21,672	$2,091	$250	$24,013

As of March 31, 2015, approximately 94 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, three percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining three percent are Level 3 inputs. As of June 30, 2014, approximately 90 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, nine percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining one percent are Level 3 inputs. The Company had transfers from Level 1 to Level 2 in the amount of $82,000 due to securities valued at the mean between bid and ask quotations at March 31, 2015, and which were valued at a quoted price at the prior period end. The Company had transfers from Level 2 to Level 3 in the amount of $343,000 due to securities being valued based on similarly structured issuances at March 31, 2015, and which were valued at a price supplied by an independent pricing service at the prior period end. The Company recognizes transfers between levels at the end of each quarter.

In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $465,000 as of March 31, 2015, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In addition, the Company has investments in corporate debt securities of $97,000 as of March 31, 2015, categorized as Level 2, which the Company valued in accordance with the evaluated price supplied by an independent pricing service or valued using the mean between the last reported bid ask quotation.

The corporate debt in Level 3 is valued based on review of similarly structured issuances in similar jurisdictions. At March 31, 2015, the Level 3 corporate debt is valued at cost, which approximates fair value as a result of the Company’s review of similar structured issuances in similar jurisdictions or valued based on traded issuances from the issuer.
The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the nine months ended March 31, 2015, and March 31, 2014:

	Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	March 31, 2015	March 31, 2014
(dollars in thousands)	Corporate Debt	Common Stock - International	Corporate Debt	Other
Beginning Balance	$250	$95	$—	$163
Return of capital/principal payments received	(19)	—	—	(43)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	—	—	—	—
Included in other comprehensive income	—	5	—	5
Purchases	—	—	250	160
Sales	—	—	—	—
Transfers into Level 3	343	—	—	—
Transfers out of Level 3	—	(100)	—	(285)
Ending Balance	$574	$—	$250	$—

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

Included in other income for the three and nine months ending March 31, 2014, is $30,000 and $15,000, respectively, from the Company's interest in Galileo, accounted for under the equity method of accounting.

NOTE 5. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management.

The advisory agreement for the equity funds provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and nine months ended March 31, 2015, the Company realized a decrease in its base advisory fee of $281,000 and $710,000, respectively. For the corresponding periods in fiscal year 2014, base advisory fees were adjusted downward by $214,000 and $632,000, respectively.

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2016. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for the three and nine months ended March 31, 2015, were $391,000 and $1,005,000, respectively, compared with $354,000 and $2,102,000, respectively, for the corresponding periods in the prior fiscal year.

Prior to the U.S. Treasury Securities Cash Fund liquidation and the U.S. Government Securities Savings Fund conversion, the Company voluntarily agreed to waive fees and/or reimburse the U.S. Treasury Securities Cash Fund and the Government Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). The above waived fees for the three and nine months ended March 31, 2014, include total fees waived and/or expenses reimbursed as a result of this agreement of $0 and $584,000, respectively.

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

As of March 31, 2015, the Company had $502,000 of receivables from USGIF included in the Consolidated Balance Sheets with “receivables”.

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

The Company provides advisory services for two offshore clients and received advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. Another offshore fund had liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $25,000 and $103,000, respectively, for the three and nine months ended March 31, 2015, and $42,000 and $147,000, respectively, for the corresponding periods in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.

Galileo provides advisory services for clients and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $413,000 and $1.59 million, respectively, for the three and nine months ended March 31, 2015.

NOTE 6. BORROWINGS

As of March 31, 2015, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility with a 1-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of March 31, 2015, this credit facility remained unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.005 per share is authorized through June 30, 2015, and will be reviewed by the board quarterly.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase authorization ended on December 31, 2013. On December 12, 2013, and December 10, 2014, the Board of Directors renewed the repurchase program for calendar year 2014 and 2015, respectively. The total amount of shares that may be repurchased in 2015 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2015, the Company repurchased 19,245 and 86,250 class A shares using cash of $60,000 and $266,000, respectively. For the three and nine months ended March 31, 2014, the Company repurchased 35,065 and 76,511 class A shares using cash of $121,000 and $230,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options outstanding and exercisable at March 31, 2015, were 22,000 at a weighted average exercise price of $18.72. There were no options granted, exercised or forfeited for the nine months ended March 31, 2015.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three and nine months ended March 31, 2015. Due to option forfeitures that occurred in the three months ended March 31, 2014, the Company reversed $1,000 of compensation expense recognized during the first six months of the fiscal year. Stock-based compensation expense for the nine months ended March 31, 2014, was $1,000. As of March 31, 2015, and March 31, 2014, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Net loss
Loss from continuing operations	$(1,925)	$(993)	$(994)	$(26)
Less: Income attributable to non-controlling interest in subsidiary	53	—	13	—
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(1,978)	(993)	(1,007)	(26)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	—	(238)	—	(2)
Net loss attributable to U.S. Global Investors, Inc.	$(1,978)	$(1,231)	$(1,007)	$(28)

Weighted average number of outstanding shares
Basic	15,406,189	15,466,280	15,379,365	15,454,932
Effect of dilutive securities
Employee stock options	—	—	—	—
Diluted	15,406,189	15,466,280	15,379,365	15,454,932

Loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.13)	$(0.06)	$(0.07)	$—
Loss from discontinued operations	$—	$(0.02)	$—	—
Net loss attributable to U.S. Global Investors, Inc.	$(0.13)	$(0.08)	$(0.07)	$—
Diluted
Loss from continuing operations	$(0.13)	$(0.06)	$(0.07)	$—
Loss from discontinued operations	$—	$(0.02)	$—	$—
Net loss attributable to U.S. Global Investors, Inc.	$(0.13)	$(0.08)	$(0.07)	$—

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2015, and the three and nine months ended March 31, 2014, 22,000 options were excluded from diluted EPS.

During the three and nine months ended March 31, 2015, and the three and nine months ended March 31, 2014, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its subsidiaries, except as noted, file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other-than-temporary impairments on available-for-sale securities, differences in tax and book accumulated depreciation and the difference in tax treatment of stock options.

For federal income tax purposes at March 31, 2015, the Company has charitable contribution carryovers of approximately $121,000, expiring in fiscal years 2018 - 2020. The Company has net operating loss carryovers of $1,946,000, expiring in fiscal year 2035. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At March 31, 2015, and June 30, 2014, a valuation allowance of $703,000 and $35,000, respectively, was included related to the charitable contribution carryover and the fiscal 2014 net operating loss carryover.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) ("AOCI") by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Nine Months Ended March 31, 2015
Balance at June 30, 2014	$888	$18	$906
Other comprehensive loss before reclassifications	(1,306)	(185)	(1,491)
Tax effect	444	—	444
Amount reclassified from AOCI	(486)	—	(486)
Tax effect	165	—	165
Net other comprehensive loss for the nine months ended March 31, 2015	(1,183)	(185)	(1,368)
Balance at March 31, 2015	$(295)	$(167)	$(462)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended March 31, 2015
Balance at December 31, 2014	$(213)	$(78)	$(291)
Other comprehensive loss before reclassifications	(20)	(89)	(109)
Tax effect	7	—	7
Amount reclassified from AOCI	(105)	—	(105)
Tax effect	36	—	36
Net other comprehensive loss for the three months ended March 31, 2015	(82)	(89)	(171)
Balance at March 31, 2015	$(295)	$(167)	$(462)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Nine Months Ended March 31, 2014
Balance at June 30, 2013	$652	$—	$652
Other comprehensive loss before reclassifications	1,137	—	1,137
Tax effect	(387)	—	(387)
Amount reclassified from AOCI	(996)	—	(996)
Tax effect	339	—	339
Net other comprehensive loss for the nine months ended March 31, 2014	93	—	93
Balance at March 31, 2014	$745	$—	$745

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended March 31, 2014
Balance at December 31, 2013	$566	$—	$566
Other comprehensive loss before reclassifications	575	—	575
Tax effect	(195)	—	(195)
Amount reclassified from AOCI	(304)	—	(304)
Tax effect	103	—	103
Net other comprehensive income for the three months ended March 31, 2014	179	—	179
Balance at March 31, 2014	$745	$—	$745

[1]	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF and offshore funds it manages, investment management services in Canada, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Nine months ended March 31, 2015
Net operating revenues	$5,906	$1,594	$—	$7,500
Net other income	$—	$—	$522	$522
Income (loss) from continuing operations before income taxes	$(2,422)	$3	$515	$(1,904)
Depreciation and amortization	$190	$56	$—	$246
Capital expenditures	$40	$—	$—	$40
Gross identifiable assets at March 31, 2015	$6,979	$1,790	$23,327	$32,096
Deferred tax asset				$922
Consolidated total assets at March 31, 2015				$33,018
Nine months ended March 31, 2014
Net operating revenues	$8,534	$—	$—	$8,534
Net other income	$—	$—	$1,497	$1,497
Income (loss) from continuing operations before income taxes	$(2,950)	$—	$1,491	$(1,459)
Loss from discontinued operations	$(238)	$—	$—	$(238)
Depreciation and amortization	$191	$—	$—	$191
Capital expenditures	$—	$—	$—	$—
Three months ended March 31, 2015
Net operating revenues	$1,418	$413	$—	$1,831
Net other income	$—	$—	$249	$249
Income (loss) from continuing operations before income taxes	$(1,175)	$(39)	$245	$(969)
Depreciation and amortization	$63	$18	$—	$81
Capital expenditures	$—	$—	$—	$—
Three months ended March 31, 2014
Net operating revenues	$2,742	$—	$—	$2,742
Net other income	$—	$—	$403	$403
Income (loss) from continuing operations before income taxes	$(409)	$—	$397	$(12)
Loss from discontinued operations	$(2)	$—	$—	$(2)
Depreciation and amortization	$62	$—	$—	$62
Capital expenditures	$—	$—	$—	$—

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

The Board has authorized a monthly dividend of $0.005 per share through June 30, 2015, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2015 is approximately $231,000.

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

There were no assets and liabilities related to the transfer agency business at March 31, 2015.

The components of loss from discontinued operations were as follows for the three and nine months ended March 31, 2015, and 2014:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2015	2014	2015	2014
Operating revenue	$—	$528	$—	$(12)
Operating expenses	—	889	—	(9)
Loss from discontinued operations before income taxes	—	(361)	—	(3)
Income tax benefit	—	(123)	—	(1)
Loss from discontinued operations, net of tax	$—	$(238)	$—	$(2)

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

BUSINESS SEGMENTS

The Company, with principal operations located in San Antonio, Texas, manages three business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors; (2) the Company, through its Canadian subsidiary, owns a 65% controlling interest in Galileo Global Equity Advisors Inc. ("Galileo"), which offers investment management products and services in Canada; and (3) the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company’s three business segments.

Investment Management Services

The Company generates operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF”) and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the SEC-registered funds managed by the Company can be found on the Company’s website, www.usfunds.com, including performance information for each USGIF fund for various time periods, assets under management as of the most recent quarter end and inception date of each fund.

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

The Company provided advisory services for two offshore clients and received advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. Another offshore fund had liquidated in November 2013. The Company recorded advisory and performance fees from these clients totaling $25,000 and $103,000, respectively, for the three and nine months ended March 31, 2015, and $42,000 and $147,000, respectively, for the corresponding periods in fiscal 2014. Frank Holmes, CEO, serves as a director of the offshore clients.

At March 31, 2015, total assets under management as of period-end, including SEC-registered funds and offshore clients, were $632.0 million versus $959.0 million at March 31, 2014, a decrease of 34.1 percent. During the nine months ended March 31, 2015, average assets under management were $773.5 million versus $1.1 billion during the nine months ended March 31, 2014. Total assets under management as of period-end at March 31, 2015, were $632.0 million versus $965.9 million at June 30, 2014, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for the SEC-registered funds for the three and nine months ended March 31, 2015, and 2014:

	Three Months Ended March 31, 2015
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$506,008	$153,651	$659,659
Market appreciation (depreciation)	(28,435)	409	(28,026)
Dividends and distributions	—	(412)	(412)
Net shareholder (redemptions) purchases	(14,951)	4,197	(10,754)
Ending Balance	$462,622	$157,845	$620,467

Average investment management fee	0.89%	0.00%	0.68%
Average net assets	$496,904	$154,163	$651,067

	Three Months Ended March 31, 2014
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$818,029	$137,111	$955,140
Market appreciation	20,767	831	21,598
Dividends and distributions	—	(466)	(466)
Net shareholder redemptions	(31,307)	(3,028)	(34,335)
Ending Balance	$807,489	$134,448	$941,937

Average investment management fee	0.98%	0.00%	0.84%
Average net assets	$826,463	$135,022	$961,485

	Nine Months Ended March 31, 2015
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$815,368	$130,560	$945,928
Market appreciation (depreciation)	(254,472)	902	(253,570)
Dividends and distributions	(10,590)	(1,245)	(11,835)
Net shareholder (redemptions) purchases	(87,684)	27,628	(60,056)
Ending Balance	$462,622	$157,845	$620,467

Average investment management fee	0.95%	0.00%	0.77%
Average net assets	$615,690	$143,474	$759,164

	Nine Months Ended March 31, 2014
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	64,147	1,694	65,841
Dividends and distributions	(20,287)	(1,312)	(21,599)
Net shareholder redemptions	(93,673)	(149,078)	(242,751)
Ending Balance	$807,489	$134,448	$941,937

Average investment management fee	0.96%	0.00%	0.77%
Average net assets	$860,563	$215,893	$1,076,456

As shown above, period-end assets under management were lower at March 31, 2015, compared to March 31, 2014. Also, average net assets for the three- and nine-month period in the current fiscal year were lower than the same periods in the previous fiscal year. Net shareholder redemptions and market depreciation resulted in an overall decrease in net assets.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 68 basis points in the third quarter of fiscal 2015 and 84 basis points in the same period in fiscal 2014. The average investment management fee for the equity funds in the third quarter of fiscal 2015 year was 89 basis points.The average investment management fee for the fixed income funds was nil for the periods. This is due to fee waivers on these funds as discussed in Note 5 to the financial statements.

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

At March 31, 2015, total Galileo assets under management were $153.1 million versus $267.2 million at June 30, 2014, the Company’s prior fiscal year end. During the nine months ended March 31, 2015, average assets under management were $195.2 million.

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

As of March 31, 2015, the Company held investments with a fair value of approximately $20.7 million and a cost basis of approximately $22.0 million. In addition, the Company held other investments of $2.4 million. Total investments are approximately 70.1 percent of the Company’s total assets. See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2015, and 2014

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $1,007,000 ($0.07 per share loss) for the three months ended March 31, 2015, compared with net loss of $28,000 ($0.00 per share loss) for the three months ended March 31, 2014, an increase in loss of $979,000, or 3,496.4 percent.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2015, decreased $911,000, or 33.2 percent, compared with the three months ended March 31, 2014. This decrease was primarily attributable to the following:

•
Mutual fund advisory fees decreased by $578,000, or 31.7 percent, as a result of decreased fees due to lower assets under management and higher performance fee adjustments offset by the consolidation of Galileo revenue in fiscal 2015. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Base management fees decreased $511,000. Base fees decreased $924,000 primarily as a result of lower assets under management in the USGIF funds due to market depreciation and shareholder redemptions, somewhat offset by the addition of the Galileo advisory fees revenue of $413,000.

•	Performance fee adjustments paid out in the current period increased $67,000 versus the corresponding period in the prior year.

•
Distribution fee revenue and shareholder services fee revenue decreased by $175,000 and $86,000, or 36.9 percent and 37.6 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2015, decreased $108,000, or 3.4 percent, compared with the three months ended March 31, 2014. This was largely attributable to the following:

•
Employee compensation and benefits decreased by $135,000, or 8.9 percent, primarily as a result of lower performance-based bonuses and fewer employees, offset by increases due to the consolidation of Galileo expenses of $132,000 in the current year.

RESULTS OF OPERATIONS – Nine months ended March 31, 2015, and 2014

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $1,978,000 ($0.13 per share loss) for the nine months ended March 31, 2015, compared with net loss of $1,231,000 ($0.08 per share loss) for the nine months ended March 31, 2014, an increase in loss of $747,000, or 60.7 percent.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2015, decreased $1,034,000, or 12.1 percent, compared with the nine months ended March 31, 2014. This decrease was primarily attributable to the following:

•
Mutual fund advisory fees decreased by $378,000, or 6.6 percent, as a result of decreased fees due to lower assets under management, offset by Galileo revenue being consolidated in fiscal 2015. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Base management fees decreased $300,000. Base management fees decreased $1.89 million primarily as a result of lower assets under management in the USGIF funds due to market depreciation and shareholder redemptions, somewhat offset by the addition of the Galileo advisory fees revenue of $1.59 million.

•	Performance fee adjustments paid out in the current period increased $78,000 versus the corresponding period in the prior year.

•
Distribution fee revenue and shareholder services fee revenue decreased by $392,000 and $214,000, or 26.0 percent and 29.7 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2015, decreased $1,564,000, or 13.6 percent, compared with the nine months ended March 31, 2014. This was largely attributable to the following:

•
Employee compensation and benefits decreased by $765,000, or 14.5 percent, primarily as a result of lower performance-based bonuses and fewer employees, offset by increases due to the consolidation of Galileo expenses of $429,000 in the current year.

•
General and administrative expenses decreased $892,000, or 21.5 percent, primarily due to higher fund reimbursements and fund restructuring costs in the prior year, offset somewhat by the consolidation of Galileo expenses of $453,000 in the current year.

•
Platform fees, however, increased $253,000, or 18.3 percent, primarily due to consolidation of Galileo expenses of $653,000, offset by a decrease in platform fees for the USGIF funds due to lower assets held through broker-dealer platforms.

Other Income

Total consolidated other income for the nine months ended March 31, 2015, decreased $975,000, or 65.1 percent, compared with the nine months ended March 31, 2014. This was largely attributable to a decrease in realized gains on sales of available-for-sale securities and unrealized losses on trading securities in the current year.

Discontinued Operations

Total loss on discontinued operations for the nine months ended March 31, 2014, was $238,000, due to the transition of the transfer agency to a third party.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, the Company had net working capital (current assets minus current liabilities) of approximately $21.1 million and a current ratio (current assets divided by current liabilities) of 14.3 to 1. With approximately $3.7 million in cash and cash equivalents and approximately $20.7 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $30.9 million, with cash, cash equivalents, and marketable securities comprising 74.0 percent of total assets.

As of March 31, 2015, the Company has no long-term liabilities. The Company has access to a $1 million credit facility with a one-year maturity for working capital purposes. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of March 31, 2015, this credit facility remained unutilized by the Company.

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

The table below summarizes the Company’s price risks as of March 31, 2015, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities[1]	$16,443	25% increase	$20,554	$2,713
		25% decrease	$12,332	$(2,713)
Available-for-sale[2]	$4,303	25% increase	$5,379	$710
		25% decrease	$3,227	$(710)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.    RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2014. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-14 to 07-31-14	6,700	$23	$3.52	6,700	$2,548
08-01-14 to 08-31-14	4,800	17	3.55	4,800	2,531
09-01-14 to 09-30-14	5,293	19	3.52	5,293	2,512
10-01-14 to 10-31-14	12,359	39	3.10	12,359	2,473
11-01-14 to 11-30-14	14,531	41	2.83	14,531	2,432
12-01-14 to 12-31-14	23,322	67	2.88	23,322	See Note 3
01-01-15 to 01-31-15	7,605	24	3.10	7,605	2,726
02-01-15 to 02-28-15	4,740	15	3.25	4,740	2,711
03-01-15 to 03-31-15	6,900	21	3.09	6,900	2,690
Total	86,250	$266	$3.09	86,250

[1]
The Board of Directors of the company approved on December 7, 2012, and renewed on December 12, 2013, and December 10, 2014, a repurchase of up to $2.75 million, in each of calendar years 2013, 2014, and 2015, respectively, of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

[2]	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.

[3]
The repurchase plan was approved on December 7, 2012, and renewed on December 12, 2013, and December 10, 2014, and will continue through calendar year 2015. The total amount of shares that may be repurchased in 2015 under the renewed program is $2.75 million.

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

https://www.facebook.com/USFunds
https://twitter.com/USFunds

Information contained on the Company’s website or on social media channels is not deemed part of this report.

ITEM 6.    EXHIBITS

1. Exhibits –
14.02	Code of Ethics, adopted June 28, 1989, and amended March 2, 2015, included herein.
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	May 14, 2015	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 14, 2015	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer