Form 10-K
period 2015-06-30
U S GLOBAL INVESTORS INC
filed 2015-09-17
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2015
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
Yes  ☐    No  ☒
The aggregate market value of the 8,169,938 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $25,326,808, based on the last sale price quoted on NASDAQ as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 4,567 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2014 (based on the last sale price of the class C common stock in a private transaction) was $1,142. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.
On September 4, 2015, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and 13,264,590 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.
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

1.
Investment Management Services, through which the Company offers, through U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), offshore clients, and an exchange traded fund (“ETF”) client, a range of investment management products and services to meet the needs of individual and institutional investors;

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

As part of its investment management businesses, the Company provides: (1) investment advisory services; (2) distribution services; and (3) administrative services to the mutual funds advised by the Company. The fees from these services, as well as investment income, are the primary sources of the Company’s revenue. Through December 2013, the Company also provided transfer agency services to the mutual funds advised by the Company.

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
As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2016.

In addition to providing advisory services to USGIF, the Company provides advisory services to two offshore clients and one ETF. A third offshore fund liquidated in November 2013.
Net assets under management on June 30, 2015, and June 30, 2014, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2015	June 30, 2014
(dollars in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX/PIPFX	$135,732	$349,945
World Precious Minerals	UNWPX/UNWIX	94,897	166,993
Gold and Precious Metals	USERX	64,021	97,339
Total Natural Resources		294,650	614,277
International Equity
Emerging Europe	EUROX	58,225	102,065
China Region	USCOX	22,000	23,380
Total International Equity		80,225	125,445
Fixed Income
U.S. Government Securities Ultra-Short Bond	UGSDX	58,332	68,576
Near-Term Tax Free	NEARX	90,251	61,984
Total Fixed Income		148,583	130,560
Domestic Equity
Holmes Macro Trends	MEGAX	46,368	51,980
All American Equity	GBTFX	21,000	23,666
Total Domestic Equity		67,368	75,646
Total U.S. Global Investors Funds		590,826	945,928
U.S Global Jets ETF	JETS	39,200	—
Offshore Advisory Clients		11,527	20,012
		641,553	965,940
Total Canada AUM (see separate discussion)		150,718	267,210
Total AUM		$792,271	$1,233,150
Distribution Services. The Company has registered its wholly-owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. The distribution agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2016.
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
Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. It provides office space, facilities and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensate all personnel, officers, directors and interested trustees of the Funds if such persons are also employees of the Company or its affiliates. Effective December 2013, the Funds’ Board of Trustees increased the annual rate from 0.08 percent to 0.10 percent for each investor class and from 0.06 percent to 0.08 percent for each institutional class plus $10,000 per Fund. Effective November 1, 2014, the per fund fee changed to $7,000 per year. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2016.

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
Investment Management Services - Canada

Assets Under Management (“AUM”)
(dollars in thousands)	Ticker	June 30, 2015	June 30, 2014
Galileo Funds
Galileo High Income Plus Fund	N/A [1]	$63,607	$119,329
Galileo Growth and Income Fund	N/A [1]	3,964	7,724
Total Galileo Funds		67,571	127,053
Other Advisory Clients		83,147	140,157
Total Canada AUM		$150,718	$267,210

1.	The Galileo Funds are Canadian registered mutual funds and are not available in the United States.

Effective March 31, 2013, the Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), purchased 50 percent of the issued and outstanding shares of Galileo Global Equity Advisors, Inc., a privately held Toronto-based asset management firm, for $600,000 cash.
Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring, for $180,000 cash. This strategic investment brought USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represents controlling interest of Galileo. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.
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

Employees
As of June 30, 2015, U.S. Global and its wholly-owned subsidiaries employed 40 full-time employees and 2 part-time employees; as of June 30, 2014, it employed 48 full-time employees and 4 part-time employees. The Company considers its relationship with its employees to be good.

Competition
The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2014 there were approximately 9,300 domestically registered open-end investment companies of varying sizes and investment policies, whose shares are being offered to the public worldwide. Generally, there are two types of mutual funds: “load” and “no-load.” In addition, there are both load and no-load funds that have adopted Rule 12b-1 plans authorizing the payment of distribution costs of the funds out of fund assets. USGIF is a trust with no-load funds that have adopted 12b-1 plans. Load funds are typically sold through or sponsored by brokerage firms, and a sales commission is charged on the amount of the investment. No-load funds, such as the USGIF, however, may be purchased directly from the particular mutual fund organization or through a distributor, and no sales commissions are charged.
In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives, offered by insurance companies, banks, securities broker-dealers, other financial institutions, and ETFs. ETFs have had a significant impact on the industry in the past decade, growing from nearly nothing to approximately 1,500 ETFs available at the end of 2014. Many of these institutions are able to engage in more liberal advertising than mutual funds and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.
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

U.S. Global is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually all aspects of the Company’s business and relationships with the Company’s clients. Applicable rules relate to, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements. The Funds and ETF for which the Company acts as the investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of the Company, or the Funds and ETF which the Company advises, to comply with the requirements of the SEC could have a material adverse effect on the Company. The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 (“S-Ox Act”), as well as rules adopted by the SEC.
USGB is subject to regulation by the SEC under the Exchange Act and regulation by FINRA, a self-regulatory organization composed of other registered broker-dealers. U.S. Global and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.
Galileo Global Equity Advisors Inc. (“Galileo”) is registered as a portfolio manager and investment fund manager with the Ontario Securities Commission (“OSC”). As a registered portfolio manager, the OSC imposes substantive regulation on virtually all aspects of Galileo's business and relationships with Galileo’s clients. Applicable legislation relate to, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements. The Canadian funds for which Galileo acts as the investment fund manager are registered with the OSC follow under National Instrument 81-101/102/106. These National Policies impose additional obligations, including detailed operational requirements for both funds and their managers. The OSC is authorized to institute proceedings and impose sanctions for violations of the rules ranging from fines and censures to termination of a portfolio manager and investment fund manager’s registration. The failure of Galileo, or the Canadian funds which Galileo advises, to comply with the requirements of the OSC could have a material adverse effect on Galileo.

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
In addition, the Company is also dependent on its relationships with its offshore and exchange traded fund clients. Even though the Company views its relationship with its offshore and exchange traded fund clients as stable, the Company could be adversely affected if these relationships ended.
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
https://twitter.com/USGlobalETFs
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
Galileo is also subject to risks of litigation, regulatory investigations and/or arbitration. Galileo is exposed to liability under provincial laws and court decisions, as well as rules and regulations promulgated by the OSC.
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
The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2015, and June 30, 2014. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2015		2014
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	4.00	3.26	3.40	2.10
Second quarter (12/31)	3.60	2.57	2.93	2.37
Third quarter (3/31)	3.51	2.74	4.05	2.45
Fourth quarter (6/30)	3.40	2.72	3.80	3.20

Holders
On September 4, 2015, there were approximately 159 holders of record of class A common stock, no holders of record of class B common stock, and 34 holders of record of class C common stock.

Dividends
The Company has paid $0.005 per share per month in fiscal year 2015 and 2014. A monthly dividend of $0.005 has been authorized from July 2015 through September 2015 and a monthly dividend of $0.0025 has been authorized from October 2015 through December 2015, and will be reviewed by the Board quarterly. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Securities authorized for issuance under equity compensation plans
Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer
Effective January 1, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $2.75 million of its outstanding class A common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. On December 12, 2013, and December 10, 2014, the Board of Directors renewed the share repurchase program for up to $2.75 million of its outstanding class A common stock through calendar year 2015.
For the quarter ended June 30, 2015, the Company had purchased a total of 9,001 class A shares using cash of $25,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2015. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2015.

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
04-01-15 to 04-30-15	—	—	n/a	—	2,689
05-01-15 to 05-31-15	400	1	2.83	400	2,688
06-01-15 to 06-30-15	8,601	24	2.82	8,601	2,664
Total	9,001	$25	$2.82	9,001

1.
The Board of Directors of the Company approved on December 7, 2012, and renewed on December 12, 2013, and December 10, 2014, a repurchase of up to $2.75 million in each of calendar years 2013, 2014, and 2015, respectively, of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.

3.
The repurchase plan was approved on December 7, 2012, renewed on December 12, 2013, and December 10, 2014, and will continue through calendar year 2015. The total dollar amount of shares that may be repurchased in 2015 under the renewed program is $2.75 million.

Company Performance Presentation
The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index, and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2010, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

	Fiscal Year-End Date
	2010	2011	2012	2013	2014	2015
U.S. Global Investors, Inc. class A (GROW)	$10,000	$10,529	$6,622	$3,323	$5,655	$4,550
S&P 500 Index	$10,000	$12,385	$13,060	$15,750	$19,626	$21,082
Russell 2000 Index	$10,000	$12,676	$12,413	$15,417	$19,062	$20,298
NYSE Arca Gold BUGS Index	$10,000	$11,579	$9,620	$5,219	$5,592	$3,525

Item 6. Selected Financial Data
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report in Form 10-K. The selected financial data as of June 30, 2011, through June 30, 2015, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements.

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

(dollars in thousands, except operating data and per share data)	Year Ended June 30,
Selected Financial Data	2015	2014	2013	2012	2011
Operating revenues	$9,371	$11,439	$17,318	$22,374	$39,118
Operating expenses	12,959	14,841	17,509	19,535	27,890
Operating income (loss)	(3,588)	(3,402)	(191)	2,839	11,228
Other income (loss)	434	2,165	262	(177)	1,008
Income (loss) from continuing operations before income taxes	(3,154)	(1,237)	71	2,662	12,236
Income tax expense (benefit)	822	(517)	100	1,024	4,268
Income (loss) from continuing operations	(3,976)	(720)	(29)	1,638	7,968
Loss from discontinued operations	—	(243)	(165)	(108)	(136)
Net income (loss)	(3,976)	(963)	(194)	1,530	7,832
Less net income attributable to non-controlling interest	54	7	—	—	—
Net income (loss) attributable to U.S. Global Investors, Inc.	$(4,030)	$(970)	$(194)	$1,530	$7,832

Earnings Per Share Attributable to U.S. Global Investors, Inc. - Basic
Income (loss) from continuing operations	$(0.26)	$(0.04)	$0.00	$0.11	$0.52
Loss from discontinued operations	0.00	(0.02)	(0.01)	(0.01)	(0.01)
Net income (loss) attributable to U.S. Global Investors, Inc.	$(0.26)	$(0.06)	$(0.01)	$0.10	$0.51

Dividends per common share	$0.06	$0.06	$0.17	$0.24	$0.24

Balance Sheet
Working capital	$19,767	$24,673	$22,958	$25,711	$32,366
Total assets	30,770	37,846	38,683	41,756	45,967
Total U.S. Global Investors, Inc. Shareholders’ Equity	28,569	35,070	36,849	38,710	41,057

Cash Flow
Net cash provided by (used in) operating activities	$(672)	$(15,189)	$461	$1,817	$7,719
Net cash provided by (used in) investing activities	(390)	4,050	(368)	(4,894)	(846)
Net cash used in financing activities	(1,122)	(1,061)	(2,621)	(3,518)	(3,503)

Operating Data (in millions)
Average assets under management	$931	$1,078	$1,552	$2,055	$2,819

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
Recent Trends in Financial Markets
During the fiscal year ended June 30, 2015, global markets faced a number of challenges, including Russia’s invasion of Ukraine, the Greek debt crisis, falling commodity prices, tepid manufacturing activity and an economic slowdown in China, the world’s second-largest economy. In March 2015, the European Central Bank (“ECB”) initiated a long-awaited quantitative easing (“QE”) program, after Japan began its own in 2013.
The Federal Reserve (“Fed”) completed its QE program in October 2014 with the belief that the economy had improved enough since the recession to weather a reduction of the monetary stimulus. However, this coincided with a peak in U.S. industrial production. Months of speculation as to when the Fed might begin the process of normalizing interest rates spooked some investors, even as dividends from S&P 500 Index companies jumped 15 percent in the first quarter of 2015 and stock buyback programs were expected to reach an all-time high of $1.2 trillion by the end of the year.
Gold prices have fallen from their peak in September 2011 when real interest rates were a negative three percent for a 10-year U.S. Treasury, versus a positive two percent at the end of June 2015. The fear of rising real interest rates, inflation minus the consumer price index (“CPI”), also put pressure on the price of gold, as the metal, which doesn’t pay a dividend, becomes less attractive to some investors when real rates are higher. Also putting pressure on gold and other commodities was the strong U.S. dollar, which began to rise in July 2014 on improved economic and employment trends. The dollar hit a high of 100 in March 2015 against a basket of currencies, its highest level since April 2003. There is a strong inverse relationship between the dollar and commodity prices.
During this period, the gold bear market was extended to four years, the second-longest such market in 40 years, with some investors wondering if the yellow metal had lost its “safe haven” status. In the past, gold prices have often responded positively to financial and economic crises, but they budged little in response to the Shanghai stock market crash in June 2015 or to Greece and Puerto Rico’s ongoing debt troubles. Despite losing 1.7 percent, the yellow metal was the second-best-performing global currency in 2014, following the U.S. dollar.
The U.S. leads the world in technology, including fracking, which greatly expands U.S. production to become a global leader again. The success of American ingenuity has both positive and negative consequences. It’s great for consumers at the gas pump as well as airlines but bad for drillers and producers.
Starting in July 2014, the price of crude oil fell dramatically as the shale revolution and unconventional extraction methods, including fracking, allowed American producers to increase output and saturate the marketplace with crude. Meanwhile, member of the Organization of the Petroleum Exporting Countries (“OPEC”) agreed in November 2014 to maintain the production level of 30 million barrels per day, in the interest of “restoring market equilibrium.” While low oil prices have been a detriment to net exporting countries such as Russia and Venezuela, they have been a boon to net importing countries, specifically in Asia: China, India, Thailand and others. Industries and sectors that benefited from the oil slump included transportation, travel and leisure and automobile manufacturing.
Mutual funds in general continued to see outflows as mutual funds were relatively out of favor compared to other investment alternatives, including exchange-traded funds (“ETFs”), whose asset flows increased during the period.
Assets under management (“AUM”) declined during the period along with falling emerging markets and resources. To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expense, by setting relatively lower base salaries with bonuses that are tied to average AUM and fund performance. Thus, our expense model somewhat expands and contracts with asset swings and performance.

Business Segments
The Company, with principal operations located in San Antonio, Texas, manages three business segments:

1.
Investment Management Services, through which the Company offers, through U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), offshore clients and an exchange traded fund (“ETF”), a range of investment management products and services to meet the needs of individual and institutional investors;

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

Assets Under Management (“AUM”)
(dollars in thousands)		June 30, 2015	June 30, 2014
Investment Management Services	USGIF	$590,826	$945,928
	U.S Global Jets ETF	39,200	—
	Offshore Advisory Clients	11,527	20,012
	Total AUM	641,553	965,940
Investment Management Services - Canada
	Canadian Funds	67,571	127,053
	Other Advisory Clients	83,147	140,157
	Total AUM	150,718	267,210
Total AUM		$792,271	$1,233,150
On June 30, 2015, total assets under management as of period end were $792 million versus $1.23 billion on June 30, 2014, a decrease of 36 percent. The decrease was primarily due to market depreciation and redemptions in USGIF, offshore funds and Galileo funds, somewhat offset by the addition of the ETF.
During fiscal year 2015, average assets under management were $931 million versus $1.08 billion in fiscal year 2014, a decrease of 14 percent. The decrease was primarily due to net shareholder redemptions and market depreciation.
The following is a brief discussion of the Company’s three business segments.
Investment Management Services
In fiscal year 2015, the Company generated substantially all of its operating revenues from managing and servicing the Funds and offshore advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations.
Detailed information regarding the funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including performance information for each fund for various time periods, assets under management as of the most recent month end, and inception date of each fund.
The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the funds; however, the USGIF equity funds charge a redemption fee if the Fund shares have been held for less than the applicable periods of time set forth in the Funds’ prospectuses. The fixed income funds charge no redemption fee. Detailed information about redemption fees can be found in the Funds’ prospectus, which is available on the Company’s website, www.usfunds.com.
Beginning in April 2015, the Company provides advisory services for an ETF and receives monthly advisory fees, based on the net asset values of the fund. In fiscal year 2015, the Company recorded advisory fees from the ETF client totaling $26,000. Information on the ETF can be found at www.usglobaletfs.com, including the prospectus, performance and holdings.

The Company provides advisory services for two offshore clients (a third offshore fund liquidated in November 2013) and receives monthly advisory fees, based on the net asset values of the clients and performance fees based on the overall increase in net asset values, if any. In fiscal year 2015, the Company recorded advisory and performance fees from the offshore clients totaling $130,000 and $0, respectively, and $190,000 and $4,000, respectively, in fiscal year 2014. The performance fees for these clients are calculated and recorded in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the two offshore clients.
The following tables summarize the changes in assets under management for USGIF for fiscal years 2015, 2014 and 2013:

	2015
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$815,368	$130,560	$945,928
Market appreciation/(depreciation)	(256,504)	761	(255,743)
Dividends and distributions	(10,590)	(1,666)	(12,256)
Net shareholder purchases/(redemptions)	(106,031)	18,928	(87,103)
Ending Balance	$442,243	$148,583	$590,826
Average investment management fee	0.95%	—%	0.76%
Average net assets	$581,188	$146,027	$727,215

	2014
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	132,774	2,806	135,580
Dividends and distributions	(20,287)	(1,695)	(21,982)
Net shareholder redemptions	(154,421)	(153,695)	(308,116)
Ending Balance	$815,368	$130,560	$945,928
Average investment management fee	0.97%	—%	0.79%
Average net assets	$841,492	$195,050	$1,036,542

	2013
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$1,289,160	$302,770	$1,591,930
Market depreciation	(146,115)	(87)	(146,202)
Dividends and distributions	(14,981)	(1,675)	(16,656)
Net shareholder redemptions	(270,762)	(17,864)	(288,626)
Ending Balance	$857,302	$283,144	$1,140,446
Average investment management fee	0.98%	—%	0.79%
Average net assets	$1,229,373	$293,027	$1,522,400
As shown above, both average and period-end assets under management decreased in fiscal year 2015 compared to fiscal year 2014 and in fiscal year 2014 compared to fiscal year 2013. The decrease in assets under management in fiscal year 2015 was driven by market depreciation and redemptions, primarily in the natural resources funds, and redemptions in the international equity funds. The decrease in assets under management in fiscal year 2014 was driven by redemptions, primarily in the money market and natural resources funds, offset by market appreciation, primarily in the natural resources funds. In fiscal 2014, the Company liquidated one of its money market funds and converted the other money market fund to an ultra-short bond fund, which contributed to the redemptions in these funds.
A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases/(redemptions).
The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 76 basis points fiscal year 2015, and 79 basis points in fiscal year 2014 and fiscal year 2013. The average investment management fee for equity funds in fiscal year 2015, 2014, and 2013 was 95, 97 and 98 basis points, respectively. The average investment management fee for the money market and fixed income funds was nil or close to nil for fiscal years 2015, 2014, and 2013. This is due to voluntary fee waivers on these funds as discussed in Note 6 Investment Management and Other Fees of the Consolidated Financial Statements of this Annual Report in Form 10-K.
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
The following summarizes the market value, cost, and unrealized gain or loss on investments recorded at fair value as of June 30, 2015, and June 30, 2014.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized gains on available-for-sale securities, net of tax
(dollars in thousands)
Trading [1]	$15,640	$16,491	$(851)	N/A
Available-for-sale [2]	4,263	4,602	(339)	$(339)
Total at June 30, 2015	$19,903	$21,093	$(1,190)

Trading [1]	$17,817	$18,067	$(250)	N/A
Available-for-sale [2]	6,196	4,851	1,345	$888
Total at June 30, 2014	$24,013	$22,918	$1,095

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.

2.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

In addition, as of June 30, 2015, and 2014 the Company held approximately $2.3 million and $1.4 million, respectively, in other investments held at cost.
As of June 30, 2015, and 2014, the Company held approximately $5.1 million and $6.1 million, respectively, in investments other than the clients the Company advises. Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheets at their fair market value. Unrealized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the Consolidated Balance Sheets at their fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.
Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;

•	unrealized gains and losses on trading securities;

•	realized foreign currency gains and losses;

•	other-than-temporary impairments on available-for-sale securities; and

•	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2015, 2014, and 2013, the Company had net recognized gains (losses) on sales or other-than-temporary impairment of securities of $313,000; $878,000; and $(26,000); respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations
The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Year Ended June 30,
(dollars in thousands, except per share data)	2015	2014	2013
Net income (loss)
Loss from continuing operations	$(3,976)	$(720)	$(29)
Less: Income attributable to non-controlling interest in subsidiary	54	7	—
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(4,030)	(727)	(29)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	—	(243)	(165)
Net loss attributable to U.S. Global Investors, Inc.	$(4,030)	$(970)	$(194)

Weighted average number of outstanding shares
Basic	15,399,831	15,459,022	15,482,612
Effect of dilutive securities
Employee stock options	—	—	—
Diluted	15,399,831	15,459,022	15,482,612

Earnings (loss) per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.26)	$(0.04)	$0.00
Loss from discontinued operations	0.00	(0.02)	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.26)	$(0.06)	$(0.01)
Diluted
Loss from continuing operations	$(0.26)	$(0.04)	$0.00
Loss from discontinued operations	0.00	(0.02)	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.26)	$(0.06)	$(0.01)

Year Ended June 30, 2015 Compared with Year Ended June 30, 2014
The Company posted a net loss attributable to U.S. Global Investors, Inc. of $4,030,000 ($0.26 loss per share) for the year ended June 30, 2015, compared with a net loss attributable to U.S. Global Investors, Inc. of $970,000 ($0.06 loss per share) for the year ended June 30, 2014. This decrease in profitability is primarily attributable to the following factors:
Operating Revenues
Total consolidated operating revenues for the year ended June 30, 2015, decreased $2.1 million, or 18.1 percent, compared with the year ended June 30, 2014. This decrease was primarily attributable to the following:

•
Advisory fees decreased by $1.1 million, or 13.9 percent as the result of lower assets under management and increased performance fee adjustments. Investment advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

◦
Base management fees decreased approximately $893,000 primarily as a result of lower USGIF assets under management due to market depreciation in the natural resources funds and shareholder redemptions in the natural resources and international equity funds. Included in the net $893,000 decrease was an increase in Canadian-based advisory fees of $1.8 million due to consolidating twelve months of Galileo revenue in fiscal year 2015 versus consolidating only one month in fiscal year 2014.

◦	Performance fee adjustments paid out in the current period increased $185,000 versus the corresponding period in the prior year.

•	Distribution fees decreased by $566,000, or 28.7 percent, as a result of lower average net assets under management upon which these fees are based.

•	Shareholder services fees decreased by $301,000, or 32.3 percent, as a result of a decline in net assets held through institutions.

•	Administrative services fees decreased by $123,000, or 15.9 percent, as a result of lower average net assets under management upon which these fees are based.
Operating Expenses
Total consolidated operating expenses for the year ended June 30, 2015, decreased by $1.9 million, or 12.7 percent, compared with the prior year and was primarily attributable to the following:

•	Employee compensation and benefits decreased by $916,000, or 13.5 percent, primarily as a result of fewer employees and lower performance-based bonuses.

•
Platform fees increased by $153,000, or 8.0 percent, due to consolidation of Galileo fees for twelve months in fiscal year 2015 versus one month in fiscal year 2014, but the increase in platform fees was somewhat offset by lower assets held through broker-dealer platforms.

•	Advertising decreased $204,000, or 33.2 percent, as a result of decreased marketing and sales costs.

•
General and administrative expenses decreased $986,000, or 18.7 percent, primarily due to higher fund reimbursements and fund restructuring costs in the prior year, but offset somewhat by the consolidation of twelve months of Galileo expenses in fiscal year 2015, versus one month of Galileo expenses in fiscal year 2014.

Other Income
Total consolidated other income for the year ended June 30, 2015, decreased $1.7 million, or 80.0 percent, compared with the year ended June 30, 2014. This decrease was primarily attributable to unrealized losses on trading securities in fiscal 2015 versus unrealized gains in fiscal 2014. The Company also recognized a gain in conjunction with the acquisition of Galileo and had more realized gains on sales of available-for-sale securities in fiscal 2014 versus fiscal 2015.
Discontinued Operations
There was no loss attributed to discontinued operation in the year ended June 30, 2015. Total loss, net of tax, on discontinued operations for the year ended June 30, 2014, was $243,000. This prior year loss reflects residual costs from winding down operations after the transfer agent transitioned to a third party in December 2013.

Year Ended June 30, 2014 Compared with Year Ended June 30, 2013
The Company posted a net loss attributable to U.S. Global Investors, Inc. of $970,000 ($0.06 loss per share) for the year ended June 30, 2014, compared with net loss attributable to U.S. Global Investors, Inc. of $194,000 ($0.01 loss per share) for the year ended June 30, 2013. This decrease in profitability is primarily attributable to the following factors:
Operating Revenues
Total consolidated operating revenues for the year ended June 30, 2014, decreased $5.9 million, or 33.9 percent, compared with the year ended June 30, 2013. This decreased was primarily attributable to the following:

•
Advisory fees decreased by $4.4 million, or 36.3 percent as the result of lower assets under management and increased performance fees adjustment. Advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

◦	Base management fees decreased $3.9 million as a result of lower assets under management due to market depreciation and shareholder redemptions in the natural resources and money markets funds.

◦	Performance fee adjustments paid out in the current period increased $682,000 versus the corresponding period in the prior year.

•	Distribution fees decreased by $843,000, or 29.9 percent, as a result of lower average net assets under management upon which these fees are based.

•	Shareholder services fees decreased by $452,000, or 32.7 percent, as a result of a decline in net assets held through institutions.

•
Administrative services fees decreased by $155,000, or 16.7 percent, as a result of lower average net assets under management upon which these fees are based, offset by the fee change implemented in December 2013.

Operating Expenses
Total consolidated operating expenses for the year ended June 30, 2014, decreased by $2.7 million, or 15.2 percent, compared with the prior year and was primarily attributable to the following:

•	Employee compensation and benefits decreased by $1.5 million, or 18.4 percent, primarily as a result of lower performance-based bonuses and fewer employees.

•	Platform fees decreased by $760,000, or 28.5 percent, primarily due to lower assets held through broker-dealer platforms.

•	Advertising decreased $247,000, or 28.7 percent, as a result of decreased marketing and sales costs.

•
General and administrative expenses decreased $110,000, or 2.0 percent, representing a decrease of approximately $635,000 primarily due to lower fund and operation expenses offset by one-time costs of approximately $525,000, including legal and proxy filing and solicitation costs, related to strategic fund changes in the fall of 2013.

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
Discontinued Operations
Total loss, net of tax, on discontinued operations for the year ended June 30, 2014, increased by $78,000, or 47.3 percent, from $165,000 for fiscal year 2013 to $243,000 for fiscal year 2014. The prior year loss reflects a period in which the transfer agent was still in full operations while the current year reflects residual costs from winding down operations after the transfer agent transitioned to a third party in December 2013.

Operating Revenues and Other Income

(dollars in thousands)	2015	2014	% Change	2014	2013	% Change
Investment advisory fees:
Natural resources funds	$2,866	$5,019	(42.9)%	$5,019	$9,302	(46.0)%
International equity funds	1,144	1,666	(31.3)%	1,666	2,170	(23.2)%
Domestic equity funds	509	640	(20.5)%	640	399	60.4%
Fixed income funds	—	7	(100.0)%	7	—	N/A
Total investment advisory fees - USGIF	4,519	7,332	(38.4)%	7,332	11,871	(38.2)%
Galileo advisory fees	2,007	234	757.7%	234	—	N/A
Offshore advisory fees	130	194	(33.0)%	194	318	(39.0)%
ETF advisory fees	26	—	N/A	—	—	N/A
Total advisory fees	6,682	7,760	(13.9)%	7,760	12,189	(36.3)%
Distribution fees	1,408	1,974	(28.7)%	1,974	2,817	(29.9)%
Shareholder services fees	630	931	(32.3)%	931	1,383	(32.7)%
Administrative services fees	651	774	(15.9)%	774	929	(16.7)%
Total Operating Revenue	$9,371	$11,439	(18.1)%	$11,439	$17,318	(33.9)%

Other Income (Loss)
Investment income (loss)	$434	$2,145	(79.8)%	$2,145	$208	931.3%
Equity in earnings of Galileo	—	20	(100.0)%	20	54	(63.0)%
Total Other Income (Loss)	$434	$2,165	(80.0)%	$2,165	$262	726.3%
Advisory Fees. Advisory fees, the largest component of the Company’s revenues, are derived from four sources: USGIF advisory fees, Galileo advisory fees, offshore advisory fees and exchange traded fund advisory fees. In fiscal year 2015, these sources accounted for 67.6 percent, 30.0 percent, 2.0 percent and 0.4 percent, respectively, of the Company’s total investment advisory fees.
Investment advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.375 percent, and are paid monthly. These advisory fees decreased by approximately $2.8 million, or 38.4 percent, in fiscal year 2015 compared to fiscal year 2014, primarily as a result of decreased assets under management driven by market depreciation and redemptions, primarily in the natural resources funds and redemptions in the international equity market funds.
Investment advisory fees are affected by changes in assets under management, which include:

•	market appreciation or depreciation;

•	the addition of new client accounts;

•	client contributions of additional assets to existing accounts;

•	withdrawals of assets from and termination of client accounts;

•	exchanges of assets between accounts or products with different fee structures; and

•	the amount of fees voluntarily reimbursed.
As discussed above, the fees on the equity funds within USGIF consist of a base advisory fee that is adjusted upward or downward based on performance. For the year ended June 30, 2015, 2014 and 2013, the Company adjusted its base advisory fees downward by $1 million, $815,000, and $133,000, respectively.
The Company also serves as investment advisor to an ETF, U.S. Global Jets ETF, that commenced operations in April 2015. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF.
Distribution Fees. The Funds pay U.S. Global Brokerage, Inc. (“USGB”) a distribution fee at an annual rate of 0.25 percent of the average daily net assets of the investor class of each of the equity funds. Distribution fees decreased by $566,000 and $843,000 in fiscal years 2015 and 2014, respectively, due to lower average net assets under management upon which these fees are based.
Shareholder Services Fees. In connection with obtaining and/or providing administrative services to the beneficial owners of USGIF through broker-dealers, banks, trust companies and similar institutions which provide such services, the Company receives shareholder services fees at an annual rate of up to 0.20 percent of the value of shares held in accounts at the institutions, which helps offset related platform costs. Shareholder services fees decreased by $301,000 and $452,000 in fiscal years 2015 and 2014, respectively, due to a decline in net assets held through institutions.

Administrative Services Fees. The Funds pay the Company compensation based on average daily net assets for administrative services provided by the Company to the Funds. Effective December 2013, the Funds’ Board of Trustees increased the rate from 0.08 percent to 0.10 percent for each investor class and from 0.06 percent to 0.08 percent for each institutional class plus $10,000 per Fund. Effective November 1, 2014, the per fund fee changed to $7,000 per year. Administrative services fees decreased by $123,000 and $155,000 in fiscal years 2015 and 2014, respectively, due to lower average net assets under management upon which these fees are based.
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
Investment income decreased by $1.7 million in fiscal year 2015 primarily due to unrealized losses on trading securities in fiscal 2015 versus unrealized gains in fiscal 2014. The Company also recognized a gain in conjunction with the acquisition of Galileo and had more realized gains on sale of available-for-sale securities in fiscal 2014 versus fiscal 2015. Investment income increased by $1.9 million in fiscal year 2014 due to realized gains on sales of available-for-sale securities, unrealized gains on trading securities, increased dividend and interest income and gains recognized in conjunction with the acquisition of Galileo.This decrease was primarily attributable to unrealized losses on trading securities in fiscal 2015 versus unrealized gains in fiscal 2014.
Included in investment income were other-than-temporary impairments of $247,000; $3,000; and $47,000 in fiscal years 2015, 2014, and 2013, respectively. The impairment in fiscal year 2015 resulted from the issuers defaulting on scheduled payments. One security with a cost basis of $44,000 was written down to its fair value of $5,000. Two other securities, which have resumed interest payments, were written down to the net present value of estimated cash flows. These securities had a cost basis of $310,000 and $1,102,000, respectively, and were written down to $234,000 and $970,000, respectively. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company's ability to hold the investment until recovery.
Equity Investment in Galileo. In fiscal year 2013, the Company made an investment in Galileo Global Equity Advisors Inc. that was accounted for under the equity method. Effective June 1, 2014, the Company acquired an additional 15 percent interest, bringing its ownership to 65 percent of the issued and outstanding shares, which represents a controlling interest. From March 31, 2013, to June 1, 2014, the Company accounted for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings, including $20,000 in other income in fiscal year 2014. Effective June 1, 2014, the Company accounted for the Galileo acquisition as a business combination. For additional details, please see Note 3 Business Combination to the Consolidated Financial Statements of this Annual Report in Form 10-K.
Operating Expenses

(dollars in thousands)	2015	2014	% Change	2014	2013	% Change
Employee compensation and benefits	$5,890	$6,806	(13.5)%	$6,806	$8,345	(18.4)%
General and administrative	4,275	5,261	(18.7)%	5,261	5,371	(2.0)%
Platform fees	2,056	1,903	8.0%	1,903	2,663	(28.5)%
Advertising	411	615	(33.2)%	615	862	(28.7)%
Depreciation and amortization	327	256	27.7%	256	268	(4.5)%
Total operating expenses	$12,959	$14,841	(12.7)%	$14,841	$17,509	(15.2)%
Employee Compensation and Benefits. Employee compensation and benefits decreased $916,000, or 13.5 percent, in fiscal year 2015 and decreased $1,539,000, or 18.4 percent, in fiscal year 2014 as a result of lower performance-based bonuses and fewer employees.

General and Administrative. General and administrative expenses decreased $986,000 in fiscal year 2015 compared to fiscal year 2014, primarily due to higher fund reimbursements and fund restructuring cost in the prior year, offset somewhat by the consolidation of twelve months of Galileo expenses in fiscal year 2015 versus one month of Galileo expenses in fiscal year 2014. General and administrative expenses were relatively flat in fiscal year 2014 compared to fiscal year 2013. The change in fiscal year 2014 represents a decrease of approximately $635,000 primarily due to lower fund and operational expenses offset by one-time costs of approximately $525,000, including legal and proxy filing and solicitation costs related to strategic fund changes in the fall of 2013.
Platform Fees. Broker-dealers typically charge an asset-based fee for assets held through their platforms. Platform fees increased $153,000, or 8.0 percent, in fiscal year 2015 due to consolidation of Galileo fees for twelve months in fiscal year 2015 versus one month in fiscal year 2014, but were offset by lower assets held through broker-dealer platforms in fiscal year 2015. Platform fees decreased $760,000, or 28.5 percent, in fiscal year 2014 due to decreases in assets held through the broker-dealer platforms. The incremental assets received through the broker-dealer platforms are not as profitable as those received from direct shareholder accounts because of platform fees paid to various broker-dealers for the assets held through the platforms.
Advertising. Advertising decreased by $204,000, or 33.2 percent, in fiscal year 2015 and decreased by $247,000, or 28.7 percent, in fiscal year 2014 as a result of reduced marketing and sales costs.
Income Taxes
The Company and its non-Canadian subsidiaries file a consolidated federal income tax return. USCAN and Galileo file separate tax returns in Canada. Provisions for income taxes include deferred taxes for temporary differences in the basis of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance of $2,073,000 related to the net operating loss carryforward, other carryovers and book/tax differences in the balance sheet is included in deferred taxes at June 30, 2015. A valuation allowance of $35,000 related to the charitable contribution carryover is included in deferred taxes at June 30, 2014.
Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements.
Contractual Obligations
A summary of contractual obligations of the Company as of June 30, 2015, is as follows:

	Payments due by period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
(dollars in thousands)
Operating lease obligations	$507	$237	$270	$—	$—
Contractual obligations	351	254	97	—	—
Total	$858	$491	$367	$—	$—
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
The Board of Directors has authorized a monthly dividend of $0.005 per share from July 2015 through September 2015 and a monthly dividend of $0.0025 from October 2015 through December 2015, at which time the Board of Directors will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2015 to December 2015 will be approximately $345,000.

Liquidity and Capital Resources
At June 30, 2015, the Company had net working capital (current assets minus current liabilities) of approximately $19.8 million and a current ratio (current assets divided by current liabilities) of 13.1 to 1. With approximately $3.5 million in cash and cash equivalents and $19.9 million in securities recorded at fair value, which together comprise approximately 76 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity attributable to U.S. Global Investors, Inc. was approximately $28.6 million. Approximately $3.6 million in cash and investments in USCAN and Galileo are included in the amounts above. USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate.
The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The Company’s available working capital and projected cash flow are expected to be sufficient to cover current expenses.
Investment advisory pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company or its subsidiaries and USGIF expire in September 2016. The investment advisory contract between the Company and the ETF client is in its initial two-year term and will not expire until 2017.
With respect to the Company’s two offshore advisory clients, the contracts between the Company and the clients expire periodically and management anticipates that its offshore clients will renew the contracts.
Management believes current cash reserves, investments, and available financing will be sufficient to meet foreseeable cash needs or capital necessary for the above-mentioned activities and allow the Company to take advantage of investment opportunities whenever available.
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
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: United Shareholder Services, Inc.(“USSI”), U.S. Global Investors (Guernsey) Limited (“USGG”), U.S. Global Investors (Bermuda) Limited (“USBERM”, U.S. Global Brokerage, Inc. (“USGB”), U.S. Global Investors (Canada) Limited (“USCAN”) and U.S. Global Indices, LLC.
As previously discussed, effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo, which brings USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo and represents controlling interest of Galileo. Galileo is consolidated with USCAN and the non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets. After the purchase of the additional interest, Galileo changed its fiscal year end from December 31 to June 30, effective June 30, 2014, to correspond to the Company’s year end. This change was treated as a change in accounting principle.
The Company’s evaluation for consolidation includes whether entities in which it has an interest are variable interest entities (“VIEs”) and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lacks certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. If the VIE qualifies for the investment company deferral, the primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns.
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
Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values.

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
The Company has determined that the non-compete agreement has a finite useful life. The Company amortizes this finite-lived identifiable intangible asset on a straight-line basis over its estimated useful life. Management periodically evaluates the remaining useful lives and carrying values of intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying the intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible asset, the Company compares the carrying value of the asset and its related useful life to the projected discounted cash flows expected to be generated from the underlying managed assets over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the discounted cash flows, the asset is written down to its fair value determined using discounted cash flows.
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

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. No options were granted in fiscal years 2015, 2014 or 2013.
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
The table below summarizes the Company’s price risks as of June 30, 2015, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities [1]	$15,640	25% increase	$19,550	$3,910
		25% decrease	11,730	(3,910)
Available-for-sale [2]	4,263	25% increase	5,329	1,066
		25% decrease	3,197	(1,066)

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.

2.	Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a component of shareholders’ equity until realized.
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
San Antonio, Texas

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2015 and 2014 and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of
America.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
September 16, 2015

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2015	June 30, 2014
(dollars in thousands)
Current Assets
Cash and cash equivalents	$3,507	$5,910
Trading securities, at fair value	15,640	17,817
Receivables	1,837	2,513
Prepaid expenses	410	525
Deferred tax asset	—	51
Total Current Assets	21,394	26,816
Net Property and Equipment	2,736	3,024
Other Assets
Deferred tax asset, long-term	—	298
Investment securities available-for-sale, at fair value	4,263	6,196
Other investments	2,303	1,413
Intangible assets, net	41	86
Other assets, long term	33	13
Total Other Assets	6,640	8,006
Total Assets	$30,770	$37,846
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$119	$219
Accrued compensation and related costs	456	581
Dividends payable	231	232
Other accrued expenses	821	1,064
Total liabilities held related to discontinued operations	—	47
Total Current Liabilities	1,627	2,143
Commitments and Contingencies (Note 19)
Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued,13,866,421 and 13,866,361 shares at June 30, 2015, and June 30, 2014, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	—	—
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 and 2,069,187 shares at June 30, 2015, and June 30, 2014, respectively	52	52
Additional paid-in-capital	15,694	15,669
Treasury stock, class A shares at cost; 555,786 and 501,518 shares at June 30, 2015, and June 30, 2014, respectively	(1,464)	(1,280)
Accumulated other comprehensive income (loss), net of tax	(483)	906
Retained earnings	14,423	19,376
Total U.S. Global Investors, Inc. Shareholders’ Equity	28,569	35,070
Non-Controlling Interest in Subsidiary	574	633
Total Shareholders’ Equity	29,143	35,703
Total Liabilities and Shareholders’ Equity	$30,770	$37,846

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2015	2014	2013
Operating Revenues
Advisory fees	$6,682	$7,760	$12,189
Distribution fees	1,408	1,974	2,817
Shareholder services fees	630	931	1,383
Administrative services fees	651	774	929
	9,371	11,439	17,318
Operating Expenses
Employee compensation and benefits	5,890	6,806	8,345
General and administrative	4,275	5,261	5,371
Platform fees	2,056	1,903	2,663
Advertising	411	615	862
Depreciation and amortization	327	256	268
	12,959	14,841	17,509
Operating Loss	(3,588)	(3,402)	(191)
Other Income
Investment income	434	2,145	208
Equity in earnings of Galileo	—	20	54
Total Other Income	434	2,165	262
Income (Loss) from Continuing Operations Before Income Taxes	(3,154)	(1,237)	71
Provision for Federal Income Taxes
Tax expense (benefit)	822	(517)	100
Loss from Continuing Operations	(3,976)	(720)	(29)
Discontinued Operations
Loss from operations of discontinued transfer agent	—	(368)	(250)
Tax benefit	—	(125)	(85)
Loss from Discontinued Operations	—	(243)	(165)
Net Loss	(3,976)	(963)	(194)
Less: Net Income Attributable to Non-Controlling Interest	54	7	—
Net Loss Attributable to U.S. Global Investors, Inc.	$(4,030)	$(970)	$(194)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.26)	$(0.04)	$0.00
Loss from discontinued operations	0.00	(0.02)	(0.01)
Net loss	$(0.26)	$(0.06)	$(0.01)
Diluted
Loss from continuing operations	$(0.26)	$(0.04)	$0.00
Loss from discontinued operations	0.00	(0.02)	(0.01)
Net loss	$(0.26)	$(0.06)	$(0.01)

Basic weighted average number of common shares outstanding	15,399,831	15,459,022	15,482,612
Diluted weighted average number of common shares outstanding	15,399,831	15,459,022	15,482,612
The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(dollars in thousands)	2015	2014	2013
Net Loss Attributable to U.S. Global Investors, Inc.	$(4,030)	$(970)	$(194)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(1,000)	923	350
Less: reclassification adjustment for gains included in net income	(227)	(687)	(164)
Net change from available-for-sale investments, net of tax	(1,227)	236	186
Foreign currency translation adjustments	(248)	27	—
Other Comprehensive Income (Loss)	(1,475)	263	186
Comprehensive Loss	(5,505)	(707)	(8)
Less: Comprehensive Income Attributable to Non-Controlling Interest	(86)	9	—
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(5,419)	$(716)	$(8)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2012 (13,862,505 shares of class A; 2,073,043 shares of class C)	$347	$52	$15,548	$(1,107)	$466	$23,404	$—	$38,710
Purchases of 55,052 shares of common stock (class A)	—	—	—	(174)	—	—	—	(174)
Issuance of stock under ESPP of 48,679 shares of common stock (class A)	—	—	69	116	—	—	—	185
Conversion of 2,516 shares of class C common stock for class A common stock	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(1,937)	—	(1,937)
Stock bonuses	—	—	28	36	—	—	—	64
Stock-based compensation expense	—	—	9	—	—	—	—	9
Other comprehensive income, net of tax	—	—	—	—	186	—	—	186
Net loss	—	—	—	—	—	(194)	—	(194)
Balance at June 30, 2013 (13,865,021 shares of class A; 2,070,527 shares of class C)	347	52	15,654	(1,129)	652	21,273	—	36,849
Purchases of 93,351 shares of common stock (class A)	—	—	—	(289)	—	—	—	(289)
Issuance of stock under ESPP of 52,191 shares of common stock (class A)	—	—	27	129	—	—	—	156
Conversion of 1,340 shares of class C common stock for class A common stock	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(927)	—	(927)
Stock bonuses	—	—	2	9	—	—	—	11
Stock-based compensation expense	—	—	(14)	—	—	—	—	(14)
Galileo acquisition - non-controlling interest							617	617
Other comprehensive income, net of tax	—	—	—	—	254	—	9	263
Net loss	—	—	—	—	—	(970)	7	(963)
Balance at June 30, 2014 (13,866,361 shares of class A; 2,069,187 shares of class C)	347	52	15,669	(1,280)	906	19,376	633	35,703
Purchases of 95,251 shares of common stock (class A)	—	—	—	(292)	—	—	—	(292)
Issuance of stock under ESPP of 37,383 shares of common stock (class A)	—	—	23	98	—	—	—	121
Conversion of 60 shares of class C common stock for class A common stock	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(923)	—	(923)
Stock bonuses	—	—	2	10	—	—	—	12
Distribution to non-controlling interests in subsidiary	—	—	—	—	—	—	(27)	(27)
Other comprehensive income, net of tax	—	—	—	—	(1,389)	—	(86)	(1,475)
Net loss	—	—	—	—	—	(4,030)	54	(3,976)
Balance at June 30, 2015 (13,866,421 shares of class A; 2,069,127 shares of class C)	$347	$52	$15,694	$(1,464)	$(483)	$14,423	$574	$29,143
The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,976)	$(963)	$(194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	327	259	275
Net recognized loss on disposal of property and equipment	26	26	—
Net recognized loss (gain) on securities	(313)	(878)	26
Gain on acquisition of Galileo	—	(290)	—
Net income from equity method investment	—	(20)	(54)
Provision for deferred taxes	807	387	9
Stock bonuses	12	11	64
Stock-based compensation expense	—	1	9
Changes in operating assets and liabilities:
Accounts receivable	655	(634)	617
Prepaid expenses	86	109	1
Trading securities	2,176	(13,222)	213
Accounts payable and accrued expenses	(472)	25	(505)
Total adjustments	3,304	(14,226)	655
Net cash provided by (used in) operating activities	(672)	(15,189)	461
Cash Flows from Investing Activities:
Purchase of property and equipment	(40)	(30)	(39)
Purchase of Galileo shares	—	—	(600)
Cash acquired in excess of payment to acquire Galileo shares	—	1,236	—
Purchase of available-for-sale securities	(186)	(1,317)	(473)
Purchase of other investments	(1,000)	(1,187)	—
Proceeds on sale of available-for-sale securities	795	5,305	744
Proceeds from other investment	5	—	—
Return of capital on investments	36	43	—
Net cash provided by (used in) investing activities	(390)	4,050	(368)
Cash Flows from Financing Activities:
Issuance of common stock	121	156	185
Repurchases of common stock	(292)	(289)	(174)
Distributions to non-controlling interests in subsidiary	(27)	—	—
Dividends paid	(924)	(928)	(2,632)
Net cash used in financing activities	(1,122)	(1,061)	(2,621)
Effect of exchange rate changes on cash and cash equivalents	(219)	25	—
Net decrease in cash and cash equivalents	(2,403)	(12,175)	(2,528)
Beginning cash and cash equivalents	5,910	18,085	20,613
Ending cash and cash equivalents	$3,507	$5,910	$18,085

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$8	$—	$118

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
NOTE 1. ORGANIZATION
U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services and distribution to USGIF and through December 6, 2013, provided transfer agency functions. For these services, the Company receives fees from USGIF. The Company also provides advisory services to offshore clients and an SEC registered exchange traded fund (“ETF”). Effective June 1, 2014, the Company holds a controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm. See Note 2 Significant Accounting Policies and Note 3 Business Combination for additional information on the acquisition of controlling interest of Galileo.
U.S. Global formed the following companies to provide transfer agent and distribution services to USGIF: United Shareholder Services, Inc. (“USSI”) and U.S. Global Brokerage, Inc. (“USGB”).
The Company formed three subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Guernsey) Limited (“USGG”), incorporated in Guernsey (on August 3, 2013, USGG was dissolved); U.S. Global Investors (Bermuda) Limited (“USBERM”), incorporated in Bermuda; and U.S. Global Investors (Canada) Limited (“USCAN”), formed in March 2013. In July 2013, the Company created U.S. Global Indices, LLC, a Texas limited liability company, of which the Company is the sole member, to provide indexing services to exchange-traded funds managed by the Company.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: USSI, USGB, USGG, USBERM, USCAN and U.S. Global Indices, LLC.
In addition, effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring. This additional investment brings USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo and represents a controlling interest of Galileo. With the additional investment, the Company expects to increase its presence in Canada. Galileo is consolidated with USCAN and the non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets. See Note 3 Business Combination for additional information. After the purchase of the additional interest, Galileo changed its fiscal year end from December 31 to June 30, effective June 30, 2014, to correspond to the Company’s year end. This change was treated as a change in accounting principle.
The Company’s evaluation for consolidation includes whether entities in which it has an interest are variable interest entities (“VIEs”) and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lacks certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. If the VIE qualifies for the investment company deferral, the primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns.
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
Equity Method Investments. Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. No impairment was recognized for the Company’s equity method investment during the years presented. No investments were held at June 30, 2015 or 2014 that are accounted for using the equity method. See Note 3 Business Combination for further information.
Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values.
Receivables. Receivables consist primarily of monthly advisory and other fees owed to the Company by USGIF as well as receivables related to ETF and offshore investment advisory fees. Receivables also include advisory fees owed to Galileo by the funds and clients it manages. Management considers various factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable, if any, are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for doubtful accounts as of June 30, 2015, and 2014.

Property and Equipment. Fixed assets are recorded at cost. Except for Galileo, depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 14 to 40 years. Galileo fixed assets, consisting of furniture, equipment and leasehold improvements, are depreciated over 2 to 5 years.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2015, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2011 through 2014 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2008 through 2014 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject.
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

Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. Net advertising expenditures were $411,000; $615,000; and $862,000 during fiscal years 2015, 2014, and 2013, respectively.
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
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 will become effective for the Company on July 1, 2015. Management is evaluating the ASU and its potential impact on the financial statements.
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
The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.
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
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and early adoption is permitted. The update requires the retrospective adoption approach. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
NOTE 3. BUSINESS COMBINATION
Effective March 31, 2013, the Company, through USCAN, purchased 50 percent of the issued and outstanding shares of Galileo Global Equity Advisors, Inc., a privately held Toronto-based asset management firm, for $600,000 cash.
Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring, for $180,000 cash. This strategic investment brought USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represents a controlling interest of Galileo. Through Galileo, the Company expects to increase its presence in Canada. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.
From March 31, 2013, to June 1, 2014, the Company accounted for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings. $20,000 and $54,000 was included in other income in fiscal year 2014 and 2013, respectively.
The Company accounted for the June 1, 2014, Galileo share purchase using the acquisition method of accounting, which requires, among other things, that the fair values of assets acquired, including an intangible asset, and liabilities assumed, along with the fair value of the non-controlling interest in the subsidiary, be recognized on the Consolidated Balance Sheets as of the acquisition date.
Business combinations achieved in stages also must value prior investments at fair value. A $161,000 increase in fair value of the Company’s initial investment was recognized as a gain and included in investment income in fiscal year 2014.
The Company recognized a gain of $129,000 on the June 1, 2014, purchase since the fair value of the net assets acquired was greater than the fair value of consideration given. This gain was also included in investment income in fiscal 2014.

The Consolidated Balance Sheet as of June 30, 2014, reflects the purchase price allocations based on an assessment of the fair value of the assets acquired, liabilities assumed and non-controlling interest in subsidiary. The table below presents the purchase price allocation as of the June 1, 2014, acquisition date:

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
$1,016
The following unaudited pro forma condensed consolidated results of operations for the years ended 2014 and 2013 are presented as if the Galileo acquisition had been completed on July 1, 2012. The unaudited pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the acquisition. In addition, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.
The information below reflects certain nonrecurring adjustments to remove the Company’s equity in earnings of Galileo and include amortization of the intangible asset.

	Year Ended June 30,
(dollars in thousands)	2014	2013
Operating revenues	$13,771	$20,234
Net loss	(856)	(13)
Net loss attributable to U.S. Global Investors, Inc.	(916)	(99)

Net Loss per Share
Loss from continuing operations - basic	$(0.04)	$0.00
Loss from continuing operations - diluted	(0.04)	0.00
Post-Acquisition Financial Information
The following amounts associated with the acquisition of Galileo, subsequent to the June 1, 2014, effective date, are included in the Consolidated Statements of Operations:

Year Ended June 30,
(dollars in thousands)	2014
Total revenues	$234
Net income	18
Net income attributable to U.S. Global Investors, Inc.	12
Costs associated with the acquisition [1]	33

1.	Costs associated with the Galileo acquisition are included in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 4. DISCONTINUED OPERATIONS
The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent until conversion to a third-party transfer agent on December 9, 2013.

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

As of June 30, 2015, remaining liabilities related to the transfer agency business were immaterial.

The components of loss from discontinued operations were as follows:

	Year Ended June 30,
(dollars in thousands)	2015	2014	2013
Operating revenue	$—	$529	$1,348
Operating expenses	—	897	1,598
Loss from discontinued operations before income taxes	—	(368)	(250)
Income tax benefit	—	(125)	(85)
Loss from discontinued operations, net of tax	$—	$(243)	$(165)
NOTE 5. INVESTMENTS
As of June 30, 2015, the Company held investments with a fair value of $19.9 million and a cost basis of $21.1 million. The market value of these investments is approximately 64.7 percent of the Company’s total assets. In addition, the Company held other investments of $2.3 million accounted for under the cost method of accounting.
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

The following details the components of the Company’s investments recorded at fair value as of June 30, 2015, and 2014:

	June 30, 2015
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(703)	$481
Mutual funds - Fixed income	14,691	68	(5)	14,754
Mutual funds - Domestic equity	535	—	(130)	405
Other	81	—	(81)	—
Total trading securities	$16,491	$68	$(919)	$15,640

Available-for-sale securities [2]
Common stock - Domestic	$535	$316	$(9)	$842
Common stock - International	695	309	(39)	965
Corporate debt	1,433	—	(817)	616
Mutual funds - Fixed income	1,227	9	(22)	1,214
Mutual funds - Domestic equity	543	—	(80)	463
Other	169	1	(7)	163
Total available-for-sale securities [3]	$4,602	$635	$(974)	$4,263

	June 30, 2014
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities [1]
Offshore fund	$1,184	$—	$(186)	$998
Mutual funds - Fixed income	16,241	92	—	16,333
Mutual funds - Domestic equity	535	—	(76)	459
Other	107	—	(80)	27
Total trading securities	$18,067	$92	$(342)	$17,817

Available-for-sale securities [2]
Common stock - Domestic	$535	$586	$(3)	$1,118
Common stock - International	607	802	—	1,409
Corporate debt	1,706	—	(74)	1,632
Mutual funds - Fixed income	1,228	21	(2)	1,247
Mutual funds - Domestic equity	543	7	—	550
Other	232	9	(1)	240
Total available-for-sale securities [3]	$4,851	$1,425	$(80)	$6,196

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.

[2]
Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

[3]
Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of June 30, 2015, are $(339) and $(339), respectively, and as of June 30, 2014, are $1,345 and $888, respectively.

The following summarizes investment income (loss) reflected in earnings for the periods presented:

(dollars in thousands)	Year Ended June 30,
Investment Income (Loss)	2015	2014	2013
Realized losses on sales of trading securities	$(1)	$(163)	$(245)
Realized gains on sales of available-for-sale securities	591	1,044	266
Realized losses on sales of securities classified as other investments	(30)	—	—
Unrealized gains (losses) on trading securities	(601)	450	45
Realized gain on Galileo acquisition	—	290	—
Realized foreign currency gains	71	1	1
Other-than-temporary declines in available-for-sale securities	(247)	(3)	(47)
Dividend and interest income	651	526	188
Total Investment Income (Loss)	$434	$2,145	$208
Included in investment income were other-than-temporary impairments of $247,000; $3,000; and $47,000 in fiscal years 2015, 2014, and 2013, respectively. The impairment in fiscal year 2015 resulted from the issuers of these corporate notes defaulting on scheduled payments. One security with a cost basis of $44,000 was written down to its fair value of $5,000. Two other securities, for which the common issuer has resumed interest payments, were written down to the net present value of estimated cash flows. These securities had a cost basis of $310,000 and $1,102,000, respectively, and were written down to $234,000 and $970,000, respectively. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company's ability to hold the investment until recovery.
Unrealized Losses
The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$77	$(7)	$107	$(2)	$184	$(9)
Common stock - International	114	(23)	39	(16)	153	(39)
Corporate debt	386	(817)	—	—	386	(817)
Mutual funds - Fixed income	67	(7)	139	(15)	206	(22)
Mutual funds - Domestic equity	463	(80)	—	—	463	(80)
Other	112	(7)	—	—	112	(7)
Total available-for-sale securities	$1,219	$(941)	$285	$(33)	$1,504	$(974)

	June 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$125	$(3)	$—	$—	$125	$(3)
Corporate debt	1,382	(74)	—	—	1,382	(74)
Mutual funds - Fixed income	151	(2)	—	—	151	(2)
Other	118	(1)	—	—	118	(1)
Total available-for-sale securities	$1,776	$(80)	$—	$—	$1,776	$(80)

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

The following presents fair value measurements, as of each balance sheet date, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	June 30, 2015
	Fair Value Measurement using
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$481	$—	$481
Mutual funds - Fixed income	14,754	—	—	14,754
Mutual funds - Domestic equity	405	—	—	405
Other	—	—	—	—
Total trading securities	15,159	481	—	15,640

Available-for-sale securities
Common stock - Domestic	842	—	—	842
Common stock - International	965	—	—	965
Corporate debt	—	77	539	616
Mutual funds - Fixed income	1,214	—	—	1,214
Mutual funds - Domestic equity	463	—	—	463
Other	163	—	—	163
Total available-for-sale securities	3,647	77	539	4,263

Total	$18,806	$558	$539	$19,903

	June 30, 2014
	Fair Value Measurement using
(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Trading securities
Offshore fund	$—	$998	$—	$998
Mutual funds - Fixed income	16,333	—	—	16,333
Mutual funds - Domestic equity	459	—	—	459
Other	27	—	—	27
Total trading securities	16,819	998	—	17,817

Available-for-sale securities
Common stock - Domestic	1,118	—	—	1,118
Common stock - International	1,406	3	—	1,409
Corporate debt	292	1,090	250	1,632
Mutual funds - Fixed income	1,247	—	—	1,247
Mutual funds - Domestic equity	550	—	—	550
Other	240	—	—	240
Total available-for-sale securities	4,853	1,093	250	6,196

Total	$21,672	$2,091	$250	$24,013
As of June 30, 2015, approximately 94 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, three percent are derived from Level 2 inputs and the remaining three percent are Level 3 inputs. As of June 30, 2014, approximately 90 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, nine percent are derived from Level 2 inputs and the remaining one percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter.
In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $481,000 and $998,000 as of June 30, 2015, and 2014, respectively, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.
In addition, the Company has investments in corporate debt securities, classified as available-for-sale, of $77,000 and $1.1 million as of June 30, 2015, and June 30, 2014, respectively, categorized as Level 2 which the Company valued in accordance with the evaluated price supplied by an independent service or valued using the mean between the last reported bid ask quotation.
The corporate debt in Level 3 is valued based on review of similarly structured issuances in similar jurisdictions. At June 30, 2015, Level 3 corporate debt is valued at cost, which approximates fair value as a result of the Company’s review of similarly structured issuances in comparable jurisdictions or valued based on traded issuances from the issuer.
During the year ended June 30, 2014, approximately $385,000 in investments in private and venture capital securities were transferred out of available-for-sale Level 3 assets and classified as other investments. During the year ended June 30, 2015, approximately $343,000 in investments in available-for-sale corporate debt securities were transferred from level 2 into Level 3.
The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the years ended June 30, 2015, and 2014:

	Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Year Ended June 30,
	2015	2014
(dollars in thousands)	Corporate Debt	Common Stock - International	Corporate Debt	Other
Beginning Balance	$250	$95	$—	$163
Return of capital	(25)	—	—	(43)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	(133)	—	—	—
Included in other comprehensive income (loss)	104	5	—	5
Purchases	—	—	250	160
Sales	—	—	—	—
Transfers into Level 3	343	—	—	—
Transfers out of Level 3	—	(100)	—	(285)
Ending Balance	$539	$—	$250	$—
NOTE 6. INVESTMENT MANAGEMENT AND OTHER FEES
The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management.
The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the years ended June 30, 2015, 2014, and 2013, the Company realized a decrease in its base advisory fee of $1,000,000; $815,000; and $133,000; respectively.
The following changes were made during fiscal year 2014 to the mutual funds the Company manages: (1) the Global Emerging Markets Fund liquidated on October 31, 2013, (2) the MegaTrends Fund was reorganized into the Holmes Growth Fund (renamed Holmes Macro Trends Fund), (3) the Tax Free Fund was reorganized into the Near-Term Tax Free Fund, (4) the U.S. Government Securities Savings Fund changed from a money market fund to the U.S. Government Securities Ultra-Short Bond Fund, and (5) the U.S. Treasury Securities Cash Fund was liquidated on December 27, 2013.
The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2016. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company were $1.3 million; $2.4 million; and $3.3 million for the years ended June 30, 2015, 2014, and 2013, respectively. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

Prior to the U.S. Treasury Securities Cash Fund liquidation and the Government Fund conversion, the Company voluntarily agreed to waive fees and/or reimburse these funds to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (Minimum Yield). The above waived fees include fees waived and/or expenses reimbursed for these funds as a result of this agreement totaling $583,000 and $1.2 million for the year ended June 30, 2014, and June 30, 2013, respectively.
The Company may recapture any fees waived and/or expenses reimbursed to maintain Minimum Yield within three years after the end of the funds’ fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $510,000 of the waiver for the Government Fund is recoverable by the Company through December 31, 2015, and $498,000 through December 31, 2016. The U.S. Treasury Securities Cash Fund also had waivers subject to future recapture; however, because the fund was liquidated in December 2013, there will be no recapture.
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
In connection with obtaining and/or providing administrative services to the beneficial owners of USGIF through broker-dealers, banks, trust companies and similar institutions which provide such services, the Company receives shareholder services fees at an annual rate of up to 0.20 percent of the value of shares held in accounts at the institutions. The Company also receives distribution fees from USGIF based on average net assets.
The Company also serves as investment advisor to an ETF, U. S. Global Jets ETF, that commenced operations in April 2015. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF.
The Company provided advisory services to offshore clients and received a monthly advisory fee based on the net asset values of the clients and performance fees based on the overall increase in net asset values, if any. One of the offshore funds liquidated in November 2013. The contracts between the Company and the offshore clients expire periodically, and management anticipates that its remaining offshore clients will renew the contracts. The Company recorded advisory and performance fees from these clients totaling $130,000 and $0 for the year ended June 30, 2015; $190,000 and $4,000 for the year ended June 30, 2014; and $299,000 and $19,000 for the year ended June 30, 2013, respectively.
The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent to USGIF until conversion to a third party transfer agent on December 9, 2013. Before the conversion, USSI received fees based on the number of shareholder accounts, transaction and activity-based fees and certain miscellaneous fees. The transfer agency fees are included in “discontinued operations” in the Consolidated Statements of Operations.
NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2015	2014
Building and land	$4,608	$4,608
Furniture, equipment, and other	2,412	2,795
	7,020	7,403
Accumulated depreciation	(4,284)	(4,379)
Net property and equipment	$2,736	$3,024
Depreciation expense totaled $282,000; $255,000; and $275,000 in fiscal years 2015, 2014, and 2013, respectively.

NOTE 8. INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30,
(dollars in thousands)	2015	2014
Intangible asset - Non-compete agreement
Gross carrying amount	$90	$90
Accumulated amortization	(49)	(4)
Net carrying amount	$41	$86
The non-compete agreement included as an intangible asset was acquired effective June 1, 2014, in connection with the acquisition of Galileo. This finite-lived identifiable intangible asset is amortized on a straight-line basis over its estimated useful life. As of June 30, 2015, the remaining weighted-average estimated useful life is approximately 0.9 years.
Amortization expense totaled $45,000 and $4,000 for the year ended June 30, 2015, and June 30, 2014, respectively. There was no amortization expense for the year ended 2013. Amortization expense is included in depreciation and amortization on the Consolidated Statements of Operations.
Estimated aggregate annual amortization expense for the intangible asset in each of the five succeeding fiscal years assuming no new acquisitions or impairments is as follows:

(dollars in thousands)	Amortization Expense
2016	$41
2017	—
2018	—
2019	—
2020	—
NOTE 9. OTHER ACCRUED EXPENSES
Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2015	2014
Legal, professional and consulting fees	$270	$325
Vendors payable	333	246
Investments payable	—	187
Platform fees	101	170
Taxes payable	117	131
Other	—	5
Other accrued expenses	$821	$1,064
NOTE 10. BORROWINGS
As of June 30, 2015, the Company has no long-term liabilities.
The Company has access to a $1 million credit facility with a one year maturity for working capital purposes. The credit agreement was renewed effective May 14, 2015, and requires the Company to maintain certain quarterly financial covenants to access the line of credit. The amended credit agreement will expire on May 31, 2016, and the Company intends to renew annually. The Company has been in compliance with all financial covenants during the fiscal year. As of June 30, 2015, the credit facility remains unutilized by the Company.

NOTE 11. LEASE COMMITMENTS
The Company has operating leases for office equipment that expire between fiscal years 2016 and 2018 and for office facilities in Canada that expire in 2018. Lease expenses totaled $514,000; $494,000; and $491,000; in fiscal years 2015, 2014, and 2013, respectively. Minimum non-cancelable lease payments required under operating leases for future periods, are as follows:

(dollars in thousands)
Fiscal Year	Amount
2016	$237
2017	169
2018	101
2019	—
2020	—
Total	$507
NOTE 12. BENEFIT PLANS
The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company has recorded expenses related to the 401(k) plan for contributions of $131,000; $175,000; and $220,000 for fiscal years 2015, 2014, and 2013, respectively.
The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. The Company made no profit sharing contribution in fiscal years 2015, 2014, or 2013.
The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. Similarly, certain employees may contribute to the Near-Term Tax Free Fund, and the Company will match these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $51,000; $58,000; and $79,000 in fiscal years 2015, 2014, and 2013, respectively.
The Company has an Employee Stock Purchase Plan, subject to a current registration statement, whereby eligible employees can purchase treasury shares at market price, and the Company will match their contributions up to 3 percent of gross salary. During fiscal years 2015, 2014, and 2013, employees purchased 37,383; 52,191; and 48,679, respectively, shares of treasury stock from the Company.
Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2015.
NOTE 13. SHAREHOLDERS’ EQUITY
Dividends
A monthly dividend of $0.005 is authorized from July 2015 through September 2015 and a monthly dividend of $0.0025 is authorized from October 2015 through December 2015, and will be considered for continuation at that time by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan
The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, and December 10, 2014, the Board of Directors renewed the repurchase program for calendar year 2014 and 2015, respectively. The total amount of shares that may be repurchased in 2015 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2015, there remains approximately $2.66 million available for repurchase under this authorization.
During fiscal years 2015, 2014, and 2013, the Company repurchased 95,251; 93,351; and 55,052, respectively, of its class A shares on the open market using cash of $292,000; $289,000; and $174,000, respectively. To date, the Company has repurchased a total of 243,654 class A shares under the repurchase program using cash of $755,000.
Other Activity
The Company did not grant any shares of class A common stock to employees during fiscal year 2015, 2014 or 2013. Grants vest immediately after issuance.
The Company granted 3,600; 3,600; and 3,600 shares of class A common stock at a weighted average fair value of $3.24, $3.07, and $4.16 to its non-employee directors in fiscal years 2015, 2014, and 2013, respectively. Grants vest immediately after issuance.
Shareholders of class C shares are allowed to convert to class A. During fiscal years 2015, 2014, and 2013, 60; 1,340; and 2,516 shares, respectively, were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.
Stock-based compensation
In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. As of June 30, 2015, there were no options outstanding under the 1989 Plan.
In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. No options were granted in fiscal years 2015, 2014, or 2013.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.
Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

(dollars in thousands, except price data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2012	29,000	$17.03
Granted	—	n/a
Exercised	—	n/a
Forfeited	—	n/a
Outstanding June 30, 2013	29,000	$17.03
Granted	—	n/a
Exercised	—	n/a
Forfeited	7,000	$11.74
Outstanding June 30, 2014	22,000	$18.72
Granted	—	n/a
Exercised	—	n/a
Forfeited	—	n/a
Outstanding June 30, 2015	22,000	$18.72	2.44	$165
As of June 30, 2015, 2014, and 2013, exercisable employee stock options totaled 22,000; 22,000; and 25,000 shares and had weighted average exercise prices of $18.72, $18.72, and $18.71 per share, respectively.
Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2015, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($ )
1997 Plan Class A	10/3/2007	20,000	2.25	$19.36	20,000	$19.36
	10/7/2009	2,000	4.27	$12.31	2,000	$12.31
		22,000	2.44	$18.72	22,000	$18.72
NOTE 14. INCOME TAXES
The Company and its non-Canadian subsidiaries file a consolidated federal income tax return. USCAN and Galileo file separate tax returns in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. At June 30, 2015, the current deferred tax asset primarily consists of temporary differences in the deductibility of prepaid expenses, accrued liabilities and unrealized gains on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other than temporary impairments on available-for-sale securities, differences in tax and book accumulated depreciation and the difference in tax treatment of stock options. The Company has not recognized deferred income taxes on undistributed earnings of USCAN and Galileo since such earnings are considered to be reinvested indefinitely.
For federal income tax purposes at June 30, 2015, the Company has capital loss carryovers of approximately $24,000 expiring in fiscal year 2020. The Company also has charitable contribution carryovers totaling approximately $121,000 with $68,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, and $19,000 expiring in fiscal year 2020. The Company has federal net operating loss carryovers of $3.0 million expiring in fiscal year 2035. For Canadian income tax purposes, Galileo has cumulative eligible capital carryovers of $287,000 with no expiration and net operating loss carryovers of $85,000, $156,000, and $58,000 expiring in fiscal 2025 , 2027 and 2030, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2015, 2014, and 2013 a valuation allowance of $2,073,000, $35,000, and $27,000, respectively, was included related to net operating loss carryover, other carryovers and book/tax differences in the balance sheet.
The Company's components of income (loss) before tax by jurisdiction is as follows:

	Year Ended June 30,
(dollars in thousands)	2015	2014	2013
United States	$(3,400)	$(1,934)	$(234)
Canada	246	329	55
Total	$(3,154)	$(1,605)	$(179)
The reconciliation of income tax computed for continuing operations at the statutory rates to income tax expense is:

	Year Ended June 30,
(dollars in thousands)	2015	% of Pretax	2014	% of Pretax	2013	% of Pretax
Tax expense (benefit) at statutory rate - continuing operations	$(1,072)	34.0%	$(421)	34.0%	$24	34.0%
Valuation allowance	1,857	(58.9)%	35	(2.8)%	27	38.0%
Nondeductible membership dues	23	(0.7)%	25	(2.0)%	27	38.0%
Nondeductible meals and entertainment	15	(0.5)%	25	(2.0)%	44	62.0%
Non-deductible insurance	8	(0.3)%	8	(0.6)%	8	11.3%
Nondeductible gain on business combination	—	—%	(99)	8.0%	—	—%
Non-taxable dividend income	(25)	0.8%	(33)	2.7%	(35)	(49.3)%
Other	16	(0.5)%	(57)	4.5%	5	7.0%
Total tax expense (benefit) - continuing operations	$822	(26.1)%	$(517)	41.8%	$100	141.0%
Components of total tax expense (benefit) are as follows:

	Year Ended June 30,
(dollars in thousands)	2015	2014	2013
Continuing Operations
Current tax expense (benefit) - U.S. Federal	$(21)	$(904)	$91
Current tax expense (benefit) - Non-U.S.	36	—	—
Deferred tax expense (benefit) - U.S. Federal	807	387	9
Total tax expense (benefit) - continuing operations	$822	$(517)	$100

Discontinued Operations
Current tax expense (benefit) - U.S. Federal	—	(125)	(85)
Total tax expense (benefit)	$822	$(642)	$15

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective statutory tax rate are as follows:

	Year Ended June 30,
(dollars in thousands)	2015	2014
Book/tax differences in the balance sheet
Trading securities	$289	$84
Prepaid expenses	(115)	(142)
Accumulated depreciation	129	120
Available-for-sale securities	366	(176)
Accrued expenses	125	108
Stock-based compensation expense	103	103
Tax Carryovers
Net operating loss carryover	1,051	—
Cumulative eligible capital carryover	76	—
Capital loss carryover	8	252
Charitable contributions carryover	41	35
Valuation Allowance	(2,073)	(35)
Net deferred tax asset	$—	$349
NOTE 15. EARNINGS PER SHARE
The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2015	2014	2013
Net income (loss)
Loss from continuing operations	$(3,976)	$(720)	$(29)
Less: Income attributable to non-controlling interest in subsidiary	54	7	—
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(4,030)	(727)	(29)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	—	(243)	(165)
Net loss attributable to U.S. Global Investors, Inc.	$(4,030)	$(970)	$(194)

Weighted average number of outstanding shares
Basic	15,399,831	15,459,022	15,482,612
Effect of dilutive securities
Employee stock options	—	—	—
Diluted	15,399,831	15,459,022	15,482,612

Earnings (loss) per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.26)	$(0.04)	$0.00
Loss from discontinued operations	0.00	(0.02)	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.26)	$(0.06)	$(0.01)
Diluted
Loss from continuing operations	$(0.26)	$(0.04)	$0.00
Loss from discontinued operations	0.00	(0.02)	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.26)	$(0.06)	$(0.01)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2015, 2014, and 2013, employee stock options for 22,000; 22,000; and 29,000 shares were excluded from diluted EPS.
During fiscal years 2015, 2014, and 2013, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency translation adjustment	Total
Balance at June 30, 2012	$466	$—	$466
Other comprehensive loss before reclassifications	530	—	530
Tax effect	(180)	—	(180)
Amount reclassified from AOCI	(248)	—	(248)
Tax effect	84	—	84
Net other comprehensive loss for 2013	186	—	186
Balance at June 30, 2013	652	—	652
Other comprehensive income before reclassifications	1,399	18	1,417
Tax effect	(476)	—	(476)
Amount reclassified from AOCI	(1,041)	—	(1,041)
Tax effect	354	—	354
Net other comprehensive income for 2014	236	18	254
Balance at June 30, 2014	888	18	906
Other comprehensive income before reclassifications	(1,341)	(162)	(1,503)
Tax effect	341	—	341
Amount reclassified from AOCI	(344)	—	(344)
Tax effect	117	—	117
Net other comprehensive income for 2015	(1,227)	(162)	(1,389)
Balance at June 30, 2015	$(339)	$(144)	$(483)

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.
NOTE 17. FINANCIAL INFORMATION BY BUSINESS SEGMENT
The Company manages the following business segments:

1.
Investment Management Services, by which the Company offers, through USGIF, offshore clients, and an ETF client a range of investment management products and services to meet the needs of individual and institutional investors;

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

The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services		Investment Management Services - Canada		Corporate Investments	Consolidated
Year ended June 30, 2015
Net operating revenues	$7,364	[1]	$2,007	[2]	$—	$9,371
Net other income	$—		$—		$434	$434
Income (loss) from continuing operations before income taxes	$(3,555)		$9		$392	$(3,154)
Loss from discontinued operations	$—		$—		$—	$—
Depreciation and amortization	$253		$74		$—	$327
Capital expenditures	$40		$—		$—	$40
Gross identifiable assets at June 30, 2015	$6,519		$1,841		$22,410	$30,770
Deferred tax asset						$—
Consolidated total assets at June 30, 2015						$30,770

Year ended June 30, 2014
Net operating revenues	$11,205	[1]	$234	[2]	$—	$11,439
Net other income	$—		$—		$2,165	$2,165
Income (loss) from continuing operations before income taxes	$(3,426)		$31		$2,158	$(1,237)
Loss from discontinued operations	$(243)		$—		$—	$(243)
Depreciation and amortization	$252		$7		$—	259
Capital expenditures	$30		$—		$—	$30

Year ended June 30, 2013
Net operating revenues	$17,318	[1]	$—	[2]	$—	$17,318
Net other income	$—		$—		$262	$262
Income (loss) from continuing operations before income taxes	$(178)		$—		$249	$71
Loss from discontinued operations	$(165)		$—		$—	$(165)
Depreciation and amortization	$275		$—		$—	275
Capital expenditures	$39		$—		$—	$39

[1]	Includes operating revenues from USGIF of $7,208, $11,011 and $17,000 in fiscal years 2015, 2014, and 2013, respectively.

[2]	Includes operating revenues from Galileo Funds of $1,638, $184 and $0; and other advisory clients of $354, $48 and $0 in fiscal years 2015, 2014, and 2013, respectively.

NOTE 18. RELATED PARTY TRANSACTIONS
On June 30, 2015, and 2014, the Company had $17.1 million and $19.4 million, respectively, at fair value invested in USGIF and offshore clients the Company advises. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities” in fiscal year 2015, and in “cash and cash equivalents,” “trading securities” and “available-for-sale securities” in fiscal year 2014. The Company recorded $157,000; $132,000; and $114,000 in dividend income and $(846,000); $(143,000); and $(147,000) in net unrealized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2015, 2014, and 2013, respectively.
The Company earned advisory, administrative, distribution and shareholder services fees, as applicable, from the various funds for which it and its subsidiaries act as investment adviser, as disclosed in Note 4. Receivables include amount due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds, for expense reimbursements. As of June 30, 2015, and 2014, the Company had $701,000 and $1.3 million, respectively, of receivables from mutual funds included in the Consolidated Balance Sheets within “receivables.”
Frank Holmes, a director and Chief Executive Officer of the Company, is a trustee of USGIF. Mr. Holmes is a director of each offshore fund and is also a director of Meridian Fund Managers Ltd., the manager of the offshore funds.
The Company has an available-for-sale investment in Charlemagne Capital Limited with a fair value of approximately $864,000 and $1,314,000 at June 30, 2015 and 2014, respectively. Charlemagne Capital (IOM) Limited, a wholly owned subsidiary of Charlemagne Capital Limited, was the non-discretionary subadviser to the Emerging Europe Fund, a fund within USGIF, through July 31, 2014.
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
The Board of Directors has authorized a monthly dividend of $0.005 per share from July 2015 through September 2015 and a monthly dividend of $0.0025 from October 2015 through December 2015, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2015 to December 2015 will be approximately $345,000.

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
Note that quarterly per share amounts may not add to the annual total due to rounding.

	Quarters
Fiscal 2015	1st	2nd	3rd	4th	Total
(dollars in thousands except per share data)
Operating revenues	$3,297	$2,371	$1,831	$1,872	$9,371
Loss from continuing operations before income taxes	(96)	(838)	(969)	(1,251)	(3,154)
Tax expense (benefit)	(7)	3	25	801	822
Loss from continuing operations	(89)	(841)	(994)	(2,052)	(3,976)
Net loss	(89)	(841)	(994)	(2,052)	(3,976)
Net income attributable to non-controlling interest	39	1	13	1	54
Net loss attributable to U.S. Global Investors, Inc.	(128)	(842)	(1,007)	(2,053)	(4,030)
Comprehensive loss	(593)	(1,586)	(1,225)	(2,101)	(5,505)
Comprehensive loss attributable to U.S. Global Investors, Inc.	(604)	(1,562)	(1,177)	(2,076)	(5,419)
Earnings (loss) per share attributable to U.S. Global Investors, Inc.:
Basic
Loss from continuing operations	$(0.01)	$(0.05)	$(0.07)	$(0.13)	$(0.26)
Loss from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net loss attributable to U.S. Global Investors, Inc.	$(0.01)	$(0.05)	$(0.07)	$(0.13)	$(0.26)
Diluted
Loss from continuing operations	$(0.01)	$(0.05)	$(0.07)	$(0.13)	$(0.26)
Loss from discontinued operations	0.00	0.00	0.00	0.00	0.00
Net loss attributable to U.S. Global Investors, Inc.	$(0.01)	$(0.05)	$(0.07)	$(0.13)	$(0.26)

	Quarters
Fiscal 2014	1st	2nd	3rd	4th	Total
(dollars in thousands except per share data)
Operating revenues	$3,052	$2,740	$2,742	$2,905	$11,439
Income (loss) from continuing operations before income taxes	(23)	(1,424)	(12)	222	(1,237)
Tax expense (benefit)	(14)	(466)	14	(51)	(517)
Income (loss) from continuing operations	(9)	(958)	(26)	273	(720)
Loss on discontinued operations	(28)	(207)	(2)	(6)	(243)
Net income (loss)	(37)	(1,165)	(28)	267	(963)
Net income attributable to non-controlling interest	—	—	—	7	7
Net income (loss) attributable to U.S. Global Investors, Inc.	(37)	(1,165)	(28)	260	(970)
Comprehensive income (loss)	(236)	(1,052)	151	430	(707)
Comprehensive income (loss) attributable to U.S. Global Investors, Inc.	(236)	(1,052)	151	421	(716)
Earnings (loss) per share attributable to U.S. Global Investors, Inc.:
Basic
Income (loss) from continuing operations	$0.00	$(0.06)	$0.00	$0.02	$(0.04)
Loss from discontinued operations	0.00	(0.02)	0.00	0.00	(0.02)
Net income (loss) attributable to U.S. Global Investors, Inc.	$0.00	$(0.08)	$0.00	$0.02	$(0.06)
Diluted
Income (loss) from continuing operations	$0.00	$(0.06)	$0.00	$0.02	$(0.04)
Loss from discontinued operations	0.00	(0.02)	0.00	0.00	(0.02)
Net income (loss) attributable to U.S. Global Investors, Inc.	$0.00	$(0.08)	$0.00	$0.02	$(0.06)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management believes that, as of June 30, 2015, the Company’s management has maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Part III of Annual Report on Form 10-K
Item 10. Directors, Executive Officers and Corporate Governance
The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	60
Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served as Trustee of U.S. Global Investors Funds since August 1989. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006, Director of Meridian Global Dividend Income Fund from April 2011 to March 2014.

Jerold H. Rubinstein	77
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

Roy D. Terracina	68
Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Chairman of the Board of Our Lady of the Lake University since September 2006.

Thomas F. Lydon, Jr.	55
Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Trustee of Rydex/SGI from June 2005 to February 2012. Trustee of Guggenheim Investments since February 2012.

Susan B. McGee	56
President of the Company since February 1998, General Counsel since March 1997. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Lisa C. Callicotte	42
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
Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2015 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held six meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the Annual Meeting of Shareholders. Three of the four directors attended the 2014 Annual Meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member
Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s internal audit function and independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board of Directors. The Audit Committee met seven times during the past fiscal year. Each incumbent committee member attended at least 75 percent of the committee meetings during the last fiscal year.
Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2015, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.
The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2015 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.
Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2015.
Compensation Committee. The Compensation Committee assists the Board of Directors in carrying out its responsibilities with respect to employee qualified benefit plans and employee programs, executive compensation programs, stock option plans and director compensation programs. The Compensation Committee has broad responsibility for assuring that the Company’s executive officers, including the Company’s Chief Executive Officer, are effectively compensated in terms of salaries, supplemental compensation and benefits that are internally equitable and externally competitive. Additional responsibilities include the review and approval of corporate goals and objectives relevant to the Chief Executive Officer. The Compensation Committee reviews all components of compensation, including salaries, cash incentive plans, long-term incentive plans and various employee benefit matters. The Compensation Committee met two times during the past fiscal year. Each incumbent committee member attended at least 75 percent of the committee meetings during the last fiscal year.

Compensation Committee Interlocks and Insider Participation. During fiscal year 2015, the Compensation Committee consisted of Roy D. Terracina, Thomas F. Lydon, Jr., and Jerold H. Rubinstein. All members of the Compensation Committee were independent directors, and no member was an employee or former employee. During fiscal year 2015, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Compensation Committee.
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
Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2015, its officers and directors, and all of the persons known to it to own more than 10 percent of its common stock, filed all required reports on a timely basis with the exception of one report for which a Form 4 relating to one transaction was not filed on behalf of Frank Holmes; however a Form 5 was filed.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO, and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2015. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.
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
The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal year 2015.

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
Base Salary
Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2015 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.
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
Mr. Holmes considered a matrix of factors in reviewing the performance of, and compensation for, the CFO, Ms. Lisa Callicotte. Mr. Holmes considered such things as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified S-Ox and audit results and the cost of living in San Antonio. Occasionally, Ms. Callicotte receives discretionary bonuses for the completion of special projects.
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

Stock Option Plans
In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2015, no stock options were granted. As of June 30, 2015, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.
In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2015, no stock options were granted. As of June 30, 2015, 581,300 options had been granted; 257,000 shares had been exercised; 302,300 options had expired; 22,000 options remained outstanding, and 121,000 options are available for grant.
2010 Stock Incentive Plan
In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2015, no stock bonuses were awarded to NEOs.
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
401(k) Plan
We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute, on a pretax basis, their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $18,000 in calendar year 2015. An additional “catch-up” pretax contribution of up to $5,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may allocate some or all of their contributions to a separate designated Roth account, commonly known as a Roth 401(k).

Profit Sharing
The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. No profit sharing contributions were made in fiscal years 2015, 2014, or 2013.
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
Employee Stock Purchase Plan
We also have a program whereby eligible employees can purchase treasury shares, at market price, and we will automatically match their contribution up to 3 percent of gross salary. During fiscal years 2015, 2014, and 2013, employees purchased 37,383; 52,191; and 48,679 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.
The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.
Perquisites and Other Benefits
We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2015 in the “All Other Compensation” column.
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

Compensation of Named Executive Officers
The following table sets forth for the fiscal year ended June 30, 2015, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($) [1]	All Other Compensation ($)		Total ($)
(dollars in thousands)
Frank E. Holmes	2013	412	6	—	230	123		771
Chief Executive Officer	2014	422	4	—	220	119		765
Chief Investment Officer	2015	422	6	—	70	118	[2]	616
Catherine A. Rademacher	2013	101	49	—	—	18		168
Chief Financial Officer [4]
Lisa C. Callicotte	2014	135	27	—	—	19		181
Chief Financial Officer [4]	2015	135	30	—	—	19	[3]	184
Susan B. McGee	2013	258	29	—	48	133		468
President	2014	258	34	—	23	123		438
General Counsel	2015	258	36	—	12	128	[5]	434

1.	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.

2.	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $57 in insurance, (ii) $33 in matched contributions, (iii) $18 in memberships, and (iv) $10 in miscellaneous items.

3.	Represents amounts paid by us on behalf of Ms. Callicotte as follows: (i) $17 in matched contributions and (ii) $2 in miscellaneous items.

4.	Ms. Callicotte replaced Ms. Rademacher as Chief Financial Officer effective July 12, 2013.

5.	Represents amounts paid by us on behalf of Ms. McGee as follows: (i) $73 in insurance, (ii) $26 in matched contributions, (iii) $19 in memberships, and (iv) $10 in miscellaneous items.
No stock awards were granted to the named executive officer in fiscal year 2015.
During fiscal year 2015, there were no exercises of stock options or vesting of restricted stock. As of June 30, 2015, Ms. Callicotte held 2,000 fully vested stock options exercisable at a price of $12.31. These options expire on October 7, 2019. No other options were outstanding for any of the named executive officers.
The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.

Compensation of Directors
The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. The Company grants each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2015, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
(dollars in thousands)
Jerold H. Rubinstein	$109	$4	$113
Roy D. Terracina	$42	$4	$46
Thomas F. Lydon, Jr.	$24	$4	$28

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman.

2.	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2015.
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
Jerold H. Rubinstein
Roy D. Terracina

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners
Class C Common Stock (Voting Stock)
On September 4, 2015, there were 2,069,127 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.78%
7900 Callaghan Road
San Antonio, TX 78229
Class A Common Stock (Nonvoting Stock)
On September 4, 2015, there were 13,264,590 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned		Percent of Class (%)
Financial & Investment Management Group, Ltd. - Traverse City, MI [1]	2,638,047	[1]	19.89%
Royce & Associates, LLC [2]	2,050,954	[2]	15.46%

1.	Information is from Schedule 13G as of July 31, 2015, filed with the SEC on August 12, 2015.

2.	Information is from Schedule 13F as of June 30, 2015, filed with the SEC on August 10, 2015.
Security Ownership of Management
The following table sets forth, as of September 4, 2015, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C Common Stock		Class A Common Stock
Beneficial Owner	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.78%	415,321	3.13%
Lisa C. Callicotte, CFO	—	—	12,803	0.10%
Susan B. McGee, President, General Counsel	—	—	96,927	0.73%
Jerold H. Rubinstein, Director	—	—	900	0.01%
Roy D. Terracina, Director	—	—	55,700	0.42%
Thomas F. Lydon, Jr., Director	—	—	9,400	0.07%
All directors and executive officers as a group (six persons)	2,064,560	99.78%	591,051	4.46%

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	—	—	717,000
1997 Non-Qualified Stock Option Plan [2]	22,000	$18.72	121,000
Employee Stock Purchase Plan [3]	N/A	N/A	121,369
2010 Stock Incentive Plan [4]	N/A	N/A	81,400
Total	22,000		1,040,769

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.

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
Item 14. Principal Accounting Fees and Services
The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2015, and 2014, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2015	2014
Audit fees [1]	$245	$296
Audit-related fees [2]	10	10
Tax fees [3]	39	29
Total fees	$294	$335

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
All services provided by BDO USA, LLP in the fiscal years ended June 30, 2015, and 2014, were pre-approved by the Audit Committee.

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

10.16	Note Modification Agreement dated May 14, 201, by and between the Company and JPMorgan Chase Bank, N.A., included herein.
10.17
Amended and Restated Administrative Services Agreement, dated August 14, 2014, and effective as of November 1, 2014, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., (EDGAR Accession No. 0001104659-14-062160).

10.18	Line of Credit Note dated June 29, 2015, between the Company and JP Morgan Chase Bank N.A., included herein.
14.01
Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 23, 2009, incorporated by reference, filed on September 10, 2009 (EDGAR Accession No. 0000950123-09-042459).

14.02	Code of Ethics, adopted June 28, 1989, and amended April 29, 2015, included herein.
21	List of Subsidiaries of the Company, included herein.
23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016).
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
101.INS	INS XBRL Instance Document.
101.SCH	SCH XBRL Taxonomy Extension Schema Document.
101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GLOBAL INVESTORS, INC.

		By:	/s/ Frank E. Holmes
FRANK E. HOLMES
Date:	September 16, 2015	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Frank E. Holmes
FRANK E. HOLMES	Chief Executive Officer Chief Investment Officer Director	September 16, 2015

* /s/ Thomas F. Lydon, Jr.
THOMAS F. LYDON, JR.	Director	September 16, 2015

* /s/ Jerold H. Rubinstein
JEROLD H. RUBINSTEIN	Chairman, Board of Directors	September 16, 2015

* /s/ Roy D. Terracina
ROY D. TERRACINA	Director	September 16, 2015

/s/ Lisa C. Callicotte
LISA C. CALLICOTTE	Chief Financial Officer	September 16, 2015

*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		September 16, 2015