Form 10-Q
period 2015-09-30
U S GLOBAL INVESTORS INC
filed 2015-11-12
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                                NO ☒

On November 2, 2015, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and 13,239,021 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(UNAUDITED)
Assets
(dollars in thousands)
Current Assets
Cash and cash equivalents	$4,474	$3,507
Trading securities, at fair value	15,140	15,640
Receivables	654	1,837
Prepaid expenses	326	410
Total Current Assets	20,594	21,394

Net Property and Equipment	2,665	2,736

Other Assets
Investment securities available-for-sale, at fair value	3,177	4,263
Other investments	2,303	2,303
Intangible assets, net	30	41
Other assets, long term	32	33
Total Other Assets	5,542	6,640
Total Assets	$28,801	$30,770
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$160	$119
Accrued compensation and related costs	498	456
Dividends payable	115	231
Other accrued expenses	700	821
Total Current Liabilities	1,473	1,627

Commitments and Contingencies (Note 11)

Shareholders' Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,421 at September 30, 2015, and June 30, 2015	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 shares at September 30, 2015, and June 30, 2015	52	52
Additional paid-in-capital	15,683	15,694
Treasury stock, class A shares at cost; 610,977 and 555,786 shares at September 30, 2015, and June 30, 2015, respectively	(1,580)	(1,464)
Accumulated other comprehensive loss, net of tax	(1,148)	(483)
Retained earnings	13,441	14,423
Total U.S. Global Investors Inc. Shareholders' Equity	26,795	28,569
Non-Controlling Interest in Subsidiary	533	574
Total Shareholders' Equity	27,328	29,143
Total Liabilities and Shareholders' Equity	$28,801	$30,770

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014
Operating Revenues
Advisory fees	$1,139	$2,420
Distribution fees	245	463
Administrative services fees	111	208
Shareholder services fees	103	206
	1,598	3,297
Operating Expenses
Employee compensation and benefits	1,466	1,578
General and administrative	981	1,178
Platform fees	342	680
Advertising	117	94
Depreciation	80	83
	2,986	3,613
Operating Loss	(1,388)	(316)
Other Income
Investment income	534	220
Total Other Income	534	220
Loss Before Income Taxes	(854)	(96)
Provision for Federal Income Taxes
Tax expense (benefit)	11	(7)
Net Loss	(865)	(89)
Less: Net Income Attributable to Non-Controlling Interest	3	39
Net Loss Attributable to U.S. Global Investors, Inc.	$(868)	$(128)

Basic Net Loss per Share	$(0.06)	$(0.01)
Diluted Net Loss per Share	$(0.06)	$(0.01)
Basic weighted average number of common shares outstanding	15,342,186	15,429,327
Diluted weighted average number of common shares outstanding	15,342,186	15,429,327

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)  (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2015	2014
Net Loss Attributable to U.S. Global Investors, Inc.	$(868)	$(128)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized losses on available-for-sale securities arising during period	(113)	(231)
Less: reclassification adjustment for gains/losses included in net income	(471)	(195)
Net change from available-for-sale investments, net of tax	(584)	(426)
Foreign currency translation adjustment	(125)	(78)
Other Comprehensive Loss	(709)	(504)
Comprehensive Loss	(1,577)	(632)
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(44)	(28)
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(1,533)	$(604)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2015	2014
Cash Flows from Operating Activities:
Net loss	$(865)	$(89)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80	83
Net recognized loss on disposal of fixed assets	-	26
Net recognized gain on securities	(438)	(295)
Provision for deferred taxes	-	3
Stock bonuses	8	3
Changes in operating assets and liabilities:
Accounts receivable	1,172	226
Prepaid and other assets	82	179
Trading securities	464	231
Accounts payable and accrued expenses	(23)	(477)
Total adjustments	1,345	(21)
Net cash provided by (used in) operating activities	480	(110)
Cash Flows from Investing Activities:
Purchase of property and equipment	(5)	(35)
Purchase of available-for-sale securities	-	(62)
Purchase of other investments	-	(1,000)
Proceeds on sale of available-for-sale securities	962	351
Return of capital on investment	13	6
Net cash provided by (used in) investing activities	970	(740)
Cash Flows from Financing Activities:
Issuance of common stock	28	32
Repurchases of common stock	(163)	(59)
Dividends paid	(230)	(232)
Net cash used in financing activities	(365)	(259)
Effect of exchange rate changes on cash and cash equivalents	(118)	(67)
Net increase (decrease) in cash and cash equivalents	967	(1,176)
Beginning cash and cash equivalents	3,507	5,910
Ending cash and cash equivalents	$4,474	$4,734
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2015.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65% interest in Galileo Global Equity Advisor Inc. (“Galileo”).

Galileo is consolidated with the operations of the Company.  The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets.  Frank Holmes, CEO, and Susan McGee, President and General Counsel, serve as directors of Galileo.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, the funds it advises. The Company has determined that these entities qualify for the investment company deferral in Accounting Standards Codification (“ASC”) 810-10-65-2 (aa) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant to the total ownership of the fund, and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary of these VIEs.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2015, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 became effective for the Company on July 1, 2015. The adoption of ASU 2014-08 was not material to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, Consolidation. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the available transition methods.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and early adoption is permitted. The update requires the retrospective adoption approach. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 2. INVESTMENTS

As of September 30, 2015, the Company held investments with a fair value of approximately $18.3 million and a cost basis of approximately $20.2 million. The fair value of these investments is approximately 63.6% of the Company’s total assets.  In addition, the Company held other investments of $2.3 million accounted for under the cost method of accounting.  On September 30, 2015, the Company had $16.2 million and $349,000 at fair value invested in USGIF and an offshore fund the Company advises, respectively. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities.”

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

The following details the components of the Company’s investments recorded as fair value as of September 30, 2015, and June 30, 2015.

	September 30, 2015
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities1
Offshore fund	$1,184	$-	$(835)	$349
Mutual funds - Fixed income	14,291	134	(1)	14,424
Mutual funds - Domestic equity	535	-	(168)	367
Other	46	-	(46)	-
Total trading securities	$16,056	$134	$(1,050)	$15,140

Available-for-sale securities2
Common Stock - Domestic	$109	$-	$(11)	$98
Common Stock - International	659	58	(82)	635
Corporate debt	1,394	-	(750)	644
Mutual funds - Fixed income	1,229	14	(32)	1,211
Mutual funds - Domestic equity	543	-	(110)	433
Other	166	-	(10)	156
Total available-for-sale securities3	$4,100	$72	$(995)	$3,177

	June 30, 2015
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities1
Offshore fund	$1,184	$-	$(703)	$481
Mutual funds - Fixed income	14,691	68	(5)	14,754
Mutual funds - Domestic equity	535	-	(130)	405
Other	81	-	(81)	-
Total trading securities	$16,491	$68	$(919)	$15,640

Available-for-sale securities2
Common Stock - Domestic	$535	$316	$(9)	$842
Common Stock - International	695	309	(39)	965
Corporate debt	1,433	-	(817)	616
Mutual funds - Fixed income	1,227	9	(22)	1,214
Mutual funds - Domestic equity	543	-	(80)	463
Other	169	1	(7)	163
Total available-for-sale securities3	$4,602	$635	$(974)	$4,263

1	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
3
Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of September 30, 2015, are $(923) and $(923), respectively, and as of June 30, 2015, are ($339) and ($339), respectively.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$98	$(11)	$98	$(11)
Common stock - International	154	(25)	89	(57)	243	(82)
Corporate debt	-	-	431	(750)	431	(750)
Mutual funds - Fixed income	63	(13)	134	(19)	197	(32)
Mutual funds - Domestic equity	433	(110)	-	-	433	(110)
Other	155	(10)	-	-	155	(10)
Total available-for-sale securities	$805	$(158)	$752	$(837)	$1,557	$(995)

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$77	$(7)	$107	$(2)	$184	$(9)
Common stock - International	114	(23)	39	(16)	153	(39)
Corporate debt	386	(817)	-	-	386	(817)
Mutual funds - Fixed income	67	(7)	139	(15)	206	(22)
Mutual funds - Domestic equity	463	(80)	-	-	463	(80)
Other	112	(7)	-	-	112	(7)
Total available-for-sale securities	$1,219	$(941)	$285	$(33)	$1,504	$(974)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions.  The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

	Three Months Ended September 30,
(dollars in thousands)	2015	2014
Investment Income
Realized gains on sales of available-for-sale securities	$531	$295
Realized losses on sales of trading securities	(35)	-
Unrealized losses on trading securities	(64)	(231)
Realized foreign currency gains	35	20
Other-than-temporary declines in available-for-sale securities	(60)	-
Dividend and interest income	127	136
Total Investment Income	$534	$220

Included in investment income were other-than temporary declines in value on available-for-sale corporate debt securities of approximately $60,000 for the three months ended September 30, 2015.  The impairment loss resulted from fair values of securities being lower than book value and proposed changes to debt securities.  Three securities with a combined cost basis of $49,000 were written down to a combined fair value of $12,000.  Another security was written down to the net present value of estimated cash flows.  This security had a cost basis of $970,000 and was written down to $947,000.  In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company's ability to hold the investment until recovery.

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

The following presents fair value measurements, as of September 30, 2015, and June 30, 2015, for the major categories of U.S. Global’ s investments measured at fair value on a recurring basis:

	September 30, 2015
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Trading securities
Offshore fund	$-	$349	$-	$349
Mutual funds - Fixed income	14,424	-	-	14,424
Mutual funds - Domestic equity	367	-	-	367
Other	-	-	-	-
Total trading securities	14,791	349	-	15,140
Available-for-sale securities
Common stock - Domestic	$98	$-	$-	$98
Common stock - International	625	10	-	635
Corporate debt	-	85	559	644
Mutual funds - Fixed income	1,211	-	-	1,211
Mutual funds - Domestic equity	433	-	-	433
Other	156	-	-	156
Total available-for-sale securities	2,523	95	559	3,177
Total	$17,314	$444	$559	$18,317

	June 30, 2015
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Trading securities
Offshore fund	$-	$481	$-	$481
Mutual funds - Fixed income	14,754	-	-	14,754
Mutual funds - Domestic equity	405	-	-	405
Other	-	-	-	-
Total trading securities	15,159	481	-	$15,640
Available-for-sale securities
Common stock - Domestic	$842	$-	$-	$842
Common stock - International	965	-	$-	965
Corporate debt	-	77	539	616
Mutual funds - Fixed income	1,214	-	-	1,214
Mutual funds - Domestic equity	463	-	-	463
Other	163	-	-	163
Total available-for-sale securities	3,647	77	539	4,263
Total	$18,806	$558	$539	$19,903

As of September 30, 2015, approximately 95 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, two percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining three percent are Level 3 inputs. As of June 30, 2015, approximately 94 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, three percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining three percent are Level 3 inputs.  The Company had transfers from Level 1 to Level 2 in the amount of $10,000 due to securities valued at quoted price less a discount at September 30, 2015, and which were valued at a quoted price at the prior period end.  The Company recognizes transfers between levels at the end of each quarter.

In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $349,000 as of September 30, 2015, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In addition, the Company has investments in corporate debt securities of $85,000 as of September 30, 2015, categorized as Level 2, which the Company valued using the mean between the last reported bid ask quotation.

The corporate debt in Level 3 is valued based on review of similarly structured issuances in similar jurisdictions.  At September 30, 2015, the Level 3 corporate debt is valued at cost, which approximates fair value as a result of the Company’s review of similar structured issuances in similar jurisdictions, or valued based on traded issuances from the issuer.

The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the three months ended September 30, 2015, and September 30, 2014:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	September 30, 2015	September 30, 2014
(dollars in thousands)	Corporate Debt	Corporate Debt
Beginning Balance	$539	$250
Return of capital	(13)	(6)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	(23)	-
Included in other comprehensive income (loss)	56	6
Purchases	-	-
Sales	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending Balance	$559	$250

NOTE 4. INVESTMENT MANAGEMENT, TRANSFER AGENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management.  The Company recorded base advisory fees from USGIF totaling $885,000 and $1.9 million for the three months ended September 30, 2015 and 2014, respectively.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended September 30, 2015 and 2014, the Company realized a decrease in its base advisory fee of $168,000 and $183,000, respectively.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2016. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three months ended September 30, 2015 and 2014, were $378,000 and $277,000, respectively.

Prior to the U.S. Government Securities Savings Fund conversion, the Company voluntarily agreed to waive fees and/or reimburse the Government Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (“Minimum Yield”).  The Company may recapture any fees waived and/or expenses reimbursed to maintain the Minimum Yield within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement. Thus, $510,000 of the waiver for the Government Fund is recoverable by the Company through December 31, 2015; and $498,000 through December 31, 2016.

USGIF pays the Company a distribution fee at an annual rate of 0.25 percent of the average daily net assets of the investor class of each of the equity funds.

The Company receives shareholder servicing fees from USGIF based on the value of assets held through broker-dealer platforms.

Effective in December 2013, administrative service fees paid to the Company by USGIF changed from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each fund, based on average daily net assets, plus $10,000 per fund per year.  Effective November 1, 2014, the per fund fee changed to $7,000 per year.

As of September 30, 2015, the Company had $563,000 of receivables from USGIF included in the Consolidated Balance Sheets within “receivables.”

The Company also serves as investment adviser to an exchange traded fund (“ETF’) client, U. S. Global Jets ETF, that commenced operations in April 2015.  The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded ETF advisory fees totaling $70,000 for the three months ended September 30, 2015.

The Company provides advisory services for two offshore clients and received advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $22,000 and $47,000 for the three months ended September 30, 2015 and 2014. Frank Holmes, CEO, serves as a director of the offshore clients.

Galileo provides advisory services for clients and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $330,000 and $662,000 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 5. BORROWINGS

As of September 30, 2015, the Company has no borrowings or long-term liabilities.

The Company has access to a $1 million credit facility, which can be utilized for working capital purposes and is available through May 31, 2016.  The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of September 30, 2015, this credit facility remained unutilized by the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share is authorized through December 31, 2015, and will be reviewed by the board quarterly.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, and December 10, 2014, the Board of Directors renewed the repurchase program for calendar year 2014 and 2015, respectively. The total amount of shares that may be repurchased in 2015 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2015 and 2014, the Company repurchased 73,021 and 16,793 class A shares using cash of $163,000 and $59,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options outstanding and exercisable at September 30, 2015, were 22,000 at a weighted average exercise price of $18.72. There were no options granted, exercised or forfeited for the three months ended September 30, 2015.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three months ended September 30, 2015 and 2014. As of September 30, 2015 and 2014, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 7. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014
Net loss attributable to U.S. Global Investors, Inc.	$(868)	$(128)

Weighted average number of outstanding shares
Basic	15,342,186	15,429,327
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,342,186	15,429,327

Loss per share attributable to U.S. Global Investors, Inc.
Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2015 and 2014, 22,000 options were excluded from diluted EPS.

During the three months ended September 30, 2015 and 2014, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 8. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada.  Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other-than-temporary impairments on available-for-sale securities, differences in tax and book accumulated depreciation and the difference in tax treatment of stock options. The Company has not recognized deferred income taxes on undistributed earnings of USCAN and Galileo since such earnings are considered to be reinvested indefinitely.

For federal income tax purposes at September 30, 2015, the Company has charitable contribution carryovers totaling approximately $122,000 with $68,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020 and $1,000 expiring in 2021.  The Company has federal net operating loss carryovers of $3.772 million with $3.0 million expiring in fiscal year 2035 and $772,000 expiring in fiscal year 2036.  For Canadian income tax purposes, Galileo has cumulative eligible capital carryovers of $246,000 with no expiration and net operating loss carryovers of $64,000, $116,000, $43,000, and $39,000 expiring in fiscal 2025, 2027, 2029 and 2030, respectively.  If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2015, and June 30, 2015, a valuation allowance of $2,362,000 and $2,073,000, respectively, was included related to net operating loss carryovers, other carryovers and book/tax differences in the balance sheet.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) ("AOCI") by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments 1	Foreign currency adjustment	Total
Balance at June 30, 2015	$(339)	$(144)	$(483)
Other comprehensive loss before reclassifications	(113)	(81)	(194)
Tax effect	-	-	-
Amount reclassified from AOCI	(471)	-	(471)
Tax effect	-	-	-
Net other comprehensive loss for quarter	(584)	(81)	(665)
Balance at September 30, 2015	$(923)	$(225)	$(1,148)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments 1	Foreign currency adjustment	Total
Balance at June 30, 2014	$888	$18	$906
Other comprehensive loss before reclassifications	(350)	(50)	(400)
Tax effect	119	-	119
Amount reclassified from AOCI	(295)	-	(295)
Tax effect	100	-	100
Net other comprehensive loss for 2014	(426)	(50)	(476)
Balance at September 30, 2014	$462	$(32)	$430

1	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and an ETF client, investment management services in Canada, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services		Investment Management Services - Canada		Corporate Investments	Consolidated
Three months ended September 30, 2015
Net operating revenues	$1,268	1	$330	2	$-	$1,598
Net other income	$-		$-		$534	$534
Income (loss) before income taxes	$(1,335)		$(45)		$526	$(854)
Depreciation and amortization	$64		$16		$-	$80
Capital expenditures	$5		$-		$-	$5
Gross identifiable assets at September 30, 2015	$6,259		$1,686		$20,856	$28,801
Deferred tax asset						$-
Consolidated total assets at September 30, 2015						$28,801
Three months ended September 30, 2014
Net operating revenues	$2,635	1	$662	2	$-	$3,297
Net other income	$-		$-		$220	$220
Income (loss) before income taxes	$(384)		$68		$220	$(96)
Depreciation	$63		$20		$-	$83
Capital expenditures	$35		$-		$-	$35

1	Includes operating revenues from USGIF of $1,176 and $2,588 for the three months ended September 30, 2015 and September 30, 2014, respectively.
2	Includes operating revenues from Galileo Funds of $267 and $545; and other advisory clients of $61 and $113 for the three months ended September 30, 2015 and September 30, 2014, respectively.

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

The Board has authorized a monthly dividend of $0.0025 per share through December 31, 2015, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2015 is approximately $115,000.

NOTE 12. SUBSEQUENT EVENTS

On November 12, 2015, a proxy statement and notice of a special meeting of USGIF shareholders, to be held on December 9, 2015, was filed with the SEC.  The purpose of the special meeting is to ask the shareholders of the Funds to elect a new slate of trustees to the Board of Trustees of the Funds. If successful, such action would facilitate the Funds becoming part of the family of funds that receive administrative, fund accounting and transfer agency services from Atlantic Fund Services (“Atlantic”). Transitioning the Funds to the Atlantic-sponsored family of funds may enable the Funds to realize certain operational economies of scale.  The Company and the current Board of Trustees of the Funds endorse this proposal.

If the proposed trustees are elected, it is anticipated that Atlantic will, over time, provide administrative, fund accounting and transfer agency services to the Funds.  A revised administration agreement between the Funds and the Company is anticipated whereby the Company will provide reduced administrative services to the Funds than it currently provides, and at a reduced fee level. For the three months ending September 30, 2015, revenue from administrative fees was $111,000.  The estimated administrative fees for the quarter ending September 30, 2015, if the revised agreement had been in place before July 1, 2015, would have been approximately $50,000. There is no assurance, however, that the new Board will approve the revised agreement.  The Company will continue to  provide the day-to-day investment management of the Funds pursuant to the investment advisory agreement currently in effect.

It is anticipated that a third-party will become the distributor for the Funds.  Therefore, the Company’s wholly-owned subsidiary, U.S. Global Brokerage, Inc., will cease to be the distributor for the Funds and will no longer receive distribution fees and shareholder services fees from the Funds.  The Company expects to be reimbursed for certain platform expenses and other distribution-related expenses, thereby reducing the Company’s expenses.  For the three months ending September 30, 2015, revenue from distribution fees and shareholder services fees were $245,000 and $103,000, respectively.

It is also anticipated that certain other expenses of the Funds will be reduced upon implementation of the proposal.  The Company currently waives or reduces its fees and/or agrees to pay expenses of the Funds above a certain amount.  If the proposal is approved and expenses of the Funds are reduced, the Company expects that the fees it waives or expenses it pays to cap the Funds’ expenses will decrease.  The Company will review and streamline processes and costs related to the reduction in services and responsibilities to the Funds.  All costs related to the proposal will be split equally between the Company and the Funds, with the Funds’ portion exclusive of each Fund’s expense cap. The total costs are estimated to be approximately $660,000, but could be higher or lower.  The Company’s portion, approximately $330,000, is expected to be included as an expense in the quarter ending December 31, 2015.

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

Beginning in April 2015, the Company provides advisory services for an exchange traded fund (“ETF”) client and receives monthly advisory fees, based on the net asset values of the fund.  Information on the ETF can be found at www.usglobaletfs.com, including the prospectus, performance and holdings.

The Company provides advisory services for two offshore clients and received advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. Frank Holmes, CEO, serves as a director of the offshore clients.

At September 30, 2015, total assets under management as of period-end, including USGIF, offshore clients and the ETF client, were $565.3 million versus $824.6 million at September 30, 2014, a decrease of 31.4 percent. During the three months ended September 30, 2015, average assets under management were $597.3 million versus $918.1 million during the three months ended September 30, 2014. Total assets under management as of period-end at September 30, 2015, were $565.3 million versus $641.6 million at June 30, 2015, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2015, and 2014:

	Changes in Assets Under Management
	Three Months Ended September 30, 2015
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$442,243	$148,583	$590,826
Market appreciation (depreciation)	(55,267)	918	(54,349)
Dividends and distributions	-	(390)	(390)
Net shareholder redemptions	(22,004)	(1,464)	(23,468)
Ending Balance	$364,972	$147,647	$512,619

Average investment management fee	0.89%	0.00%	0.65%
Average net assets	$393,163	$147,963	$541,126

	Changes in Assets Under Management
	Three Months Ended September 30, 2014
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$815,368	$130,560	$945,928
Market appreciation (depreciation)	(111,834)	223	(111,611)
Dividends and distributions	-	(426)	(426)
Net shareholder purchases (redemptions)	(32,641)	4,817	(27,824)
Ending Balance	$670,893	$135,174	$806,067

Average investment management fee	0.98%	0.00%	0.84%
Average net assets	$765,539	$132,003	$897,542

As shown above, period-end assets under management were lower at September 30, 2015, compared to September 30, 2014. Also, average net assets for the three-month period in the current fiscal year were lower than the same period in the previous fiscal year. Net shareholder redemptions and market depreciation resulted in an overall decrease in net assets.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 65 basis points in the first quarter of fiscal 2016 and 84 basis points in the same period in fiscal 2015. The average investment management fee for the equity funds in the first quarter of fiscal 2016 year was 89 basis points and 98 basis points in the same period in fiscal 2015.  The average investment management fee for the fixed income funds was nil for the periods. This is due to fee waivers on these funds as discussed in Note 4 to the financial statements.

Investment Management Services - Canada

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

At September 30, 2015, total Galileo assets under management as of period-end were $113.9 million versus $226.4 million at September 30, 2014, a decrease of 49.7 percent. During the three months ended September 30, 2015, average assets under management were $126.6 million versus $244.9 million during the three months ended September 30, 2014. Total assets under management as of period-end at September 30, 2015, were $113.9 million versus $150.7 million at June 30, 2015, the Company’s prior fiscal year end.

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

As of September 30, 2015, the Company held investments with a fair value of approximately $18.3 million and a cost basis of approximately $20.2 million. The fair value of these investments is approximately 63.6% of the Company’s total assets.  In addition, the Company held other investments of $2.3 million.  See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2015, and 2014

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $868,000 ($0.06 per share loss) for the three months ended September 30, 2015, compared with a net loss attributable to U.S. Global Investors, Inc. of $128,000 ($0.01 per share loss) for the three months ended September 30, 2014, an increase in net loss of $740,000.  The increase in net loss is mainly due to the decrease in revenues, somewhat offset by the decrease in expenses.  Revenues are primarily based on assets under management (“AUM”).  AUM is dependent on market values of the securities held by the funds and purchases and redemptions in the funds.  Over the last few years, the Company’s AUM has decreased due to market depreciation and net redemptions.  The continuation of this trend is dependent on several factors, including the markets in which the funds invest and competition from alternative products.   To address the AUM trend,  the Company continues to streamline processes, as appropriate, and reduce expenses accordingly.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2015, decreased $1,699,000, or 51.5 percent, compared with the three months ended September 30, 2014. This decrease was primarily attributable to the following:

•
Advisory fees decreased by $1,281,000, or 53.0 percent, as a result of decreased fees due to lower assets under management and higher performance fee adjustments somewhat offset by the ETF advisory fees. Mutual fund advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Base management fees decreased $1,296,000.  Base fees decreased primarily as a result of lower assets under management in the USGIF funds and Galileo funds due to market depreciation and shareholder redemptions, somewhat offset by the addition of ETF advisory fees.

•	Performance fee adjustments paid out in the current period decreased $15,000 versus the corresponding period in the prior year.
•
Distribution fee revenue, shareholder services fee revenue and administrative services fee revenue decreased by $218,000; $103,000 and $97,000 or 47.1 percent, 50.0 percent and 46.6 percent, respectively, as a result of lower average net assets under management upon which these fees are based.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2015, decreased $627,000, or 17.4 percent, compared with the three months ended September 30, 2014. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $112,000, or 7.1 percent, primarily as a result of lower performance-based bonuses and fewer employees.
•	General and administrative expenses decreased $197,000, or 16.7 percent, primarily due strategic cost cutting measures.
•	Platform fees decreased by $338,000, or 49.7 percent, due to lower assets held through broker-dealer platforms.

Other Income

Total consolidated other income for the three months ended September 30, 2015, increased $314,000, or 142.7 percent, compared with the three months ended September 30, 2014. This was largely attributable to an increase in realized gains on sales of available-for-sale securities and lower unrealized losses on trading securities in the current year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, the Company had net working capital (current assets minus current liabilities) of approximately $19.1 million and a current ratio (current assets divided by current liabilities) of 14.0 to 1. With approximately $4.5 million in cash and cash equivalents and approximately $18.3 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $26.8 million, with cash, cash equivalents, and marketable securities comprising 79.1 percent of total assets.  Approximately $1.6 million in cash and investments in USCAN and Galileo are included in the amounts above.  USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate.

As of September 30, 2015, the Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes and is available through May 31, 2016. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the current fiscal year. As of September 30, 2015, this credit facility remained unutilized by the Company.

The investment advisory and related contracts between the Company or its subsidiaries and USGIF have been renewed through September 2016. The investment advisory contract between the Company and the ETF client is in its initial two-year term and will not expire until 2017. With respect to the Company's two offshore advisory clients, the contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.  Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution.  Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

The primary cash requirements are for operating activities.  The Company also uses cash to purchase investments, pay dividends and repurchase Company stock.  The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary.  The stock repurchase plan is approved through December 31, 2015.  Although the Company had net loss of $868,000 for the quarter ended September 30, 2015, cash and marketable securities of approximately $18.3 million are available to fund current activities.  As discussed in Note 12 of the financial statements, the shareholders of the Funds are being asked to elect a new slate of trustees to the Board of Trustees for the Funds. If the Company-endorsed proposal is approved, the Company anticipates a reduction in certain revenues and expenses.  The Company’s estimated portion of the proposal expenses, approximately $330,000, is expected to be included in expenses in the quarter ending December 31, 2015.  Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2015. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has adopted certain recently issued financial accounting pronouncements.

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

The table below summarizes the Company’s price risks as of September 30, 2015, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at September 30, 2015	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders' Equity, Net of Tax
Trading securities ¹	$15,140	25% increase	$18,925	$3,785
		25% decrease	$11,355	$(3,785)
Available-for-sale ²	$3,177	25% increase	$3,971	$794
		25% decrease	$2,383	$(794)

1	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2015. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased 1	Total Amount Purchased	Average Price Paid Per Share 2	Total Number of Shares Purchased as Part of Publicly Announced Plan 3	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-15 to 07-31-15	45,682	$108	$2.35	45,682	$2,557
08-01-15 to 08-31-15	9,000	20	2.21	9,000	2,537
09-01-15 to 09-30-15	18,339	35	1.92	18,339	2,502
Total	73,021	$163	$2.22	73,021

1
The Board of Directors of the company approved on December 7, 2012, and renewed on December 12, 2013, and December 10, 2014, a repurchase of up to $2.75 million, in each of calendar years 2013, 2014, and 2015, respectively, of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

2	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3
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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 12, 2015	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 12, 2015	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer