Form 10-Q
period 2015-12-31
U S GLOBAL INVESTORS INC
filed 2016-02-12
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                                NO ☒

On February 1, 2016, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and 13,215,468 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	June 30, 2015
	(UNAUDITED)
Assets
(dollars in thousands)
Current Assets
Cash and cash equivalents	$3,563	$3,507
Investment securities - trading, at fair value	13,571	15,640
Investment securities - held-to-maturity	750	-
Receivables	529	1,653
Prepaid expenses	399	410
Total assets held related to discontinued operations	72	184
Total Current Assets	18,884	21,394

Net Property and Equipment	2,601	2,736

Other Assets
Investment securities - available-for-sale, at fair value	3,648	4,263
Other investments	2,045	2,303
Intangible assets, net	19	41
Other assets, long term	37	33
Total Other Assets	5,749	6,640
Total Assets	$27,234	$30,770
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$120	$114
Accrued compensation and related costs	797	456
Dividends payable	115	231
Other accrued expenses	595	692
Total liabilities held related to discontinued operations	39	134
Total Current Liabilities	1,666	1,627

Commitments and Contingencies (Note 11)

Shareholders' Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,421 at December 31, 2015, and June 30, 2015	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 shares at December 31, 2015, and June 30, 2015	52	52
Additional paid-in-capital	15,655	15,694
Treasury stock, class A shares at cost; 648,286 and 555,786 shares at December 31, 2015, and June 30, 2015, respectively	(1,603)	(1,464)
Accumulated other comprehensive loss, net of tax	(511)	(483)
Retained earnings	11,113	14,423
Total U.S. Global Investors Inc. Shareholders' Equity	25,053	28,569
Non-Controlling Interest in Subsidiary	515	574
Total Shareholders' Equity	25,568	29,143
Total Liabilities and Shareholders' Equity	$27,234	$30,770

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Operating Revenues
Advisory fees	$2,336	$4,110	$1,197	$1,691
Administrative services fees	203	375	92	167
	2,539	4,485	1,289	1,858
Operating Expenses
Employee compensation and benefits	3,067	2,832	1,691	1,395
General and administrative	2,198	2,112	1,267	975
Platform fees	276	505	129	222
Advertising	149	38	38	22
Depreciation and amortization	160	164	80	81
	5,850	5,651	3,205	2,695
Operating Loss	(3,311)	(1,166)	(1,916)	(837)
Other Income
Investment income (loss)	263	273	(271)	53
Total Other Income	263	273	(271)	53
Loss Before Income Taxes	(3,048)	(893)	(2,187)	(784)
Provision for Federal Income Taxes
Tax expense (benefit)	11	(4)	-	3
Loss from Continuing Operations	(3,059)	(889)	(2,187)	(787)
Discontinued Operations
Loss from discontinued operations of distributor	(18)	(42)	(25)	(54)
Tax benefit	-	-	-	-
Loss from Discontinued Operations	(18)	(42)	(25)	(54)
Net Loss	(3,077)	(931)	(2,212)	(841)
Less: Net Income Attributable to Non-Controlling Interest	3	39	-	1
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,080)	$(970)	$(2,212)	$(842)

Basic Net Loss per Share:
Loss from continuing operations	$(0.20)	$(0.06)	$(0.14)	$(0.05)
Loss from discontinued operations	-	-	-	-
Basic Net Loss per Share	$(0.20)	$(0.06)	$(0.14)	$(0.05)
Diluted Net Loss per Share:
Loss from continuing operations	$(0.20)	$(0.06)	$(0.14)	$(0.05)
Loss from discontinued operations	-	-	-	-
Diluted Net Loss per Share	$(0.20)	$(0.06)	$(0.14)	$(0.05)
Basic weighted average number of common shares outstanding	15,321,304	15,419,309	15,300,421	15,409,292
Diluted weighted average number of common shares outstanding	15,321,304	15,419,309	15,300,421	15,409,292

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2015	2014	2015	2014
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,080)	$(970)	$(2,212)	$(842)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	357	(849)	470	(618)
Less: reclassification adjustment for gains/losses included in net income	(272)	(252)	199	(57)
Net change from available-for-sale investments, net of tax	85	(1,101)	669	(675)
Foreign currency translation adjustment	(174)	(149)	(49)	(70)
Other Comprehensive Income (Loss)	(89)	(1,250)	620	(745)
Comprehensive Loss	(3,169)	(2,220)	(1,592)	(1,587)
Less: Comprehensive Income Attributable to Non-Controlling Interest	(61)	(52)	(17)	(25)
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(3,108)	$(2,168)	$(1,575)	$(1,562)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3,077)	$(931)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	160	164
Net recognized loss on disposal of fixed assets	-	26
Net recognized (gain) loss on securities	19	(376)
Provision for deferred taxes	-	2
Stock bonuses	9	6
Changes in operating assets and liabilities:
Accounts receivable	1,220	566
Prepaid and other assets	2	34
Trading securities	2,033	797
Accounts payable and accrued expenses	173	(500)
Total adjustments	3,616	719
Net cash provided by (used in) operating activities	539	(212)
Cash Flows from Investing Activities:
Purchase of property and equipment	(13)	(40)
Purchase of available-for-sale securities	-	(165)
Purchase of other investments	(750)	(1,000)
Proceeds on sale of available-for-sale securities	962	515
Return of capital on investment	13	12
Net cash provided by (used in) investing activities	212	(678)
Cash Flows from Financing Activities:
Issuance of common stock	56	61
Repurchases of common stock	(243)	(206)
Distributions to non-controlling interests in subsidiary	-	(27)
Dividends paid	(345)	(462)
Net cash used in financing activities	(532)	(634)
Effect of exchange rate changes on cash and cash equivalents	(163)	(134)
Net increase (decrease) in cash and cash equivalents	56	(1,658)
Beginning cash and cash equivalents	3,507	5,910
Ending cash and cash equivalents	$3,563	$4,252
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”) , U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65 percent interest in Galileo Global Equity Advisor Inc. (“Galileo”).  The Company’s wholly-owned subsidiary, USSI, which ceased operations in fiscal year 2014, was legally dissolved in December 2015.  U.S. Global Brokerage, Inc. is in the process of winding down operations as discussed in Note 12.

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2015, are not necessarily indicative of the results to be expected for the entire year.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. Netting by tax jurisdiction is still required under the new guidance. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 2. INVESTMENTS

As of December 31, 2015, the Company held investments with a fair value of approximately $17.2 million and a cost basis of approximately $18.5 million. The fair value of these investments is approximately 63.2 percent of the Company’s total assets.  In addition, the Company owned held-to-maturity and other investments of $750,000 and $2.0 million, respectively, accounted for at amortized cost and under the cost method of accounting, respectively.  On December 31, 2015, the Company had $14.6 million and $348,000 at fair value invested in USGIF and an offshore fund the Company advises, respectively. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities.”

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

Investments in securities held-to-maturity consist of debt securities, maturing October 2016, that are purchased with the intent and ability to hold until maturity.  These investments are accounted for at amortized cost.

Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. These investments are accounted for under the cost method of accounting and evaluated periodically for impairment.

The Company considers many factors in determining impairment, including the severity and duration of the decline in value below cost, the Company’s interest and ability to hold the security for a period of time sufficient for an anticipated recovery in value, and the financial condition and specific events related to the issuer. When an impairment of a security is determined to be other than temporary, the impairment is recognized as a loss in the Company’s earnings.

The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

The following details the components of the Company’s investments recorded as fair value as of December 31, 2015, and June 30, 2015.

	December 31, 2015
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities1
Offshore fund	$1,184	$-	$(836)	$348
Mutual funds - Fixed income	12,790	79	(1)	12,868
Mutual funds - Domestic equity	535	-	(180)	355
Other	46	-	(46)	-
Total trading securities	$14,555	$79	$(1,063)	$13,571

Available-for-sale securities2
Common Stock - Domestic	$109	$-	$(5)	$104
Common Stock - International	615	70	(39)	646
Corporate debt	1,393	-	(250)	1,143
Mutual funds - Fixed income	1,229	14	(37)	1,206
Mutual funds - Domestic equity	394	-	-	394
Other	162	-	(7)	155
Total available-for-sale securities3	$3,902	$84	$(338)	$3,648

Held-to-maturity securities
Corporate debt	$750	$-	$-	$750
Total held-to-maturity securities	$750	$-	$-	$750

	June 30, 2015
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities1
Offshore fund	$1,184	$-	$(703)	$481
Mutual funds - Fixed income	14,691	68	(5)	14,754
Mutual funds - Domestic equity	535	-	(130)	405
Other	81	-	(81)	-
Total trading securities	$16,491	$68	$(919)	$15,640

Available-for-sale securities2
Common Stock - Domestic	$535	$316	$(9)	$842
Common Stock - International	695	309	(39)	965
Corporate debt	1,433	-	(817)	616
Mutual funds - Fixed income	1,227	9	(22)	1,214
Mutual funds - Domestic equity	543	-	(80)	463
Other	169	1	(7)	163
Total available-for-sale securities3	$4,602	$635	$(974)	$4,263

1	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
3
Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of December 31, 2015, are $(254) and $(254), respectively, and as of June 30, 2015, are $(339) and $(339), respectively.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$104	$(5)	$-	$-	$104	$(5)
Common stock - International	157	(21)	28	(18)	185	(39)
Corporate debt	-	-	931	(250)	931	(250)
Mutual funds - Fixed income	2	-	190	(37)	192	(37)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	102	(7)	-	-	102	(7)
Total available-for-sale securities	$365	$(33)	$1,149	$(305)	$1,514	$(338)

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$77	$(7)	$107	$(2)	$184	$(9)
Common stock - International	114	(23)	39	(16)	153	(39)
Corporate debt	386	(817)	-	-	386	(817)
Mutual funds - Fixed income	67	(7)	139	(15)	206	(22)
Mutual funds - Domestic equity	463	(80)	-	-	463	(80)
Other	112	(7)	-	-	112	(7)
Total available-for-sale securities	$1,219	$(941)	$285	$(33)	$1,504	$(974)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions.  The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2015	2014	2015	2014
Investment Income
Realized gains on sales of available-for-sale securities	$531	$382	$-	$86
Realized losses on sales of trading securities	(35)	(6)	-	(6)
Unrealized losses on trading securities	(133)	(526)	(69)	(295)
Realized foreign currency gains	52	23	17	4
Other-than-temporary declines in available-for-sale securities	(259)	-	(199)	-
Other-than-temporary declines in securities held at cost	(258)	-	(258)	-
Dividend and interest income	365	400	238	264
Total Investment Income (Loss)	$263	$273	$(271)	$53

Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $199,000 and $259,000 for the three and six months ended December 31, 2015, respectively.  The impairment loss resulted from fair values of securities being lower than book value and from proposed changes to debt securities.  For the three and six months ending December 31, 2015, there were five and eight securities, respectively, with a combined cost basis of $653,000 and $702,000, respectively, that were written down to a combined fair value of $454,000 and $466,000, respectively.  For the six months ended December 31, 2015, another security was written down to the net present value of estimated cash flows.  This security had a cost basis of $970,000 and was written down to $947,000.  In making these determinations, the Company considered the length of time and extent to which the fair value has been less than the cost basis, financial condition and prospects of the issuers, and the Company's ability to hold the investment until recovery.  Also included in investment income were other-than-temporary declines in value on securities held at cost of approximately $258,000 for the three and six months ended December 31, 2015.  The impairment loss resulted from the estimated values of certain securities being lower than cost.  Three securities held at cost with a combined cost basis of $1.1 million were written down to a combined adjusted cost basis of $867,000.

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

The following presents fair value measurements, as of December 31, 2015, and June 30, 2015, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	December 31, 2015
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Trading securities
Offshore fund	$-	$348	$-	$348
Mutual funds - Fixed income	12,868	-	-	12,868
Mutual funds - Domestic equity	355	-	-	355
Other	-	-	-	-
Total trading securities	13,223	348	-	13,571
Available-for-sale securities
Common stock - Domestic	$104	$-	$-	$104
Common stock - International	646	-	-	646
Corporate debt	-	231	912	1,143
Mutual funds - Fixed income	1,206	-	-	1,206
Mutual funds - Domestic equity	394	-	-	394
Other	155	-	-	155
Total available-for-sale securities	2,505	231	912	3,648
Total	$15,728	$579	$912	$17,219

	June 30, 2015
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs	Total
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Trading securities
Offshore Fund	$-	$481	$-	$481
Mutual funds - Fixed income	14,754	-	-	14,754
Mutual funds - Domestic equity	405	-	-	405
Other	-	-	-	-
Total trading securities	15,159	481	-	$15,640
Available-for-sale securities
Common stock - Domestic	$842	$-	$-	$842
Common stock - International	965	-	-	965
Corporate debt	-	77	539	616
Mutual funds - Fixed income	1,214	-	-	1,214
Mutual funds - Domestic equity	463	-	-	463
Other	163	-	-	163
Total available-for-sale securities	3,647	77	539	4,263
Total	$18,806	$558	$539	$19,903

As of December 31, 2015, approximately 92 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, three percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining five percent are Level 3 inputs. As of June 30, 2015, approximately 94 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, three percent of the Company’s financial assets measured at fair value are derived from Level 2 inputs, and the remaining three percent are Level 3 inputs.  The Company recognizes transfers between levels at the end of each quarter.

In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading, with a fair value of $348,000 as of December 31, 2015, based on the net asset value per share, which invests in companies in the energy and natural resources sectors. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In addition, the Company has investments in corporate debt securities, maturing in 2018, of $231,000 as of December 31, 2015, categorized as Level 2, which the Company valued using the mean between the last reported bid/ask quotation.

At December 31, 2015, the Level 3 corporate debt, which matures in 2017 – 2020, is valued at cost, which approximates fair value as a result of the Company’s review of similar structured issuances in similar jurisdictions, or valued based on other traded debt issuances from the issuer.

The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the six months ended December 31, 2015, and December 31, 2014:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	December 31, 2015	December 31, 2014
(dollars in thousands)	Corporate Debt	Corporate Debt
Beginning Balance	$539	$250
Return of capital	(13)	(12)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	(23)	-
Included in other comprehensive income (loss)	409	-
Purchases	-	-
Sales	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending Balance	$912	$238

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management.  The Company recorded base advisory fees from USGIF totaling $879,000 and $1.8 million for the three and six months ended December 31, 2015, respectively, compared with $1.4 million and $3.3 million, respectively, for the corresponding periods in the prior fiscal year.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and six months ended December 31, 2015, the Company realized a decrease in its base advisory fee of $70,000 and $238,000, respectively.  For the corresponding periods in fiscal year 2015, base advisory fees were adjusted downward by $247,000 and $430,000, respectively.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2016. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and six months ended December 31, 2015, were $373,000 and $751,000, respectively, compared with $337,000 and $614,000, respectively, for the corresponding periods in the prior fiscal year.

Prior to the U.S. Government Securities Ultra-Short Bond Fund (“Government Fund”) conversion in December 2013 to a non-money market fund, the Company voluntarily agreed to waive fees and/or reimburse the Government Fund to the extent necessary to maintain the respective fund’s yield at a certain level as determined by the Company (“Minimum Yield”).  The Company may recapture any fees waived and/or expenses reimbursed to maintain the Minimum Yield within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement. Thus, $498,000 of the waiver for the Government Fund is recoverable by the Company through December 31, 2016.

The Company receives administrative service fees from USGIF based on the average daily assets.  However, effective December 10, 2015, administrative service fees paid to the Company by USGIF changed from an annual rate of 0.10 percent, plus a base fee of $7,000 per fund, to 0.05 percent per investor class and from 0.08 percent to 0.04 percent per institutional class of each fund, based on average daily net assets.  The Company no longer receives a flat base fee per fund.

As of December 31, 2015, the Company had $345,000 of receivables from USGIF.

The Company also serves as investment adviser to an exchange traded fund (“ETF’) client, U. S. Global Jets ETF, that commenced operations in April 2015.  The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded ETF advisory fees totaling $73,000 and $143,000 for the three and six months ended December 31, 2015, respectively.

The Company provides advisory services for two offshore clients and received advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $22,000 and $44,000 for the three and six months ended December 31, 2015, and $32,000 and $79,000, respectively, for the corresponding periods in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $293,000 and $623,000 for the three and six months ended December 31, 2015, respectively, and $519,000 and $1.2 million, respectively, for the corresponding period in the prior fiscal year.

NOTE 5. BORROWINGS

As of December 31, 2015, the Company has no borrowings or long-term liabilities.

The Company has access to a $1 million credit facility, which can be utilized for working capital purposes and is available through May 31, 2016.  The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of December 31, 2015, this credit facility remained unutilized by the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share is authorized through March 31, 2016, and will be reviewed by the board quarterly.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, December 10, 2014, and December 9, 2015, the Board of Directors renewed the repurchase program for calendar years 2014, 2015 and 2016, respectively. The total amount of shares that may be repurchased in 2016 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and six months ended December 31, 2015, the Company repurchased 60,207 and 133,228 class A shares using cash of $81,000 and $243,000, respectively.  For the three and six months ended December 31, 2014, the Company repurchased 50,212 and 67,005 class A shares using cash of $147,000 and $206,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options outstanding and exercisable at December 31, 2015, were 22,000 at a weighted average exercise price of $18.72. There were no options granted, exercised or forfeited for the six months ended December 31, 2015.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three and six months ended December 31, 2015, and 2014. As of December 31, 2015, and 2014, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 7. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Net Loss
Loss from continuing operations	$(3,059)	$(889)	$(2,187)	$(787)
Less: Income attributable to non-controlling interest in subsidiary	3	39	-	1
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(3,062)	(928)	(2,187)	(788)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	(18)	(42)	(25)	(54)
Net loss attributable to U.S. Global Investors, Inc.	$(3,080)	$(970)	$(2,212)	$(842)

Weighted average number of outstanding shares
Basic	15,321,304	15,419,309	15,300,421	15,409,292
Effect of dilutive securities
Employee stock options	-	-	-	-
Diluted	15,321,304	15,419,309	15,300,421	15,409,292

Net loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.20)	$(0.06)	$(0.14)	$(0.05)
Loss from discontinued operations	-	-	-	-
Net loss attributable to U.S. Global Investors, Inc.	$(0.20)	$(0.06)	$(0.14)	$(0.05)
Diluted
Loss from continuing operations	$(0.20)	$(0.06)	$(0.14)	$(0.05)
Loss from discontinued operations	-	-	-	-
Net loss attributable to U.S. Global Investors, Inc.	$(0.20)	$(0.06)	$(0.14)	$(0.05)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2015, and the three and six months ended December 31, 2014, 22,000 options were excluded from diluted EPS.

During the three and six months ended December 31, 2015, and the three and six months ended December 31, 2014, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 8. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada.  Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other-than-temporary impairments on available-for-sale securities, differences in tax and book accumulated depreciation and the difference in tax treatment of stock options. The Company has not recognized deferred income taxes on undistributed earnings of USCAN and Galileo since such earnings are considered to be reinvested indefinitely.  At December 31, 2015, the Company had a full valuation allowance recorded against the short-term and long-term deferred tax assets.

For federal income tax purposes at December 31, 2015, the Company has charitable contribution carryovers totaling approximately $124,000, with $68,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020 and $3,000 expiring in 2021.  The Company has federal net operating loss carryovers of $5.5 million with $3.0 million expiring in fiscal year 2035 and $2.5 million expiring in fiscal year 2036.  For Canadian income tax purposes, Galileo has cumulative eligible capital carryovers of $255,000 with no expiration and net operating loss carryovers of $61,000, $113,000, $42,000, and $52,000 expiring in fiscal 2025, 2027, 2030 and 2031, respectively.  If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At December 31, 2015, and June 30, 2015, a valuation allowance of $3.0 million and $2.1 million, respectively, was included related to net operating loss carryovers, other carryovers and book/tax differences in the balance sheet.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) ("AOCI") by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments 1	Foreign currency adjustment	Total
Six Months Ended December 31, 2015
Balance at June 30, 2015	$(339)	$(144)	$(483)
Other comprehensive loss before reclassifications	357	(113)	244
Tax effect	-	-	-
Amount reclassified from AOCI	(272)	-	(272)
Tax effect	-	-	-
Net other comprehensive loss for the six months ended December 31, 2015	85	(113)	(28)
Balance at December 31, 2015	$(254)	$(257)	$(511)

Three Months Ended December 31, 2015
Balance at September 30, 2015	$(923)	$(225)	$(1,148)
Other comprehensive loss before reclassifications	470	(32)	438
Tax effect	-	-	-
Amount reclassified from AOCI	199	-	199
Tax effect	-	-	-
Net other comprehensive loss for quarter	669	(32)	637
Balance at December 31, 2015	$(254)	$(257)	$(511)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments 1	Foreign currency adjustment	Total
Six Months Ended December 31, 2014
Balance at June 30, 2014	$888	$18	$906
Other comprehensive loss before reclassifications	(1,287)	(96)	(1,383)
Tax effect	438	-	438
Amount reclassified from AOCI	(382)	-	(382)
Tax effect	130	-	130
Net other comprehensive loss for the six months ended December 31, 2014	(1,101)	(96)	(1,197)
Balance at December 31, 2014	$(213)	$(78)	$(291)

Three Months Ended December 31, 2014
Balance at September 30, 2014	$462	$(32)	$430
Other comprehensive loss before reclassifications	(937)	(46)	(983)
Tax effect	319	-	319
Amount reclassified from AOCI	(86)	-	(86)
Tax effect	29	-	29
Net other comprehensive loss for quarter	(675)	(46)	(721)
Balance at December 31, 2014	$(213)	$(78)	$(291)

1	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

 NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and an ETF client, investment management services in Canada, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services		Investment Management Services - Canada		Corporate Investments	Consolidated
Six months ended December 31, 2015
Net operating revenues	$1,916	1	$623	2	$-	$2,539
Net other income	$-		$-		$263	$263
Income (loss) from continuing operations before income taxes	$(3,216)		$(89)		$257	$(3,048)
Loss from discontinued operations	$(18)		$-		$-	$(18)
Depreciation and amortization	$128		$32		$-	$160
Capital expenditures	$13		$-		$-	$13
Gross identifiable assets at December 31, 2015	$5,224		$1,607		$20,403	$27,234
Deferred tax asset						$-
Consolidated total assets at December 31, 2015						$27,234
Six months ended December 31, 2014
Net operating revenues	$3,304	1	$1,181	2	$-	$4,485
Net other income	$-		$-		$273	$273
Income (loss) from continuing operations before income taxes	$(1,206)		$43		$270	$(893)
Loss from discontinued operations	$(42)		$-		$-	$(42)
Depreciation	$126		$38		$-	$164
Capital expenditures	$40		$-		$-	$40
Three months ended December 31, 2015
Net operating revenues	$996	3	$293	4	$-	$1,289
Net other loss	$-		$-		$(271)	$(271)
Income (loss) from continuing operations before income taxes	$(1,873)		$(44)		$(270)	$(2,187)
Loss from discontinued operations	$(25)		$-		$-	$(25)
Depreciation and amortization	$64		$16		$-	$80
Capital expenditures	$8		$-		$-	$8
Three months ended December 31, 2014
Net operating revenues	$1,339	3	$519	4	$-	$1,858
Net other income	$-		$-		$53	$53
Income (loss) from continuing operations before income taxes	$(810)		$(25)		$51	$(784)
Loss from discontinued operations	$(54)		$-		$-	$(54)
Depreciation	$63		$18		$-	$81
Capital expenditures	$5		$-		$-	$5

1	Includes operating revenues from USGIF of $1,730 and $3,226 for the six months ended December 31, 2015, and December 31, 2014, respectively.
2	Includes operating revenues from Galileo mutual funds of $496 and $975 for the six months ended December 31, 2015, and December 31, 2014, respectively.
3	Includes operating revenues from USGIF of $902 and $1,308 for the three months ended December 31, 2015, and December 31, 2014, respectively.
4	Includes operating revenues from Galileo mutual funds of $229 and $430 for the three months ended December 31, 2015, and December 31, 2014, respectively.

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

The Board has authorized a monthly dividend of $0.0025 per share through March 31, 2016, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2016 is approximately $115,000.

NOTE 12. DISCONTINUED OPERATIONS

In December 2015, USGIF elected a new slate of trustees to the Board of Trustees of the Funds.  The Company proposed the election of new trustees with the intention of streamlining the Company’s responsibilities, so it can better focus on strategic activities.  The new Board of Trustees of USGIF adopted several new agreements.  As anticipated, effective December 10, 2015, the Company, through its wholly-owned subsidiary, U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF.  Due to this transition, the Company is no longer responsible for paying the platform fees for the USGIF equity funds and anticipates it will be reimbursed for certain distribution expenses from the new distributor for USGIF.  As a result of this change, the Company filed Form BDW, the Uniform Request Withdrawal From Broker-Dealer Registration, with FINRA.  Approval is expected in the first quarter of 2016.  This constitutes a strategic shift that has started to have, and will continue to have, a major effect on the Company’s operating revenues and expenses.

The distribution and shareholder services revenues and the expenses associated with certain distribution operations for USGIF are reflected as discontinued operations in the statement of operations and are, therefore, excluded from continuing operations results.  Comparative periods shown in the Statement of Operations have been adjusted to conform with this presentation.  These revenues and expenses were included in the investment management services segment in previous reporting periods.

The discontinued operations did not have depreciation, amortization, capital expenditures or significant non-cash operating and investing items.

The assets and liabilities related to distribution discontinued operations are as follows at December 31, 2015, and June 30, 2015:

(dollars in thousands)	December 31, 2015	June 30, 2015
Assets
Receivables	$72	$184
Total assets held related to discontinued operations	$72	$184

Liabilities
Accounts payable	$-	$5
Other accrued expenses	39	129
Total liabilities held related to discontinued operations	$39	$134

The components of income from discontinued operations were as follows for the three and six months ended December 31, 2015, and 2014:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2015	2014	2015	2014
Revenues
Distribution fees	$425	$819	$181	$355
Shareholder services fees	183	364	80	158
	608	1,183	261	513

Expenses
Employee compensation and benefits	188	291	99	150
General and administrative	77	88	28	46
Platform fees	347	694	152	297
Advertising	14	152	7	74
	626	1,225	286	567
Loss from Discontinued Operations Before Income Taxes	(18)	(42)	(25)	(54)
Tax expense (benefit)	-	-	-	-
Loss from Discontinued Operations	$(18)	$(42)	$(25)	$(54)

Through December 9, 2015, USGIF paid the Company a distribution fee at an annual rate of 0.25 percent of the average daily net assets of the investor class of each of the equity funds.  Effective December 10, 2015, the Company, through U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer receives distribution fees directly from the Funds.

In addition, through December 9, 2015, the Company received shareholder servicing fees from USGIF based on the value of Fund assets held through broker-dealer platforms.  Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer receives shareholder services fees from the Funds.

Due to this transition, the Company is no longer responsible for paying the platform fees for the USGIF equity funds and will be reimbursed for certain distribution expenses from the new distributor for USGIF.

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

BUSINESS SEGMENTS

The Company, with principal operations located in San Antonio, Texas, manages three business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors; (2) the Company, through its Canadian subsidiary, owns a 65 percent controlling interest in Galileo Global Equity Advisors Inc. ("Galileo"), which offers investment management products and services in Canada; and (3) the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company’s three business segments.

Investment Management Services

The Company generates operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF” or the “Funds”) and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. As discussed further in Results of Operations, distribution services to USGIF ceased in December 2015.  Detailed information regarding the funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including performance information for each fund within USGIF for various time periods, assets under management as of the most recent quarter end and inception date of each fund.

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

At December 31, 2015, total assets under management, including USGIF, offshore clients and the ETF client, were $589.4 million versus $670.9 million at December 31, 2014, a decrease of 12.1 percent. During the six months ended December 31, 2015, average assets under management were $594.5 million versus $827.5 million during the six months ended December 31, 2014. Total assets under management as of period-end at December 31, 2015, including USGIF, offshore clients and the ETF client, were $589.4 million versus $641.6 million at June 30, 2015, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three and six months ended December 31, 2015, and 2014:

	Changes in Assets Under Management
	Six Months Ended December 31,
	2015			2014
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$442,243	$148,583	$590,826	$815,368	$130,560	$945,928
Market appreciation/(depreciation)	(47,599)	1,153	(46,446)	(226,037)	492	(225,545)
Dividends and distributions	(14,067)	(734)	(14,801)	(10,590)	(833)	(11,423)
Net shareholder purchases/(redemptions)	(22,944)	20,329	(2,615)	(72,733)	23,432	(49,301)
Ending Balance	$357,633	$169,331	$526,964	$506,008	$153,651	$659,659

Average investment management fee	0.91%	0.00%	0.65%	0.97%	0.00%	0.80%
Average net assets	$383,227	$153,804	$537,031	$673,792	$138,245	$812,037

	Changes in Assets Under Management
	Three Months Ended December 31,
	2015			2014
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$364,972	$147,647	$512,619	$670,893	$135,174	$806,067
Market appreciation/(depreciation)	7,669	236	7,905	(114,202)	269	(113,933)
Dividends and distributions	(14,067)	(344)	(14,411)	(10,590)	(406)	(10,996)
Net shareholder purchases/(redemptions)	(941)	21,792	20,851	(40,093)	18,614	(21,479)
Ending Balance	$357,633	$169,331	$526,964	$506,008	$153,651	$659,659

Average investment management fee	0.93%	0.00%	0.65%	0.95%	0.00%	0.76%
Average net assets	$373,290	$159,645	$532,935	$582,044	$144,488	$726,532

As shown above, period-end assets under management were lower at December 31, 2015, compared to December 31, 2014. Also, average net assets for the three- and six-month period in the current fiscal year were lower than the same period in the previous fiscal year. Net shareholder redemptions and market depreciation resulted in an overall decrease in net assets.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 65 basis points for the six months ending December 31, 2015, and 80 basis points in the same period in fiscal 2015. The average investment management fee for the equity funds for the six months ending December 31, 2015, was 91 basis points and 97 basis points in the same period in fiscal 2015.  The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds.  Due to fee waivers, the average investment management fee for the fixed income funds was nil for the periods.

Investment Management Services - Canada

The Company owns a 65 percent controlling interest in the Canadian asset management firm Galileo.  These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

At December 31, 2015, total Galileo assets under management were $108.2 million versus $168.5 million at December 31, 2014, a decrease of 35.8 percent. During the six months ended December 31, 2015, average assets under management were $121.2 million versus $214.9 million during the six months ended December 31, 2014. Total assets under management at December 31, 2015, were $108.2 million versus $150.7 million at June 30, 2015, the Company’s prior fiscal year end.

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

As of December 31, 2015, the Company held investments with a fair value of approximately $17.2 million and a cost basis of approximately $18.5 million. The fair value of these investments is approximately 63.2 percent of the Company’s total assets.  In addition, the Company held held-to-maturity investments and other investments of $750,000 and $2.0 million, respectively.  See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.

RESULTS OF OPERATIONS – Three months ended December 31, 2015, and 2014

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $2.2 million ($0.14 per share loss) for the three months ended December 31, 2015, compared with a net loss attributable to U.S. Global Investors, Inc. of $842,000 ($0.05 per share loss) for the three months ended December 31, 2014, an increase in net loss of $1.4 million.  The increase in net loss is mainly due to a decrease in revenues resulting from decreased assets under management (“AUM”), the transition of certain services previously provided to USGIF by the Company to other service providers, an increase in expenses due to the transition, and workforce reduction costs resulting from the outsourcing of certain functions.  Revenues are primarily based on AUM, which is dependent on market values of the securities held by the funds and shareholder purchases and redemptions in the funds.  Over the last few years, the Company’s AUM has decreased due to market depreciation and net redemptions.  The continuation of this trend is dependent on several factors, including the markets in which the funds invest and competition from alternative products.  To address the declining AUM trend, the Company continues to streamline processes, as appropriate, and reduce expenses accordingly.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2015, decreased $569,000, or 30.6 percent, compared with the three months ended December 31, 2014. This decrease was primarily attributable to the following:

•
Advisory fees decreased by $494,000, or 29.2 percent, as a result of decreased fees from lower assets under management, somewhat offset by the addition of ETF advisory fees and lower performance fee payouts.  USGIF advisory fees are comprised of two components: a base management fee and a performance fee.

•
Base management fees decreased $670,000.  Base fees decreased primarily as a result of lower assets under management in the USGIF funds and Galileo funds due to market depreciation and shareholder redemptions.  This decrease was somewhat offset by the addition of ETF advisory fees.

•
Performance fee adjustments paid out in the current period decreased $176,000 versus the corresponding period in the prior year.  The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Administrative services fee revenue decreased by $75,000, or 44.9 percent as a result of lower average net assets under management upon which these fees are based and the transition of a portion of these services previously provided to USGIF to other service providers.  Effective December 10, 2015, due to the Company’s reduced administrative responsibilities, the administrative fee paid to the Company by USGIF was reduced.  It is anticipated that the Company will reduce expenses in the future due to reduced responsibilities.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2015, increased $510,000, or 18.9 percent, compared with the three months ended December 31, 2014. This was largely attributable to the following:

•	Employee compensation and benefits increased by $296,000, or 21.2 percent, primarily as a result of severance costs paid due to a reduction of workforce.
•
General and administrative expenses increased $292,000, or 29.9 percent, primarily due to costs related to the USGIF transition.  The costs of the transition, which included a proxy of USGIF shareholders, were split equally between the Company and USGIF, and the Company’s portion was approximately $290,000.

•	Platform fees decreased by $93,000, or 41.9 percent, due to lower assets held through broker-dealer platforms.
•	Advertising expense increased $16,000, or 72.7 percent, due to marketing costs related to the ETF launched in April 2015.

Other Income

Total consolidated other income for the three months ended December 31, 2015, decreased $324,000, or 611.3 percent, compared with the three months ended December 31, 2014. This was largely attributable to other-than-temporary impairment losses realized on available-for-sale securities and securities held-at-cost, somewhat offset by lower unrealized losses on trading securities in the current year.

Discontinued Operations

Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying the platform fees for the USGIF equity funds and anticipates it will be reimbursed for certain distribution expenses from the new distributor for USGIF. The operations associated with providing these services are consider discontinued operations.

Total loss, net of tax, on discontinued operations for the quarter ended December 31, 2015, decreased by $29,000, or 53.7 percent, from $54,000 in quarter ended December 31, 2014, to $25,000 in quarter ended December 31, 2015.  Discontinued revenues decreased $252,000, or 49.1 percent, as a result of lower average net assets under management upon which these fees are based and the transition of these services previously provided to USGIF to other service providers as of December 10, 2015.  Discontinued expenses decreased $281,000, or 49.6 percent.  The decrease was mainly due to decrease in platform fees of $145,000, or 48.8 percent, due to lower assets held through broker-dealer platforms in the quarter ending December 31, 2015, compared to the same quarter the previous year.  Advertising decreased $67,000, or 90.5 percent, year over year, as a result of reduced marketing and sales costs.

RESULTS OF OPERATIONS – Six months ended December 31, 2015, and 2014

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $3.1 million ($0.20 per share loss) for the six months ended December 31, 2015, compared with a net loss attributable to U.S. Global Investors, Inc. of $970,000 ($0.06 per share loss) for the six months ended December 31, 2014, an increase in net loss of $2.1 million.  The increase in net loss is mainly due to the decrease in revenues resulting from decreased AUM, the transition of certain services previously provided to USGIF by the Company to other service providers, an increase in expenses due to the transition, and workforce reduction costs resulting from the outsourcing of certain functions.  Revenues are primarily based on AUM, which is dependent on market values of the securities held by the funds and shareholder purchases and redemptions in the funds.  Over the last few years, the Company’s AUM has decreased due to market depreciation and net redemptions.  The continuation of this trend is dependent on several factors, including the markets in which the funds invest and competition from alternative products.  To address the declining AUM trend, the Company continues to streamline processes, as appropriate, and reduce expenses accordingly.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2015, decreased $1.9 million, or 43.4 percent, compared with the six months ended December 31, 2014. This decrease was primarily attributable to the following:

•
Advisory fees decreased by $1.8 million, or 43.2 percent, as a result of decreased fees from lower assets under management, somewhat offset by the addition of ETF advisory fees and lower performance fee payouts. USGIF advisory fees are comprised of two components: a base management fee and a performance fee.

•
Base management fees decreased $2.0 million.  Base fees decreased primarily as a result of lower assets under management in the USGIF funds and Galileo funds due to market depreciation and shareholder redemptions.  This decrease was somewhat offset by the addition of ETF advisory fees.

•
Performance fee adjustments paid out in the current period decreased $192,000 versus the corresponding period in the prior year.  The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Administrative services fee revenue decreased by $172,000 or 45.9 percent as a result of lower average net assets under management upon which these fees are based and the transition of a portion of these services previously provided to USGIF to other service providers.  Effective December 10, 2015, due to the Company’s reduced administrative responsibilities, the administrative fee paid to the Company by USGIF was reduced.  It is anticipated that the Company will reduce expenses in the future due to reduced responsibilities.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2015, increased $199,000, or 3.5 percent, compared with the six months ended December 31, 2014. This was largely attributable to the following:

•	Employee compensation and benefits increased by $235,000, or 8.3 percent, primarily as a result of severance costs paid due to a reduction of workforce, somewhat offset by fewer employees.
•
General and administrative expenses increased $86,000, or 4.1 percent, primarily due to costs related to the USGIF transition, somewhat offset by strategic cost cutting measures.  The costs of the transition, which included a proxy to USGIF shareholders, were split equally between the Company and USGIF, and the Company’s portion of the proposal costs was approximately $290,000.

•	Platform fees decreased by $229,000, or 45.3 percent, due to lower assets held through broker-dealer platforms.
•	Advertising expense increased $111,000, or 292.1 percent, due to marketing cost related to the ETF launched in April 2015.

Discontinued Operations

Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF.  Due to this transition, the Company is no longer responsible for paying the platform fees for the USGIF equity funds and anticipates it will be reimbursed for certain distribution expenses from the new distributor for USGIF.  The operations associated with providing these services are consider discontinued operations.

Total loss, net of tax, on discontinued operations for the six months ended December 31, 2015, decreased by $24,000, or 57.1 percent, from $42,000 in quarter ended December 31, 2014 to $18,000 in quarter ended December 31, 2015.  Discontinued revenues decreased $575,000, or 48.6 percent, as a result of lower average net assets under management upon which these fees are based and the transition of these services previously provided to USGIF to other service providers, as of December 10, 2015.  Discontinued expenses decreased $599,000 or 48.9 percent.  The decrease was mainly due to decrease in platform fees of $347,000, or 50.0 percent, due to lower assets held through broker-dealer platforms in the six months ending December 31, 2015, compared to the same period the previous year.  Advertising decreased $138,000 or 90.8 percent year over year, as a result of reduced marketing and sales costs.  Employee compensation and benefits decreased $103,000, or 35.4 percent, due to fewer employees.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, the Company had net working capital (current assets minus current liabilities) of approximately $17.2 million and a current ratio (current assets divided by current liabilities) of 11.3 to 1. With approximately $3.6 million in cash and cash equivalents and approximately $17.2 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $25.1 million, with cash, cash equivalents, and marketable securities comprising 76.3 percent of total assets.  Approximately $1.7 million in cash in USCAN and Galileo are included in the amounts above.  USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate.

As of December 31, 2015, the Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes and is available through May 31, 2016. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the current fiscal year. As of December 31, 2015, this credit facility remained unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2016. The investment advisory contract between the Company and the ETF client is in its initial two-year term and will not expire until 2017. With respect to the Company's two offshore advisory clients, the contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts.  Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution.  Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

The primary cash requirements are for operating activities.  The Company also uses cash to purchase investments, pay dividends and repurchase Company stock.  The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary.  The stock repurchase plan is approved through December 31, 2016.  Although the Company had net loss of $3.0 million for the six months ended December 31, 2015, cash and marketable securities of approximately $20.8 million are available to fund current activities.  The Company anticipates a reduction in certain revenues and expenses due to the transition of certain services previously provided to USGIF to other service providers.  The transition was proposed by the Company with the intention of streamlining its responsibilities so it can better focus on strategic activities.  The Company’s portion of the one-time transition expenses, recorded in quarter ending December 31, 2015, was approximately $290,000.  Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

The table below summarizes the Company’s price risks as of December 31, 2015, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at December 31, 2015	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders' Equity, Net of Tax
Trading securities ¹	$13,571	25% increase	$16,964	$3,393
		25% decrease	$10,178	$(3,393)
Available-for-sale ²	$3,648	25% increase	$4,560	$912
		25% decrease	$2,736	$(912)

1	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2015.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2015. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data) Period	Total Number of Shares Purchased 1	Total Amount Purchased	Average Price Paid Per Share 2	Total Number of Shares Purchased as Part of Publicly Announced Plan 3	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10-01-15 to 10-31-15	23,300	$36	$1.52	23,300	$2,466
11-01-15 to 11-30-15	22,000	28	1.26	22,000	2,438
12-01-15 to 12-31-15	14,907	17	1.18	14,907	See Note 3
Total	60,207	$81	$1.34	60,207

1
The Board of Directors of the company approved on December 7, 2012, and renewed on December 12, 2013, December 10, 2014, and December 9, 2015, a repurchase of up to $2.75 million in each of calendar years 2013, 2014, 2015, and 2016, respectively, of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

2	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3
The repurchase plan was approved on December 7, 2012, and renewed on December 12, 2013, December 10, 2014, and December 9, 2015, and will continue through calendar year 2016.  The total amount of shares that may be repurchased in 2016 under the renewed program is $2.75 million.

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

https://www.facebook.com/USFunds
https://twitter.com/USFunds
https://twitter.com/USGlobalETFs

Information contained on the Company’s website or on social media channels is not deemed part of this report.

ITEM 6. EXHIBITS

1. Exhibits –
10.19	Distribution Agreement dated December 10, 2015, by and between U.S. Global Investors Funds and Foreside Fund Services, LLC, included herein.
10.20	Distribution Services Agreement dated December 10, 2015, by and between U.S. Global Investors, Inc. and Foreside Fund Services, LLC, included herein.
10.21	Amended and Restated Administrative Services Agreement dated December 9, 2015, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., included herein.
10.22	Distribution Plan Pursuant to Rule 12b-1 adopted December 9, 2015 by the Board of Trustees of U.S. Global Investors Funds, included herein.
10.23
Post-Effective Amendment to the Form S-8 Registration Statement for the U.S. Global Investors, Inc. Employee Stock Purchase Plan, incorporated by reference, filed January 20, 2016 (EDGAR Accession No. 0001193125-16-433407; EDGAR Accession No. 0001193125-16-433403; EDGAR Accession No. 0001193125-16-433401).

10.24
Post-Effective Amendment to the Form S-8 Registration Statement for the U.S. Global Investors, Inc. 401(k) Plan, incorporated by reference, filed January 25, 2016 (EDGAR Accession No. 0001193125-16-436892; EDGAR Accession No. 0001193125-16-436902)

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

U.S. GLOBAL INVESTORS, INC.

DATED:	February 12, 2016	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 12, 2016	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer