Form 10-Q
period 2016-03-31
U S GLOBAL INVESTORS INC
filed 2016-05-12
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

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

YES ☐                                NO ☒

On May 2, 2016, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and 13,192,818 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	June 30, 2015
Assets	(UNAUDITED)
(dollars in thousands)
Current Assets
Cash and cash equivalents	$3,057	$3,507
Investment securities - trading, at fair value	13,102	15,640
Investment securities - held-to-maturity	750	-
Receivables	749	1,653
Prepaid expenses	329	410
Total assets held related to discontinued operations	-	184
Total Current Assets	17,987	21,394

Net Property and Equipment	2,537	2,736

Other Assets
Investment securities - available-for-sale, at fair value	4,013	4,263
Other investments	2,025	2,303
Intangible assets, net	8	41
Other assets, long term	109	33
Total Other Assets	6,155	6,640
Total Assets	$26,679	$30,770
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$158	$114
Accrued compensation and related costs	342	456
Dividends payable	115	231
Other accrued expenses	509	692
Total liabilities held related to discontinued operations	-	134
Total Current Liabilities	1,124	1,627

Commitments and Contingencies (Note 11)

Shareholders' Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,421 at March 31, 2016, and June 30, 2015	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 shares at March 31, 2016, and June 30, 2015	52	52
Additional paid-in-capital	15,653	15,694
Treasury stock, class A shares at cost; 664,894 and 555,786 shares at March 31, 2016, and June 30, 2015, respectively	(1,624)	(1,464)
Accumulated other comprehensive loss, net of tax	(45)	(483)
Retained earnings	10,649	14,423
Total U.S. Global Investors Inc. Shareholders' Equity	25,032	28,569
Non-Controlling Interest in Subsidiary	523	574
Total Shareholders' Equity	25,555	29,143
Total Liabilities and Shareholders' Equity	$26,679	$30,770

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Operating Revenues
Advisory fees	$3,615	$5,359	$1,279	$1,248
Administrative services fees	254	516	51	141
	3,869	5,875	1,330	1,389
Operating Expenses
Employee compensation and benefits	3,953	4,101	886	1,269
General and administrative	2,963	3,113	765	1,001
Platform fees	382	671	106	166
Advertising	182	81	33	43
Depreciation and amortization	240	246	80	81
	7,720	8,212	1,870	2,560
Operating Loss	(3,851)	(2,337)	(540)	(1,171)
Other Income
Investment income	411	522	148	249
Total Other Income	411	522	148	249
Loss Before Income Taxes	(3,440)	(1,815)	(392)	(922)
Provision for Federal Income Taxes
Tax expense (benefit)	(5)	22	(16)	26
Loss from Continuing Operations	(3,435)	(1,837)	(376)	(948)
Discontinued Operations
Loss from discontinued operations of distributor	(18)	(89)	-	(47)
Tax benefit	-	(1)	-	(1)
Loss from Discontinued Operations	(18)	(88)	-	(46)
Net Loss	(3,453)	(1,925)	(376)	(994)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(23)	53	(26)	13
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,430)	$(1,978)	$(350)	$(1,007)

Basic Net Loss per Share:
Loss from continuing operations	$(0.22)	$(0.12)	$(0.02)	$(0.06)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Basic Net Loss per Share	$(0.22)	$(0.13)	$(0.02)	$(0.07)
Diluted Net Loss per Share:
Loss from continuing operations	$(0.22)	$(0.12)	$(0.02)	$(0.06)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Diluted Net Loss per Share	$(0.22)	$(0.13)	$(0.02)	$(0.07)
Basic weighted average number of common shares outstanding	15,306,676	15,406,189	15,277,098	15,379,365
Diluted weighted average number of common shares outstanding	15,306,676	15,406,189	15,277,098	15,379,365

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2016	2015	2016	2015
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,430)	$(1,978)	$(350)	$(1,007)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	774	(862)	417	(13)
Less: reclassification adjustment for gains/losses included in net income	(286)	(321)	(14)	(69)
Net change from available-for-sale investments, net of tax	488	(1,183)	403	(82)
Foreign currency translation adjustment	(79)	(285)	95	(136)
Other Comprehensive Income (Loss)	409	(1,468)	498	(218)
Comprehensive Income (Loss)	(3,021)	(3,446)	148	(1,225)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	(28)	(100)	33	(48)
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$(2,993)	$(3,346)	$115	$(1,177)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net loss	$(3,453)	$(1,925)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	240	246
Net recognized loss on disposal of fixed assets	-	26
Net recognized (gain) loss on securities	2	(483)
Provision for deferred taxes	-	37
Stock bonuses	11	9
Changes in operating assets and liabilities:
Accounts receivable	1,080	570
Prepaid and other assets	2	21
Trading securities	2,505	1,371
Accounts payable and accrued expenses	(378)	(510)
Total adjustments	3,462	1,287
Net cash provided by (used in) operating activities	9	(638)
Cash Flows from Investing Activities:
Purchase of property and equipment	(13)	(40)
Purchase of available-for-sale securities	-	(186)
Purchase of other investments	(750)	(1,000)
Proceeds on sale of available-for-sale securities	1,014	754
Return of capital on investment	32	19
Net cash provided by (used in) investing activities	283	(453)
Cash Flows from Financing Activities:
Issuance of common stock	59	91
Repurchases of common stock	(269)	(266)
Distributions to non-controlling interests in subsidiary	-	(27)
Dividends paid	(460)	(693)
Net cash used in financing activities	(670)	(895)
Effect of exchange rate changes on cash and cash equivalents	(72)	(253)
Net decrease in cash and cash equivalents	(450)	(2,239)
Beginning cash and cash equivalents	3,507	5,910
Ending cash and cash equivalents	$3,057	$3,671
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, United Shareholder Services, Inc. (“USSI”), U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65 percent interest in Galileo Global Equity Advisor Inc. (“Galileo”). The Company’s wholly-owned subsidiary, USSI, which ceased operations in fiscal year 2014, was legally dissolved in December 2015. U.S. Global Brokerage, Inc. ceased operations in December 2015 as discussed in Note 12.

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2016, are not necessarily indicative of the results to be expected for the entire year.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of investments in equity securities. It also amends certain presentation and disclosure requirements. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts from Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 amends the guidance in ASU 2014-09, which is not yet effective. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and disclosed. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, as long as all elements of the new standard are adopted at the same time. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 2. INVESTMENTS

As of March 31, 2016, the Company held investments with a fair value of approximately $17.1 million and a cost basis of approximately $17.9 million. The fair value of these investments is approximately 64.2 percent of the Company’s total assets. In addition, the Company owned held-to-maturity and other investments of $750,000 and $2.0 million, respectively, accounted for at amortized cost and under the cost method of accounting, respectively. On March 31, 2016, the Company had $14.2 million and $345,000 at fair value invested in USGIF and an offshore fund the Company advises, respectively. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities.”

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

The following details the components of the Company’s investments recorded as fair value as of March 31, 2016, and June 30, 2015.

	March 31, 2016
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities1
Offshore fund	$1,184	$-	$(839)	$345
Mutual funds - Fixed income	12,290	125	(1)	12,414
Mutual funds - Domestic equity	535	-	(192)	343
Other	46	-	(46)	-
Total trading securities	$14,055	$125	$(1,078)	$13,102

Available-for-sale securities2
Common stock - Domestic	$109	$9	$-	$118
Common stock - International	613	57	(50)	620
Corporate debt	1,355	152	-	1,507
Mutual funds - Fixed income	1,229	14	(34)	1,209
Mutual funds - Domestic equity	394	5	-	399
Other	163	2	(5)	160
Total available-for-sale securities3	$3,863	$239	$(89)	$4,013

	June 30, 2015
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities1
Offshore fund	$1,184	$-	$(703)	$481
Mutual funds - Fixed income	14,691	68	(5)	14,754
Mutual funds - Domestic equity	535	-	(130)	405
Other	81	-	(81)	-
Total trading securities	$16,491	$68	$(919)	$15,640

Available-for-sale securities2
Common stock - Domestic	$535	$316	$(9)	$842
Common stock - International	695	309	(39)	965
Corporate debt	1,433	-	(817)	616
Mutual funds - Fixed income	1,227	9	(22)	1,214
Mutual funds - Domestic equity	543	-	(80)	463
Other	169	1	(7)	163
Total available-for-sale securities3	$4,602	$635	$(974)	$4,263

1	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
3	Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of March 31, 2016, are $150 and $150, respectively, and as of June 30, 2015, are $(339) and $(339), respectively.

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	164	(31)	27	(19)	191	(50)
Corporate debt	-	-	-	-	-	-
Mututal funds - Fixed income	2	-	194	(34)	196	(34)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	101	(5)	-	-	101	(5)
Total available-for-sale securities	$267	$(36)	$221	$(53)	$488	$(89)

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$77	$(7)	$107	$(2)	$184	$(9)
Common stock - International	114	(23)	39	(16)	153	(39)
Corporate debt	386	(817)	-	-	386	(817)
Mututal funds - Fixed income	67	(7)	139	(15)	206	(22)
Mutual funds - Domestic equity	463	(80)	-	-	463	(80)
Other	112	(7)	-	-	112	(7)
Total available-for-sale securities	$1,219	$(941)	$285	$(33)	$1,504	$(974)

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

(dollars in thousands)	Nine Months Ended March 31,		Three Months Ended March 31,
Investment Income	2016	2015	2016	2015
Realized gains on sales of available-for-sale securities	$545	$591	$14	$209
Realized gains (losses) on sales of trading securities	(32)	(3)	3	3
Unrealized gains (losses) on trading securities	(103)	(548)	30	(21)
Realized foreign currency gains (losses)	24	82	(28)	58
Other-than-temporary declines in available-for-sale securities	(259)	(105)	-	(105)
Other-than-temporary declines in securities held at cost	(258)	-	-	-
Dividend and interest income	494	505	129	105
Total Investment Income	$411	$522	$148	$249

Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $259,000 for the nine months ended March 31, 2016, and $105,000 for the three and nine months ended March 31, 2015. The impairment losses resulted from fair values of securities being lower than book value and from proposed changes to debt securities. For the nine months ending March 31, 2016, there were eight securities with a combined cost basis of $702,000 that were written down to a combined fair value of $466,000. Also during the nine months ended March 31, 2016, another security with a cost basis of $970,000 was written down to $947,000 based on the net present value of estimated cash flows. The impairment losses in the 2015 fiscal year resulted from issuers defaulting on scheduled payments. One security with a cost basis of $44,000 was written down to its fair value of $15,000, and another security with a cost basis of $310,000 was written down to $234,000 based on the net present value of estimated cash flows. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than the cost basis, financial condition and prospects of the issuers, and the Company's ability to hold the investment until recovery. Also included in investment income were other-than-temporary declines in value on securities held at cost of approximately $258,000 for the nine months ended March 31, 2016. The impairment loss resulted from the estimated values of certain securities being lower than cost. Three securities held at cost with a combined cost basis of $1.1 million were written down to a combined adjusted cost basis of $867,000.

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

The following presents fair value measurements, as of March 31, 2016, and June 30, 2015, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	March 31, 2016
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Offshore fund	$-	$345	$-	$345
Mutual funds - Fixed income	12,414	-	-	12,414
Mutual funds - Domestic equity	343	-	-	343
Other	-	-	-	-
Total trading securities	12,757	345	-	13,102
Available-for-sale securities
Common stock - Domestic	118	-	-	118
Common stock - International	620	-	-	620
Corporate debt	1,001	294	212	1,507
Mutual funds - Fixed income	1,209	-	-	1,209
Mutual funds - Domestic equity	399	-	-	399
Other	160	-	-	160
Total available-for-sale securities	3,507	294	212	4,013
Total	$16,264	$639	$212	$17,115

	June 30, 2015
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Offshore fund	$-	$481	$-	$481
Mutual funds - Fixed income	14,754	-	-	14,754
Mutual funds - Domestic equity	405	-	-	405
Other	-	-	-	-
Total trading securities	15,159	481	-	15,640
Available-for-sale securities
Common stock - Domestic	842	-	-	842
Common stock - International	965	-	-	965
Corporate debt	-	77	539	616
Mutual funds - Fixed income	1,214	-	-	1,214
Mutual funds - Domestic equity	463	-	-	463
Other	163	-	-	163
Total available-for-sale securities	3,647	77	539	4,263
Total	$18,806	$558	$539	$19,903

As of March 31, 2016, approximately 95 percent of the Company’s financial assets measured at fair value were derived from Level 1 inputs, four percent of the Company’s financial assets measured at fair value were derived from Level 2 inputs, and the remaining one percent was Level 3 inputs. As of June 30, 2015, approximately 94 percent of the Company’s financial assets measured at fair value were derived from Level 1 inputs, three percent of the Company’s financial assets measured at fair value were derived from Level 2 inputs, and the remaining three percent were Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter.

In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading and which invests in companies in the energy and natural resources sectors, with a fair value of $345,000 as of March 31, 2016, based on the net asset value per share. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In addition, the Company has Level 2 investments in corporate debt securities maturing in 2018 which were valued at $294,000 as of March 31, 2016, using the mean between the last reported bid/ask quotation.

The Level 3 corporate debt, maturing in 2017, is valued at cost of $212,000 as of March 31, 2016, which approximates fair value as a result of the Company’s review of similar structured issuances in similar jurisdictions. Corporate debt maturing in 2020 which was valued at $1.0 million at March 31, 2016, was transferred during the quarter from Level 3, where it had been valued based on other traded debt from the issuer, to Level 1, as it now also trades on a market.

The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the nine months ended March 31, 2016, and March 31, 2015:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	March 31, 2016	March 31, 2015
(dollars in thousands)	Corporate Debt	Corporate Debt
Beginning Balance	$539	$250
Return of capital	(13)	(19)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	(23)	-
Included in other comprehensive income (loss)	710	-
Purchases	-	-
Sales	-	-
Transfers into Level 3	-	343
Transfers out of Level 3	(1,001)	-
Ending Balance	$212	$574

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The Company serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Funds”) and receives a fee based on a specified percentage of net assets under management. The Company recorded base advisory fees from USGIF totaling $869,000 and $2.6 million for the three and nine months ended March 31, 2016, respectively, compared with $1.1 million and $4.4 million, respectively, for the corresponding periods in the prior fiscal year.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended March 31, 2016, the Company realized an increase in its base advisory fee of $58,000. For the nine months ended March 31, 2016, the Company realized a decrease in its base advisory fee of $180,000. For the corresponding periods in fiscal year 2015, base advisory fees were adjusted downward by $281,000 and $710,000, respectively.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2017. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and nine months ended March 31, 2016, were $311,000 and $1.1 million, respectively, compared with $391,000 and $1.0 million, respectively, for the corresponding periods in the prior fiscal year.

Prior to the U.S. Government Securities Ultra-Short Bond Fund (“Government Fund”) conversion in December 2013 to a non-money market fund, the Company voluntarily agreed to waive fees and/or reimburse the Government Fund to the extent necessary to maintain the fund’s yield at a certain level as determined by the Company (“Minimum Yield”). The Company may recapture any fees waived and/or expenses reimbursed to maintain the Minimum Yield within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement. Thus, $498,000 of the waiver for the Government Fund is recoverable by the Company through December 31, 2016.

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

As of March 31, 2016, the Company had $395,000 in receivables from USGIF.

The Company also serves as investment adviser to an exchange traded fund (“ETF’) client, U. S. Global Jets ETF, that commenced operations in April 2015. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded ETF advisory fees totaling $74,000 and $217,000 for the three and nine months ended March 31, 2016, respectively.

The Company provides advisory services for offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory and performance fees from these clients totaling $22,000 and $66,000 for the three and nine months ended March 31, 2016, and $25,000 and $103,000, respectively, for the corresponding periods in the prior fiscal year. Frank Holmes, CEO, serves as a director of the offshore clients.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $255,000 and $879,000 for the three and nine months ended March 31, 2016, respectively, and $413,000 and $1.6 million, respectively, for the corresponding period in the prior fiscal year.

NOTE 5. BORROWINGS

As of March 31, 2016, the Company has no borrowings or long-term liabilities.

The Company has access to a $1 million credit facility, which can be utilized for working capital purposes and is available through May 31, 2016. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the fiscal year. As of March 31, 2016, this credit facility remained unutilized by the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share is authorized through September 30, 2016, and will be reviewed by the board quarterly.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, December 10, 2014, and December 9, 2015, the Board of Directors renewed the repurchase program for calendar years 2014, 2015 and 2016, respectively. The total amount of shares that may be repurchased in 2016 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2016, the Company repurchased 19,277 and 152,505 class A shares using cash of $26,000 and $269,000, respectively. For the three and nine months ended March 31, 2015, the Company repurchased 19,245 and 86,250 class A shares using cash of $60,000 and $266,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at March 31, 2016, at a weighted average exercise price of $12.31. No options were granted or exercised during the nine months ended March 31, 2016. There were 20,000 options forfeited during the three months ended March 31, 2016.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three and nine months ended March 31, 2016, and 2015. As of March 31, 2016, and 2015, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 7. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net Loss
Loss from continuing operations	$(3,435)	$(1,837)	$(376)	$(948)
Less: Income (loss) attributable to non-controlling interest in subsidiary	(23)	53	(26)	13
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(3,412)	(1,890)	(350)	(961)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	(18)	(88)	-	(46)
Net loss attributable to U.S. Global Investors, Inc.	$(3,430)	$(1,978)	$(350)	$(1,007)

Weighted average number of outstanding shares
Basic	15,306,676	15,406,189	15,277,098	15,379,365
Effect of dilutive securities
Employee stock options	-	-	-	-
Diluted	15,306,676	15,406,189	15,277,098	15,379,365

Net loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.22)	$(0.12)	$(0.02)	$(0.06)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.22)	$(0.13)	$(0.02)	$(0.07)
Diluted
Loss from continuing operations	$(0.22)	$(0.12)	$(0.02)	$(0.06)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.22)	$(0.13)	$(0.02)	$(0.07)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2016, 2,000 options were excluded from diluted EPS. For the three and nine months ended March 31, 2015, 22,000 options were excluded from diluted EPS.

During the three and nine months ended March 31, 2016, and March 31, 2015, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 8. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The current deferred tax asset primarily consists of unrealized losses on trading securities. The long-term deferred tax asset is composed primarily of unrealized losses and other-than-temporary impairments on available-for-sale securities, differences in tax and book accumulated depreciation and net operating loss carryovers. The Company has not recognized deferred income taxes on undistributed earnings of USCAN and Galileo since such earnings are considered to be reinvested indefinitely. At March 31, 2016, the Company had a full valuation allowance recorded against the short-term and long-term deferred tax assets.

For federal income tax purposes at March 31, 2016, the Company has charitable contribution carryovers totaling approximately $125,000, with $68,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020 and $4,000 expiring in 2021. The Company has federal net operating loss carryovers of $5.5 million with $2.7 million expiring in fiscal year 2035 and $2.8 million expiring in fiscal year 2036. For Canadian income tax purposes, Galileo has cumulative eligible capital carryovers of $273,000 with no expiration and net operating loss carryovers of $66,000, $120,000, $45,000, and $84,000 expiring in fiscal 2025, 2027, 2030 and 2031, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At March 31, 2016, and June 30, 2015, a valuation allowance of $3.1 million and $2.1 million, respectively, was included related to net operating loss carryovers, other carryovers and book/tax differences in the balance sheet.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments 1	Foreign currency adjustment	Total
Nine Months Ended March 31, 2016
Balance at June 30, 2015	$(339)	$(144)	$(483)
Other comprehensive income (loss) before reclassifications	774	(50)	724
Tax effect	-	-	-
Amount reclassified from AOCI	(286)	-	(286)
Tax effect	-	-	-
Net other comprehensive income (loss) for nine months ended March 31, 2016	488	(50)	438
Balance at March 31, 2016	$149	$(194)	$(45)

Three Months Ended March 31, 2016
Balance at December 31, 2015	$(254)	$(257)	$(511)
Other comprehensive income before reclassifications	417	63	480
Tax effect	-	-	-
Amount reclassified from AOCI	(14)	-	(14)
Tax effect	-	-	-
Net other comprehensive income for quarter	403	63	466
Balance at March 31, 2016	$149	$(194)	$(45)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments 1	Foreign currency adjustment	Total
Nine Months Ended March 31, 2015
Balance at June 30, 2014	$888	$18	$906
Other comprehensive loss before reclassifications	(1,306)	(185)	(1,491)
Tax effect	444	-	444
Amount reclassified from AOCI	(486)	-	(486)
Tax effect	165	-	165
Net other comprehensive loss for nine months ended March 31, 2015	(1,183)	(185)	(1,368)
Balance at March 31, 2015	$(295)	$(167)	$(462)

Three Months Ended March 31, 2015
Balance at December 31, 2014	$(213)	$(78)	$(291)
Other comprehensive loss before reclassifications	(20)	(89)	(109)
Tax effect	7	-	7
Amount reclassified from AOCI	(105)	-	(105)
Tax effect	36	-	36
Net other comprehensive loss for quarter	(82)	(89)	(171)
Balance at March 31, 2015	$(295)	$(167)	$(462)

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

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and an ETF client, investment management services in Canada, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services		Investment Management Services - Canada		Corporate Investments	Consolidated
Nine months ended March 31, 2016
Net operating revenues	$2,990	1	$879	2	$-	$3,869
Net other income	$-		$-		$411	$411
Income (loss) from continuing operations before income taxes	$(3,727)		$(130)		$417	$(3,440)
Loss from discontinued operations	$(18)		$-		$-	$(18)
Depreciation and amortization	$192		$48		$-	$240
Capital expenditures	$13		$-		$-	$13
Gross identifiable assets at March 31, 2016	$4,652		$1,664		$20,363	$26,679
Deferred tax asset						$-
Consolidated total assets at March 31, 2016						$26,679
Nine months ended March 31, 2015
Net operating revenues	$4,281	1	$1,594	2	$-	$5,875
Net other income	$-		$-		$522	$522
Income (loss) from continuing operations before income taxes	$(2,333)		$3		$515	$(1,815)
Loss from discontinued operations	$(88)		$-		$-	$(88)
Depreciation and amortization	$190		$56		$-	$246
Capital expenditures	$40		$-		$-	$40
Three months ended March 31, 2016
Net operating revenues	$1,075	3	$255	4	$-	$1,330
Net other income	$-		$-		$148	$148
Income (loss) from continuing operations before income taxes	$(511)		$(41)		$160	$(392)
Loss from discontinued operations	$-		$-		$-	$-
Depreciation and amortization	$64		$16		$-	$80
Capital expenditures	$-		$-		$-	$-
Three months ended March 31, 2015
Net operating revenues	$976	3	$413	4	$-	$1,389
Net other income	$-		$-		$249	$249
Income (loss) from continuing operations before income taxes	$(1,128)		$(39)		$245	$(922)
Loss from discontinued operations	$(46)		$-		$-	$(46)
Depreciation and amortization	$63		$18		$-	$81
Capital expenditures	$-		$-		$-	$-

1	Includes operating revenues from USGIF of $2,707 and $4,178 for the nine months ended March 31, 2016, and March 31, 2015, respectively.
2	Includes operating revenues from Galileo mutual funds of $689 and $1,307 for the nine months ended March 31, 2016, and March 31, 2015, respectively.
3	Includes operating revenues from USGIF of $977 and $952 for the three months ended March 31, 2016, and March 31, 2015, respectively.
4	Includes operating revenues from Galileo mutual funds of $193 and $332 for the three months ended March 31, 2016, and March 31, 2015, respectively.

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

The Board has authorized a monthly dividend of $0.0025 per share through September 30, 2016, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to September 2016 is approximately $230,000.

NOTE 12. DISCONTINUED OPERATIONS

In December 2015, USGIF elected a new slate of trustees to the Board of Trustees of the Funds. The Company proposed the election of new trustees with the intention of streamlining the Company’s responsibilities, so it can better focus on strategic activities. The new Board of Trustees of USGIF adopted several new agreements. As anticipated, effective December 10, 2015, the Company, through its wholly-owned subsidiary, U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and will be reimbursed for certain distribution expenses from the new distributor for USGIF. As a result of this change, the Company filed Form BDW, the Uniform Request Withdrawal From Broker-Dealer Registration, with FINRA, which was approved in February 2016. This constitutes a strategic shift that has started to have, and will continue to have, a major effect on the Company’s operating revenues and expenses.

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

The discontinued operations did not have depreciation, amortization, capital expenditures or significant non-cash operating and investing items.

The assets and liabilities related to distribution discontinued operations are as follows at March 31, 2016, and June 30, 2015:

(dollars in thousands)	March 31, 2016	June 30, 2015
Assets
Receivables	$-	$184
Total assets held related to discontinued operations	$-	$184

Liabilities
Accounts payable	$-	$5
Other accrued expenses	-	129
Total liabilities held related to discontinued operations	$-	$134

The components of income from discontinued operations were as follows for the three and nine months ended March 31, 2016, and 2015:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2016	2015	2016	2015
Revenues
Distribution fees	$425	$1,118	$-	$299
Shareholder services fees	183	507	-	143
	608	1,625	-	442

Expenses
Employee compensation and benefits	188	411	-	120
General and administrative	77	135	-	47
Platform fees	347	963	-	269
Advertising	14	205	-	53
	626	1,714	-	489
Loss from Discontinued Operations Before Income Taxes	(18)	(89)	-	(47)
Tax expense (benefit)	-	(1)	-	(1)
Loss from Discontinued Operations	$(18)	$(88)	$-	$(46)

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

BUSINESS SEGMENTS

The Company, with principal operations located in San Antonio, Texas, manages three business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors; (2) the Company, through its Canadian subsidiary, owns a 65 percent controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), which offers investment management products and services in Canada; and (3) the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company’s three business segments.

Investment Management Services

The Company generates operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF” or the “Funds”) and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. As discussed further in Results of Operations, distribution services to USGIF ceased in December 2015. Detailed information regarding the funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus, performance information, holdings, and assets under management as of the most recent quarter end and inception date of each fund within USGIF.

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

Beginning in April 2015, the Company provides advisory services for an exchange traded fund (“ETF”) client and receives monthly advisory fees, based on the net asset values of the fund. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. Information on the ETF can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETF authorized participants are not required to give advance notice prior to redemption of shares in the ETF, and the ETF does not charge a redemption fee.

The Company provides advisory services for offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations. The offshore shareholders may redeem on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date. The offshore funds do not charge a redemption fee. Frank Holmes, CEO, serves as a director of the offshore clients.

At March 31, 2016, total assets under management, including USGIF, offshore clients and the ETF client, were $660.3 million versus $632.0 million at March 31, 2015, an increase of 4.5 percent. During the nine months ended March 31, 2016, average assets under management were $595.9 million versus $773.5 million during the nine months ended March 31, 2015. Total assets under management as of period-end at March 31, 2016, including USGIF, offshore clients and the ETF client, were $660.3 million versus $641.6 million at June 30, 2015, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three and nine months ended March 31, 2016, and 2015:

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2016			2015
(Dollars in Thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$442,243	$148,583	$590,826	$815,368	$130,560	$945,928
Market appreciation/(depreciation)	12,294	2,105	14,399	(254,472)	902	(253,570)
Dividends and distributions	(14,068)	(1,209)	(15,277)	(10,590)	(1,245)	(11,835)
Net shareholder purchases/(redemptions)	(24,195)	24,795	600	(87,684)	27,628	(60,056)
Ending Balance	$416,274	$174,274	$590,548	$462,622	$157,845	$620,467

Average investment management fee	0.92%	0.00%	0.65%	0.95%	0.00%	0.77%
Average net assets	$380,689	$159,610	$540,299	$615,690	$143,474	$759,164

	Changes in Assets Under Management
	Three Months Ended March 31,
	2016			2015
(Dollars in Thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$357,633	$169,331	$526,964	$506,008	$153,651	$659,659
Market appreciation/(depreciation)	59,891	952	60,843	(28,435)	409	(28,026)
Dividends and distributions	-	(476)	(476)	-	(412)	(412)
Net shareholder purchases/(redemptions)	(1,250)	4,467	3,217	(14,951)	4,197	(10,754)
Ending Balance	$416,274	$174,274	$590,548	$462,622	$157,845	$620,467

Average investment management fee	0.93%	0.00%	0.64%	0.89%	0.00%	0.68%
Average net assets	$375,557	$171,350	$546,907	$496,904	$154,163	$651,067

As shown above, period-end assets under management were lower at March 31, 2016, compared to March 31, 2015. Also, average net assets for the three- and nine-month periods in the current fiscal year were lower than the same periods in the previous fiscal year. The three and nine months ended March 31, 2016, had net market appreciation, primarily in the gold funds, compared to net market depreciation in the prior periods. The three and nine months ended March 31, 2016, also had total shareholder purchases compared to total shareholder redemptions in the prior periods. All of the fiscal 2016 and 2015 periods shown above had net shareholder purchases in the fixed income funds.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 65 basis points for the nine months ending March 31, 2016, and 77 basis points in the same period in fiscal 2015. The average investment management fee for the equity funds for the nine months ending March 31, 2016, was 92 basis points and 95 basis points in the same period in fiscal 2015. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was nil for the periods.

Investment Management Services - Canada

The Company owns a 65 percent controlling interest in the Canadian asset management firm Galileo. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

At March 31, 2016, total Galileo assets under management were $112.6 million versus $153.1 million at March 31, 2015, a decrease of 26.5 percent. During the nine months ended March 31, 2016, average assets under management were $115.5 million versus $195.2 million during the nine months ended March 31, 2015. Total assets under management at March 31, 2016, were $112.6 million versus $150.7 million at June 30, 2015, the Company’s prior fiscal year end.

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

As of March 31, 2016, the Company held investments with a fair value of approximately $17.1 million and a cost basis of approximately $17.9 million. The fair value of these investments is approximately 64.2 percent of the Company’s total assets. In addition, the Company held held-to-maturity investments and other investments of $750,000 and $2.0 million, respectively. See Note 2 (Investments) and Note 3 (Fair Value Disclosures) for additional detail regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2016, and 2015

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $350,000 ($0.02 per share loss) for the three months ended March 31, 2016, compared with a net loss attributable to U.S. Global Investors, Inc. of $1,007,000 ($0.07 per share loss) for the three months ended March 31, 2015, a decrease in net loss of $657,000. The decrease in net loss is mainly due to a decrease in expenses, offset somewhat by a decrease in revenues, resulting from outsourcing to other service providers certain services previously provided to USGIF by the Company. In December 2015, the Company, through its wholly-owned subsidiary, U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and will be reimbursed for certain distribution expenses from the new distributor for USGIF. The distribution and shareholder services revenues and the expenses associated with certain distribution operations for USGIF are reflected as discontinued operations in the statement of operations and are, therefore, excluded from continuing operations results. Comparative periods shown in the Statement of Operations have been adjusted to conform with this presentation.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2016, decreased $59,000, or 4.2 percent, compared with the three months ended March 31, 2015. This decrease was primarily attributable to the following:

•
Advisory fees increased by $31,000, or 2.5 percent, as a result of the addition of ETF advisory fees and lower performance fee payouts , somewhat offset by decreased fees from lower assets under management. USGIF advisory fees are comprised of two components: a base management fee and a performance fee.

•
Base management fees decreased $308,000. Base fees decreased primarily as a result of lower assets under management in the USGIF funds and Galileo funds due to market depreciation and shareholder redemptions. This decrease was somewhat offset by the addition of ETF advisory fees.

•
Performance fee adjustments in the current period were $58,000 in fees received compared to $281,000 in fees paid out in the corresponding period in the prior year, a positive difference of $339,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Administrative services fee revenue decreased by $90,000, or 63.8 percent as a result of lower average net assets under management upon which these fees are based and the outsourcing to other service providers a portion of these services previously provided to USGIF. Effective December 10, 2015, due to the Company’s reduced administrative responsibilities, the administrative fee paid to the Company by USGIF was reduced. As noted below, the Company has reduced related expenses due to these reduced responsibilities.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2016, decreased $690,000, or 27.0 percent, compared with the three months ended March 31, 2015. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $383,000, or 30.2 percent, primarily as a result of fewer employees.
•	General and administrative expenses decreased $236,000, or 23.6 percent, primarily due to strategic cost-cutting measures.
•
Platform fees decreased by $60,000, or 36.1 percent, due to the Company no longer being responsible for paying the platform fees for the USGIF equity funds after outsourcing to a third-party distributor for USGIF in December 2015.

Other Income

Total consolidated other income for the three months ended March 31, 2016, decreased $101,000, or 40.6 percent, compared with the three months ended March 31, 2015. This was primarily due to lower gains realized on sales of investments this quarter compared to the same quarter in the prior year.

Discontinued Operations

Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and will be reimbursed for certain distribution expenses from the new distributor for USGIF. The operations associated with providing these services are considered discontinued operations.

Total loss, net of tax, on discontinued operations was $46,000 for the quarter ended March 31, 2015.

RESULTS OF OPERATIONS – Nine months ended March 31, 2016, and 2015

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $3.4 million ($0.22 per share loss) for the nine months ended March 31, 2016, compared with a net loss attributable to U.S. Global Investors, Inc. of $2.0 million ($0.13 per share loss) for the nine months ended March 31, 2015, an increase in net loss of $1.4 million. The increase in net loss is mainly due to the decrease in revenues resulting from decreased AUM, an increase in expenses due to the transition, and workforce reduction costs resulting from the outsourcing of certain functions. Revenues are primarily based on AUM, which is dependent on market values of the securities held by the funds and shareholder purchases and redemptions in the funds. Over the last few years, the Company’s AUM has decreased due to market depreciation and net redemptions. The continuation of this trend is dependent on several factors, including the markets in which the funds invest and competition from alternative products. To address the declining AUM trend, the Company continues to streamline processes, as appropriate, and reduce expenses accordingly.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2016, decreased $2.0 million, or 34.1 percent, compared with the nine months ended March 31, 2015. This decrease was primarily attributable to the following:

•
Advisory fees decreased by $1.7 million, or 32.5 percent, as a result of decreased fees from lower assets under management, somewhat offset by the addition of ETF advisory fees and lower performance fee payouts. USGIF advisory fees are comprised of two components: a base management fee and a performance fee.

•
Base management fees decreased $2.3 million. Base fees decreased primarily as a result of lower assets under management in the USGIF funds and Galileo funds due to market depreciation and shareholder redemptions. This decrease was somewhat offset by the addition of ETF advisory fees.

•
Performance fee adjustments paid out in the current period were $531,000 less in the current period compared to the corresponding period in the prior year. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Administrative services fee revenue decreased by $262,000 or 50.8 percent as a result of lower average net assets under management upon which these fees are based and the outsourcing to other service providers a portion of these services previously provided to USGIF. Effective December 10, 2015, due to the Company’s reduced administrative responsibilities, the administrative fee paid to the Company by USGIF was reduced. As noted in the discussion of the quarterly results, the Company has reduced related expenses due to these reduced responsibilities.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2016, decreased $492,000, or 6.0 percent, compared with the nine months ended March 31, 2015. This was largely attributable to the following:

•	Employee compensation and benefits decreased by $148,000, or 3.6 percent, primarily as a result of lower performance-based bonuses and fewer employees.
•
General and administrative expenses decreased $150,000, or 4.8 percent, primarily due to strategic cost cutting measures, offset somewhat by costs in the second quarter of fiscal 2016 related to the USGIF transition.

•
Platform fees decreased by $289,000, or 43.1 percent, due to the Company no longer being responsible for paying the platform fees for the USGIF equity funds after the transition to a third-party distributor for USGIF in December 2015. Prior to the transition, fees were lower due to lower assets held through broker-dealer platforms.

•	Advertising expense increased $101,000, or 124.7 percent, due to marketing costs related to the ETF launched in April 2015.

Other Income

Total consolidated other income for the nine months ended March 31, 2016, decreased $111,000, or 21.3 percent, compared with the nine months ended March 31, 2015. This was largely attributable to other-than-temporary impairment losses realized on available-for-sale securities and securities held-at-cost, somewhat offset by lower unrealized losses on trading securities in the current year.

Discontinued Operations

Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer received distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and will be reimbursed for certain distribution expenses from the new distributor for USGIF. The operations associated with providing these services are considered discontinued operations.

Total loss, net of tax, on discontinued operations for the nine months ended March 31, 2016, decreased by $70,000, or 79.5 percent, from $88,000 in the period ended March 31, 2015, to $18,000 in the period ended March 31, 2016. The revenues and expenses associated with the discontinued operations ceased in the quarter ended December 31, 2015. Discontinued revenues decreased $1.0 million, or 62.6 percent, and discontinued expenses decreased $1.1, or 63.5 percent. The decrease in discontinued expenses was mainly due to platform-related distribution fees of $616,000, or 64.0 percent.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, the Company had net working capital (current assets minus current liabilities) of approximately $16.9 million and a current ratio (current assets divided by current liabilities) of 16.0 to 1. With approximately $3.1 million in cash and cash equivalents and approximately $17.1 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $25.0 million, with cash, cash equivalents, and marketable securities comprising 75.6 percent of total assets. Approximately $1.9 million in cash in USCAN and Galileo are included in the amounts above. USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate.

As of March 31, 2016, the Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes and is available through May 31, 2016. The credit agreement requires the Company to maintain certain quarterly financial covenants to access the line of credit. The Company has been in compliance with all financial covenants during the current fiscal year. As of March 31, 2016, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2016. Although the Company had a net loss of $3.4 million for the nine months ended March 31, 2016, cash and marketable securities of approximately $20.2 million are available to fund current activities. Certain revenues and expenses have decreased due to the outsourcing to other service providers certain services previously provided to USGIF. The transition has allowed the Company to streamline its responsibilities so it can focus on strategic activities. The Company’s portion of the one-time transition expenses, recorded in the quarter ending December 31, 2015, was approximately $290,000. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

The table below summarizes the Company’s price risks as of March 31, 2016, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at March 31, 2016	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders' Equity, Net of Tax
Trading securities ¹	$13,102	25% increase	$16,378	$3,276
		25% decrease	$9,826	$(3,276)
Available-for-sale ²	$4,013	25% increase	$5,016	$1,003
		25% decrease	$3,010	$(1,003)

1	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2015. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data) Period	Total Number of Shares Purchased 1	Total Amount Purchased	Average Price Paid Per Share 2	Total Number of Shares Purchased as Part of Publicly Announced Plan 3	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-16 to 01-31-16	3,939	$5	$1.22	3,939	$2,745
02-01-16 to 02-29-16	13,935	19	1.35	13,935	2,726
03-01-16 to 03-31-16	1,403	2	1.63	1,403	2,724
Total	19,277	$26	$1.35	19,277

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

https://www.facebook.com/USFunds
https://twitter.com/USFunds
https://twitter.com/USGlobalETFs
https://www.linkedin.com/company/u-s-global-investors

Information contained on the Company’s website or on social media channels is not deemed part of this report.

ITEM 6. EXHIBITS

1. Exhibits –
10.25	U.S. Global Investors, Inc. Employee Stock Purchase Plan, adopted May 14, 2003, and amended March 1, 2016, included herein.
14.01	Code of Ethics for Principal Executive and Senior Financial Officer, adopted December 15, 2003, and amended February 17, 2016, included herein.
14.02	Code of Ethics, adopted June 28, 1989, and amended February 23, 2016, incorporated by reference to Post-Effective Amendment 125 filed April 29, 2016 (EDGAR Accession No. 0001398344-16-012463).
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	May 12, 2016	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 12, 2016	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer