Form 10-K
period 2016-06-30
U S GLOBAL INVESTORS INC
filed 2016-09-14
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2016
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
Yes ☐       No ☒
The aggregate market value of the 7,702,514 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $9,011,941, based on the last sale price quoted on NASDAQ as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 4,567 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2015 (based on the last sale price of the class C common stock in a private transaction) was $1,142. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.
On September 2, 2016, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and13,170,616 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.
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

As part of its investment management businesses, the Company provides: (1) investment advisory services and (2) administrative services to the mutual funds advised by the Company. The fees from these services, as well as investment income, are the primary sources of the Company’s revenue. The Company also provided transfer agency services through December 2013 and distribution services through December 2015 to USGIF.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. This agreement has been renewed through September 2017.

In addition to providing advisory services to USGIF, the Company provides advisory services to two offshore clients and one ETF. A third offshore fund liquidated in November 2013.

Net assets under management on June 30, 2016, and June 30, 2015, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2016	June 30, 2015
(dollars in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX/PIPFX	$100,049	$135,732
World Precious Minerals	UNWPX/UNWIX	179,593	94,897
Gold and Precious Metals	USERX	132,061	64,021
Total Natural Resources		411,703	294,650
International Equity
Emerging Europe	EUROX	42,332	58,225
China Region	USCOX	16,391	22,000
Total International Equity		58,723	80,225
Fixed Income
U.S. Government Securities Ultra-Short Bond	UGSDX	58,277	58,332
Near-Term Tax Free	NEARX	118,965	90,251
Total Fixed Income		177,242	148,583
Domestic Equity
Holmes Macro Trends	MEGAX	37,012	46,368
All American Equity	GBTFX	18,340	21,000
Total Domestic Equity		55,352	67,368
Total U.S. Global Investors Funds		703,020	590,826
U.S. Global Jets ETF	JETS	43,430	39,200
Offshore Advisory Clients		13,777	11,527
		760,227	641,553
Total Canada AUM (see separate discussion)		122,844	150,718
Total AUM		$883,071	$792,271

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. Prior to December 10, 2015, it provided office space, facilities and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensated all personnel, officers, directors and interested trustees of the Funds if such persons were also employees of the Company or its affiliates. Effective December 2013, the Funds’ Board of Trustees increased the annual rate from 0.08 percent to 0.10 percent for each investor class and from 0.06 percent to 0.08 percent for each institutional class plus $10,000 per Fund. Effective November 1, 2014, the annual per fund fee changed to $7,000. Effective December 10, 2015, the Company entered into an amended administrative services agreement with USGIF whereby the Company and a third party act as co-administrators to the Funds. The Company continues to assist with certain administrative tasks. Effective December 10, 2015, the annual rate changed to 0.05 percent for each investor class and to 0.04 percent for each institutional class, and the per fund fee was eliminated. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. This agreement has been renewed through September 2017.

Distribution Services. Prior to December 10, 2015, the Company provided distribution services to USGIF. In doing so, the Company had registered its wholly-owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. Effective December 10, 2015, USGB ceased to be the distributor for USGIF. The Company filed Form BDW, the Uniform Request Withdrawal From Broker-Dealer Registration, with FINRA, which was approved in February 2016. Distribution revenues and the expenses associated with certain distribution operations for USGIF are reflected as discontinued operations in the Consolidated Statement of Operations and are, therefore, excluded from continuing operations results.

Shareholder Services. Prior to December 10, 2015, in connection with obtaining and/or providing administrative services to the beneficial owners of USGIF through broker-dealers, banks, trust companies and similar institutions which provide such services, the Company received shareholder services fees at an annual rate of up to 0.20 percent of the value of shares held in accounts at the institutions, which helped to offset related platform costs. This agreement ceased on December 10, 2015. Shareholder services revenues and related expenses are reflected as discontinued operations in the Consolidated Statement of Operations and are, therefore, excluded from continuing operations results.

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

Investment Management Services - Canada

Assets Under Management (“AUM”)
(dollars in thousands)	Ticker	June 30, 2016	June 30, 2015
Galileo Funds
Galileo High Income Plus Fund	N/A1	$45,141	$63,607
Galileo Growth and Income Fund	N/A1	3,266	3,964
Total Galileo Funds		48,407	67,571
Other Advisory Clients		74,437	83,147
Total Canada AUM		$122,844	$150,718

1.	The mutual funds managed by Galileo (“Galileo Funds”) are Canadian registered mutual funds and are not available in the United States.

Effective March 31, 2013, the Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), purchased 50 percent of the issued and outstanding shares of Galileo Global Equity Advisors Inc., a privately held Toronto-based asset management firm, for $600,000 cash.

Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring, for $180,000 cash. This strategic investment brought USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represents controlling interest of Galileo. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President, General Counsel, and Chief Compliance Officer, serve as directors of Galileo.

Galileo Equity Management Inc. was incorporated under the Business Corporations Act (Ontario) on July 16, 1999. On May 17, 2007, its name changed to Galileo Global Equity Advisors Inc. Galileo is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission (“OSC”), the Nova Scotia Securities Commission and the Quebec Securities Commission. Additionally, the company is registered as an exempt market dealer with the New Brunswick and Newfoundland and Labrador Securities Commissions. On July 31, 2012, Galileo was also registered as an investment fund manager with the OSC.

Corporate Investments

Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account. See segment information in the Notes to the Consolidated Financial Statements at Note 17, Financial Information by Business Segment, of this Annual Report on Form 10-K.

Additional Segment Information

See additional financial information about business segments in Part II, Item 8, Financial Statements and Supplementary Data at Note 17, Financial Information by Business Segment, of this Annual Report on Form 10-K.

Employees

As of June 30, 2016, U.S. Global and its subsidiaries employed 23 full-time employees and 2 part-time employees; as of June 30, 2015, it employed 40 full-time employees and 2 part-time employees. The Company considers its relationship with its employees to be good.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2015 there were approximately 9,500 domestically registered open-end investment companies and approximately 1,600 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

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
Success in the investment advisory business is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the Funds effectively. Sales of Fund shares generate management and administrative services fees (which are based on the assets of the Funds). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.
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

Supervision and Regulation

The Company and the clients the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and the Funds will not have a material adverse effect on the Company’s business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.

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

USGB was subject to regulation by the SEC under the Exchange Act and regulation by FINRA, a self-regulatory organization composed of other registered broker-dealers. U.S. Global and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.

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

Relationships with Clients

The businesses of the Company are to a very significant degree dependent on their associations and contractual relationships with USGIF. In the event the advisory or administrative agreements with USGIF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global considers its relationships with the Funds to be good, and management has no reason to believe that the management and service contracts will not be renewed in the future; however, there is no assurance that USGIF will choose to continue its relationship with the Company.
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

Available Information

Available Information. The Company’s Internet website address is www.usfunds.com. Information contained on the Company’s website is not part of this annual report on Form 10-K. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with (or furnished to) the SEC are available through a link on the Company’s Internet website, free of charge, soon after such material is filed or furnished. (The link to the Company’s SEC filings can be found at www.usfunds.com by clicking “About Us,” followed by “Investor Relations,” followed by “Financial Information and SEC Filings.”) The Company routinely posts important information on its website.

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

https://www.facebook.com/USFunds
https://twitter.com/USFunds
https://twitter.com/USGlobalETFs
https://www.linkedin.com/company/u-s-global-investors
https://www.instagram.com/usglobal
https://pinterest.com/usfunds
https://www.youtube.com/c/usglobalinvestorssanantonio
https://www.youtube.com/channel/UCDkX1zvbWPyWc99esHOhwRQ

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

Many aspects of U.S. Global’s business involve substantial risks of litigation, regulatory investigations and/or arbitration. The Company is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory bodies. U.S. Global, its subsidiaries, and/or officers could be named as parties in legal actions, regulatory investigations and proceedings. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against the Company could result in substantial costs or reputational harm to the Company, and have a material adverse effect on the Company’s business, financial condition or results of operations, which, in turn, may negatively affect the market price of the Company’s common stock and U.S. Global’s ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management’s attention from operations.
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

Adverse changes in foreign currencies could negatively impact financial results.

Our subsidiary Galileo conducts its business in Canada. We translate Galileo’s foreign currency financial statements into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. We also have certain corporate investments held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue we receive.

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

The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2016, and June 30, 2015. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2016		2015
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	2.92	1.67	4.00	3.26
Second quarter (12/31)	1.78	1.00	3.60	2.57
Third quarter (3/31)	1.90	0.96	3.51	2.74
Fourth quarter (6/30)	2.07	1.48	3.40	2.72

Holders

On September 2, 2016, there were approximately 159 holders of record of class A common stock, no holders of record of class B common stock, and 34 holders of record of class C common stock.

Dividends

The Company paid $0.005 per share per month in fiscal year 2015 and through September 2015 and $0.0025 per share per month from October 2015 through June 2016. A monthly dividend of $0.0025 has been authorized from July 2016 through December 2016, and will be reviewed by the Board quarterly. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

For the quarter ended June 30, 2016, the Company purchased a total of 25,493 class A shares using cash of $44,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2016. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2016.

(dollars in thousands, except price data) Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

04-01-16 to 04-30-16	6,448	$10	$1.61	6,448	$2,714
05-01-16 to 05-31-16	11,035	20	1.79	11,035	2,694
06-01-16 to 06-30-16	8,010	14	1.76	8,010	2,680
Total	25,493	$44	$1.73	25,493

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
3.
The repurchase plan was approved on December 7, 2012, renewed on December 12, 2013, December 10, 2014, and December 9, 2015, and will continue through calendar year 2016. The total dollar amount of shares that may be repurchased in 2016 under the renewed program is $2.75 million.

Company Performance Presentation

The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index, and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2011, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

GROW Performance from
June 2011 to June 2016
$25,000
$20,000
$15,000
$10,000
$5,000
$-
Jun-11
Dec-11
Jun-12
Dec-12
Jun-13
Dec-13
Jun-14
Dec-14
Jun-15
Dec-15
Jun-16
GROW
S&P 500 Total Ret Index
Russell 2000 Index
NYSE Arca Gold BUGS Index

	Fiscal Year-end Date
	2011	2012	2013	2014	2015	2016
U.S. Global Investors, Inc., class A (GROW)	$10,000	$6,290	$3,156	$5,371	$4,321	$2,704
S&P 500 Index	$10,000	$10,545	$12,717	$15,846	$17,022	$17,702
Russell 2000 Index	$10,000	$9,792	$12,163	$15,038	$16,013	$14,935
NYSE Arca Gold BUGS Index	$10,000	$8,308	$4,507	$4,829	$3,045	$5,053

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. The selected financial data as of June 30, 2012, through June 30, 2016, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements.

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

In December 2015, USGIF elected a new slate of trustees to the Board of Trustees of the Funds. The Company proposed the election of new trustees with the intention of streamlining the Company’s responsibilities, so it can better focus on strategic activities. The new Board of Trustees of USGIF adopted several new agreements. As anticipated, effective December 10, 2015, the Company, through its wholly-owned subsidiary, U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer received distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. The distribution and shareholder services revenues and the expenses associated with certain distribution operations for USGIF are reflected as discontinued operations in the Consolidated Statement of Operations and are, therefore, excluded from continuing operations results. Comparative periods shown in the Statement of Operations and below have been adjusted to conform to this presentation.

(dollars in thousands, except operating data and per share data)	Year Ended June 30,
Selected Financial Data	2016	2015	2014	2013	2012
Operating revenues	$5,505	$7,333	$8,534	$13,118	$16,254
Operating expenses	9,681	10,840	11,811	13,087	13,748
Operating income (loss)	(4,176)	(3,507)	(3,277)	31	2,506
Other income (loss)	485	434	2,165	262	(177)
Income (loss) from continuing operations before income taxes	(3,691)	(3,073)	(1,112)	293	2,329
Income tax expense (benefit)	(6)	822	(475)	176	911
Income (loss) from continuing operations	(3,685)	(3,895)	(637)	117	1,418
Income (loss) from discontinued operations	(18)	(81)	(326)	(311)	112
Net income (loss)	(3,703)	(3,976)	(963)	(194)	1,530
Less net income (loss) attributable to non-controlling interest	(28)	54	7	-	-
Net income (loss) attributable to U.S. Global Investors, Inc.	$(3,675)	$(4,030)	$(970)	$(194)	$1,530

Earnings Per Share Attributable to U.S. Global Investors, Inc. - Basic
Income (loss) from continuing operations	$(0.24)	$(0.25)	$(0.04)	$0.01	$0.09
Income (loss) from discontinued operations	-	(0.01)	(0.02)	(0.02)	0.01
Net income (loss) attributable to U.S. Global Investors, Inc.	$(0.24)	$(0.26)	$(0.06)	$(0.01)	$0.10

Dividends per common share	$0.0375	$0.06	$0.06	$0.17	$0.24

Balance Sheet
Working capital	$16,874	$19,767	$24,673	$22,958	$25,711
Total assets	26,346	30,770	37,846	38,683	41,756
Total U.S. Global Investors, Inc. Shareholders' Equity	24,528	28,569	35,070	36,849	38,710

Cash Flow
Net cash provided by (used in) operating activities	$3,033	$(672)	$(15,189)	$461	$1,817
Net cash provided by (used in) used in investing activities	(646)	(390)	4,050	(368)	(4,894)
Net cash used in financing activities	(1,828)	(1,122)	(1,061)	(2,621)	(3,518)

Operating Data (in millions)
Average assets under management	$744	$931	$1,078	$1,552	$2,055

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reviews and analyzes the consolidated results of operations of U.S. Global Investors, Inc. and its subsidiaries (collectively, “U.S. Global” or the “Company”) for the past three fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data of this Annual Report on Form 10-K.

Recent Trends in Financial Markets

During the fiscal year ended June 30, 2016, global markets faced a number of challenges, including China’s continued drawdown, geopolitical uncertainty in Europe (specifically in the United Kingdom), unrest in the Middle East, a highly contentious and atypical U.S. election cycle and tepid manufacturing activity. Global central banks took center stage during the period, with the Federal Reserve raising interest rates 25 basis points in December 2015 and the possibility of a further hike in 2016. Other banks, the Bank of Japan and the European Central Bank chief among them, implemented experimental monetary policies such as lowering rates into negative territory, which had the effect of pushing many yield-starved foreign investors into gold and American municipal bonds.
Deutsche Bank argued that 2015 will mark the peak in global FX reserve accumulation, with three drivers pointing to further reserve drawdowns in the short term: China’s economic slowdown, impending U.S. monetary tightening and the collapse in the price of oil. On the other hand, central banks have been increasing their exposure to gold as part of their asset mix, presenting a compelling opportunity moving forward.
In 2015, the Bloomberg Commodity Index witnessed its worst performance since 2008, dropping 19 percent. A significant reason for the disappointing performance in commodities was the strong U.S. dollar, which was up 9.40 percent for 2015 against a group of other global currencies. Many of the gold stocks traded below the levels they plummeted to in 2008.
Commodity prices began to recover at the start of 2016, with gold rallying 25 percent as of June 30, 2016, its best first half of the year since 1980. Demand during the first half of 2016 set a new record, reaching 1,064 tonnes, a 16 percent increase over the previous high set in 2009.
Oil prices remained under pressure, however, with worldwide supply staying ahead of demand and inventory builds reaching all-time record levels. The Organization of Petroleum Exporting Countries (“OPEC”) failed to reach a production cap on numerous occasions, while Iran began production following the lifting of sanctions. Lower fuel costs benefited airlines and transportation stocks, not to mention consumers, but put a strain on oil company margins.
Overall merger and acquisition activity on a worldwide scale, in fact, slowed dramatically in the first half of 2016, following a record 2015. The Brexit referendum, coupled with the upcoming U.S. election and tougher anti-trust regulations, were to blame for the lack of business deals.
Mutual funds in general continued to see outflows as mutual funds were relatively out of favor compared to other investment alternatives, including exchange-traded funds (“ETFs”), whose asset flows increased during the period.
Average assets under management declined during the period along with falling emerging markets and resources. However, assets under management (“AUM”) by our June 30, 2016, fiscal year-end increased over the prior fiscal year-end, primarily due to the rally in the gold markets. To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expense, by setting relatively low base salaries with bonuses that are tied to fund performance. Thus, our expense model somewhat expands and contracts with asset swings and performance.

Business Segments

The Company, with principal operations located in San Antonio, Texas, manages three business segments:
1.
Investment management services, through which the Company offers, through U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), offshore clients and an ETF, a range of investment management products and services to meet the needs of individual and institutional investors;

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

Assets Under Management ("AUM")
(dollars in thousands)	June 30, 2016	June 30, 2015
Investment Management Services
USGIF	$703,020	$590,826
U.S. Global Jets ETF	43,430	39,200
Offshore Advisory Clients	13,777	11,527
Total AUM	760,227	641,553

Investment Management Services - Canada
Galileo Funds	48,407	67,571
Other Advisory Clients	74,437	83,147
Total AUM	122,844	150,718
Total AUM	$883,071	$792,271

On June 30, 2016, total AUM as of period end was $883 million versus $792 million on June 30, 2015, an increase of 11 percent. The increase was primarily due to market appreciation in USGIF and the offshore funds and growth of the ETF client, somewhat offset by decreases in assets of the Galileo Funds and other Canadian advisory clients.

During fiscal year 2016, average AUM was $744 million versus $931 million in fiscal year 2015, a decrease of 20 percent. The decrease was primarily due to net shareholder redemptions and market depreciation.

The following is a brief discussion of the Company’s three business segments.

Investment Management Services

In fiscal year 2016, the Company generated a majority of all of its operating revenues from managing and servicing the Funds. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations.

Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each Fund.

The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds; however, the USGIF equity funds charge a redemption fee if the Fund shares have been held for less than the applicable periods of time set forth in the Funds’ prospectuses. The fixed income funds charge no redemption fee. Detailed information about redemption fees can be found in the Funds’ prospectuses, which is available on the Company’s website, www.usfunds.com.

Beginning in April 2015, the Company provides advisory services for an ETF and receives monthly advisory fees, based on the net asset values of the fund. The Company recorded advisory fees from the ETF client totaling $296,000 and $26,000 in fiscal 2016 and fiscal 2015, respectively. Information on the ETF can be found at www.usglobaletfs.com, including the prospectus, performance and holdings.

The Company provides advisory services for two offshore clients (a third offshore fund liquidated in November 2013) and receives monthly advisory fees, based on the net asset values of the clients and performance fees based on the overall increase in net asset values, if any. The Company recorded advisory fees from the offshore clients of $91,000 and $130,000 in fiscal years 2016 and 2015, respectively. No performance fees from the offshore clients were recorded in fiscal years 2016 and 2015. The performance fees for these clients are calculated and recorded in accordance with the terms of the advisory agreements. These fees may fluctuate significantly from year to year based on factors that may be out of the Company’s control. Frank Holmes, CEO, serves as a director of the two offshore clients.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2016, 2015, and 2014:

	2016
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$442,243	$148,583	$590,826
Market appreciation	104,113	2,877	106,990
Dividends and distributions	(14,068)	(1,625)	(15,693)
Net shareholder purchases (redemptions)	(6,510)	27,407	20,897
Ending Balance	$525,778	$177,242	$703,020
Average investment management fee	0.93%	0.00%	0.66%
Average net assets	$403,424	$163,718	$567,142

	2015
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$815,368	$130,560	$945,928
Market appreciation (depreciation)	(256,504)	761	(255,743)
Dividends and distributions	(10,590)	(1,666)	(12,256)
Net shareholder purchases (redemptions)	(106,031)	18,928	(87,103)
Ending Balance	$442,243	$148,583	$590,826
Average investment management fee	0.95%	0.00%	0.76%
Average net assets	$581,188	$146,027	$727,215

	2014
(dollars in thousands)	Equity	Money Market and Fixed Income	Total
Beginning Balance	$857,302	$283,144	$1,140,446
Market appreciation	132,774	2,806	135,580
Dividends and distributions	(20,287)	(1,695)	(21,982)
Net shareholder redemptions	(154,421)	(153,695)	(308,116)
Ending Balance	$815,368	$130,560	$945,928
Average investment management fee	0.97%	0.00%	0.79%
Average net assets	$841,492	$195,050	$1,036,542

As shown above, average assets under management decreased in fiscal year 2016 compared to fiscal year 2015, while period-end assets increased. The decrease in average assets under management in fiscal year 2016 was driven by market depreciation and redemptions, primarily in the natural resources funds, somewhat offset by shareholder purchases in the fixed income funds. However, assets under management as of the end of fiscal year 2016 increased over the prior year, primarily driven by market appreciation in the gold funds and shareholder purchases in the fixed income funds.

Both average and period-end assets under management decreased in fiscal year 2015 compared to fiscal year 2014. The decrease in assets under management in fiscal year 2015 was driven by market depreciation and redemptions, primarily in the natural resources funds, and redemptions in the international equity funds. The decrease in assets under management in fiscal year 2014 was driven by redemptions, primarily in the money market and natural resources funds, offset by market appreciation, primarily in the natural resources funds. In fiscal 2014, the Company liquidated one of its money market funds and converted the other money market fund to an ultra-short bond fund, which contributed to the redemptions in these funds.

A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions).

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 66 basis points in fiscal year 2016, 76 basis points in fiscal year 2015, and 79 basis points in fiscal year 2014. The average investment management fee for equity funds in fiscal year 2016, 2015, and 2014 was 93, 95 and 97 basis points, respectively. The average investment management fee for the money market and fixed income funds was nil for fiscal years 2016, 2015, and 2014. This is due to voluntary fee waivers on these funds as discussed in Note 5 Investment Management and Other Fees in the Consolidated Financial Statements of this Annual Report on Form 10-K.

Investment Management Services – Canada

Effective March 31, 2013, the Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), purchased 50 percent of the issued and outstanding shares of Galileo, a privately held Toronto-based asset management firm, for $600,000 cash.

Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring, for $180,000 cash. This strategic investment brought USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represented controlling interest of Galileo. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President, General Counsel, and Chief Compliance Officer, serve as directors of Galileo.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the market value, cost, and unrealized gain or loss on investments recorded at fair value as of June 30, 2016, and June 30, 2015.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized gains on available-for-sale securities, net of tax
(dollars in thousands)
Trading¹	$10,104	$11,048	$(944)	N/A
Available-for-sale²	3,481	3,436	45	$45
Total at June 30, 2016	$13,585	$14,484	$(899)

Trading¹	$15,640	$16,491	$(851)	N/A
Available-for-sale²	4,263	4,602	(339)	$(339)
Total at June 30, 2015	$19,903	$21,093	$(1,190)

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.
2.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

In addition, as of June 30, 2016, and 2015, the Company owned other investments of approximately $1.9 million and $2.3 million, respectively, accounted for under the cost method of accounting. The Company also had invested in notes receivable of $2.2 million at June 30, 2016.

As of June 30, 2016, and 2015, the Company held approximately $4.0 million and $5.1 million, respectively, in investments other than the clients the Company advises. Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheets at their fair market value. Unrealized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the Consolidated Balance Sheets at their fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2016, 2015, and 2014, the Company had total investment income of $485,000; $434,000; and $2.1 million, respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Year Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2014
Net Loss
Loss from continuing operations	$(3,685)	$(3,895)	$(637)
Less: Income (loss) attributable to non-controlling interest in subsidiary	(28)	54	7
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(3,657)	(3,949)	(644)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	(18)	(81)	(326)
Net loss attributable to U.S. Global Investors, Inc.	$(3,675)	$(4,030)	$(970)

Weighted average number of outstanding shares
Basic	15,294,893	15,399,831	15,459,022
Effect of dilutive securities
Employee stock options	-	-	-
Diluted	15,294,893	15,399,831	15,459,022

Net loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.24)	$(0.25)	$(0.04)
Loss from discontinued operations	-	(0.01)	(0.02)
Net loss attributable to U.S. Global Investors, Inc.	$(0.24)	$(0.26)	$(0.06)
Diluted
Loss from continuing operations	$(0.24)	$(0.25)	$(0.04)
Loss from discontinued operations	-	(0.01)	(0.02)
Net loss attributable to U.S. Global Investors, Inc.	$(0.24)	$(0.26)	$(0.06)

Year Ended June 30, 2016, Compared with Year Ended June 30, 2015

The Company posted a net loss attributable to U.S. Global Investors, Inc., as shown in the Consolidated Statements of Operations, of $3,675,000 ($0.24 loss per share) for the year ended June 30, 2016, compared with a net loss attributable to U.S. Global Investors, Inc. of $4,030,000 ($0.26 loss per share) for the year ended June 30, 2015. The decrease in net loss is mainly due to a decrease in expenses, offset somewhat by a decrease in revenues, resulting primarily from a decrease in assets under management.

Operating Revenues

Total consolidated operating revenues for the year ended June 30, 2016, decreased $1.8 million, or 24.9 percent, compared with the year ended June 30, 2015. This decrease was primarily attributable to the following:
•
Advisory fees decreased by $1.5 million, or 22.4 percent as the result of lower assets under management, somewhat offset by higher ETF advisory fees and lower performance fee payouts. USGIF advisory fees are comprised of two components: a base management fee and a performance fee.

o
Base management fees decreased approximately $2.4 million, primarily as a result of lower assets under management in the USGIF and Galileo funds due to market depreciation and shareholder redemptions. This decrease was somewhat offset by an increase in ETF advisory fees.

o
Performance fee adjustments paid out in the current period were $868,000 less compared to the prior year. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Administrative services fees decreased by $331,000, or 50.8 percent, as a result of lower average net assets under management upon which these fees are based and the outsourcing to other service providers a portion of these services previously provided to USGIF. Effective December 10, 2015, due to the Company’s reduced administrative responsibilities, the administrative fee paid to the Company by USGIF was decreased. As noted below, the Company has less related expenses due to these reduced responsibilities.

Operating Expenses

Total consolidated operating expenses for the year ended June 30, 2016, decreased by $1.2 million, or 10.7 percent, compared with the prior year and was primarily attributable to the following:
•	Employee compensation and benefits decreased by $481,000, or 8.9 percent, primarily as a result of lower performance-based bonuses and fewer employees.
•
General and administrative expenses decreased $396,000, or 9.6 percent, primarily due to strategic cost cutting measures, offset somewhat by costs of approximately $290,000 in fiscal 2016 related to the USGIF transition to third-party service providers.

•	Platform fees decreased by $348,000, or 40.7 percent, due to lower assets held through broker-dealer platforms.
•	Advertising increased $77,000, or 57.0 percent, primarily due to marketing costs related to the ETF launched in April 2015.

Other Income

Total consolidated other income for the year ended June 30, 2016, increased $51,000, or 11.8 percent, compared with the year ended June 30, 2015. This increase was primarily attributable to lower unrealized losses on trading securities in fiscal 2016 compared to fiscal 2015, offset somewhat by an increase in other-than-temporary impairment losses and a decrease in dividend and interest income.

Discontinued Operations

Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer received distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. The operations associated with providing these services are considered discontinued operations.

Loss attributed to discontinued operations for the distributor for the year ended June 30, 2016, declined $63,000, or 77.8 percent, compared to the year ended June 30, 2015. This prior year loss reflects a full year of distribution operations, while the current year reflects operations until the transition to the new distributor in December 2015.

Year Ended June 30, 2015, Compared with Year Ended June 30, 2014

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $4,030,000 ($0.26 loss per share) for the year ended June 30, 2015, compared with a net loss attributable to U.S. Global Investors, Inc. of $970,000 ($0.06 loss per share) for the year ended June 30, 2014. This decrease in profitability is primarily attributable to the following factors:

Operating Revenues

Total consolidated operating revenues for the year ended June 30, 2015, decreased $1.2 million, or 14.1 percent, compared with the year ended June 30, 2014. This decrease was primarily attributable to the following:
•
Advisory fees decreased by $1.1 million, or 13.9 percent, as the result of lower assets under management and increased performance fee adjustments. Investment advisory fees are comprised of two components: a base management fee and a performance fee.

o
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

o
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

Operating Expenses

Total consolidated operating expenses for the year ended June 30, 2015, decreased by $971,000, or 8.2 percent, compared with the prior year and was primarily attributable to the following:
•	Employee compensation and benefits decreased by $913,000, or 14.5 percent, primarily as a result of fewer employees and lower performance-based bonuses.
•
General and administrative expenses decreased $848,000, or 17.1 percent, primarily due to higher fund reimbursements and fund restructuring costs in the prior year, but offset somewhat by the consolidation of twelve months of Galileo expenses in fiscal year 2015, versus one month of Galileo expenses in fiscal year 2014.

•	Platform fees increased by $640,000, or 296.3 percent, due to consolidation of Galileo fees for twelve months in fiscal year 2015 versus one month in fiscal year 2014.
•	Advertising increased $79,000, or 141.1 percent, primarily due to marketing costs in fiscal 2015 related to the ETF launched in April 2015.

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

Discontinued Operations

There was $81,000 in loss attributed to discontinued operations of the distributor, net of tax, in the year ended June 30, 2015, compared to $83,000 in the year ended June 30, 2014.

There was no loss attributed to discontinued operations of the transfer agent for the year ended June 30, 2015. Total loss, net of tax, on discontinued operations for the transfer agent for the year ended June 30, 2014, was $243,000. This loss reflects residual costs from winding down operations after the transfer agent transitioned to a third party in December 2013.

Operating Revenues and Other Income

(dollars in thousands)	2016	2015	% Change	2015	2014	% Change
Investment advisory fees:
Natural resources funds	$2,557	$2,866	(10.8%)	$2,866	$5,019	(42.9%)
International equity funds	652	1,144	(43.0%)	1,144	1,666	(31.3%)
Domestic equity funds	425	509	(16.5%)	509	640	(20.5%)
Fixed income funds	-	-	N/A	-	7	(100.0%)
Total investment advisory fees - USGIF	3,634	4,519	(19.6%)	4,519	7,332	(38.4%)
Galileo advisory fees	1,164	2,007	(42.0%)	2,007	234	757.7%
Offshore advisory fees	91	130	(30.0%)	130	194	(33.0%)
ETF advisory fees	296	26	1038.5%	26	-	N/A
Total advisory fees	5,185	6,682	(22.4%)	6,682	7,760	(13.9%)
Administrative services fees	320	651	(50.8%)	651	774	(15.9%)
Total Operating Revenue	$5,505	$7,333	(24.9%)	$7,333	$8,534	(14.1%)

Other Income
Investment income	$485	$434	11.8%	$434	$2,145	(79.8%)
Equity in earnings of Galileo	-	-	N/A	-	20	(100.0%)
Total Other Income	$485	$434	11.8%	$434	$2,165	(80.0%)

Advisory Fees. Advisory fees, the largest component of the Company’s revenues, are derived from four sources: USGIF advisory fees, Galileo advisory fees, offshore advisory fees and exchange-traded fund advisory fees. In fiscal year 2016, these sources accounted for 70.1 percent, 22.4 percent, 1.8 percent and 5.7 percent, respectively, of the Company’s total investment advisory fees.

Investment advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. These advisory fees decreased by approximately $885,000, or 19.6 percent, in fiscal year 2016 compared to fiscal year 2015, primarily as a result of a decrease in average assets under management driven by market depreciation and redemptions, primarily in the natural resources funds.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:
•	market appreciation or depreciation;
•	the addition of new fund shareholder accounts;
•	fund shareholder contributions of additional assets to existing accounts;
•	withdrawals of assets from and termination of fund shareholder accounts;
•	exchanges of assets between accounts or products with different fee structures; and
•	the amount of fees voluntarily reimbursed.

As discussed above, the fees on the equity funds within USGIF consist of a base advisory fee that is adjusted upward or downward based on performance. For the years ended June 30, 2016, 2015 and 2014, the Company adjusted its base advisory fees downward by $132,000; $1.0 million; and $815,000, respectively.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $1.2 million; $2.0 million; and $234,000 for the years ended June 30, 2016, 2015, and 2014, respectively.

The Company also serves as investment advisor to U.S. Global Jets ETF. The ETF commenced operations in April 2015, and fiscal year 2016 was its first full year of operations. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF.

Administrative Services Fees. The Funds pay the Company compensation based on average daily net assets for administrative services provided by the Company to the Funds. Effective December 2013, the Funds’ Board of Trustees increased the rate from 0.08 percent to 0.10 percent for each investor class and from 0.06 percent to 0.08 percent for each institutional class plus $10,000 per fund. Effective November 1, 2014, the annual per fund fee changed to $7,000. Effective December 10, 2015, the annual rate changed to 0.05 percent for each investor class and to 0.04 percent for each institutional class, and the per fund fee was eliminated. Administrative services fees decreased by $331,000 and $123,000 in fiscal years 2016 and 2015, respectively, due to the changes in the fee structure and lower average net assets under management upon which these fees are based.

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

Investment income increased by $51,000 in fiscal year 2016 primarily due to lower unrealized losses on trading securities, offset somewhat by an increase in other-than-temporary impairment losses and a decrease in dividend and interest income. Investment income decreased by $1.7 million in fiscal year 2015 primarily due to unrealized losses on trading securities in fiscal 2015 versus unrealized gains in fiscal 2014. The Company also recognized a gain in conjunction with the acquisition of Galileo and had more realized gains on sale of available-for-sale securities in fiscal 2014 versus fiscal 2015.

Included in investment income were other-than-temporary impairments of $517,000; $247,000; and $3,000 in fiscal years 2016, 2015, and 2014, respectively. The impairment in fiscal year 2016 resulted from fair values of certain equity investments being lower than book value and a debt security written down to estimated future cash flows based on proposed restructuring totaling approximately $259,000, and approximately $258,000 in declines in estimated values of securities held at cost. The impairment in fiscal year 2015 resulted from issuers defaulting on scheduled payments. One security was written down to its fair value and two other securities were written down to the net present value of estimated cash flows. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company's ability to hold the investment until recovery.

Equity Investment in Galileo. In fiscal year 2013, the Company made an investment in Galileo Global Equity Advisors Inc. that was accounted for under the equity method. Effective June 1, 2014, the Company acquired an additional 15 percent interest, bringing its ownership to 65 percent of the issued and outstanding shares, which represents a controlling interest. From March 31, 2013, to June 1, 2014, the Company accounted for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings, including $20,000 in other income in fiscal year 2014. Effective June 1, 2014, the Company accounted for the Galileo acquisition as a business combination. For additional details, please see Note 18 Business Combination in the Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating Expenses

(dollars in thousands)	2016	2015	% Change	2015	2014	% Change
Employee compensation and benefits	$4,918	$5,399	(8.9%)	$5,399	$6,312	(14.5%)
General and administrative	3,727	4,123	(9.6%)	4,123	4,971	(17.1%)
Platform fees	508	856	(40.7%)	856	216	296.3%
Advertising	212	135	57.0%	135	56	141.1%
Depreciation and amortization	316	327	(3.4%)	327	256	27.7%
Total	$9,681	$10,840	(10.7%)	$10,840	$11,811	(8.2%)

Employee Compensation and Benefits. Employee compensation and benefits decreased $481,000, or 8.9 percent, in fiscal year 2016 and decreased $913,000, or 14.5 percent, in fiscal year 2015 as a result of fewer employees and lower performance-based bonuses.

General and Administrative. General and administrative expenses decreased $396,000, or 9.6 percent, in fiscal year 2016 due to strategic expense reductions, offset somewhat by fund proxy-related costs of approximately $290,000. General and administrative expenses decreased $848,000, or 17.1 percent, in fiscal year 2015 compared to fiscal year 2014, primarily due to higher fund reimbursements and fund restructuring costs in fiscal year 2014, offset somewhat by the consolidation of twelve months of Galileo expenses in fiscal year 2015 versus one month of Galileo expenses in fiscal year 2014.

Platform Fees. Broker-dealers typically charge an asset-based fee for assets held through their platforms. Platform fees decreased $348,000, or 40.7 percent, in fiscal year 2016 due to lower assets held through broker-dealer platforms. Platform fees increased $640,000, or 296.3 percent, in fiscal year 2015 due to consolidation of Galileo fees for twelve months in fiscal year 2015 versus one month in fiscal year 2014.

Advertising. Advertising increased by $77,000, or 57.0 percent, in fiscal year 2016 and increased by $79,000, or 141.1 percent, in fiscal year 2015 as a result of marketing expenses related to the ETF launched in April 2015.

Income Taxes

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance to fully reserve for the net operating loss carryforward, other carryovers and book/tax differences in the balance sheet is included in deferred taxes in the amount of $3.1 million at June 30, 2016, and $2.1 million at June 30, 2015. In assessing the valuation allowance, the Company considered, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, and the duration of statutory carry back and carry forward periods.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2016, is as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(dollars in thousands)
Operating lease obligations	$461	$196	$265	$-	$-
Contractual obligations	308	216	92	-	-
Total	$769	$412	$357	$-	$-

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

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2016 through December 2016, at which time the Board of Directors will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. Prior to the June 30, 2016, fiscal year-end, the Board of Directors approved monthly dividends from July 2016 to September 2016, and estimated dividends payable of $115,000 for that period is included in the Consolidated Balance Sheets at June 30, 2016. The total amount of cash dividends to be paid to class A and class C shareholders from July 2016 to December 2016 will be approximately $229,000.

Liquidity and Capital Resources

At June 30, 2016, the Company had net working capital (current assets minus current liabilities) of approximately $16.9 million and a current ratio (current assets divided by current liabilities) of 14.0 to 1. With approximately $4.0 million in cash and cash equivalents and $13.6 million in securities recorded at fair value, which together comprise approximately 67 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity attributable to U.S. Global Investors, Inc. was approximately $24.5 million. Approximately $4.0 million in cash and investments in USCAN and Galileo are included in the amounts above. The Company could be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate these amounts.

The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. As of June 30, 2016, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company or its subsidiaries and USGIF expire in September 2017. The investment advisory contract between the Company and the ETF client is in its initial two-year term and will not expire until April 2017. With respect to the Company’s two offshore advisory clients, the contracts between the Company and the clients expire periodically, and management anticipates that its offshore clients will renew the contracts. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2016. Although the Company had a net loss of $3.7 million for the year ended June 30, 2016, cash and marketable securities of approximately $17.6 million are available to fund current activities. Certain revenues and expenses have decreased due to the outsourcing to other service providers certain services previously provided to USGIF. The transition has allowed the Company to streamline its responsibilities so it can focus on strategic activities. The Company’s portion of the one-time transition expenses, recorded in the quarter ending December 31, 2015, was approximately $290,000.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: United Shareholder Services, Inc. (“USSI”), U.S. Global Investors (Guernsey) Limited (“USGG”), U.S. Global Investors (Bermuda) Limited (“USBERM”), U.S. Global Brokerage, Inc. (“USGB”), U.S. Global Investors (Canada) Limited (“USCAN”) and U.S. Global Indices, LLC.

As previously discussed, effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo, which brought USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo and represented controlling interest of Galileo. Galileo is consolidated with USCAN and the non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets. After the purchase of the additional interest, Galileo changed its fiscal year end from December 31 to June 30, effective June 30, 2014, to correspond to the Company’s year end. This change was treated as a change in accounting principle.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, the funds it advises. The Company has determined that these entities qualify for the Investment Company deferral in the Accounting Standards Codification (“ASC”) 810-10-65-2 (aa) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant to the total ownership of the fund, and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 Investment Management and Other Fees to the Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary of these VIEs.

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

Available-for-sale Securities. Securities that are neither trading securities nor held-to-maturity securities and for which the Company does not have significant influence are classified as available-for-sale securities and reported at fair value. Unrealized holding gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale.

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

Intangible Asset. An intangible asset, consisting of a non-compete agreement, acquired in connection with the acquisition of Galileo shares effective June 1, 2014, was recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model included various factors to project future cash flows expected to be generated from the asset, including: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed assets; (3) incremental operating expenses; and (4) a discount rate. Management estimated a rate of change for underlying managed assets based on an estimated net redemption or sales rate. Expected revenue per managed assets and incremental operating expenses of the acquired assets was generally based on contract terms.
The Company determined that the non-compete agreement has a finite useful life. The Company amortized this finite-lived identifiable intangible asset on a straight-line basis over its estimated useful life. Management periodically evaluates the remaining useful lives and carrying values of intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying the intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible asset, the Company compares the carrying value of the asset and its related useful life to the projected discounted cash flows expected to be generated from the underlying managed assets over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the discounted cash flows, the asset is written down to its fair value determined using discounted cash flows.
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

The Company assesses uncertain tax positions in accordance with ASC 740, Income Taxes. Judgment is used to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

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

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. No options were granted in fiscal years 2016, 2015 or 2014.

The Company believes that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in the Company’s Consolidated Financial Statements.

Foreign Exchange. The balance sheets of certain foreign subsidiaries of the Company and certain foreign-denominated investment products are translated at the current exchange rate as of the end of the accounting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from balance sheet translations of foreign subsidiaries are excluded from income and are recorded in “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets. Net exchange gains and losses resulting from income or loss translations are included in income and are recorded in “investment income (loss)” on the Consolidated Statements of Operations. Investment transactions denominated in foreign currencies are converted to U.S. dollars using the exchange rate on the date of the transaction and any related gain or loss is included in “investment income (loss)” on the Consolidated Statements of Operations.

Recent Accounting Pronouncements. See information regarding accounting pronouncements that have been issued but not yet adopted by the Company in Note 2, Significant Accounting Policies, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes the key aspects of certain financial instruments that have market risk to the Company.

Investment Management and Administrative Services Fees

Revenues are generally based upon a percentage of the market value of assets under management in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Company’s operating results. A significant portion of assets under management in equity funds have exposure to international markets and/or natural resource sectors, which may experience volatility. In addition, fluctuations in interest rates may affect the value of assets under management in fixed income funds.

Performance Fees

USGIF advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the years ended June 30, 2016, 2015, and 2014, the Company realized a decrease in its USGIF base advisory fee of $132,000; $1.0 million; and $815,000, respectively, due to these performance adjustments.

The Company also may receive performance fees from its offshore advisory clients based on the overall increase in net asset values, if any. The Company recorded no performance fees from these clients for the years ended June 30, 2016, and 2015, and $4,000 for the year ended June 30, 2014.

Corporate Investments

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

The table below summarizes the Company’s equity price risks as of June 30, 2016, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at June 30, 2016	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders' Equity, Net of Tax
Trading securities ¹	$10,104	25% increase	$12,630	$2,526
		25% decrease	$7,578	$(2,526)
Available-for-sale ²	$3,481	25% increase	$4,351	$870
		25% decrease	$2,611	$(870)

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.
2.	Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. We translate Galileo’s foreign currency financial statements into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the year ended June 30, 2016, Galileo represented 21.1 percent of net operating revenues, 3.3 percent of loss from continuing operations before taxes, and 6.1 percent of total assets (see Note 17, Financial Information by Business Segment, to the Consolidated Financial Statements of this Annual Report on Form 10-K). Certain corporate investments are held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2016 and 2015 and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
September 14, 2016

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2016	June 30, 2015
(dollars in thousands)
Current Assets
Cash and cash equivalents	$3,993	$3,507
Restricted cash	1,000	-
Investment securities - trading, at fair value	10,104	15,640
Accounts and other receivables	787	1,653
Note receivable	2,000	-
Prepaid expenses	290	410
Total assets held related to discontinued operations	-	184
Total Current Assets	18,174	21,394

Net Property and Equipment	2,466	2,736

Other Assets
Investment securities - available-for-sale, at fair value	3,481	4,263
Other investments	1,924	2,303
Note receivable, long term	212	-
Intangible assets, net	-	41
Other assets, long term	89	33
Total Other Assets	5,706	6,640
Total Assets	$26,346	$30,770
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$148	$114
Accrued compensation and related costs	451	456
Dividends payable	115	231
Other accrued expenses	586	692
Total liabilities held related to discontinued operations	-	134
Total Current Liabilities	1,300	1,627

Commitments and Contingencies (Note 20)

Shareholders' Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,421 at June 30, 2016, and June 30, 2015	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 shares at June 30, 2016, and June 30, 2015	52	52
Additional paid-in-capital	15,651	15,694
Treasury stock, class A shares at cost; 688,700 and 555,786 shares at June 30, 2016, and June 30, 2015, respectively	(1,663)	(1,464)
Accumulated other comprehensive loss, net of tax	(149)	(483)
Retained earnings	10,290	14,423
Total U.S. Global Investors Inc. Shareholders' Equity	24,528	28,569
Non-Controlling Interest in Subsidiary	518	574
Total Shareholders' Equity	25,046	29,143
Total Liabilities and Shareholders' Equity	$26,346	$30,770

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2014
Operating Revenues
Advisory fees	$5,185	$6,682	$7,760
Administrative services fees	320	651	774
	5,505	7,333	8,534
Operating Expenses
Employee compensation and benefits	4,918	5,399	6,312
General and administrative	3,727	4,123	4,971
Platform fees	508	856	216
Advertising	212	135	56
Depreciation and amortization	316	327	256
	9,681	10,840	11,811
Operating Loss	(4,176)	(3,507)	(3,277)
Other Income
Investment income	485	434	2,145
Equity in earnings of Galileo	-	-	20
Total Other Income	485	434	2,165
Loss from Continuing Operations Before Income Taxes	(3,691)	(3,073)	(1,112)
Provision for Federal Income Taxes
Tax expense (benefit)	(6)	822	(475)
Loss from Continuing Operations	(3,685)	(3,895)	(637)
Discontinued Operations
Loss from discontinued operations of transfer agent before income taxes	-	-	(368)
Tax benefit	-	-	(125)
Loss from discontinued operations of distributor before income taxes	(18)	(81)	(125)
Tax benefit	-	-	(42)
Loss from Discontinued Operations	(18)	(81)	(326)
Net Loss	(3,703)	(3,976)	(963)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(28)	54	7
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,675)	$(4,030)	$(970)

Net Loss Per Share Attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.24)	$(0.25)	$(0.04)
Loss from discontinued operations	-	(0.01)	(0.02)
Net loss	$(0.24)	$(0.26)	$(0.06)
Diluted
Loss from continuing operations	$(0.24)	$(0.25)	$(0.04)
Loss from discontinued operations	-	(0.01)	(0.02)
Net loss	$(0.24)	$(0.26)	$(0.06)

Basic weighted average number of common shares outstanding	15,294,893	15,399,831	15,459,022
Diluted weighted average number of common shares outstanding	15,294,893	15,399,831	15,459,022

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(dollars in thousands)	2016	2015	2014
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,675)	$(4,030)	$(970)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	657	(1,000)	923
Less: reclassification adjustment for gains/losses included in net income	(273)	(227)	(687)
Net change from available-for-sale investments, net of tax	384	(1,227)	236
Foreign currency translation adjustment	(78)	(248)	27
Other Comprehensive Income (Loss)	306	(1,475)	263
Comprehensive Loss	(3,369)	(5,505)	(707)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	(28)	(86)	9
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(3,341)	$(5,419)	$(716)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
Balance at June 30, 2013 (13,865,021 shares of class A; 2,070,527 shares of class C)	$347	$52	$15,654	$(1,129)	$652	$21,273	$-	$36,849
Purchases of 93,351 shares of Common Stock (class A)	-	-	-	(289)	-	-	-	(289)
Issuances of stock under ESPP of 52,191 shares of Common Stock (class A)	-	-	27	129	-	-	-	156
Conversion of 1,340 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(927)	-	(927)
Stock bonuses	-	-	2	9	-	-	-	11
Stock-based compensation expense	-	-	(14)	-	-	-	-	(14)
Galileo acquisition - non-controlling interest	-	-	-	-	-	-	617	617
Other comprehensive income, net of tax	-	-	-	-	254	-	9	263
Net income (loss)	-	-	-	-	-	(970)	7	(963)
Balance at June 30, 2014 (13,866,361 shares of class A; 2,069,187 shares of class C)	347	52	15,669	(1,280)	906	19,376	633	35,703
Purchases of 95,251 shares of Common Stock (class A)	-	-	-	(292)	-	-	-	(292)
Issuance of stock under ESPP of 37,383 shares of Common Stock (class A)	-	-	23	98	-	-	-	121
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(923)	-	(923)
Stock bonuses	-	-	2	10	-	-	-	12
Distribution to non-controlling interests in subsidiary	-	-	-	-	-	-	(27)	(27)
Other comprehensive income, net of tax	-	-	-	-	(1,389)	-	(86)	(1,475)
Net income (loss)	-	-	-	-	-	(4,030)	54	(3,976)
Balance at June 30, 2015 (13,866,421 shares of class A; 2,069,127 shares of class C)	347	52	15,694	(1,464)	(483)	14,423	574	29,143
Purchases of 177,998 shares of Common Stock (class A)	-	-	-	(313)	-	-	-	(313)
Issuance of stock under ESPP of 39,084 shares of Common Stock (class A)	-	-	(40)	99	-	-	-	59
Dividends declared	-	-	-	-	-	(458)	-	(458)
Stock bonuses	-	-	(3)	15	-	-	-	12
Other comprehensive income, net of tax	-	-	-	-	334	-	(28)	306
Net loss	-	-	-	-	-	(3,675)	(28)	(3,703)
Balance at June 30, 2016 (13,866,421 shares of class A; 2,069,127 shares of class C	$347	$52	$15,651	$(1,663)	$(149)	$10,290	$518	$25,046

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3,703)	$(3,976)	$(963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	316	327	259
Net recognized loss on disposal of fixed assets	3	26	26
Net recognized gain on securities	(13)	(313)	(878)
Gain on acquisition of Galileo	-	-	(290)
Net income from equity method investment	-	-	(20)
Provision for deferred taxes	-	807	387
Stock bonuses	12	12	11
Stock-based compensation expense	-	-	1
Changes in operating assets and liabilities:
Accounts receivable	1,046	655	(634)
Prepaid expenses	63	86	109
Trading securities	5,509	2,176	(13,222)
Accounts payable and accrued expenses	(200)	(472)	25
Total adjustments	6,736	3,304	(14,226)
Net cash provided by (used in) operating activities	3,033	(672)	(15,189)
Cash Flows from Investing Activities:
Purchase of property and equipment	(13)	(40)	(30)
Cash acquired in excess of payment to acquire Galileo shares	-	-	1,236
Purchase of available-for-sale securities	(155)	(186)	(1,317)
Purchase of other investments	(751)	(1,000)	(1,187)
Payment to acquire note receivable	(2,000)	-	-
Proceeds on sale of available-for-sale securities	1,386	795	5,305
Proceeds from other investment	751	5	-
Return of capital on investments	136	36	43
Net cash provided by (used in) investing activities	(646)	(390)	4,050
Cash Flows from Financing Activities:
Increase in restricted cash	(1,000)	-	-
Issuance of common stock	59	121	156
Repurchases of common stock	(313)	(292)	(289)
Distributions to non-controlling interests in subsidiary	-	(27)	-
Dividends paid	(574)	(924)	(928)
Net cash used in financing activities	(1,828)	(1,122)	(1,061)
Effects of foreign currency translation	(73)	(219)	25
Net increase (decrease) in cash and cash equivalents	486	(2,403)	(12,175)
Beginning cash and cash equivalents	3,507	5,910	18,085
Ending cash and cash equivalents	$3,993	$3,507	$5,910

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$49	$8	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services to USGIF. For these services, the Company receives fees from USGIF. It also provided to USGIF transfer agent functions through December 6, 2013, and distribution services through December 9, 2015. The Company also provides advisory services to offshore clients and an SEC registered exchange traded fund (“ETF”). Effective June 1, 2014, the Company holds a controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm. See Note 2 Significant Accounting Policies and Note 18 Business Combination for additional information on the acquisition of controlling interest of Galileo.

U.S. Global formed the following companies to provide transfer agent and distribution services to USGIF: United Shareholder Services, Inc. (“USSI”) and U.S. Global Brokerage, Inc. (“USGB”). USSI, which ceased operations in fiscal 2014, was legally dissolved in December 2015. USGB ceased operations in December 2015 as discussed in Note 3.

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

In addition, effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring. This strategic investment brought USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represents controlling interest of Galileo. Galileo is consolidated with USCAN and the non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets. See Note 18 Business Combination for additional information. After the purchase of the additional interest, Galileo changed its fiscal year end from December 31 to June 30, effective June 30, 2014, to correspond to the Company’s year end. This change was treated as a change in accounting principle.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, the funds it advises. The Company has determined that these entities qualify for the Investment Company deferral in ASC 810-10-65-2 (aa) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant to the total ownership of the fund, and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 Investment Management and Other Fees for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary of these VIEs.

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

Restricted Cash. Restricted cash represents cash invested in a money market account as collateral for the credit facility that is not available for general corporate use.

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

Available-for-sale Securities. Securities that are neither trading securities nor held-to-maturity securities and for which the Company does not have significant influence are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on these available-for-sale securities are excluded from earnings, reported net of tax as a separate component of shareholders’ equity, and recorded in earnings on the date of sale.

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

Equity Method Investments. Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. No impairment was recognized for the Company’s equity method investment during the years presented. No investments were held at June 30, 2016, or 2015 that are accounted for using the equity method. See Note 18 Business Combination for further information.

Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values.

Receivables. Receivables other than notes receivable consist primarily of advisory and other fees owed to the Company by clients. Receivables also include advisory fees owed to Galileo by the funds and clients it manages. The Company also invests in notes receivable. Notes receivable are recorded in accordance with the terms of the agreement, and accrued interest is recorded when earned. The Company reviews the need for an allowance for credit losses for notes and other receivables based on various factors including payment history, historical bad debt experience, aging and specific accounts identified as high risk. Uncollectible receivables, if any, are charged against the allowance when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for credit losses as of June 30, 2016, or 2015.

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
Intangible Asset. An intangible asset, consisting of a non-compete agreement, acquired in connection with the acquisition of Galileo shares effective June 1, 2014, was recorded at fair value determined using a discounted cash flow model as of the date of acquisition. The discounted cash flow model included various factors to project future cash flows expected to be generated from the asset, including: (1) an estimated rate of change for underlying managed assets; (2) expected revenue per managed assets; (3) incremental operating expenses; and (4) a discount rate. Management estimated a rate of change for underlying managed assets based on an estimated net redemption or sales rate. Expected revenue per managed assets and incremental operating expenses of the acquired assets was generally based on contract terms.
The Company determined that the non-compete agreement has a finite useful life. The Company amortized this finite-lived identifiable intangible asset on a straight-line basis over its estimated useful life of 2 years. Management periodically evaluates the remaining useful lives and carrying values of intangible assets to determine whether events and circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying the intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the finite-lived intangible asset, the Company compares the carrying value of the asset and its related useful life to the projected discounted cash flows expected to be generated from the underlying managed assets over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the discounted cash flows, the asset is written down to its fair value determined using discounted cash flows.
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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2016, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2012 through 2015 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2009 through 2015 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject.

Revenue Recognition. The Company earns substantially all of its revenues from advisory and administrative fees that are calculated as a percentage of assets under management and are recorded as revenue as services are performed. Offshore advisory client contracts provide for monthly management fees, in addition to performance fees. The advisory contract for the equity funds within USGIF provides for a performance fee on the base advisory fee that are calculated and recorded monthly. Revenue shown on the Consolidated Statements of Operations is net of fee waivers.

Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Both dividends and interest income are included in investment income.

Advertising Costs. The Company expenses advertising costs as they are incurred. Certain sales materials, which are considered tangible assets, are capitalized and then expensed during the period in which they are distributed. Net advertising expenditures were $212,000; $135,000; and $56,000; during fiscal years 2016, 2015, and 2014, respectively, after adjustments for discontinued operations.

Foreign Exchange. The balance sheets of certain foreign subsidiaries of the Company and certain foreign-denominated investment products are translated at the current exchange rate as of the end of the accounting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from balance sheet translations of foreign subsidiaries are excluded from income and are recorded in “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets. Net exchange gains and losses resulting from income or loss translations are included in income and are recorded in “investment income (loss)” on the Consolidated Statements of Operations. Investment transactions denominated in foreign currencies are converted to U.S. dollars using the exchange rate on the date of the transaction and any related gain or loss is included in “investment income (loss)” on the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

In April 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 became effective for the Company on July 1, 2015. The adoption of ASU 2014-08 was not material to the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the guidance related to identifying performance obligations and the licensing guidance in ASU 2014-09. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing guidance for purchased credit deteriorated loans and debt securities. ASU 2016-13 is effective for public entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 3. DISCONTINUED OPERATIONS

Distributor

In December 2015, USGIF elected a new slate of trustees to the Board of Trustees of the Funds. The Company proposed the election of new trustees and the transition of certain functions to third-party service providers with the intention of streamlining the Company’s responsibilities so it can better focus on strategic activities. The new Board of Trustees of USGIF adopted several new service agreements. As anticipated, effective December 10, 2015, the Company, through its wholly-owned subsidiary, U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF. The Company’s portion of one-time transition expenses, recorded in the quarter ended December 31, 2015, was approximately $290,000. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. As a result of this change, the Company filed Form BDW, the Uniform Request Withdrawal From Broker-Dealer Registration, with FINRA, which was approved in February 2016. This constitutes a strategic shift that has started to have, and will continue to have, a major effect on the Company’s operating revenues and expenses.

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

The discontinued operations did not have depreciation, amortization, capital expenditures or significant non-cash operating and investing items.

The assets and liabilities related to distribution discontinued operations are as follows at June 30, 2016, and June 30, 2015:

(dollars in thousands)	June 30, 2016	June 30, 2015
Assets
Receivables	$-	$184
Total assets held related to discontinued operations	$-	$184

Liabilities
Accounts payable	$-	$5
Other accrued expenses	-	129
Total liabilities held related to discontinued operations	$-	$134

The components of loss from discontinued operations of the distributor were as follows:

	Year Ended June 30,
(dollars in thousands)	2016	2015	2014
Revenues
Distribution fees	$425	$1,408	$1,974
Shareholder services fees	183	630	931
	608	2,038	2,905
Expenses
Employee compensation and benefits	188	491	493
General and administrative	77	152	291
Platform fees	347	1,201	1,687
Advertising	14	275	559
	626	2,119	3,030
Loss from discontinued operations of distributor before income taxes	(18)	(81)	(125)
Tax benefit	-	-	(42)
Loss from discontinued operations of distributor	$(18)	$(81)	$(83)

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

Due to this transition, the Company is no longer responsible for paying the platform fees for the USGIF equity funds and is reimbursed for certain distribution expenses from the new distributor for USGIF.

Transfer Agent

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. USSI served as transfer agent until conversion to a third-party transfer agent on December 9, 2013.

The transfer agency results, together with expenses associated with discontinuing transfer agency operations, are reflected as “discontinued operations” in the Consolidated Statements of Operations and are therefore, excluded from continuing operations results. These expenses include approximately $65,000 of expenses in fiscal 2014 related to leased equipment that will not be utilized. Comparative periods shown in the Consolidated Financial Statements have been adjusted to conform to this presentation.

As of June 30, 2016, and 2015, there were no material remaining assets or liabilities related to the transfer agency business.

The components of loss from discontinued operations of the transfer agent were as follows:

	Year Ended June 30,
(dollars in thousands)	2016	2015	2014
Operating revenue	$-	$-	$529
Operating expenses	-	-	897
Loss from discontinued operations of transfer agent before income taxes	-	-	(368)
Tax benefit	-	-	(125)
Loss from discontinued operations of transfer agent	$-	$-	$(243)

NOTE 4. INVESTMENTS

As of June 30, 2016, the Company held investments with a fair value of $13.6 million and a cost basis of $14.5 million. The market value of these investments is approximately 51.6 percent of the Company’s total assets. In addition, the Company owned other investments of $1.9 million accounted for under the cost method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of June 30, 2016, and 2015:

	June 30, 2016
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Offshore fund	$1,184	$-	$(826)	$358
Mutual funds - Fixed income	9,284	124	-	9,408
Mutual funds - Domestic equity	535	-	(197)	338
Other	45	-	(45)	-
Total trading securities	$11,048	$124	$(1,068)	$10,104

Available-for-sale securities[2]
Common stock - Domestic	$109	$21	$-	$130
Common stock - International	613	16	(83)	546
Corporate debt	1,038	86	-	1,124
Mutual funds - Fixed income	1,226	18	(23)	1,221
Mutual funds - Domestic equity	394	2	-	396
Other	56	8	-	64
Total available-for-sale securities[3]	$3,436	$151	$(106)	$3,481

	June 30, 2015
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Offshore fund	$1,184	$-	$(703)	$481
Mutual funds - Fixed income	14,691	68	(5)	14,754
Mutual funds - Domestic equity	535	-	(130)	405
Other	81	-	(81)	-
Total trading securities	$16,491	$68	$(919)	$15,640

Available-for-sale securities[2]
Common stock - Domestic	$535	$316	$(9)	$842
Common stock - International	695	309	(39)	965
Corporate debt	1,433	-	(817)	616
Mutual funds - Fixed income	1,227	9	(22)	1,214
Mutual funds - Domestic equity	543	-	(80)	463
Other	169	1	(7)	163
Total available-for-sale securities[3]	$4,602	$635	$(974)	$4,263

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]
Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

[3]	Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of June 30, 2016, are $45 and $45, respectively, and as of June 30, 2015, are $(339) and $(339), respectively.

The following summarizes investment income (loss) reflected in earnings for the periods presented.

(dollars in thousands)	Year Ended June 30,
Investment Income	2016	2015	2014
Realized gains on sales of available-for-sale securities	$532	$591	$1,044
Realized losses on sales of trading securities	(25)	(1)	(163)
Realized gains (losses) on sales of securities classified as other investments	3	(30)	-
Unrealized gains (losses) on trading securities	(93)	(601)	450
Realized gain on Galileo acquisition	-	-	290
Realized foreign currency gains	43	71	1
Other-than-temporary declines in available-for-sale securities	(259)	(247)	(3)
Other-than-temporary declines in securities held at cost	(258)	-	-
Dividend and interest income	542	651	526
Total Investment Income	$485	$434	$2,145

Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $259,000; $247,000; and $3,000 in fiscal years 2016, 2015, and 2014, respectively. The impairment losses resulted from fair values of certain equity securities being lower than book value and from proposed changes to debt securities. For the year ending June 30, 2016, there were eight securities with a combined cost basis of $702,000 that were written down to a combined fair value of $466,000. Also during the year ending June 30, 2016, another security with a cost basis of $970,000 was written down to $947,000 based on the net present value of estimated future cash flows. The impairment losses in the 2015 fiscal year resulted from issuers defaulting on scheduled payments. One security with a cost basis of $44,000 was written down to its fair value of $5,000. Two other securities, for which the common issuer has resumed interest payments, were written down to the net present value of estimated future cash flows. These securities had a cost basis of $310,000 and $1.1 million, respectively, and were written down to $234,000 and $970,000, respectively. Also included in investment income for the year ended June 30, 2016, were approximately $258,000 in other-than-temporary declines in value on securities held at cost. The impairment loss resulted from the estimated values of certain securities being lower than cost. Three securities held at cost with a combined cost basis of $1.1 million were written down to a combined adjusted cost basis of $867,000. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than the cost basis, financial condition and prospects of the issuers, and the Company's ability to hold the investment until recovery.

Unrealized Losses

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company reviewed the gross unrealized losses shown as of June 30, 2016, and determined that the losses were not other-than-temporary based on consideration of the nature of the investment and the cause, severity and duration of the loss.

June 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	246	(60)	23	(23)	269	(83)
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	1	-	201	(23)	202	(23)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$247	$(60)	$224	$(46)	$471	$(106)

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$77	$(7)	$107	$(2)	$184	$(9)
Common stock - International	114	(23)	39	(16)	153	(39)
Corporate debt	386	(817)	-	-	386	(817)
Mutual funds - Fixed income	67	(7)	139	(15)	206	(22)
Mutual funds - Domestic equity	463	(80)	-	-	463	(80)
Other	112	(7)	-	-	112	(7)
Total available-for-sale securities	$1,219	$(941)	$285	$(33)	$1,504	$(974)

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

The following presents fair value measurements, as of each balance sheet date, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	June 30, 2016
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Offshore fund	$-	$358	$-	$358
Mutual funds - Fixed income	9,408	-	-	9,408
Mutual funds - Domestic equity	338	-	-	338
Other	-	-	-	-
Total trading securities	9,746	358	-	10,104
Available-for-sale securities
Common stock - Domestic	130	-	-	130
Common stock - International	546	-	-	546
Corporate debt	1,124	-	-	1,124
Mutual funds - Fixed income	1,221	-	-	1,221
Mutual funds - Domestic equity	396	-	-	396
Other	64	-	-	64
Total available-for-sale securities	3,481	-	-	3,481
Total	$13,227	$358	$-	$13,585

	June 30, 2015
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Offshore fund	$-	$481	$-	$481
Mutual funds - Fixed income	14,754	-	-	14,754
Mutual funds - Domestic equity	405	-	-	405
Other	-	-	-	-
Total trading securities	15,159	481	-	15,640
Available-for-sale securities
Common stock - Domestic	842	-	-	842
Common stock - International	965	-	-	965
Corporate debt	-	77	539	616
Mutual funds - Fixed income	1,214	-	-	1,214
Mutual funds - Domestic equity	463	-	-	463
Other	163	-	-	163
Total available-for-sale securities	3,647	77	539	4,263
Total	$18,806	$558	$539	$19,903

As of June 30, 2016, approximately 97 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, three percent are derived from Level 2 inputs and none from Level 3 inputs. As of June 30, 2015, approximately 94 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs, three percent are derived from Level 2 inputs and the remaining three percent are Level 3 inputs. The Company recognizes transfers between levels at the end of each quarter.

In Level 2, the Company has an investment in an affiliated offshore fund, classified as trading and which invests in companies in the energy and natural resources sectors, with a fair value of $358,000 and $481,000 as of June 30, 2016, and 2015, based on the net asset value per share. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

In addition, the Company had investments in corporate debt securities, classified as available-for-sale, of $77,000 as of June 30, 2015, categorized as Level 2 which the Company valued in accordance with the evaluated price supplied by an independent service or valued using the mean between the last reported bid ask quotation. These corporate debt securities were sold in the year ended June 30, 2016.

At June 30, 2015, Level 3 corporate debt, classified as available-for-sale, consisted of debt from two issuers. Debt from one issuer was valued at June 30, 2015, at $314,000 based on other traded debt of the issuer. This corporate debt was transferred during the quarter ended March 31, 2016, at its then-current value of $1.0 million from Level 3 to Level 1, as it now also trades on a market. This corporate debt, which matures in 2020, was valued at $1.1 million at June 30, 2016, in Level 1.

The other corporate debt classified as Level 3 at June 30, 2015, was valued at cost of $225,000, which approximated fair value as a result of the Company’s review of similar structured issuances in similar jurisdictions. This holding was transferred out of available-for-sale Level 3 assets and classified as a note receivable at its June 30, 2016, value of $212,000.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the years ended June 30, 2016, and 2015:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	June 30, 2016	June 30, 2015
(dollars in thousands)	Corporate Debt	Corporate Debt
Beginning Balance	$539	$250
Return of capital	(13)	(25)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	(23)	(133)
Included in other comprehensive income (loss)	710	104
Purchases	-	-
Sales	-	-
Transfers into Level 3	-	343
Transfers out of Level 3	(1,213)	-
Ending Balance	$-	$539

NOTE 5. INVESTMENT MANAGEMENT AND OTHER FEES

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the years ended June 30, 2016, 2015, and 2014, the Company realized a decrease in its base advisory fee of $132,000; $1.0 million; and $815,000, respectively, due to these performance adjustments.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2017. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company were $1.3 million; $1.3 million; and $2.4 million for the years ended June 30, 2016, 2015, and 2014, respectively. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

In addition, the Company has an administrative services agreement with USGIF. Effective December 2013, the Funds’ Board of Trustees increased the administrative services fees paid to the Company from an annual rate of 0.08 percent to 0.10 percent per investor class and from 0.06 percent to 0.08 percent per institutional class of each Fund, based on average daily net assets, plus $10,000 per Fund. Effective November 1, 2014, the annual per fund fee changed to $7,000. Effective December 10, 2015, upon amending the agreement and reducing the administrative services performed, the annual rate changed to 0.05 percent for each investor class and to 0.04 percent for each institutional class, and the per fund fee was eliminated.

The Company also serves as investment advisor to U.S. Global Jets ETF. The ETF commenced operations in April 2015, and fiscal 2016 was its first full year of operations. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF totaling $296,000 and $26,000 in fiscal 2016 and fiscal 2015, respectively.

The Company provides advisory services to offshore clients and received a monthly advisory fee based on the net asset values of the clients and performance fees based on the overall increase in net asset values, if any. The Company recorded advisory fees from these clients totaling $91,000; $130,000; and $190,000 for the years ended June 30, 2016, 2015, and 2014, respectively. The Company recorded no performance fees from these clients for the years ended June 30, 2016, and 2015, and $4,000 for the year ended June 30, 2014. One of the offshore funds liquidated in November 2013. The contracts between the Company and the two current offshore clients expire periodically, and management anticipates that its remaining offshore clients will renew the contracts.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $1.2 million; $2.0 million; and $234,000 for the years ended June 30, 2016, 2015, and 2014, respectively.

Prior to December 10, 2015, in connection with obtaining and/or providing administrative services to the beneficial owners of USGIF through broker-dealers, banks, trust companies and similar institutions which provide such services, the Company received shareholder services fees at an annual rate of up to 0.20 percent of the value of shares held in accounts at the institutions. The Company also received distribution fees from USGIF based on average net assets. The Company no longer receives shareholder services or distribution fees, which are included in “discontinued operations” in the Consolidated Statements of Operations. See further discussion in Note 3, Discontinued Operations.

Prior to conversion to a third party transfer agent on December 9, 2013, USSI received transfer agent fees from USGIF based on the number of shareholder accounts, transaction and activity-based fees and certain miscellaneous fees. The transfer agency fees are included in “discontinued operations” in the Consolidated Statements of Operations. See further discussion in Note 3, Discontinued Operations.

The following changes were made during fiscal year 2014 to the mutual funds the Company manages: (1) the Global Emerging Markets Fund liquidated on October 31, 2013, (2) the MegaTrends Fund was reorganized into the Holmes Growth Fund (renamed Holmes Macro Trends Fund), (3) the Tax Free Fund was reorganized into the Near-Term Tax Free Fund, (4) the U.S. Government Securities Savings Fund changed from a money market fund to the U.S. Government Securities Ultra-Short Bond Fund (“Government Fund”), and (5) the U.S. Treasury Securities Cash Fund was liquidated on December 27, 2013.

Prior to the Government Fund conversion in December 2013, the Company voluntarily agreed to waive fees and/or reimburse the fund to the extent necessary to maintain the fund’s yield at a certain level as determined by the Company (Minimum Yield). The Company may recapture any fees waived and/or expenses reimbursed to maintain Minimum Yield within three years after the end of the fund’s fiscal year of such waiver and/or reimbursement to the extent that such recapture would not cause the funds’ yield to fall below the Minimum Yield. Thus, $498,000 of the waiver for the Government Fund is recoverable by the Company through December 31, 2016. The U.S. Treasury Securities Cash Fund also had waivers subject to future recapture; however, because the fund was liquidated in December 2013, there will be no recapture.

NOTE 6. NOTES RECEIVABLE

The Company has invested in notes receivable consisting of two promissory notes. One note in the amount of $2 million was entered into with an unrelated third party in June 2016 and matures in June 2017. The note has a one-year extension option by the issuer upon payment of a 2.5 percent extension fee. The note bears interest at 12 percent, with 10 percent payable monthly and 2 percent payable at maturity. In case of prepayment, there would be a penalty for the amount of lost interest. The other note of $212,000 is with an unrelated third party, has a stated annual interest rate of 15 percent payable quarterly and matures in 2017. The Company considered the credit quality of the other parties and determined that no allowance for credit losses is necessary.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2016	2015
Building and land	$4,597	$4,608
Furniture, equipment, and other	2,103	2,412
	6,700	7,020
Accumulated depreciation	(4,234)	(4,284)
Net property and equipment	$2,466	$2,736

Depreciation expense totaled $275,000; $282,000; and $255,000 in fiscal years 2016, 2015, and 2014, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,
(dollars in thousands)	2016	2015
Intangible asset - Non-compete agreement
Gross carrying amount	$90	$90
Accumulated amortization	(90)	(49)
Net carrying amount	$-	$41

The non-compete agreement included as an intangible asset was acquired effective June 1, 2014, in connection with the acquisition of Galileo. This finite-lived identifiable intangible asset was amortized on a straight-line basis over its estimated useful life.

Amortization expense totaled $41,000; $45,000; and $4,000 in fiscal years 2016, 2015, and 2014, respectively. Amortization expense is included in depreciation and amortization on the Consolidated Statements of Operations.

NOTE 9. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2016	2015
Professional fees	$272	$297
Vendors payable	253	278
Taxes payable	61	117
Other accrued expenses	$586	$692

NOTE 10. BORROWINGS

As of June 30, 2016, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal year. The credit agreement will expire on May 31, 2017, and the Company intends to renew annually. The credit facility is collateralized by $1 million at June 30, 2016, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2016, the credit facility remains unutilized by the Company.

NOTE 11. LEASE COMMITMENTS

The Company has operating leases for office equipment that expire between fiscal years 2017 and 2019 and for office facilities in Canada that expire in 2018. Lease expenses totaled $397,000; $514,000; and $494,000 in fiscal years 2016, 2015, and 2014, respectively. Minimum non-cancelable lease payments required under operating leases for future periods, are as follows:

(dollars in thousands)
Fiscal Year	Amount
2017	$196
2018	193
2019	72
2020	-
2021	-
Total	$461

NOTE 12. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company has recorded expenses for contributions to the 401(k) plan of $113,000; $131,000; and $175,000 for fiscal years 2016, 2015, and 2014, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. No profit sharing contributions were made in fiscal years 2016, 2015, or 2014.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. Through December 31, 2015, certain employees could have contributed to the Near-Term Tax Free Fund, and the Company matched these contributions on a limited basis. The Company match, reflected in base salary expense, aggregated in all programs to $39,000; $51,000; and $58,000 in fiscal years 2016, 2015, and 2014, respectively.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. Through December 31, 2015, the Company matched their contributions up to 3 percent of gross salary. During fiscal years 2016, 2015, and 2014, employees purchased 39,084; 37,383; and 52,191, respectively, shares of treasury stock from the Company.

Additionally, the Company self-funds its employee health care plan. The Company has obtained reinsurance with both a specific and an aggregate stop-loss in the event of catastrophic claims. The Company has accrued an amount representing the Company’s estimate of claims incurred but not paid at June 30, 2016.

NOTE 13. SHAREHOLDERS’ EQUITY

Dividends

The Company paid $0.005 per share per month in fiscal years 2014 and 2015 and through September 2015 and $0.0025 per share per month from October 2015 through June 2016. Dividends of $496,000; $800,000; and $804,000 were paid to holders of class A common stock in fiscal years 2016, 2015, and 2014, respectively. Dividends of $78,000; $124,000; and $124,000 were paid to holders of class C common stock in fiscal years 2016, 2015, and 2014, respectively.

The monthly dividend of $0.0025 is authorized through December 2016 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

Effective January 1, 2013, the Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, December 10, 2014, and December 9, 2015, the Board of Directors renewed the repurchase program for calendar years 2014, 2015 and 2016, respectively. The total amount of shares that may be repurchased in 2016 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2016, approximately $2.68 million remains available for repurchase under this authorization.

During fiscal years 2016, 2015, and 2014, the Company repurchased 177,998; 95,251; and 93,351, respectively, of its class A shares on the open market using cash of $313,000; $292,000; and $289,000, respectively. To date, the Company has repurchased a total of 421,652 class A shares under the repurchase program using cash of $1,067,000.

Other Activity

The Company granted 2,400 shares of class A common stock at a weighted average fair value of $2.66 to an employee during fiscal year 2016. The Company did not grant any shares of class A common stock to employees during fiscal year 2015 or 2014. Grants vest immediately after issuance.

The Company granted 3,600; 3,600; and 3,600 shares of class A common stock at a weighted average fair value of $1.63, $3.24, and $3.07 to its non-employee directors in fiscal years 2016, 2015, and 2014, respectively. Grants vest immediately after issuance.

Issuances of treasury stock for grants or bonuses are accounted for using the weighted-average cost basis of the shares issued. During fiscal 2016, shares were issued, as described above, with a weighted-average cost basis greater than current fair value, which resulted in a combined negative adjustment to additional paid-in capital of approximately $43,000.

Shareholders of class C shares are allowed to convert to class A. During fiscal year 2016, no shares were converted from class C to class A. During fiscal years 2015 and 2014, 60 and 1,340 shares, respectively, were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Stock-based compensation

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. No options were granted in fiscal years 2016, 2015, or 2014. As of June 30, 2016, there were no options outstanding under the 1989 Plan.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. No options were granted in fiscal years 2016, 2015, or 2014. As of June 30, 2016, there were 2,000 options outstanding under the 1997 Plan.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

(dollars in thousands, except price data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2013	29,000	$17.03
Granted	-	n/a
Exercised	-	n/a
Forfeited	(7,000)	$11.74
Outstanding June 30, 2014	22,000	$18.72
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2015	22,000	$18.72
Granted	-	n/a
Exercised	-	n/a
Forfeited	(20,000)	$19.36
Outstanding June 30, 2016	2,000	$12.31	3.27	$ 12

As of June 30, 2016, 2015, and 2014, exercisable employee stock options totaled 2,000; 22,000; and 22,000 shares and had weighted average exercise prices of $12.31, $18.72, and $18.72 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2016, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($)
1997 Plan Class A	10/07/09	2,000	3.27	$12.31	2,000	$12.31
		2,000	3.27	$12.31	2,000	$12.31

NOTE 14. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. The current applicable U.S. statutory rate for the consolidated U.S. federal income tax return is approximately 34 percent and the current applicable Canadian statutory rate for the Canadian subsidiaries is approximately 26.5 percent. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The Company has not recognized deferred income taxes on undistributed earnings of USCAN and Galileo since such earnings are considered to be reinvested indefinitely.

For U.S. federal income tax purposes at June 30, 2016, the Company has charitable contribution carryovers totaling approximately $126,000 with $68,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020 and $5,000 expiring in fiscal year 2021. The Company has U.S. federal net operating loss carryovers of $5.5 million with $2.7 million expiring in fiscal year 2035 and $2.8 million expiring in fiscal year 2036. For Canadian income tax purposes, Galileo has cumulative eligible capital carryovers of $254,000 with no expiration and net operating loss carryovers of $66,000; $120,000; $45,000 and $123,000 expiring in fiscal 2025, 2027, 2030 and 2036, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2016, and 2015, a valuation allowance of $3.1 million and $2.1 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and book/tax differences in the balance sheet.

The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2016	2015	2014
United States	$(3,496)	$(3,400)	$(1,934)
Canada	(213)	246	329
Total	$(3,709)	$(3,154)	$(1,605)

The reconciliation of income tax computed for continuing operations at the U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
(dollars in thousands)	2016	% of Pretax	2015	% of Pretax	2014	% of Pretax
Tax expense (benefit) at statutory rate - continuing operations	$(1,255)	34.0%	$(1,045)	34.0%	$(378)	34.0%
Valuation allowance	1,067	(28.9)%	1,857	(60.4)%	35	(3.1)%
Income from controlled foreign corporation	51	(1.4)%	-	0.0%	-	0.0%
Nondeductible meals and entertainment	18	(0.5)%	15	(0.5)%	25	(2.3)%
Nondeductible membership dues	15	(0.4)%	23	(0.7)%	25	(2.2)%
Nondeductible insurance	8	(0.2)%	8	(0.3)%	8	(0.7)%
Nondeductible gain on business combination	-	0.0%	-	0.0%	(99)	8.9%
Non-taxable dividend income	(19)	0.5%	(25)	0.8%	(33)	3.0%
Other	109	(3.0)%	(11)	0.4%	(58)	5.1%
Total tax expense (benefit) - continuing operations	$(6)	0.1%	$822	(26.7)%	$(475)	42.7%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2016	2015	2014
Continuing Operations
Current tax benefit - U.S. Federal	$-	$(21)	$(862)
Current tax expense (benefit) - Non-U.S.	(6)	36	-
Deferred tax expense - U.S. Federal	-	807	387
Total tax expense (benefit) - continuing operations	(6)	822	(475)

Discontinued Operations
Current tax benefit - U.S. Federal	-	-	(167)
Total tax expense (benefit)	$(6)	$822	$(642)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective U.S. statutory tax rate are as follows:

	Year ended June 30,
(dollars in thousands)	2016	2015
Book/tax differences in the balance sheet
Trading securities	$321	$289
Prepaid expenses	(73)	(115)
Accumulated depreciation	142	129
Available-for-sale securities	436	366
Other Investments	83	-
Accrued expenses	99	125
Product start-up costs	63	-
Stock-based compensation expense	6	103
Tax Carryovers
Net operating loss carryover	1,953	1,051
Cumulative eligible capital carryover	67	76
Charitable contributions carryover	43	41
Capital loss carryover	-	8
Valuation Allowance	(3,140)	(2,073)
Net deferred tax asset	$-	$-

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2014
Net Loss
Loss from continuing operations	$(3,685)	$(3,895)	$(637)
Less: Income (loss) attributable to non-controlling interest in subsidiary	(28)	54	7
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(3,657)	(3,949)	(644)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	(18)	(81)	(326)
Net loss attributable to U.S. Global Investors, Inc.	$(3,675)	$(4,030)	$(970)

Weighted average number of outstanding shares
Basic	15,294,893	15,399,831	15,459,022
Effect of dilutive securities
Employee stock options	-	-	-
Diluted	15,294,893	15,399,831	15,459,022

Net loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.24)	$(0.25)	$(0.04)
Loss from discontinued operations	-	(0.01)	(0.02)
Net loss attributable to U.S. Global Investors, Inc.	$(0.24)	$(0.26)	$(0.06)
Diluted
Loss from continuing operations	$(0.24)	$(0.25)	$(0.04)
Loss from discontinued operations	-	(0.01)	(0.02)
Net loss attributable to U.S. Global Investors, Inc.	$(0.24)	$(0.26)	$(0.06)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2016, 2015, and 2014, employee stock options for 2,000; 22,000; and 22,000 shares were excluded from diluted EPS.

During fiscal years 2016, 2015, and 2014, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency translation adjustment	Total
Balance at June 30, 2013	$652	$-	$652
Other comprehensive income before reclassifications	1,399	18	1,417
Tax effect	(476)	-	(476)
Amount reclassified from AOCI	(1,041)	-	(1,041)
Tax effect	354	-	354
Net other comprehensive income for 2014	236	18	254
Balance at June 30, 2014	888	18	906
Other comprehensive loss before reclassifications	(1,341)	(162)	(1,503)
Tax effect	341	-	341
Amount reclassified from AOCI	(344)	-	(344)
Tax effect	117	-	117
Net other comprehensive loss for 2015	(1,227)	(162)	(1,389)
Balance at June 30, 2015	(339)	(144)	(483)
Other comprehensive income (loss) before reclassifications	657	(50)	607
Tax effect	-	-	-
Amount reclassified from AOCI	(273)	-	(273)
Tax effect	-	-	-
Net other comprehensive income (loss) for 2016	384	(50)	334
Balance at June 30, 2016	$45	$(194)	$(149)

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 17. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company manages the following business segments:
1.
Investment management services, by which the Company offers, through USGIF, offshore clients, and an ETF client a range of investment management products and services to meet the needs of individual and institutional investors;

2.
Investment management services - Canada, through which, as of June 1, 2014, the Company owns a 65% controlling interest in Galileo, a privately held Toronto-based asset management firm which offers investment management products and services in Canada; and

3.
Corporate investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments.

The following schedule details total revenues and income by business segment and certain amounts have been reclassified for comparative purposes:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Year ended June 30, 2016
Net operating revenues	$4,341	$1,164	$-	$5,505
Net other income	$-	$35	$450	$485
Income (loss) from continuing operations before income taxes	$(4,018)	$(122)	$449	$(3,691)
Loss from discontinued operations	$(18)	$-	$-	$(18)
Depreciation and amortization	$255	$61	$-	$316
Capital expenditures	$13	$-	$-	$13
Gross identifiable assets at June 30, 2016	$5,973	$1,618	$18,755	$26,346
Deferred tax asset				$-
Consolidated total assets at June 30, 2016				$26,346
Year ended June 30, 2015
Net operating revenues	$5,326	$2,007	$-	$7,333
Net other income	$-	$102	$332	$434
Income (loss) from continuing operations before income taxes	$(3,473)	$111	$289	$(3,073)
Loss from discontinued operations	$(81)	$-	$-	$(81)
Depreciation and amortization	$253	$74	$-	$327
Capital expenditures	$40	$-	$-	$40
Year ended June 30, 2014
Net operating revenues	$8,300	$234	$-	$8,534
Net other income (loss)	$-	$(12)	$2,177	$2,165
Income (loss) from continuing operations before income taxes	$(3,301)	$19	$2,170	$(1,112)
Loss from discontinued operations	$(326)	$-	$-	$(326)
Depreciation and amortization	$252	$7	$-	$259
Capital expenditures	$30	$-	$-	$30

Net operating revenues from investment management services include revenues from USGIF of $4.0 million; $5.2 million; and $8.1 million in fiscal years 2016, 2015, and 2014, respectively. The loss from discontinued operations in investment management services includes revenues from USGIF of $608,000; $2.0 million; and $3.4 million in fiscal years 2016, 2015, and 2014, respectively.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $900,000; $1.6 million; and $184,000 in fiscal years 2016, 2015, and 2014, respectively, and other significant advisory clients of $254,000; $354,000; and $48,000 in fiscal years 2016, 2015, and 2014, respectively.

NOTE 18. BUSINESS COMBINATION

Effective March 31, 2013, the Company, through USCAN, purchased 50 percent of the issued and outstanding shares of Galileo, a privately held Toronto-based asset management firm, for $600,000 cash.

Effective June 1, 2014, the Company, through USCAN, completed its purchase of an additional 15 percent interest in Galileo from the company’s founder, Michael Waring, for $180,000 cash. This strategic investment brought USCAN’s ownership to 65 percent of the issued and outstanding shares of Galileo, which represents a controlling interest of Galileo. Through Galileo, the Company expects to increase its presence in Canada. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President, General Counsel, and Chief Compliance Officer, serve as directors of Galileo.

From March 31, 2013, to June 1, 2014, the Company accounted for its interest in Galileo under the equity method with its share of Galileo’s profit or loss recognized in earnings. $20,000 was included in other income in fiscal year 2014.

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

The following unaudited pro forma condensed consolidated results of operations for the year ended 2014 are presented as if the Galileo acquisition had been completed on July 1, 2013. The unaudited pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the acquisition. In addition, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

The information below reflects certain nonrecurring adjustments to remove the Company’s equity in earnings of Galileo and include amortization of the intangible asset.

(dollars in thousands)	Year Ended June 30, 2014
Operating revenues	$10,866
Net loss	(856)
Net loss attributable to U.S. Global Investors, Inc.	(916)

Net Loss per Share
Loss from continuing operations - basic	$(0.04)
Loss from continuing operations - diluted	$(0.04)

Post-Acquisition Financial Information

The following amounts associated with the acquisition of Galileo, subsequent to the June 1, 2014, effective date, are included in the Consolidated Statements of Operations:

(dollars in thousands)	Year Ended June 30, 2014
Total revenues	$234
Net income	18
Net income attributable to U.S. Global Investors, Inc.	12
Costs associated with the acquisition[1]	33

[1]	Costs associated with the Galileo acquisition are included in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 19. RELATED PARTY TRANSACTIONS

On June 30, 2016, and 2015, the Company had $11.5 million and $17.1 million, respectively, at fair value invested in USGIF and offshore funds the Company advises. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities” in fiscal year 2016 and 2015. The Company recorded $180,000; $244,000; and $132,000 in income from dividends and capital gain distributions and $(273,000); $(596,000); and $942,000 in net recognized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2016, 2015, and 2014, respectively.

The Company earned advisory, administrative, distribution and shareholder services fees, as applicable, from the various funds for which it and its subsidiaries act as investment adviser, as disclosed in Note 5 and Note 3. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds, for expense reimbursements. As of June 30, 2016, and 2015, the Company had $595,000 and $701,000, respectively, of receivables from mutual funds included in the Consolidated Balance Sheets within “receivables.”

Frank Holmes, a director and Chief Executive Officer of the Company, was a trustee of USGIF until December 2015. Mr. Holmes is a director of each offshore fund and is also a director of Meridian Fund Managers Ltd., the manager of the offshore funds.

Mr. Holmes is also a director of a private company in which the Company holds common stock and warrants classified as other investments and valued at $723,000 at June 30, 2016, and in which he holds nontransferable stock options. The Company received $117,000 and $68,000 in dividend and interest income from its investments in this company in fiscal year 2016 and 2015, respectively. The Company recorded $211,000 in recognized losses on its investments in this company in fiscal year 2016.

Charlemagne Capital (IOM) Limited, a wholly owned subsidiary of Charlemagne Capital Limited, was the non-discretionary subadviser to the Emerging Europe Fund, a fund within USGIF, through July 31, 2014. The Company paid $5,000 and $60,000 in subadvisory fees in fiscal years 2015 and 2014, respectively. While still in the subadvisory relationship, the Company received $60,000 in dividend income in fiscal year 2014 from an investment in the common stock of the subadviser.

NOTE 20. CONTINGENCIES AND COMMITMENTS

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

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2016 through December 2016, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. Prior to the June 30, 2016, fiscal year-end, the Board of Directors approved monthly dividends from July 2016 to September 2016, and estimated dividends payable of $115,000 for that period is included in the Consolidated Balance Sheets at June 30, 2016. The total amount of cash dividends to be paid to class A and class C shareholders from July 2016 to December 2016 will be approximately $229,000.

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Note that quarterly per share amounts may not add to the annual total due to rounding.

	Quarters
Fiscal 2016	1st	2nd	3rd	4th	Total
(dollars in thousands except per share data)
Operating revenues	$1,250	$1,289	$1,330	$1,636	$5,505
Loss from continuing operations before income taxes	(861)	(2,187)	(392)	(251)	(3,691)
Tax expense (benefit)	11	-	(16)	(1)	(6)
Loss from continuing operations	(872)	(2,187)	(376)	(250)	(3,685)
Income (loss) from discontinued operations	7	(25)	-	-	(18)
Net loss	(865)	(2,212)	(376)	(250)	(3,703)
Net income (loss) attributable to non-controlling interest	3	-	(26)	(5)	(28)
Net loss attributable to U.S. Global Investors, Inc.	(868)	(2,212)	(350)	(245)	(3,675)
Comprehensive income (loss)	(1,577)	(1,592)	148	(348)	(3,369)
Comprehensive income (loss) attributable to U.S. Global Investors, Inc.	(1,533)	(1,575)	115	(348)	(3,341)
Earnings (loss) per share attributable to U.S. Global Investors, Inc.:
Basic
Loss from continuing operations	$(0.06)	$(0.14)	$(0.02)	$(0.02)	$(0.24)
Loss from discontinued operations	-	-	-	-	-
Net loss attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.14)	$(0.02)	$(0.02)	$(0.24)
Diluted
Loss from continuing operations	$(0.06)	$(0.14)	$(0.02)	$(0.02)	$(0.24)
Loss from discontinued operations	-	-	-	-	-
Net loss attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.14)	$(0.02)	$(0.02)	$(0.24)

	Quarters
Fiscal 2015	1st	2nd	3rd	4th	Total
(dollars in thousands except per share data)
Operating revenues	$2,628	$1,858	$1,389	$1,458	$7,333
Loss from continuing operations before income taxes	(108)	(784)	(922)	(1,259)	(3,073)
Tax expense (benefit)	(7)	3	26	800	822
Loss from continuing operations	(101)	(787)	(948)	(2,059)	(3,895)
Income (loss) on discontinued operations	12	(54)	(46)	7	(81)
Net loss	(89)	(841)	(994)	(2,052)	(3,976)
Net income attributable to non-controlling interest	39	1	13	1	54
Net loss attributable to U.S. Global Investors, Inc.	(128)	(842)	(1,007)	(2,053)	(4,030)
Comprehensive loss	(632)	(1,587)	(1,225)	(2,061)	(5,505)
Comprehensive loss attributable to U.S. Global Investors, Inc.	(604)	(1,562)	(1,177)	(2,076)	(5,419)
Earnings (loss) per share attributable to U.S. Global Investors, Inc.:
Basic
Loss from continuing operations	$(0.01)	$(0.05)	$(0.06)	$(0.13)	$(0.25)
Loss from discontinued operations	-	-	(0.01)	-	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.01)	$(0.05)	$(0.07)	$(0.13)	$(0.26)
Diluted
Loss from continuing operations	$(0.01)	$(0.05)	$(0.06)	$(0.13)	$(0.25)
Loss from discontinued operations	-	-	(0.01)	-	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.01)	$(0.05)	$(0.07)	$(0.13)	$(0.26)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management believes that, as of June 30, 2016, the Company’s management has maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	61
Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes served as Trustee of U.S. Global Investors Funds from August 1989 to December 2015. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006, Director of Meridian Global Dividend Income Fund from April 2011 to March 2014.

Jerold H. Rubinstein	78
Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Director, Chairman of the Board and CEO of Stratus Media Group, Inc. from April 2011 to July 2014. Director, Chief Executive Officer, and Chairman of the Board for ProElite, Inc. from June 2012 to July 2014. Director, Chairman of the Board and Chairman of the Audit Committee of RestorGenex Corporation during the period April 2011 to July 2014. Director and Chairman of the Audit Committee of SpendSmart Payments Co. from October 2013 to April 2016. Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to present.

Roy D. Terracina	70
Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Chairman of the Board of Our Lady of the Lake University since September 2006.

Thomas F. Lydon, Jr.	56
Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Trustee of Rydex/SGI from June 2005 to February 2012. Trustee of Guggenheim Investments since February 2012.

Susan B. McGee	57
President of the Company since February 1998, General Counsel since March 1997, and Chief Compliance Officer since January 2016. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Lisa C. Callicotte	43
Chief Financial Officer of the Company since July 12, 2013. Controller of the Company from July 2009 until July 2013. Since July 2009, Ms. Callicotte has served and continues to serve in various positions with the Company and its subsidiaries.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2016 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. Two of the four directors attended the 2015 annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

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
Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2016, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2016 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2016.

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

Compensation Committee Interlocks and Insider Participation. During fiscal year 2016, the Compensation Committee consisted of Roy D. Terracina, Thomas F. Lydon, Jr., and Jerold H. Rubinstein. All members of the Compensation Committee were independent directors, and no member was an employee or former employee. During fiscal year 2016, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Compensation Committee.

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

Director Interaction with Stockholders. The Company’s Corporate Governance Guidelines provide the process by which stockholders and other interested parties may contact the non-management members of the Board. These guidelines are contained on the Company’s website under “About Us,” followed by “Investor Relations.”

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

Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2016, its officers and directors, and all of the persons known to it to own more than 10 percent of its common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO, and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2016. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal year 2016.

Name	Title
Frank E. Holmes	Chief Executive Officer and Chief Investment Officer
Lisa C. Callicotte	Chief Financial Officer
Susan B. McGee	President, General Counsel and Chief Compliance Officer

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2016 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Mr. Holmes considered a matrix of factors in reviewing the performance of, and compensation for, the CFO, Ms. Lisa Callicotte. Mr. Holmes considered such things as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified audit results and the cost of living in San Antonio. Occasionally, Ms. Callicotte receives discretionary bonuses for the completion of special projects.

In reviewing the performance of and compensation for the President, General Counsel, and Chief Compliance Officer Susan McGee, Mr. Holmes considers a matrix of factors including responsibilities, productivity, hours of work, profitability of the Company, timely and accurate regulatory filings, completion of regulatory examinations, and the cost of living in San Antonio. In addition to her base salary, Ms. McGee is paid a monthly bonus based on retail assets in recognition of her strategic guidance of the sales personnel. Ms. McGee receives a monthly bonus when certain financial metrics are met. Occasionally, Ms. McGee receives discretionary bonuses for special projects such as completion of regulatory exams or managing significant new business relationships.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2016, no stock options were granted. As of June 30, 2016, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2016, no stock options were granted. As of June 30, 2016, 581,300 options had been granted; 257,000 shares had been exercised; 322,300 options had expired; 2,000 options remained outstanding, and 141,000 options are available for grant.

2010 Stock Incentive Plan

In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2016, no stock bonuses were awarded to NEOs.

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

We offer a range of health and welfare benefits to substantially all employees, including the NEOs. These benefits include medical, dental, vision, prescription drug, short-term disability, long-term disability, group life and accidental death insurance, and tuition reimbursement.

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $18,000 in calendar year 2016. An additional “catch-up” pretax contribution of up to $6,000 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. No profit sharing contributions were made in fiscal years 2016, 2015, or 2014.

Savings Plans

We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using mutual funds managed by us. Employee contributions to an Individual Retirement Account are matched to a maximum of $100 per month for certain management-level employees, including NEOs, and a maximum of $30 for all other employees. A similar savings plan utilizing UGMA accounts is offered to all employees to save for minor relatives and is matched at a maximum of $15 per month per child. Certain management-level employees, including NEOs, could have contributed to the Near-Term Tax Free Fund; and through December 31, 2015, we matched these contributions up to a maximum of $90 per month.

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. Through December 31, 2015, we automatically matched 100 percent of their contribution up to 3 percent of gross salary. During fiscal years 2016, 2015, and 2014, employees purchased 39,084; 37,383; and 52,191 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2016 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2016, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Name and Principal		Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Position	Year	($)	($)	($) [1]	($)		($)
(dollars in thousands)

Frank E. Holmes	2014	422	4	220	119		765
Chief Executive Officer	2015	422	6	70	118		616
Chief Investment Officer	2016	422	7	111	111	[2]	651

Lisa C. Callicotte	2014	135	27	-	19		181
Chief Financial Officer	2015	135	30	-	19		184
	2016	135	28	-	15	[3]	178

Susan B. McGee	2014	258	34	23	123		438
President	2015	258	36	12	128		434
General Counsel	2016	258	43	8	171	[4]	480
Chief Compliance Officer

1.	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
2.	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $57 in insurance, (ii) $24 in matched contributions, (iii) $16 in memberships, and (iv) $14 in miscellaneous items.
3.	Represents amounts paid by us on behalf of Ms. Callicotte as follows: (i) $13 in matched contributions, and (ii) $2 in miscellaneous items.
4.	Represents amounts paid by us on behalf of Ms. McGee as follows: (i) $129 in insurance, (ii) $19 in matched contributions, (iii) $11 in memberships, and (iv) $12 in miscellaneous items.

No stock awards were granted to the named executive officer in fiscal year 2016.

During fiscal year 2016, there were no exercises of stock options or vesting of restricted stock. As of June 30, 2016, Ms. Callicotte held 2,000 fully vested stock options exercisable at a price of $12.31. These options expire on October 7, 2019. No other options were outstanding for any of the named executive officers.

The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. The Company grants each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2016, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
(dollars in thousands)
Jerold H. Rubinstein	$105	$2	$107
Roy D. Terracina	$41	$2	$43
Thomas F. Lydon, Jr.	$24	$2	$26

1.
The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional $5,000 per month for added responsibilities as chairman; chairman fees were reduced to $2,500 per month in February 2016.

2.	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2016.

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
Jerold H. Rubinstein
Roy D. Terracina

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On September 2, 2016, there were 2,069,127 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.78%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On September 2, 2016, there were 13,170,616 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Financial & Investment Management Group, Ltd. – Traverse City, MI [1]	2,544,197	19.32%
Royce & Associates, LLC – New York, NY [2]	1,563,205	11.87%
Newberg Family Trust – Los Angeles, CA [3]	704,811	5.35%

1.	Information is from Schedule 13G as of July 31, 2016, filed with the SEC on August 15, 2016.
2.	Information is from Schedule 13G as of December 31, 2015, filed with the SEC on January 28, 2016.
3.	Information is from Schedule 13G/A as of December 31, 2015, filed with the SEC on February 10, 2016.

Security Ownership of Management

The following table sets forth, as of September 2, 2016, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C Common Stock		Class A Common Stock
Beneficial Owner	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.78%	452,282	3.43%
Lisa C. Callicotte, CFO	-	-	15,644	0.12%
Susan B. McGee, President, General Counsel, Chief Compliance Officer	-	-	102,305	0.78%
Jerold H. Rubinstein, Director	-	-	2,100	0.02%
Roy D. Terracina, Director	-	-	56,900	0.43%
Thomas F. Lydon, Jr., Director	-	-	10,600	0.08%
All directors and executive officers as a group (six persons)	2,064,560	99.78%	639,831	4.86%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	-----	-----	717,000
1997 Non-Qualified Stock Option Plan [2]	2,000	$12.31	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	125,446
2010 Stock Incentive Plan [4]	N/A	N/A	75,400
Total	2,000		1,058,846

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
2.
Stock options under this plan may be granted to directors, executives, and key salaried employees of the Company from authorized but unissued shares or treasury shares. The term of the option periods must be less than ten years.

3.
The Company has adopted a stock purchase plan to provide eligible employees of the Company an opportunity to purchase common stock of the Company. There are authorized shares of treasury stock reserved for issuance under the plan for which a registration statement has not been filed. Through December 2015, the Company contributed on behalf of each participant an amount equal to lesser of (i) the aggregate amount of the participant’s payroll deductions the purchase period, or (ii) 3% of the participant’s base compensation during the purchase period.

4.
The Company has adopted a stock incentive plan to provide eligible persons in the Company’s service an opportunity to acquire common stock of the Company. There are authorized shares of treasury stock reserved for issuance under the plan for which a registration statement has not been filed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

U.S. Global is invested in several of the mutual funds it manages. See Note 19 Related Party Transactions to the Consolidated Financial Statements of this Annual Report on Form 10-K, which incorporates the information of the relationships and related transaction for this Item 13. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2016, and 2015, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2016	2015
Audit fees [1]	$230	$245
Audit-related fees [2]	-	10
Tax fees [3]	19	39
Total fees	$249	$294

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

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2016, and 2015 were pre-approved by the Audit Committee.

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
10.2
Distribution Agreement dated December 10, 2015, by and between U.S. Global Investors Funds and Foreside Fund Services, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2015, filed February 12, 2016 (EDGAR Accession No. 0001185185-16-003686).

10.3
Distribution Services Agreement dated December 10, 2015, by and between U.S. Global Investors, Inc. and Foreside Fund Services, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2015, filed February 12, 2016 (EDGAR Accession No. 0001185185-16-003686).

10.4
Amended and Restated Administrative Services Agreement dated December 9, 2015, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2015, filed February 12, 2016 (EDGAR Accession No. 0001185185-16-003686).

10.5
Distribution Plan Pursuant to Rule 12b-1 adopted December 9, 2015 by the Board of Trustees of U.S. Global Investors Funds, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2015, filed February 12, 2016 (EDGAR Accession No. 0001185185-16-003686).

10.6
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

10.8	2010 Stock Incentive Plan, incorporated by reference to the Company’s Form 10-K for the period ended June 30, 2011, filed on September 6, 2011 (EDGAR Accession No. 0000950123-11-082564).

14.01
Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 17, 2016, incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2016, filed on May 12, 2016 (EDGAR Accession No. 0001185185-16-004512).

14.02
Code of Ethics, adopted June 28, 1989, and amended February 23, 2016, incorporated by reference to U.S. Global Investors Funds Post-Effective Amendment 125 filed April 29, 2016 (EDGAR Accession No. 0001398344-16-012463).

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

U.S. Global Investors, Inc.

Date: September 14, 2016	By:	/s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 14, 2016

* /s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 14, 2016

* /s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 14, 2016

* /s/ Roy D. Terracina
Roy D. Terracina	Director	September 14, 2016

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 14, 2016
*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		September 14, 2016