Form 10-Q
period 2016-09-30
U S GLOBAL INVESTORS INC
filed 2016-11-04
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File Number 0-13928

U.S. GLOBAL INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1598370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 Callaghan Road San Antonio, Texas	78229
(Address of principal executive offices)	(Zip Code)

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

YES ☐                                NO ☒

On October 27, 2016, there were 13,866,421 shares of Registrant’s class A nonvoting common stock issued and 13,153,506 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,069,127 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
Assets	(UNAUDITED)
(dollars in thousands)
Current Assets
Cash and cash equivalents	$3,303	$3,993
Restricted cash	1,000	1,000
Investment securities - trading, at fair value	10,204	10,104
Accounts and other receivables	804	787
Note receivable	2,000	2,000
Prepaid expenses	226	290
Total Current Assets	17,537	18,174

Net Property and Equipment	2,401	2,466

Other Assets
Investment securities - available-for-sale, at fair value	4,157	3,481
Other investments	2,683	1,924
Note receivable, long term	212	212
Other assets, long term	98	89
Total Other Assets	7,150	5,706
Total Assets	$27,088	$26,346
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$121	$148
Accrued compensation and related costs	443	451
Dividends payable	114	115
Other accrued expenses	562	586
Total Current Liabilities	1,240	1,300

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,421 at September 30, 2016, and June 30, 2016	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,069,127 shares at September 30, 2016, and June 30, 2016	52	52
Additional paid-in-capital	15,651	15,651
Treasury stock, class A shares at cost; 702,055 and 688,700 shares at September 30, 2016, and June 30, 2016, respectively	(1,689)	(1,663)
Accumulated other comprehensive income (loss), net of tax	534	(149)
Retained earnings	10,439	10,290
Total U.S. Global Investors Inc. Shareholders’ Equity	25,334	24,528
Non-Controlling Interest in Subsidiary	514	518
Total Shareholders’ Equity	25,848	25,046
Total Liabilities and Shareholders’ Equity	$27,088	$26,346

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015
Operating Revenues
Advisory fees	$1,891	$1,139
Administrative services fees	90	111
	1,981	1,250
Operating Expenses
Employee compensation and benefits	987	1,376
General and administrative	870	1,079
Advertising	29	110
Depreciation and amortization	64	80
	1,950	2,645
Operating Income (Loss)	31	(1,395)
Other Income
Investment income	253	534
Total Other Income	253	534
Income (Loss) Before Income Taxes	284	(861)
Provision for Federal Income Taxes
Tax expense	20	11
Income (Loss) from Continuing Operations	264	(872)
Discontinued Operations
Income from discontinued operations of distributor before income taxes	-	7
Tax expense	-	-
Income from Discontinued Operations	-	7
Net Income (Loss)	264	(865)
Less: Net Income Attributable to Non-Controlling Interest	1	3
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$263	$(868)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic
Income (loss) from continuing operations	$0.02	$(0.06)
Income from discontinued operations	-	-
Net income (loss)	$0.02	$(0.06)
Diluted
Income (loss) from continuing operations	$0.02	$(0.06)
Income from discontinued operations	-	-
Net income (loss)	$0.02	$(0.06)
Basic weighted average number of common shares outstanding	15,240,957	15,342,186
Diluted weighted average number of common shares outstanding	15,240,957	15,342,186

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2016	2015
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$263	$(868)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	709	(113)
Less: reclassification adjustment for losses included in net income	(16)	(471)
Net change from available-for-sale investments, net of tax	693	(584)
Foreign currency translation adjustment	(15)	(125)
Other Comprehensive Income (Loss)	678	(709)
Comprehensive Income (Loss)	941	(1,577)
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(5)	(44)
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$946	$(1,533)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$264	$(865)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64	80
Net recognized (gain) loss on securities	16	(438)
Stock bonuses	2	8
Changes in operating assets and liabilities:
Accounts receivable	(18)	1,172
Prepaid and other assets	54	82
Trading securities	(100)	464
Accounts payable and accrued expenses	(91)	(23)
Total adjustments	(73)	1,345
Net cash provided by operating activities	191	480
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(5)
Purchase of other investments	(776)	-
Proceeds on sale of available-for-sale securities	-	962
Return of capital on investment	17	13
Net cash provided by (used in) investing activities	(759)	970
Cash Flows from Financing Activities:
Issuance of common stock	1	28
Repurchases of common stock	(30)	(163)
Dividends paid	(113)	(230)
Net cash used in financing activities	(142)	(365)
Effect of exchange rate changes on cash and cash equivalents	20	(118)
Net increase (decrease) in cash and cash equivalents	(690)	967
Beginning cash and cash equivalents	3,993	3,507
Ending cash and cash equivalents	$3,303	$4,474
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$12	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2016, except for the adoption of new accounting pronouncements discussed below.

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

The Company’s evaluation for consolidation includes whether entities in which it has an interest or from which it receives fees are variable interest entities (“VIEs”) and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns and consolidates the VIE on the basis of having a controlling financial interest.

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $12.0 million at September 30, 2016, and $11.8 million at June 30, 2016.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2016, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, Consolidation. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. The Company adopted this standard on a modified retrospective approach effective July 1, 2016. The adoption did not result in any change in consolidated entities. See further discussion of the Company’s analysis for consolidation in Note 1, Basis of Presentation.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and requires the retrospective adoption approach. The Company adopted this standard for the September 30, 2016, financial statements on a retrospective basis and modified the presentation of the fair value hierarchy tables included in the notes to financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. Netting by tax jurisdiction is still required under the new guidance. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company early adopted this guidance effective September 30, 2016, on a prospective basis. As a valuation allowance is recorded for deferred tax balances, adoption of the guidance did not result in any changes or reclassifications in the Consolidated Balance Sheets as of September 30, 2016. No prior periods were retrospectively adjusted.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in our fiscal year 2019.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity’s ability to continue as a going concern, management shall disclose: i) the principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern; ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and iii) management’s plans that are intended to mitigate the conditions or events - and whether or not those plans alleviate the substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual period and interim periods thereafter. Early application is permitted. Management does not currently anticipate that this update will have any impact on the Company’s financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of investments in equity securities. It also amends certain presentation and disclosure requirements. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As indicated, when this standard is adopted, changes in the fair value of the Company’s investments securities classified as available-for-sale will no longer be reported through other comprehensive income, but rather through earnings. The Company is currently evaluating other potential impacts of this standard on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and disclosed. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption will be permitted in any interim or annual period, as long as all elements of the new standard are adopted at the same time. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce existing diversity in practice. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 2. INVESTMENTS

As of September 30, 2016, the Company held investments with a fair value of approximately $14.4 million and a cost basis of approximately $14.5 million. The fair value of these investments is approximately 53.0 percent of the Company’s total assets. In addition, the Company owned other investments of $2.7 million accounted for under the cost method of accounting. On September 30, 2016, the Company had $11.2 million and $448,000 at fair value invested in U.S. Global Investors Funds (“USGIF” or the “Funds”) and an offshore fund the Company advises, respectively. These amounts were included in the Consolidated Balance Sheets as “trading securities” and “available-for-sale securities.”

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

The following details the components of the Company’s investments recorded as fair value as of September 30, 2016, and June 30, 2016.

	September 30, 2016
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$9,284	$112	$-	$9,396
Mutual funds - Domestic equity	535	-	(175)	360
Other	45	-	(45)	-
Offshore fund	1,184	-	(736)	448
Total trading securities	$11,048	$112	$(956)	$10,204

Available-for-sale securities[2]
Common stock - Domestic	$109	$13	$-	$122
Common stock - International	602	199	(1)	800
Corporate debt	1,038	518	-	1,556
Mutual funds - Fixed income	1,221	13	(8)	1,226
Mutual funds - Domestic equity	394	-	(7)	387
Other	56	10	-	66
Total available-for-sale securities[3]	$3,420	$753	$(16)	$4,157

	June 30, 2016
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$9,284	$124	$-	$9,408
Mutual funds - Domestic equity	535	-	(197)	338
Other	45	-	(45)	-
Offshore fund	1,184	-	(826)	358
Total trading securities	$11,048	$124	$(1,068)	$10,104

Available-for-sale securities[2]
Common stock - Domestic	$109	$21	$-	$130
Common stock - International	613	16	(83)	546
Corporate debt	1,038	86	-	1,124
Mutual funds - Fixed income	1,226	18	(23)	1,221
Mutual funds - Domestic equity	394	2	-	396
Other	56	8	-	64
Total available-for-sale securities[3]	$3,436	$151	$(106)	$3,481

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
[3]	Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of September 30, 2016, are $737 and $737, respectively, and as of June 30, 2016, are $45 and $45, respectively.

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods discussed:

(dollars in thousands)	Three Months Ended September 30,
Investment Income	2016	2015
Realized gains on sales of available-for-sale securities	$-	$531
Realized losses on sales of trading securities	-	(35)
Unrealized gains (losses) on trading securities	99	(64)
Realized foreign currency gains	2	35
Other-than-temporary declines in available-for-sale securities	(16)	(60)
Dividend and interest income	168	127
Total Investment Income	$253	$534

Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $16,000 for the three months ended September 30, 2016, and $60,000 for the three months ended September 30, 2015. The impairment losses resulted from fair values of securities being lower than book value and proposed changes to debt securities. During the three months ended September 30, 2016, two securities with a combined cost basis of $98,000 were written down to a combined fair value of $82,000. During the three months ended September 30, 2015, three securities with a combined cost basis of $49,000 were written down to a combined fair value of $12,000. Also during the three months ended September 30, 2015, a debt security with a cost basis of $970,000 was written down to $947,000 based on the net present value of estimated cash flows. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company’s ability to hold the investment until recovery.

Unrealized Losses

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company reviewed the gross unrealized losses shown as of September 30, 2016, and determined that the losses were not other-than-temporary based on consideration of the nature of the investment and the cause, severity and duration of the loss.

	September 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	-	-	35	(1)	35	(1)
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	-	-	164	(8)	164	(8)
Mutual funds - Domestic equity	387	(7)	-	-	387	(7)
Other	-	-	-	-	-	-
Total available-for-sale securities	$387	$(7)	$199	$(9)	$586	$(16)

June 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	246	(60)	23	(23)	269	(83)
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	1	-	201	(23)	202	(23)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$247	$(60)	$224	$(46)	$471	$(106)

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities not traded on an exchange may be valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, the Company reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer’s financial condition. Certain debt securities may be valued based on review of similarly structured issuances in similar jurisdictions, when possible, or based on other traded debt securities issued by the issuer. The Company also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. Securities for which market quotations are not readily available are valued at their fair value as determined by the portfolio management team. The portfolio management team includes representatives from the investment, accounting and legal/compliance departments. The portfolio management team meets periodically to consider a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the board of directors.

The following presents fair value measurements, as of September 30, 2016, and June 30, 2016, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	September 30, 2016
			Significant
		Significant	Unobservable
	Quoted Prices	Other Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$9,396	$-	$-	$9,396
Mutual funds - Domestic equity	360	-	-	360
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				448
Total trading securities	9,756	-	-	10,204
Available-for-sale securities
Common stock - Domestic	122	-	-	122
Common stock - International	800	-	-	800
Corporate debt	-	1,556	-	1,556
Mutual funds - Fixed income	1,226	-	-	1,226
Mutual funds - Domestic equity	387	-	-	387
Other	66	-	-	66
Total available-for-sale securities	2,601	1,556	-	4,157
Total	$12,357	$1,556	$-	$14,361

	June 30, 2016
			Significant
		Significant	Unobservable
	Quoted Prices	Other Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$9,408	$-	$-	$9,408
Mutual funds - Domestic equity	338	-	-	338
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				358
Total trading securities	9,746	-	-	10,104
Available-for-sale securities
Common stock - Domestic	130	-	-	130
Common stock - International	546	-	-	546
Corporate debt	1,124	-	-	1,124
Mutual funds - Fixed income	1,221	-	-	1,221
Mutual funds - Domestic equity	396	-	-	396
Other	64	-	-	64
Total available-for-sale securities	3,481	-	-	3,481
Total	$13,227	$-	$-	$13,585

[1]
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

As of September 30, 2016, approximately 89 percent of the Company’s financial assets measured at fair value were derived from Level 1 inputs and 11 percent of the Company’s financial assets measured at fair value were derived from Level 2 inputs. As of June 30, 2016, all of the Company’s financial assets measured at fair value were derived from Level 1 inputs. The Company recognizes transfers between levels at the end of each quarter.

The Company has available-for-sale investments in corporate debt securities maturing in 2020 which were valued at $1.6 million as of September 30, 2016, using the mean between the last reported bid/ask quotation and were classified as Level 2. As of June 30, 2016, these securities were valued at $1.1 million based on a quoted price on the reporting date and were classified as Level 1.

The Company has an investment in an affiliated offshore fund, classified as trading, which invests in companies in the energy and natural resources sectors. The fair value of this investment has been estimated based on the net asset value per share at $448,000 and $358,000 as of September 30, 2016, and June 30, 2016, respectively. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the three months ended September 30, 2016, and September 30, 2015:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	September 30, 2016	September 30, 2015
(dollars in thousands)		Corporate Debt
Beginning Balance	$-	$539
Return of capital	-	(13)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	-	(23)
Included in other comprehensive income (loss)	-	56
Purchases	-	-
Sales	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending Balance	$-	$559

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. The Company recorded base advisory fees from USGIF totaling $1.5 million and $885,000 for the three months ended September 30, 2016, and 2015, respectively.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended September 30, 2016, the Company realized an increase in its base advisory fees from USGIF of $39,000. For the three months ended September 30, 2015, the Company realized a decrease in its base advisory fees of $168,000.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2017. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three months ended September 30, 2016, were $234,000 compared with $378,000 for the corresponding period in the prior fiscal year.

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

The Company receives administrative service fees from USGIF based on the average daily net assets. However, effective December 10, 2015, upon amending the agreement and reducing the administrative services performed, the fees paid to the Company by USGIF changed from an annual rate, based on average daily net assets, of 0.10 percent to 0.05 percent per investor class and from 0.08 percent to 0.04 percent per institutional class of each fund, and a base fee of $7,000 per fund was eliminated.

As of September 30, 2016, the Company had $673,000 in receivables from fund clients, of which $517,000 was from USGIF.

The Company also serves as investment adviser to an exchange traded fund (“ETF’) client, U.S. Global Jets ETF, which commenced operations in April 2015. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded ETF advisory fees totaling $66,000 and $70,000 for the three months ended September 30, 2016, and 2015, respectively.

The Company provides advisory services for offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients of $36,000 and $22,000 for the three months ended September 30, 2016, and 2015, respectively. The Company recorded no performance fees from these clients for the three months ended September 30, 2016, and 2015. Frank Holmes, CEO, serves as a director of the offshore clients.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $299,000 and $330,000 for the three months ended September 30, 2016, and 2015, respectively.

NOTE 4. NOTES RECEIVABLE

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

NOTE 5. BORROWINGS

As of September 30, 2016, the Company has no borrowings or long-term liabilities.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2017, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2016, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2016, the credit facility remains unutilized by the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid for July through September 2016 and is authorized through March 2017, at which time it will be considered for continuation by the Board.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, December 10, 2014, and December 9, 2015, the Board of Directors renewed the repurchase program for calendar years 2014, 2015 and 2016, respectively. The total amount of shares that may be repurchased in calendar year 2016 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2016, and 2015, the Company repurchased 14,947 and 73,021 class A shares using cash of $30,000 and $163,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at September 30, 2016, at a weighted average exercise price of $12.31. There were no options granted, exercised or forfeited for the three months ended September 30, 2016.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three months ended September 30, 2016, and 2015. As of September 30, 2016, and 2015, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 7. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015
Net Income (Loss)
Income (loss) from continuing operations	$264	$(872)
Less: Income attributable to non-controlling interest in subsidiary	1	3
Income (loss) from continuing operations attributable to U.S. Global Investors, Inc.	263	(875)
Income from discontinued operations attributable to U.S. Global Investors, Inc.	-	7
Net income (loss) attributable to U.S. Global Investors, Inc.	$263	$(868)

Weighted average number of outstanding shares
Basic	15,240,957	15,342,186
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,240,957	15,342,186

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic
Income (loss) from continuing operations	$0.02	$(0.06)
Income from discontinued operations	-	-
Net income (loss)	$0.02	$(0.06)
Diluted
Income (loss) from continuing operations	$0.02	$(0.06)
Income from discontinued operations	-	-
Net income (loss)	$0.02	$(0.06)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2016, 2,000 options were excluded from diluted EPS. For the three months ended September 30, 2015, 22,000 options were excluded from diluted EPS.

During the three months ended September 30, 2016, and 2015, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 8. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes, resulting from the use of the liability method of accounting for income taxes. The Company has not recognized deferred income taxes on undistributed earnings of Galileo since such earnings are considered to be reinvested indefinitely.

For federal income tax purposes at September 30, 2016, the Company has charitable contribution carryovers totaling approximately $92,000, with $34,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020 and $5,000 expiring in 2021. The Company has federal net operating loss carryovers of $5.2 million with $2.4 million expiring in fiscal year 2035 and $2.8 million expiring in fiscal year 2036. For Canadian income tax purposes, Galileo has cumulative eligible capital carryovers of $251,000 with no expiration and net operating loss carryovers of $30,000; $119,000; $44,000 and $122,000 expiring in fiscal 2025, 2027, 2030 and 2036, respectively. If certain changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2016, and June 30, 2016, a valuation allowance of $3.0 million and $3.1 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and book/tax differences in the balance sheet.

In November 2015, the FASB issued accounting guidance that simplifies the presentation of deferred income taxes. The guidance requires that deferred tax balances be classified as non-current in a statement of financial position. The Company early adopted this guidance effective September 30, 2016, on a prospective basis. As a valuation allowance is recorded for deferred tax balances, adoption of the guidance did not result in any changes or reclassifications in the Consolidated Balance Sheets as of September 30, 2016. No prior periods were retrospectively adjusted.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended September 30, 2016
Balance at June 30, 2016	$45	$(194)	$(149)
Other comprehensive income (loss) before reclassifications	709	(10)	699
Tax effect	-	-	-
Amount reclassified from AOCI	(16)	-	(16)
Tax effect	-	-	-
Net other comprehensive income (loss) for quarter	693	(10)	683
Balance at September 30, 2016	$738	$(204)	$534

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended September 30, 2015
Balance at June 30, 2015	$(339)	$(144)	$(483)
Other comprehensive loss before reclassifications	(113)	(81)	(194)
Tax effect	-	-	-
Amount reclassified from AOCI	(471)	-	(471)
Tax effect	-	-	-
Net other comprehensive loss for quarter	(584)	(81)	(665)
Balance at September 30, 2015	$(923)	$(225)	$(1,148)

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and an ETF client, investment management services in Canada, and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Three months ended September 30, 2016
Net operating revenues	$1,682	$299	$-	$1,981
Net other income	$-	$-	$253	$253
Income from continuing operations before income taxes	$45	$4	$235	$284
Depreciation and amortization	$60	$4	$-	$64
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at September 30, 2016	$5,907	$1,646	$19,535	$27,088
Deferred tax asset				$-
Consolidated total assets at September 30, 2016				$27,088
Three months ended September 30, 2015
Net operating revenues	$920	$330	$-	$1,250
Net other income	$-	$-	$534	$534
Income (loss) from continuing operations before income taxes	$(1,342)	$(45)	$526	$(861)
Income from discontinued operations	$7	$-	$-	$7
Depreciation and amortization	$64	$16	$-	$80
Capital expenditures	$5	$-	$-	$5

Net operating revenues from investment management services include revenues from USGIF of $1.6 million and $828,000 for the three months ended September 30, 2016, and 2015, respectively. The loss from discontinued operations in investment management services includes revenues from USGIF of $347,000 for the three months ended September 30, 2015, and none for the three months ended September 30, 2016.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $225,000 and $267,000 for the three months ended September 30, 2016, and 2015, respectively, and other significant advisory clients of $70,000 and $61,000 for the three months ended September 30, 2016, and 2015, respectively.

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

The Board has authorized a monthly dividend of $0.0025 per share through March 2017, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. Prior to the September 2016 quarter-end, the Board of Directors approved monthly dividends from October to December 2016, and estimated dividends payable of $114,000 is included in the Consolidated Balance Sheets at September 30, 2016. The total amount of cash dividends expected to be paid to class A and class C shareholders from October 2016 to March 2017 is approximately $229,000.

NOTE 12. DISCONTINUED OPERATIONS

In December 2015, USGIF elected a new slate of trustees to the Board of Trustees of the Funds. The Company proposed the election of new trustees with the intention of streamlining the Company’s responsibilities, so it can better focus on strategic activities. The new Board of Trustees of USGIF adopted several new agreements. As anticipated, effective December 10, 2015, the Company, through its wholly-owned subsidiary, U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. As a result of this change, the Company filed Form BDW, the Uniform Request Withdrawal From Broker-Dealer Registration, with FINRA, which was approved in February 2016. This constitutes a strategic shift that has had, and will continue to have, a major effect on the Company’s operating revenues and expenses.

The distribution and shareholder services revenues and the expenses associated with certain distribution operations for USGIF are reflected as discontinued operations in the Statements of Operations and are, therefore, excluded from continuing operations results. Comparative periods shown in the Statements of Operations have been adjusted to conform with this presentation. These revenues and expenses had previously been included in the investment management services segment.

The discontinued operations did not have depreciation, amortization, capital expenditures or significant non-cash operating and investing items.

There were no assets and liabilities related to discontinued operations at September 30, 2016, and June 30, 2016.

The components of loss from discontinued operations were as follows for the three months ended September 30, 2016, and September 30, 2015:

	Three Months Ended September 30,
(dollars in thousands)	2016	2015
Revenues
Distribution fees	$-	$244
Shareholder services fees	-	103
	-	347
Expenses
Employee compensation and benefits	-	89
General and administrative	-	49
Platform fees	-	195
Advertising	-	7
	-	340
Income from discontinued operations of distributor before income taxes	-	7
Tax expense	-	-
Income from discontinued operations of distributor	$-	$7

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

Investment Management Services

The Company generates operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF” or the “Funds”) and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the asset levels of the Funds and other advisory clients, thereby affecting income and results of operations. As discussed further in Results of Operations, distribution services to USGIF ceased in December 2015. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each Fund.

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

Beginning in April 2015, the Company provides advisory services for an exchange traded fund (“ETF”) client and receives monthly advisory fees based on the net asset values of the fund. Fluctuations in the markets and investor sentiment directly impact the fund’s asset levels, thereby affecting income and results of operations. Information on the ETF can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETF authorized participants are not required to give advance notice prior to redemption of shares in the ETF, and the ETF does not charge a redemption fee.

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

At September 30, 2016, total assets under management, including USGIF, offshore clients and the ETF client, were $820.1 million versus $565.3 million at September 30, 2015, an increase of 45.1 percent. During the three months ended September 30, 2016, average assets under management were $821.6 million versus $597.3 million during the three months ended September 30, 2015. Total assets under management as of period-end at September 30, 2016, including USGIF, offshore clients and the ETF client, were $820.1 million versus $760.2 million at June 30, 2016, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2016, and 2015:

	Changes in Assets Under Management
	Three Months Ended September 30, 2016
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$525,778	$177,242	$703,020
Market appreciation (depreciation)	49,502	(289)	49,213
Dividends and distributions	-	(439)	(439)
Net shareholder purchases	3,308	4,703	8,011
Ending Balance	$578,588	$181,217	$759,805
Average investment management fee	0.98%	0.00%	0.76%
Average net assets	$580,365	$180,597	$760,962

	Changes in Assets Under Management
	Three Months Ended September 30, 2015
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$442,243	$148,583	$590,826
Market appreciation (depreciation)	(55,267)	918	(54,349)
Dividends and distributions	-	(390)	(390)
Net shareholder redemptions	(22,004)	(1,464)	(23,468)
Ending Balance	$364,972	$147,647	$512,619
Average investment management fee	0.89%	0.00%	0.65%
Average net assets	$393,163	$147,963	$541,126

As shown above, period-end assets under management were higher at September 30, 2016, compared to September 30, 2015. Also, average net assets for the three-month period in the current fiscal year were higher than the same period in the previous fiscal year. The three months ended September 30, 2016, had net market appreciation, primarily in the gold and natural resources funds, compared to net market depreciation in the prior period. The three months ended September 30, 2016, had net shareholder purchases compared to net shareholder redemptions in the prior period.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 76 basis points for the three months ended September 30, 2016, and 65 basis points for the same period in the prior year. The average investment management fee for the equity funds for the three months ended September 30, 2016, was 98 basis points and 89 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was nil for both periods.

Investment Management Services - Canada

The Company owns a 65 percent controlling interest in the Canadian asset management firm Galileo. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

At September 30, 2016, total Galileo assets under management were $125.8 million versus $113.9 million at September 30, 2015, an increase of 10.4 percent. During the three months ended September 30, 2016, average assets under management were $124.0 million versus $126.6 million during the three months ended September 30, 2015. Total assets under management at September 30, 2016, were $125.8 million versus $122.8 million at June 30, 2016, the Company’s prior fiscal year end.

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

As of September 30, 2016, the Company held investments with a fair value of approximately $14.4 million and a cost basis of approximately $14.5 million. The fair value of these investments is approximately 53.0 percent of the Company’s total assets. See Note 2 (Investments) for additional detail regarding investment activities. In addition, the Company held other investments of $2.7 million accounted for under the cost method of accounting and $2.2 million in notes receivable.

RESULTS OF OPERATIONS – Three months ended September 30, 2016, and 2015

The Company posted net income attributable to U.S. Global Investors, Inc. of $263,000 ($0.02 per share) for the three months ended September 30, 2016, compared with a net loss attributable to U.S. Global Investors, Inc. of $868,000 ($0.06 per share loss) for the three months ended September 30, 2015, a positive change of $1.1 million. The change is mainly due to an increase in revenues, resulting from an increase in assets under management, and a decrease in expenses, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2016, increased $731,000, or 58.5 percent, compared with the three months ended September 30, 2015. This increase was primarily attributable to the following:

•
Advisory fees increased by $752,000, or 66.0 percent, as a result of higher assets under management and performance fees received. USGIF advisory fees are comprised of two components: a base management fee and a performance fee.

•
Base management fees increased $545,000. Base fees increased primarily as a result of higher assets under management in the USGIF due to market appreciation and shareholder purchases, primarily in the gold and natural resources funds.

•
Performance fee adjustments in the current period were $39,000 in fees received compared to $168,000 in fees paid out in the corresponding period in the prior year, a positive difference of $207,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Administrative services fee revenue decreased by $21,000, or 18.9 percent, primarily as a result of the current period’s fees being subject to a lower rate. Effective December 10, 2015, due to the Company’s reduced administrative responsibilities as a result of outsourcing to other service providers a portion of these services previously provided to USGIF, the administrative fee paid to the Company by USGIF was reduced. The effect of the decrease in the fee rate was somewhat offset by higher average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2016, decreased $695,000, or 26.3 percent, compared with the three months ended September 30, 2015. This was primarily attributable to the following:

•	Employee compensation and benefits decreased by $389,000, or 28.3 percent, primarily as a result of fewer employees.
•	General and administrative expenses decreased $209,000, or 19.4 percent, primarily due to strategic cost-cutting measures.
•	Advertising expenses decreased $81,000, or 73.6 percent, primarily due to higher costs in the prior period related to the ETF that launched in April 2015.

Other Income

Total consolidated other income for the three months ended September 30, 2016, decreased $281,000, or 52.6 percent, compared with the three months ended September 30, 2015. This was primarily due to lower gains realized on sales of investments, offset somewhat by higher unrealized gains on trading securities, in the current quarter compared to the same quarter in the prior year.

Discontinued Operations

Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. The operations associated with providing these services are considered discontinued operations. See additional information in Note 12 (Discontinued Operations).

Total income, net of tax, on discontinued operations was $7,000 for the quarter ended September 30, 2015. There was no income or loss on discontinued operations for the quarter ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, the Company had net working capital (current assets minus current liabilities) of approximately $16.3 million and a current ratio (current assets divided by current liabilities) of 14.1 to 1. With approximately $3.3 million in cash and cash equivalents and approximately $14.4 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $25.3 million, with cash, cash equivalents, and marketable securities comprising 65.2 percent of total assets. Approximately $1.4 million in cash in Galileo is included in the amounts above. USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate.

As of September 30, 2016, the Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2017, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September, 30, 2016, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2016, the credit facility remains unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2017. The investment advisory contract between the Company and the ETF client is in its initial two-year term and will not expire until April 2017, and management anticipates the ETF client will renew the contract. With respect to the Company’s two offshore advisory clients, the contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2016. Cash and marketable securities of approximately $17.7 million are available to fund current activities. Certain revenues and expenses have decreased due to the outsourcing to other service providers certain services previously provided to USGIF. The transition has allowed the Company to streamline its responsibilities so it can focus on strategic activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the three months ended September 30, 2016, Company realized an increase in its USGIF base advisory fee of $39,000 due to these performance adjustments. For the three months ended September 30, 2015, the Company realized a decrease in its USGIF base advisory fee of $168,000 due to these performance adjustments.

The Company also may receive performance fees from its offshore advisory clients based on the overall increase in net asset values, if any. The Company recorded no performance fees from these clients for the three months ended September 30, 2016, and 2015.

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

The table below summarizes the Company’s price risks as of September 30, 2016, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at September 30, 2016	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$10,204	25% increase	$12,755	$2,551
		25% decrease	$7,653	$(2,551)
Available-for-sale ²	$4,157	25% increase	$5,196	$1,039
		25% decrease	$3,118	$(1,039)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. We translate Galileo’s foreign currency financial statements into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the three months ended September 30, 2016, Galileo represented 15.1 percent of net operating revenues, 1.4 percent of income from continuing operations before income taxes, and 6.1 percent of total assets (see Note 10, Financial Information by Business Segment, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Certain corporate investments are held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2016. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-16 to 07-31-16	4,078	$9	$2.10	4,078	$2,671
08-01-16 to 08-31-16	4,069	8	2.07	4,069	2,663
09-01-16 to 09-30-16	6,800	13	1.85	6,800	2,650
Total	14,947	$30	$1.98	14,947

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 4, 2016	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 4, 2016	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer