Form 10-Q
period 2017-03-31
U S GLOBAL INVESTORS INC
filed 2017-05-11
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

On April 28, 2017, there were 13,866,601 shares of Registrant’s class A nonvoting common stock issued and 13,120,260 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,068,947 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
Assets	(UNAUDITED)
(dollars in thousands)
Current Assets
Cash and cash equivalents	$3,434	$3,993
Restricted cash	1,000	1,000
Investment securities - trading, at fair value	9,720	10,104
Accounts and other receivables	803	787
Note receivable	2,000	2,000
Prepaid expenses	313	290
Total Current Assets	17,270	18,174

Net Property and Equipment	2,273	2,466

Other Assets
Investment securities - available-for-sale, at fair value	3,524	3,481
Other investments	2,637	1,924
Note receivable, long term	234	212
Other assets, long term	98	89
Total Other Assets	6,493	5,706
Total Assets	$26,036	$26,346
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$99	$148
Accrued compensation and related costs	326	451
Dividends payable	114	115
Other accrued expenses	507	586
Total Current Liabilities	1,046	1,300

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,601 and 13,866,421 at March 31, 2017, and June 30, 2016, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,947 and 2,069,127 shares at March 31, 2017, and June 30, 2016, respectively	52	52
Additional paid-in-capital	15,648	15,651
Treasury stock, class A shares at cost; 740,985 and 688,700 shares at March 31, 2017, and June 30, 2016, respectively	(1,748)	(1,663)
Accumulated other comprehensive loss, net of tax	(16)	(149)
Retained earnings	10,185	10,290
Total U.S. Global Investors Inc. Shareholders’ Equity	24,468	24,528
Non-Controlling Interest in Subsidiary	522	518
Total Shareholders’ Equity	24,990	25,046
Total Liabilities and Shareholders’ Equity	$26,036	$26,346

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Operating Revenues
Advisory fees	$5,064	$3,615	$1,604	$1,279
Administrative services fees	228	254	65	51
	5,292	3,869	1,669	1,330
Operating Expenses
Employee compensation and benefits	2,818	3,953	932	886
General and administrative	2,569	3,345	836	871
Advertising	108	182	28	33
Depreciation and amortization	191	240	64	80
	5,686	7,720	1,860	1,870
Operating Loss	(394)	(3,851)	(191)	(540)
Other Income
Investment income	663	411	161	148
Total Other Income	663	411	161	148
Income (Loss) Before Income Taxes	269	(3,440)	(30)	(392)
Provision for Income Taxes
Tax expense (benefit)	13	(5)	3	(16)
Income (Loss) from Continuing Operations	256	(3,435)	(33)	(376)
Discontinued Operations
Loss from discontinued operations of distributor before income taxes	-	(18)	-	-
Tax benefit	-	-	-	-
Loss from Discontinued Operations	-	(18)	-	-
Net Income (Loss)	256	(3,453)	(33)	(376)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	18	(23)	-	(26)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$238	$(3,430)	$(33)	$(350)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic
Income (loss) from continuing operations	$0.02	$(0.22)	$-	$(0.02)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$0.02	$(0.22)	$-	$(0.02)
Diluted
Income (loss) from continuing operations	$0.02	$(0.22)	$-	$(0.02)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$0.02	$(0.22)	$-	$(0.02)
Basic weighted average number of common shares outstanding	15,220,134	15,306,676	15,200,280	15,277,098
Diluted weighted average number of common shares outstanding	15,220,134	15,306,676	15,200,280	15,277,098

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2017	2016	2017	2016
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$238	$(3,430)	$(33)	$(350)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	175	774	(194)	417
Less: reclassification adjustment for gains/losses included in net income	(15)	(286)	-	(14)
Net change from available-for-sale investments, net of tax	160	488	(194)	403
Foreign currency translation adjustment	(42)	(79)	12	95
Other Comprehensive Income (Loss)	118	409	(182)	498
Comprehensive Income (Loss)	356	(3,021)	(215)	148
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	(15)	(28)	4	33
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$371	$(2,993)	$(219)	$115

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$256	$(3,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191	240
Net recognized (gain) loss on securities	(15)	2
Stock bonuses	4	11
Changes in operating assets and liabilities:
Accounts and notes receivable	(42)	1,080
Prepaid and other assets	(34)	2
Trading securities	384	2,505
Accounts payable and accrued expenses	(248)	(378)
Total adjustments	240	3,462
Net cash provided by operating activities	496	9
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(13)
Purchase of available-for-sale securities	(518)	-
Purchase of other investments	(776)	(750)
Proceeds on sale of available-for-sale securities	649	1,014
Return of capital on investment	63	32
Net cash provided by (used in) investing activities	(582)	283
Cash Flows from Financing Activities:
Issuance of common stock	4	59
Repurchases of common stock	(97)	(269)
Dividends paid	(342)	(460)
Net cash used in financing activities	(435)	(670)
Effect of exchange rate changes on cash and cash equivalents	(38)	(72)
Net decrease in cash and cash equivalents	(559)	(450)
Beginning cash and cash equivalents	3,993	3,507
Ending cash and cash equivalents	$3,434	$3,057
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$12	$-

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $11.4 million at March 31, 2017, and $11.8 million at June 30, 2016.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2017, are not necessarily indicative of the results to be expected for the entire year.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current or noncurrent in a classified balance sheet. Netting by tax jurisdiction is still required under the new guidance. The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The Company early adopted this guidance effective September 30, 2016, on a prospective basis. As a full reserve valuation allowance is recorded for deferred tax balances, adoption of the guidance did not result in any changes or reclassifications in the Consolidated Balance Sheets as of September 30, 2016. No prior periods were retrospectively adjusted.

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

NOTE 2. INVESTMENTS

As of March 31, 2017, the Company held investments with a fair value of approximately $13.2 million and a cost basis of approximately $14.0 million. The fair value of these investments is approximately 50.9 percent of the Company’s total assets. In addition, the Company held other investments of $2.6 million accounted for under the cost method of accounting. On March 31, 2017, the Company had $10.7 million and $430,000 at fair value invested in U.S. Global Investors Funds (“USGIF” or the “Funds”) and an offshore fund the Company advises, respectively. These amounts were included in the Consolidated Balance Sheets as “trading securities” and “available-for-sale securities.”

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

The following details the components of the Company’s investments recorded as fair value as of March 31, 2017, and June 30, 2016.

	March 31, 2017
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$8,884	$50	$(7)	$8,927
Mutual funds - Domestic equity	535	-	(172)	363
Other	45	-	(45)	-
Offshore fund	1,184	-	(754)	430
Total trading securities	$10,648	$50	$(978)	$9,720

Available-for-sale securities[2]
Common stock - Domestic	$109	$16	$-	$125
Common stock - International	575	5	(233)	347
Corporate debt	1,038	397	-	1,435
Mutual funds - Fixed income	1,148	1	(2)	1,147
Mutual funds - Domestic equity	394	14	-	408
Other	55	7	-	62
Total available-for-sale securities[3]	$3,319	$440	$(235)	$3,524

	June 30, 2016
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$9,284	$124	$-	$9,408
Mutual funds - Domestic equity	535	-	(197)	338
Other	45	-	(45)	-
Offshore fund	1,184	-	(826)	358
Total trading securities	$11,048	$124	$(1,068)	$10,104

Available-for-sale securities[2]
Common stock - Domestic	$109	$21	$-	$130
Common stock - International	613	16	(83)	546
Corporate debt	1,038	86	-	1,124
Mutual funds - Fixed income	1,226	18	(23)	1,221
Mutual funds - Domestic equity	394	2	-	396
Other	56	8	-	64
Total available-for-sale securities[3]	$3,436	$151	$(106)	$3,481

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
[3]	Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of March 31, 2017, are $205 and $205, respectively, and as of June 30, 2016, are $45 and $45, respectively.

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings for the periods discussed:

(dollars in thousands)	Nine Months Ended March 31,		Three Months Ended March 31,
Investment Income	2017	2016	2017	2016
Realized gains on sales of available-for-sale securities	$31	$545	$-	$14
Realized gains (losses) on sales of trading securities	-	(32)	-	3
Unrealized gains (losses) on trading securities	16	(103)	42	30
Realized foreign currency gains (losses)	(25)	24	(20)	(28)
Other-than-temporary declines in available-for-sale securities	(16)	(259)	-	-
Other-than-temporary declines in securities held at cost	-	(258)	-	-
Dividend and interest income	657	494	139	129
Total Investment Income	$663	$411	$161	$148

Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $16,000 for the nine months ended March 31, 2017, and $259,000 for the nine months ended March 31, 2016, respectively. There were no impairment losses for the three months ended March 31, 2017, and 2016. The impairment losses resulted from fair values of securities being lower than book value and from proposed changes to debt securities. During the nine months ended March 31, 2017, two securities with a combined cost basis of $98,000 were written down to a combined fair value of $82,000. During the nine months ended March 31, 2016, eight securities with a combined cost basis of $702,000 were written down to a combined fair value of $466,000. Also during the nine months ended March 31, 2016, a debt security with a cost basis of $970,000 was written down to $947,000 based on the net present value of estimated cash flows. Also included in investment income for the nine months ended March 31, 2016, were other-than-temporary declines in value on securities held at cost of approximately $258,000. The impairment loss resulted from the estimated values of certain securities being lower than cost. Three securities held at cost with a combined cost basis of $1.1 million were written down to a combined adjusted cost basis of $867,000. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company’s ability to hold the investment until recovery.

Unrealized Losses

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company reviewed the gross unrealized losses shown as of March 31, 2017, and determined that the losses were not other-than-temporary based on consideration of the nature of the investment and the cause, severity and duration of the loss.

March 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	295	(233)	-	-	295	(233)
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	-	-	98	(2)	98	(2)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$295	$(233)	$98	$(2)	$393	$(235)

June 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	246	(60)	23	(23)	269	(83)
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	1	-	201	(23)	202	(23)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$247	$(60)	$224	$(46)	$471	$(106)

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

The following presents fair value measurements, as of March 31, 2017, and June 30, 2016, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	March 31, 2017
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$8,927	$-	$-	$8,927
Mutual funds - Domestic equity	363	-	-	363
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				430
Total trading securities	9,290	-	-	9,720
Available-for-sale securities
Common stock - Domestic	125	-	-	125
Common stock - International	347	-	-	347
Corporate debt	1,435	-	-	1,435
Mutual funds - Fixed income	1,147	-	-	1,147
Mutual funds - Domestic equity	408	-	-	408
Other	62	-	-	62
Total available-for-sale securities	3,524	-	-	3,524
Total	$12,814	$-	$-	$13,244

	June 30, 2017
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$9,408	$-	$-	$9,408
Mutual funds - Domestic equity	338	-	-	338
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				358
Total trading securities	9,746	-	-	10,104
Available-for-sale securities
Common stock - Domestic	130	-	-	130
Common stock - International	546	-	-	546
Corporate debt	1,124	-	-	1,124
Mutual funds - Fixed income	1,221	-	-	1,221
Mutual funds - Domestic equity	396	-	-	396
Other	64	-	-	64
Total available-for-sale securities	3,481	-	-	3,481
Total	$13,227	$-	$-	$13,585

[1]
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

As of March 31, 2017, and June 30, 2016, 100 percent of the Company’s financial assets classified in the fair value hierarchy were derived from Level 1 inputs. The Company recognizes transfers between levels at the end of each quarter.

The Company’s available-for-sale investments in corporate debt securities mature in 2020.

The Company has an investment in an affiliated offshore fund, classified as trading, which invests in companies in the energy and natural resources sectors. The fair value of this investment has been estimated based on the net asset value per share at $430,000 and $358,000 as of March 31, 2017, and June 30, 2016, respectively. The Company may redeem this investment on the first business day of each month after providing a redemption notice at least forty-five days prior to the proposed redemption date.

The following table is a reconciliation of investments for which unobservable inputs (Level 3) were used in determining fair value during the nine months ended March 31, 2017, and March 31, 2016:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	March 31, 2017	March 31, 2016
(dollars in thousands)		Corporate Debt
Beginning Balance	$-	$539
Return of capital	-	(13)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	-	(23)
Included in other comprehensive income (loss)	-	710
Purchases	-	-
Sales	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	(1,001)
Ending Balance	$-	$212

The transfers out of Level 3 shown above in the prior period were corporate debt securities that were transferred to Level 1 when they started trading on a market. The securities previously had been valued based on other traded debt from the same issuer.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. The Company recorded base advisory fees from USGIF totaling $1.2 million and $3.8 million, respectively, for the three and nine months ended March 31, 2017, compared with $869,000 and $2.6 million, respectively, for the corresponding periods in the prior fiscal year.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and nine months ended March 31, 2017, the Company realized a (decrease) increase in its base advisory fees from USGIF of ($16,000) and $14,000, respectively. For the corresponding periods in the prior fiscal year, the Company realized an increase (decrease) in its base advisory fees from USGIF of $58,000 and ($180,000), respectively.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2018. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and nine months ended March 31, 2017, were $218,000 and $764,000, respectively, compared with $311,000 and $1.1 million, respectively, for the corresponding periods in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

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

As of March 31, 2017, the Company had $626,000 in receivables from fund clients, of which $448,000 was from USGIF.

The Company also serves as investment adviser to an exchange traded fund (“ETF’) client, U.S. Global Jets ETF, which commenced operations in April 2015. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded ETF advisory fees totaling $98,000 and $239,000, respectively, for the three and nine months ended March 31, 2017, compared with $74,000 and $217,000, respectively, for the corresponding periods in the prior fiscal year.

The Company provides advisory services for offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients of $34,000 and $102,000, respectively, for the three and nine months ended March 31, 2017, compared with $22,000 and $66,000, respectively, for the corresponding periods in the prior fiscal year. The Company recorded no performance fees from these clients for the three and nine months ended March 31, 2017, and 2016. Frank Holmes, CEO, serves as a director of the offshore clients.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $285,000 and $887,000, respectively, for the three and nine months ended March 31, 2017, compared with $255,000 and $879,000, respectively, for the corresponding periods in the prior fiscal year.

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

The other note of $234,000 is with an unrelated third party, has an annual interest rate of 15 percent and matures in 2021. This note was amended in November 2016. Upon amendment, the maturity date was extended from 2017 to 2021, unpaid interest was added to the principal, and provisions for penalty interest were added for failure to make scheduled interest or principal payments or failure to provide timely financial statements. Principal repayments on the amended note are scheduled to start in February 2019.

The Company considered the credit quality of the other parties and determined that no allowance for credit losses is necessary.

NOTE 5. BORROWINGS

As of March 31, 2017, the Company has no borrowings or long-term liabilities.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2017, and the Company intends to renew annually. The credit facility is collateralized by $1 million at March 31, 2017, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2017, the credit facility remains unutilized by the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid for July 2016 through March 2017 and is authorized through June 2017, at which time it will be considered for continuation by the Board.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, December 10, 2014, December 9, 2015, and December 6, 2016, the Board of Directors renewed the repurchase program for calendar years 2014, 2015, 2016 and 2017, respectively. The total amount of shares that may be repurchased in calendar year 2017 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2017, the Company repurchased 9,879 and 57,431 class A shares using cash of $17,000 and $97,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at March 31, 2017, at a weighted average exercise price of $12.31. There were no options granted, exercised or forfeited for the nine months ended March 31, 2017.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three and nine months ended March 31, 2017, and 2016. As of March 31, 2017, and 2016, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

NOTE 7. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net Income (Loss)
Income (loss) from continuing operations	$256	$(3,435)	$(33)	$(376)
Less: Income (loss) attributable to non-controlling interest in subsidiary	18	(23)	-	(26)
Income (loss) from continuing operations attributable to U.S. Global Investors, Inc.	238	(3,412)	(33)	(350)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	-	(18)	-	-
Net income (loss) attributable to U.S. Global Investors, Inc.	$238	$(3,430)	$(33)	$(350)

Weighted average number of outstanding shares
Basic	15,220,134	15,306,676	15,200,280	15,277,098
Effect of dilutive securities
Employee stock options	-	-	-	-
Diluted	15,220,134	15,306,676	15,200,280	15,277,098

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic
Income (loss) from continuing operations	$0.02	$(0.22)	$-	$(0.02)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$0.02	$(0.22)	$-	$(0.02)
Diluted
Income (loss) from continuing operations	$0.02	$(0.22)	$-	$(0.02)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$0.02	$(0.22)	$-	$(0.02)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2017, and 2016, 2,000 options were excluded from diluted EPS.

During the three and nine months ended March 31, 2017, and 2016, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For federal income tax purposes at March 31, 2017, the Company has charitable contribution carryovers totaling approximately $146,000, with $68,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020, $5,000 expiring in fiscal year 2021 and $20,000 expiring in fiscal year 2022. The Company has federal net operating loss carryovers of $5.1 million with $2.4 million expiring in fiscal year 2035 and $2.7 million expiring in fiscal year 2036. For Canadian income tax purposes, Galileo has cumulative eligible capital carryovers of $247,000 with no expiration and net operating loss carryovers of $112,000; $44,000 and $120,000 expiring in fiscal 2027, 2030 and 2036, respectively. If certain changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At March 31, 2017, and June 30, 2016, a valuation allowance of $3.0 million and $3.1 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and book/tax differences in the balance sheet.

In November 2015, the FASB issued accounting guidance that simplifies the presentation of deferred income taxes. The guidance requires that deferred tax balances be classified as non-current in a statement of financial position. The Company early adopted this guidance effective September 30, 2016, on a prospective basis. As a full reserve valuation allowance is recorded for deferred tax balances, adoption of the guidance did not result in any changes or reclassifications in the Consolidated Balance Sheets. No prior periods were retrospectively adjusted.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Nine Months Ended March 31, 2017
Balance at June 30, 2016	$45	$(194)	$(149)
Other comprehensive income (loss) before reclassifications	175	(27)	148
Tax effect	-	-	-
Amount reclassified from AOCI	(15)	-	(15)
Tax effect	-	-	-
Net other comprehensive income (loss) for nine months ended March 31, 2017	160	(27)	133
Balance at March 31, 2017	$205	$(221)	$(16)

Three Months Ended March 31, 2017
Balance at December 31, 2016	$399	$(229)	$170
Other comprehensive income (loss) before reclassifications	(194)	8	(186)
Tax effect	-	-	-
Amount reclassified from AOCI	-	-	-
Tax effect	-	-	-
Net other comprehensive income (loss) for quarter	(194)	8	(186)
Balance at March 31, 2017	$205	$(221)	$(16)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Nine Months Ended March 31, 2016
Balance at June 30, 2015	$(339)	$(144)	$(483)
Other comprehensive income (loss) before reclassifications	774	(50)	724
Tax effect	-	-	-
Amount reclassified from AOCI	(286)	-	(286)
Tax effect	-	-	-
Net other comprehensive income (loss) for nine months ended March 31, 2016	488	(50)	438
Balance at March 31, 2016	$149	$(194)	$(45)

Three Months Ended March 31, 2016
Balance at December 31, 2015	$(254)	$(257)	$(511)
Other comprehensive income before reclassifications	417	63	480
Tax effect	-	-	-
Amount reclassified from AOCI	(14)	-	(14)
Tax effect	-	-	-
Net other comprehensive income for quarter	403	63	466
Balance at March 31, 2016	$149	$(194)	$(45)

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and an ETF client; investment management services in Canada; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Nine months ended March 31, 2017
Net operating revenues	$4,405	$887	$-	$5,292
Net other income	$-	$-	$663	$663
Income (loss) from continuing operations before income taxes	$(413)	$36	$646	$269
Depreciation and amortization	$179	$12	$-	$191
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at March 31, 2017	$6,027	$1,606	$18,403	$26,036
Deferred tax asset				$-
Consolidated total assets at March 31, 2017				$26,036
Nine months ended March 31, 2016
Net operating revenues	$2,990	$879	$-	$3,869
Net other income	$-	$-	$411	$411
Income (loss) from continuing operations before income taxes	$(3,727)	$(130)	$417	$(3,440)
Loss from discontinued operations	$(18)	$-	$-	$(18)
Depreciation and amortization	$192	$48	$-	$240
Capital expenditures	$13	$-	$-	$13
Three months ended March 31, 2017
Net operating revenues	$1,384	$285	$-	$1,669
Net other income	$-	$-	$161	$161
Income (loss) from continuing operations before income taxes	$(190)	$6	$154	$(30)
Depreciation and amortization	$60	$4	$-	$64
Capital expenditures	$-	$-	$-	$-
Three months ended March 31, 2016
Net operating revenues	$1,075	$255	$-	$1,330
Net other income	$-	$-	$148	$148
Income (loss) from continuing operations before income taxes	$(511)	$(41)	$160	$(392)
Loss from discontinued operations	$-	$-	$-	$-
Depreciation and amortization	$64	$16	$-	$80
Capital expenditures	$-	$-	$-	$-

Net operating revenues from investment management services include revenues from USGIF of $1.3 million and $4.1 million, respectively, for the three and nine months ended March 31, 2017, and $977,000 and $2.7 million, respectively, for the three and nine months ended March 31, 2016. The loss from discontinued operations in investment management services includes revenues from USGIF of $608,000 for the nine months ended March 31, 2016.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $215,000 and $663,000, respectively, for the three and nine months ended March 31, 2017, and $193,000 and $689,000, respectively, for the three and nine months ended March 31, 2016, and from other significant advisory clients of $66,000 and $214,000, respectively, for the three and nine months ended March 31, 2017, and $60,000 and $183,000, respectively, for the three and nine months ended March 31, 2016.

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

The Board has authorized a monthly dividend of $0.0025 per share through June 2017, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2017 is approximately $114,000.

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

The discontinued operations did not have depreciation, amortization, capital expenditures or significant non-cash operating and investing items.

There were no assets and liabilities related to discontinued operations at March 31, 2017, and June 30, 2016.

The components of loss from discontinued operations were as follows for the three and nine months ended March 31, 2017, and March 31, 2016:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2017	2016	2017	2016
Revenues
Distribution fees	$-	$425	$-	$-
Shareholder services fees	-	183	-	-
	-	608	-	-
Expenses
Employee compensation and benefits	-	188	-	-
General and administrative	-	77	-	-
Platform fees	-	347	-	-
Advertising	-	14	-	-
	-	626	-	-
Loss from discontinued operations of distributor before income taxes	-	(18)	-	-
Tax benefit	-	-	-	-
Loss from discontinued operations of distributor	$-	$(18)	$-	$-

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

Investment Management Services

The Company generates operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF” or the “Funds”) and other advisory clients. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the asset levels of the Funds and other advisory clients, thereby affecting income and results of operations. As discussed further in Results of Operations, distribution services to USGIF ceased in December 2015. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each Fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds.

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

At March 31, 2017, total assets under management, including USGIF, offshore clients and the ETF client, were $697.3 million versus $660.3 million at March 31, 2016, an increase of 5.6 percent. During the nine months ended March 31, 2017, average assets under management were $757.1 million versus $595.9 million during the nine months ended March 31, 2016. Total assets under management as of period-end at March 31, 2017, including USGIF, offshore clients and the ETF client, were $697.3 million versus $760.2 million at June 30, 2016, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three and nine months ended March 31, 2017, and 2016:

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2017			2016
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$525,778	$177,242	$703,020	$442,243	$148,583	$590,826
Market appreciation (depreciation)	(21,064)	(1,066)	(22,130)	12,294	2,105	14,399
Dividends and distributions	(7,722)	(1,238)	(8,960)	(14,068)	(1,209)	(15,277)
Net shareholder purchases (redemptions)	(23,550)	(34,389)	(57,939)	(24,195)	24,795	600
Ending Balance	$473,442	$140,549	$613,991	$416,274	$174,274	$590,548

Average investment management fee	0.97%	0.01%	0.74%	0.92%	0.00%	0.65%
Average net assets	$522,191	$165,256	$687,447	$380,689	$159,610	$540,299

	Changes in Assets Under Management
	Three Months Ended March 31,
	2017			2016
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$450,011	$152,095	$602,106	$357,633	$169,331	$526,964
Market appreciation	24,473	879	25,352	59,891	952	60,843
Dividends and distributions	-	(339)	(339)	-	(476)	(476)
Net shareholder purchases (redemptions)	(1,042)	(12,086)	(13,128)	(1,250)	4,467	3,217
Ending Balance	$473,442	$140,549	$613,991	$416,274	$174,274	$590,548

Average investment management fee	0.98%	0.00%	0.75%	0.93%	0.00%	0.64%
Average net assets	$493,173	$147,143	$640,316	$375,557	$171,350	$546,907

As shown above, period-end assets under management were higher at March 31, 2017, compared to March 31, 2016. Also, average net assets for the three- and nine-month periods in the current fiscal year were higher than the same periods in the previous fiscal year. The three months ended March 31, 2017, and the three and nine months ended March 31, 2016, had net market appreciation, primarily in the gold funds, compared to net market depreciation in the nine months ended March 31, 2017, also primarily in the gold funds. The three and nine months ended March 31, 2017, had total shareholder redemptions compared to total shareholder purchases in the prior periods.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 74 basis points for the nine months ended March 31, 2017, and 65 basis points for the same period in the prior year. The average investment management fee for the equity funds for the nine months ended March 31, 2017, was 97 basis points and 92 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was nil or close to nil for all periods.

Investment Management Services - Canada

The Company owns a 65 percent controlling interest in the Canadian asset management firm Galileo. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

At March 31, 2017, total Galileo assets under management were $99.1 million versus $112.6 million at March 31, 2016, a decrease of 12.0 percent. During the nine months ended March 31, 2017, average assets under management were $122.4 million versus $115.5 million during the nine months ended March 31, 2016. Total assets under management at March 31, 2017, were $99.1 million versus $122.8 million at June 30, 2016, the Company’s prior fiscal year end.

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

As of March 31, 2017, the Company held investments with a fair value of approximately $13.2 million and a cost basis of approximately $14.0 million. The fair value of these investments is approximately 50.9 percent of the Company’s total assets. See Note 2 (Investments) for additional detail regarding investment activities. In addition, the Company held other investments of $2.6 million accounted for under the cost method of accounting and $2.2 million in notes receivable.

RESULTS OF OPERATIONS – Three months ended March 31, 2017, and 2016

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $33,000 ($0.00 per share loss) for the three months ended March 31, 2017, compared with a net loss attributable to U.S. Global Investors, Inc. of $350,000 ($0.02 per share loss) for the three months ended March 31, 2016, a decrease in loss of $317,000. The positive change is primarily due to an increase in revenues, which was the result of an increase in assets under management, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2017, increased $339,000, or 25.5 percent, compared with the three months ended March 31, 2016. This increase was primarily attributable to the following:

•	Advisory fees increased by $325,000, or 25.4 percent, as a result of higher assets under management. USGIF advisory fees are comprised of two components: a base management fee and a performance fee.
•
Base management fees increased $399,000. Base fees increased primarily as a result of higher average assets under management, primarily due to market appreciation in the gold and natural resources funds.

•
Performance fees paid out in the current period were $16,000 compared to $58,000 in fees received in the corresponding period in the prior year, a negative difference of $74,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Administrative services fee revenue increased by $14,000, or 27.5 percent, due to higher average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2017, decreased $10,000, or 0.5 percent, compared with the three months ended March 31, 2016. The change in operating expenses was primarily attributable to the following:

•	Employee compensation and benefits increased by $46,000, or 5.2 percent, primarily due to bonuses paid related to improved portfolio performance.
•	General and administrative expenses decreased $35,000, or 4.0 percent, primarily due to the effect of strategic cost-cutting measures.
•
Depreciation and amortization expense decreased by $16,000, or 20.0 percent, primarily due to a decrease in the amortization of the intangible asset for the Galileo non-compete agreement, which became fully amortized in May 2016.

Other Income

Total consolidated other income for the three months ended March 31, 2017, increased $13,000, or 8.8 percent, compared with the three months ended March 31, 2016, primarily due to an increase in dividend and interest income and unrealized gains on trading securities, offset somewhat by less realized gains on sales of available-for-sale securities.

RESULTS OF OPERATIONS – Nine months ended March 31, 2017, and 2016

The Company posted net income attributable to U.S. Global Investors, Inc. of $238,000 ($0.02 per share) for the nine months ended March 31, 2017, compared with a net loss attributable to U.S. Global Investors, Inc. of $3.4 million ($0.22 per share loss) for the nine months ended March 31, 2016, a positive change of $3.7 million. The change is mainly due to an increase in revenues, resulting from an increase in assets under management, and a decrease in expenses, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2017, increased $1.4 million, or 36.8 percent, compared with the nine months ended March 31, 2016. This increase was primarily attributable to the following:

•
Advisory fees increased by $1.4 million, or 40.1 percent, as a result of higher assets under management and performance fees received. USGIF advisory fees are comprised of two components: a base management fee and a performance fee.

•	Base management fees increased $1.2 million. Base fees increased as a result of higher average assets under management in all clients, primarily due to market appreciation in USGIF gold funds.
•
Performance fee adjustments in the current period were $14,000 in fees received compared to $180,000 in fees paid out in the corresponding period in the prior year, a positive difference of $194,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Administrative services fee revenue decreased by $26,000, or 10.2 percent, primarily as a result of the current period’s fees being subject to a lower rate. Effective December 10, 2015, due to the Company’s reduced administrative responsibilities as a result of outsourcing to other service providers a portion of these services previously provided to USGIF, the administrative fee paid to the Company by USGIF was reduced. The effect of the lower fee rate was somewhat offset by higher average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2017, decreased $2.0 million, or 26.3 percent, compared with the nine months ended March 31, 2016. This was primarily attributable to the following:

•
Employee compensation and benefits decreased by $1.1 million, or 28.7 percent, primarily as a result of fewer employees in the current period and severance costs paid in the prior period due to a reduction of workforce resulting from the outsourcing of certain functions.

•
General and administrative expenses decreased $776,000, or 23.2 percent, due to several factors, including lower fund expense reimbursements, primarily as a result of higher average net assets in the current period, the benefit of strategic cost-cutting measures, and nonrecurring USGIF transition costs in the prior period. Costs were incurred in the prior period related to the transition of certain services previously provided to USGIF by the Company to other service providers. The costs of the transition, which included a proxy of USGIF shareholders, were split equally between the Company and USGIF, and the Company’s portion was approximately $290,000.

Other Income

Total consolidated other income for the nine months ended March 31, 2017, increased $252,000, or 61.3 percent, compared with the nine months ended March 31, 2016. This was primarily due to a decrease in other-than-temporary impairment losses of $501,000, an increase in dividend and interest income of $163,000, and lower unrealized losses on trading securities of $119,000 in the current period compared to the same period in the prior year, offset somewhat by lower realized net gains on sales of trading and available-for-sale securities of $482,000.

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

Total loss, net of tax, on discontinued operations was $18,000 for the nine months ended March 31, 2016. There was no income or loss on discontinued operations for the nine months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, the Company had net working capital (current assets minus current liabilities) of approximately $16.2 million and a current ratio (current assets divided by current liabilities) of 16.5 to 1. With approximately $3.4 million in cash and cash equivalents and approximately $13.2 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $24.5 million, with cash, cash equivalents, and marketable securities comprising 64.1 percent of total assets. Approximately $1.3 million in cash in Galileo is included in the amounts above. USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate.

As of March 31, 2017, the Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2017, and the Company intends to renew annually. The credit facility is collateralized by $1 million at March 31, 2017, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2017, the credit facility remains unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2017, and management anticipates that the contracts will be renewed. The investment advisory contract between the Company and the ETF client has been renewed through April 2018. With respect to the Company’s two offshore advisory clients, the contracts between the Company and these offshore clients expire periodically, and management anticipates that its offshore clients will renew the contracts. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2017, but may be suspended or discontinued at any time. Cash and marketable securities of approximately $16.7 million are available to fund current activities. Certain revenues and expenses have decreased due to the outsourcing to other service providers certain services previously provided to USGIF. The transition has allowed the Company to streamline its responsibilities so it can focus on strategic activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the three and nine months ended March 31, 2017, the Company realized a (decrease) increase in its USGIF base advisory fee of ($16,000) and $14,000, respectively, due to these performance adjustments. For the three and nine months ended March 31, 2016, the Company realized an increase (decrease) in its USGIF base advisory fee of $58,000 and ($180,000), respectively, due to these performance adjustments.

The Company also may receive performance fees from its offshore advisory clients based on the overall increase in net asset values, if any. The Company recorded no performance fees from these clients for the three and nine months ended March 31, 2017, and 2016.

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

The table below summarizes the Company’s price risks as of March 31, 2017, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at March 31, 2017	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$9,720	25% increase	$12,150	$2,430
		25% decrease	$7,290	$(2,430)
Available-for-sale ²	$3,524	25% increase	$4,405	$881
		25% decrease	$2,643	$(881)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. We translate Galileo’s foreign currency financial statements into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the three and nine months ended March 31, 2017, Galileo represented 17.1 percent and 16.8 percent of net operating revenues and 20.0 percent and 13.4 percent of income (loss) from continuing operations before income taxes, and at March 31, 2017, represented 6.2 percent of total assets (see Note 10, Financial Information by Business Segment, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Certain corporate investments are held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2016. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-17 to 01-31-17	-	$-	N/A	-	$2,750
02-01-17 to 02-28-17	3,201	6	1.84	3,201	2,744
03-01-17 to 03-31-17	6,678	11	1.67	6,678	2,733
Total	9,879	$17	$1.72	9,879

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

U.S. GLOBAL INVESTORS, INC.

DATED:	May 11, 2017	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 11, 2017	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer