Form 10-K
period 2017-06-30
U S GLOBAL INVESTORS INC
filed 2017-09-12
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2017

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
Yes ☒       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐       No ☒
The aggregate market value of the 8,489,360 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $11,545,530, based on the last sale price quoted on NASDAQ as of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 4,567 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2016 (based on the last sale price of the class C common stock in a private transaction) was $1,142. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.
On August 30, 2017, there were 13,866,601 shares of Registrant’s class A nonvoting common stock issued and 13,113,766 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,947 shares of Registrant’s class C voting common stock issued and outstanding.
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

1.
Investment Management Services, through which the Company offers, to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), offshore clients, and exchange traded fund (“ETF”) clients, a range of investment management products and services to meet the needs of individual and institutional investors;

2.
Investment Management Services - Canada, through which the Company owns a 65 percent controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm which offers investment management products and services in Canada; and

3.
Corporate Investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments.

As part of its investment management businesses, the Company provides: (1) investment advisory services and (2) administrative services to the mutual funds advised by the Company. The fees from these services, as well as investment income, are the primary sources of the Company’s revenue. The Company also provided distribution services through December 2015 to USGIF.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. The Board of Trustees of USGIF will meet to consider the agreement renewal in September 2017. Management anticipates that the advisory agreement will be renewed.

In addition to providing advisory services to USGIF, the Company provides advisory services to two ETFs. U.S. Global Jets ETF commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017.

The Company also provides advisory services to two offshore clients. The offshore clients have provided notice that they are liquidating. The liquidations are expected to be completed in September 2017.

Net assets under management on June 30, 2017, and June 30, 2016, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2017	June 30, 2016
(dollars in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX/PIPFX	$90,690	$100,049
World Precious Minerals	UNWPX/UNWIX	130,382	179,593
Gold and Precious Metals	USERX	98,530	132,061
Total Natural Resources		319,602	411,703
International Equity
Emerging Europe	EUROX	45,654	42,332
China Region	USCOX	20,812	16,391
Total International Equity		66,466	58,723
Fixed Income
U.S. Government Securities Ultra-Short Bond	UGSDX	52,555	58,277
Near-Term Tax Free	NEARX	83,945	118,965
Total Fixed Income		136,500	177,242
Domestic Equity
Holmes Macro Trends	MEGAX	40,190	37,012
All American Equity	GBTFX	16,658	18,340
Total Domestic Equity		56,848	55,352
Total U.S. Global Investors Funds		579,416	703,020

U.S. Global ETFs
U.S. Global Jets ETF	JETS	114,929	43,430
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	2,376	-
Total U.S. Global ETFs		117,305	43,430

Offshore Advisory Clients		15,213	13,777
		711,934	760,227
Total Canada AUM (see separate discussion)		47,787	122,844
Total AUM		$759,721	$883,071

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. Prior to December 10, 2015, it provided office space, facilities and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensated all personnel, officers, directors and interested trustees of the Funds if such persons were also employees of the Company or its affiliates. Prior to November 2014, the Company was compensated for administrative services at an annual rate of 0.10 percent for each investor class and 0.08 percent for each institutional class plus $10,000 per Fund. Effective November 1, 2014, the annual per fund fee changed to $7,000. Effective December 10, 2015, the Company entered into an amended administrative services agreement with USGIF whereby the Company and a third party act as co-administrators to the Funds. The Company continues to assist with certain administrative tasks. Effective December 10, 2015, the annual rate changed to 0.05 percent for each investor class and to 0.04 percent for each institutional class, and the per fund fee was eliminated. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. The Board of Trustees of USGIF will meet to consider the agreement renewal in September 2017. Management anticipates that the administrative services agreement will be renewed.

Distribution Services. Prior to December 10, 2015, the Company provided distribution services to USGIF. In doing so, the Company had registered its wholly-owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. Effective December 10, 2015, USGB ceased to be the distributor for USGIF. The Company filed Form BDW, the Uniform Request Withdrawal From Broker-Dealer Registration, with FINRA, which was approved in February 2016. Distribution revenues and the expenses associated with certain distribution operations for USGIF are reflected as discontinued operations in the Consolidated Statements of Operations and are, therefore, excluded from continuing operations results.

Shareholder Services. Prior to December 10, 2015, in connection with obtaining and/or providing administrative services to the beneficial owners of USGIF through broker-dealers, banks, trust companies and similar institutions which provide such services, the Company received shareholder services fees at an annual rate of up to 0.20 percent of the value of shares held in accounts at the institutions, which helped to offset related platform costs. This agreement ceased on December 10, 2015. Shareholder services revenues and related expenses are reflected as discontinued operations in the Consolidated Statements of Operations and are, therefore, excluded from continuing operations results.

Investment Management Services - Canada

Assets Under Management (“AUM”)
(dollars in thousands)	Ticker	June 30, 2017	June 30, 2016
Galileo Funds
Galileo High Income Plus Fund	N/A1	$42,916	$45,141
Galileo Growth and Income Fund	N/A1	3,181	3,266
Galileo Partners Fund	N/A1	39	-
Total Galileo Funds		46,136	48,407
Other Advisory Clients		1,651	74,437
Total Canada AUM		$47,787	$122,844

1.	The mutual funds managed by Galileo (“Galileo Funds”) are Canadian registered mutual funds and are not available in the United States.

The Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), owns 65 percent of the issued and outstanding shares of Galileo Global Equity Advisors Inc., a privately held Toronto-based asset management firm,  which represents controlling interest of Galileo. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President, General Counsel, and Chief Compliance Officer, serve as directors of Galileo.

Galileo Equity Management Inc. was incorporated under the Business Corporations Act (Ontario) on July 16, 1999. On May 17, 2007, its name changed to Galileo Global Equity Advisors Inc. Galileo is registered as a portfolio manager, exempt market dealer, and an investment fund manager with the Ontario Securities Commission (“OSC”), the Nova Scotia Securities Commission and the Quebec Securities Commission. Additionally, the company is registered as an exempt market dealer with the New Brunswick and Newfoundland and Labrador Securities Commissions.

Corporate Investments

Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account. See segment information in the Notes to the Consolidated Financial Statements at Note 15, Financial Information by Business Segment, of this Annual Report on Form 10-K.

Additional Segment Information

See additional financial information about business segments in Part II, Item 8, Financial Statements and Supplementary Data at Note 15, Financial Information by Business Segment, of this Annual Report on Form 10-K.

Employees

As of June 30, 2017, U.S. Global and its wholly-owned subsidiaries employed 24 full-time and 2 part-time employees. The Company considers its relationship with its employees to be good.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2016 there were approximately 9,500 domestically registered open-end investment companies and approximately 1,700 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

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
Success in the investment advisory business is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the Funds and other clients effectively. Sales of Fund shares generate management and administrative services fees (which are based on the assets of the Funds). Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.
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

Supervision and Regulation

The Company and the clients the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company and its subsidiaries are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and its clients will not have a material adverse effect on the Company’s business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.

Regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the mutual fund industry and the capital markets. This momentum of regulations has contributed significantly to the costs of managing and administering mutual funds.

U.S. Global is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually all aspects of the Company’s business and relationships with the Company’s clients. Applicable rules relate to, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements. The Funds and the ETFs for which the Company acts as the investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of the Company, or the Funds and ETFs which the Company advises, to comply with the requirements of the SEC could have a material adverse effect on the Company. The Company is also subject to federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 (“S-Ox Act”), as well as rules adopted by the SEC.

USGB was subject to regulation by the SEC under the Exchange Act and regulation by FINRA, a self-regulatory organization composed of other registered broker-dealers. U.S. Global and USGB are required to keep and maintain certain reports and records, which must be made available to the SEC and FINRA upon request.

Galileo Global Equity Advisors Inc. (“Galileo”) is registered as a portfolio manager and investment fund manager with the Ontario Securities Commission (“OSC”). As a registered portfolio manager, the OSC imposes substantive regulation on virtually all aspects of Galileo’s business and relationships with Galileo’s clients. Applicable legislation relate to, among other things, fiduciary duties to clients, transactions with clients, effective compliance programs, conflicts of interest, advertising, recordkeeping, reporting, and disclosure requirements. The Canadian funds for which Galileo acts as the investment fund manager are registered with the OSC pursuant to National Instrument 81-101/102/106. These National Policies impose additional obligations, including detailed operational requirements for both funds and their managers. The OSC is authorized to institute proceedings and impose sanctions for violations of the rules ranging from fines and censures to termination of a portfolio manager and investment fund manager’s registration. The failure of Galileo, or the Canadian funds which Galileo advises, to comply with the requirements of the OSC could have a material adverse effect on Galileo.

U.S. Global and Galileo manage clients’ portfolios on a discretionary basis, with the authority to enter into security transactions, select broker-dealers to execute trades, and negotiate brokerage commissions. The Company may receive soft dollar credits from certain broker-dealers that are used to pay for research and related services or products, which therefore has the effect of reducing certain operating expenses. These soft dollar arrangements are intended to be within the safe harbor provisions of the Securities Exchange Act of 1934 and National Instrument 23-102, as applicable. If the ability to use soft dollar arrangements were reduced or eliminated as a result of statutory amendments, new regulations or change in business practices, the Company’s operating expenses would increase.

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
In addition, the Company is also dependent on its relationships with its offshore and exchange traded fund clients. The offshore clients have provided notice that they are liquidating. The liquidations are expected to be completed in September 2017. Even though the Company views its relationship with its exchange traded fund clients as stable, the Company could be adversely affected if that relationship ended.
Galileo is also dependent on its relationships with its clients. Even though Galileo views its relationship with its clients as stable, the Company could be adversely affected if these relationships ended.

Available Information

Available Information. The Company’s Internet website address is www.usfunds.com. Information contained on the Company’s website is not part of this annual report on Form 10-K. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with (or furnished to) the SEC are available through a link on the Company’s Internet website, free of charge, soon after such material is filed or furnished. (The link to the Company’s SEC filings can be found at www.usfunds.com by clicking “About Us,” followed by “Investor Relations.”) The Company routinely posts important information on its website.

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

During the past two decades, federal securities laws have been substantially augmented and made significantly more complex by the S-Ox Act and the USA PATRIOT Act of 2001. With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the S-Ox Act.

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

In April 2016, the Department of Labor issued a new fiduciary rule that will subject financial professionals who provide investment advice to certain U.S. retirement clients to a new fiduciary duty intended to address conflicts of interests. The rule could significantly impact the ability of financial professionals to provide investment advice and recommendations for retirement accounts about funds for which they receive a fee from the fund or its affiliates. While parts of the rule are currently in effect, the implementation of certain parts of the rule have been delayed. We continue to review and analyze the potential impact to our business and our clients, and compliance with the final rule may negatively impact our business.

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

As part of the Company’s normal operations, it maintains and transmits certain confidential information about the Company and its clients as well as proprietary information relating to its business operations. These systems could be victimized by unauthorized users or corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Such a breach could subject the Company to liability for a failure to safeguard client data, result in the termination of relationships with our existing customers, require significant capital and operating expenditures to investigate and remediate the breach and subject the Company to regulatory action.

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

Acquisitions involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders.

As part of our business strategy, we may pursue corporate development transactions, including the acquisition of asset management firms. These transactions involve assessing the value, strengths, weaknesses, liabilities and potential profitability of the transactions, and if our assessment is incorrect, the success of the combined business could be jeopardized. In addition, such transactions are subject to acquisition costs and expenses, are likely to divert the attention of management’s time, and can dilute the stockholders of the combined company if the acquisition is made for stock of the combined company.

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

The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2017, and June 30, 2016. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2017		2016
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	2.33	1.70	2.92	1.67
Second quarter (12/31)	1.95	1.25	1.78	1.00
Third quarter (3/31)	2.05	1.39	1.90	0.96
Fourth quarter (6/30)	1.59	1.25	2.07	1.48

Holders

On August 30, 2017, there were approximately 148 holders of record of class A common stock, no holders of record of class B common stock, and 28 holders of record of class C common stock.

Dividends

The Company paid $0.005 per share per month in fiscal year 2015 and through September 2015 and $0.0025 per share per month from October 2015 through June 2017. A monthly dividend of $0.0025 has been authorized from July 2017 through September 2017, and will be reviewed by the Board quarterly. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Securities authorized for issuance under equity compensation plans

Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer

Effective January 1, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $2.75 million of its outstanding class A common shares as market and business conditions warrant on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. On December 12, 2013, December 10, 2014, December 9, 2015, and December 6, 2016, the Board of Directors renewed the repurchase program for calendar years 2014, 2015, 2016, and 2017, respectively. The total amount of shares that may be repurchased in 2017 under the renewed program is $2.75 million.

For the quarter ended June 30, 2017, the Company purchased a total of 12,205 class A shares using cash of $17,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2017. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2017.

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
04-01-17 to 04-30-17	6,003	$8	$1.39	6,003	$2,725
05-01-17 to 05-31-17	4,269	6	1.32	4,269	2,719
06-01-17 to 06-30-17	1,933	3	1.48	1,933	2,716
Total	12,205	$17	$1.38	12,205

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
3.
The repurchase plan was approved on December 7, 2012, renewed on December 12, 2013, December 10, 2014, December 9, 2015, December 6, 2016, and will continue through calendar year 2017. The total dollar amount of shares that may be repurchased in 2017 under the renewed program is $2.75 million.

Company Performance Presentation

The following graph compares the cumulative total return for the Company’s class A common stock (GROW) to the cumulative total return for the S&P 500 Index, the Russell 2000 Index, and the NYSE Arca Gold BUGS Index for the Company’s last five fiscal years. The graph assumes an investment of $10,000 in the class A common stock and in each index as of June 30, 2012, and that all dividends are reinvested. The historical information included in this graph is not necessarily indicative of future performance and the Company does not make or endorse any predictions as to future stock performance.

	Fiscal Year-End Date
	2012	2013	2014	2015	2016	2017
U.S. Global Investors, Inc., class A (GROW)	$10,000	$5,018	$8,539	$6,871	$4,299	$3,916
S&P 500 Index	$10,000	$12,060	$15,027	$16,143	$16,787	$19,792
Russell 2000 Index	$10,000	$12,421	$15,357	$16,353	$15,252	$19,005
NYSE Arca Gold BUGS Index	$10,000	$5,425	$5,812	$3,665	$6,082	$4,617

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. The selected financial data as of June 30, 2013, through June 30, 2017, and the years then ended, is derived from the Company’s audited Consolidated Financial Statements.

The Company’s Board of Directors formally agreed on August 23, 2013, to exit the transfer agency business so that the Company could focus more on its core strength of investment management. The Company’s wholly-owned subsidiary United Shareholder Services, Inc. (“USSI”) served as transfer agent until conversion to the new transfer agent on December 9, 2013. The transfer agency results, together with expenses associated with discontinuing transfer agency operations, are included in discontinued operations in the information below.

In December 2015, USGIF elected a new slate of trustees to the Board of Trustees of the Funds. The Company proposed the election of new trustees with the intention of streamlining the Company’s responsibilities so it could better focus on strategic activities. The new Board of Trustees of USGIF adopted several new agreements. As anticipated, effective December 10, 2015, the Company, through its wholly-owned subsidiary, U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer received distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. The distribution and shareholder services revenues and the expenses associated with certain distribution operations for USGIF are reflected as discontinued operations in the Consolidated Statements of Operations and in the information below and are, therefore, excluded from continuing operations results.

(dollars in thousands, except operating data and per share data)	Year Ended June 30,
Selected Financial Data	2017	2016	2015	2014	2013
Operating revenues	$6,763	$5,505	$7,333	$8,534	$13,118
Operating expenses	7,636	9,681	10,840	11,811	13,087
Operating income (loss)	(873)	(4,176)	(3,507)	(3,277)	31
Other income	346	485	434	2,165	262
Income (loss) from continuing operations before income taxes	(527)	(3,691)	(3,073)	(1,112)	293
Income tax expense (benefit)	17	(6)	822	(475)	176
Income (loss) from continuing operations	(544)	(3,685)	(3,895)	(637)	117
Loss from discontinued operations	-	(18)	(81)	(326)	(311)
Net loss	(544)	(3,703)	(3,976)	(963)	(194)
Less net income (loss) attributable to non-controlling interest	(31)	(28)	54	7	-
Net loss attributable to U.S. Global Investors, Inc.	$(513)	$(3,675)	$(4,030)	$(970)	$(194)

Earnings Per Share Attributable to U.S. Global Investors, Inc. - Basic
Income (loss) from continuing operations	$(0.03)	$(0.24)	$(0.25)	$(0.04)	$0.01
Loss from discontinued operations	-	-	(0.01)	(0.02)	(0.02)
Net loss attributable to U.S. Global Investors, Inc.	$(0.03)	$(0.24)	$(0.26)	$(0.06)	$(0.01)

Dividends per common share	$0.03	$0.0375	$0.06	$0.06	$0.17

Balance Sheet
Working capital	$16,299	$16,874	$19,767	$24,673	$22,958
Total assets	25,520	26,346	30,770	37,846	38,683
Total U.S. Global Investors, Inc. Shareholders’ Equity	23,870	24,528	28,569	35,070	36,849

Cash Flow
Net cash provided by (used in) operating activities	$690	$3,033	$(672)	$(15,189)	$461
Net cash provided by (used in) investing activities	(158)	(646)	(390)	4,050	(368)
Net cash used in financing activities	(564)	(1,828)	(1,122)	(1,061)	(2,621)

Operating Data (in millions)
Average assets under management	$843	$744	$931	$1,078	$1,552

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

Recent Trends in Financial Markets

The Company’s operating revenues are highly correlated to the level of assets under management (“AUM”) and fees associated with various investment products. While AUM is directly impacted by changes in the financial markets, it is also impacted by cash inflows or outflows due to shareholder activity. Performance fees on certain equity fund products may also impact revenues, either positively or negatively. Various products may have different fees, so changes in our product mix may also affect revenues. For example, international equity products will generally have a higher fee than fixed income products, so changes in assets in those products will have a larger impact on revenues.

While products are offered for a wide variety of markets, the Company has traditionally focused on gold mining and exploration, natural resources, and emerging markets. These markets are volatile and cyclical.

The rally in gold that began at the start of 2016 and continued into early fall 2016 led to an increase in assets in our gold funds. However, gold then began to stall as investors awaited the results of the U.S. presidential election and anticipated a December rate hike. Immediately following Donald Trump’s win, equities took off and the U.S. dollar surged, causing gold to fall out of favor. In addition, in the quarter ended June 30, 2017, the largest junior gold miner ETF reorganized its index methodology, triggering a wave of price weakness throughout the junior gold stocks universe. Junior miners are generally companies in the exploration and development stage. The ETF was getting close to owning 20 percent of the outstanding shares of many of the junior gold mining companies in its index, so its managers chose to downsize their weights in existing holdings and reinvest the proceeds in more mid-tiered gold producers. As our gold funds had investments in most of these same junior gold stocks, this event also had a negative impact on our gold funds towards the end of fiscal year 2017.

The Company’s emerging markets products experienced favorable conditions. For example, the China region has had strong expansion and gross domestic product (GDP) growth. In addition, key markets in emerging Europe including Poland, the Czech Republic, Romania and Hungary, are currently among the fastest growing in the world.

In addition to its gold, natural resources and emerging markets funds, the Company has domestic equity and fixed income funds in the U.S. and, through a subsidiary, Canada. While these products do not drive the Company’s profitability as much as the more specialized products, they provide an opportunity to offer shareholders diversification and less volatility than the niche markets.

A highly contentious U.S. election cycle concluded with the election of Donald Trump in November 2016. While Congress has had little success so far in delivering on President Trump’s political agenda, consumer spending appears to be robust, and domestic financial markets have continued their bull run.

Mutual funds in general continued to see outflows compared to other investment alternatives, including ETFs. In April 2015, the Company launched its first ETF product, the U.S. Global Jets ETF (ticker JETS), which concentrates on the U.S. and international airline industry. The industry experienced a positive market in fiscal year 2017, driven by airlines reporting record profits due to post-financial crisis capacity discipline, depressed labor costs and cheap oil. This led to growth in our Jets ETF assets in fiscal year 2017.

The Company launched its second ETF offering in June 2017, the U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). This will enable the Company to expand its expertise in precious metals in a different product structure.

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

Business Segments

The Company, with principal operations located in San Antonio, Texas, manages three business segments:
1.
Investment management services, through which the Company offers, to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), U.S. Global ETFs, and offshore clients, a range of investment management products and services to meet the needs of individual and institutional investors;

2.
Investment management services - Canada, through which the Company owns a 65 percent controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm which offers investment management products and services in Canada; and

3.
Corporate investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments.

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2017	June 30, 2016
Investment Management Services
USGIF	$579,416	$703,020
U.S. Global ETFs	117,305	43,430
Offshore Advisory Clients	15,213	13,777
Total AUM	711,934	760,227

Investment Management Services - Canada
Galileo Funds	46,136	48,407
Other Advisory Clients	1,651	74,437
Total AUM	47,787	122,844
Total AUM	$759,721	$883,071

On June 30, 2017, total AUM as of period end was $760 million versus $883 million on June 30, 2016, a decrease of 14.0 percent. The decrease was primarily due to market depreciation and shareholder redemptions in USGIF, the Galileo Funds and other Canadian advisory clients, somewhat offset by market appreciation of the offshore funds and growth of the ETF clients.

During fiscal year 2017, average AUM was $843 million versus $744 million in fiscal year 2016, an increase of 13.3 percent. The increase was primarily due to market appreciation and shareholder purchases in the gold funds starting in fiscal year 2016 and continuing into the beginning of fiscal year 2017, although that trend started to reverse later in fiscal year 2017 due to sector market conditions.

The following is a brief discussion of the Company’s three business segments.

Investment Management Services

In fiscal year 2017, the Company generated a majority of all of its operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $5.2 million and $4.0 million in fiscal 2017 and fiscal 2016, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each Fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and the USGIF funds do not currently charge a redemption fee.

The Company also provides advisory services for two ETFs and receives monthly advisory fees based on the net asset values. The Company recorded advisory fees from the ETF clients totaling $357,000 and $296,000 in fiscal 2017 and fiscal 2016, respectively. Information on the ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETF authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee.

The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from the offshore clients of $135,000 and $91,000 in fiscal years 2017 and 2016, respectively. No performance fees from the offshore clients were recorded in fiscal years 2017 and 2016. Frank Holmes, CEO, serves as a director of the two offshore clients. The offshore clients have provided notice that they are liquidating. The liquidations are expected to be completed in September 2017.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2017, 2016, and 2015:

	2017
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$525,778	$177,242	$703,020
Market depreciation	(32,633)	(594)	(33,227)
Dividends and distributions	(7,722)	(1,577)	(9,299)
Net shareholder redemptions	(42,507)	(38,571)	(81,078)
Ending Balance	$442,916	$136,500	$579,416
Average investment management fee	0.97%	0.01%	0.74%
Average net assets	$504,524	$158,723	$663,247

	2016
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$442,243	$148,583	$590,826
Market appreciation	104,113	2,877	106,990
Dividends and distributions	(14,068)	(1,625)	(15,693)
Net shareholder purchases (redemptions)	(6,510)	27,407	20,897
Ending Balance	$525,778	$177,242	$703,020
Average investment management fee	0.93%	0.00%	0.66%
Average net assets	$403,424	$163,718	$567,142

	2015
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$815,368	$130,560	$945,928
Market appreciation (depreciation)	(256,504)	761	(255,743)
Dividends and distributions	(10,590)	(1,666)	(12,256)
Net shareholder purchases (redemptions)	(106,031)	18,928	(87,103)
Ending Balance	$442,243	$148,583	$590,826
Average investment management fee	0.95%	0.00%	0.76%
Average net assets	$581,188	$146,027	$727,215

As shown above, average assets under management increased in fiscal year 2017 compared to fiscal year 2016, while period-end assets decreased. The increase in average assets under management in fiscal year 2017 was primarily due to market appreciation and shareholder purchases in the gold funds starting in fiscal year 2016 and continuing into the beginning of fiscal year 2017. However, assets under management as of the end of fiscal year 2017 decreased over the prior year, primarily driven by market depreciation in the gold funds in the latter part of the year and shareholder redemptions in the gold, natural resources and fixed income funds.

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

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 74 basis points in fiscal year 2017, 66 basis points in fiscal year 2016, and 76 basis points in fiscal year 2015. The average investment management fee for equity funds in fiscal year 2017, 2016, and 2015 was 97, 93 and 95 basis points, respectively. The average investment management fee for the fixed income funds was nil or close to nil for fiscal years 2017, 2016, and 2015. This is due to voluntary fee waivers on these funds as discussed in Note 4 Investment Management and Other Fees in the Consolidated Financial Statements of this Annual Report on Form 10-K.

Investment Management Services – Canada

The Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), owns 65 percent of the issued and outstanding shares of Galileo, a privately held Toronto-based asset management firm, which represented controlling interest of Galileo. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Susan McGee, President, General Counsel, and Chief Compliance Officer, serve as directors of Galileo.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the market value, cost, and unrealized gain or loss on investments recorded at fair value as of June 30, 2017, and June 30, 2016.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized gains on available-for- sale securities, net of tax
(dollars in thousands)
Trading¹	$9,720	$10,648	$(928)	N/A
Available-for-sale²	3,401	2,940	461	$461
Total at June 30, 2017	$13,121	$13,588	$(467)

Trading¹	$10,104	$11,048	$(944)	N/A
Available-for-sale²	3,481	3,436	45	$45
Total at June 30, 2016	$13,585	$14,484	$(899)

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.
2.
Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

In addition, as of June 30, 2017, and 2016, the Company owned other investments of approximately $2.1 million and $1.9 million, respectively, accounted for under the cost method of accounting. The Company also had invested in notes receivable of approximately $2.2 million and $2.2 million at June 30, 2017, and 2016, respectively.

As of June 30, 2017, and 2016, the Company held approximately $4.1 million and $4.0 million, respectively, in investments other than the clients the Company advises. Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheets at their fair market value. Unrealized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations. Investments in securities classified as available for sale, which may not be readily marketable, are reflected as non-current assets on the Consolidated Balance Sheets at their fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

Investment income (loss) from the Company’s investments includes:
•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2017, 2016, and 2015, the Company had total investment income of $346,000; $485,000; and $434,000, respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Year Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2015
Net Loss
Loss from continuing operations	$(544)	$(3,685)	$(3,895)
Less: Income (loss) attributable to non-controlling interest in subsidiary	(31)	(28)	54
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(513)	(3,657)	(3,949)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	-	(18)	(81)
Net loss attributable to U.S. Global Investors, Inc.	$(513)	$(3,675)	$(4,030)

Weighted average number of outstanding shares
Basic	15,212,008	15,294,893	15,399,831
Effect of dilutive securities
Employee stock options	-	-	-
Diluted	15,212,008	15,294,893	15,399,831

Net loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.03)	$(0.24)	$(0.25)
Loss from discontinued operations	-	-	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.03)	$(0.24)	$(0.26)
Diluted
Loss from continuing operations	$(0.03)	$(0.24)	$(0.25)
Loss from discontinued operations	-	-	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.03)	$(0.24)	$(0.26)

Year Ended June 30, 2017, Compared with Year Ended June 30, 2016

The Company posted a net loss attributable to U.S. Global Investors, Inc., as shown in the Consolidated Statements of Operations, of $513,000 ($0.03 loss per share) for the year ended June 30, 2017, compared with a net loss attributable to U.S. Global Investors, Inc. of $3,675,000 ($0.24 loss per share) for the year ended June 30, 2016. The change is mainly due to an increase in revenues, resulting from an increase in average assets under management, and a decrease in expenses, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the year ended June 30, 2017, increased $1.3 million, or 22.9 percent, compared with the year ended June 30, 2016. This increase was primarily attributable to the following:
•
Advisory fees increased by $1.3 million, or 25.0 percent, as the result of higher assets under management and performance fees received. USGIF advisory fees are comprised of two components: a base management fee and a performance fee.

o	Base management fees increased approximately $1.2 million, primarily as a result of higher average assets under management in USGIF due to market appreciation, primarily in the gold funds.
o
Performance fee adjustments paid out in the current period were $49,000 compared to $132,000 paid out in the prior year, a positive difference of $83,000. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Administrative services fees decreased by $36,000, or 11.3 percent, primarily as a result of the current period’s fees being subject to a lower rate. Effective December 10, 2015, due to the Company’s reduced administrative responsibilities as a result of outsourcing to other service providers a portion of these services previously provided to USGIF, the administrative fee paid to the Company by USGIF was reduced. The effect of the lower fee rate was somewhat offset by higher average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the year ended June 30, 2017, decreased by $2.0 million, or 21.1 percent, compared with the prior year and was primarily attributable to the following:
•
Employee compensation and benefits decreased by $1.2 million, or 23.7 percent, primarily as a result of fewer employees in the current period and severance costs paid in the prior year due to a reduction of workforce resulting from the outsourcing of certain functions.

•
General and administrative expenses decreased $741,000, or 17.5 percent, due to several factors, including lower fund expense reimbursements, primarily as a result of higher average net assets in the current year, the benefit of strategic cost-cutting measures, and nonrecurring USGIF transition costs in the prior year. Costs were incurred in the prior year related to the transition of certain services previously provided to USGIF by the Company to other service providers. The costs of the transition, which included a proxy of USGIF shareholders, were split equally between the Company and USGIF, and the Company’s portion was approximately $290,000.

Other Income

Total consolidated other income, which consisted of investment income, for the year ended June 30, 2017, decreased $139,000, or 28.7 percent, compared with the year ended June 30, 2016. This decrease was primarily due to lower realized net gains on sales of securities of $479,000 offset somewhat by an increase in dividend and interest income of $278,000 and a positive change in unrealized gains/losses on trading securities of $108,000 compared to the prior year.

Discontinued Operations

Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer received distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. The operations associated with providing these services are considered discontinued operations. See additional information in Note 17, Discontinued Operations.

Total loss, net of tax, on discontinued operations was $18,000 for the year ended June 30, 2016. There was no income or loss on discontinued operations for the year ended June 30, 2017.

Year Ended June 30, 2016, Compared with Year Ended June 30, 2015

The Company posted a net loss attributable to U.S. Global Investors, Inc., as shown in the Consolidated Statements of Operations, of $3.7 million ($0.24 loss per share) for the year ended June 30, 2016, compared with a net loss attributable to U.S. Global Investors, Inc. of $4.0 million ($0.26 loss per share) for the year ended June 30, 2015. The decrease in net loss is mainly due to a decrease in expenses, offset somewhat by a decrease in revenues resulting primarily from a decrease in assets under management.

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

o
Performance fee adjustments paid out in fiscal 2016 were $868,000 less compared to fiscal 2015. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

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
•
General and administrative expenses decreased $744,000, or 14.9 percent, primarily due to strategic cost cutting measures, offset somewhat by costs of approximately $290,000 in fiscal 2016 related to the USGIF transition to third-party service providers.

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

Discontinued Operations

Effective December 10, 2015, the Company ceased to be the distributor for USGIF and no longer received distribution fees and shareholder services fees from USGIF. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. The operations associated with providing these services are considered discontinued operations. See additional information in Note 17, Discontinued Operations.

Loss attributed to discontinued operations for the distributor for the year ended June 30, 2016, declined $63,000, or 77.8 percent, compared to the year ended June 30, 2015. The fiscal 2015 loss reflects a full year of distribution operations, while the fiscal 2016 loss reflects operations until the transition to the new distributor in December 2015.

Operating Revenues and Other Income

(dollars in thousands)	2017	2016	% Change	2016	2015	% Change
Investment advisory fees:
Natural resources funds	$3,728	$2,557	45.8%	$2,557	$2,866	(10.8%)
International equity funds	702	652	7.7%	652	1,144	(43.0%)
Domestic equity funds	439	425	3.3%	425	509	(16.5%)
Fixed income funds	18	-	N/A	-	-	N/A
Total investment advisory fees - USGIF	4,887	3,634	34.5%	3,634	4,519	(19.6%)
Galileo advisory fees	1,100	1,164	(5.5%)	1,164	2,007	(42.0%)
ETF advisory fees	357	296	20.6%	296	26	1038.5%
Offshore advisory fees	135	91	48.4%	91	130	(30.0%)
Total advisory fees	6,479	5,185	25.0%	5,185	6,682	(22.4%)
Administrative services fees	284	320	(11.3%)	320	651	(50.8%)
Total Operating Revenue	$6,763	$5,505	22.9%	$5,505	$7,333	(24.9%)

Other Income
Investment income	$346	$485	(28.7%)	$485	$434	11.8%
Total Other Income	$346	$485	(28.7%)	$485	$434	11.8%

Advisory Fees. Advisory fees, the largest component of the Company’s revenues, are derived from four sources: USGIF advisory fees, Galileo advisory fees, exchange-traded fund advisory fees and offshore advisory fees. In fiscal year 2017, these sources accounted for 75.4 percent, 17.0 percent, 5.5 percent and 2.1 percent, respectively, of the Company’s total advisory fees.

Investment advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. These USGIF advisory fees increased by approximately $1.3 million, or 34.5 percent, in fiscal year 2017 compared to fiscal year 2016, primarily as a result of an increase in average assets under management driven by market appreciation, primarily in the gold funds. USGIF advisory fees decreased by approximately $885,000, or 19.6 percent, in fiscal year 2016 compared to fiscal year 2015, primarily as a result of a decrease in average net assets under management due to market depreciation and redemptions, primarily in the natural resources funds.

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

The fees on the equity funds within USGIF consist of a base advisory fee that is adjusted upward or downward based on performance. For the years ended June 30, 2017, 2016, and 2015, the Company adjusted its base advisory fees downward by $49,000; $132,000; and $1.0 million, respectively.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $1.1 million; $1.2 million; and $2.0 million for the years ended June 30, 2017, 2016, and 2015, respectively.

The Company also serves as investment advisor to U.S. Global ETFs. U.S. Global Jets ETF commenced operations in April 2015, and fiscal year 2016 was its first full year of operations. U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded advisory fees from the ETF clients of $357,000; $296,000; and $26,000 in fiscal years 2017, 2016, and 2015, respectively.

The Company provides advisory services for two offshore clients and receives monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from the offshore clients of $135,000; $91,000; and $130,000 in fiscal years 2017, 2016, and 2015, respectively. No performance fees from the offshore clients were recorded in fiscal years 2017, 2016, or 2015. Frank Holmes, CEO, serves as a director of the two offshore clients. The offshore clients have provided notice that they are liquidating. The liquidations are expected to be completed in September 2017.

Administrative Services Fees. The Funds pay the Company compensation based on average daily net assets for administrative services provided by the Company to the Funds. Prior to November 2014, the Company was compensated for administrative services at an annual rate of 0.10 percent for each investor class and 0.08 percent for each institutional class plus $10,000 per fund. Effective November 1, 2014, the annual per fund fee changed to $7,000. Effective December 10, 2015, the annual rate changed to 0.05 percent for each investor class and to 0.04 percent for each institutional class, and the per fund fee was eliminated. Administrative services fees decreased by $36,000 in fiscal year 2017 due to the changes in the fee structure, somewhat offset by higher average net assets under management upon which these fees are based. Administrative services fees decreased by $331,000 in fiscal year 2016 due to the changes in the fee structure and lower average net assets under management upon which these fees are based.

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

Investment income decreased by $139,000 in fiscal year 2017 primarily due to lower realized net gains on sales of securities, offset somewhat by an increase in dividend and interest income and a positive change in unrealized gains/losses on trading securities. Investment income increased by $51,000 in fiscal year 2016 primarily due to lower unrealized losses on trading securities, offset somewhat by an increase in other-than-temporary impairment losses and a decrease in dividend and interest income.

Included in investment income were other-than-temporary impairments totaling $483,000; $517,000; and $247,000 in fiscal years 2017, 2016, and 2015, respectively. The impairment in fiscal year 2017 resulted from fair values of certain equity investments being lower than book value totaling approximately $411,000, and approximately $72,000 in declines in estimated values of securities held at cost. The impairment in fiscal year 2016 resulted from fair values of certain equity investments being lower than book value and a debt security written down to estimated future cash flows based on proposed restructuring totaling approximately $259,000, and approximately $258,000 in declines in estimated values of securities held at cost. The impairment in fiscal year 2015 resulted from issuers defaulting on scheduled payments. One security with a cost basis of $44,000 was written down to its fair value of $5,000. Two other securities were written down to the net present value of estimated future cash flows. These securities had a cost basis of $310,000 and $1.1 million, respectively, and were written down to $234,000 and $970,000, respectively. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers, and the Company’s ability to hold the investment until recovery.

Operating Expenses

(dollars in thousands)	2017	2016	% Change	2016	2015	% Change
Employee compensation and benefits	$3,754	$4,918	(23.7%)	$4,918	$5,399	(8.9%)
General and administrative	3,494	4,235	(17.5%)	4,235	4,979	(14.9%)
Advertising	135	212	(36.3%)	212	135	57.0%
Depreciation and amortization	253	316	(19.9%)	316	327	(3.4%)
Total	$7,636	$9,681	(21.1%)	$9,681	$10,840	(10.7%)

Employee Compensation and Benefits. Employee compensation and benefits decreased $1.2 million, or 23.7 percent, in fiscal year 2017 and decreased $481,000, or 8.9 percent, in fiscal year 2016 as a result of fewer employees and severance costs paid in fiscal year 2016 due to a reduction of workforce resulting from the outsourcing of certain functions.

General and Administrative. General and administrative expenses decreased $741,000, or 17.5 percent, in fiscal year 2017 due to due to several factors, including lower fund expense reimbursements, primarily as a result of higher average net assets in the current year, the benefit of strategic cost-cutting measures, and nonrecurring USGIF transition costs in the prior year. General and administrative expenses decreased $744,000, or 14.9 percent, in fiscal year 2016 due to strategic expense reductions, offset somewhat by fund proxy-related costs of approximately $290,000.

Advertising. Advertising decreased by $77,000, or 36.3 percent, in fiscal year 2017 as a result of a decrease in ETF-related marketing. Advertising increased by $77,000, or 57.0 percent, in fiscal year 2016 as a result of marketing expenses related to the ETF launched in April 2015.

Income Taxes

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance to fully reserve for the net operating loss carryforward, other carryovers and book/tax differences in the balance sheet is included in deferred taxes in the amount of $3.3 million at June 30, 2017, and $3.1 million at June 30, 2016. In assessing the valuation allowance, the Company considered, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, and the duration of statutory carry back and carry forward periods.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2017, is as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(dollars in thousands)
Operating lease obligations	$763	$195	$272	$196	$100
Contractual obligations	445	332	113	-	-
Total	$1,208	$527	$385	$196	$100

Operating leases consist of office equipment leased from several vendors and office facilities in Canada. The lease for the office facilities in Canada, included in the table above, was for an original term of five years expiring in June 2018; the lease has been renewed for another five-year term through June 2023. Contractual obligations consist of agreements for services used in daily operations. Other contractual obligations not included in this table consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2017 through September 2017, at which time the Board of Directors will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2017 to September 2017 will be approximately $114,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2017.

Liquidity and Capital Resources

At June 30, 2017, the Company had net working capital (current assets minus current liabilities) of approximately $16.3 million and a current ratio (current assets divided by current liabilities) of 15.0 to 1. With approximately $4.0 million in cash and cash equivalents and $13.1 million in securities recorded at fair value, which together comprise approximately 67 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity attributable to U.S. Global Investors, Inc. was approximately $23.9 million. Approximately $1.4 million in cash in Galileo is included in the amounts above. The Company could be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate.

The Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. As of June 30, 2017, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF expire in September 2017. The Board of Trustees of USGIF will meet to consider the agreement renewals in September 2017. Management anticipates that these agreements will be renewed. The investment advisory contract between the Company and U.S. Global Jets ETF expires in April 2018. The investment advisory contract between the Company and U.S. Global GO GOLD and Precious Metal Miners ETF is in its initial two-year term and will not expire until June 2019. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice. The Company’s two offshore clients have provided notice that they are liquidating. The liquidations are expected to be completed in September 2017; therefore, any fees received in fiscal year 2018 will be minimal.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2017. Although the Company had a net loss of $513,000 for the year ended June 30, 2017, cash and marketable securities of approximately $17.1 million are available to fund current activities. Certain revenues and expenses have decreased due to the outsourcing in December 2015 certain services previously provided to USGIF to other service providers. The transition has allowed the Company to streamline its responsibilities so it can focus on strategic activities.

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

The Company, through USCAN, owns 65 percent of the issued and outstanding shares of Galileo and represented controlling interest of Galileo. Galileo is consolidated with USCAN and the non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets.

There are two primary consolidation models in U.S. GAAP, the variable interest entity (“VIE”) and voting interest entity models. The Company’s evaluation for consolidation includes whether entities in which it has an interest or from which it receives fees are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns and consolidates the VIE on the basis of having a controlling financial interest.

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 Investment Management and Other Fees to the Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary.

Since the Company is not the primary beneficiary of the funds it advises, the Company evaluated if it should consolidate under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of any of the funds it advises; therefore, the Company does not consolidate any of these funds.

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

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. No options were granted in fiscal years 2017, 2016 or 2015.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the years ended June 30, 2017, 2016, and 2015, the Company realized a decrease in its USGIF base advisory fee of $49,000; $132,000; and $1.0 million, respectively, due to these performance adjustments.

The Company agreement with its offshore advisory clients provided for performance fees based on the overall increase in net asset values, if any. The Company recorded no performance fees from these clients for the years ended June 30, 2017, 2016, or 2015. The offshore advisory clients have provided notice that they are liquidating these funds. The liquidation is expected to be completed in September 2017.

Corporate Investments

The Company’s Consolidated Balance Sheets include assets whose fair value is subject to market risk. Due to the Company’s investments in securities recorded at fair value, price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported market value.

The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics and other policies affecting the Company’s investment practices.

The table below summarizes the Company’s equity price risks as of June 30, 2017, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at June 30, 2017	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$9,720	25% increase	$12,150	$2,430
		25% decrease	$7,290	$(2,430)
Available-for-sale ²	$3,401	25% increase	$4,251	$850
		25% decrease	$2,551	$(850)
1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.
2.	Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. We translate Galileo’s foreign currency financial statements into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the year ended June 30, 2017, Galileo represented 16.3 percent of net operating revenues, 16.9 percent of loss from continuing operations before taxes, and 6.0 percent of total assets (see Note 15, Financial Information by Business Segment, to the Consolidated Financial Statements of this Annual Report on Form 10-K). Certain corporate investments are held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
U.S. Global Investors, Inc.
San Antonio, Texas

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) as of June 30, 2017 and 2016 and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Global Investors, Inc. at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
September 12, 2017

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2017	June 30, 2016
(dollars in thousands)
Current Assets
Cash and cash equivalents	$3,958	$3,993
Restricted cash	1,000	1,000
Investment securities - trading, at fair value	9,720	10,104
Accounts and other receivables	520	787
Note receivable	1,952	2,000
Prepaid expenses	315	290
Total Current Assets	17,465	18,174

Net Property and Equipment	2,212	2,466

Other Assets
Investment securities - available-for-sale, at fair value	3,401	3,481
Other investments	2,130	1,924
Note receivable, long term	234	212
Other assets, long term	78	89
Total Other Assets	5,843	5,706
Total Assets	$25,520	$26,346
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$118	$148
Accrued compensation and related costs	390	451
Dividends payable	114	115
Other accrued expenses	544	586
Total Current Liabilities	1,166	1,300

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,601 and 13,866,421 at June 30, 2017, and June 30, 2016, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,947 and 2,069,127 shares at June 30, 2017, and June 30, 2016, respectively	52	52
Additional paid-in-capital	15,646	15,651
Treasury stock, class A shares at cost; 751,303 and 688,700 shares at June 30, 2017, and June 30, 2016, respectively	(1,760)	(1,663)
Accumulated other comprehensive gain (loss), net of tax	264	(149)
Retained earnings	9,321	10,290
Total U.S. Global Investors Inc. Shareholders’ Equity	23,870	24,528
Non-Controlling Interest in Subsidiary	484	518
Total Shareholders’ Equity	24,354	25,046
Total Liabilities and Shareholders’ Equity	$25,520	$26,346

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2015
Operating Revenues
Advisory fees	$6,479	$5,185	$6,682
Administrative services fees	284	320	651
	6,763	5,505	7,333
Operating Expenses
Employee compensation and benefits	3,754	4,918	5,399
General and administrative	3,494	4,235	4,979
Advertising	135	212	135
Depreciation and amortization	253	316	327
	7,636	9,681	10,840
Operating Loss	(873)	(4,176)	(3,507)
Other Income
Investment income	346	485	434
Total Other Income	346	485	434
Loss from Continuing Operations Before Income Taxes	(527)	(3,691)	(3,073)
Provision for Federal Income Taxes
Tax expense (benefit)	17	(6)	822
Loss from Continuing Operations	(544)	(3,685)	(3,895)
Loss from Discontinued Operations, Net of $0 Tax Benefit of Distributor	-	(18)	(81)
Net Loss	(544)	(3,703)	(3,976)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(31)	(28)	54
Net Loss Attributable to U.S. Global Investors, Inc.	$(513)	$(3,675)	$(4,030)

Net Loss Per Share Attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.03)	$(0.24)	$(0.25)
Loss from discontinued operations	-	-	(0.01)
Net loss	$(0.03)	$(0.24)	$(0.26)
Diluted
Loss from continuing operations	$(0.03)	$(0.24)	$(0.25)
Loss from discontinued operations	-	-	(0.01)
Net loss	$(0.03)	$(0.24)	$(0.26)

Basic weighted average number of common shares outstanding	15,212,008	15,294,893	15,399,831
Diluted weighted average number of common shares outstanding	15,212,008	15,294,893	15,399,831

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(dollars in thousands)	2017	2016	2015
Net Loss Attributable to U.S. Global Investors, Inc.	$(513)	$(3,675)	$(4,030)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	36	657	(1,000)
Less: reclassification adjustment for gains/losses included in net income	380	(273)	(227)
Net change from available-for-sale investments, net of tax	416	384	(1,227)
Foreign currency translation adjustment	(6)	(78)	(248)
Other Comprehensive Income (Loss)	410	306	(1,475)
Comprehensive Loss	(103)	(3,369)	(5,505)
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(3)	(28)	(86)
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(100)	$(3,341)	$(5,419)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
Balance at June 30, 2014 (13,866,361 shares of class A; 2,069,187 shares of class C)	$347	$52	$15,669	$(1,280)	$906	$19,376	$633	$35,703
Purchases of 95,251 shares of Common Stock (class A)	-	-	-	(292)	-	-	-	(292)
Issuance of stock under ESPP of 37,383 shares of Common Stock (class A)	-	-	23	98	-	-	-	121
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(923)	-	(923)
Stock bonuses	-	-	2	10	-	-	-	12
Distribution to non-controlling interests in subsidiary	-	-	-	-	-	-	(27)	(27)
Other comprehensive income (loss), net of tax	-	-	-	-	(1,389)	-	(86)	(1,475)
Net income (loss)	-	-	-	-	-	(4,030)	54	(3,976)
Balance at June 30, 2015 (13,866,421 shares of class A; 2,069,127 shares of class C)	347	52	15,694	(1,464)	(483)	14,423	574	29,143
Purchases of 177,998 shares of Common Stock (class A)	-	-	-	(313)	-	-	-	(313)
Issuance of stock under ESPP of 39,084 shares of Common Stock (class A)	-	-	(40)	99	-	-	-	59
Dividends declared	-	-	-	-	-	(458)	-	(458)
Stock bonuses	-	-	(3)	15	-	-	-	12
Other comprehensive income (loss), net of tax	-	-	-	-	334	-	(28)	306
Net loss	-	-	-	-	-	(3,675)	(28)	(3,703)
Balance at June 30, 2016 (13,866,421 shares of class A; 2,069,127 shares of class C)	347	52	15,651	(1,663)	(149)	10,290	518	25,046
Purchases of 69,636 shares of Common Stock (class A)	-	-	-	(114)	-	-	-	(114)
Issuance of stock under ESPP of 3,433 shares of Common Stock (class A)	-	-	(2)	8	-	-	-	6
Conversion of 180 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(456)	-	(456)
Stock bonuses	-	-	(3)	9	-	-	-	6
Other comprehensive income (loss), net of tax	-	-	-	-	413	-	(3)	410
Net loss	-	-	-	-	-	(513)	(31)	(544)
Balance at June 30, 2017 (13,866,601 shares of class A; 2,068,947 shares of class C)	$347	$52	$15,646	$(1,760)	$264	$9,321	$484	$24,354

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(544)	$(3,703)	$(3,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	253	316	327
Net recognized loss on disposal of fixed assets	-	3	26
Net recognized (gain) loss on securities	448	(13)	(313)
Provision for deferred taxes	-	-	807
Stock bonuses	6	12	12
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	292	1,046	655
Prepaid expenses	(15)	63	86
Trading securities	385	5,509	2,176
Accounts payable and accrued expenses	(135)	(200)	(472)
Total adjustments	1,234	6,736	3,304
Net cash provided by (used in) operating activities	690	3,033	(672)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(13)	(40)
Proceeds from sale of fixed assets	-	-	-
Purchase of available-for-sale securities	(529)	(155)	(186)
Purchase of other investments	(776)	(751)	(1,000)
Payment to acquire note receivable	-	(2,000)	-
Proceeds on sale of available-for-sale securities	649	1,386	795
Proceeds from other investment	-	751	5
Return of capital on investments	498	136	36
Net cash used in investing activities	(158)	(646)	(390)
Cash Flows from Financing Activities:
Increase in restricted cash	-	(1,000)	-
Issuance of common stock	6	59	121
Repurchases of common stock	(114)	(313)	(292)
Distributions to non-controlling interests in subsidiary	-	-	(27)
Dividends paid	(456)	(574)	(924)
Net cash used in financing activities	(564)	(1,828)	(1,122)
Effects of foreign currency translation	(3)	(73)	(219)
Net increase (decrease) in cash and cash equivalents	(35)	486	(2,403)
Beginning cash and cash equivalents	3,993	3,507	5,910
Ending cash and cash equivalents	$3,958	$3,993	$3,507

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$21	$49	$8

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services to USGIF. For these services, the Company receives fees from USGIF. It also provided distribution services to USGIF through December 9, 2015. For these services, the Company received fees from USGIF. Since December 9, 2015, the Company is reimbursed for certain distribution costs. The Company also provides advisory services to offshore clients and two SEC registered exchange traded funds (“ETFs”). The Company holds a controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm.

U.S. Global formed the following companies to provide transfer agent and distribution services to USGIF: United Shareholder Services, Inc. (“USSI”) and U.S. Global Brokerage, Inc. (“USGB”). USSI, which ceased operations in fiscal 2014, was legally dissolved in December 2015. USGB ceased operations in December 2015 as discussed in Note 17.

The Company has the following subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Bermuda) Limited (“USBERM”), incorporated in Bermuda, and U.S. Global Investors (Canada) Limited (“USCAN”). The Company created U.S. Global Indices, LLC, a Texas limited liability company, of which the Company is the sole member, to provide indexing services to exchange-traded funds managed by the Company.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: USGB, USBERM, USCAN and U.S. Global Indices, LLC.

The Company, through USCAN, owns 65 percent of the issued and outstanding shares of Galileo, which represents controlling interest of Galileo. Galileo is consolidated with USCAN and the non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets.

There are two primary consolidation models in U.S. GAAP, the variable interest entity (“VIE”) and voting interest entity models. The Company’s evaluation for consolidation includes whether entities in which it has an interest or from which it receives fees are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the group of holders of the equity investment at risk lacks certain characteristics of a controlling financial interest. The primary beneficiary is the entity that has the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns and consolidates the VIE on the basis of having a controlling financial interest.

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $11.3 million at June 30, 2017, and $11.8 million at June 30, 2016.

Since the Company is not the primary beneficiary of the funds it advises, the Company evaluated if it should consolidate under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of any of the funds it advises; therefore, the Company does not consolidate any of these funds.

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

Equity Method Investments. Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. No impairment was recognized for the Company’s equity method investment during the years presented. No investments were held at June 30, 2017, or 2016 that are accounted for using the equity method.

Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values.

Receivables. Receivables other than notes receivable consist primarily of advisory and other fees owed to the Company by clients. Receivables also include advisory fees owed to Galileo by the funds and clients it manages. The Company also invests in notes receivable. Notes receivable are recorded in accordance with the terms of the agreement, and accrued interest is recorded when earned. Unearned fees are shown as a deduction from the related notes receivable and are amortized to interest income using the effective interest method. The Company reviews the need for an allowance for credit losses for notes and other receivables based on various factors including payment history, historical bad debt experience, existing economic conditions, aging and specific accounts identified as high risk. Uncollectible receivables, if any, are charged against the allowance when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for credit losses as of June 30, 2017, or 2016.

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

Leases. The Company and its subsidiaries lease equipment and office space under various leasing arrangements. Leases may be classified as either capital leases or operating leases, as appropriate. Current lease agreements are classified as operating leases and most contain renewal options. Rent expense under non-cancelable operating leases with scheduled rent increases or rent incentives is accounted for on a straight-line basis over the lease term. Build-out allowances and other such lease incentives are amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

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
Intangible Asset. An intangible asset, consisting of a non-compete agreement, acquired in connection with the acquisition of Galileo shares effective June 1, 2014, was recorded at fair value $90,000 determined using a discounted cash flow model as of the date of acquisition.
The Company determined that the non-compete agreement had a finite useful life. The Company amortized this finite-lived identifiable intangible asset on a straight-line basis over its estimated useful life of 2 years. Amortization expense totaled $0; $41,000; and $45,000 in fiscal years 2017, 2016, and 2015, respectively. Amortization expense is included in depreciation and amortization on the Consolidated Statements of Operations. The asset was fully amortized by June 30, 2017, and June 30, 2016.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2017, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2013 through 2016 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2010 through 2016 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject.

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

Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Any discount between the cost and the principal amount of debt investments is amortized to interest income using the effective interest method. Both dividends and interest income are included in investment income.

Advertising Costs. The Company expenses advertising costs as they are incurred. As of December 2015, the Company is reimbursed for certain advertising expenses related to USGIF from the distributor for USGIF. Net advertising expenditures were $135,000; $212,000; and $135,000 during fiscal years 2017, 2016, and 2015, respectively.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity’s ability to continue as a going concern, management shall disclose: i) the principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern; ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and iii) management’s plans that are intended to mitigate the conditions or events - and whether or not those plans alleviate the substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 was effective for the annual period ending after December 15, 2016, and for annual period and interim periods thereafter. Early application was permitted. The Company adopted this guidance in the fourth quarter of the fiscal year ended June 30, 2017, with no impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amended the consolidation requirements in ASC 810, Consolidation. This standard modified existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 was effective for fiscal years and interim periods within those years beginning after December 15, 2015, and required either a retrospective or a modified retrospective approach to adoption. The Company adopted this standard on a modified retrospective approach effective July 1, 2016. The adoption did not result in any change in consolidated entities. See further discussion of the Company’s analysis for consolidation in Note 2, Significant Accounting Policies - Principles of Consolidation.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and required the retrospective adoption approach. The Company adopted this standard for the September 30, 2016, financial statements on a retrospective basis and modified the presentation of the fair value hierarchy tables included in the notes to financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 required entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Netting by tax jurisdiction is still required under the new guidance. The update was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption was permitted. Entities were permitted to apply the amendments either prospectively or retrospectively. The Company early adopted this guidance effective September 30, 2016, on a prospective basis. As a full reserve valuation allowance was recorded for deferred tax balances, adoption of the guidance did not result in any changes or reclassifications in the Consolidated Balance Sheets as of September 30, 2016. No prior periods were retrospectively adjusted.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted, but the Company currently does not expect to implement the new standard before the required effective date. Additional ASUs have been issued to clarify certain aspects of ASU 2014-09. ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) amends ASU 2014-09 to clarify that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifies the guidance related to identifying performance obligations and the licensing guidance in ASU 2014-09. ASU No. 2016-20, Technical Corrections and Improvements in Topic 606 Revenue from Contracts with Customers, provides additional clarification to a number of topics addressed in ASU No. 2014-09. These ASUs are effective in conjunction with the adoption of ASU 2014-09. The Company expects to adopt the guidance in the first quarter of fiscal year 2019 on a modified retrospective basis. The Company is in the process of evaluating its contracts using the prescribed five-step process to determine the impact of this standard and does not currently expect the adoption to have a material impact on its consolidated balance sheets or statements of operations.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of investments in equity securities. It also amends certain presentation and disclosure requirements. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As indicated, when this standard is adopted, changes in the fair value of the Company’s investments securities classified as available-for-sale will no longer be reported through other comprehensive income, but rather through earnings, causing investment income (loss) to be more volatile. The Company is currently evaluating other potential impacts of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet by recording a lease asset and a lease liability. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company’s current leases are primarily for equipment and for office space for the Canadian subsidiary. The Company does not expect that adoption will have a material impact on its consolidated statements of operations because its leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a gross up in total assets and total liabilities on the Company’s consolidated balance sheets. Please see Note 9 for more information on the Company’s minimum lease payments as of June 30, 2017.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and disclosed. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption will be permitted in any interim or annual period, as long as all elements of the new standard are adopted at the same time. The Company intends to adopt this new standard in its September 30, 2017, Form 10-Q. The Company is currently evaluating the potential impact of this standard but does not currently expect the adoption to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce existing diversity in practice. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, and the Company is in the process of determining whether the standard will be early adopted. The Company is currently evaluating the potential impact of this standard but does not currently expect the adoption to have a material impact on the consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). Under ASU 2016-18, restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance will be applied retrospectively, and early adoption is permitted. The Company is in the process of determining whether the standard will be early adopted but does not currently expect the adoption to have a material impact on its consolidated financial statements.

NOTE 3. INVESTMENTS

As of June 30, 2017, the Company held investments with a fair value of $13.1 million and a cost basis of $13.6 million. The market value of these investments is approximately 51.4 percent of the Company’s total assets. In addition, the Company owned other investments of $2.1 million accounted for under the cost method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of June 30, 2017, and 2016:

	June 30, 2017
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$8,884	$50	$(7)	$8,927
Mutual funds - Domestic equity	535	-	(157)	378
Other	45	-	(45)	-
Offshore fund	1,184	-	(769)	415
Total trading securities	$10,648	$50	$(978)	$9,720

Available-for-sale securities[2]
Common stock - Domestic	$109	$4	$-	$113
Common stock - International	191	12	-	203
Corporate debt[4]	1,042	427	-	1,469
Mutual funds - Fixed income	1,148	1	(5)	1,144
Mutual funds - Domestic equity	394	12	-	406
Other	56	10	-	66
Total available-for-sale securities[3]	$2,940	$466	$(5)	$3,401

	June 30, 2016
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$9,284	$124	$-	$9,408
Mutual funds - Domestic equity	535	-	(197)	338
Other	45	-	(45)	-
Offshore fund	1,184	-	(826)	358
Total trading securities	$11,048	$124	$(1,068)	$10,104

Available-for-sale securities[2]
Common stock - Domestic	$109	$21	$-	$130
Common stock - International	613	16	(83)	546
Corporate debt	1,038	86	-	1,124
Mutual funds - Fixed income	1,226	18	(23)	1,221
Mutual funds - Domestic equity	394	2	-	396
Other	56	8	-	64
Total available-for-sale securities[3]	$3,436	$151	$(106)	$3,481
[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]
Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

[3]	Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of June 30, 2017, are $461 and $461, respectively, and as of June 30, 2016, are $45 and $45, respectively.
[4]	Corporate debt matures in 2024.

The following summarizes investment income (loss) reflected in earnings for the periods presented.

(dollars in thousands)	Year Ended June 30,
Investment Income	2017	2016	2015
Realized gains on sales of available-for-sale securities	$31	$532	$591
Realized losses on sales of trading securities	-	(25)	(1)
Realized gains (losses) on sales of securities classified as other investments	-	3	(30)
Unrealized gains (losses) on trading securities	15	(93)	(601)
Realized foreign currency gains (losses)	(37)	43	71
Other-than-temporary declines in available-for-sale securities	(411)	(259)	(247)
Other-than-temporary declines in securities held at cost	(72)	(258)	-
Dividend and interest income	820	542	651
Total Investment Income	$346	$485	$434

Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $411,000; $259,000; and $247,000 in fiscal years 2017, 2016, and 2015, respectively. The impairment losses resulted from fair values of certain equity securities being lower than book value and from proposed changes to debt securities. For the year ending June 30, 2017, there were four securities with a combined cost basis of $627,000 that were written down to a combined fair value of $216,000. For the year ending June 30, 2016, there were eight securities with a combined cost basis of $702,000 that were written down to a combined fair value of $466,000. Also during the year ending June 30, 2016, another security with a cost basis of $970,000 was written down to $947,000 based on the net present value of estimated future cash flows. The impairment losses in the 2015 fiscal year resulted from issuers defaulting on scheduled payments. One security with a cost basis of $44,000 was written down to its fair value of $5,000. Two other securities, for which the common issuer has resumed interest payments, were written down to the net present value of estimated future cash flows. These securities had a cost basis of $310,000 and $1.1 million, respectively, and were written down to $234,000 and $970,000, respectively. Also included in investment income were approximately $72,000 for fiscal 2017 and $258,000 for fiscal 2016 in other-than-temporary declines in value on securities held at cost. The impairment loss resulted from the estimated values of certain securities being lower than cost. In fiscal 2017, one security held at cost with a cost basis of $72,000 was written down to zero. In fiscal 2016, three securities held at cost with a combined cost basis of $1.1 million were written down to a combined adjusted cost basis of $867,000. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than the cost basis, financial condition and prospects of the issuers, and the Company’s ability to hold the investment until recovery.

Unrealized Losses

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company reviewed the gross unrealized losses shown as of June 30, 2017, and determined that the losses were not other-than-temporary based on consideration of the nature of the investment and the cause, severity and duration of the loss.

June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	-	-	95	(5)	95	(5)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$-	$-	$95	$(5)	$95	$(5)

June 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	246	(60)	23	(23)	269	(83)
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	1	-	201	(23)	202	(23)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$247	$(60)	$224	$(46)	$471	$(106)

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds are valued at net asset value or closing price, as applicable. Certain corporate debt securities not traded on an exchange are valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, the Company periodically reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer’s financial condition. Certain debt securities may be valued based on review of similarly structured issuances in similar jurisdictions, when possible, or based on other traded debt securities issued by the issuer. The Company also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. Securities for which market quotations are not readily available are valued at their fair value as determined by the portfolio management team. The portfolio management team includes representatives from the investment, accounting and legal/compliance departments. The portfolio management team meets periodically to consider a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the Board of Directors.

The following presents fair value measurements, as of each balance sheet date, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	June 30, 2017
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$8,927	$-	$-	$8,927
Mutual funds - Domestic equity	378	-	-	378
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				415
Total trading securities	9,305	-	-	9,720
Available-for-sale securities
Common stock - Domestic	113	-	-	113
Common stock - International	203	-	-	203
Corporate debt	1,469	-	-	1,469
Mutual funds - Fixed income	1,144	-	-	1,144
Mutual funds - Domestic equity	406	-	-	406
Other	66	-	-	66
Total available-for-sale securities	3,401	-	-	3,401
Total	$12,706	$-	$-	$13,121

	June 30, 2016
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$9,408	$-	$-	$9,408
Mutual funds - Domestic equity	338	-	-	338
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				358
Total trading securities	9,746	-	-	10,104
Available-for-sale securities
Common stock - Domestic	$130	$-	$-	$130
Common stock - International	546	-	-	546
Corporate debt	1,124	-	-	1,124
Mutual funds - Fixed income	1,221	-	-	1,221
Mutual funds - Domestic equity	396	-	-	396
Other	64	-	-	64
Total available-for-sale securities	3,481	-	-	3,481
Total	$13,227	$-	$-	$13,585
[1]
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

As of June 30, 2017, and June 30, 2016, 100 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs. The Company recognizes transfers between levels at the end of each quarter.

The Company has an investment in an affiliated offshore fund, classified as trading, which invests in companies in the energy and natural resources sectors. The fair value of this investment has been estimated based on the net asset value per share at $415,000 and $358,000 as of June 30, 2017, and June 30, 2016, respectively. This offshore fund has provided notice that the fund is liquidating. The liquidation is expected to be completed in September 2017. The investment has an unrealized loss of $769,000 as of June 30, 2017, that has already been recognized in earnings.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the years ended June 30, 2017, and 2016:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	June 30, 2017	June 30, 2016
(dollars in thousands)		Corporate Debt
Beginning Balance	$-	$539
Return of capital	-	(13)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	-	(23)
Included in other comprehensive income (loss)	-	710
Purchases	-	-
Sales	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	(1,213)
Ending Balance	$-	$-

The transfers out of Level 3 shown above in the prior period were corporate debt securities from two issuers. The debt security from one issuer was transferred to Level 1 when it started trading on a market. The securities previously had been valued based on other traded debt from the same issuer. The debt instrument from the other issuer was transferred out of available-for-sale Level 3 assets and classified as a note receivable at June 30, 2016.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The Company generates a majority of all of its operating revenues from managing and servicing USGIF. The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the years ended June 30, 2017, 2016, and 2015, the Company realized a decrease in its base advisory fee of $49,000; $132,000; and $1.0 million, respectively, due to these performance adjustments.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2018. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $1.0 million; $1.3 million; and $1.3 million for the years ended June 30, 2017, 2016, and 2015, respectively. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on the average daily net assets at an annual rate of 0.05 percent per investor class and 0.04 percent per institutional class of each fund. Prior to November 2014, the Company was compensated for administrative services at an annual rate of 0.10 percent per investor class and 0.08 percent per institutional class plus $10,000 per fund. Effective November 1, 2014, the annual per fund fee changed to $7,000. Effective December 10, 2015, the agreement was amended and the level of administrative services performed and corresponding fees were reduced, including elimination of the per fund fee.

As of June 30, 2017, the Company had $396,000 in receivables from fund clients, of which $287,000 was from USGIF.

The Company also serves as investment advisor to U.S. Global ETFs. The U.S. Global Jets ETF commenced operations in April 2015, and fiscal 2016 was its first full year of operations. U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded advisory fees from the ETFs totaling $357,000; $296,000; and $26,000 in fiscal 2017, 2016, and 2015, respectively.

The Company provides advisory services to offshore clients and received a monthly advisory fee based on the net asset values of the clients and performance fees based on the overall increase in net asset values, if any. The Company recorded advisory fees from these clients totaling $135,000; $91,000; and $130,000 for the years ended June 30, 2017, 2016, and 2015, respectively. The Company recorded no performance fees from these clients for fiscal years 2015 through 2017. The offshore clients have provided notice that they are liquidating. The liquidations are expected to be completed in September 2017.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $1.1 million; $1.2 million; and $2.0 million for the years ended June 30, 2017, 2016, and 2015, respectively.

NOTE 5. NOTES RECEIVABLE

The Company has invested in notes receivable consisting of two promissory notes. One note with a principal amount of $2 million was entered into with an unrelated third party in June 2016 with a one-year maturity. As allowed by the agreement, in June 2017, the initial maturity was extended one-year to June 2018, and the Company received a $50,000 extension fee and all interest to date. The fee, which is included in Notes Receivable on the balance sheet, is amortized to interest income using the interest method over the remaining term of the note. The note bears interest at 12 percent, with 10 percent payable monthly and 2 percent payable at maturity. In case of prepayment, there would be a penalty for the amount of lost interest. The balance of this note was approximately $2.0 million at June 30, 2017, and June 30, 2016.

The other note of $234,000 is with an unrelated third party, has an annual interest rate of 15 percent and matures in 2021. This note was amended in November 2016. Upon amendment, the maturity date was extended from 2017 to 2021, unpaid interest was added to the principal, and provisions for penalty interest were added for failure to make schedule interest or principal payments or failure to provide timely financial statements. Principal repayments on the amended note are scheduled to start in February 2019. The balance of this note was $234,000 at June 30, 2017, and $212,000 at June 30, 2016.

The Company considered the credit quality of the other parties and determined that no allowance for credit losses is necessary.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2017	2016
Building and land	$4,597	$4,597
Furniture, equipment, and other	1,729	2,103
	6,326	6,700
Accumulated depreciation	(4,114)	(4,234)
Net property and equipment	$2,212	$2,466

Depreciation expense totaled $253,000; $275,000; and $282,000 in fiscal years 2017, 2016, and 2015, respectively.

NOTE 7. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2017	2016
Professional fees	$229	$272
Vendors payable	257	253
Taxes payable	58	61
Other accrued expenses	$544	$586

NOTE 8. BORROWINGS

As of June 30, 2017, the Company has no long-term liabilities.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal year. The credit agreement will expire on May 31, 2018, and the Company intends to renew annually. The credit facility is collateralized by $1 million at June 30, 2017, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2017, the credit facility remains unutilized by the Company.

NOTE 9. LEASE COMMITMENTS

The Company has operating leases for office equipment that expire between fiscal years 2018 and 2020 and for office facilities in Canada that expire in 2023. Lease expense totaled $292,000; $397,000; and $514,000 in fiscal years 2017, 2016, and 2015, respectively. Minimum non-cancelable lease payments required under operating leases for future periods are as follows:

(dollars in thousands)
Fiscal Year	Amount
2018	$195
2019	171
2020	101
2021	98
2022	98
2023	100
Total	$763

NOTE 10. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company has recorded expenses for contributions to the 401(k) plan of $86,000; $113,000; and $131,000 for fiscal years 2017, 2016, and 2015, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. No profit sharing contributions were made in fiscal years 2017, 2016, or 2015.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. Through December 31, 2015, certain employees could have contributed to the Near-Term Tax Free Fund, and the Company matched these contributions on a limited basis. The Company match, reflected in base salary expense, aggregated in all programs to $22,000; $39,000; and $51,000 in fiscal years 2017, 2016, and 2015, respectively.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. Through December 31, 2015, the Company matched their contributions up to 3 percent of gross salary. During fiscal years 2017, 2016, and 2015, employees purchased 3,433; 39,084; and 37,383, respectively, shares of treasury stock from the Company.

NOTE 11. SHAREHOLDERS’ EQUITY

Dividends

The Company paid $0.005 per share per month in fiscal year 2015 and through September 2015 and $0.0025 per share per month from October 2015 through June 2017. Dividends of $394,000; $496,000; and $800,000 were paid to holders of class A common stock in fiscal years 2017, 2016, and 2015, respectively. Dividends of $62,000; $78,000; and $124,000 were paid to holders of class C common stock in fiscal years 2017, 2016, and 2015, respectively.

The monthly dividend of $0.0025 is authorized through September 2017 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. On December 12, 2013, December 10, 2014, December 9, 2015, and December 6, 2016, the Board of Directors renewed the repurchase program for calendar years 2014, 2015, 2016, and 2017, respectively. The total amount of shares that may be repurchased in 2017 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2017, approximately $2.72 million remains available for repurchase under this authorization.

During fiscal years 2017, 2016, and 2015, the Company repurchased 69,636; 177,998; and 95,251, respectively, of its class A shares on the open market using cash of $114,000; $313,000; and $292,000, respectively. To date, the Company has repurchased a total of 491,288 class A shares under the repurchase program using cash of $1,181,000.

Other Activity

The Company granted 2,400 shares of class A common stock at a weighted average fair value of $2.66 to an employee during fiscal year 2016. The Company did not grant any shares of class A common stock to employees during fiscal year 2017 or 2015. Grants vest immediately after issuance.

The Company granted 3,600; 3,600; and 3,600 shares of class A common stock at a weighted average fair value of $1.66; $1.63, and $3.24 to its non-employee directors in fiscal years 2017, 2016, and 2015, respectively. Grants vest immediately after issuance.

Issuances of treasury stock for grants or bonuses are accounted for using the weighted-average cost basis of the shares issued. During fiscal years 2017 and 2016, shares were issued, as described above, with a weighted-average cost basis greater than current fair value, which resulted in a combined negative adjustment to additional paid-in capital of approximately $5,000 and $43,000 for fiscal years 2017 and 2016, respectively.

Shareholders of class C shares are allowed to convert to class A. During fiscal years 2017, 2016, and 2015, 180, 0, and 60 shares, respectively, were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Stock-based compensation

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. No options were granted in fiscal years 2017, 2016, or 2015. As of June 30, 2017, there were no options outstanding under the 1989 Plan.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. No options were granted in fiscal years 2017, 2016, or 2015. As of June 30, 2017, there were 2,000 options outstanding under the 1997 Plan.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the various employee stock option plans for the past three fiscal years are summarized below:

(dollars in thousands, except price data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2014	22,000	$18.72
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2015	22,000	$18.72
Granted	-	n/a
Exercised	-	n/a
Forfeited	(20,000)	$19.36
Outstanding June 30, 2016	2,000	$12.31
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2017	2,000	$12.31	2.27	$-

As of June 30, 2017, 2016, and 2015, exercisable employee stock options totaled 2,000; 2,000; and 22,000 shares and had weighted average exercise prices of $12.31, $12.31, and $18.72 per share, respectively.

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2017, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($)
1997 Plan Class A	10/07/09	2,000	2.27	$12.31	2,000	$12.31
		2,000	2.27	$12.31	2,000	$12.31

NOTE 12. INCOME TAXES

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

For U.S. federal income tax purposes at June 30, 2017, the Company has charitable contribution carryovers totaling approximately $147,000 with $68,000; $34,000; $19,000; $5,000; and $21,000 expiring in fiscal years 2018, 2019, 2020, 2021, and 2022, respectively. The Company has U.S. federal net operating loss carryovers of $4.7 million with $2.0 million expiring in fiscal year 2035 and $2.7 million expiring in fiscal year 2036. For Canadian income tax purposes, Galileo has cumulative eligible capital carryovers of $254,000 with no expiration and net operating loss carryovers of $66,000; $120,000; $45,000; $123,000 and $7,000 expiring in fiscal 2025, 2027, 2030, 2036, and 2037, respectively. If certain changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2017, and 2016, a valuation allowance of $3.3 million and $3.1 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and book/tax differences in the balance sheet.

The Company’s components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2017	2016	2015
United States	$(188)	$(3,496)	$(3,400)
Canada	(339)	(213)	246
Total	$(527)	$(3,709)	$(3,154)

The reconciliation of income tax computed for continuing operations at the U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
(dollars in thousands)	2017	% of Pretax	2016	% of Pretax	2015	% of Pretax
Tax expense (benefit) at statutory rate - continuing operations	$(179)	34.0%	$(1,255)	34.0%	$(1,045)	34.0%
Valuation allowance	144	(27.3)%	1,067	(28.9)%	1,857	(60.4)%
Income from controlled foreign corporation	33	(6.3)%	51	(1.4)%	-	0.0%
Other	19	(3.6)%	131	(3.6)%	10	(0.3)%
Total tax expense (benefit) - continuing operations	$17	(3.2)%	$(6)	0.1%	$822	(26.7)%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2017	2016	2015
Continuing Operations
Current tax expense (benefit) - U.S. Federal	$6	$-	$(21)
Current tax expense (benefit) - Non-U.S.	11	(6)	36
Deferred tax expense - U.S. Federal	-	-	807
Total tax expense (benefit) - continuing operations	17	(6)	822

Discontinued Operations
Current tax benefit - U.S. Federal	-	-	-
Total tax expense (benefit)	$17	$(6)	$822

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred assets and liabilities using the effective U.S. statutory tax rate are as follows:

	Year ended June 30,
(dollars in thousands)	2017	2016
Book/tax differences in the balance sheet
Trading securities	$316	$321
Prepaid expenses	(92)	(73)
Accumulated depreciation	166	142
Available-for-sale securities	228	436
Other investments	355	83
Accrued expenses	126	99
Product start-up costs	117	63
Stock-based compensation expense	6	6
Tax Carryovers
Net operating loss carryover	1,690	1,953
Cumulative eligible capital carryover	67	67
Charitable contributions carryover	50	43
Capital loss carryover	255	-
Valuation Allowance	(3,284)	(3,140)
Net deferred tax asset	$-	$-

In November 2015, the FASB issued accounting guidance that simplifies the presentation of deferred income taxes. The guidance requires that deferred tax balances be classified as non-current in a statement of financial position. The Company adopted this guidance effective September 30, 2016, on a prospective basis. As a full reserve valuation allowance is recorded for deferred tax balances, adoption of the guidance did not result in any changes or reclassifications in the Consolidated Balance Sheets as of September 30, 2016. No prior periods were retrospectively adjusted.

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2015
Net Loss
Loss from continuing operations	$(544)	$(3,685)	$(3,895)
Less: Income (loss) attributable to non-controlling interest in subsidiary	(31)	(28)	54
Loss from continuing operations attributable to U.S. Global Investors, Inc.	(513)	(3,657)	(3,949)
Loss from discontinued operations attributable to U.S. Global Investors, Inc.	-	(18)	(81)
Net loss attributable to U.S. Global Investors, Inc.	$(513)	$(3,675)	$(4,030)

Weighted average number of outstanding shares
Basic	15,212,008	15,294,893	15,399,831
Effect of dilutive securities
Employee stock options	-	-	-
Diluted	15,212,008	15,294,893	15,399,831

Net loss per share attributable to U.S. Global Investors, Inc.
Basic
Loss from continuing operations	$(0.03)	$(0.24)	$(0.25)
Loss from discontinued operations	-	-	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.03)	$(0.24)	$(0.26)
Diluted
Loss from continuing operations	$(0.03)	$(0.24)	$(0.25)
Loss from discontinued operations	-	-	(0.01)
Net loss attributable to U.S. Global Investors, Inc.	$(0.03)	$(0.24)	$(0.26)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2017, 2016, and 2015, employee stock options for 2,000; 2,000; and 22,000 shares were excluded from diluted EPS.

During fiscal years 2017, 2016, and 2015, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency translation adjustment	Total
Balance at June 30, 2014	$888	$18	$906
Other comprehensive loss before reclassifications	(1,341)	(162)	(1,503)
Tax effect	341	-	341
Amount reclassified from AOCI	(344)	-	(344)
Tax effect	117	-	117
Net other comprehensive loss for 2015	(1,227)	(162)	(1,389)
Balance at June 30, 2015	(339)	(144)	(483)
Other comprehensive income (loss) before reclassifications	657	(50)	607
Tax effect	-	-	-
Amount reclassified from AOCI	(273)	-	(273)
Tax effect	-	-	-
Net other comprehensive income (loss) for 2016	384	(50)	334
Balance at June 30, 2016	45	(194)	(149)
Other comprehensive income (loss) before reclassifications	36	(3)	33
Tax effect	-	-	-
Amount reclassified from AOCI	380	-	380
Tax effect	-	-	-
Net other comprehensive income (loss) for 2017	416	(3)	413
Balance at June 30, 2017	$461	$(197)	$264

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 15. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company manages the following business segments:
1.
Investment management services, by which the Company offers, through USGIF, offshore clients, and ETF clients, a range of investment management products and services to meet the needs of individual and institutional investors;

2.
Investment management services - Canada, through which the Company owns a 65 percent controlling interest in Galileo, a privately held Toronto-based asset management firm which offers investment management products and services in Canada; and

3.
Corporate investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments.

The following schedule details total revenues and income by business segment; certain amounts have been reclassified for comparative purposes:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Year ended June 30, 2017
Net operating revenues	$5,663	$1,100	$-	$6,763
Net other income	$-	$3	$343	$346
Income (loss) from continuing operations before income taxes	$(763)	$(89)	$325	$(527)
Depreciation and amortization	$238	$15	$-	$253
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at June 30, 2017	$5,893	$1,531	$18,096	$25,520
Deferred tax asset				$-
Consolidated total assets at June 30, 2017				$25,520
Year ended June 30, 2016
Net operating revenues	$4,341	$1,164	$-	$5,505
Net other income	$-	$35	$450	$485
Income (loss) from continuing operations before income taxes	$(4,018)	$(122)	$449	$(3,691)
Loss from discontinued operations	$(18)	$-	$-	$(18)
Depreciation and amortization	$255	$61	$-	$316
Capital expenditures	$13	$-	$-	$13
Year ended June 30, 2015
Net operating revenues	$5,326	$2,007	$-	$7,333
Net other income	$-	$102	$332	$434
Income (loss) from continuing operations before income taxes	$(3,473)	$111	$289	$(3,073)
Loss from discontinued operations	$(81)	$-	$-	$(81)
Depreciation and amortization	$253	$74	$-	$327
Capital expenditures	$40	$-	$-	$40

Net operating revenues from investment management services include revenues from USGIF of $5.2 million; $4.0 million; and $5.2 million in fiscal years 2017, 2016, and 2015, respectively. The loss from discontinued operations in investment management services includes revenues from USGIF of $608,000 and $2.0 million in fiscal years 2016 and 2015, respectively.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $866,000; $900,000; and $1.6 million in fiscal years 2017, 2016, and 2015, respectively, and other significant advisory clients of $220,000; $254,000; and $354,000 in fiscal years 2017, 2016, and 2015, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

On June 30, 2017, and 2016, the Company had $11.1 million and $11.5 million, respectively, at fair value invested in USGIF and offshore funds the Company advises. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities” in fiscal year 2017 and 2016. The Company recorded $110,000; $180,000; and $244,000 in income from dividends and capital gain distributions and $15,000; $(273,000); and $(596,000) in net recognized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2017, 2016, and 2015, respectively.

The Company earned advisory and administrative services fees, as applicable, from the various funds for which it and its subsidiaries act as investment adviser, as disclosed in Note 4. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2017, and 2016, the Company had $396,000 and $595,000, respectively, of receivables from mutual funds included in the Consolidated Balance Sheets within “receivables.”

Frank Holmes, a director and Chief Executive Officer of the Company, was a trustee of USGIF until December 2015. Mr. Holmes is a director of each offshore fund and is also a director of Meridian Fund Managers Ltd., the manager of the offshore funds. The offshore clients have provided notice that they are liquidating. The liquidations are expected to be completed in September 2017. The Company has a corporate investment, classified as trading, in one of the offshore funds valued at $415,000 and $358,000 at June 30, 2017, and 2016, respectively.

Mr. Holmes is also a director of a private company in which the Company holds common stock and warrants classified as other investments and valued at $1.5 million and $723,000 at June 30, 2017, and 2016, respectively, and in which he holds nontransferable stock options. The Company received $105,000; $117,000; and $68,000 in dividend and interest income from its investments in this company in fiscal years 2017, 2016, and 2015, respectively. The Company recorded $211,000 in recognized losses on its investments in this company in fiscal year 2016.

NOTE 17. DISCONTINUED OPERATIONS

In December 2015, USGIF elected a new slate of trustees to the Board of Trustees of the Funds. The Company proposed the election of new trustees and the transition of certain functions to third-party service providers with the intention of streamlining the Company’s responsibilities so it can better focus on strategic activities. The new Board of Trustees of USGIF adopted several new service agreements. As anticipated, effective December 10, 2015, the Company, through its wholly-owned subsidiary, U.S. Global Brokerage, Inc., ceased to be the distributor for USGIF and no longer receives distribution fees and shareholder services fees from USGIF. The Company’s portion of one-time transition expenses, recorded in the quarter ended December 31, 2015, was approximately $290,000. Due to this transition, the Company is no longer responsible for paying certain distribution and shareholder servicing related expenses and is reimbursed for certain distribution expenses from the new distributor for USGIF. As a result of this change, the Company filed Form BDW, the Uniform Request Withdrawal From Broker-Dealer Registration, with FINRA, which was approved in February 2016. This constituted a strategic shift that has started to have, and will continue to have, a major effect on the Company’s operating revenues and expenses.

The distribution and shareholder services revenues and the expenses associated with certain distribution operations for USGIF are reflected as discontinued operations in the statement of operations and are, therefore, excluded from continuing operations results. These revenues and expenses were previously included in the investment management services segment.

The discontinued operations did not have depreciation, amortization, capital expenditures or significant non-cash operating and investing items.

There were no assets and liabilities related to distribution discontinued operations at June 30, 2017, or June 30, 2016:

The components of loss from discontinued operations of the distributor were as follows:

	Year Ended June 30,
(dollars in thousands)	2017	2016	2015
Revenues
Distribution fees	$-	$425	$1,408
Shareholder services fees	-	183	630
	-	608	2,038
Expenses
Employee compensation and benefits	-	188	491
General and administrative	-	77	152
Platform fees	-	347	1,201
Advertising	-	14	275
	-	626	2,119
Loss from discontinued operations of distributor before income taxes	-	(18)	(81)
Tax benefit	-	-	-
Loss from discontinued operations of distributor	$-	$(18)	$(81)

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

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2017 through September 2017, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2017 to September 2017 will be approximately $114,000.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Note that quarterly per share amounts may not add to the annual total due to rounding.

	Quarters
Fiscal 2017	1st	2nd	3rd	4th	Total
(dollars in thousands except per share data)
Operating revenues	$1,981	$1,642	$1,669	$1,471	$6,763
Income (loss) from continuing operations before income taxes	284	15	(30)	(796)	(527)
Tax expense (benefit)	20	(10)	3	4	17
Income (loss) from continuing operations	264	25	(33)	(800)	(544)
Net income (loss)	264	25	(33)	(800)	(544)
Net income (loss) attributable to non-controlling interest	1	17	-	(49)	(31)
Net income (loss) attributable to U.S. Global Investors, Inc.	263	8	(33)	(751)	(513)
Comprehensive income (loss)	941	(370)	(215)	(459)	(103)
Comprehensive income (loss) attributable to U.S. Global Investors, Inc.	946	(356)	(219)	(471)	(100)
Earnings (loss) per share attributable to U.S. Global Investors, Inc.:
Basic	$0.02	$-	$-	$(0.05)	$(0.03)
Diluted	$0.02	$-	$-	$(0.05)	$(0.03)
Average Assets Under Management (in millions)	$945.6	$850.7	$841.4	$732.8

	Quarters
Fiscal 2016	1st	2nd	3rd	4th	Total
(dollars in thousands except per share data)
Operating revenues	$1,250	$1,289	$1,330	$1,636	$5,505
Loss from continuing operations before income taxes	(861)	(2,187)	(392)	(251)	(3,691)
Tax expense (benefit)	11	-	(16)	(1)	(6)
Loss from continuing operations	(872)	(2,187)	(376)	(250)	(3,685)
Income (loss) from discontinued operations	7	(25)	-	-	(18)
Net loss	(865)	(2,212)	(376)	(250)	(3,703)
Net income (loss) attributable to non-controlling interest	3	-	(26)	(5)	(28)
Net loss attributable to U.S. Global Investors, Inc.	(868)	(2,212)	(350)	(245)	(3,675)
Comprehensive income (loss)	(1,577)	(1,592)	148	(348)	(3,369)
Comprehensive income (loss) attributable to U.S. Global Investors, Inc.	(1,533)	(1,575)	115	(348)	(3,341)
Earnings (loss) per share attributable to U.S. Global Investors, Inc.:
Basic
Loss from continuing operations	$(0.06)	$(0.14)	$(0.02)	$(0.02)	$(0.24)
Loss from discontinued operations	-	-	-	-	-
Net loss attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.14)	$(0.02)	$(0.02)	$(0.24)
Diluted
Loss from continuing operations	$(0.06)	$(0.14)	$(0.02)	$(0.02)	$(0.24)
Loss from discontinued operations	-	-	-	-	-
Net loss attributable to U.S. Global Investors, Inc.	$(0.06)	$(0.14)	$(0.02)	$(0.02)	$(0.24)
Average Assets Under Management (in millions)	$724.0	$707.6	$708.7	$835.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management believes that, as of June 30, 2017, the Company’s management has maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B. Other Information

In light of Frank Holmes’ ownership of 99.79 percent of the class C voting shares, the Company is eligible to rely on the exemption from certain of the NASDAQ corporate governance listing requirements relating to the independence of the Board of Directors and certain committees that is afforded to controlled companies. Under NASDAQ rules, a controlled company is a company of which more than 50 percent of the voting power for the election of directors is held by an individual, a group or another company.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	62
Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes served as Trustee of U.S. Global Investors Funds from August 1989 to December 2015. Mr. Holmes has also served as Director of Meridian Fund Managers Ltd. since November 2003, Director of Meridian Global Gold & Resources Fund Ltd. since December 2003, Director of Meridian Global Energy & Resources Fund Ltd. since April 2006, and Director of Meridian Global Dividend Income Fund from April 2011 to March 2014.

Jerold H. Rubinstein	79
Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to present. Director of Salton Sea Industries from June 2016 to present. Director and Chairman of the Audit Committee of Greenwood Hall, Inc. from November 2016 to June 2017. Director, Chairman of the Board and CEO of Stratus Media Group, Inc. from April 2011 to July 2014. Director, Chief Executive Officer, and Chairman of the Board for ProElite, Inc. from June 2012 to July 2014. Director, Chairman of the Board and Chairman of the Audit Committee of RestorGenex Corporation during the period April 2011 to July 2014. Director and Chairman of the Audit Committee of SpendSmart Payments Co. from October 2013 to April 2016.

Roy D. Terracina	71
Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Chairman of the Board of Our Lady of the Lake University since September 2006.

Thomas F. Lydon, Jr.	57	Director of the Company since June 1997. Chairman of the Board and President of Global Trends Investments since April 1996. Trustee of Guggenheim Investments since February 2012.
Susan B. McGee	58
President of the Company since February 1998, General Counsel since March 1997, and Chief Compliance Officer since January 2016. Since September 1992, Ms. McGee has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors.

Lisa C. Callicotte	44
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

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2017 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. One of the four directors attended the 2016 annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member

Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s internal audit function and independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board of Directors. The Audit Committee met five times during the past fiscal year. Each incumbent committee member attended at least 75 percent of the committee meetings during the last fiscal year.

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2017, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2017 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2017.

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

Compensation Committee Interlocks and Insider Participation. During fiscal year 2017, the Compensation Committee consisted of Roy D. Terracina, Thomas F. Lydon, Jr., and Jerold H. Rubinstein. All members of the Compensation Committee were independent directors, and no member was an employee or former employee. During fiscal year 2017, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on the Company’s Compensation Committee.

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

Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2017, its officers and directors, and all of the persons known to it to own more than 10 percent of its common stock, filed all required reports on a timely basis with the exception of one report for which a Form 4 relating to one transaction was not filed on behalf of Frank Holmes; however, a Form 5 was filed.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO, and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2017. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal year 2017.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2017 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2017, no stock options were granted. As of June 30, 2017, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2017, no stock options were granted. As of June 30, 2017, 581,300 options had been granted; 257,000 shares had been exercised; 322,300 options had expired; 2,000 options remained outstanding; and 141,000 options are available for grant.

2010 Stock Incentive Plan

In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2017, no stock bonuses were awarded to NEOs.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $18,000 in calendar year 2017. An additional “catch-up” pretax contribution of up to $6,000 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. No profit sharing contributions were made in fiscal years 2017, 2016, or 2015.

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

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. Through December 31, 2015, we automatically matched 100 percent of their contribution up to 3 percent of gross salary. During fiscal years 2017, 2016, and 2015, employees purchased 3,433; 39,084; and 37,383 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2017 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2017, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal		Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Position	Year	($)	($)	($) [1]	($)		($)
(dollars in thousands)

Frank E. Holmes	2015	422	6	70	118		616
Chief Executive Officer	2016	422	7	111	111		651
Chief Investment Officer	2017	422	4	94	101	[2]	621

Lisa C. Callicotte	2015	135	30	-	19		184
Chief Financial Officer	2016	135	28	-	15		178
	2017	135	32	-	12	[3]	179

Susan B. McGee	2015	258	36	12	128		434
President	2016	258	43	8	171		480
General Counsel	2017	258	34	8	38	[4]	338
Chief Compliance Officer

1.	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
2.	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $59 in insurance, (ii) $11 in matched contributions, (iii) $9 in memberships, and (iv) $22 in miscellaneous items.
3.	Represents amounts paid by us on behalf of Ms. Callicotte as follows: (i) $9 in matched contributions, and (ii) $3 in miscellaneous items.
4.	Represents amounts paid by us on behalf of Ms. McGee as follows: (i) $11 in insurance, (ii) $13 in matched contributions, (iii) $3 in memberships, and (iv) $11 in miscellaneous items.

No stock awards were granted to the named executive officer in fiscal year 2017.

During fiscal year 2017, there were no exercises of stock options or vesting of restricted stock. As of June 30, 2017, Ms. Callicotte held 2,000 fully vested stock options exercisable at a price of $12.31. These options expire on October 7, 2019. No other options were outstanding for any of the named executive officers.

The Outstanding Equity Awards at Fiscal Year-End, Pension Benefits and Nonqualified Deferred Compensation Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. The Company grants each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2017, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
(dollars in thousands)
Jerold H. Rubinstein	$92	$2	$94
Roy D. Terracina	$34	$2	$36
Thomas F. Lydon, Jr.	$24	$2	$26
1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.
2.	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2017.

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
Jerold H. Rubinstein
Roy D. Terracina

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 30, 2017, there were 2,068,947 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.79%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 30, 2017, there were 13,113,766 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Financial & Investment Management Group, Ltd. – Traverse City, MI [1]	2,374,819	18.11%
Royce & Associates, LP – New York, NY [2]	1,526,005	11.64%

1.	Information is from Schedule 13G as of July 31, 2017, filed with the SEC on August 8, 2017.
2.	Information is from Schedule 13F-HR as of June 30, 2017, filed with the SEC on August 7, 2017.

Security Ownership of Management

The following table sets forth, as of August 30, 2017, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C Common Stock		Class A Common Stock
Beneficial Owner	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.79%	485,117	3.70%
Lisa C. Callicotte, CFO	-	-	16,451	0.13%
Susan B. McGee, President, General Counsel, Chief Compliance Officer	-	-	103,848	0.79%
Jerold H. Rubinstein, Director	-	-	3,200	0.02%
Roy D. Terracina, Director	-	-	58,000	0.44%
Thomas F. Lydon, Jr., Director	-	-	11,700	0.09%
All directors and executive officers as a group (six persons)	2,064,560	99.79%	678,316	5.17%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	-----	-----	717,000
1997 Non-Qualified Stock Option Plan [2]	2,000	$12.31	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	122,013
2010 Stock Incentive Plan [4]	N/A	N/A	71,800
Total	2,000		1,051,813
1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

U.S. Global is invested in several of the mutual funds it manages. See Note 16 Related Party Transactions to the Consolidated Financial Statements of this Annual Report on Form 10-K, which incorporates the information of the relationships and related transaction for this Item 13. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2017, and 2016, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2017	2016
Audit fees [1]	$220	$230
Audit-related fees [2]	-	-
Tax fees [3]	25	19
Total fees	$245	$249
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

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2017, and 2016 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

See Item 8 of Part II of this report.

2. Financial Statement Schedules

None.

3. Exhibits

3.1
Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarterly report ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817)

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076)
10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422)
10.2
Distribution Agreement dated December 10, 2015, by and between U.S. Global Investors Funds and Foreside Fund Services, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2015, filed February 12, 2016 (EDGAR Accession No. 0001185185-16-003686)

10.3
Novation to the Distribution Agreement dated December 10, 2015, by and between U.S. Global Investors Funds and Foreside Fund Services, LLC, incorporated by reference to U.S. Global Investors Funds, Post-Effective Amendment No. 127, filed April 28, 2017 (EDGAR Accession No. 0001398344-17-005412)

10.4
Distribution Services Agreement dated December 10, 2015, by and between U.S. Global Investors, Inc. and Foreside Fund Services, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2015, filed February 12, 2016 (EDGAR Accession No. 0001185185-16-003686)

10.5
Amended and Restated Administrative Services Agreement dated December 9, 2015, by and between U.S. Global Investors Funds and U.S. Global Investors, Inc., incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2015, filed February 12, 2016 (EDGAR Accession No. 0001185185-16-003686)

10.6
Distribution Plan Pursuant to Rule 12b-1 adopted December 9, 2015 by the Board of Trustees of U.S. Global Investors Funds, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2015, filed February 12, 2016 (EDGAR Accession No. 0001185185-16-003686)

10.7
United Services Advisors, Inc. 1989 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement No. 33-3012, Post-Effective Amendment No. 2, filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000004)

10.8
U.S. Global Investors, Inc. 1997 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4 of the Company’s Registration Statement No. 333-25699 filed on Form S-8 with the Commission on April 23, 1997 (EDGAR Accession No. 0000754811-97-000003)

10.9	2010 Stock Incentive Plan, incorporated by reference to the Company’s Form 10-K for the period ended June 30, 2011, filed on September 6, 2011 (EDGAR Accession No. 0000950123-11-082564)
14.01
Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 17, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2016, filed on May 12, 2016 (EDGAR Accession No. 0001185185-16-004512)

14.02
Code of Ethics, adopted June 28, 1989, and amended February 23, 2016, incorporated by reference to U.S. Global Investors Funds Post-Effective Amendment 125 filed April 29, 2016 (EDGAR Accession No. 0001398344-16-012463)

21	List of Subsidiaries of the Company, included herein.
23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
24	Power of Attorney, incorporated by reference to Annual Report on Form 10-K for fiscal year ended June 30, 2001 (EDGAR Accession No. 0000754811-01-500016)
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
101.INS	INS XBRL Instance Document.
101.SCH	SCH XBRL Taxonomy Extension Schema Document.
101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

	By:	/s/ Frank E. Holmes
Frank E. Holmes
Date: September 12, 2017		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 12, 2017

* /s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 12, 2017

* /s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 12, 2017

* /s/ Roy D. Terracina
Roy D. Terracina	Director	September 12, 2017

/s/ Lisa C. Callicotte		September 12, 2017
Lisa C. Callicotte	Chief Financial Officer
*BY: /s/ Susan B. McGee
Susan B. McGee Attorney-in-Fact under Power of Attorney dated September 26, 2001		September 12, 2017