Form 10-Q
period 2017-09-30
U S GLOBAL INVESTORS INC
filed 2017-11-09
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

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

On October 27, 2017, there were 13,866,601 shares of Registrant’s class A nonvoting common stock issued and 13,097,979 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common shares outstanding, and 2,068,947 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2017	June 30, 2017
(dollars in thousands)	(UNAUDITED)
Current Assets
Cash and cash equivalents	$2,973	$3,958
Restricted cash	1,000	1,000
Investment securities - trading, at fair value	7,511	9,720
Accounts and other receivables	575	520
Note receivable	1,964	1,952
Prepaid expenses	230	315
Total Current Assets	14,253	17,465

Net Property and Equipment	2,154	2,212

Other Assets
Investment securities - available-for-sale, at fair value	14,944	3,401
Other investments	2,119	2,130
Equity method investments	2,013	-
Note receivable, long term	234	234
Other assets, long term	68	78
Total Other Assets	19,378	5,843
Total Assets	$35,785	$25,520
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$104	$118
Accrued compensation and related costs	336	390
Dividends payable	114	114
Other accrued expenses	579	544
Total Current Liabilities	1,133	1,166

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,601 shares at September 30, 2017, and June 30, 2017	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,947 at September 30, 2017, and June 30, 2017	52	52
Additional paid-in-capital	15,645	15,646
Treasury stock, class A shares at cost; 758,622 and 751,303 shares at September 30, 2017, and June 30, 2017, respectively	(1,770)	(1,760)
Accumulated other comprehensive gain (loss), net of tax	9,433	264
Retained earnings	10,477	9,321
Total U.S. Global Investors Inc. Shareholders’ Equity	34,184	23,870
Non-Controlling Interest in Subsidiary	469	484
Total Shareholders’ Equity	34,653	24,354
Total Liabilities and Shareholders’ Equity	$35,786	$25,520

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016
Operating Revenues
Advisory fees	$1,433	$1,891
Administrative services fees	57	90
	1,490	1,981
Operating Expenses
Employee compensation and benefits	901	987
General and administrative	948	870
Advertising	59	29
Depreciation and amortization	61	64
	1,969	1,950
Operating Income (Loss)	(479)	31
Other Income
Investment income	209	253
Income from equity method investment	1,513	-
Other income	3	-
	1,725	253
Income Before Income Taxes	1,246	284
Provision for Income Taxes
Tax expense	10	20
Net Income	1,236	264
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(34)	1
Net Income Attributable to U.S. Global Investors, Inc.	$1,270	$263

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

Basic weighted average number of common shares outstanding	15,182,651	15,240,957
Diluted weighted average number of common shares outstanding	15,182,651	15,240,957

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2017	2016
Net Income Attributable to U.S. Global Investors, Inc.	$1,270	$263
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale securities arising during period	9,140	709
Less: reclassification adjustment for gains/losses included in net income	(7)	(16)
Net change from available-for-sale investments, net of tax	9,133	693
Foreign currency translation adjustment	54	(15)
Other Comprehensive Income	9,187	678
Comprehensive Income	10,457	941
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	18	(5)
Comprehensive Income Attributable to U.S. Global Investors, Inc.	$10,439	$946

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$1,236	$264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61	64
Net recognized loss on securities	633	16
Net income from equity method investment	(1,513)	-
Stock bonuses	1	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(63)	(18)
Prepaid and other assets	97	54
Trading securities	1,555	(100)
Accounts payable and accrued expenses	(41)	(91)
Total adjustments	730	(73)
Net cash provided by operating activities	1,966	191
Cash Flows from Investing Activities:
Purchase of equity method investment	(501)	-
Purchase of available-for-sale securities	(2,420)	-
Purchase of other investments	-	(776)
Proceeds on sale of available-for-sale securities	32	-
Return of capital on investment	11	17
Net cash used in investing activities	(2,878)	(759)
Cash Flows from Financing Activities:
Issuance of common stock	2	1
Repurchases of common stock	(14)	(30)
Dividends paid	(114)	(113)
Net cash used in financing activities	(126)	(142)
Effect of exchange rate changes on cash and cash equivalents	53	20
Net decrease in cash and cash equivalents	(985)	(690)
Beginning cash and cash equivalents	3,958	3,993
Ending cash and cash equivalents	$2,973	$3,303
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$12

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2017, except for the adoption of new accounting pronouncements discussed below.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65 percent interest in Galileo Global Equity Advisor Inc. (“Galileo”). U.S. Global Brokerage, Inc. ceased operations in December 2015.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”) and one of the offshore funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $9.1 million at September 30, 2017, and $11.3 million at June 30, 2017.

The Company holds a variable interest in a fund advised by Galileo, but this fund does not qualify as a VIE. Since the fund is not a VIE, the Company evaluated if it should consolidate the fund under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the fund and, therefore, does not consolidate the fund. However, the Company owns approximately 30 percent of the fund, and is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. See further information about this investment in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2017, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and disclosed. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this guidance on July 1, 2017, without a material impact to the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted, but the Company currently does not expect to implement the new standard before the required effective date. Additional ASUs have been issued to clarify certain aspects of ASU 2014-09. ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) amends ASU 2014-09 to clarify that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifies the guidance related to identifying performance obligations and the licensing guidance in ASU 2014-09. ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements in Topic 606 Revenue from Contracts with Customers, provide additional clarification to a number of topics addressed in ASU No. 2014-09. These ASUs are effective in conjunction with the adoption of ASU 2014-09. The Company expects to adopt the guidance in the first quarter of fiscal year 2019 on a modified retrospective basis. The Company is in the process of evaluating its contracts using the prescribed five-step process to determine the impact of this standard and does not currently expect the adoption to have a material impact on its consolidated financial statements. While the Company continues to evaluate the impact of the revenue recognition guidance and cannot currently quantify the impact of the guidance, the Company has begun a preliminary assessment of the impact. The assessment includes a detailed review of the investment management agreements, establishing which agreements are expected to be in place, and understanding when revenue would be recognized under those agreements. The Company anticipates completing its evaluation in the year ending June 30, 2018.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of investments in equity securities. It also amends certain presentation and disclosure requirements. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As indicated, when this standard is adopted, changes in the fair value of the Company’s investments securities classified as available-for-sale will no longer be reported through other comprehensive income, but rather through earnings, causing investment income (loss) to be more volatile. As a significant amount of the Company’s assets are in available-for-sale investments, the effect of adoption is expected to be material to the Company’s consolidated financial statements. The Company is currently evaluating other potential impacts of this standard on its consolidated financial statements.

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

NOTE 2. INVESTMENTS

As of September 30, 2017, the Company held investments with a fair value of approximately $22.5 million and a cost basis of approximately $13.1 million. The fair value of these investments is approximately 62.7 percent of the Company’s total assets. In addition, the Company held other investments of $2.1 million accounted for under the cost method of accounting and an investment of $2.0 million accounted for under the equity method of accounting.

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

Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable.

The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

The following details the components of the Company’s investments recorded at fair value as of September 30, 2017, and June 30, 2017.

	September 30, 2017
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$7,035	$32	$-	$7,067
Mutual funds - Domestic equity	535	-	(146)	389
Other	45	-	(45)	-
Offshore fund	139	-	(84)	55
Total trading securities	$7,754	$32	$(275)	$7,511

Available-for-sale securities[2]
Common stock - Domestic	$109	$9	$-	$118
Common stock - International	2,586	9,009	-	11,595
Corporate debt[4]	1,056	550	-	1,606
Mutual funds - Fixed income	1,148	5	(5)	1,148
Mutual funds - Domestic equity	394	16	-	410
Other	56	11	-	67
Total available-for-sale securities[3]	$5,349	$9,600	$(5)	$14,944
Total securities at fair value	$13,103	$9,632	$(280)	$22,455

	June 30, 2017
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$8,884	$50	$(7)	$8,927
Mutual funds - Domestic equity	535	-	(157)	378
Other	45	-	(45)	-
Offshore fund	1,184	-	(769)	415
Total trading securities	$10,648	$50	$(978)	$9,720

Available-for-sale securities[2]
Common stock - Domestic	$109	$4	$-	$113
Common stock - International	191	12	-	203
Corporate debt[4]	1,042	427	-	1,469
Mutual funds - Fixed income	1,148	1	(5)	1,144
Mutual funds - Domestic equity	394	12	-	406
Other	56	10	-	66
Total available-for-sale securities[3]	$2,940	$466	$(5)	$3,401
Total securities at fair value	$13,588	$516	$(983)	$13,121

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
[3]
Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of September 30, 2017, are $9,595 and $9,595, respectively, and as of June 30, 2017, are $461 and $461, respectively.

[4]	Corporate debt matures in 2024.

On September 30, 2017, the Company had $8.9 million and $55,000 at fair value invested in USGIF and an offshore fund the Company advises, respectively. These amounts were included in the Consolidated Balance Sheets and the table above as “trading securities” and “available-for-sale securities.”

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings for the periods discussed:

(dollars in thousands)	Three Months Ended September 30,
Investment Income	2017	2016
Realized gains on sales of available-for-sale securities	$7	$-
Realized losses on sales of trading securities	(654)	-
Unrealized gains on trading securities	686	99
Realized foreign currency gains (losses)	(22)	2
Other-than-temporary declines in available-for-sale securities	-	(16)
Dividend and interest income	192	168
Total Investment Income	$209	$253

Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $16,000 for the three months ended September 30, 2016. There were no impairment losses for the three months ended September 30, 2017. During the three months ended September 30, 2016, impairment losses resulted from fair values of securities being lower than book value, and two securities with a combined cost basis of $98,000 were written down to a combined fair value of $82,000. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company’s ability to hold the investment until recovery.

Unrealized Losses

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company reviewed the gross unrealized losses shown as of September 30, 2017, and determined that the losses were not other-than-temporary based on consideration of the nature of the investment and the cause, severity and duration of the loss.

September 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	-	-	96	(5)	96	(5)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$-	$-	$96	$(5)	$96	$(5)

June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	-	-	95	(5)	95	(5)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$-	$-	$95	$(5)	$95	$(5)

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
Level 2 – Valuations based on quoted prices in markets for which not all significant inputs are observable, directly or indirectly. Corporate debt securities valued in accordance with the evaluated price supplied by an independent service are categorized as Level 2 in the hierarchy. Other securities categorized as Level 2 include securities valued at the mean between the last reported bid and ask quotation and securities valued with an adjustment to the quoted price due to restrictions.
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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. The fair value of a security that has a restriction is based on the quoted price for an otherwise identical unrestricted instrument that trades in a public market, adjusted for the estimated effect of the restriction. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities not traded on an exchange may be valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, the Company periodically reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer’s financial condition. Certain debt securities may be valued based on review of similarly structured issuances in similar jurisdictions, when possible, or based on other traded debt securities issued by the issuer. The Company also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. Securities for which market quotations are not readily available are valued at their fair value as determined by the portfolio management team. The portfolio management team includes representatives from the investment, accounting and legal/compliance departments. The portfolio management team meets periodically to consider a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the board of directors.

The following presents fair value measurements, as of September 30, 2017, and June 30, 2017, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	September 30, 2017
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$7,067	$-	$-	$7,067
Mutual funds - Domestic equity	389	-	-	389
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				55
Total trading securities	7,456	-	-	7,511
Available-for-sale securities
Common stock - Domestic	118	-	-	118
Common stock - International	200	11,395	-	11,595
Corporate debt	1,606	-	-	1,606
Mutual funds - Fixed income	1,148	-	-	1,148
Mutual funds - Domestic equity	410	-	-	410
Other	67	-	-	67
Total available-for-sale securities	3,549	11,395	-	14,944
Total securities at fair value	$11,005	$11,395	$-	$22,455

	June 30, 2017
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$8,927	$-	$-	$8,927
Mutual funds - Domestic equity	378	-	-	378
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				415
Total trading securities	9,305	-	-	9,720
Available-for-sale securities
Common stock - Domestic	113	-	-	113
Common stock - International	203	-	-	203
Corporate debt	1,469	-	-	1,469
Mutual funds - Fixed income	1,144	-	-	1,144
Mutual funds - Domestic equity	406	-	-	406
Other	66	-	-	66
Total available-for-sale securities	3,401	-	-	3,401
Total securities at fair value	$12,706	$-	$-	$13,121

[1]
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

As of September 30, 2017, approximately 49 percent of the Company’s financial assets measured at fair value were classified as Level 1 and 51 percent of the Company’s financial assets measured at fair value were classified as Level 2. As of June 30, 2017, 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1. The Company recognizes transfers between levels at the end of each quarter.

During the quarter ended September 30, 2017, the Company invested in common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency operations in Iceland. The shares held by the Company are restricted for resale until February 2018 and are also subject to Canadian insider regulations. The investment, classified as available-for-sale, was valued at approximately $11.4 million at September 30, 2017, based on the quoted market price adjusted for the restriction on resale and is classified as Level 2 in the fair value hierarchy. A unit trust investment fund managed by Galileo, described below under Investment Classified as Equity Method, also holds common shares of HIVE. The Company has a direct ownership of HIVE of approximately 4.4 percent as of September 30, 2017, and a combined direct and indirect ownership of HIVE of approximately 5.3 percent as of September 30, 2017. Frank Holmes is the non-executive chairman of HIVE and held shares and options at September 30, 2017.

The Company has an investment in an affiliated offshore fund, classified as trading, which invests in companies in the energy and natural resources sectors. The fair value of this investment has been estimated based on the net asset value per share at $55,000 and $415,000 as of September 30, 2017, and June 30, 2017, respectively. This offshore fund is in the process of liquidating, and partial liquidation proceeds were received in the quarter ended September 30, 2017. It is anticipated that the offshore fund will complete its liquidation in the second quarter of fiscal year 2018.

Investment Classified as Equity Method

During the quarter ended September 30, 2017, the Company, through USCAN, invested in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. This fund’s sole investment is in HIVE, the same company described above that the Company has also invested in directly; the fund held 6.7 million common shares as of September 30, 2017. The Company owns approximately 30 percent of Galileo Partners Fund, and is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income for the three months ending September 30, 2017, is $1.5 million of equity method income of Galileo Partners Fund. Frank Holmes also directly held an investment in the fund as of September 30, 2017.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. The Company recorded base advisory fees from USGIF totaling $1.1 million and $1.5 million, respectively, for the three months ended September 30, 2017, and 2016, respectively.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three months ended September 30, 2017, the Company realized a decrease in its base advisory fees from USGIF of $116,000. For the three months ended September 30, 2016, the Company realized an increase in its base advisory fees from USGIF of $39,000.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2018. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three months ended September 30, 2017, were $232,000 compared with $234,000 for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on the average daily net assets at an annual rate 0.05 percent per investor class and 0.04 percent per institutional class of each fund.

As of September 30, 2017, the Company had $437,000 in receivables from fund clients, of which $318,000 was from USGIF.

The Company also serves as investment advisor to two exchange-traded funds (ETFs). The U.S. Global Jets ETF commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded ETF advisory fees totaling $185,000 and $66,000, respectively, for the three months ended September 30, 2017, and 2016, respectively.

The Company provided advisory services for offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients of $1,000 and $36,000, respectively, for the three months ended September 30, 2017, and 2016, respectively. The Company recorded no performance fees from these clients for the three months ended September 30, 2017, and 2016. Frank Holmes, CEO, serves as a director of the offshore clients. The offshore clients are in the process of liquidating, with completion expected in the second quarter of fiscal year 2018.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $218,000 and $299,000, respectively, for the three months ended September 30, 2017, and 2016, respectively. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded no performance fees from these clients for the three months ended September 30, 2017, and 2016. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of expenses waived and absorbed was $24,000 and $12,000 for the three months ended September 30, 2017, and 2016, respectively. On September 29, 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOGO), on the Toronto Stock Exchange.

NOTE 4. NOTES RECEIVABLE

The Company has invested in notes receivable consisting of two promissory notes. One note with a principal amount of $2 million was entered into with an unrelated third party in June 2016 with a one-year maturity. As allowed by the agreement, in June 2017, the initial maturity was extended one-year to June 2018, and the Company received a $50,000 extension fee and all interest to date. The fee, which is included in Notes Receivable on the balance sheet, is amortized to interest income using the interest method over the remaining term of the note. The note bears interest at 12 percent, with 10 percent payable monthly and 2 percent payable at maturity. In case of prepayment, there would be a penalty for the amount of lost interest. The balance of this note was approximately $2.0 million at September 30, 2017, and June 30, 2017.

The other note of $234,000 is with an unrelated third party, has an annual interest rate of 15 percent and matures in 2021. Interest is paid monthly. Principal repayments are scheduled to start in February 2019. The balance of this note was $234,000 at September 30, 2017, and June 30, 2017.

The Company considered the credit quality of the other parties and determined that no allowance for credit losses is necessary.

NOTE 5. BORROWINGS

As of September 30, 2017, the Company has no borrowings or long-term liabilities.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2018, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2017, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2017, the credit facility remains unutilized by the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid for July through September 2017 and is authorized through December 2017, at which time it will be considered for continuation by the Board.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. In December 2013, December 2014, December 2015, and December 2016, the Board of Directors renewed the repurchase program for calendar years 2014, 2015, 2016 and 2017, respectively. The total amount of shares that may be repurchased in calendar year 2017 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2017, and 2016, the Company repurchased 9,199 and 14,947 class A shares using cash of $14,000 and $30,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at September 30, 2017, at a weighted average exercise price of $12.31. There were no options granted, exercised or forfeited for the three months ended September 30, 2017.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three months ended September 30, 2017, and 2016. As of September 30, 2017, and 2016, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions. The Company adopted ASU 2016-09 on July 1, 2017, without a material impact to the consolidated financial statements.

NOTE 7. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016
Net Income	$1,236	$264
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(34)	1
Net Income Attributable to U.S. Global Investors, Inc.	$1,270	$263

Weighted average number of outstanding shares
Basic	15,182,651	15,240,957
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,182,651	15,240,957

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2017, and 2016, 2,000 options were excluded from diluted EPS.

During the three months ended September 30, 2017, and 2016, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For federal income tax purposes at September 30, 2017, the Company has charitable contribution carryovers totaling approximately $149,000, with $68,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020, $5,000 expiring in fiscal year 2021, $21,000 expiring in fiscal year 2022, and $2,000 expiring in fiscal year 2023. The Company has federal net operating loss carryovers of $4.8 million with $2.0 million expiring in fiscal year 2035, $2.7 million expiring in fiscal year 2036, and $71,000 expiring in fiscal year 2038. For Canadian income tax purposes, Galileo has net operating loss carryovers of $60,000; $125,000; $47,000; $128,000; and $91,000 expiring in fiscal 2025, 2027, 2030, 2036, and 2037, respectively. If certain changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2017, and June 30, 2017, a valuation allowance of $3.3 million and $3.3 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and book/tax differences in the balance sheet.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended September 30, 2017
Balance at June 30, 2017	$461	$(197)	$264
Other comprehensive income before reclassifications	9,140	36	9,176
Tax effect	-	-	-
Amount reclassified from AOCI	(7)	-	(7)
Tax effect	-	-	-
Net other comprehensive income for quarter	9,133	36	9,169
Balance at September 30, 2017	$9,594	$(161)	$9,433

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended September 30, 2016
Balance at June 30, 2016	$45	$(194)	$(149)
Other comprehensive income (loss) before reclassifications	709	(10)	699
Tax effect	-	-	-
Amount reclassified from AOCI	(16)	-	(16)
Tax effect	-	-	-
Net other comprehensive income (loss) for quarter	693	(10)	683
Balance at September 30, 2016	$738	$(204)	$534

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and ETF clients; investment management services in Canada; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Three months ended September 30, 2017
Net operating revenues	$1,272	$218	$-	$1,490
Net other income	$3	$-	$1,722	$1,725
Income (loss) before income taxes	$(398)	$(76)	$1,720	$1,246
Depreciation and amortization	$58	$3	$-	$61
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at September 30, 2017	$5,379	$1,487	$28,919	$35,785
Deferred tax asset				$-
Consolidated total assets at September 30, 2017				$35,785
Three months ended September 30, 2016
Net operating revenues	$1,682	$299	$-	$1,981
Net other income	$-	$-	$253	$253
Income before income taxes	$45	$4	$235	$284
Depreciation and amortization	$60	$4	$-	$64
Capital expenditures	$-	$-	$-	$-

Net operating revenues from investment management services includes operating revenues from USGIF of $1.1 million and $1.6 million for the three months ended September 30, 2017, and 2016, respectively, and from ETF clients of $185,000 and $66,000 for the three months ended September 30, 2017, and 2016, respectively.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $214,000 and $225,000 for the three months ended September 30, 2017, and 2016, respectively, and from other significant advisory clients of $70,000 for the three months ended September 30, 2016.

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

The Board has authorized a monthly dividend of $0.0025 per share through December 2017, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2017 is approximately $114,000.

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

BUSINESS SEGMENTS

The Company, with principal operations located in San Antonio, Texas, manages three business segments: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors; (2) the Company, through its Canadian subsidiary, owns a 65 percent controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), which offers investment management products and services in Canada; and (3) the Company invests for its own account in an effort to add growth and value to its cash position. Although the Company usually generates the majority of its revenues from its investment advisory segments, the Company holds a significant amount of its total assets in investments. The following is a brief discussion of the Company’s three business segments.

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

The Company provides advisory services for two exchange-traded fund (“ETF”) clients and receives monthly advisory fees based on the net asset values of the funds. Information on the ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee.

The Company provided advisory services for offshore clients and received advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. Frank Holmes, CEO, serves as a director of the offshore clients. The offshore clients are in the process of liquidating, with completion expected in the second quarter of fiscal year 2018.

At September 30, 2017, total assets under management, including USGIF, ETF clients and offshore clients, were $715.2 million versus $820.1 million at September 30, 2016, a decrease of 12.8 percent. During the three months ended September 30, 2017, average assets under management were $711.0 million versus $821.6 million during the three months ended September 30, 2016. Total assets under management as of period-end at September 30, 2017, including USGIF, ETF clients and offshore clients, were $715.2 million versus $711.9 million at June 30, 2017, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2017, and 2016:

	Changes in Assets Under Management
	Three Months Ended September 30, 2017
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$442,916	$136,500	$579,416
Market appreciation (depreciation)	28,063	(1,561)	26,502
Dividends and distributions	-	(303)	(303)
Net shareholder redemptions	(10,019)	(5,065)	(15,084)
Ending Balance	$460,960	$129,571	$590,531
Average investment management fee	1.00%	0.00%	0.77%
Average net assets	$454,358	$133,998	$588,356

	Changes in Assets Under Management
	Three Months Ended September 30, 2016
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$525,778	$177,242	$703,020
Market appreciation (depreciation)	49,502	(289)	49,213
Dividends and distributions	-	(439)	(439)
Net shareholder purchases	3,308	4,703	8,011
Ending Balance	$578,588	$181,217	$759,805
Average investment management fee	0.98%	0.00%	0.76%
Average net assets	$580,365	$180,597	$760,962

As shown above, period-end assets under management were lower at September 30, 2017, compared to September 30, 2016. Also, average net assets for the three-month period in the current fiscal year were lower than the same periods in the previous fiscal year. Both the three months ended September 30, 2017, and the three months ended September 30, 2016, had net market appreciation, primarily in the equity funds. The three months ended September 30, 2017, had net shareholder redemptions compared to net shareholder purchases in the prior period.

The average annualized investment management fee rate (total mutual fund advisory fees, excluding performance fees, as a percentage of average assets under management) was 77 basis points for the three months ended September 30, 2017, and 76 basis points for the same period in the prior year. The average investment management fee for the equity funds was 100 basis points for the three months ended September 30, 2017, and 98 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was nil for both periods.

Investment Management Services - Canada

The Company owns a 65 percent controlling interest in the Canadian asset management firm Galileo. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

At September 30, 2017, total Galileo assets under management were $56.3 million versus $125.8 million at September 30, 2016, a decrease of 55.2 percent. During the three months ended September 30, 2017, average assets under management were $50.5 million versus $124.0 million during the three months ended September 30, 2016. Total assets under management at September 30, 2017, were $56.3 million versus $47.8 million at June 30, 2017, the Company’s prior fiscal year end.

On September 29, 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOGO), on the Toronto Stock Exchange.

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

As of September 30, 2017, the Company held investments with a fair value of approximately $22.5 million and a cost basis of approximately $13.1 million. The fair value of these investments is approximately 62.7 percent of the Company’s total assets. See Note 2 (Investments) for additional detail regarding investment activities. In addition, the Company held other investments of $2.1 million accounted for under the cost method of accounting, $2.0 million in investments accounted for under the equity method of accounting, and $2.2 million in notes receivable.

Investments recorded at fair value were approximately $22.5 million at September 30, 2017, compared to approximately $13.1 million at June 30, 2017, the Company’s prior fiscal year end, which is an increase of approximately $9.4 million. This increase is primarily due to unrealized gain on an available-for-sale security acquired during the current period. See Note 2 (Investments) for further information. In addition, an investment was made in the current period in a Galileo fund that is accounted for under the equity method of accounting and was valued at approximately $2.0 million at September 30, 2017.

RESULTS OF OPERATIONS – Three months ended September 30, 2017, and 2016

The Company posted net income attributable to U.S. Global Investors, Inc. of $1.3 million ($0.08 per share) for the three months ended September 30, 2017, compared with net income attributable to U.S. Global Investors, Inc. of $263,000 ($0.02 per share) for the three months ended September 30, 2016, an increase in net income of approximately $1.0 million. The increase is primarily due to income from equity method investment, somewhat offset by a decrease in revenues, which was the result of a decrease in assets under management, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2017, decreased $491,000, or 24.8 percent, compared with the three months ended September 30, 2016. This decrease was primarily attributable to the following:

•	Advisory fees decreased by $458,000, or 24.2 percent, as a result of lower assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.
•
Base management fees decreased $303,000. Base fees for USGIF, offshore clients and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to market depreciation and shareholder redemptions. This decrease was somewhat offset by an increase in ETF unitary management fees due to an increase in ETF average assets under management.

•
Performance fees paid out in the current period were $116,000 compared to $39,000 in fees received in the corresponding period in the prior year, reducing revenue by $155,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Administrative services fee revenue decreased by $33,000, or 36.7 percent, due to lower average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2017, increased $19,000, or 1.0 percent, compared with the three months ended September 30, 2016. The change in operating expenses was primarily attributable to an increase in general and administrative expenses of $78,000, or 9.0 percent, primarily due to increased fund and ETF expenses, and an increase in advertising expenses of $30,000, or 103.4 percent, due to increased ETF marketing. This increase was somewhat offset by a decrease in employee compensation and benefits of $86,000, or 8.7 percent, primarily due to decreases in bonuses related to portfolio performance.

Other Income

Total consolidated other income for the three months ended September 30, 2017, increased $1.5 million, or 581.8 percent, compared with the three months ended September 30, 2016. The increase was primarily due to an investment made in the current period in a Galileo fund that is accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the fund’s net income, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. See further discussion in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, the Company had net working capital (current assets minus current liabilities) of approximately $13.1 million and a current ratio (current assets divided by current liabilities) of 12.6 to 1. With approximately $3.0 million in cash and cash equivalents and approximately $11.1 million in unrestricted marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $34.2 million, with cash, cash equivalents, and unrestricted marketable securities comprising 39.2 percent of total assets. Approximately $1.3 million in cash in Galileo is included in the amounts above. USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate.

As of September 30, 2017, the Company has no long-term debt; thus, the Company’s only material commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2018, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2017, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2017, the credit facility remains unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2018, and management anticipates that the contracts will be renewed. The investment advisory contract between the Company and U.S. Global Jets ETF expires in April 2018, and management anticipates that the contract will be renewed. The investment advisory contract between the Company and U.S. Global GO GOLD and Precious Metal Miners ETF is in its initial two-year term and will not expire until June 2019. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice. The Company’s two offshore clients are in process of liquidating, and any fees received after the current quarter will be minimal.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2017, but may be suspended or discontinued at any time. Cash and unrestricted marketable securities of approximately $14.0 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2017.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the three months ended September 30, 2017, the Company realized a decrease in its USGIF base advisory fee of $116,000 due to these performance adjustments. For the three months ended September 30, 2016, the Company realized an increase in its USGIF base advisory fee of $39,000 due to these performance adjustments.

The Company’s agreement with its offshore clients provided for performance fees based on the overall increase in net asset values, if any. The Company recorded no performance fees from these clients for the three months ended September 30, 2017, or 2016. The offshore advisory clients are in the process of liquidating, with completion expected in the second quarter of fiscal year 2018.

Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded no performance fees from these clients for the three months ended September 30, 2017, and 2016.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of September 30, 2017, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at September 30, 2017	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$7,511	25% increase	$9,389	$1,878
		25% decrease	$5,633	$(1,878)
Available-for-sale ²	$14,944	25% increase	$18,680	$3,736
		25% decrease	$11,208	$(3,736)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A substantial portion of the available-for-sale securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $11.4 million at September 30, 2017. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. There is potential for significant volatility in the market price of this security, which would materially impact the value of investments included on the balance sheet and unrealized gain (loss) recognized in comprehensive income.

In addition to the Company’s investments in securities recorded at fair value discussed above, the Company also has an equity method investment in the amount of $2.0 million at September 30, 2017. As discussed further in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, this equity method investment is in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. This fund has a concentrated investment in HIVE, which is also held by the Company as described above. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Due to the concentrated nature of the fund’s investments, the potential significant volatility in HIVE’s valuation could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected the Company’s earnings.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. We translate Galileo’s foreign currency financial statements into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the three months ended September 30, 2017, Galileo represented 14.6 percent of net operating revenues and contributed a loss of $76,000 to consolidated income before income taxes of $1.2 million, and at September 30, 2017, represented 4.2 percent of total assets (see Note 10, Financial Information by Business Segment, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Certain corporate investments, including the Company’s equity method investment, are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2017. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased[1]	Total Amount Purchased	Average Price Paid Per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plan[3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-17 to 07-31-17	333	$1	$1.50	333	$2,716
08-01-17 to 08-31-17	1,866	2	1.31	1,866	2,714
09-01-17 to 09-30-17	7,000	11	1.61	7,000	2,703
Total	9,199	$14	$1.54	9,199

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 9, 2017	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 9, 2017	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer