Form 10-Q
period 2017-12-31
U S GLOBAL INVESTORS INC
filed 2018-02-14
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2017

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

On January 29, 2018, there were 13,866,691 shares of Registrant’s class A nonvoting common stock issued and 13,074,270 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,857 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2017	June 30, 2017
(dollars in thousands)	(UNAUDITED)
Current Assets
Cash and cash equivalents	$2,977	$3,958
Restricted cash	1,000	1,000
Investment securities - trading, at fair value	7,433	9,720
Accounts and other receivables	1,177	520
Note receivable	1,977	1,952
Prepaid expenses	399	315
Total Current Assets	14,963	17,465

Net Property and Equipment	2,092	2,212

Other Assets
Investment securities - available-for-sale, at fair value	22,372	3,401
Other investments	2,109	2,130
Equity method investment	3,252	-
Note receivable, long term	234	234
Other assets, long term	53	78
Total Other Assets	28,020	5,843
Total Assets	$45,075	$25,520
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$198	$118
Accrued compensation and related costs	425	390
Dividends payable	114	114
Other accrued expenses	827	544
Total Current Liabilities	1,564	1,166

Long-Term Liabilities
Deferred tax liability	3,923	-
Total Long-Term Liabilities	3,923	-
Total Liabilities	5,487	1,166

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,691 shares and 13,866,601 shares at December 31, 2017, and June 30, 2017, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,857 shares and 2,068,947 shares at December 31, 2017, and June 30, 2017, respectively	52	52
Additional paid-in-capital	15,647	15,646
Treasury stock, class A shares at cost; 790,421 and 751,303 shares at December 31, 2017, and June 30, 2017, respectively	(1,876)	(1,760)
Accumulated other comprehensive income, net of tax	13,703	264
Retained earnings	11,112	9,321
Total U.S. Global Investors Inc. Shareholders’ Equity	38,985	23,870
Non-Controlling Interest in Subsidiary	603	484
Total Shareholders’ Equity	39,588	24,354
Total Liabilities and Shareholders’ Equity	$45,075	$25,520

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Operating Revenues
Advisory fees	$3,362	$3,460	$1,929	$1,569
Administrative services fees	121	163	64	73
	3,483	3,623	1,993	1,642
Operating Expenses
Employee compensation and benefits	2,041	1,886	1,140	899
General and administrative	1,862	1,733	914	863
Advertising	86	80	27	51
Depreciation and amortization	122	127	61	63
	4,111	3,826	2,142	1,876
Operating Loss	(628)	(203)	(149)	(234)
Other Income
Investment income	452	502	243	249
Income from equity method investment	2,731	-	1,218	-
Other income	17	-	14	-
	3,200	502	1,475	249
Income Before Income Taxes	2,572	299	1,326	15
Provision for Income Taxes
Tax expense (benefit)	452	10	442	(10)
Net Income	2,120	289	884	25
Less: Net Income Attributable to Non-Controlling Interest	101	18	135	17
Net Income Attributable to U.S. Global Investors, Inc.	$2,019	$271	$749	$8

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.13	$0.02	$0.05	$-
Diluted	$0.13	$0.02	$0.05	$-

Basic weighted average number of common shares outstanding	15,171,620	15,229,845	15,160,589	15,218,734
Diluted weighted average number of common shares outstanding	15,171,620	15,229,845	15,160,589	15,218,734

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six months ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2017	2016	2017	2016
Net Income Attributable to U.S. Global Investors, Inc.	$2,019	$271	$749	$8
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	13,417	369	4,277	(308)
Less: reclassification adjustment for gains/losses included in net income	(31)	(15)	(24)	(31)
Net change from available-for-sale investments, net of tax	13,386	354	4,253	(339)
Foreign currency translation adjustment	71	(54)	17	(39)
Other Comprehensive Income (Loss)	13,457	300	4,270	(378)
Comprehensive Income (Loss)	15,476	571	5,019	(370)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	18	(19)	-	(14)
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$15,458	$590	$5,019	$(356)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$2,120	$289
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122	127
Net recognized (gain) loss on securities	675	(15)
Net income from equity method investment	(2,731)	-
Provision for deferred taxes	417	-
Stock bonuses	14	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(678)	122
Prepaid and other assets	(58)	(109)
Trading securities	1,551	425
Accounts payable and accrued expenses	391	(124)
Total adjustments	(297)	429
Net cash provided by operating activities	1,823	718
Cash Flows from Investing Activities:
Purchase of equity method investment	(501)	-
Purchase of available-for-sale securities	(2,420)	(457)
Purchase of other investments	-	(776)
Proceeds on sale of available-for-sale securities	401	649
Return of capital on investment	22	29
Net cash used in investing activities	(2,498)	(555)
Cash Flows from Financing Activities:
Issuance of common stock	3	3
Repurchases of common stock	(131)	(80)
Dividends paid	(227)	(228)
Net cash used in financing activities	(355)	(305)
Effect of exchange rate changes on cash and cash equivalents	49	(50)
Net decrease in cash and cash equivalents	(981)	(192)
Beginning cash and cash equivalents	3,958	3,993
Ending cash and cash equivalents	$2,977	$3,801
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$12

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65 percent interest in Galileo Global Equity Advisors Inc. (“Galileo”). U.S. Global Brokerage, Inc. ceased operations in December 2015.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”) and one of the offshore funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $8.9 million at December 31, 2017, and $11.3 million at June 30, 2017.

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the six months ended December 31, 2017, are not necessarily indicative of the results to be expected for the entire year.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of investments in equity securities. It also amends certain presentation and disclosure requirements. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As indicated, when this standard is adopted, changes in the fair value of the Company’s equity investments classified as available-for-sale will no longer be reported through other comprehensive income, but rather through earnings, causing investment income (loss) to be more volatile. As a significant amount of the Company’s assets are in available-for-sale equity investments, the effect of adoption is currently expected to be material to the Company’s consolidated financial statements. The Company is currently evaluating other potential impacts of this standard on its consolidated financial statements.

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

NOTE 2. INVESTMENTS

As of December 31, 2017, the Company held investments with a fair value of approximately $29.8 million and a cost basis of approximately $12.6 million. The fair value of these investments is approximately 66.1 percent of the Company’s total assets. In addition, the Company held other investments of $2.1 million accounted for under the cost method of accounting and an investment of approximately $3.3 million accounted for under the equity method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of December 31, 2017, and June 30, 2017.

	December 31, 2017
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$7,035	$26	$-	$7,061
Mutual funds - Domestic equity	535	-	(163)	372
Other	45	-	(45)	-
Offshore fund	-	-	-	-
Total trading securities	7,615	26	(208)	7,433
Available-for-sale securities[2]
Common stock - Domestic	-	-	-	-
Common stock - International	2,554	16,704	-	19,258
Corporate debt[3]	1,071	632	-	1,703
Mutual funds - Fixed income	1,000	-	(5)	995
Mutual funds - Domestic equity	394	22	-	416
Other	-	-	-	-
Total available-for-sale securities[4]	5,019	17,358	(5)	22,372
Total securities at fair value	$12,634	$17,384	$(213)	$29,805

	June 30, 2017
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$8,884	$50	$(7)	$8,927
Mutual funds - Domestic equity	535	-	(157)	378
Other	45	-	(45)	-
Offshore fund	1,184	-	(769)	415
Total trading securities	10,648	50	(978)	9,720

Available-for-sale securities[2]
Common stock - Domestic	109	4	-	113
Common stock - International	191	12	-	203
Corporate debt[3]	1,042	427	-	1,469
Mutual funds - Fixed income	1,148	1	(5)	1,144
Mutual funds - Domestic equity	394	12	-	406
Other	56	10	-	66
Total available-for-sale securities[4]	2,940	466	(5)	3,401
Total securities at fair value	$13,588	$516	$(983)	$13,121

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
[3]	Corporate debt matures in 2024.
[4]
Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of December 31, 2017, are $17,353 and $13,847, respectively, and as of June 30, 2017, are $461 and $461, respectively.

On December 31, 2017, the Company had $8.8 million at fair value invested in USGIF. These investments were included in the Consolidated Balance Sheets and the table above as “trading securities” and “available-for-sale securities.”

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Six Months Ended		Three Months Ended
(dollars in thousands)	December 31,		December 31,
Investment Income	2017	2016	2017	2016
Realized gains on sales of available-for-sale securities	$31	$31	$24	$31
Realized losses on sales of trading securities	(736)	-	(82)	-
Unrealized gains (losses) on trading securities	746	(26)	60	(125)
Realized foreign currency gains (losses)	(19)	(5)	3	(7)
Other-than-temporary declines in available-for-sale securities	-	(16)	-	-
Dividend and interest income	430	518	238	350
Total Investment Income	$452	$502	$243	$249

Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $16,000 for the six months ended December 31, 2016. There were no impairment losses for the three and six months ended December 31, 2017, or the three months ended December 31, 2016. During the six months ended December 31, 2016, impairment losses resulted from fair values of securities being lower than book value, and two securities with a combined cost basis of $98,000 were written down to a combined fair value of $82,000. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company’s ability to hold the investment until recovery.

Unrealized Losses

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company reviewed the gross unrealized losses shown as of December 31, 2017, and determined that the losses were not other-than-temporary based on consideration of the nature of the investment and the cause, severity and duration of the loss.

December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	995	(5)	-	-	995	(5)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$995	$(5)	$-	$-	$995	$(5)

June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	-	-	95	(5)	95	(5)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$-	$-	$95	$(5)	$95	$(5)

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

The following presents fair value measurements, as of December 31, 2017, and June 30, 2017, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	December 31, 2017
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$7,061	$-	$-	$7,061
Mutual funds - Domestic equity	372	-	-	372
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				-
Total trading securities	7,433	-	-	7,433
Available-for-sale securities
Common stock - Domestic	-	-	-	-
Common stock - International	158	19,100	-	19,258
Corporate debt	-	1,703	-	1,703
Mutual funds - Fixed income	995	-	-	995
Mutual funds - Domestic equity	416	-	-	416
Other	-	-	-	-
Total available-for-sale securities	1,569	20,803	-	22,372
Total securities at fair value	$9,002	$20,803	$-	$29,805

	June 30, 2017
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$8,927	$-	$-	$8,927
Mutual funds - Domestic equity	378	-	-	378
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				415
Total trading securities	9,305	-	-	9,720
Available-for-sale securities
Common stock - Domestic	113	-	-	113
Common stock - International	203	-	-	203
Corporate debt	1,469	-	-	1,469
Mutual funds - Fixed income	1,144	-	-	1,144
Mutual funds - Domestic equity	406	-	-	406
Other	66	-	-	66
Total available-for-sale securities	3,401	-	-	3,401
Total securities at fair value	$12,706	$-	$-	$13,121

[1]
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

As of December 31, 2017, approximately 30 percent of the Company’s financial assets measured at fair value were classified as Level 1 and 70 percent of the Company’s financial assets measured at fair value were classified as Level 2. As of June 30, 2017, 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1. The Company recognizes transfers between levels at the end of each quarter.

During the quarter ended September 30, 2017, the Company invested in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The shares held by the Company are restricted for resale until mid-March 2018 and are also subject to Canadian insider regulations. The original restriction on the shares until January 2018 was extended to mid-March 2018 to facilitate additional share offerings by HIVE. The investment, classified as available-for-sale, was valued at approximately $19.1 million at December 31, 2017, based on the quoted market price adjusted for the restriction on resale and is classified as Level 2 in the fair value hierarchy. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in comprehensive income. A unit trust investment fund managed by Galileo, described below under Investment Classified as Equity Method, also holds common shares of HIVE. The Company had a direct ownership of HIVE of approximately 3.3 percent as of December 31, 2017, and a combined direct and indirect ownership of HIVE of approximately 4.0 percent as of December 31, 2017. Frank Holmes is the non-executive chairman of HIVE and held shares and options at December 31, 2017.

The Company has available-for-sale investments in corporate debt securities maturing in 2024 which were valued at $1.7 million as of December 31, 2017, based on the mean between the last reported bid/ask quotation and were classified as Level 2. As of June 30, 2017, these securities were valued at $1.5 million based on a quoted price on the reporting date and were classified as Level 1.

The Company had an investment in an affiliated offshore fund, classified as trading, which invested in companies in the energy and natural resources sectors. The fair value of this investment was estimated based on the net asset value per share at $415,000 as of June 30, 2017. This offshore fund liquidated during the current fiscal year, with partial liquidation proceeds received in the quarter ended September 30, 2017, and final proceeds received during the quarter ended December 31, 2017.

Investment Classified as Equity Method

During the quarter ended September 30, 2017, the Company, through USCAN, invested approximately $500,000 in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. This fund’s primary investment is in HIVE, the same company described above that the Company has also invested in directly; the fund held 6.5 million common shares of HIVE as of December 31, 2017. This concentration may result in volatility in the valuation of the Galileo Partners Fund. The Company owns approximately 30 percent of Galileo Partners Fund and is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income for the three and six months ending December 31, 2017, is $1.2 million and $2.7 million, respectively, of equity method income of Galileo Partners Fund. The Company’s investment in the fund was valued at approximately $3.3 million at December 31, 2017. Frank Holmes also directly held an investment in the fund as of December 31, 2017.

Summarized income statement information on the Galileo Partners Fund since the Company’s investment is as follows:

Galileo Partners Fund
Summary Financial Information
For the Period from August 31, 2017 (investment) to December 31, 2017
(dollars in thousands)
Realized gains on sales of investments	$1,921
Unrealized gains on investments	9,612
Fund fees and expenses, including performance fees	(2,810)
Net income of fund	$8,723

Company's share of income from equity method investment	$2,731

Subsequent to December 31, 2017, the Company redeemed a portion of its investment in the Galileo Partners Fund. See Note 12, Subsequent Event, for further information.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. The Company recorded base advisory fees from USGIF totaling $1.2 million and $2.3 million, respectively, for the three and six months ended December 31, 2017, compared with $1.2 million and $2.6 million, respectively, for the corresponding periods in the prior fiscal year.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and six months ended December 31, 2017, the Company realized a decrease in its base advisory fees from USGIF of $192,000 and $308,000, respectively. For the three and six months ended December 31, 2016, the Company realized a (decrease) increase in its base advisory fees from USGIF of ($9,000) and $30,000, respectively.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2018. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and six months ended December 31, 2017, were $102,000 and $334,000, respectively, compared with $313,000 and $546,000, respectively, for the corresponding periods in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on the average daily net assets at an annual rate 0.05 percent per investor class and 0.04 percent per institutional class of each fund.

The Company also serves as investment advisor to two exchange-traded funds (ETFs). The U.S. Global Jets ETF commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded ETF advisory fees totaling $184,000 and $369,000, respectively, for the three and six months ended December 31, 2017, compared with $76,000 and $142,000, respectively, for the corresponding periods in the prior fiscal year.

The Company provided advisory services for offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients of $2,000 and $3,000, respectively, for the three and six months ended December 31, 2017, compared with $32,000 and $68,000, respectively, for the corresponding periods in the prior fiscal year. The Company recorded no performance fees from these clients for the three and six months ended December 31, 2017, and 2016. Frank Holmes, CEO, served as a director of the offshore clients. The offshore clients completed their respective liquidations in the second quarter of fiscal year 2018.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $287,000 and $505,000, respectively, for the three and six months ended December 31, 2017, compared with $303,000 and $603,000, respectively, for the corresponding periods in the prior fiscal year. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded performance fees of $464,000 from these clients for three and six months ended December 31, 2017. The majority of the performance fees recorded in the current period are annual performance fees calculated at calendar year-end. Galileo recorded no performance fees for the three and six months ended December 31, 2016. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of expenses waived and absorbed was $9,000 and $33,000 for the three and months ended December 31, 2017, and $9,000 and $21,000 for the three and months ended December 31, 2016, respectively. On September 29, 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOGO), on the Toronto Stock Exchange.

As of December 31, 2017, the Company had just over $1.0 million in receivables from fund clients, of which $381,000 was from USGIF, $605,000 from Galileo clients and $63,000 from ETFs.

NOTE 4. NOTES RECEIVABLE

The Company has invested in notes receivable consisting of two promissory notes. One note with a principal amount of $2 million was entered into with an unrelated third party in June 2016 with a one-year maturity. As allowed by the agreement, in June 2017, the initial maturity was extended one-year to June 2018, and the Company received a $50,000 extension fee and all interest to date. The fee, which is included in Notes Receivable on the balance sheet, is amortized to interest income using the interest method over the remaining term of the note. The note bears interest at 12 percent, with 10 percent payable monthly and 2 percent payable at maturity. In case of prepayment, there would be a penalty for the amount of lost interest. The balance of this note was approximately $2.0 million at December 31, 2017, and June 30, 2017.

The other note of $234,000 is with an unrelated third party, has an annual interest rate of 15 percent and matures in 2021. Interest is paid monthly. Principal repayments are scheduled to start in February 2019. The balance of this note was $234,000 at December 31, 2017, and June 30, 2017.

The Company considered the credit quality of the other parties and determined that no allowance for credit losses is necessary.

NOTE 5. BORROWINGS

As of December 31, 2017, the Company has no borrowings or long-term liabilities except for deferred taxes.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2018, and the Company intends to renew annually. The credit facility is collateralized by $1 million at December 31, 2017, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2017, the credit facility remains unutilized by the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid for July through December 2017 and is authorized through March 2018, at which time it will be considered for continuation by the Board.

The Board of Directors approved a share repurchase program on December 7, 2012, authorizing the Company to purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2013. In December 2013, December 2014, December 2015, December 2016, and December 2017, the Board of Directors renewed the repurchase program for calendar years 2014, 2015, 2016, 2017, and 2018, respectively. The total amount of shares that may be repurchased in calendar year 2018 under the renewed program is $2.75 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and six months ended December 31, 2017, the Company repurchased 36,748 and 45,947 class A shares using cash of $117,000 and $131,000, respectively. For the three and six months ended December 31, 2016, the Company repurchased 32,605 and 47,552 class A shares using cash of $50,000 and $80,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at December 31, 2017, at a weighted average exercise price of $12.31. There were no options granted, exercised or forfeited for the six months ended December 31, 2017.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three and six months ended December 31, 2017, and 2016. As of December 31, 2017, and 2016, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans to be recognized over the remainder of their respective vesting periods.

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

The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net Income	$2,120	$289	$884	$25
Less: Net Income Attributable to Non-Controlling Interest	101	18	135	17
Net Income Attributable to U.S. Global Investors, Inc.	$2,019	$271	$749	$8

Weighted average number of outstanding shares
Basic	15,171,620	15,229,845	15,160,589	15,218,734
Effect of dilutive securities
Employee stock options	-	-	-	-
Diluted	15,171,620	15,229,845	15,160,589	15,218,734

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.13	$0.02	$0.05	$-
Diluted	$0.13	$0.02	$0.05	$-

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2017, and 2016, 2,000 options were excluded from diluted EPS.

During the three and months ended December 31, 2017, and 2016, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its U.S. federal statutory rate from 34 percent to 21 percent. The rate change is effective on January 1, 2018; therefore, the Company’s blended U.S. statutory tax rate for the fiscal year ended June 30, 2018, is approximately 28 percent.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The final transitional impacts of the Act may differ from the initial estimates.

Provisional amounts

Deferred tax assets and liabilities: Certain domestic-related deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The remeasurement at the lower tax rate on domestic-related deferred tax assets and liabilities resulted in a deferred tax benefit of approximately $1.4 million. However, the Company is still analyzing certain aspects of the Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As a valuation allowance is recorded for the full amount of these deferred tax assets and liabilities, the remeasurement of the deferred tax assets and liabilities was offset by a corresponding remeasurement of the valuation allowance.

Foreign tax effects: The one-time transition tax is based on total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax liability for foreign subsidiaries, resulting in an estimated increase in income tax expense of $17,000. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculations are finalized. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

For federal income tax purposes at December 31, 2017, the Company has charitable contribution carryovers totaling approximately $155,000, with $68,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020, $5,000 expiring in fiscal year 2021, $21,000 expiring in fiscal year 2022, and $8,000 expiring in fiscal year 2023. The Company has federal net operating loss carryovers of $4.9 million with $2.0 million expiring in fiscal year 2035, $2.7 million expiring in fiscal year 2036, and $161,000 expiring in fiscal year 2038. For Canadian income tax purposes, Galileo has net operating loss carryovers of $68,000 expiring in fiscal 2036. If certain changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At December 31, 2017, and June 30, 2017, a valuation allowance of $1.2 million and $3.3 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. Deferred taxes of $417,000 were recorded in the Statement of Operations in the current period for USCAN book/tax differences in the balance sheet.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Six months ended December 31, 2017
Balance at June 30, 2017	$461	$(197)	$264
Other comprehensive income before reclassifications	16,923	53	16,976
Tax effect	(3,506)	-	(3,506)
Amount reclassified from AOCI	(31)	-	(31)
Tax effect	-	-	-
Net other comprehensive income for six months ended December 31, 2017	13,386	53	13,439
Balance at December 31, 2017	$13,847	$(144)	$13,703

Three Months Ended December 31, 2017
Balance at September 30, 2017	$9,594	$(161)	$9,433
Other comprehensive income before reclassifications	7,783	17	7,800
Tax effect	(3,506)	-	(3,506)
Amount reclassified from AOCI	(24)	-	(24)
Tax effect	-	-	-
Net other comprehensive income for quarter	4,253	17	4,270
Balance at December 31, 2017	$13,847	$(144)	$13,703

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Six months ended December 31, 2016
Balance at June 30, 2016	$45	$(194)	$(149)
Other comprehensive income (loss) before reclassifications	369	(35)	334
Tax effect	-	-	-
Amount reclassified from AOCI	(15)	-	(15)
Tax effect	-	-	-
Net other comprehensive income (loss) for six months ended December 31, 2016	354	(35)	319
Balance at December 31, 2016	$399	$(229)	$170

Three Months Ended December 31, 2016
Balance at September 30, 2016	$738	$(204)	$534
Other comprehensive income (loss) before reclassifications	(308)	(25)	(333)
Tax effect	-	-	-
Amount reclassified from AOCI	(31)	-	(31)
Tax effect	-	-	-
Net other comprehensive income (loss) for quarter	(339)	(25)	(364)
Balance at December 31, 2016	$399	$(229)	$170

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and ETF clients; investment management services in Canada; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Six months ended December 31, 2017
Net operating revenues	$2,514	$969	$-	$3,483
Net other income	$7	$10	$3,183	$3,200
Income (loss) before income taxes	$(915)	$305	$3,182	$2,572
Depreciation and amortization	$116	$6	$-	$122
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at December 31, 2017	$8,702	$2,137	$34,236	$45,075
Deferred tax asset				$-
Consolidated total assets at December 31, 2017				$45,075
Six months ended December 31, 2016
Net operating revenues	$3,020	$603	$-	$3,623
Net other income	$-	$-	$502	$502
Income (loss) before income taxes	$(223)	$30	$492	$299
Depreciation and amortization	$119	$8	$-	$127
Capital expenditures	$-	$-	$-	$-
Three months ended December 31, 2017
Net operating revenues	$1,242	$751	$-	$1,993
Net other income	$5	$10	$1,460	$1,475
Income (loss) before income taxes	$(515)	$381	$1,460	$1,326
Depreciation and amortization	$58	$3	$-	$61
Capital expenditures	$-	$-	$-	$-
Three months ended December 31, 2016
Net operating revenues	$1,339	$303	$-	$1,642
Net other income	$-	$-	$249	$249
Income (loss) before income taxes	$(275)	$33	$257	$15
Depreciation and amortization	$59	$4	$-	$63
Capital expenditures	$-	$-	$-	$-

Net operating revenues from investment management services includes operating revenues from USGIF of $1.0 million and $2.1 million, respectively, for the three and six months ended December 31, 2017, and $1.2 million and $2.8 million, respectively, for the three and six months ended December 31, 2016. Net operating revenues from investment management services also include operating revenues from ETF clients of $184,000 and $369,000, respectively, for the three and six months ended December 31, 2017, and $76,000 and $142,000, respectively, for the three and six months ended December 31, 2016.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $747,000 and $961,000, respectively, for the three and six months ended December 31, 2017, and $223,000 and $448,000, respectively, for the three and six months ended December 31, 2016, and from other significant advisory clients of $78,000 and $148,000, respectively, for the three and six months ended December 31, 2016.

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

The Board has authorized a monthly dividend of $0.0025 per share through March 2018, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2018 is approximately $114,000.

NOTE 12. SUBSEQUENT EVENT

As discussed in Note 2, the Company owned approximately 30 percent of Galileo Partners Fund at December 31, 2017. This investment is accounted for under the equity method of accounting. Effective January 31, 2018, a portion of the investment in the fund was redeemed (sold) for proceeds of approximately $1.5 million. As the Company had recorded its proportional shares of the fund’s net income under the equity method of accounting, the proceeds will reduce the carrying value of the investment. After this transaction, the Company owns approximately 24 percent of the fund. As the Company will continue to have the ability to exercise significant influence, the investment will continue to be accounted for under the equity method of accounting. The results of this transaction will be reflected in the financial statements for the quarter ended March 31, 2018.

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

The Company provided advisory services for offshore clients and received advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. Frank Holmes, CEO, served as a director of the offshore clients. The offshore clients completed their respective liquidations in the second quarter of fiscal year 2018.

At December 31, 2017, total assets under management, including USGIF and ETF clients, were $681.2 million versus $683.1 million at December 31, 2016, a decrease of 0.3 percent. During the six months ended December 31, 2017, average assets under management were $702.4 million versus $773.9 million during the six months ended December 31, 2016. Total assets under management as of period-end at December 31, 2017, including USGIF and ETF clients, were $681.2 million versus $711.9 million at June 30, 2017, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three and six months ended December 31, 2017, and 2016:

	Changes in Assets Under Management
	Six Months Ended December 31,
	2017			2016
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$442,916	$136,500	$579,416	$525,778	$177,242	$703,020
Market appreciation (depreciation)	36,345	22	36,367	(45,536)	(1,947)	(47,483)
Dividends and distributions	(34,479)	(660)	(35,139)	(7,723)	(898)	(8,621)
Net shareholder purchases (redemptions)	2,660	(17,315)	(14,655)	(22,508)	(22,302)	(44,810)
Ending Balance	$447,442	$118,547	$565,989	$450,011	$152,095	$602,106

Average investment management fee	1.00%	0.08%	0.80%	0.96%	0.00%	0.73%
Average net assets	$450,124	$129,908	$580,032	$536,384	$174,116	$710,500

	Changes in Assets Under Management
	Three Months Ended December 31,
	2017			2016
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$460,960	$129,571	$590,531	$578,588	$181,217	$759,805
Market appreciation (depreciation)	8,284	1,582	9,866	(96,256)	(1,773)	(98,029)
Dividends and distributions	(34,480)	(357)	(34,837)	(7,722)	(459)	(8,181)
Net shareholder purchases (redemptions)	12,678	(12,249)	429	(24,599)	(26,890)	(51,489)
Ending Balance	$447,442	$118,547	$565,989	$450,011	$152,095	$602,106

Average investment management fee	1.00%	0.17%	0.82%	0.94%	0.00%	0.70%
Average net assets	$445,890	$125,819	$571,709	$492,403	$167,635	$660,038

As shown above, period-end assets under management were lower at December 31, 2017, compared to December 31, 2016. Also, average net assets for the three- and six-month periods in the current fiscal year were lower than the same periods in the previous fiscal year. Both the three and six months ended December 31, 2017, had net market appreciation, primarily in the equity funds, compared to net market depreciation for the three and six months ended December 31, 2016, also primarily in the equity funds. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions). The combined amounts for these two lines for all periods shown were negative, thus contributing to the decline in net assets.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 82 and 80 basis points for the three and six months ended December 31, 2017, respectively, and 70 and 73 basis points for the same periods in the prior year. The average investment management fee for the equity funds was 100 basis points for the three and six months ended December 31, 2017, and 94 and 96 basis points for the same periods in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was 17 and 8 basis points for the three and six months ended December 31, 2017, respectively, compared to nil for the three and six months ended December 31, 2016.

Investment Management Services - Canada

The Company owns a 65 percent controlling interest in the Canadian asset management firm Galileo. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

At December 31, 2017, total Galileo assets under management were $64.8 million versus $128.4 million at December 31, 2016, a decrease of 49.5 percent. During the six months ended December 31, 2017, average assets under management were $57.6 million versus $124.3 million during the six months ended December 31, 2016. Total assets under management at December 31, 2017, were $64.8 million versus $47.8 million at June 30, 2017, the Company’s prior fiscal year end.

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

As of December 31, 2017, the Company held investments with a fair value of approximately $29.8 million and a cost basis of approximately $12.6 million. The fair value of these investments is approximately 66.1 percent of the Company’s total assets. See Note 2 (Investments) for additional detail regarding investment activities. In addition, the Company held other investments of $2.1 million accounted for under the cost method of accounting, $3.3 million in investments accounted for under the equity method of accounting, and $2.2 million in notes receivable.

Investments recorded at fair value were approximately $29.8 million at December 31, 2017, compared to approximately $13.1 million at June 30, 2017, the Company’s prior fiscal year end, which is an increase of approximately $16.7 million. This increase is primarily due to unrealized gain on an available-for-sale security acquired during the current period. See Note 2 (Investments) for further information. In addition, an investment was made in the current period in a Galileo fund that is accounted for under the equity method of accounting and was valued at approximately $3.3 million at December 31, 2017.

RESULTS OF OPERATIONS – Three months ended December 31, 2017, and 2016

The Company posted net income attributable to U.S. Global Investors, Inc. of $749,000 ($0.05 per share) for the three months ended December 31, 2017, compared with net income attributable to U.S. Global Investors, Inc. of $8,000 ($0.00 per share) for the three months ended December 31, 2016, an increase in net income of approximately $741,000. The increase is primarily due to income from an equity method investment.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2017, increased $351,000, or 21.4 percent, compared with the three months ended December 31, 2016. This increase was primarily attributable to the following:

•
Advisory fees increased by $360,000, or 22.9 percent, primarily as a result of performance fees from Galileo clients. Advisory fees are comprised of two components: a base management fee and a performance fee.

•
Base management fees increased $79,000, primarily due to an increase in ETF unitary management fees resulting from an increase in ETF average assets under management, partially offset by a decrease in base fees for USGIF and Galileo clients primarily as a result of lower average assets under management, largely due to shareholder redemptions. The effect of the decline in net assets on base fees for USGIF was offset in the current period by a decline in management fee waivers. Base management fees for the offshore funds decreased due to these funds liquidating in the current year.

•
Performance fees for USGIF paid out in the current period were $192,000 compared to $9,000 in fees paid out in the corresponding period in the prior year, reducing revenue by $183,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Performance fees for Galileo clients received in the current period were $464,000 compared to none in the corresponding period in the prior year, increasing revenue by $464,000. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. The majority of the performance fees recorded in the quarter are annual performance fees calculated at calendar year-end.

•	Administrative services fee revenue decreased by $9,000, or 12.3 percent, due to lower average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2017, increased $266,000, or 14.2 percent, compared with the three months ended December 31, 2016. The change in operating expenses was primarily attributable to an increase in employee compensation and benefits expenses of $241,000, or 26.8 percent, primarily due to increased bonuses and an increase in general and administrative expenses of $51,000, or 5.9 percent, primarily due to increased ETF costs and increased costs by Galileo related to new fund startup costs. This increase was somewhat offset by a decrease in advertising expenses of $24,000, or 47.1 percent, primarily due to decreased ETF marketing.

Other Income

Total consolidated other income for the three months ended December 31, 2017, increased $1.2 million, or 492.4 percent, compared with the three months ended December 31, 2016. The increase was primarily due to an investment made in the quarter ended September 30, 2017, in a Galileo fund that is accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the fund’s net income, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The Galileo fund’s investments are concentrated in a cryptocurrency mining stock. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the valuation of the fund’s investments, and thus the fund’s net income that is included in the Company’s earnings. See further discussion in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. In addition, the Company redeemed a portion of its investment in the fund after December 31, 2017. See further discussion in Note 12, Subsequent Event, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 34 percent to 21 percent. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018, is 28 percent. At December 31, 2017, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made of the one-time transition tax of $17,000, which is included as a component of tax expense in the current quarter. The final transitional impacts of the Act may differ from the initial estimates. Note that the Company currently has net operating loss carryovers in most jurisdictions, including the U.S. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. Deferred taxes of $417,000 were recorded in the Statement of Operations in the current period for USCAN book/tax differences in the balance sheet.

RESULTS OF OPERATIONS – Six months ended December 31, 2017, and 2016

The Company posted net income attributable to U.S. Global Investors, Inc. of $2.0 million ($0.13 per share) for the six months ended December 31, 2017, compared with net income attributable to U.S. Global Investors, Inc. of $271,000 ($0.02 per share) for the six months ended December 31, 2016, an increase in net income of approximately $1.7 million. The increase is primarily due to income from equity method investment, somewhat offset by a decrease in revenues, which was the result of a decrease in assets under management, and an increase in operating expenses as discussed further below.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2017, decreased $140,000, or 3.9 percent, compared with the three months ended December 31, 2016. This decrease was primarily attributable to the following:

•	Advisory fees decreased by $98,000, or 2.8 percent, primarily as a result of lower assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.
•
Base management fees decreased $224,000. Base fees for USGIF and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to shareholder redemptions. Base management fees for the offshore funds decreased due to these funds liquidating in the current year. These decreases were somewhat offset by an increase in ETF unitary management fees due to an increase in ETF average assets under management.

•
Performance fees paid out in the current period were $308,000 compared to $30,000 in fees received in the corresponding period in the prior year, reducing revenue by $338,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•
Performance fees for Galileo clients received in the current period were $464,000 compared to none in the corresponding period in the prior year, increasing revenue by $464,000. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. The majority of the performance fees recorded in the period are annual performance fees calculated at calendar year-end.

•	Administrative services fee revenue decreased by $42,000, or 25.8 percent, due to lower average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2017, increased $285,000, or 7.4 percent, compared with the six months ended December 31, 2016. The change in operating expenses was primarily attributable to an increase in employee compensation and benefits expenses of $155,000, or 8.2 percent, primarily due to increased bonuses, and an increase in general and administrative expenses of $129,000, or 7.4 percent, primarily due to increased ETF costs and increased costs by Galileo related to new fund startup costs.

Other Income

Total consolidated other income for the six months ended December 31, 2017, increased $2.7 million, or 537.5 percent, compared with the six months ended December 31, 2016. The increase was primarily due to an investment made in the quarter ended September 30, 2017, in a Galileo fund that is accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the fund’s net income, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The Galileo fund’s investments are concentrated in a cryptocurrency mining stock. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the valuation of the fund’s investments, and thus the fund’s net income that is included in the Company’s earnings. See further discussion in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. In addition, the Company redeemed a portion of its investment in the fund after December 31, 2017. See further discussion in Note 12, Subsequent Event, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 34 percent to 21 percent. The rate change is effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018, is 28 percent. At December 31, 2017, the Company has not completed its accounting for all of the tax effects of enactment of the Act; however, a reasonable estimate has been made of the one-time transition tax of $17,000, which is included as a component of tax expense in the current quarter. The final transitional impacts of the Act may differ from the initial estimates. Note that the Company currently has net operating loss carryovers in most jurisdictions, including the U.S. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. Deferred taxes of $417,000 were recorded in the Statement of Operations in the current period for USCAN book/tax differences in the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, the Company had net working capital (current assets minus current liabilities) of approximately $13.4 million and a current ratio (current assets divided by current liabilities) of 9.6 to 1. With approximately $3.0 million in cash and cash equivalents and approximately $10.7 million in unrestricted marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $39.0 million, with cash, cash equivalents, and unrestricted marketable securities comprising 30.4 percent of total assets. Approximately $1.4 million in cash in Galileo is included in the amounts above. USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate. However, the Company is still evaluating the provisions of the Tax Cuts and Jobs Act that was enacted in December 2017 and may change its intent to repatriate in the future.

As of December 31, 2017, the Company has no borrowings or long-term liabilities except for deferred taxes. The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 3, 2018, and the Company intends to renew annually. The credit facility is collateralized by $1 million at December 31, 2017, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2017, the credit facility remains unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2018, and management anticipates that the contracts will be renewed. The investment advisory contract between the Company and U.S. Global Jets ETF expires in April 2018, and management anticipates that the contract will be renewed. The investment advisory contract between the Company and U.S. Global GO GOLD and Precious Metal Miners ETF is in its initial two-year term and will not expire until June 2019. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice. The Company’s two offshore clients have completed their respective liquidations, and no fees will be received in the future.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2018, but may be suspended or discontinued at any time. Cash and unrestricted marketable securities of approximately $13.7 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the three and six months ended December 31, 2017, the Company realized a decrease in its USGIF base advisory fee of $192,000 and $308,000, respectively, due to these performance adjustments. For the three and six months ended December 31, 2016, the Company realized a (decrease) increase in its USGIF base advisory fee of ($9,000) and $30,000, respectively, due to these performance adjustments.

Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded performance fees of $464,000 from these clients for three and six months ended December 31, 2017. The majority of the performance fees recorded in the current period are annual performance fees calculated at calendar year-end. Galileo recorded no performance fees from these clients for the three and six months ended December 31, 2016.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of December 31, 2017, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at December 31, 2017	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$7,433	25% increase	$9,291	$1,858
		25% decrease	$5,575	$(1,858)
Available-for-sale securities ²	$22,372	25% increase	$27,965	$4,584
		25% decrease	$16,779	$(4,584)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A substantial portion of the available-for-sale securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $19.1 million at December 31, 2017. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in comprehensive income.

In addition to the Company’s investments in securities recorded at fair value discussed above, the Company also has an equity method investment in the amount of $3.3 million at December 31, 2017. As discussed further in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, this equity method investment is in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. This fund has a concentrated investment in HIVE, which is also held by the Company as described above. This concentration may result in volatility in the valuation of the Galileo Partners Fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Due to the concentrated nature of the fund’s investments, the potential significant volatility in HIVE’s valuation could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings. Subsequent to December 31, 2017, the Company redeemed a portion of its investment in the Galileo Partners Fund. See Note 12, Subsequent Event, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. Galileo’s foreign currency financial statements are translated into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the three and six months ended December 31, 2017, Galileo represented 37.7 percent and 27.8 percent of net operating revenues and 28.7 percent and 11.9 percent of consolidated income before income taxes, and at December 31, 2017, represented 4.7 percent of total assets (see Note 10, Financial Information by Business Segment, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Certain corporate investments, including the Company’s equity method investment, are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2017.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following modifications to risk factors is intended to supplement and should be read along with the discussion of other risk factors which could affect the Company included in Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2017.

Additional Risk Factor:

The Company has exposure to the cryptocurrency markets through its investments.

The Company has invested in a security in the cryptocurrency mining industry through its corporate investments and indirectly through an investment accounted for under the equity method of accounting. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the valuation of the Company’s cryptocurrency-related investments.

Modifications to Risk Factors:

The market price and trading volume of the Company’s class A common stock may be volatile, which could result in rapid and substantial losses for the Company’s stockholders.

(Additional discussion added to risk factor)

In addition, the Company has invested in a security in the cryptocurrency mining industry through its corporate investments and indirectly through an investment accounted for under the equity method of accounting. As discussed above, cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. This volatility may materially impact the Company’s financial statements and thus affect the Company’s common stock market price. In addition, the price of the Company’s common stock may fluctuate to the extent that shareholders invest in the Company’s common stock as a proxy for cryptocurrency. The investing public may be influenced by future anticipated appreciation or depreciation in value of cryptocurrencies or blockchain generally, factors over which the Company has little or no influence or control. The Company’s stock price may also be subject to volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may change over time. The magnitude of cryptocurrency volatility in relation to the broader market is illustrated by the daily standard deviation of the following over the one-year period ended December 31, 2017: the S&P 500 Index – 0.4 percent; gold stocks represented by the NYSE Arca Gold Miners Index – 1.4 percent; Bitcoin – 5.9 percent; and the Company’s class A common stock – 7.1 percent.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10-01-17 to 10-31-17	10,000	$23	$2.29	10,000	$2,679
11-01-17 to 11-31-17	19,748	64	3.26	19,748	2,615
12-01-17 to 12-31-17	7,000	30	4.29	7,000	2,585
Total	36,748	$117	$3.19	36,748

[1]
The Board of Directors of the company approved on December 7, 2012, and renewed on December 12, 2013, December 10, 2014, December 9, 2015, December 6, 2016, and December 5, 2017, a repurchase of up to $2.75 million in each of calendar years 2013, 2014, 2015, 2016, 2017, and 2018, respectively, of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

[2]	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
[3]
The repurchase plan was approved on December 7, 2012, and renewed on December 12, 2013, December 10, 2014, December 9, 2015, December 6, 2016, and December 5, 2017, and will continue through calendar year 2018. The total amount of shares that may be repurchased in 2018 under the renewed program is $2.75 million.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	February 14, 2018	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 14, 2018	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer