Form 10-Q
period 2018-03-31
U S GLOBAL INVESTORS INC
filed 2018-05-10
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

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

On April 27, 2018, there were 13,866,691 shares of Registrant’s class A nonvoting common stock issued and 13,075,705 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,857 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2018	June 30, 2017
(dollars in thousands)	(UNAUDITED)
Current Assets
Cash and cash equivalents	$4,057	$3,958
Restricted cash	1,000	1,000
Investment securities - trading, at fair value	7,147	9,720
Accounts and other receivables	754	520
Note receivable	2,007	1,952
Prepaid expenses	355	315
Total Current Assets	15,320	17,465

Net Property and Equipment	2,030	2,212

Other Assets
Investment securities - available-for-sale, at fair value	12,951	3,401
Other investments	2,217	2,130
Equity method investments	1,160	-
Note receivable, long term	216	234
Other assets, long term	40	78
Total Other Assets	16,584	5,843
Total Assets	$33,934	$25,520
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$134	$118
Accrued compensation and related costs	329	390
Dividends payable	114	114
Other accrued expenses	917	544
Total Current Liabilities	1,494	1,166

Long-Term Liabilities
Deferred tax liability	1,564	-
Total Long-Term Liabilities	1,564	-
Total Liabilities	3,058	1,166

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,691 shares and 13,866,601 shares at March 31, 2018, and June 30, 2017, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,857 shares and 2,068,947 shares at March 31, 2018, and June 30, 2017, respectively	52	52
Additional paid-in-capital	15,648	15,646
Treasury stock, class A shares at cost; 790,986 and 751,303 shares at March 31, 2018, and June 30, 2017, respectively	(1,880)	(1,760)
Accumulated other comprehensive income, net of tax	6,189	264
Retained earnings	9,938	9,321
Total U.S. Global Investors Inc. Shareholders’ Equity	30,294	23,870
Non-Controlling Interest in Subsidiary	582	484
Total Shareholders’ Equity	30,876	24,354
Total Liabilities and Shareholders’ Equity	$33,934	$25,520

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Operating Revenues
Advisory fees	$4,713	$5,064	$1,351	$1,604
Administrative services fees	187	228	66	65
	4,900	5,292	1,417	1,669
Operating Expenses
Employee compensation and benefits	3,024	2,818	983	932
General and administrative	2,785	2,569	923	836
Advertising	126	108	40	28
Depreciation and amortization	183	191	61	64
	6,118	5,686	2,007	1,860
Operating Loss	(1,218)	(394)	(590)	(191)
Other Income (Loss)
Investment income	727	663	275	161
Income (loss) from equity method investments	1,804	-	(927)	-
Other income	26	-	9	-
	2,557	663	(643)	161
Income (Loss) Before Income Taxes	1,339	269	(1,233)	(30)
Provision for Income Taxes
Tax expense (benefit)	284	13	(168)	3
Net Income (Loss)	1,055	256	(1,065)	(33)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	96	18	(5)	-
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$959	$238	$(1,060)	$(33)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.06	$0.02	$(0.07)	$-
Diluted	$0.06	$0.02	$(0.07)	$-

Basic weighted average number of common shares outstanding	15,162,570	15,220,134	15,144,068	15,200,280
Diluted weighted average number of common shares outstanding	15,162,597	15,220,134	15,144,068	15,200,280

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended March 31		Three Months Ended March 31
(dollars in thousands)	2018	2017	2018	2017
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$959	$238	$(1,060)	$(33)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	6,000	175	(7,417)	(194)
Less: reclassification adjustment for gains/losses included in net income	(31)	(15)	-	-
Net change from available-for-sale investments, net of tax	5,969	160	(7,417)	(194)
Foreign currency translation adjustment	(42)	(42)	(113)	12
Other Comprehensive Income (Loss)	5,927	118	(7,530)	(182)
Comprehensive Income (Loss)	6,886	356	(8,590)	(215)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	2	(15)	(16)	4
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$6,884	$371	$(8,574)	$(219)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$1,055	$256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183	191
Net recognized (gain) loss on securities	660	(15)
Investment basis adjustment	(118)	-
Net income from equity method investment	(1,804)	-
Foreign currency transaction gain	(39)	-
Provision for deferred taxes	76	-
Stock bonuses	17	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(275)	(42)
Prepaid and other assets	-	(34)
Trading securities	1,837	384
Accounts payable and accrued expenses	328	(248)
Total adjustments	865	240
Net cash provided by operating activities	1,920	496
Cash Flows from Investing Activities:
Purchase of equity method investment	(826)	-
Purchase of available-for-sale securities	(2,420)	(518)
Purchase of other investments	-	(776)
Proceeds on sale of available-for-sale securities	401	649
Proceeds on sale of equity method investment	1,462	-
Return of capital on investment	32	63
Net cash used in investing activities	(1,351)	(582)
Cash Flows from Financing Activities:
Issuance of common stock	5	4
Repurchases of common stock	(139)	(97)
Dividends paid	(341)	(342)
Net cash used in financing activities	(475)	(435)
Effect of exchange rate changes on cash and cash equivalents	5	(38)
Net increase (decrease) in cash and cash equivalents	99	(559)
Beginning cash and cash equivalents	3,958	3,993
Ending cash and cash equivalents	$4,057	$3,434
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$12
Reinvestment of capital distribution from equity method investment	$32	$-

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”) and, until November 2017, one of the offshore funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $8.6 million at March 31, 2018, and $11.3 million at June 30, 2017.

The Company holds variable interests in two funds advised by Galileo, but these funds do not qualify as VIEs. Since the funds are not VIEs, the Company evaluated if it should consolidate the funds under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the funds and, therefore, does not consolidate the funds. However, the Company owns approximately 26 percent of one fund and 20 percent of the other fund at March 31, 2018, and is considered to have the ability to exercise significant influence. Thus, the investments are accounted for under the equity method of accounting. See further information about these investments in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the nine months ended March 31, 2018, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements and Developments

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of investments in equity securities. It also amends certain presentation and disclosure requirements. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (“ASU 2018-03”) to clarify certain aspects of the guidance in ASU 2016-01. ASU 2018-03 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018; U.S. Global intends to adopt ASU 2018-03 at the same time as ASU 2016-01. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. As indicated, when this standard is adopted, changes in the fair value of the Company’s equity investments classified as available-for-sale will no longer be reported through other comprehensive income, but rather through earnings, causing investment income (loss) to be more volatile. As a significant amount of the Company’s assets are in available-for-sale equity investments, the effect of adoption is currently expected to be material to the Company’s consolidated financial statements. The Company is currently evaluating other potential impacts of this standard on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows entities the option to reclassify tax effects resulting from recording the effects of the Tax Cuts and Jobs Act enacted in December 2017 from accumulated other comprehensive income to retained earnings. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. An entity that adopts the guidance in an annual or interim period after the period of enactment will be able to choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Other Recent Accounting Developments

In December 2017, the Securities and Exchange Commission (“SEC” or “Commission”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) which expresses the Commission’s views regarding application of FASB’s ASC Topic 740 “Income Taxes” in the reporting period that includes December 22, 2017. The Commission indicated that The Tax Cuts and Jobs Act (“the Act”), which was enacted on December 22, 2017, affects companies’ reporting because of the Act’s changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. ASC Topic 740 provides accounting and disclosure guidance on accounting for income taxes under U.S. GAAP. This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. ASC Topic 740 also addresses the accounting for income taxes upon a change in tax laws or tax rates. The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets. The Commission issued SAB 118 to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. A company’s financial statements that include the reporting period in which the Act was enacted must first reflect the income tax effects of the Act in which the accounting under ASC Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which the company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined. U.S. Global has revalued its deferred tax assets and liabilities as of the date of enactment and has considered the provisions of SAB 118 related to incomplete or provisional amounts. See further discussion in Note 8.

NOTE 2. INVESTMENTS

As of March 31, 2018, the Company held investments with a fair value of approximately $20.1 million and a cost basis of approximately $12.4 million. The fair value of these investments is approximately 59.2 percent of the Company’s total assets. In addition, the Company held other investments of $2.2 million accounted for under the cost method of accounting and investments of approximately $1.2 million accounted for under the equity method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of March 31, 2018, and June 30, 2017.

	March 31, 2018
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$6,785	$18	$(30)	$6,773
Mutual funds - Domestic equity	535	-	(161)	374
Other	45	-	(45)	-
Offshore fund	-	-	-	-
Total trading securities	7,365	18	(236)	7,147
Available-for-sale securities[2]
Common stock - Domestic	-	-	-	-
Common stock - International	2,554	7,361	(76)	9,839
Corporate debt[3]	1,086	625	-	1,711
Mutual funds - Fixed income	1,000	-	(14)	986
Mutual funds - Domestic equity	394	21	-	415
Other	-	-	-	-
Total available-for-sale securities[4]	5,034	8,007	(90)	12,951
Total securities at fair value	$12,399	$8,025	$(326)	$20,098

	June 30, 2017
(dollars in thousands)	Cost	Gains	(Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$8,884	$50	$(7)	$8,927
Mutual funds - Domestic equity	535	-	(157)	378
Other	45	-	(45)	-
Offshore fund	1,184	-	(769)	415
Total trading securities	10,648	50	(978)	9,720
Available-for-sale securities[2]
Common stock - Domestic	109	4	-	113
Common stock - International	191	12	-	203
Corporate debt[3]	1,042	427	-	1,469
Mutual funds - Fixed income	1,148	1	(5)	1,144
Mutual funds - Domestic equity	394	12	-	406
Other	56	10	-	66
Total available-for-sale securities[4]	2,940	466	(5)	3,401
Total securities at fair value	$13,588	$516	$(983)	$13,121

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.
[3]	Corporate debt has stated maturity in 2024, but issuer has issued notice that it intends to redeem early, as discussed below and in Note 12, Subsequent Events.
[4]	Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of March 31, 2018, are $7,917 and $6,430, respectively, and as of June 30, 2017, are $461 and $461, respectively.

On March 31, 2018, the Company had $8.5 million at fair value invested in USGIF. These investments were included in the Consolidated Balance Sheets and the table above as “trading securities” and “available-for-sale securities.”

The Company had an available-for-sale investment in corporate debt securities valued at approximately $1.7 million as of March 31, 2018, based on a quoted price on the reporting date, and scheduled to mature in 2024. Subsequent to March 31, 2018, the issuer of the corporate debt issued notice that it intends to redeem these debt securities early at par value in May 2018. See further discussion in Note 12, Subsequent Events.

Investment income can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings for the periods discussed:

	Nine Months Ended		Three Months Ended
(dollars in thousands)	March 31,		March 31,
Investment Income	2018	2017	2018	2017
Realized gains on sales of available-for-sale securities	$31	$31	$-	$-
Realized losses on sales of trading securities	(736)	-	-	-
Unrealized gains (losses) on trading securities	710	16	(36)	42
Realized foreign currency gains (losses)	(15)	(25)	4	(20)
Other-than-temporary declines in available-for-sale securities	-	(16)	-	-
Dividend and interest income	737	657	307	139
Total Investment Income	$727	$663	$275	$161

Proceeds from the sales of available-for-sale investments were approximately $401,000 and $649,000, for the nine months ended March 31, 2018, and March 31, 2017, respectively. There were no sales of available-for-sale investments for the three months ended March 31, 2018, or March 31, 2017, respectively. Gross gains on the sale of available-for-sale investments were $37,000 and $34,000 for the nine months ended March 31, 2018, and March 31, 2017, respectively. Gross losses on the sale of available-for-sale investments were $6,000 and $3,000, for the nine months ended March 31, 2018, and March 31, 2017, respectively. Realized gains and losses on the sale of available-for-sale investments are reclassified from other comprehensive income into investment income.

There were no impairment losses for the three and nine months ended March 31, 2018, or the three months ended March 31, 2017. Included in investment income were other-than temporary declines in value on available-for-sale securities of approximately $16,000 for the nine months ended March 31, 2017. During the nine months ended March 31, 2017, impairment losses resulted from fair values of securities being lower than book value, and two securities with a combined cost basis of $98,000 were written down to a combined fair value of $82,000. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than cost basis, financial condition and prospects of the issuers and the Company’s ability to hold the investment until recovery.

Unrealized Losses

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company reviewed the gross unrealized losses shown as of March 31, 2018, and determined that the losses were not other-than-temporary based on consideration of the nature of the investment and the cause, severity and duration of the loss.

March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	58	(76)	-	-	58	(76)
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	986	(14)	-	-	986	(14)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$1,044	$(90)	$-	$-	$1,044	$(90)

June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	-	-	95	(5)	95	(5)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$-	$-	$95	$(5)	$95	$(5)

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

The following presents fair value measurements, as of March 31, 2018, and June 30, 2017, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	March 31, 2018
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$6,773	$-	$-	$6,773
Mutual funds - Domestic equity	374	-	-	374
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]	-	-	-	-
Total trading securities	7,147	-	-	7,147
Available-for-sale securities
Common stock - Domestic	-	-	-	-
Common stock - International	9,839	-	-	9,839
Corporate debt	1,711	-	-	1,711
Mutual funds - Fixed income	986	-	-	986
Mutual funds - Domestic equity	415	-	-	415
Other	-	-	-	-
Total available-for-sale securities	12,951	-	-	12,951
Total securities at fair value	$20,098	$-	$-	$20,098

	June 30, 2017
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$8,927	$-	$-	$8,927
Mutual funds - Domestic equity	378	-	-	378
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]	-	-	-	415
Total trading securities	9,305	-	-	9,720
Available-for-sale securities
Common stock - Domestic	113	-	-	113
Common stock - International	203	-	-	203
Corporate debt	1,469	-	-	1,469
Mutual funds - Fixed income	1,144	-	-	1,144
Mutual funds - Domestic equity	406	-	-	406
Other	66	-	-	66
Total available-for-sale securities	3,401	-	-	3,401
Total securities at fair value	$12,706	$-	$-	$13,121

[1]
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

As of March 31, 2018, and June 30, 2017, 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1. The Company recognizes transfers between levels at the end of each quarter.

During the quarter ended September 30, 2017, the Company invested in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The original restriction on resale on the shares until January 2018 was extended to mid-March 2018 to facilitate additional share offerings by HIVE. Although the shares are no longer restricted for resale as of March 31, 2018, they continue to be subject to Canadian securities regulations. The investment, classified as available-for-sale, was valued at approximately $9.8 million at March 31, 2018, based on the quoted market price and is classified as Level 1 in the fair value hierarchy. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in comprehensive income. Two unit trust investment funds managed by Galileo, described below under Investments Classified as Equity Method, also hold common shares of HIVE. The Company had a direct ownership of HIVE of approximately 3.3 percent as of March 31, 2018, and a combined direct and indirect ownership of HIVE of approximately 3.7 percent as of March 31, 2018. Frank Holmes is the non-executive chairman of HIVE and held shares and options at March 31, 2018.

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

Investments Classified as Equity Method

During the quarter ended September 30, 2017, the Company, through USCAN, invested approximately $500,000 in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. This fund’s primary investment is in HIVE, the same company described above that the Company has also invested in directly; the fund held approximately 5.0 million common shares of HIVE as of March 31, 2018. This concentration may result in volatility in the valuation of the Galileo Partners Fund. From acquisition through January 31, 2018, the Company owned approximately 30 percent of Galileo Partners Fund. Since redeeming a portion of its investment on January 31, 2018, the Company’s ownership has ranged between approximately 23 percent and 26 percent. The Company owns approximately 26 percent at March 31, 2018. The Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income (loss) for the three and nine months ending March 31, 2018, is ($840,000) and $1.9 million, respectively, of equity method income (loss) of Galileo Partners Fund.

Effective January 31, 2018, a portion of the investment in the fund was redeemed (sold) for proceeds of approximately $1.5 million. As the Company had recorded its proportional shares of the fund’s net income under the equity method of accounting, the proceeds reduced the carrying value of the investment. The Company’s investment in the fund was valued at approximately $936,000 at March 31, 2018. Frank Holmes also directly held an investment in the fund as of March 31, 2018.

Summarized income statement information on the Galileo Partners Fund since the Company’s investment is as follows:

Galileo Partners Fund
Summary Financial Information
For the Period from August 31, 2017 (investment) to March 31, 2018
(dollars in thousands)
Realized gains on sales of investments	$4,467
Unrealized gains on investments	2,441
Fund fees and expenses, including performance fees	(1,762)
Net income of fund	$5,146

Company's share of income from equity method investment	$1,891

During the quarter ended March 31, 2018, the Company, through USCAN, invested approximately $325,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. One of this fund’s investments, but not its primary investment, is in HIVE, the same company described above that the Company has also invested in directly; the fund held approximately 95,000 common shares and warrants of HIVE as of March 31, 2018. This concentration in technology and blockchain companies may result in volatility in the valuation of the Galileo Technology and Blockchain Fund. The Company owns approximately 20 percent of Galileo Technology and Blockchain Fund, and the company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three and nine months ending March 31, 2018, is ($87,000) and ($87,000), respectively, of equity method income of Galileo Technology and Blockchain Fund. The Company’s investment in the fund was valued at approximately $224,000 at March 31, 2018. Frank Holmes also directly held an investment in the fund as of March 31, 2018.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. The Company recorded base advisory fees from USGIF totaling $1.1 million and $3.4 million, respectively, for the three and nine months ended March 31, 2018, compared with $1.2 million and $3.8 million, respectively, for the corresponding periods in the prior fiscal year.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the three and nine months ended March 31, 2018, the Company realized a decrease in its base advisory fees from USGIF of $138,000 and $445,000, respectively. For the three and nine months ended March 31, 2017, the Company realized a (decrease) increase in its base advisory fees from USGIF of ($16,000) and $14,000, respectively.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2019. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and nine months ended March 31, 2018, were $148,000 and $482,000, respectively, compared with $218,000 and $764,000, respectively, for the corresponding periods in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on the average daily net assets at an annual rate 0.05 percent per investor class and 0.04 percent per institutional class of each fund.

The Company also serves as investment advisor to two exchange-traded funds (ETFs). The U.S. Global Jets ETF commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded ETF advisory fees totaling $165,000 and $534,000, respectively, for the three and nine months ended March 31, 2018, compared with $98,000 and $239,000, respectively, for the corresponding periods in the prior fiscal year.

The Company provided advisory services for offshore clients and receives advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from these clients of $0 and $3,000, respectively, for the three and nine months ended March 31, 2018, compared with $34,000 and $102,000, respectively, for the corresponding periods in the prior fiscal year. The Company recorded no performance fees from these clients for the three and nine months ended March 31, 2018, and 2017. Frank Holmes, CEO, served as a director of the offshore clients. The offshore clients completed their respective liquidations in the second quarter of fiscal year 2018.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $246,000 and $752,000, respectively, for the three and nine months ended March 31, 2018, compared with $285,000 and $887,000, respectively, for the corresponding periods in the prior fiscal year. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded performance fees of $0 and $464,000, respectively, from these clients for the three and nine months ended March 31, 2018. The majority of the performance fees recorded in the current fiscal year are annual performance fees calculated at calendar year-end. Galileo recorded no performance fees for the three and nine months ended March 31, 2017. On September 29, 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOGO), on the Toronto Stock Exchange. Galileo also started accepting purchases in its Partners Fund, a unit trust investment fund, in June 2017 and launched its Technology and Blockchain Fund, also a unit trust investment fund, in November 2017.

As of March 31, 2018, the Company had $548,000 in receivables from fund clients, of which $303,000 was from USGIF, $188,000 from Galileo clients and $57,000 from ETFs.

NOTE 4. NOTES RECEIVABLE

The Company has invested in notes receivable consisting of two promissory notes. One note with a principal amount of $2 million was entered into with an unrelated third party in June 2016 with a one-year maturity. As allowed by the agreement, in June 2017, the initial maturity was extended one-year to June 2018, and the Company received a $50,000 extension fee and all interest to date. The fee, which is included in Notes Receivable in current assets on the balance sheet, is amortized to interest income using the interest method over the remaining term of the note. The note bears interest at 12 percent, with 10 percent payable monthly and 2 percent payable at maturity. In case of prepayment, there would be a penalty for the amount of lost interest. The balance of this note was approximately $2.0 million at March 31, 2018, and June 30, 2017. This note receivable was paid in full subsequent to March 31, 2018, as discussed in Note 12, Subsequent Events.

The other note of $234,000 is with an unrelated third party, has an annual interest rate of 15 percent and matures in 2021. Interest is paid monthly. Principal repayments are scheduled to start in February 2019. The balance of this note was $234,000 at March 31, 2018, with $18,000 included in Notes Receivable in current assets and $216,000 as Note Receivable, long term, and $234,000 in Note Receivable, long term at June 30, 2017.

The Company considered the credit quality of the other parties and determined that no allowance for credit losses is necessary.

NOTE 5. BORROWINGS

As of March 31, 2018, the Company has no borrowings or long-term liabilities except for deferred taxes.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2018, and the Company intends to renew annually. The credit facility is collateralized by $1 million at March 31, 2018, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2018, the credit facility remains unutilized by the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid for July 2017 through March 2018 and is authorized through June 2018, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2018. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2018, the Company repurchased 2,000 and 47,947 class A shares using cash of $8,000 and $139,000, respectively. For the three and nine months ended March 31, 2017, the Company repurchased 9,879 and 57,431 class A shares using cash of $17,000 and $97,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 4,000 options outstanding and 2,000 options exercisable at March 31, 2018, at a weighted average exercise price of $7.53 and $12.31, respectively. During the three months ended March 31, 2018, 2,000 options with an exercise price of $2.74 were granted with a fair value, net of tax, of approximately $4,000. The options granted in fiscal 2018 will vest in six months in September 2018. There were no options exercised or forfeited for the nine months ended March 31, 2018.

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. Stock-based compensation expense is recorded for the cost of stock options. There was no stock-based compensation expense for the three and nine months ended March 31, 2018, and 2017. As of March 31, 2018, there was approximately $4,000 in unrecognized share-based compensation cost related to share-based compensation granted under the plans that will be recognized over the remainder of the vesting period. As of March 31, 2017, there was no unrecognized share-based compensation cost related to share-based compensation granted under the plans.

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

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net Income (Loss)	$1,055	$256	$(1,065)	$(33)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	96	18	(5)	-
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$959	$238	$(1,060)	$(33)

Weighted average number of outstanding shares
Basic	15,162,570	15,220,134	15,144,068	15,200,280
Effect of dilutive securities
Employee stock options	27	-	-	-
Diluted	15,162,597	15,220,134	15,144,068	15,200,280

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.06	$0.02	$(0.07)	$-
Diluted	$0.06	$0.02	$(0.07)	$-

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended March 31, 2018, 4,000 options were excluded from diluted EPS. For the nine months ended March 31, 2018, 2,000 options were excluded from diluted EPS. For the three and nine months ended March 31, 2017, 2,000 options were excluded from diluted EPS.

During the three and nine months ended March 31, 2018, and 2017, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

At March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The final transitional impacts of the Act may differ from the initial estimates.

Provisional amounts

Deferred tax assets and liabilities: Certain domestic-related deferred tax assets and liabilities were remeasured in the second quarter of fiscal 2018 based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The remeasurement at the lower tax rate on domestic-related deferred tax assets and liabilities resulted in a deferred tax benefit of approximately $1.4 million. However, the Company is still analyzing certain aspects of the Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As a valuation allowance is recorded for the full amount of these net deferred tax assets, the remeasurement of the net deferred tax assets was offset by a corresponding remeasurement of the valuation allowance.

Foreign tax effects: The one-time transition tax is based on total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax for foreign subsidiaries of $17,000. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculations are finalized. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

For federal income tax purposes at March 31, 2018, the Company has charitable contribution carryovers totaling approximately $128,000, with $66,000 expiring in fiscal year 2018, $34,000 expiring in fiscal year 2019, $19,000 expiring in fiscal year 2020, $5,000 expiring in fiscal year 2021, and $4,000 expiring in fiscal year 2023. The Company has federal net operating loss carryovers of $4.1 million with $1.4 million expiring in fiscal year 2035 and $2.7 million expiring in fiscal year 2036. For Canadian income tax purposes, Galileo has net operating loss carryovers of $88,000 expiring in fiscal 2036. If certain changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At March 31, 2018, and June 30, 2017, a valuation allowance of $1.8 million and $3.3 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Nine Months Ended March 31, 2018
Balance at June 30, 2017	$461	$(197)	$264
Other comprehensive income (loss) before reclassifications	7,487	(44)	7,443
Tax effect	(1,487)	-	(1,487)
Amount reclassified from AOCI	(31)	-	(31)
Tax effect	-	-	-
Net other comprehensive income (loss) for nine months ended March 31, 2018	5,969	(44)	5,925
Balance at March 31, 2018	$6,430	$(241)	$6,189

Three Months Ended March 31, 2018
Balance at December 31, 2017	$13,847	$(144)	$13,703
Other comprehensive income (loss) before reclassifications	(9,436)	(97)	(9,533)
Tax effect	2,019	-	2,019
Amount reclassified from AOCI	-	-	-
Tax effect	-	-	-
Net other comprehensive income (loss) for quarter	(7,417)	(97)	(7,514)
Balance at March 31, 2018	$6,430	$(241)	$6,189

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Nine Months Ended March 31, 2017
Balance at June 30, 2016	$45	$(194)	$(149)
Other comprehensive income (loss) before reclassifications	175	(27)	148
Tax effect	-	-	-
Amount reclassified from AOCI	(15)	-	(15)
Tax effect	-	-	-
Net other comprehensive income (loss) for nine months ended March 31, 2017	160	(27)	133
Balance at March 31, 2017	$205	$(221)	$(16)

Three Months Ended March 31, 2017
Balance at December 31, 2016	$399	$(229)	$170
Other comprehensive income (loss) before reclassifications	(194)	8	(186)
Tax effect	-	-	-
Amount reclassified from AOCI	-	-	-
Tax effect	-	-	-
Net other comprehensive income (loss) for quarter	(194)	8	(186)
Balance at March 31, 2017	$205	$(221)	$(16)

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and ETF clients; investment management services in Canada; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Nine months ended March 31, 2018
Net operating revenues	$3,684	$1,216	$-	$4,900
Net other income	$14	$12	$2,531	$2,557
Income (loss) before income taxes	$(1,455)	$270	$2,524	$1,339
Depreciation and amortization	$174	$9	$-	$183
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at March 31, 2018	$4,985	$1,908	$27,041	$33,934
Deferred tax asset				$-
Consolidated total assets at March 31, 2018				$33,934
Nine months ended March 31, 2017
Net operating revenues	$4,405	$887	$-	$5,292
Net other income	$-	$-	$663	$663
Income (loss) before income taxes	$(413)	$36	$646	$269
Depreciation and amortization	$179	$12	$-	$191
Capital expenditures	$-	$-	$-	$-
Three months ended March 31, 2018
Net operating revenues	$1,171	$246	$-	$1,417
Net other income (loss)	$6	$2	$(651)	$(643)
Income (loss) before income taxes	$(1,856)	$(35)	$658	$(1,233)
Depreciation and amortization	$58	$3	$-	$61
Capital expenditures	$-	$-	$-	$-
Three months ended March 31, 2017
Net operating revenues	$1,384	$285	$-	$1,669
Net other income	$-	$-	$161	$161
Income (loss) before income taxes	$(190)	$6	$154	$(30)
Depreciation and amortization	$60	$4	$-	$64
Capital expenditures	$-	$-	$-	$-

Net operating revenues from investment management services includes operating revenues from USGIF of $1.0 million and $3.1 million, respectively, for the three and nine months ended March 31, 2018, and $1.3 million and $4.1 million, respectively, for the three and nine months ended March 31, 2017. Net operating revenues from investment management services also include operating revenues from ETF clients of $165,000 and $534,000, respectively, for the three and nine months ended March 31, 2018, and $98,000 and $239,000, respectively, for the three and nine months ended March 31, 2017.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $243,000 and $1.2 million, respectively, for the three and nine months ended March 31, 2018, and $215,000 and $663,000, respectively, for the three and nine months ended March 31, 2017, and from other significant advisory clients of $66,000 and $214,000, respectively, for the three and nine months ended March 31, 2017.

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

The Board has authorized a monthly dividend of $0.0025 per share through June 2018, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2018 is approximately $114,000.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the note receivable discussed in Note 4, Notes Receivable, with a principal amount of $2 million was paid off prior to its scheduled maturity. Proceeds were received for the principal and all accrued interest, and no gain or loss was realized.

In addition, as of March 31, 2018, the Company had an available-for-sale investment in corporate debt securities valued at approximately $1.7 million and scheduled to mature in 2024, as discussed in Note 2, Investments. Subsequent to March 31, 2018, the issuer of the corporate debt issued notice that it intends to redeem these debt securities early at par value in May 2018. The effects of this early redemption will be recorded in the quarter ended June 30, 2018.

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

At March 31, 2018, total assets under management, including USGIF, ETF clients and offshore clients, were $639.1 million versus $697.3 million at March 31, 2017, a decrease of 8.3 percent. During the nine months ended March 31, 2018, average assets under management were $687.9 million versus $757.1 million during the nine months ended March 31, 2017. Total assets under management as of period-end at March 31, 2018, including USGIF, ETF clients and offshore clients, were $639.1 million versus $711.9 million at June 30, 2017, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three and nine months ended March 31, 2018, and 2017:

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2018			2017
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$442,916	$136,500	$579,416	$525,778	$177,242	$703,020
Market appreciation (depreciation)	15,960	(60)	15,900	(21,064)	(1,066)	(22,130)
Dividends and distributions	(34,480)	(982)	(35,462)	(7,722)	(1,238)	(8,960)
Net shareholder redemptions	(13,503)	(23,070)	(36,573)	(23,550)	(34,389)	(57,939)
Ending Balance	$410,893	$112,388	$523,281	$473,442	$140,549	$613,991

Average investment management fee	0.98%	0.07%	0.79%	0.97%	0.01%	0.74%
Average net assets	$454,253	$114,762	$569,015	$522,191	$165,256	$687,447

	Changes in Assets Under Management
	Three Months Ended March 31,
	2018			2017
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$447,442	$118,547	$565,989	$450,011	$152,095	$602,106
Market appreciation (depreciation)	(20,406)	(80)	(20,486)	24,473	879	25,352
Dividends and distributions	-	(321)	(321)	-	(339)	(339)
Net shareholder redemptions	(16,143)	(5,758)	(21,901)	(1,042)	(12,086)	(13,128)
Ending Balance	$410,893	$112,388	$523,281	$473,442	$140,549	$613,991

Average investment management fee	1.00%	0.04%	0.79%	0.98%	0.00%	0.75%
Average net assets	$438,514	$107,976	$546,490	$493,173	$147,143	$640,316

As shown above, period-end assets under management were lower at March 31, 2018, compared to March 31, 2017. Also, average net assets for the three- and nine-month periods in the current fiscal year were lower than the same periods in the previous fiscal year. The nine months ended March 31, 2018, had net market appreciation, primarily in the equity funds, compared to net market depreciation for the nine months ended March 31, 2017, also primarily in the equity funds. The three months ended March 31, 2018, had net market depreciation, primarily in the equity funds, compared to net market appreciation for the three months ended March 31, 2017, also primarily in the equity funds. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder redemptions. There were net shareholder redemptions for all periods shown, also contributing to the decline in net assets.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 79 basis points for the three and nine months ended March 31, 2018, and 75 and 74 basis points for the same periods in the prior year. The average investment management fee for the equity funds was 100 and 98 basis points for the three and nine months ended March 31, 2018, respectively, and 98 and 97 basis points for the same periods in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was 4 and 7 basis points for the three and nine months ended March 31, 2018, respectively, compared to nil and 1 basis point for the three and nine months ended March 31, 2017, respectively.

Investment Management Services - Canada

The Company owns a 65 percent controlling interest in the Canadian asset management firm Galileo. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

At March 31, 2018, total Galileo assets under management were $52.6 million versus $99.1 million at March 31, 2017, a decrease of 46.9 percent. During the nine months ended March 31, 2018, average assets under management were $58.2 million versus $122.4 million during the nine months ended March 31, 2017. Total assets under management at March 31, 2018, were $52.6 million versus $47.8 million at June 30, 2017, the Company’s prior fiscal year end.

On September 29, 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOGO), on the Toronto Stock Exchange. Galileo also started accepting purchases in its Partners Fund, a unit trust investment fund, in June 2017 and launched its Technology and Blockchain Fund, also a unit trust investment fund, in November 2017.

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

As of March 31, 2018, the Company held investments with a fair value of approximately $20.1 million and a cost basis of approximately $12.4 million. The fair value of these investments is approximately 59.2 percent of the Company’s total assets. In addition, the Company held other investments of $2.2 million accounted for under the cost method of accounting, $1.2 million in investments accounted for under the equity method of accounting, and $2.2 million in notes receivable.

Investments recorded at fair value were approximately $20.1 million at March 31, 2018, compared to approximately $13.1 million at June 30, 2017, the Company’s prior fiscal year end, which is an increase of approximately $7.0 million. This increase is primarily due to unrealized gain on an available-for-sale security acquired during the current period. In addition, investments were made in the current fiscal year in two Galileo funds that are accounted for under the equity method of accounting and valued in total at approximately $1.2 million at March 31, 2018. See Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2018, and 2017

The Company posted net loss attributable to U.S. Global Investors, Inc. of $1.1 million ($0.07 per share loss) for the three months ended March 31, 2018, compared with a net loss attributable to U.S. Global Investors, Inc. of $33,000 ($0.00 per share loss) for the three months ended March 31, 2017, an increase in net loss of approximately $1 million. The increase in loss is primarily due to a current quarter loss from equity method investments and a decrease in revenues, which was the result of a decrease in assets under management.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2018, decreased $252,000, or 15.1 percent, compared with the three months ended March 31, 2017. This decrease was primarily attributable to the following:

•
Advisory fees decreased by $253,000, or 15.8 percent, primarily as a result of lower assets under management and negative performance fees. Advisory fees are comprised of two components: a base management fee and a performance fee.

•
Base management fees decreased $131,000. Base fees for USGIF and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to market depreciation and shareholder redemptions. Base management fees for the offshore funds decreased due to these funds liquidating in the current year. These decreases were somewhat offset by an increase in ETF unitary management fees due to an increase in ETF average assets under management.

•
Performance fees for USGIF paid out in the current period were $138,000 compared to $16,000 in fees paid out in the corresponding period in the prior year, reducing revenue by $122,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2018, increased $147,000, or 7.9 percent, compared with the three months ended March 31, 2017. The change in operating expenses was primarily attributable to an increase in employee compensation and benefits expenses of $51,000, or 5.5 percent, primarily due to increased bonuses, and an increase in general and administrative expenses of $87,000, or 10.4 percent, primarily due to increased ETF costs and travel expenses. Advertising expense also increased by $12,000, or 42.9 percent, primarily due to increased ETF marketing.

Other Income

Total consolidated other income for the three months ended March 31, 2018, decreased $804,000, or 499.4 percent, compared with the three months ended March 31, 2017. The decrease was primarily due to investments made in fiscal 2018 in two Galileo funds that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of each fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The Galileo funds’ investments are concentrated in cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the valuation of the funds’ investments, and thus the funds’ net income or loss that is included in the Company’s earnings. The loss from these equity method investments for the three months ended March 31, 2018, was $927,000. See further discussion on these equity method investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Somewhat offsetting this loss was an increase in investment income of $114,000, or 70.8 percent.

Provision for Income Taxes

A tax benefit of $168,000 was recorded for the three months ended March 31, 2018, compared to a tax expense of $3,000 for the three months ended March 31, 2017. Note that the Company currently has net operating loss carryovers in most jurisdictions, including the U.S. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax benefit in the current quarter is primarily the result of a decline in valuation of certain investments held by U.S. Global Investors (Canada), in particular the equity method investments, which reduced the related deferred tax liability.

RESULTS OF OPERATIONS – Nine months ended March 31, 2018, and 2017

The Company posted net income attributable to U.S. Global Investors, Inc. of $959,000 ($0.06 per share) for the nine months ended March 31, 2018, compared with net income attributable to U.S. Global Investors, Inc. of $238,000 ($0.02 per share) for the nine months ended March 31, 2017, an increase in net income of approximately $721,000, or 302.9 percent. The increase is primarily due to income from equity method investments, somewhat offset by a decrease in revenues, which was the result of a decrease in assets under management, and an increase in expenses as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2018, decreased $392,000, or 7.4 percent, compared with the nine months ended March 31, 2017. This decrease was primarily attributable to the following:

•	Advisory fees decreased by $351,000, or 6.9 percent, primarily as a result of lower assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.
•
Base management fees decreased $356,000. Base fees for USGIF and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to shareholder redemptions. Base management fees for the offshore funds decreased due to these funds liquidating in the current year. These decreases were somewhat offset by an increase in ETF unitary management fees due to an increase in ETF average assets under management.

•
Performance fees for USGIF paid out in the current period were $445,000 compared to $14,000 in fees received in the corresponding period in the prior year, reducing revenue by $459,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

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

•	Administrative services fee revenue decreased by $41,000, or 18.0 percent, due to lower average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2018, increased $432,000, or 7.6 percent, compared with the nine months ended March 31, 2017. The change in operating expenses was primarily attributable to an increase in employee compensation and benefits expenses of $206,000, or 7.3 percent, primarily due to increased bonuses, and an increase in general and administrative expenses of $216,000, or 8.4 percent, primarily due to increased ETF costs and increased costs by Galileo related to new fund startup costs.

Other Income

Total consolidated other income for the nine months ended March 31, 2018, increased $1.9 million, or 285.7 percent, compared with the nine months ended March 31, 2017. The increase was primarily due to investments made in fiscal 2018 in two Galileo funds that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of each fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The Galileo funds’ investments are concentrated in cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the valuation of the funds’ investments, and thus the funds’ net income or loss that is included in the Company’s earnings. Income from these equity method investments for the nine months ended March 31, 2018, was $1.8 million. See further discussion on these equity method investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

Tax expense was $284,000 for the nine months ended March 31, 2018, compared to tax expense of $13,000 for the nine months ended March 31, 2017. Note that the Company currently has net operating loss carryovers in most jurisdictions, including the U.S. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax expense in the current year is primarily the result of increases in valuation of certain investments held by U.S. Global Investors (Canada), in particular the equity method investments, which increased the related deferred tax liability.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 34 percent to 21 percent. The rate change was effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018, is 28 percent. At March 31, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; and final transitional impacts of the Act may differ from the initial estimates.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, the Company had net working capital (current assets minus current liabilities) of approximately $13.8 million and a current ratio (current assets divided by current liabilities) of 10.3 to 1. With approximately $4.1 million in cash and cash equivalents and approximately $20.1 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $30.3 million, with cash, cash equivalents, and marketable securities comprising 71.2 percent of total assets. Approximately $1.6 million in cash in Galileo is included in the amounts above. USGI would be required to accrue and pay taxes to repatriate (i.e., bring back into the U.S.) these funds, and there is no current intention to repatriate. However, the Company is still evaluating the provisions of the Tax Cuts and Jobs Act that was enacted in December 2017 and may change its intent to repatriate in the future.

As of March 31, 2018, the Company has no borrowings or long-term liabilities except for deferred taxes. The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2018, and the Company intends to renew annually. The credit facility is collateralized by $1 million at March 31, 2018, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2018, the credit facility remains unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2018, and management anticipates that the contracts will be renewed. The investment advisory contract between the Company and U.S. Global Jets ETF expires in April 2019, and management anticipates that the contract will be renewed. The investment advisory contract between the Company and U.S. Global GO GOLD and Precious Metal Miners ETF is in its initial two-year term and will not expire until June 2019. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice. The Company’s two offshore clients completed their respective liquidations in the second quarter of fiscal 2018, and no fees will be received in the future.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2018, but may be suspended or discontinued at any time. Cash and marketable securities of approximately $24.2 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the three and nine months ended March 31, 2018, the Company realized a decrease in its USGIF base advisory fee of $138,000 and $445,000, respectively, due to these performance adjustments. For the three and nine months ended March 31, 2017, the Company realized a (decrease) increase in its USGIF base advisory fee of ($16,000) and $14,000, respectively, due to these performance adjustments.

Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded performance fees of $0 and $464,000 from these clients for the three and nine months ended March 31, 2018, respectively. The majority of the performance fees recorded in the current period are annual performance fees calculated at calendar year-end. Galileo recorded no performance fees from these clients for the three and nine months ended March 31, 2017.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of March 31, 2018, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at March 31, 2018	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$7,147	25% increase	$8,934	$1,787
		25% decrease	$5,360	$(1,787)
Available-for-sale securities ²	$12,951	25% increase	$16,189	$2,722
		25% decrease	$9,713	$(2,722)

[1]	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
[2]	Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A substantial portion of the available-for-sale securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $9.8 million at March 31, 2018. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in comprehensive income.

In addition to the Company’s investments in securities recorded at fair value discussed above, the Company also has an equity method investment in Galileo Partners Fund in the amount of $936,000 million at March 31, 2018. As discussed further in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo, has a concentrated investment in HIVE, which is also held by the Company as described above. This concentration may result in volatility in the valuation of the Galileo Partners Fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Due to the concentrated nature of the fund’s investments, the potential significant volatility in HIVE’s valuation could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

The Company also has an equity method investment in Galileo Technology and Blockchain Fund in the amount of $224,000 million at March 31, 2018. As discussed further in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo, also has an investment in HIVE, which is also held by the Company as described above, as well as other investments in the cryptocurrency mining industry. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. Galileo’s foreign currency financial statements are translated into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the three and nine months ended March 31, 2018, Galileo represented 17.4 percent and 24.8 percent of net operating revenues and 2.8 percent and 20.2 percent of consolidated income (loss) before income taxes, and at March 31, 2018, represented 5.6 percent of total assets (see Note 10, Financial Information by Business Segment, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Certain corporate investments, including the Company’s equity method investment, are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has invested in a security in the cryptocurrency mining industry through its corporate investments and indirectly through investments accounted for under the equity method of accounting. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the valuation of the Company’s cryptocurrency-related investments.

Modifications to Risk Factors:

The market price and trading volume of the Company’s class A common stock may be volatile, which could result in rapid and substantial losses for the Company’s stockholders.

*Additional discussion added to risk factor

In addition, the Company has invested in a security in the cryptocurrency mining industry through its corporate investments and indirectly through investments accounted for under the equity method of accounting. As discussed above, cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. This volatility may materially impact the Company’s financial statements and thus affect the Company’s common stock market price. In addition, the price of the Company’s common stock may fluctuate to the extent that shareholders invest in the Company’s common stock as a proxy for cryptocurrency. The investing public may be influenced by future anticipated appreciation or depreciation in value of cryptocurrencies or blockchain generally, factors over which the Company has little or no influence or control. The Company’s stock price may also be subject to volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may change over time. The magnitude of cryptocurrency volatility in relation to the broader market is illustrated by the daily standard deviation of the following over the one-year period ended March 31, 2018: the S&P 500 Index – 0.7 percent; gold stocks represented by the NYSE Arca Gold Miners Index – 1.3 percent; Bitcoin – 6.0 percent; and the Company’s class A common stock – 7.2 percent.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-18 to 01-31-18	2,000	$8	$3.80	2,000	$2,742
02-01-18 to 02-28-18	-	-	N/A	-	2,742
03-01-18 to 03-31-18	-	-	N/A	-	2,742
Total	2,000	$8	$3.80	2,000

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

U.S. GLOBAL INVESTORS, INC.

DATED:	May 10, 2018	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 10, 2018	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer