Form 10-K
period 2018-06-30
U S GLOBAL INVESTORS INC
filed 2018-09-06
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2018

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

Yes ☐       No ☒

The aggregate market value of the 9,708,879 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $37,864,628, based on the last sale price quoted on NASDAQ as of December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 4,297 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2017 (based on the last sale price of the class C common stock in a private transaction) was $1,074. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 24, 2018, there were 13,866,691 shares of Registrant’s class A nonvoting common stock issued and 13,075,749 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,857 shares of Registrant’s class C voting common stock issued and outstanding.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. The Board of Trustees of USGIF will meet to consider the agreement renewal in September 2018. Management anticipates that the advisory agreement will be renewed.

In addition to providing advisory services to USGIF, the Company provides advisory services to two ETFs. U.S. Global Jets ETF commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017.

The Company also provided advisory services to two offshore clients. The offshore clients liquidated during fiscal 2018.

Net assets under management on June 30, 2018, and June 30, 2017, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2018	June 30, 2017
(dollars in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX/PIPFX	$84,769	$90,690
World Precious Minerals	UNWPX/UNWIX	98,063	130,382
Gold and Precious Metals	USERX	91,507	98,530
Total Natural Resources		274,339	319,602
International Equity
Emerging Europe	EUROX	38,706	45,654
China Region	USCOX	21,592	20,812
Total International Equity		60,298	66,466
Fixed Income
U.S. Government Securities Ultra-Short Bond	UGSDX	47,997	52,555
Near-Term Tax Free	NEARX	58,234	83,945
Total Fixed Income		106,231	136,500
Domestic Equity
Holmes Macro Trends	MEGAX	39,453	40,190
All American Equity	GBTFX	15,352	16,658
Total Domestic Equity		54,805	56,848
Total U.S. Global Investors Funds		495,673	579,416

ETF Clients
U.S. Global Jets ETF	JETS	92,542	114,929
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	12,083	2,376
Total ETF Clients		104,625	117,305

Offshore Advisory Clients		-	15,213
		600,298	711,934
Total Canada AUM (see separate discussion)		46,731	47,787
Total AUM		$647,029	$759,721

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. Prior to December 10, 2015, it provided office space, facilities and certain business equipment as well as the services of executive and clerical personnel for administering the affairs of the Funds. U.S. Global and its affiliates compensated all personnel, officers, directors and interested trustees of the Funds if such persons were also employees of the Company or its affiliates. Effective December 10, 2015, the Company entered into an amended administrative services agreement with USGIF whereby the Company and a third party act as co-administrators to the Funds. The Company continues to assist with certain administrative tasks. Effective December 10, 2015, the annual rate changed from 0.10 percent to 0.05 percent for each investor class and from 0.08 percent to 0.04 percent for each institutional class, and the previous $7,000 annual per fund fee was eliminated. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. The Board of Trustees of USGIF will meet to consider the agreement renewal in September 2018. Management anticipates that the administrative services agreement will be renewed.

Distribution Services. Prior to December 10, 2015, the Company provided distribution services to USGIF. In doing so, the Company had registered its wholly-owned subsidiary, U.S. Global Brokerage, Inc. (“USGB”), with the Financial Industry Regulatory Authority (“FINRA”), the SEC and appropriate state regulatory authorities as a limited-purpose broker-dealer for the purpose of distributing Fund shares. Effective December 10, 2015, USGB ceased to be the distributor for USGIF. The Company filed Form BDW, the Uniform Request Withdrawal From Broker-Dealer Registration, with FINRA, which was approved in February 2016. On July 27, 2018, USGB was dissolved.

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

Investment Management Services - Canada

Assets Under Management (“AUM”)
(dollars in thousands)	Ticker	June 30, 2018	June 30, 2017
Galileo Funds
Galileo High Income Plus Fund	N/A [1]	$35,647	$42,916
Galileo Growth and Income Fund	N/A [1]	2,565	3,181
Galileo Partners Fund	N/A [1]	1,823	39
Galileo Technology and Blockchain Fund	N/A [1]	1,112	-
Total Galileo Funds		41,147	46,136
U.S. Global GO GOLD and Precious Metal Miners ETF	GOGO [1]	4,023	-
Other Advisory Clients		1,561	1,651
Total Canada AUM		$46,731	$47,787

1.	The funds managed by Galileo (“Galileo Funds”) are registered in Canada and are not available in the United States.

The Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), owns 65 percent of the issued and outstanding shares of Galileo Global Equity Advisors Inc., a privately held Toronto-based asset management firm, which represents controlling interest of Galileo. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiaries” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, serves as a director of Galileo. Lisa Callicotte, CFO, also serves as a director of Galileo effective July 2018.

Galileo Equity Management Inc. was incorporated under the Business Corporations Act (Ontario) on July 16, 1999. In May, 2007, its name changed to Galileo Global Equity Advisors Inc. Galileo is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission (“OSC”), the Alberta Securities Commission, and the British Columbia Securities Commission. Additionally, the company is registered as an investment fund manager in Ontario, Quebec and Newfoundland and Labrador.

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

Employees

As of June 30, 2018, U.S. Global and its wholly-owned subsidiaries employed 24 full-time employees and 1 part-time employee. The Company considers its relationship with its employees to be good.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2017 there were approximately 9,400 domestically registered open-end investment companies and approximately 1,900 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives and have greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete with these other mutual funds. In particular, the Company is known for its expertise in the gold mining and exploration, natural resources and emerging markets. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.

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

U.S. Global is required to keep and maintain certain reports and records, which must be made available to the SEC upon request.

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

In addition, the Company is also dependent on its relationships with its exchange traded fund clients. Even though the Company views its relationship with its exchange traded fund clients as stable, the Company could be adversely affected if that relationship ended.

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

The investment management business is intensely competitive.

Competition in the investment management business is based on a variety of factors, including:

●	Investment performance;
●	Investor perception of an investment team’s drive, focus, and alignment of interest with them;
●	Quality of service provided to, and duration of relationships with, clients and shareholders;
●	Business reputation; and
●	Level of fees charged for services.

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

The Company manages certain funds in the emerging market and natural resources sectors, which are highly cyclical. The investments in the Funds are subject to significant loss due to political, economic and diplomatic developments, currency fluctuations, social instability, and changes in governmental policies, including trading policies, regulatory requirements, tariffs and other barriers. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

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

The market price of the Company’s class A common stock may be volatile and the trading volume may fluctuate, causing significant price variations to occur. If the market price of the Company’s class A common stock declines significantly, stockholders may be unable to sell their shares at or above their purchase price. The Company cannot assure that the market price of its class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of the Company’s class A common stock, or result in fluctuations in price or trading volume, include:

●	Decreases in assets under management;
●	Variations in quarterly and annual operating results;
●	Publication of research reports about the Company or the investment management industry;
●	Departures of key personnel;
●	Adverse market reactions to any indebtedness the Company may incur, acquisitions or disposals the Company may make, or securities the Company may issue in the future;
●	Changes in market valuations of similar companies;
●

Changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting the business, or enforcement of these laws and regulations, or announcements relating to these matters;

●	Adverse publicity about the asset management industry, generally, or individual scandals, specifically; and
●	General market and economic conditions.

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

Item 1B. Unresolved Staff Comments

Not applicable for smaller reporting companies.

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

The following table sets forth the range of high and low sales prices of “GROW” from NASDAQ for the fiscal years ended June 30, 2018, and June 30, 2017. The quotations represent prices between dealers and do not include any retail markup, markdown, or commission.

	Sales Price
	2018		2017
	High ($)	Low ($)	High ($)	Low ($)
First quarter (9/30)	2.40	1.25	2.33	1.70
Second quarter (12/31)	7.49	1.96	1.95	1.25
Third quarter (3/31)	5.41	2.37	2.05	1.39
Fourth quarter (6/30)	3.20	1.46	1.59	1.25

Holders

On August 24, 2018, there were approximately 143 holders of record of class A common stock, no holders of record of class B common stock, and 27 holders of record of class C common stock.

Dividends

The Company paid $0.0025 per share per month in fiscal 2018 and fiscal 2017. A monthly dividend of $0.0025 has been authorized from July 2018 through September 2018, and will be reviewed by the Board quarterly. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

For the quarter ended June 30, 2018, the Company purchased a total of 1,000 class A shares using cash of $2,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2018. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2018.

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
04-01-18 to 04-30-18	-	$-	N/A	-	$2,742
05-01-18 to 05-31-18	-	-	N/A	-	2,742
06-01-18 to 06-30-18	1,000	2	1.68	1,000	2,740
Total	1,000	$2	$1.68	1,000

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
3.

The repurchase plan was approved on December 7, 2012, renewed on December 12, 2013, December 10, 2014, December 9, 2015, December 6, 2016, and December 5, 2017, and will continue through calendar year 2018. The total dollar amount of shares that may be repurchased in 2018 under the renewed program is $2.75 million.

Item 6. Selected Financial Data

Not applicable for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion reviews and analyzes the consolidated results of operations of U.S. Global Investors, Inc. and its subsidiaries (collectively, “U.S. Global” or the “Company”) for the past two fiscal years and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

While products are offered for a wide variety of markets, the Company has traditionally focused on gold mining and exploration, natural resources and emerging markets. These markets are volatile and cyclical.

Spot gold finished the fiscal year ended June 30, 2018, at $1,253.17, up just under 1 percent for the trailing 12 months. Prices averaged closer to $1,300, and on at least a half dozen occasions, gold traded above $1,350 but was not able to sustain those price levels given the Federal Reserve’s interest rate hikes. The inflation rate as measured by the consumer price index (“CPI”) rose to 2.9 percent in June 2018, compared to 1.6 percent from a year earlier. The Fed noted it was comfortable with letting inflation overshoot the 2 percent target in the near term. Oil prices climbed throughout fiscal year 2018, starting at just under $50 per barrel and steadily reaching $70. Copper and other base metals also ended the fiscal year higher but with more volatility.

The Company’s emerging markets products experienced mixed conditions. In general, for the China and Eastern European regions, markets were in rally mode for the first half of the fiscal year, but with the start of 2018 and President Donald Trump’s imposition of tariffs on steel and aluminum, markets turned lower. Eastern European markets held on to modest gains for fiscal year 2018. China, by contrast, saw a pullback. Throughout the fiscal year, President Trump often tweeted his negative view on Chinese trade and technology transfers and threatened to saddle all Chinese trade under tariff protection. The Shanghai Stock Exchange Composite fell 6.65 percent during fiscal year 2018.

In addition to its gold, natural resources and emerging markets funds, the Company has domestic equity and fixed income funds in the U.S. and, through a subsidiary, Canada. While these products do not drive the Company’s profitability as much as the more specialized products, they provide an opportunity to offer shareholders diversification and less volatility than the niche markets.

Congress passed a tax cut that President Trump signed into law in December 2017. Supporters anticipate faster economic growth under the policy. But with the Fed trying to normalize interest rates, stronger growth could present a challenge to its plans. While economic growth has been on track, the challenges presented by the talk of more tariffs may slow down some business decisions.

Mutual funds in general continued to see outflows compared to other investment alternatives, including ETFs. In April 2015, the Company launched its first ETF product, the U.S. Global Jets ETF (ticker JETS), which concentrates on the U.S. and international airline industry. The industry experienced some headwinds with rising fuel costs over the course of the year, but financial discipline was maintained.

The Company launched its second ETF offering in June 2017, the U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). Galileo launched the Canadian version of this ETF on the Toronto Stock Exchange in September 2017 (Canadian ticker GOGO). These ETFs enable the Company to expand its expertise in precious metals in a different product structure.

To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expense, by setting relatively low base salaries with bonuses that are tied to fund and Company performance. Thus, our expense model somewhat expands and contracts with asset swings and performance.

Business Segments

The Company, with principal operations located in San Antonio, Texas, manages three business segments:

1.

Investment management services, through which the Company offers, to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), ETF and offshore clients, a range of investment management products and services to meet the needs of individual and institutional investors;

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

Assets Under Management ("AUM")
(dollars in thousands)	June 30, 2018	June 30, 2017
Investment Management Services
USGIF	$495,673	$579,416
ETF Clients	104,625	117,305
Offshore Advisory Clients	-	15,213
Total AUM	600,298	711,934

Investment Management Services - Canada
Galileo Funds	41,147	46,136
ETF Client	4,023	-
Other Advisory Clients	1,561	1,651
Total AUM	46,731	47,787
Total AUM	$647,029	$759,721

On June 30, 2018, total AUM as of period end was $647 million versus $760 million on June 30, 2017, a decrease of 14.8 percent. The decrease was primarily due to shareholder redemptions in USGIF, the Galileo Funds and other Canadian advisory clients and the liquidation of the offshore clients.

During fiscal year 2018, average AUM was $729 million versus $843 million in fiscal year 2017, a decrease of 13.5 percent. The decrease was primarily due to market depreciation and shareholder redemptions in the gold funds starting in fiscal year 2017 and continuing into fiscal year 2018 due to unfavorable market conditions in the gold and precious metals sectors. In addition, average AUM decreased due to shareholder redemptions in the fixed income funds, the offshore clients liquidating in fiscal 2018 and net shareholder redemptions in the Galileo funds. This was somewhat offset by an increase in ETF average AUM from $60 million to $117 million, or 95 percent, as new ETFs were launched in June 2017 and September 2017.

The following is a brief discussion of the Company’s three business segments.

Investment Management Services

In fiscal year 2018, the Company generated a majority of its operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $4.1 million and $5.2 million in fiscal 2018 and fiscal 2017, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each Fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and the USGIF funds do not currently charge a redemption fee.

The Company also provides advisory services for two ETFs and receives monthly advisory fees based on the net asset values. The Company recorded advisory fees from the ETF clients totaling $701,000 and $357,000 in fiscal 2018 and fiscal 2017, respectively. Information on the ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee.

The Company provided advisory services for two offshore clients and received monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from the offshore clients of $3,000 and $135,000 in fiscal years 2018 and 2017, respectively. No performance fees from the offshore clients were recorded in fiscal years 2018 and 2017. Frank Holmes, CEO, served as a director of the two offshore clients. The offshore clients liquidated during fiscal 2018.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2018 and 2017.

	2018
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$442,916	$136,500	$579,416
Market appreciation	388	289	677
Dividends and distributions	(34,478)	(1,270)	(35,748)
Net shareholder redemptions	(19,384)	(29,288)	(48,672)
Ending Balance	$389,442	$106,231	$495,673
Average investment management fee	1.00%	0.06%	0.80%
Average net assets	$434,649	$121,138	$555,787

	2017
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$525,778	$177,242	$703,020
Market depreciation	(32,633)	(594)	(33,227)
Dividends and distributions	(7,722)	(1,577)	(9,299)
Net shareholder redemptions	(42,507)	(38,571)	(81,078)
Ending Balance	$442,916	$136,500	$579,416
Average investment management fee	0.97%	0.01%	0.74%
Average net assets	$504,524	$158,723	$663,247

As shown above, average assets under management for USGIF decreased in fiscal year 2018 compared to fiscal year 2017. Period-end assets also decreased.

The decrease in average assets under management in fiscal year 2018 and period-end assets was primarily due to shareholder redemptions in the natural resources, international equity and fixed income funds. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions).

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 80 basis points in fiscal year 2018 and 74 basis points in fiscal year 2017. The average investment management fee for equity funds in fiscal year 2018 and 2017 was 100 and 97 basis points, respectively. The average investment management fee for the fixed income funds in fiscal year 2018 and 2017 was 6 and 1 basis points, respectively. The low fee rate for the fixed income funds is due to voluntary fee waivers on these funds as discussed in Note 4, Investment Management and Other Fees, in the Consolidated Financial Statements of this Annual Report on Form 10-K.

Investment Management Services – Canada

The Company, through its wholly-owned subsidiary, U.S. Global Investors (Canada) Limited (“USCAN”), owns 65 percent of the issued and outstanding shares of Galileo, a privately held Toronto-based asset management firm, which represented controlling interest of Galileo. The non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, serves as a director of Galileo. Lisa Callicotte, CFO, also serves as a director of Galileo effective July 2018.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the market value, cost, and unrealized gain or loss on investments recorded at fair value as of June 30, 2018, and June 30, 2017.

Securities	Market Value	Cost	Unrealized Gain (Loss)	Unrealized gains on available-for-sale securities, net of tax
(dollars in thousands)
Trading¹	$8,179	$8,365	$(186)	N/A
Available-for-sale²	7,086	3,948	3,138	$2,089
Total at June 30, 2018	$15,265	$12,313	$2,952

Trading¹	$9,720	$10,648	$(928)	N/A
Available-for-sale²	3,401	2,940	461	$461
Total at June 30, 2017	$13,121	$13,588	$(467)

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.
2.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

The investments shown above include investments at fair value of $9.6 million and $11.1 million, as of June 30, 2018, and 2017, respectively, invested in USGIF and offshore funds the Company advised.

Investments in securities classified as trading are reflected as current assets on the Consolidated Balance Sheets at their fair market value. Unrealized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations. Investments in securities classified as available for sale, which may not be readily marketable but have readily determinable fair values, are reflected as non-current assets on the Consolidated Balance Sheets at their fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	unrealized gains and losses on trading securities;
●	realized foreign currency gains and losses;
●	other-than-temporary impairments on available-for-sale securities;
●	other-than-temporary impairments on held-at-cost securities; and
●	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal years 2018 and 2017, the Company had total investment income of $1.5 million and $346,000, respectively. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A substantial portion of the available-for-sale securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $5.6 million at June 30, 2018. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden. Frank Holmes, CEO, is the non-executive chairman of HIVE. Effective August 31, 2018, upon the retirement of HIVE’s CEO and until a new CEO is hired, Mr. Holmes became Interim Executive Chairman of HIVE. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss).

As discussed in Note 2, Significant Accounting Policies, to the Consolidated Financial Statements of this Annual Report on Form 10-K, the Company will adopt ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective July 1, 2018. Thereafter, changes in the fair value of investments formerly classified as available-for-sale will be reported through earnings rather than through other comprehensive income. The Company anticipates that this will cause investment income (loss), and thus the Company’s net income (loss), to be more volatile.

In addition to the investments above, as of June 30, 2018, and 2017, the Company owned other investments of approximately $2.2 million and $2.1 million, respectively, accounted for under the cost method of accounting. The Company also had invested in notes receivable of approximately $234,000 and $2.2 million at June 30, 2018, and 2017, respectively.

The Company also held an investment of approximately $283,000 as of June 30, 2018, accounted for under the equity method of accounting. This investment was in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. During fiscal 2018, the Company was invested in another Galileo fund accounted for under the equity method of accounting that was redeemed prior to fiscal year end. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Income from these equity method investments for the year ended June 30, 2018, was $1.6 million. See further discussion on these equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Year Ended June 30,
(dollars in thousands, except per share data)	2018	2017
Net Income (Loss)	$689	$(544)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	42	(31)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$647	$(513)

Weighted average number of outstanding shares
Basic	15,158,067	15,212,008
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,158,067	15,212,008

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)

Year Ended June 30, 2018, Compared with Year Ended June 30, 2017

The Company posted net income attributable to U.S. Global Investors, Inc., as shown in the Consolidated Statements of Operations, of $647,000 ($0.04 per share) for the year ended June 30, 2018, compared with a net loss attributable to U.S. Global Investors, Inc. of $513,000 ($0.03 loss per share) for the year ended June 30, 2017, an increase in net income of approximately $1.2 million. The increase is primarily due to income from equity method investments, somewhat offset by a decrease in revenues, which was the result of a decrease in assets under management, and an increase in expenses as discussed further below.

Operating Revenues

Total consolidated operating revenues for the year ended June 30, 2018, decreased $502,000, or 7.4 percent, compared with the year ended June 30, 2017. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $466,000, or 7.2 percent, as the result of lower assets under management and higher performance fees paid. Advisory fees are comprised of two components: a base management fee and a performance fee.

o

Base management fees decreased $440,000. Base fees for USGIF and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to shareholder redemptions. Base management fees for the offshore funds decreased due to these funds liquidating in the current year. These decreases were somewhat offset by an increase in ETF unitary management fees due to an increase in ETF average assets under management.

o

Performance fee adjustments for USGIF paid out in the current year were $539,000 compared to $49,000 paid out in the prior year, reducing revenue by $490,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

o

Performance fees for Galileo clients received in the current year were $464,000 compared to none in the prior year, increasing revenue by $464,000. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. The majority of the performance fees recorded in the period are annual performance fees calculated at calendar year-end.

•	Administrative services fees decreased by $36,000, or 12.7 percent, primarily as a result of lower net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the year ended June 30, 2018, increased by $913,000, or 12.0 percent, compared with the prior year. The change in operating expenses was primarily attributable to an increase in employee compensation and benefits expenses of $516,000, or 13.7 percent, primarily due to increased bonuses and group insurance costs, and an increase in general and administrative expenses of $372,000, or 10.6 percent, primarily due to increased ETF costs and increased costs by Galileo related to new fund startup costs.

Other Income

Total consolidated other income for the year ended June 30, 2018, increased $2.8 million, or 817.3 percent, compared with the year ended June 30, 2017. The increase was primarily due to investments made in fiscal 2018 in two Galileo funds that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of each fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The Galileo funds’ investments are concentrated in cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the valuation of the funds’ investments, and thus the funds’ net income or loss that is included in the Company’s earnings. Income from these equity method investments for the year ended June 30, 2018, was $1.6 million. See further discussion on these equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Investment income for the year ended June 30, 2018, increased $1.2 million, or 334.7 percent, compared with the year ended June 30, 2017. This increase was primarily due to a positive change in unrealized gains/losses on trading securities of $727,000 and $483,000 less in impairment losses, somewhat offset by a decrease in net realized gains/losses on sales of securities of $98,000.

Provision for Income Taxes

Tax expense was $197,000 for the year ended June 30, 2018, compared to tax expense of $17,000 for the year ended June 30, 2017. Note that the Company currently has net operating loss carryovers in most jurisdictions, including the U.S. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax expense in the current year is primarily the result of tax-basis realized gain on the sale of an equity method investment held by U.S. Global Investors (Canada).

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In the second quarter of fiscal 2018, the Company revised its estimated annual effective rate to reflect a change in its federal statutory rate from 34 percent to 21 percent. The rate change was effective on January 1, 2018; therefore, the Company’s blended statutory tax rate for the fiscal year ended June 30, 2018, is approximately 28 percent. At June 30, 2018, the Company has not completed its accounting for all of the tax effects of enactment of the Act; and final transitional impacts of the Act may differ from the initial estimates.

Operating Revenues and Other Income

(dollars in thousands)	2018	2017	$ Change	% Change
Investment advisory fees:
Natural resources funds	$2,363	$3,728	$(1,365)	(36.6%	)
International equity funds	964	702	262	37.3%
Domestic equity funds	488	439	49	11.2%
Fixed income funds	70	18	52	288.9%
Total investment advisory fees - USGIF	3,885	4,887	(1,002)	(20.5%	)
Galileo advisory fees	960	1,100	(140)	(12.7%	)
Galileo performance fees	464	-	464	N/A
ETF advisory fees	701	357	344	96.4%
Offshore advisory fees	3	135	(132)	(97.8%	)
Total advisory fees	6,013	6,479	(466)	(7.2%	)
Administrative services fees	248	284	(36)	(12.7%	)
Total Operating Revenue	$6,261	$6,763	$(502)	(7.4%	)

Other Income
Investment income	$1,504	$346	$1,158	334.7%
Income from equity method investments	1,624	-	1,624	N/A
Other income	46	-	46	N/A
Total Other Income	$3,174	$346	$2,828	817.3%

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from four sources: USGIF advisory fees, Galileo advisory/performance fees, exchange-traded fund advisory fees and offshore advisory fees. In fiscal year 2018, these sources accounted for 64.6 percent, 23.7 percent, 11.7 percent and 0.0 percent, respectively, of the Company’s total advisory fees.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2018 and 2017, the Company adjusted its base advisory fees downward by $539,000 and $49,000; respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $1.0 million, or 20.5 percent, in fiscal year 2018 compared to fiscal year 2017, primarily as a result of the negative effect of performance adjustments and a decrease in average assets under management primarily driven by shareholder redemptions.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

●	market appreciation or depreciation;
●	the addition of new fund shareholder accounts;
●	fund shareholder contributions of additional assets to existing accounts;
●	withdrawals of assets from and termination of fund shareholder accounts;
●	exchanges of assets between accounts or products with different fee structures; and
●	the amount of fees voluntarily reimbursed.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $960,000 and $1.1 million for the years ended June 30, 2018, and 2017, respectively. In addition, Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees for Galileo clients received in the current year were $464,000 compared to none in the prior year. The majority of the performance fees recorded in the period are annual performance fees calculated at calendar year-end.

The Company also serves as investment advisor to two exchange-traded fund clients. U.S. Global Jets ETF commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded advisory fees from the ETF clients of $701,000 and $357,000 in fiscal years 2018 and 2017, respectively.

The Company provided advisory services for two offshore clients and received monthly advisory fees based on the net asset values of the clients and performance fees, if any, based on the overall increase in net asset values. The Company recorded advisory fees from the offshore clients of $3,000 and $135,000 in fiscal years 2018 and 2017, respectively. No performance fees from the offshore clients were recorded in fiscal years 2018 or 2017. Frank Holmes, CEO, served as a director of the two offshore clients. The offshore clients liquidated during fiscal 2018.

Administrative Services Fees. The Funds pay the Company compensation based on average daily net assets for administrative services provided by the Company to the Funds. The Company recorded administrative services fees of $248,000 and $284,000 in fiscal years 2018 and 2017, respectively. Administrative services fees decreased by $36,000 in fiscal year 2018 due to lower average net assets under management upon which these fees are based.

Investment Income (Loss). Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	unrealized gains and losses on trading securities;
●	realized foreign currency gains and losses;
●	other-than-temporary impairments on available-for-sale securities;
●	other-than-temporary impairments on held-at-cost securities; and
●	dividend and interest income.

This source of revenue is dependent on market fluctuations and does not remain at a consistent level. Timing of transactions and the Company’s ability to participate in investment opportunities largely affect this source of revenue.

Investment income increased $1.2 million in fiscal 2018 primarily due to a positive change in unrealized gains/losses on trading securities of $727,000 and $483,000 less in impairment losses, somewhat offset by a decrease in net realized gains/losses on sales of securities of $98,000. There were no impairment losses during fiscal year 2018. In fiscal year 2017, other-than temporary declines in value on available-for-sale securities of approximately $411,000 and other-than-temporary declines in value on securities held at cost of approximately $72,000 were included in investment income.

Income from Equity Method Investments. Income from equity method investments was $1.6 million in fiscal year 2018 compared to none in the prior year. The increase was due to investments made in fiscal 2018 in two Galileo funds that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of each fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The Galileo funds’ investments are concentrated in cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. The Company redeemed its investment in one of the funds prior to June 30, 2018. There is potential for significant volatility in the valuation of the remaining fund’s investments, and thus the fund’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating Expenses

(dollars in thousands)	2018	2017	$ Change	% Change
Employee compensation and benefits	$4,270	$3,754	$516	13.7%
General and administrative	3,866	3,494	372	10.6%
Advertising	172	135	37	27.4%
Depreciation and amortization	241	253	(12)	(4.7% )
Total	$8,549	$7,636	$913	12.0%

Employee Compensation and Benefits. Employee compensation and benefits increased $516,000, or 13.7 percent, in fiscal year 2018 as a result of increased bonuses, primarily related to realized gains on corporate investments, and group insurance costs.

General and Administrative. General and administrative expenses increased $372,000, or 10.6 percent, in fiscal year 2018 due to due to increased ETF costs and increased costs by Galileo related to new fund startup costs.

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

At June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The final transitional impacts of the Act may differ from the initial estimates.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance to fully reserve for the net operating loss carryforward, other carryovers and certain book/tax differences in the balance sheet is included in deferred taxes in the amount of $1.7 million at June 30, 2018, and $3.3 million at June 30, 2017. In assessing the valuation allowance, the Company considered, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, and the duration of statutory carry back and carry forward periods.

Prior to the enactment of Act, the Company had not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. The earnings of the foreign subsidiaries were considered to be indefinitely reinvested, and as a result, no deferred tax liability was previously recorded. The Company has reevaluated its historic indefinite reinvestment assertion as a result of the enactment of the Act and determined that historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested. As a result, for the period ended June 30, 2018, the Company recorded a deferred tax expense and liability related to foreign withholding taxes in the amount of approximately $57,000 for those undistributed earnings which are no longer considered indefinitely invested.

The Act also established new tax provisions that become effective in future periods, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries.

Under the new GILTI tax rules, an accounting policy election must be made to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect as a component of deferred taxes. This provision is effective for tax years beginning on or after January 1, 2018, which for the Company would be the fiscal year beginning on July 1, 2018 (fiscal 2019). The Company’s analysis of the new GILTI rules and its impacts is currently incomplete. Accordingly, the Company has not yet made a policy election regarding the treatment of the GILTI tax.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2018, is as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(dollars in thousands)
Operating lease obligations	$621	$223	$199	$199	$-
Contractual obligations	226	226	-	-	-
Total	$847	$449	$199	$199	$-

Operating leases consist of office equipment leased from several vendors and office facilities in Canada. The lease for the office facilities in Canada, included in the table above, is through June 2023. Contractual obligations consist of agreements for services used in daily operations. Other contractual obligations not included in this table consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2018 through September 2018, at which time the Board of Directors will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2018 to September 2018 will be approximately $113,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2018.

Liquidity and Capital Resources

At June 30, 2018, the Company had net working capital (current assets minus current liabilities) of approximately $15.3 million and a current ratio (current assets divided by current liabilities) of 9.7 to 1. With approximately $6.4 million in cash and cash equivalents and $15.3 million in securities recorded at fair value, which together comprise approximately 75 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity attributable to U.S. Global Investors, Inc. was approximately $25.5 million. Approximately $1.6 million in cash in Galileo is included in the amounts above.

As of June 30, 2018, the Company has no borrowings or long-term liabilities except for deferred taxes. The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. As of June 30, 2018, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF expire in September 2018. The Board of Trustees of USGIF will meet to consider the agreement renewals in September 2018. Management anticipates that these agreements will be renewed. The investment advisory contract between the Company and U.S. Global Jets ETF expires in April 2019. The investment advisory contract between the Company and U.S. Global GO GOLD and Precious Metal Miners ETF is in its initial two-year term and will not expire until June 2019. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 and for other investment funds each May 1 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2018, but may be suspended or discontinued at any time. Cash and marketable securities of approximately $21.6 million are available to fund current activities.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: U.S. Global Investors (Bermuda) Limited (“USBERM”), U.S. Global Brokerage, Inc. (“USGB”), U.S. Global Investors (Canada) Limited (“USCAN”) and U.S. Global Indices, LLC. On July 27, 2018, USGB was dissolved.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF and, until November 2017, one of the offshore funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 Investment Management and Other Fees to the Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary.

Since the Company is not the primary beneficiary of the above funds it advises, the Company evaluated if it should consolidate under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of any of the above funds it advises; therefore, the Company does not consolidate any of these funds.

The Company holds a variable interest in a fund advised by Galileo, and during fiscal 2018 held a variable interest in another fund advised by Galileo, but these funds do not qualify as VIEs. Since the funds are not VIEs, the Company evaluated if it should consolidate the funds under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the funds and, therefore, does not consolidate the funds. However, during fiscal 2018, the Company’s ownership ranged between approximately 23 and 30 percent of one fund until the investment was redeemed in full and between 20 and 25 percent of the other fund, and is considered to have the ability to exercise significant influence. Thus, the investments are accounted for under the equity method of accounting.

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

As discussed in Note 2, Significant Accounting Policies, to the Consolidated Financial Statements of this Annual Report on Form 10-K, the Company will adopt ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), effective July 1, 2018. Thereafter, changes in the fair value of investments formerly classified as available-for-sale will be reported through earnings rather than through other comprehensive income.

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

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. Forfeitures are recognized as they occur.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the years ended June 30, 2018 and 2017, the Company realized a decrease in its USGIF base advisory fee of $539,000 and $49,000, respectively, due to these performance adjustments.

Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded performance fees of $464,000 from these clients for the year ended June 30, 2018. The majority of the performance fees recorded in the current period are annual performance fees calculated at calendar year-end. Galileo recorded no performance fees for fiscal year 2017.

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

The table below summarizes the Company’s equity price risks as of June 30, 2018, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at June 30, 2018	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Increase (Decrease) in Shareholders’ Equity, Net of Tax
Trading securities ¹	$8,179	25% increase	$10,224	$2,045
		25% decrease	$6,134	$(2,045)
Available-for-sale securities ²	$7,086	25% increase	$8,858	$1,278
		25% decrease	$5,314	$(1,278)

1.	Unrealized and realized gains and losses on trading securities are included in earnings in the Consolidated Statements of Operations.
2.	Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a component of shareholders’ equity until realized.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of equity markets and the concentration of the Company’s investment portfolio.

A substantial portion of the available-for-sale securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $5.6 million at June 30, 2018. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss).

As discussed in Note 2, Significant Accounting Policies, to the Consolidated Financial Statements of this Annual Report on Form 10-K, the Company will adopt ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective July 1, 2018. Thereafter, changes in the fair value of investments formerly classified as available-for-sale will be reported through earnings rather than through other comprehensive income. The Company anticipates that this will cause investment income (loss), and thus the Company’s net income (loss), to be more volatile.

In addition to the Company’s investments in securities recorded at fair value discussed above, the Company also has an equity method investment in Galileo Technology and Blockchain Fund in the amount of $283,000 at June 30, 2018. As discussed further in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K, the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo, has investments in the cryptocurrency mining industry. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. We translate Galileo’s foreign currency financial statements into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the year ended June 30, 2018, Galileo represented 22.7 percent of net operating revenues, 10.9 percent of income before taxes, and 6.3 percent of total assets (see Note 15, Financial Information by Business Segment, to the Consolidated Financial Statements of this Annual Report on Form 10-K). Certain corporate investments are held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

U.S. Global Investors, Inc.

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) and subsidiaries as of June 30, 2018 and 2017, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2004.

Dallas, Texas

September 6, 2018

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2018	June 30, 2017
(dollars in thousands)
Current Assets
Cash and cash equivalents	$6,364	$3,958
Restricted cash	1,000	1,000
Investment securities - trading, at fair value	8,179	9,720
Accounts and other receivables	1,216	520
Note receivable	35	1,952
Prepaid expenses	328	315
Total Current Assets	17,122	17,465

Net Property and Equipment	1,970	2,212

Other Assets
Investment securities - available-for-sale, at fair value	7,086	3,401
Other investments	2,207	2,130
Equity method investments	283	-
Note receivable, long term	199	234
Other assets, long term	65	78
Total Other Assets	9,840	5,843
Total Assets	$28,932	$25,520
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$198	$118
Accrued compensation and related costs	645	390
Dividends payable	113	114
Other accrued expenses	817	544
Total Current Liabilities	1,773	1,166

Long-Term Liabilities
Deferred tax liability	1,099	-
Total Long-Term Liabilities	1,099	-
Total Liabilities	2,872	1,166

Commitments and Contingencies (Note 17)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,691 shares and 13,866,601 shares at June 30, 2018, and June 30, 2017, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,857 shares and 2,068,947 shares at June 30, 2018, and June 30, 2017, respectively	52	52
Additional paid-in-capital	15,650	15,646
Treasury stock, class A shares at cost; 790,445 and 751,303 shares at June 30, 2018, and June 30, 2017, respectively	(1,878)	(1,760)
Accumulated other comprehensive income, net of tax	1,858	264
Retained earnings	9,513	9,321
Total U.S. Global Investors Inc. Shareholders’ Equity	25,542	23,870
Non-Controlling Interest in Subsidiary	518	484
Total Shareholders’ Equity	26,060	24,354
Total Liabilities and Shareholders’ Equity	$28,932	$25,520

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2018	2017
Operating Revenues
Advisory fees	$6,013	$6,479
Administrative services fees	248	284
	6,261	6,763
Operating Expenses
Employee compensation and benefits	4,270	3,754
General and administrative	3,866	3,494
Advertising	172	135
Depreciation and amortization	241	253
	8,549	7,636
Operating Loss	(2,288)	(873)
Other Income
Investment income	1,504	346
Income from equity method investments	1,624	-
Other income	46	-
	3,174	346
Income (Loss) Before Income Taxes	886	(527)
Provision for Income Taxes
Tax expense	197	17
Net Income (Loss)	689	(544)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	42	(31)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$647	$(513)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)

Basic weighted average number of common shares outstanding	15,158,067	15,212,008
Diluted weighted average number of common shares outstanding	15,158,067	15,212,008

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(dollars in thousands)	2018	2017
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$647	$(513)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period	2,297	36
Less: reclassification adjustment for gains/losses included in net income	(669)	380
Net change from available-for-sale investments, net of tax	1,628	416
Foreign currency translation adjustment	(57)	(6)
Reclassification of foreign currency losses on redemption of equity method investment to net income	15	-
Other Comprehensive Income	1,586	410
Comprehensive Income (Loss)	2,233	(103)
Less: Comprehensive Loss Attributable to Non-Controlling Interest	(8)	(3)
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$2,241	$(100)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2016 (13,866,421 shares of class A; 2,069,127 shares of class C)	$347	$52	$15,651	$(1,663)	$(149)	$10,290	$518	$25,046
Purchases of 69,636 shares of Common Stock (class A)	-	-	-	(114)	-	-	-	(114)
Issuance of stock under ESPP of 3,433 shares of Common Stock (class A)	-	-	(2)	8	-	-	-	6
Conversion of 180 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(456)	-	(456)
Stock bonuses	-	-	(3)	9	-	-	-	6
Other comprehensive income (loss), net of tax	-	-	-	-	413	-	(3)	410
Net loss	-	-	-	-	-	(513)	(31)	(544)
Balance at June 30, 2017 (13,866,601 shares of class A; 2,068,947 shares of class C)	347	52	15,646	(1,760)	264	9,321	484	24,354
Purchases of 48,947 shares of Common Stock (class A)	-	-	-	(141)	-	-	-	(141)
Issuance of stock under ESPP of 2,605 shares of Common Stock (class A)	-	-	-	6	-	-	-	6
Conversion of 90 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(455)	-	(455)
Stock bonuses	-	-	2	17	-	-	-	19
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive income (loss), net of tax	-	-	-	-	1,594	-	(8)	1,586
Net income	-	-	-	-	-	647	42	689
Balance at June 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,650	$(1,878)	$1,858	$9,513	$518	$26,060

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$689	$(544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	241	253
Net recognized loss on securities	67	448
Accretion of discount on debt investment	(50)	-
Investment basis adjustment	(118)	-
Net income from equity method investment	(1,624)	-
Foreign currency transaction loss	15	-
Provision for deferred taxes	50	-
Stock bonuses	19	6
Stock-based compensation expense	2	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(751)	292
Prepaid expenses	(1)	(15)
Trading securities	805	385
Accounts payable and accrued expenses	622	(135)
Total adjustments	(723)	1,234
Net cash provided by (used in) operating activities	(34)	690
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(2,420)	(529)
Purchase of equity method investment	(902)	-
Purchase of other investments	-	(776)
Proceeds on sale of available-for-sale securities	2,130	649
Proceeds on sale of equity method investment	2,208	-
Proceeds from note receivable	2,000	-
Return of capital on investments	42	498
Net cash provided by (used in) investing activities	3,058	(158)
Cash Flows from Financing Activities:
Issuance of common stock	6	6
Repurchases of common stock	(141)	(114)
Dividends paid	(455)	(456)
Net cash used in financing activities	(590)	(564)
Effects of foreign currency translation	(28)	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,406	(35)
Beginning cash, cash equivalents, and restricted cash	4,958	4,993
Ending cash, cash equivalents, and restricted cash	$7,364	$4,958

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$9	$21
Reinvestment of capital distribution from equity method investment	$32	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services to USGIF. For these services, the Company receives fees from USGIF. The Company also provides advisory services to SEC registered exchange traded funds (“ETFs”) and formerly provided advisory services to offshore clients. The Company holds a controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm.

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

U.S. Global formed U.S. Global Brokerage, Inc. (“USGB”) to provide distribution services to USGIF. USGB ceased operations in December 2015. On July 27, 2018, USGB was dissolved.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF and, until November 2017, one of the offshore funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $9.6 million at June 30, 2018, and $11.3 million at June 30, 2017.

Since the Company is not the primary beneficiary of the above funds it advises, the Company evaluated if it should consolidate under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of any of the above funds it advises; therefore, the Company does not consolidate any of these funds.

The Company holds a variable interest in a fund advised by Galileo, and during fiscal 2018 held a variable interest in another fund advised by Galileo, but these funds do not qualify as VIEs. Since the funds are not VIEs, the Company evaluated if it should consolidate the funds under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the funds and, therefore, does not consolidate the funds. However, during fiscal 2018, the Company’s ownership ranged between approximately 23 and 30 percent of one fund until the investment was redeemed in full and between 20 and 25 percent of the other fund, and is considered to have the ability to exercise significant influence. Thus, the investments are accounted for under the equity method of accounting. See further information about these investments in Note 3.

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

A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

	June 30,
(dollars in thousands)	2018	2017
Cash and cash equivalents	$6,364	$3,958
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$7,364	$4,958

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

As discussed further in the Recent Accounting Pronouncements and Developments of this note, the Company will adopt ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, effective July 1, 2018. Thereafter, changes in the fair value of investments formerly classified as available-for-sale will be reported through earnings rather than through other comprehensive income.

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

Receivables. Receivables other than notes receivable consist primarily of advisory and other fees owed to the Company by clients. Receivables also include advisory fees owed to Galileo by the funds and clients it manages. The Company also invests in notes receivable. Notes receivable are recorded in accordance with the terms of the agreement, and accrued interest is recorded when earned. Unearned fees are shown as a deduction from the related notes receivable and are amortized to interest income using the effective interest method. The Company reviews the need for an allowance for credit losses for notes and other receivables based on various factors including payment history, historical bad debt experience, existing economic conditions, aging and specific accounts identified as high risk. Uncollectible receivables, if any, are charged against the allowance when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for credit losses as of June 30, 2018, or 2017.

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

Leases. The Company and its subsidiaries lease equipment and office space under various leasing arrangements. Leases may be classified as either capital leases or operating leases, as appropriate. Current lease agreements are classified as operating leases and most contain renewal options. Rent expense under non-cancelable operating leases with scheduled rent increases or rent incentives is accounted for on a straight-line basis over the lease term..

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

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. Forfeitures are recognized as they occur.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2018, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2014 through 2017 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2011 through 2017 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject.

Revenue Recognition. The Company earns substantially all of its revenues from advisory and administrative fees that are calculated as a percentage of assets under management and are recorded as revenue as services are performed. Offshore advisory client contracts provided for monthly management fees, in addition to performance fees. The advisory contract for the equity funds within USGIF provides for a performance fee on the base advisory fee that are calculated and recorded monthly. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks.

Dividends and Interest. Dividends are recorded on the ex-dividend date, and interest income is recorded on an accrual basis. Any discount between the cost and the principal amount of debt investments is amortized to interest income using the effective interest method. Both dividends and interest income are included in investment income.

Advertising Costs. The Company expenses advertising costs as they are incurred. The Company is reimbursed for certain advertising expenses related to USGIF from the distributor for USGIF. Net advertising expenditures were $172,000 and $135,000 during fiscal years 2018 and 2017, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). Under ASU 2016-18, restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance will be applied retrospectively, and early adoption is permitted. The Company early adopted this guidance in its June 30, 2018, financial statements and has included restricted cash in its consolidated statements of cash flows for the fiscal years ended June 30, 2018, and June 30, 2017. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted, but the Company did not implement the new standard before the required effective date. Additional ASUs have been issued to clarify certain aspects of ASU 2014-09. ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) amends ASU 2014-09 to clarify that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifies the guidance related to identifying performance obligations and the licensing guidance in ASU 2014-09. ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements in Topic 606 Revenue from Contracts with Customers, provide additional clarification to a number of topics addressed in ASU No. 2014-09. These ASUs are effective in conjunction with the adoption of ASU 2014-09. The Company has completed a detailed review of the terms and conditions of our current contracts, including performance based fees. Based on this analysis, the Company does not expect the adoption of the new guidance to have any effect on the timing of the recognition of revenue. If there were to be any impact, which is not expected, the Company has determined that it would use the modified retrospective transition method. As part of the review, current business process and internal controls were also analyzed, and no new procedures are required be implemented to successfully adopt the standard The Company has also been reviewing and preparing for the enhanced disclosure requirements of the standard, which will have an effect on the disclosures in the consolidated financial statements and accompanying notes effective with our fiscal 2019 first quarter Form 10-Q.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of investments in equity securities. It also amends certain presentation and disclosure requirements. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Company adopted this guidance effective July 1, 2018, and reclassified $3.1 million in unrealized net gain out of Accumulated Comprehensive Income and into Retained Earnings. Effective July 1, 2018, changes in the fair value of these investments formerly classified as available-for-sale will be reported through earnings rather than through other comprehensive income. The Company anticipates that this will cause investment income (loss), and thus the Company’s net income (loss), to be more volatile.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet by recording a lease asset and a lease liability. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company’s current leases are primarily for equipment and for office space for the Canadian subsidiary. The Company does not expect that adoption will have a material impact on its consolidated statements of operations because its leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a gross up in total assets and total liabilities on the Company’s consolidated balance sheets. See Note 9 for more information on the Company’s minimum lease payments as of June 30, 2018.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce existing diversity in practice. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company will adopt the standard in fiscal 2019. The Company is currently evaluating the potential impact of this standard but does not currently expect the adoption to have a material impact on the consolidated statements of cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows entities the option to reclassify tax effects resulting from recording the effects of the Tax Cuts and Jobs Act (“the Act”) enacted in December 2017 from accumulated other comprehensive income to retained earnings. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. An entity that adopts the guidance in an annual or interim period after the period of enactment will be able to choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01 and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company will implement ASU 2018-03 concurrently with the adoption of ASU 2016-01 effective the beginning of its fiscal year 2019.

Other Recent Accounting Developments

In December 2017, the Securities and Exchange Commission (“SEC” or “Commission”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) which expresses the Commission’s views regarding application of FASB’s ASC Topic 740 “Income Taxes” in the reporting period that includes December 22, 2017. The Commission indicated that The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, affects companies’ reporting because of the Act’s changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. ASC Topic 740 provides accounting and disclosure guidance on accounting for income taxes under U.S. GAAP. This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. ASC Topic 740 also addresses the accounting for income taxes upon a change in tax laws or tax rates. The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets. The Commission issued SAB 118 to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. A company’s financial statements that include the reporting period in which the Act was enacted must first reflect the income tax effects of the Act in which the accounting under ASC Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which the company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined. U.S. Global has revalued its deferred tax assets and liabilities as of the date of enactment and has considered the provisions of SAB 118 related to provisional amounts. See further discussion in Note 12.

NOTE 3. INVESTMENTS

As of June 30, 2018, the Company held investments with a fair value of $15.3 million and a cost basis of $12.3 million. The market value of these investments is approximately 52.8 percent of the Company’s total assets. In addition, the Company held other investments of $2.2 million accounted for under the cost method of accounting and investments of approximately $283,000 accounted for under the equity method of accounting.

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

The Company considers many factors in determining impairment, including the severity and duration of the decline in value below cost, the Company’s interest and ability to hold the security for a period of time sufficient for an anticipated recovery in value, and the financial condition and specific events related to the issuer. When an impairment of a security is determined to be other-than-temporary, the impairment is recognized as a loss in earnings.

Cost basis may also be adjusted for amortization of premium or accretion of discount on debt securities held or to recharacterize distributions from investments in partnerships.

The following details the components of the Company’s investments recorded at fair value as of June 30, 2018, and 2017:

	June 30, 2018
(dollars in thousands)	Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$7,785	$22	$-	$7,807
Mutual funds - Domestic equity	535	-	(163)	372
Other	45	-	(45)	-
Offshore fund	-	-	-	-
Total trading securities	8,365	22	(208)	8,179
Available-for-sale securities[2]
Common stock - Domestic	-	-	-	-
Common stock - International	2,554	3,213	(94)	5,673
Corporate debt	-	-	-	-
Mutual funds - Fixed income	1,000	-	(9)	991
Mutual funds - Domestic equity	394	28	-	422
Other	-	-	-	-
Total available-for-sale securities[3]	3,948	3,241	(103)	7,086
Total securities at fair value	$12,313	$3,263	$(311)	$15,265

	June 30, 2017
(dollars in thousands)	Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$8,884	$50	$(7)	$8,927
Mutual funds - Domestic equity	535	-	(157)	378
Other	45	-	(45)	-
Offshore fund	1,184	-	(769)	415
Total trading securities	10,648	50	(978)	9,720
Available-for-sale securities[2]
Common stock - Domestic	109	4	-	113
Common stock - International	191	12	-	203
Corporate debt	1,042	427	-	1,469
Mutual funds - Fixed income	1,148	1	(5)	1,144
Mutual funds - Domestic equity	394	12	-	406
Other	56	10	-	66
Total available-for-sale securities[3]	2,940	466	(5)	3,401
Total securities at fair value	$13,588	$516	$(983)	$13,121

1	Unrealized and realized gains and losses on trading securities are included in earnings in the statement of operations.
2

Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized.

3	Net unrealized gains (losses) on available-for-sale securities gross and net of tax as of June 30, 2018, are $3,138 and $2,089, respectively, and as of June 30, 2017, are $461 and $461, respectively.

At June 30, 2017, the Company had an available-for-sale investment in corporate debt securities with a par value of approximately $1.7 million which was valued at approximately $1.5 million. The securities were scheduled to mature in 2024. The issuer of the corporate debt redeemed these debt securities early at par value in May 2018. The Company recorded a realized gain in fiscal 2018 related to the early redemption of approximately $638,000.

The following summarizes investment income (loss) reflected in earnings for the periods presented.

(dollars in thousands)	Year Ended June 30,
Investment Income	2018	2017
Realized gains on sales of available-for-sale securities	$669	$31
Realized losses on sales of trading securities	(736)	-
Unrealized gains on trading securities	742	15
Realized foreign currency losses	(59)	(37)
Other-than-temporary declines in available-for-sale securities	-	(411)
Other-than-temporary declines in securities held at cost	-	(72)
Dividend and interest income	888	820
Total Investment Income	$1,504	$346

Proceeds from the sales of available-for-sale investments were approximately $2.1 million and $649,000, for the fiscal years ended June 30, 2018, and June 30, 2017, respectively. Gross gains on sales of available-for-sale investments were $675,000 and $34,000 for fiscal years 2018 and 2017, respectively. Gross losses on sales of available-for-sale investments were $6,000 and $3,000 for fiscal years 2018 and 2017, respectively. The amounts for fiscal 2018 include the proceeds and realized gain from the early redemption of debt securities discussed above. Realized gains and losses on the sale of available-for-sale investments are reclassified from other comprehensive income into investment income.

There were no impairment losses during fiscal year 2018. In fiscal year 2017, other-than temporary declines in value on available-for-sale securities of approximately $411,000 were included in investment income. The impairment losses resulted from fair values of certain equity securities being lower than book value. For the year ending June 30, 2017, there were four securities with a combined cost basis of $627,000 that were written down to a combined fair value of $216,000. Also included in investment income for fiscal 2017 was approximately $72,000 in other-than-temporary declines in value on securities held at cost. The impairment loss resulted from the estimated values of certain securities being lower than cost. In fiscal 2017, one security held at cost with a cost basis of $72,000 was written down to zero. In making these determinations, the Company considered the length of time and extent to which the fair value has been less than the cost basis, financial condition and prospects of the issuers, and the Company's ability to hold the investment until recovery.

Unrealized Losses

The following tables show the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company reviewed the gross unrealized losses shown as of June 30, 2018, and determined that the losses were not other-than-temporary based on consideration of the nature of the investment and the cause, severity and duration of the loss.

June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	39	(94)	-	-	39	(94)
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	991	(9)	-	-	991	(9)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$1,030	$(103)	$-	$-	$1,030	$(103)

June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
Common stock - Domestic	$-	$-	$-	$-	$-	$-
Common stock - International	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Mutual funds - Fixed income	-	-	95	(5)	95	(5)
Mutual funds - Domestic equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total available-for-sale securities	$-	$-	$95	$(5)	$95	$(5)

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. The fair value of a security that has a restriction is based on the quoted price for an otherwise identical unrestricted instrument that trades in a public market, adjusted for the estimated effect of the restriction. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds are valued at net asset value or closing price, as applicable. Certain corporate debt securities not traded on an exchange are valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, the Company periodically reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer’s financial condition. Certain debt securities may be valued based on review of similarly structured issuances in similar jurisdictions, when possible, or based on other traded debt securities issued by the issuer. The Company also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. Securities for which market quotations are not readily available are valued at their fair value as determined by the portfolio management team. The portfolio management team includes representatives from the investment and accounting departments. The portfolio management team meets periodically to consider a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the Board of Directors.

The following presents fair value measurements, as of each balance sheet date, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	June 30, 2018
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$7,807	$-	$-	$7,807
Mutual funds - Domestic equity	372	-	-	372
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				-
Total trading securities	8,179	-	-	8,179
Available-for-sale securities
Common stock - Domestic	-	-	-	-
Common stock - International	5,673	-	-	5,673
Corporate debt	-	-	-	-
Mutual funds - Fixed income	991	-	-	991
Mutual funds - Domestic equity	422	-	-	422
Other	-	-	-	-
Total available-for-sale securities	7,086	-	-	7,086
Total securities at fair value	$15,265	$-	$-	$15,265

	June 30, 2017
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$8,927	$-	$-	$8,927
Mutual funds - Domestic equity	378	-	-	378
Other	-	-	-	-
Offshore fund investment measured at net asset value[1]				415
Total trading securities	9,305	-	-	9,720
Available-for-sale securities
Common stock - Domestic	113	-	-	113
Common stock - International	203	-	-	203
Corporate debt	1,469	-	-	1,469
Mutual funds - Fixed income	1,144	-	-	1,144
Mutual funds - Domestic equity	406	-	-	406
Other	66	-	-	66
Total available-for-sale securities	3,401	-	-	3,401
Total securities at fair value	$12,706	$-	$-	$13,121

[1]

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

As of June 30, 2018, and June 30, 2017, 100 percent of the Company’s financial assets measured at fair value are derived from Level 1 inputs. The Company recognizes transfers between levels at the end of each quarter.

During the quarter ended September 30, 2017, the Company invested in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment, classified as available-for-sale, was valued at approximately $5.6 million at June 30, 2018, based on the quoted market price and is classified as Level 1 in the fair value hierarchy. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. Two unit trust investment funds managed by Galileo, described below under Investments Classified as Equity Method, also hold common shares of HIVE. The Company had both a direct ownership of HIVE and a combined direct and indirect ownership of HIVE of approximately 3.2 percent as of June 30, 2018. Frank Holmes is the non-executive chairman of HIVE and held shares and options at June 30, 2018. Effective August 31, 2018, upon the retirement of HIVE’s CEO and until a new CEO is hired, Mr. Holmes became Interim Executive Chairman of HIVE.

The Company had an investment in an affiliated offshore fund, classified as trading, which invested in companies in the energy and natural resources sectors. The fair value of this investment was estimated based on the net asset value per share at $415,000 as of June 30, 2017. This offshore fund liquidated during the fiscal year ended June 30, 2018.

Investments Classified as Equity Method

During the quarter ended September 30, 2017, the Company, through USCAN, invested approximately $500,000 in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. The investment was subsequently redeemed in full during fiscal 2018, and the Company no longer has an investment in the Galileo Partners Fund as of June 30, 2018. During the period of ownership, the Company’s ownership ranged between 23 and 30 percent, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income for the year ended June 30, 2018, is $1.7 million of equity method income of Galileo Partners Fund. Frank Holmes also directly held an investment in the fund as of June 30, 2018.

Summarized income statement information on the Galileo Partners Fund for the period of the Company’s investment is as follows:

Galileo Partners Fund
Summary Financial Information
For the Period from August 31, 2017 (investment) to June 30, 2018
(dollars in thousands)
Realized gains on sales of investments	$6,254
Decrease in unrealized gains on investments	(28)
Fund fees and expenses, including performance fees	(1,677)
Net income of fund	$4,549

During the year ended June 30, 2018, the Company, through USCAN, invested approximately $401,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. This fund has a concentration in technology and blockchain companies, which may result in volatility in the fund’s valuation. The Company owns approximately 25 percent of Galileo Technology and Blockchain Fund as of June 30, 2018, and the company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income for the year ended June 30, 2018, is $99,000 of equity method loss for Galileo Technology and Blockchain Fund. The Company’s investment in the fund was valued at approximately $283,000 at June 30, 2018. Frank Holmes also directly held an investment in the fund as of June 30, 2018.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The Company generates a majority of all of its operating revenues from managing and servicing USGIF. The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of net assets under management. The Company recorded base advisory fees from USGIF totaling $4.4 million and $4.9 million, respectively, for the years ended June 30, 2018, and 2017.

The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. For the years ended June 30, 2018, and 2017, the Company realized a decrease in its base advisory fee of $539,000 and $49,000, respectively, due to these performance adjustments.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2019. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $637,000 and $1.0 million for the years ended June 30, 2018, and 2017, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on the average daily net assets at an annual rate of 0.05 percent per investor class and 0.04 percent per institutional class of each fund. The Company recorded administrative services fees of $248,000 and $284,000 in fiscal years 2018 and 2017, respectively.

As of June 30, 2018, the Company had $419,000 in receivables from fund clients, of which $321,000 was from USGIF. As of June 30, 2017, the Company had $396,000 in receivables from fund clients, of which $287,000 was from USGIF.

The Company also serves as investment advisor to two exchange-traded funds (ETFs). The U.S. Global Jets ETF (ticker JETS) commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU) commenced operations in June 2017. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded ETF advisory fees totaling $701,000 and $357,000 in fiscal 2018 and 2017, respectively.

The Company provided advisory services to offshore clients and received a monthly advisory fee based on the net asset values of the clients and performance fees based on the overall increase in net asset values, if any. The Company recorded advisory fees from these clients totaling $3,000 and $135,000 for the years ended June 30, 2018, and 2017, respectively. The Company recorded no performance fees from these clients for fiscal years 2018 and 2017. The offshore clients liquidated during fiscal year 2018.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $960,000 and $1.1 million for the years ended June 30, 2018, and 2017, respectively. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded performance fees of $464,000 from these clients for the year ended June 30, 2018. The majority of the performance fees recorded in the current fiscal year are annual performance fees calculated at calendar year-end. Galileo recorded no performance fees for fiscal year 2017. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of expenses waived and absorbed was $88,000 and $53,000 for the years ended June 30, 2018, and 2017, respectively. On September 29, 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (Canadian ticker GOGO), on the Toronto Stock Exchange. GOGO is the Canadian version of GOAU. Galileo also started accepting purchases in its Partners Fund, a unit trust investment fund, in June 2017 and launched its Technology and Blockchain Fund, also a unit trust investment fund, in November 2017.

NOTE 5. NOTES RECEIVABLE

As of June 30, 2018, the Company held a note receivable with a principal amount of $234,000, of which $35,000 is included in current assets and $199,000 is classified as long term. The note is with an unrelated third party, has an annual interest rate of 15 percent and matures in 2021. This note was amended in November 2016. Upon amendment, the maturity date was extended from 2017 to 2021, unpaid interest was added to the principal, and provisions for penalty interest were added for failure to make scheduled interest or principal payments or failure to provide timely financial statements. Principal repayments on the note are scheduled to start in February 2019. The Company considered the credit quality of the other party and determined that no allowance for credit loss is necessary.

The Company had also entered into a promissory note with a principal amount of $2 million with an unrelated third party in June 2016 with a one-year maturity. As allowed by the agreement, in June 2017, the initial maturity was extended one-year to June 2018, and the Company received a $50,000 extension fee and all interest to date. The fee was amortized to interest income using the interest method over the remaining term of the note. The note bore interest at 12 percent, with 10 percent payable monthly and 2 percent payable at maturity. This promissory note was paid off in May 2018, prior to its scheduled maturity in June 2018. Proceeds were received for the principal and all accrued interest, and no gain or loss was realized.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2018	2017
Building and land	$4,597	$4,597
Furniture, equipment, and other	1,625	1,729
	6,222	6,326
Accumulated depreciation	(4,252)	(4,114)
Net property and equipment	$1,970	$2,212

Depreciation expense totaled $241,000 and $253,000 in fiscal years 2018 and 2017, respectively.

NOTE 7. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2018	2017
Professional fees	$219	$229
Vendors payable	420	257
Taxes payable	178	58
Other accrued expenses	$817	$544

NOTE 8. BORROWINGS

As of June 30, 2018, the Company has no borrowings or long-term liabilities except for deferred taxes.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal year. The credit agreement will expire on May 31, 2019, and the Company intends to renew annually. The credit facility is collateralized by $1 million at June 30, 2018, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2018, the credit facility remains unutilized by the Company.

NOTE 9. LEASE COMMITMENTS

The Company has operating leases for office equipment that expire between fiscal years 2019 and 2020 and for office facilities in Canada that expire in 2023. Lease expense totaled $336,000 and $292,000 in fiscal years 2018 and 2017, respectively. Minimum non-cancelable lease payments required under operating leases for future periods are as follows:

(dollars in thousands)
Fiscal Year	Amount
2019	$223
2020	101
2021	98
2022	99
2023	100
Total	$621

NOTE 10. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for contributions to the 401(k) plan of $90,000 and $86,000 for fiscal years 2018 and 2017, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. No profit sharing contributions were made in fiscal years 2018 or 2017.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $20,000 and $22,000 in fiscal years 2018 and 2017, respectively.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. During fiscal years 2018 and 2017, employees purchased 2,605 and 3,433, respectively, shares of treasury stock from the Company.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets under the symbol “GROW.” There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2018, or 2017.

The Company’s class A and class B common stock have no voting privileges.

Dividends

Dividends of $0.0025 per share per month totaling $393,000 and $394,000 were paid to holders of class A common stock in fiscal years 2018 and 2017, respectively. Dividends of $62,000 and $62,000 were paid to holders of class C common stock in fiscal years 2018 and 2017, respectively.

The monthly dividend of $0.0025 is authorized through September 2018 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2018. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2018, approximately $2.74 million remains available for repurchase under this authorization.

During fiscal years 2018 and 2017, the Company repurchased 48,947 and 69,636, respectively, of its class A shares on the open market using cash of $141,000 and $114,000, respectively. To date, the Company has repurchased a total of 540,235 class A shares under the repurchase program using cash of $1.3 million.

Other Activity

The Company did not grant any shares of class A common stock to employees during fiscal year 2018 or 2017. Grants vest immediately after issuance.

The Company granted 7,200 and 3,600 shares of class A common stock at a weighted average fair value of $2.62 and $1.66 to its non-employee directors in fiscal years 2018 and 2017, respectively. Grants vest immediately after issuance.

Issuances of treasury stock for grants or bonuses are accounted for using the weighted-average cost basis of the shares issued. During fiscal year 2018, shares were issued, as described above, with a weighted-average cost basis less than current fair value, which resulted in a combined increase to additional paid-in capital of approximately $2,000 for fiscal year 2018. During fiscal year 2017, shares were issued with a weighted-average cost basis greater than current fair value, which resulted in a combined negative adjustment to additional paid-in capital of approximately $5,000 for fiscal year 2017.

Shareholders of class C shares are allowed to convert to class A. During fiscal years 2018 and 2017, 90 and 180 shares, respectively, were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Stock-based compensation

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. No options were granted in fiscal years 2018 or 2017. As of June 30, 2018, there were no options outstanding under the 1989 Plan.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. In fiscal year 2018, 2,000 options were granted with a fair value, net of tax, of approximately $4,000. The options granted in fiscal year 2018 will vest over six months through September 2018. No options were granted in fiscal year 2017. As of June 30, 2018, there were 4,000 options outstanding under the 1997 Plan.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the various employee stock option plans for the past two fiscal years are summarized below:

(dollars in thousands, except price data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2016	2,000	$12.31
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2017	2,000	$12.31
Granted	2,000	$2.74
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2018	4,000	$7.53	5.49	$-

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2018, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($)
1997 Plan Class A	10/07/09	2,000	1.27	$12.31	2,000	$12.31
	03/21/18	2,000	9.72	$2.74	-	$2.74
		4,000	5.49	$7.53	2,000	$12.31

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

The U.S. statutory rate for the consolidated U.S. federal income tax return was approximately 34 percent for the fiscal year ended June 30, 2017. The current applicable Canadian statutory rate for the Canadian subsidiaries is approximately 26.5 percent.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In the second quarter, the Company revised its estimated annual effective rate to reflect a change in its U.S. federal statutory rate from 34 percent to 21 percent. See further discussion in the Provisional amounts section below. The rate change is effective on January 1, 2018; therefore, the Company’s blended U.S. statutory tax rate for the fiscal year ended June 30, 2018, is approximately 28 percent.

At June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The final transitional impacts of the Act may differ from the initial estimates.

Prior to the enactment of Act, the Company had not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. The earnings of the foreign subsidiaries were considered to be indefinitely reinvested, and as a result, no deferred tax liability was previously recorded. The Company has reevaluated its historic indefinite reinvestment assertion as a result of the enactment of the Act and determined that historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested. As a result, for the period ended June 30, 2018, the Company recorded a deferred tax expense and liability related to foreign withholding taxes in the amount of approximately $57,000 for those undistributed earnings which are no longer considered indefinitely invested.

The Act also established new tax provisions that become effective in future periods, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries.

Under the new GILTI tax rules, an accounting policy election must be made to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect as a component of deferred taxes. This provision is effective for tax years beginning on or after January 1, 2018, which for the Company would be the fiscal year beginning on July 1, 2018 (fiscal 2019). The Company’s analysis of the new GILTI rules and its impacts is currently incomplete. Accordingly, the Company has not yet made a policy election regarding the treatment of the GILTI tax.

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

Carryovers

For U.S. federal income tax purposes at June 30, 2018, the Company has U.S. federal net operating loss carryovers of $4.7 million with $2.0 million and $2.7 million expiring in fiscal years 2035 and 2036, respectively. The Company has capital loss carryovers of $1.1 million with $750,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $69,000 with $34,000; $19,000; $5,000; and $11,000 expiring in fiscal years 2019, 2020, 2021, and 2023, respectively. For Canadian income tax purposes, Galileo has net operating loss carryovers of $338,000 with $102,000; $44,000; $121,000; and $71,000 expiring in fiscal years 2027, 2030, 2036 and 2037, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

Additional Disclosures

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2018, and 2017, a valuation allowance of $1.7 million and $3.3 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2018	2017
United States	$(645)	$(188)
Canada	1,531	(339)
Total	$886	$(527)

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
(dollars in thousands)	2018	% of Pretax	2017	% of Pretax
Tax expense (benefit) at statutory rate	$244	27.6%	$(179)	34.0%
Valuation allowance	(1,498)	(169.2)%	144	(27.3)%
Income from controlled foreign corporation	377	42.6%	33	(6.3)%
Tax on deemed repatriation	17	1.9%	-	0.0%
Rate changes	1,217	137.5%	-	0.0%
Canadian withholding tax	63	7.1%	-	0.0%
Non-taxable investment income	(270)	(30.7)%	(15)	2.9%
Nondeductible meals and entertainment	27	3.1%	20	(3.8)%
Other	20	2.3%	14	(2.7)%
Total tax expense	$197	22.2%	$17	(3.2)%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2018	2017
Current tax expense - U.S. Federal	$5	$6
Current tax expense - Non-U.S.	142	11
Deferred tax expense - U.S. Federal	-	-
Deferred tax expense - Non-U.S.	50	-
Total tax expense	$197	$17

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2018	2017
Book/tax differences in the balance sheet
Trading securities	$39	$316
Prepaid expenses	(45)	(92)
Accumulated depreciation	162	166
Available-for-sale securities	(1,097)	228
Other investments	45	355
Equity method investments	13	-
Accrued expenses	146	126
Product start-up costs	60	117
Stock-based compensation expense	4	6
Other	(73)	-
Tax Carryovers
Net operating loss carryover	1,069	1,690
Cumulative eligible capital carryover	-	67
Charitable contributions carryover	14	50
Capital loss carryover	231	255
Valuation Allowance	(1,667)	(3,284)
Net deferred tax liability	$(1,099)	$-

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2018	2017
Net Income (Loss)	$689	$(544)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	42	(31)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$647	$(513)

Weighted average number of outstanding shares
Basic	15,158,067	15,212,008
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,158,067	15,212,008

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2018, and 2017, employee stock options for 4,000 and 2,000 shares were excluded from diluted EPS.

During fiscal years 2018 and 2017, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency translation adjustment	Total
Balance at June 30, 2016	$45	$(194)	$(149)
Other comprehensive income (loss) before reclassifications	36	(3)	33
Tax effect	-	-	-
Amount reclassified from AOCI	380	-	380
Tax effect	-	-	-
Net other comprehensive income (loss) for 2017	416	(3)	413
Balance at June 30, 2017	461	(197)	264
Other comprehensive income (loss) before reclassifications	3,346	(49)	3,297
Tax effect	(1,049)	-	(1,049)
Amount reclassified from AOCI	(669)	15	(654)
Tax effect	-	-	-
Net other comprehensive income (loss) for 2018	1,628	(34)	1,594
Balance at June 30, 2018	$2,089	$(231)	$1,858

1.	Amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 15. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company manages the following business segments:

1.

Investment management services, by which the Company offers, to USGIF, offshore clients, and ETF clients, a range of investment management products and services to meet the needs of individual and institutional investors;

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

The following schedule details total revenues and income by business segment; certain amounts have been reclassified for comparative purposes:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Year ended June 30, 2018
Net operating revenues	$4,837	$1,424	$-	$6,261
Investment income	$-	$21	$1,483	$1,504
Income from equity method investments	$-	$-	$1,624	$1,624
Other income	$31	$15	$-	$46
Income (loss) before income taxes	$(1,941)	$97	$2,730	$886
Depreciation and amortization	$229	$12	$-	$241
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at June 30, 2018	$7,878	$1,812	$19,242	$28,932
Deferred tax asset				$-
Consolidated total assets at June 30, 2018				$28,932
Year ended June 30, 2017
Net operating revenues	$5,663	$1,100	$-	$6,763
Investment income	$-	$3	$343	$346
Income (loss) before income taxes	$(763)	$(89)	$325	$(527)
Depreciation and amortization	$238	$15	$-	$253
Capital expenditures	$-	$-	$-	$-

Net operating revenues from investment management services include revenues from USGIF of $4.1 million and $5.2 million in fiscal years 2018 and 2017, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $701,000 and $357,000 in fiscal years 2018 and 2017, respectively.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $1.4 million and $866,000 in fiscal years 2018 and 2017, respectively, and from other significant advisory clients of $220,000 in fiscal year 2017.

NOTE 16. RELATED PARTY TRANSACTIONS

On June 30, 2018, and 2017, the Company had $9.6 million and $11.1 million, respectively, at fair value invested in USGIF and offshore funds the Company advised. These amounts were included in the Consolidated Balance Sheet as “trading securities” and “available-for-sale securities” in fiscal years 2018 and 2017. The Company recorded $131,000 and $110,000 in income from dividends and capital gain distributions and $10,000 and $15,000 in net recognized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2018 and 2017, respectively. The offshore clients liquidated during fiscal 2018.

In addition, the Company had $283,000 at June 30, 2018, invested in a fund advised by Galileo accounted for under the equity method of accounting. During fiscal 2018, the Company was also invested in another fund advised by Galileo accounted for under the equity method of accounting. This investment was no longer held at June 30, 2018. The Company recorded income from equity method investments of $1.6 million in fiscal 2018. See further discussion of these investments in Note 3.

The Company earned advisory and administrative services fees, as applicable, from the various funds for which it and its subsidiaries act as investment adviser, as disclosed in Note 4. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2018, and 2017, the Company had $419,000 and $396,000, respectively, of receivables from mutual funds included in the Consolidated Balance Sheets within “receivables.”

As discussed in Note 3, the Company holds an investment in HIVE valued at $5.6 million as of June 30, 2018. Frank Holmes, a director and Chief Executive Officer of the Company, is the non-executive chairman of HIVE, for which he received director fees from HIVE during fiscal 2018. Mr. Holmes held shares and options of HIVE at June 30, 2018. Effective August 31, 2018, upon the retirement of HIVE’s CEO and until a new CEO is hired, Mr. Holmes became Interim Executive Chairman of HIVE.

Mr. Holmes was a director of each offshore fund until the liquidation of the offshore funds in fiscal year 2018. The Company had a corporate investment, classified as trading, in one of the offshore funds valued at $415,000 at June 30, 2017. Mr. Holmes is a director of Meridian Fund Managers Ltd., which served as the manager of the offshore funds.

Mr. Holmes is also a director of a private company in which the Company holds common stock and warrants classified as other investments and valued at $1.5 million at June 30, 2018, and 2017, and in which he holds nontransferable stock options. The Company received $126,000 and $105,000 in dividend income from its investments in this company in fiscal years 2018 and 2017, respectively.

NOTE 17. CONTINGENCIES AND COMMITMENTS

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

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2018 through September 2018, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2018 to September 2018 will be approximately $113,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management believes that, as of June 30, 2018, the Company’s management has maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	63

Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company, its subsidiaries, and the investment companies it sponsors. Mr. Holmes has served on the board of Thunderbird Entertainment, Inc. from June 2014 to present. He has also served as Chairman of the Board of HIVE Blockchain Technologies Ltd. since August 2017. Mr. Holmes has served as Director of Meridian Fund Managers Ltd. since November 2003. Mr. Holmes served as Trustee of U.S. Global Investors Funds from August 1989 to December 2015; Director of Meridian Global Gold & Resources Fund Ltd. from December 2003 to November 2017; Director of Meridian Global Energy & Resources Fund Ltd. from April 2006 to November 2017; and Director of Meridian Global Dividend Income Fund from April 2011 to March 2014.

Jerold H. Rubinstein	80

Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein has served as Director of Salton Sea Industries from June 2016 to present. Mr. Rubinstein served as Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to December 2017. He also served as Director and Chairman of the Audit Committee of Greenwood Hall, Inc. from November 2016 to June 2017; Director, Chairman of the Board and CEO of Stratus Media Group, Inc. from April 2011 to July 2014; Director, Chief Executive Officer, and Chairman of the Board for ProElite, Inc. from June 2012 to July 2014; Director, Chairman of the Board and Chairman of the Audit Committee of RestorGenex Corporation during the period April 2011 to July 2014; and Director and Chairman of the Audit Committee of SpendSmart Payments Co. from October 2013 to April 2016.

Roy D. Terracina	72

Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Mr. Terracina is the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. He has served as Chairman of the Board of Our Lady of the Lake University since September 2006.

Thomas F. Lydon, Jr.	58

Director of the Company since June 1997. Mr. Lydon has served as Chairman of the Board and President of Global Trends Investments since April 1996; Trustee of Guggenheim Investments since February 2012; and Director of Harvest Volatility Edge Trust since December 2017.

Susan B. McGee	59	President of the Company from February 1998 to May 2018, General Counsel from March 1997 to May 2018, and Chief Compliance Officer from January 2016 to May 2018.
Lisa C. Callicotte	45

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

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2018 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. One of the four directors attended the 2017 annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member

Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s internal audit function and independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board of Directors. The Audit Committee met four times during the past fiscal year. Each incumbent committee member attended at least 75 percent of the committee meetings during the last fiscal year.

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2018, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2018 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2018.

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

The Company believes generally that its Board of Directors as a whole should encompass a range of talent and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. Whenever a vacancy occurs on the Board of Directors, the board members are responsible for identifying one or more candidates to fill that vacancy, investigating each candidate and evaluating their suitability for service on the board. The following attributes or qualifications will be considered by the Board of Directors in evaluating a person’s candidacy:

●	Management and leadership experience;
●	Skilled and diverse background; and
●	Integrity and professionalism.

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

Based solely on the Company’s review of the copies of such reports received by the Company and on written representations by the Company’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to the fiscal year ended June 30, 2018, its officers and directors, and all of the persons known to it to own more than 10 percent of its common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO, the CFO, and our other most highly compensated executive officer of the Company (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2018. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, plus our other most highly compensated NEO in fiscal year 2018.

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

Objectives

Our executive compensation programs are designed to:

●	attract and retain key executives,
●	align executive performance with our long-term interests and those of our shareholders, and
●	link executive pay with performance.

Elements of Executive Compensation

The committee reviews and approves all components of executive officer compensation. The principal elements of executive compensation, other than Mr. Holmes, are:

●	base salary,
●	performance-based cash and stock bonuses,
●	long-term incentive awards, and
●	other compensation and benefits.

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2018 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Mr. Holmes considered a matrix of factors in reviewing the performance of, and compensation for, the CFO, Ms. Lisa Callicotte. Mr. Holmes considered such things as responsibilities, productivity, results of the Company’s actual versus targeted goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified audit results and the cost of living in San Antonio. Occasionally, Ms. Callicotte receives discretionary bonuses for the completion of projects.

In reviewing the performance of and compensation for the President, General Counsel, and Chief Compliance Officer Susan McGee, Mr. Holmes considered a matrix of factors including responsibilities, productivity, hours of work, profitability of the Company, timely and accurate regulatory filings, completion of regulatory examinations, and the cost of living in San Antonio. In addition to her base salary, Ms. McGee was paid a monthly bonus based on retail assets in recognition of her strategic guidance of the marketing personnel. Ms. McGee received a monthly bonus when certain financial metrics are met. Occasionally, Ms. McGee received discretionary bonuses for special projects such as completion of regulatory exams or managing significant new business relationships.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2018, no stock options were granted under this plan. As of June 30, 2018, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2018, 2,000 stock options were granted to Ms. Callicotte. As of June 30, 2018, 583,300 options had been granted; 257,000 shares had been exercised; 322,300 options had expired; 4,000 options remained outstanding; and 139,000 options are available for grant.

2010 Stock Incentive Plan

In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2018, no stock bonuses were awarded to NEOs.

Assessment of Risk

By design, the Company’s compensation program for all employees, including executive officers, does not incentivize excessive risk-taking. The Company’s base salary component of compensation does not encourage risk-taking because it is a fixed amount. Generally, incentive awards have the following risk-limiting characteristics:

●	Awards are made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance;
●	All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $18,500 in calendar year 2018. An additional “catch-up” pretax contribution of up to $6,000 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. No profit sharing contributions were made in fiscal years 2018 or 2017.

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

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. During fiscal years 2018 and 2017, employees purchased 2,605 and 3,433 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2018 in the “All Other Compensation” column.

Employment Agreements, Termination and Change-in Control Arrangements

We do not have any employment agreements, termination agreements, or change-in control agreements with any of our executive officers.

Compliance with Section 162(m)

As amended by the Tax Cuts and Jobs Act enacted in December 2017, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation greater than $1 million paid during any fiscal year to our CEO, CFO and our three other most highly compensated executive officers. The Compensation Committee plans to review this matter as appropriate and take action as may be necessary to preserve the deductibility of compensation payments to the extent reasonably practical and consistent with our objectives.

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2018, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position		($)	($)	($) [1]	($)	($)
(dollars in thousands)
Frank E. Holmes
Chief Executive Officer	2017	422	4	94	101	621
Chief Investment Officer	2018	422	88	187	90 [2]	787

Lisa C. Callicotte
Chief Financial Officer	2017	135	32	-	12	179
	2018	135	51	-	12 [3]	198

Susan B. McGee [5]
President / General Counsel /	2017	258	34	8	38	338
Chief Compliance Officer	2018	246	65	5	77 [4]	393

1.	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
2.	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $55 in insurance, (ii) $12 in matched contributions, (iii) $10 in memberships, and (iv) $13 in miscellaneous items.
3.	Represents amounts paid by us on behalf of Ms. Callicotte as follows: (i) $10 in matched contributions, and (ii) $2 in miscellaneous items.
4.

Represents amounts paid by us on behalf of Ms. McGee as follows: (i) $35 in accrued paid time off payout, (ii) $10 in insurance, (iii) $14 in matched contributions, (iv) $3 in memberships, and (v) $15 in miscellaneous items.

5.	Ms. McGee separated her employment effective May 31, 2018.

No stock awards were granted to the named executive officers in fiscal year 2018.

Outstanding equity awards as of June 30, 2018, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date
(dollars in thousands)
Frank E. Holmes	-	-	n/a	n/a
Lisa C. Callicotte	2,000		$12.31	10/07/19
		2,000	$2.74	03/21/28
Susan B. McGee	-	-	n/a	n/a

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter paid in arrears. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. The Company grants each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2018, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
(dollars in thousands)
Jerold H. Rubinstein	$124	$6	$130
Roy D. Terracina	$64	$6	$70
Thomas F. Lydon, Jr.	$74	$6	$80

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.
2.	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 24, 2018, there were 2,068,857 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.79%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 24, 2018, there were 13,075,749 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Royce & Associates, LP – New York, NY [1]	1,143,905	8.75%

1.	Information is from Schedule 13F-HR as of June 30, 2018, filed with the SEC on August 9, 2018.

Security Ownership of Management

The following table sets forth, as of August 24, 2018, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C Common Stock		Class A Common Stock
Beneficial Owner	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.79%	499,471	3.82%
Lisa C. Callicotte, CFO	-	-	17,026	0.13%
Jerold H. Rubinstein, Director	-	-	5,600	0.04%
Roy D. Terracina, Director	-	-	60,400	0.46%
Thomas F. Lydon, Jr., Director	-	-	14,100	0.11%
All directors and executive officers as a group (five persons)	2,064,560	99.79%	596,597	4.56%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	-----	-----	717,000
1997 Non-Qualified Stock Option Plan [2]	4,000	$7.53	139,000
Employee Stock Purchase Plan [3]	N/A	N/A	119,408
2010 Stock Incentive Plan [4]	N/A	N/A	64,600
Total	4,000		1,040,008

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

U.S. Global is invested in several of the mutual funds it manages. See Note 16, Related Party Transactions, to the Consolidated Financial Statements of this Annual Report on Form 10-K, which incorporates the information of the relationships and related transaction for this Item 13. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2018, and 2017, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2018	2017
Audit fees [1]	$229	$220
Audit-related fees [2]	-	-
Tax fees [3]	67	25
Total fees	$296	$245

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

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2018, and 2017 were pre-approved by the Audit Committee.

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

14.02	Code of Ethics, incorporated by reference to ETF Series Solutions Post-Effective Amendment 332 filed April 26, 2018 (EDGAR Accession No. 0000894189-18-002476)
21	List of Subsidiaries of the Company, included herein.
23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
101.INS	INS XBRL Instance Document.
101.SCH	SCH XBRL Taxonomy Extension Schema Document.
101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 6, 2018	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 6, 2018

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 6, 2018

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 6, 2018

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 6, 2018

/s/ Lisa C. Callicotte		September 6, 2018
Lisa C. Callicotte	Chief Financial Officer