Form 10-Q
period 2018-09-30
U S GLOBAL INVESTORS INC
filed 2018-11-08
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

On October 26, 2018, there were 13,866,691 shares of Registrant’s class A nonvoting common stock issued and 13,076,774 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,857 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2018	June 30, 2018
(dollars in thousands)	(UNAUDITED)
Current Assets
Cash and cash equivalents	$5,996	$6,364
Restricted cash	1,000	1,000
Investments in securities, at fair value	8,790	8,179
Accounts and other receivables	606	1,216
Note receivable	53	35
Prepaid expenses	282	328
Total Current Assets	16,727	17,122

Net Property and Equipment	1,914	1,970

Other Assets
Investments in securities at fair value, non-current	5,525	7,086
Other investments	2,168	2,207
Equity method investments	281	283
Note receivable, non-current	181	199
Other assets, non-current	62	65
Total Other Assets	8,217	9,840
Total Assets	$26,858	$28,932
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$107	$198
Accrued compensation and related costs	288	645
Dividends payable	-	113
Other accrued expenses	866	817
Total Current Liabilities	1,261	1,773

Long-Term Liabilities
Deferred tax liability	739	1,099
Total Long-Term Liabilities	739	1,099
Total Liabilities	2,000	2,872

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,691 shares at September 30, 2018, and June 30, 2018	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,857 shares at September 30, 2018, and June 30, 2018	52	52
Additional paid-in-capital	15,651	15,650
Treasury stock, class A shares at cost; 789,917 and 790,445 shares at September 30, 2018, and June 30, 2018, respectively	(1,876)	(1,878)
Accumulated other comprehensive income (loss), net of tax	(212)	1,858
Retained earnings	10,453	9,513
Total U.S. Global Investors Inc. Shareholders’ Equity	24,415	25,542
Non-Controlling Interest in Subsidiary	443	518
Total Shareholders’ Equity	24,858	26,060
Total Liabilities and Shareholders’ Equity	$26,858	$28,932

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017
Operating Revenues
Advisory fees	$1,170	$1,433
Administrative services fees	53	57
	1,223	1,490
Operating Expenses
Employee compensation and benefits	798	901
General and administrative	1,010	948
Advertising	40	59
Depreciation and amortization	58	61
	1,906	1,969
Operating Loss	(683)	(479)
Other Income (Loss)
Investment income (loss)	(907)	209
Income (loss) from equity method investments	(7)	1,513
Other income	9	3
	(905)	1,725
Income (Loss) Before Income Taxes	(1,588)	1,246
Provision for Income Taxes
Tax expense (benefit)	(356)	10
Net Income (Loss)	(1,232)	1,236
Less: Net Loss Attributable to Non-Controlling Interest	(83)	(34)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(1,149)	$1,270

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.08)	$0.08
Diluted	$(0.08)	$0.08

Basic weighted average number of common shares outstanding	15,144,884	15,182,651
Diluted weighted average number of common shares outstanding	15,144,884	15,182,651

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30
(dollars in thousands)	2018	2017
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(1,149)	$1,270
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period [1]	-	9,140
Less: reclassification adjustment for gains/losses included in net income [1]	-	(7)
Net change from available-for-sale investments, net of tax [1]	-	9,133
Foreign currency translation adjustment	27	54
Other Comprehensive Income	27	9,187
Comprehensive Income (Loss)	(1,122)	10,457
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	8	18
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$(1,130)	$10,439

1.

Effective July 1, 2018, upon the adoption of ASU 2016-01, the Company no longer has an available-for-sale category for equity securities for which changes in fair value are recognized in other comprehensive income (loss). See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,650	$(1,878)	$1,858	$9,513	$518	$26,060
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	-	-	-	-	(2,089)	2,089	-	-
Balance at July 1, 2018	347	52	15,650	(1,878)	(231)	11,602	518	26,060
Purchases of 1,000 shares of Common Stock (class A)	-	-	-	(2)	-	-	-	(2)
Issuance of stock under ESPP of 628 shares of Common Stock (class A)	-	-	-	2	-	-	-	2
Dividends declared	-	-	-	-	-	-	-	-
Stock bonuses	-	-	(1)	2	-	-	-	1
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive income, net of tax	-	-	-	-	19	-	8	27
Net loss	-	-	-	-	-	(1,149)	(83)	(1,232)
Balance at September 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,651	$(1,876)	$(212)	$10,453	$443	$24,858

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2017 (13,866,601 shares of class A; 2,068,947 shares of class C)	$347	$52	$15,646	$(1,760)	$264	$9,321	$484	$24,354
Purchases of 9,199 shares of Common Stock (class A)	-	-	-	(14)	-	-	-	(14)
Issuance of stock under ESPP of 980 shares of Common Stock (class A)	-	-	(1)	3	-	-	-	2
Dividends declared	-	-	-	-	-	(114)	-	(114)
Stock bonuses	-	-	-	1	-	-	-	1
Stock-based compensation expense	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	9,169	-	19	9,188
Net income (loss)	-	-	-	-	-	1,270	(34)	1,236
Balance at September 30, 2017 (13,866,601 shares of class A; 2,068,947 shares of class C)	$347	$52	$15,645	$(1,770)	$9,433	$10,477	$469	$34,653

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(1,232)	$1,236
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58	61
Net recognized loss on securities	29	633
Net (income) loss from equity method investment	7	(1,513)
Provision for deferred taxes	(361)	-
Stock bonuses	1	1
Stock-based compensation expense	2	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	612	(63)
Prepaid expenses	50	97
Investment securities	951	1,555
Accounts payable and accrued expenses	(406)	(41)
Total adjustments	943	730
Net cash provided by (used in) operating activities	(289)	1,966
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	-	(2,420)
Purchase of equity method investment	-	(501)
Proceeds on sale of available-for-sale securities	-	32
Return of capital on investments	10	11
Net cash provided by (used in) investing activities	10	(2,878)
Cash Flows from Financing Activities:
Issuance of common stock	2	2
Repurchases of common stock	(2)	(14)
Dividends paid	(114)	(114)
Net cash used in financing activities	(114)	(126)
Effects of foreign currency translation	25	53
Net decrease in cash, cash equivalents, and restricted cash	(368)	(985)
Beginning cash, cash equivalents, and restricted cash	7,364	4,958
Ending cash, cash equivalents, and restricted cash	$6,996	$3,973

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$119	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2018, except for the adoption of new accounting pronouncements discussed below.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65 percent interest in Galileo Global Equity Advisors Inc. (“Galileo”). U.S. Global Brokerage, Inc. ceased operations in December 2015 and was dissolved on July 27, 2018.

Galileo is consolidated with the operations of the Company. The non-controlling interest in this subsidiary is included in “Non-Controlling Interest in Subsidiary” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Lisa Callicotte, CFO, serve as directors of Galileo.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”) and, until November 2017, one of the offshore funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $9.7 million at September 30, 2018, and $9.6 million at June 30, 2018.

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

The Company holds a variable interest in a fund advised by Galileo, and during fiscal year 2018 held a variable interest in another fund advised by Galileo, but these funds do not qualify as VIEs. Since the funds are not VIEs, the Company evaluated if it should consolidate the funds under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the funds and, therefore, does not consolidate the funds. However, for one of the funds, the Company’s ownership ranged between approximately 23 and 30 percent during fiscal year 2018 until the investment was redeemed in full, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. The Company’s ownership of the other fund has ranged between approximately 20 and 25 percent since original purchase in the third quarter of fiscal year 2018, and was approximately 25 percent at September 30, 2018. The Company is considered to have the ability to exercise significant influence, and thus, that investment has been also accounted for the investment under the equity method of accounting. See further information about these investments in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. The results of operations for the three months ended September 30, 2018, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements and Developments

Accounting Pronouncements Adopted During the Period

The FASB issued ASU 2014-09, Revenue from Contracts with Customers, and several amendments (collectively, “ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The Company adopted this guidance on July 1, 2018, using the modified retrospective transition method. Under this method, entities are required to report any effect from adoption as a cumulative effect adjustment to retained earnings at the adoption date. The adoption of the standard did not have an effect on opening retained earnings, net income or earnings per share measures as the Company determined that its policy for recognition of investment advisory fees, performance fees, administrative service fees, and fee waivers prior to our adoption is consistent with the updated revenue recognition requirements of ASU 2014-09, as amended. The Company has applied the guidance to all contracts that were not completed on the effective date of adoption and determined that the new guidance does not change how the Company recognized revenue. The impact of ASU 2014-09 on the timing of recognition of performance fee revenues may result in future performance fees being recognized earlier under ASU 2014-09, but this will depend on the terms and conditions in any future relevant agreements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends the guidance on the classification and measurement of investments in equity securities. It also amends certain presentation and disclosure requirements. Under the amended guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (“ASU 2018-03”) to clarify certain aspects of the guidance in ASU 2016-01. U.S. Global adopted ASU 2018-03 at the same time as ASU 2016-01. To adopt the amendments, entities are required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Company adopted this guidance on July 1, 2018, and reclassified $3.1 million in unrealized gains and $1.0 million in related deferred tax expense from Accumulated Comprehensive Income into Retained Earnings. Effective July 1, 2018, changes in the fair value of the Company’s equity investments previously classified as available-for-sale are reported through earnings rather than through other comprehensive income. For equity investments without a readily determinable fair value that are were accounted for using the cost method, the Company has elected to measure such securities at cost, adjusted for impairments and observable price changes. The Company expects that future net income or loss will be more volatile as a result of these changes in accounting for our investments in available-for-sale and cost method equity securities.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarified how certain cash receipts and cash payments are classified and presented on the Statement of Cash Flows, including distributions from equity method investees. The Company adopted this guidance on July 1, 2018, retrospectively to all periods presented. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company early adopted this guidance in entirety in the first quarter of fiscal year 2019 with no significant change to disclosures.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet by recording a lease asset and a lease liability. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. ASU 2018-11, Leases (Topic 842): Targeted Improvements, was issued in July 2018 to clarify certain aspects of ASU 2016-02. The Company’s current leases are primarily for equipment and for office space for the Canadian subsidiary. The Company does not expect that adoption will have a material impact on its consolidated statements of operations because its leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a gross up in total assets and total liabilities on the Company’s consolidated balance sheets.

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

Significant Accounting Policies

As a result of the adoptions of accounting pronouncements during the current period that affected investments and revenue recognition, the following accounting policies have been updated. For a complete listing of the Company's significant accounting policies, please refer to the Annual Report on Form 10-K for the year ended June 30, 2018.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) (“AOCI”), net of tax, is reported in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and includes any unrealized gains and losses on debt securities classified as available-for-sale, foreign currency translation adjustments, and prior to fiscal year 2019, the unrealized gains and losses on equity securities classified as available-for-sale.

Investments. The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on the first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

Investments in Equity Securities. Equity securities are generally carried at fair value on the consolidated balance sheets with changes in the fair value recorded through earnings within investment income (loss).

Investments in Debt Securities. The Company classifies debt investments as available-for-sale or held-to-maturity based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity. Available-for-sale debt securities are reported at fair value, and changes in unrealized gains and losses are reported net of tax in AOCI. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from AOCI to investment income (loss). Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are measured at amortized cost.

Other Investments. Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. For these securities, the Company generally elects to value using the measurement alternative, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in investment income (loss).

Revenue Recognition. The Company’s operating revenue is earned from investment advisory and administrative services provided to clients. Each distinct service promised in the agreements is considered a performance obligation and is the basis for determining when revenue is recognized. The fees are allocated to each distinct performance obligation and revenue is recognized when, or as, promises are satisfied. The consideration for services is generally variable and included in net revenues when it is improbable that a significant reversal could occur in the future. The timing of when clients are billed and related payment received varies in accordance with agreed-upon contractual terms. For current agreements, billing occurs after the Company has recognized revenue which results in accounts receivable and accrued revenue.

Investment Advisory Fees. The investment advisory agreements have a single performance obligation, since the promised services are not separately identifiable from other promises in the agreements and, therefore, are not distinct. Investment advisory fees are comprised of two components, a base fee and a performance fee, if applicable. Base investment advisory fees are recognized as the services are performed over time and are based upon agreed-upon percentages of average assets under management (“AAUM”), depending on contractual terms. These fees are received in cash after the end of each monthly period within 30 days. Investment advisory fees are affected by changes in assets under management, including market appreciation or depreciation, foreign exchange translation, and net inflows or outflows. Investment advisory fees are reported net of fee waivers.

Performance Fees. USGI receives investment advisory performance fees from certain funds. Performance fees for the equity funds within USGIF are a fulcrum fee that is a 0.25 percent adjustment upwards or downwards of the base investment advisory fees when there is a 5 percent difference between a fund’s performance and that of its benchmark index over the prior rolling 12 months. Performance fees are recorded when it is determined that they are no longer probable of significant reversal. These fees are received in cash or paid in cash after the end of each monthly period within 30 days. Performance fees are affected by changes in fund performance, benchmark index performance, and assets under management.

Investment Advisory Fees - Canada. Galileo investment advisory agreements have a single performance obligation, since the promised services are not separately identifiable from other promises in the agreements and, therefore, are not distinct. Galileo investment advisory fees are recognized as the services are performed over time and are based upon agreed-upon percentages of AAUM or assets under management, depending on contractual terms. These fees are received in cash after the end of each monthly period within 30 days. Galileo investment advisory fees are affected by changes in assets under management, including market appreciation or depreciation, foreign exchange translation, and net inflows or outflows.

Performance Fees - Canada. Galileo receives investment advisory performance fees from certain funds. These performance fees are dependent upon exceeding contractual return thresholds, and include an annual measurement period. Performance fees are recognized when it is determined that they are no longer probable of significant reversal, typically on an annual basis. These fees are received in cash typically within 60 days after measurement date.

Administrative Services Fees. The administrative services agreement has a single performance obligation, since the promised services are not separately identifiable from other promises in the agreement and, therefore, are not distinct. Administrative services fees are recognized as the services are performed over time and are based upon agreed-upon percentages of AAUM. These fees are received in cash after the end of each monthly period within 30 days. Administrative services fees are affected by changes in assets under management, including market appreciation or depreciation, foreign exchange translation, and net inflows or outflows. Administrative services fees are reported net of fee waivers.

Fee Waivers. For certain clients, the Company has agreed to contractually limit the expenses or voluntarily waived or reduced its fees and/or agreed to pay expenses for the remaining USGIF funds. These fee waivers are deemed to be a reduction of the transaction price and are reported as a reduction of investment advisory fees and/or administrative services fees. These fees are paid in cash after the end of each monthly period within 30 days.

NOTE 2. INVESTMENTS

As of September 30, 2018, the Company held investments in securities at fair value totaling approximately $14.3 million with a cost basis of approximately $12.3 million. The fair value of these investments is 53.3 percent of the Company’s total assets at September 30, 2018. In addition, the Company held other investments of $2.2 million and investments of approximately $281,000 accounted for under the equity method of accounting.

As discussed in Note 1, the Company adopted ASU 2016-01, which amended the guidance on the classification and measurement of investments in equity securities, effective July 1, 2018. There is no longer an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. Under the amended guidance, all of the Company’s equity investments with readily determinable fair values are classified as securities at fair value, and changes in unrealized gains or losses are reported in current period earnings.

Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. For these securities, the Company generally elects to value using the measurement alternative, under which such securities are measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in investment income (loss). Prior to fiscal year 2019 and the adoption of ASU 2106-01, these investments were accounted for under the cost method of accounting and evaluated periodically for impairment. See further information about these investments in a separate section of this note.

The cost basis of investments may also be adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships.

The following details the components of the Company’s investments recorded at fair value as of September 30, 2018, and June 30, 2018. Note that the change in presentation is the result of the adoption of ASU 2016-01.

	September 30, 2018
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value[1]
Common stock - International	$2,554	$2,151	$4,705
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	8,785	5	8,790
Mutual funds - Domestic equity	929	(109)	820
Total securities at fair value	$12,313	$2,002	$14,315

[1]	Changes in unrealized and realized gains and losses on securities at fair value are included in earnings in the statement of operations.

	June 30, 2018
(dollars in thousands)	Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$7,785	$22	$-	$7,807
Mutual funds - Domestic equity	535	-	(163)	372
Other	45	-	(45)	-
Total trading securities	8,365	22	(208)	8,179
Available-for-sale securities[2]
Common stock - International	2,554	3,213	(94)	5,673
Mutual funds - Fixed income	1,000	-	(9)	991
Mutual funds - Domestic equity	394	28	-	422
Total available-for-sale securities[3]	3,948	3,241	(103)	7,086
Total securities at fair value	$12,313	$3,263	$(311)	$15,265

[1]	Prior to July 1, 2018, changes in unrealized and realized gains and losses on trading securities were included in earnings in the statement of operations.
[2]

Prior to July 1, 2018, changes in unrealized gains and losses on available-for-sale securities were excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

[3]	Net unrealized gains on available-for-sale securities gross and net of tax as of June 30, 2018, were $3,138 and $2,089, respectively.

Included in the above table as of September 30, 2018, was $9.6 million at fair value invested in USGIF.

The following table shows the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position as of June 30, 2018. No disclosures are required as of September 30, 2018, due the adoption of ASU 2016-01.

	June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - International	$39	$(94)	$-	$-	$39	$(94)
Mutual funds - Fixed income	991	(9)	-	-	991	(9)
Total available-for-sale securities with unrealized losses	$1,030	$(103)	$-	$-	$1,030	$(103)

Investment Income (Loss)

For fiscal year 2019, after adoption of ASU 2016-01, investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on securities at fair value;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale debt securities;
•	impairments on equity investments that do not have readily determinable fair values; and
•	dividend and interest income.

Prior to the adoption of ASU 2016-01, investment income (loss) from the Company’s investments included:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings:

	Three Months Ended
(dollars in thousands)	September 30,
Investment Income (Loss)	2018	2017
Realized losses on sales of fair valued securities [1]	$-	$(647)
Unrealized gains (losses) on fair valued securities [2]	(951)	686
Realized foreign currency gains (losses)	2	(22)
Impairments in equity investments that do not have readily determinable fair values	(29)	-
Dividend and interest income	71	192
Total Investment Income (Loss)	$(907)	$209

[1]

The prior year amount shown includes $654 in realized losses on sales of trading securities and $7 in realized gains on sales of available-for-sale securities for the three months ended September 30, 2017. These classifications were used prior to the adoption of ASU 2016-01 effective July 1, 2018.

[2]

The prior year amount shown includes $686 in unrealized gains on trading securities for the three months ended September 30, 2017 (classification used prior to the adoption of ASU 2016-01 effective July 1, 2018).

The three months ended September 30, 2018, includes $951,000 of net unrealized losses recognized on securities at fair value; all of these investments were still held at September 30, 2018. The majority of this amount is related to declines in unrealized gains on securities formerly classified as available-for-sale, which previously would have been reported through other comprehensive income rather than in investment income.

Proceeds from sales of available-for-sale investments were approximately $32,000 for the three months ended September 30, 2017. Gross gains on sales of available-for-sale investments were approximately $7,000 and there were no gross losses on sales of available-for-sale investments for the three months ended September 30, 2017. No disclosures are required for fiscal year 2019 due to the adoption of ASU 2016-01. Prior to fiscal year 2019, gains and losses realized upon sales of available-for-sale investments were reclassified from other comprehensive income into investment income.

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. The fair value of a security that has a restriction is based on the quoted price for an otherwise identical unrestricted instrument that trades in a public market, adjusted for the estimated effect of the restriction. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities not traded on an exchange may be valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, a portfolio management team, which includes representatives from the investment and accounting departments, periodically reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer’s financial condition. Certain debt securities may be valued based on review of similarly structured issuances in similar jurisdictions, when possible, or based on other traded debt securities issued by the issuer. The portfolio management team also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. For other securities included in the fair value hierarchy with unobservable inputs, the portfolio management team considers a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the board of directors. Securities which do not have readily determinable fair values are also periodically reviewed by the portfolio management team.

The following presents fair value measurements, as of September 30, 2018, and June 30, 2018, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	September 30, 2018
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$4,705	$-	$-	$4,705
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	8,790	-	-	8,790
Mutual funds - Domestic equity	820	-	-	820
Total securities at fair value	$14,315	$-	$-	$14,315

	June 30, 2018
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$7,807	$-	$-	$7,807
Mutual funds - Domestic equity	372	-	-	372
Other	-	-	-	-
Total trading securities	8,179	-	-	8,179
Available-for-sale securities
Common stock - International	5,673	-	-	5,673
Mutual funds - Fixed income	991	-	-	991
Mutual funds - Domestic equity	422	-	-	422
Total available-for-sale securities	7,086	-	-	7,086
Total securities at fair value	$15,265	$-	$-	$15,265

As of September 30, 2018, and June 30, 2018, 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1.

The Company has an investment in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment, classified as available-for-sale prior to the adoption of ASU 2016-01, was valued at approximately $4.6 million at September 30, 2018, and $5.6 million at June 30, 2018. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. The unit trust investment fund managed by Galileo described below that was held as of September 30, 2018, also holds common shares of HIVE. The Company had both a direct ownership of HIVE and a combined direct and indirect ownership of HIVE of approximately 3.0 percent as of September 30, 2018. Frank Holmes is the non-executive chairman of HIVE and held shares and options at September 30, 2018. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

Other Investments

The carrying value of equity securities without readily determinable fair values as of September 30, 2018, is approximately $2.2 million. There was an impairment adjustment to one security of $29,000 during the three months ended September 30, 2018. Cumulative impairment adjustments to all equity securities without readily determinable fair values are $378,000 since their acquisitions through September 30, 2018. Impairments are recognized as a loss in the Company’s earnings. The cumulative amount of other downward adjustments, which primarily consist of return of capital distributions, is $605,000. There have been no upward adjustments to these investments.

Investments Classified as Equity Method

Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income (loss)” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable.

During fiscal year 2018, the Company, through USCAN, invested approximately $401,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. The Company owns approximately 25 percent of the fund as of September 30, 2018, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income for the three months ended September 30, 2018, is $7,000 of equity method loss for this investment. The Company’s investment in the fund was valued at approximately $281,000 at September 30, 2018. This investment was not held at September 30, 2017. Frank Holmes also directly held an investment in the fund as of September 30, 2018. This fund has a concentration in technology and blockchain companies, which may result in volatility in the fund’s valuation.

During fiscal year 2018, the Company, through USCAN, invested approximately $500,000 in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. The investment was subsequently redeemed in full during fiscal year 2018, and the Company no longer had an investment in the Galileo Partners Fund as of June 30, 2018, or September 30, 2018. During the period of ownership, the investment was accounted for under the equity method of accounting. Included in other income for the three months ended September 30, 2017, is $1.5 million of equity method income of Galileo Partners Fund.

Summarized income statement information on the Galileo Partners Fund for the period of the Company’s investment through September 30, 2017, is as follows:

Galileo Partners Fund
Summary Financial Information
For the Period from August 31, 2017 (investment) to September 30, 2017
(dollars in thousands)
Realized gains on sales of investments	$154
Unrealized gains on investments	6,102
Fund fees and expenses, including performance fees	(1,432)
Net income of fund	$4,824

Company's share of income from equity method investment	$1,513

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
USGIF advisory fees	$911	$1,145
USGIF performance fees	(86)	(116)
ETF advisory fees	166	185
Offshore advisory fees	-	1
USGIF administrative services fees	53	57
Subtotal investment management services fees	1,044	1,272
Galileo advisory fees	179	218
Galileo performance fees	-	-
Subtotal investment management services fees - Canada	179	218
Total Operating Revenue	$1,223	$1,490

The Company serves as investment adviser to USGIF and receives a fee based on a specified percentage of average assets under management. The advisory agreement for the equity funds within USGIF provides for a base advisory fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2019. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three months ended September 30, 2018, were $165,000, compared with $232,000 for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on the average daily net assets at an annual rate 0.05 percent per investor class and 0.04 percent per institutional class of each fund.

The Company also serves as investment advisor to two exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS) and U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees are recognized when it is determined that they are no longer probable of significant reversal, typically on an annual basis at calendar year-end. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed was $116,000 and $19,000 for the three months ended September 30, 2018, and 2017, respectively.

As of September 30, 2018, the Company had $340,000 in receivables from fund clients, of which $250,000 was from USGIF, $35,000 from Galileo clients and $55,000 from ETFs. As of June 30, 2018, the Company had $419,000 in receivables from fund clients, of which $321,000 was from USGIF, $44,000 from Galileo clients and $54,000 from ETFs.

NOTE 4. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for the credit facility that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	September 30, 2018	June 30, 2018
Cash and cash equivalents	$5,996	$6,364
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$6,996	$7,364

NOTE 5. NOTES RECEIVABLE

The Company has invested in a note receivable of $234,000, which is with an unrelated third party, has an annual interest rate of 15 percent and matures in 2021. Interest is paid monthly. Principal repayments are scheduled to start in February 2019. The balance of this note was $234,000 at September 30, 2018, with $53,000 included in Notes Receivable in current assets and $181,000 as Note Receivable, long term.

The Company considered the credit quality of the other party and determined that no allowance for credit losses is necessary.

NOTE 6. BORROWINGS

As of September 30, 2018, the Company has no borrowings or long-term liabilities except for deferred taxes.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2019, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2018, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2018, the credit facility remains unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid during fiscal year 2018 and for July 2018 through September 2018. Subsequent to September 30, 2018, the Board authorized a monthly dividend of $0.0025 per share for October 2018 through December 2018, at which time it will be considered for continuation.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2018. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2018, and 2017, the Company repurchased 1,000 and 9,199 class A shares using cash of $2,000 and $14,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 4,000 options outstanding and exercisable at September 30, 2018, at a weighted average exercise price of $7.53. There were no options granted exercised or forfeited for the three months ended September 30, 2018, or 2017.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. Stock-based compensation expense was $2,000 for the three months ended September 30, 2018, and none for the three months ended September 30, 2017. As of September 30, 2018, and 2017, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017
Net Income (Loss)	$(1,232)	$1,236
Less: Net Loss Attributable to Non-Controlling Interest	(83)	(34)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(1,149)	$1,270

Weighted average number of outstanding shares
Basic	15,144,884	15,182,651
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,144,884	15,182,651

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.08)	$0.08
Diluted	$(0.08)	$0.08

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2018, and 2017, 4,000 and 2,000 options were excluded from diluted EPS, respectively.

During the three months ended September 30, 2018, and 2017, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. The rate change was effective on January 1, 2018; therefore, the Company’s U.S. statutory tax rate for the fiscal year ended June 30, 2019, is 21 percent, while the rate for fiscal year 2018 was a bended rate of approximately 28 percent. The current applicable Canadian statutory rate for the Canadian subsidiaries is approximately 26.5 percent.

At September 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The final transitional impacts of the Act may differ from the initial estimates.

The Act also established new tax provisions that become effective in future periods, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries. The Company has included these provisions in its U.S. Federal income tax estimates.

Under the new GILTI tax rules, an accounting policy election must be made to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect as a component of deferred taxes. This provision became effective for the Company on July 1, 2018. Given the complexity of the GILTI provisions, the Company is still evaluating the tax impact and has not yet made the accounting policy election. The Company has, however, included an estimate of the current GILTI impact in the tax provision for fiscal 2019.

Provisional amounts

Deferred tax assets and liabilities: Certain domestic-related deferred tax assets and liabilities were remeasured in the second quarter of fiscal year 2018 based on the rates at which they are expected to reverse in the future, which is generally 21 percent The Company is still analyzing certain aspects of the Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As a valuation allowance is recorded for the full amount of these net deferred tax assets, the remeasurement of the net deferred tax assets was offset by a corresponding remeasurement of the valuation allowance.

Foreign tax effects: The one-time transition tax is based on total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries.

Carryovers

For U.S. federal income tax purposes at September 30, 2018, the Company has U.S. federal net operating loss carryovers of $5.3 million with $1.9 million and $2.7 million expiring in fiscal years 2035 and 2036, respectively, and $660,000 with no expiration. Certain limitations apply to the utilization of net operating losses generated after fiscal year 2018. The Company has capital loss carryovers of $1.1 million with $750,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $69,000 with $34,000; $19,000; $5,000; and $11,000 expiring in fiscal years 2019, 2020, 2021, and 2023, respectively. For Canadian income tax purposes, Galileo has net operating loss carryovers of $568,000 with $103,000; $45,000; $124,000; $73,000; and $223,000 expiring in fiscal years 2027, 2030, 2036, 2037 and 2038, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2018, and June 30, 2018, a valuation allowance of $1.9 million and $1.7 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Three Months Ended September 30, 2018
Balance at June 30, 2018	$2,089	$(231)	$1,858
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	(2,089)	-	(2,089)
Balance at July 1, 2018	-	(231)	(231)
Other comprehensive income before reclassifications	-	19	19
Tax effect	-	-	-
Amount reclassified from AOCI	-	-	-
Tax effect	-	-	-
Net other comprehensive income for three months ended September 30, 2018	-	19	19
Balance at September 30, 2018	$-	$(212)	$(212)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [2]	Foreign currency adjustment	Total
Three Months Ended September 30, 2017
Balance at June 30, 2017	$461	$(197)	$264
Other comprehensive income before reclassifications	9,140	36	9,176
Tax effect	-	-	-
Amount reclassified from AOCI	(7)	-	(7)
Tax effect	-	-	-
Net other comprehensive income for three months ended September 30, 2017	9,133	36	9,169
Balance at September 30, 2017	$9,594	$(161)	$9,433

1.

Effective July 1, 2018, upon the adoption of ASU 2016-01, the Company no longer has an available-for-sale category for equity securities for which changes in fair value are recognized in other comprehensive income (loss). See Note 1.

2.

Prior to the adoption of ASU 2016-01, amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and ETF clients; investment management services in Canada; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Three months ended September 30, 2018
Net operating revenues	$1,044	$179	$-	$1,223
Investment loss	$-	$(6)	$(901)	$(907)
Loss from equity method investments	$-	$-	$(7)	$(7)
Other income	$5	$4	$-	$9
Loss before income taxes	$(405)	$(237)	$(946)	$(1,588)
Depreciation and amortization	$56	$2	$-	$58
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at September 30, 2018	$6,368	$1,647	$18,843	$26,858
Deferred tax asset				$-
Consolidated total assets at September 30, 2018				$26,858
Three months ended September 30, 2017
Net operating revenues	$1,272	$218	$-	$1,490
Investment income	$-	$-	$209	$209
Income from equity method investments	$-	$-	$1,513	$1,513
Other income	$3	$-	$-	$3
Income (loss) before income taxes	$(398)	$(76)	$1,720	$1,246
Depreciation and amortization	$58	$3	$-	$61
Capital expenditures	$-	$-	$-	$-

Net operating revenues from investment management services includes operating revenues from USGIF of $878,000 and $1.1 million, respectively, for the three months ended September 30, 2018, and 2017, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $166,000 and $185,000, respectively, for the three months ended September 30, 2018, and 2017, respectively.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $177,000 and $214,000 for the three months ended September 30, 2018, and 2017, respectively.

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

NOTE 13. SUBSEQUENT EVENT

Subsequent to September 30, 2018, the Board authorized a monthly dividend of $0.0025 per share for October 2018 through December 2018, at which time it will be considered for continuation. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2018 is approximately $114,000.

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

At September 30, 2018, total assets under management, including USGIF and ETF clients, were $559.2 million versus $715.2 million at September 30, 2017, a decrease of 21.8 percent. During the three months ended September 30, 2018, average assets under management were $579.3 million versus $711.0 million during the three months ended September 30, 2017. Total assets under management as of period-end at September 30, 2018, including USGIF and ETF clients, were $559.2 million versus $600.3 million at June 30, 2018, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2018, and 2017:

	Changes in Assets Under Management
	Three Months Ended September 30, 2018
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$389,442	$106,231	$495,673
Market appreciation (depreciation)	(29,374)	160	(29,214)
Dividends and distributions	-	(302)	(302)
Net shareholder redemptions	(12,718)	(5,446)	(18,164)
Ending Balance	$347,350	$100,643	$447,993
Average investment management fee	0.98%	0.00%	0.77%
Average net assets	$366,078	$103,579	$469,657

	Changes in Assets Under Management
	Three Months Ended September 30, 2017
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$442,916	$136,500	$579,416
Market appreciation (depreciation)	28,063	(1,561)	26,502
Dividends and distributions	-	(303)	(303)
Net shareholder redemptions	(10,019)	(5,065)	(15,084)
Ending Balance	$460,960	$129,571	$590,531
Average investment management fee	1.00%	0.00%	0.77%
Average net assets	$454,358	$133,998	$588,356

As shown above, period-end assets under management were lower at September 30, 2018, compared to September 30, 2017. Also, average net assets for the three-month period in the current fiscal year were lower than the same period in the previous fiscal year. The three months ended September 30, 2018, had net market depreciation, primarily in the natural resources and international equity funds, compared to net market appreciation for the three months ended September 30, 2017, primarily in the equity funds. There were net shareholder redemptions for all periods shown, also contributing to the decline in net assets.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 77 basis points both for the three months ended September 30, 2018, and the same period in the prior year. The average investment management fee for the equity funds was 98 basis points for the three months ended September 30, 2018, and 100 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was nil for both periods.

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

At September 30, 2018, total Galileo assets under management were $41.3 million versus $56.3 million at September 30, 2017, a decrease of 26.6 percent. During the three months ended September 30, 2018, average assets under management were $44.3 million versus $50.5 million during the three months ended September 30, 2017. Total assets under management at September 30, 2018, were $41.3 million versus $46.7 million at June 30, 2018, the Company’s prior fiscal year end.

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

As of September 30, 2018, the Company held investments with a fair value of approximately $14.3 million and a cost basis of approximately $12.3 million. The fair value of these investments is 53.3 percent of the Company’s total assets. In addition, the Company held other investments which do not have readily determinable fair values of $2.2 million, $281,000 in investments accounted for under the equity method of accounting, and $234,000 in notes receivable.

Investments recorded at fair value were approximately $14.3 million at September 30, 2018, compared to approximately $15.3 million at June 30, 2018, the Company’s prior fiscal year end, which is a decrease of approximately $950,000. This decrease is primarily due to a decline in unrealized gains in the current period. See Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2018, and 2017

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $1.1 million ($0.08 per share loss) for the three months ended September 30, 2018, compared with net income attributable to U.S. Global Investors, Inc. of $1.3 million ($0.08 per share) for the three months ended September 30, 2017, a decrease of approximately $2.4 million. The decrease is primarily due to a decrease in income from equity method investments, a decrease in investment income due primarily to a decline in unrealized gains, and a decrease in revenues, which was the result of a decrease in assets under management, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2018, decreased $267,000, or 17.9 percent, compared with the three months ended September 30, 2017. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $263,000, or 18.4 percent, primarily as a result of lower assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

•

Base management fees decreased $293,000. Base fees for USGIF and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to market depreciation and shareholder redemptions. ETF unitary management fees also decreased due to a decrease in ETF average assets under management.

•

Performance fees for USGIF paid out in the current period were $86,000 compared to $116,000 in fees paid out in the corresponding period in the prior year, a positive change of $30,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2018, decreased $63,000, or 3.2 percent, compared with the three months ended September 30, 2017. The change in operating expenses was primarily attributable to a decrease in employee compensation and benefits expenses of $103,000, or 11.4 percent, primarily due to decreased bonuses, somewhat offset by an increase in general and administrative expenses of $62,000, or 6.5 percent, primarily due to fund and research expenses.

Other Income (Loss)

Total consolidated other income (loss) for the three months ended September 30, 2018, decreased $2.6 million, or 152.5 percent, compared with the three months ended September 30, 2017. The decrease was primarily due to the following factors:

•

There was an investment loss of $907,000 for the three months ended September 30, 2018, compared to investment income of $209,000 for the three months ended September 30, 2017, a decrease of approximately $1.1 million. As discussed further in Note 1 under Accounting Pronouncements Adopted During the Period and in Note 2, Investments, as of July 1, 2018, the Company adopted a new accounting pronouncement that changed how unrealized gains and losses of certain corporate investments are reflected in investment income (loss). Starting in fiscal year 2019, changes in the fair value of the Company’s investments formerly classified as available-for-sale are no longer reported through other comprehensive income, but rather through earnings. This change in accounting results in investment income (loss) being more volatile. The current period had unrealized losses of $951,000 and a $29,000 impairment loss, compared to the prior period, which had unrealized gains of $686,000 and realized losses from sales of $647,000. The September 30, 2018, investment loss included approximately $954,000 of declines in unrealized gains on securities formerly classified as available-for-sale, which previously would have been reported through other comprehensive income. Dividend and interest income also decreased from the prior period by $121,000, primarily due to interest-producing investments being redeemed or paid off. Note that a significant portion of corporate investments is held in an equity security in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

There was a $7,000 loss from equity method investments for the three months ended September 30, 2018, compared to $1.5 million income for the three months ended September 30, 2017, a decrease of approximately $1.5 million. The Company has held two separate equity method investments during the past twelve months. The equity method investment held during the three months ended September 30, 2018, is a different entity than the investment held during the same period in the prior fiscal year. However, both investments, in Galileo funds, are concentrated in cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for continued significant volatility in the valuation of the funds’ investments, and thus the funds’ net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax benefit of $356,000 was recorded for the three months ended September 30, 2018, compared to a tax expense of $10,000 for the three months ended September 30, 2017. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the U.S. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax benefit in the current quarter is primarily the result of a decline in valuation of certain investments held by U.S. Global Investors (Canada), Limited, which reduced the related deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, the Company had net working capital (current assets minus current liabilities) of approximately $15.5 million and a current ratio (current assets divided by current liabilities) of 13.3 to 1. With approximately $6.0 million in cash and cash equivalents and approximately $14.3 million in marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $24.4 million, with cash, cash equivalents, and marketable securities comprising 75.6 percent of total assets. Approximately $1.4 million in cash in Galileo is included in the amounts above.

As of September 30, 2018, the Company has no borrowings or long-term liabilities except for deferred taxes. The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2019, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2018, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2018, the credit facility remains unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2019, and management anticipates that the contracts will be renewed. The investment advisory contract between the Company and U.S. Global Jets ETF expires in April 2019, and management anticipates that the contract will be renewed. The investment advisory contract between the Company and U.S. Global GO GOLD and Precious Metal Miners ETF is in its initial two-year term and will expire in June 2019. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2018, but may be suspended or discontinued at any time. Cash and marketable securities of approximately $20.3 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2018.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the three months ended September 30, 2018, and 2017, the Company realized a decrease in its USGIF base advisory fee of $86,000 and $116,000, respectively, due to these performance adjustments.

Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees are recognized when it is determined that they are no longer probable of significant reversal, typically on an annual basis. Galileo recorded no performance fees for the three months ended September 30, 2018, and 2017.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of September 30, 2018, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at September 30, 2018	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change
Securities at fair value ¹	$14,315	25% increase	$17,894
		25% decrease	$10,736

[1]	Unrealized and realized gains and losses on securities at fair value are included in earnings in the Consolidated Statements of Operations.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A substantial portion of securities at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $4.6 million at September 30, 2018. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant continued volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

In addition to the securities at fair value shown in the table above, the Company has an equity method investment in Galileo Technology and Blockchain Fund in the amount of $281,000 at September 30, 2018. As discussed further in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo, has investments in the cryptocurrency mining industry. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. Galileo’s foreign currency financial statements are translated into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the three months ended September 30, 2018, Galileo represented 14.6 percent of net operating revenues and 14.9 percent of consolidated loss before income taxes, and at September 30, 2018, represented 6.1 percent of total assets (see Note 11, Financial Information by Business Segment, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Certain corporate investments, including the Company’s equity method investment, are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2018. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-18 to 07-31-18	1,000	$2	$2.09	1,000	$2,739
08-01-18 to 08-31-18	-	-	N/A	-	2,739
09-01-18 to 09-30-18	-	-	N/A	-	2,739
Total	1,000	$2	$2.09	1,000

[1]

The Board of Directors of the company approved on December 7, 2012, and renewed annually, a repurchase of up to $2.75 million in each of calendar years 2013 through 2018 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

[2]	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
[3]

The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2018. The total amount of shares that may be repurchased in 2018 under the renewed program is $2.75 million.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 8, 2018	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 8, 2018	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer