Form 10-Q
period 2018-12-31
U S GLOBAL INVESTORS INC
filed 2019-02-12
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2018

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

On January 28, 2019, there were 13,866,691 shares of Registrant’s class A nonvoting common stock issued and 13,067,537 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,857 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2018	June 30, 2018
(dollars in thousands)	(UNAUDITED)
Current Assets
Cash and cash equivalents	$6,055	$6,364
Restricted cash	1,000	1,000
Investments in securities at fair value	8,798	8,179
Accounts and other receivables	377	1,216
Note receivable	70	35
Prepaid expenses	377	328
Total Current Assets	16,677	17,122

Net Property and Equipment	1,854	1,970

Other Assets
Deferred tax asset, long term	38	-
Investments in securities at fair value, non-current	3,592	7,086
Other investments	602	2,207
Equity method investments	219	283
Note receivable, non-current	164	199
Other assets, non-current	75	65
Total Other Assets	4,690	9,840
Total Assets	$23,221	$28,932
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$224	$198
Accrued compensation and related costs	352	645
Dividends payable	114	113
Other accrued expenses	941	817
Total Current Liabilities	1,631	1,773

Long-Term Liabilities
Deferred tax liability	60	1,099
Total Long-Term Liabilities	60	1,099
Total Liabilities	1,691	2,872

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,691, shares at December 31, 2018, and June 30, 2018	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,857 shares at December 31, 2018, and June 30, 2018	52	52
Additional paid-in-capital	15,649	15,650
Treasury stock, class A shares at cost; 799,154 and 790,445 shares at December 31, 2018, and June 30, 2018, respectively	(1,885)	(1,878)
Accumulated other comprehensive income (loss), net of tax	(258)	1,858
Retained earnings	7,015	9,513
Total U.S. Global Investors Inc. Shareholders’ Equity	20,920	25,542
Non-Controlling Interest in Subsidiary	610	518
Total Shareholders’ Equity	21,530	26,060
Total Liabilities and Shareholders’ Equity	$23,221	$28,932

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Operating Revenues
Advisory fees	$2,926	$3,362	$1,756	$1,929
Administrative services fees	96	121	43	64
	3,022	3,483	1,799	1,993
Operating Expenses
Employee compensation and benefits	1,771	2,041	973	1,140
General and administrative	2,061	1,862	1,051	914
Advertising	80	86	40	27
Depreciation and amortization	115	122	57	61
	4,027	4,111	2,121	2,142
Operating Loss	(1,005)	(628)	(322)	(149)
Other Income (Loss)
Investment income (loss)	(4,302)	452	(3,395)	243
Income (loss) from equity method investments	(55)	2,731	(48)	1,218
Other income	26	17	17	14
	(4,331)	3,200	(3,426)	1,475
Income (Loss) Before Income Taxes	(5,336)	2,572	(3,748)	1,326
Provision for Income Taxes
Tax expense (benefit)	(1,089)	452	(733)	442
Net Income (Loss)	(4,247)	2,120	(3,015)	884
Less: Net Income Attributable to Non-Controlling Interest	113	101	196	135
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(4,360)	$2,019	$(3,211)	$749

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.29)	$0.13	$(0.21)	$0.05
Diluted	$(0.29)	$0.13	$(0.21)	$0.05

Basic weighted average number of common shares outstanding	15,145,293	15,171,620	15,145,702	15,160,589
Diluted weighted average number of common shares outstanding	15,145,293	15,171,620	15,145,702	15,160,589

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended December 31		Three Months Ended December 31
(dollars in thousands)	2018	2017	2018	2017
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(4,360)	$2,019	$(3,211)	$749
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period [1]	-	13,417	-	4,277
Less: reclassification adjustment for gains/losses included in net income [1]	-	(31)	-	(24)
Net change from available-for-sale investments, net of tax [1]	-	13,386	-	4,253
Foreign currency translation adjustment	(48)	71	(75)	16
Other Comprehensive Income (Loss)	(48)	13,457	(75)	4,269
Comprehensive Income (Loss)	(4,408)	15,476	(3,286)	5,018
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	(21)	18	(29)	(1)
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$(4,387)	$15,458	$(3,257)	$5,019

1.

Effective July 1, 2018, upon the adoption of ASU 2016-01, the Company no longer has an available-for-sale category for equity securities for which changes in fair value are recognized in other comprehensive income (loss). See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,650	$(1,878)	$1,858	$9,513	$518	$26,060
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	-	-	-	-	(2,089)	2,089	-	-
Balance at July 1, 2018	347	52	15,650	(1,878)	(231)	11,602	518	26,060
Purchases of 12,000 shares of Common Stock (class A)	-	-	-	(15)	-	-	-	(15)
Issuance of stock under ESPP of 1,491 shares of Common Stock (class A)	-	-	(1)	4	-	-	-	3
Dividends declared	-	-	-	-	-	(227)	-	(227)
Stock bonuses	-	-	(2)	4	-	-	-	2
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive loss, net of tax	-	-	-	-	(27)	-	(21)	(48)
Net income (loss)	-	-	-	-	-	(4,360)	113	(4,247)
Balance at December 31, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,649	$(1,885)	$(258)	$7,015	$610	$21,530

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2017 (13,866,601 shares of class A; 2,068,947 shares of class C)	$347	$52	$15,646	$(1,760)	$264	$9,321	$484	$24,354
Purchases of 45,947 shares of Common Stock (class A)	-	-	-	(131)	-	-	-	(131)
Issuance of stock under ESPP of 1,429 shares of Common Stock (class A)	-	-	-	3	-	-	-	3
Conversion of 90 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(228)	-	(228)
Stock bonuses	-	-	1	12	-	-	-	13
Stock-based compensation expense	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	13,439	-	18	13,457
Net income (loss)	-	-	-	-	-	2,019	101	2,120
Balance at December 31, 2017 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,647	$(1,876)	$13,703	$11,112	$603	$39,588

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at September 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,651	$(1,876)	$(212)	$10,453	$443	$24,858
Purchases of 11,000 shares of Common Stock (class A)	-	-	-	(13)	-	-	-	(13)
Issuance of stock under ESPP of 863 shares of Common Stock (class A)	-	-	(1)	2	-	-	-	1
Dividends declared	-	-	-	-	-	(227)	-	(227)
Stock bonuses	-	-	(1)	2	-	-	-	1
Other comprehensive loss, net of tax	-	-	-	-	(46)	-	(29)	(75)
Net income (loss)	-	-	-	-	-	(3,211)	196	(3,015)
Balance at December 31, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,649	$(1,885)	$(258)	$7,015	$610	$21,530

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at September 30, 2017 (13,866,601 shares of class A; 2,068,947 shares of class C)	$347	$52	$15,645	$(1,770)	$9,433	$10,477	$469	$34,653
Purchases of 36,748 shares of Common Stock (class A)	-	-	-	(117)	-	-	-	(117)
Issuance of stock under ESPP of 449 shares of Common Stock (class A)	-	-	1	-	-	-	-	1
Conversion of 90 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(114)	-	(114)
Stock bonuses	-	-	1	11	-	-	-	12
Other comprehensive income, net of tax	-	-	-	-	4,270	-	(1)	4,269
Net income (loss)	-	-	-	-	-	749	135	884
Balance at December 31, 2017 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,647	$(1,876)	$13,703	$11,112	$603	$39,588

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(4,247)	$2,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115	122
Net recognized loss on securities	86	675
Net (income) loss from equity method investment	55	(2,731)
Foreign currency transaction loss	22	-
Provision for deferred taxes	(1,077)	417
Stock bonuses	2	14
Stock-based compensation expense	2	-
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	837	(678)
Prepaid expenses and other assets	(60)	(58)
Investment securities	4,374	1,551
Accounts payable and accrued expenses	(120)	391
Total adjustments	4,236	(297)
Net cash provided by (used in) operating activities	(11)	1,823
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	-	(2,420)
Purchase of equity method investment	(230)	(501)
Proceeds on sale of available-for-sale securities	-	401
Proceeds on sale of equity method investment	230	-
Return of capital on investments	20	22
Net cash provided by (used in) investing activities	20	(2,498)
Cash Flows from Financing Activities:
Issuance of common stock	3	3
Repurchases of common stock	(15)	(131)
Dividends paid	(227)	(227)
Net cash used in financing activities	(239)	(355)
Effects of foreign currency translation	(79)	49
Net decrease in cash, cash equivalents, and restricted cash	(309)	(981)
Beginning cash, cash equivalents, and restricted cash	7,364	4,958
Ending cash, cash equivalents, and restricted cash	$7,055	$3,977

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$119	$-

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, U.S. Global Brokerage, Inc., U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC, and its 65 percent interest in Galileo Global Equity Advisors Inc. (“Galileo”). Galileo includes a wholly owned subsidiary, Galileo Global GP Inc. U.S. Global Brokerage, Inc. ceased operations in December 2015 and was dissolved on July 27, 2018.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”) and, until November 2017, one of the offshore funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $9.5 million at December 31, 2018, and $9.6 million at June 30, 2018.

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

The Company currently holds a variable interest in a fund organized as a limited partnership advised by Galileo, and during fiscal year 2018 and 2019 held variable interests in two other funds advised by Galileo, but these funds do not qualify as VIEs. Since the funds are not VIEs, the Company evaluated if it should consolidate the funds under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the funds and, therefore, does not consolidate the funds. However, the Company was considered to have the ability to exercise significant influence. Thus, the investments have been accounted for under the equity method of accounting. See further information about these investments in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the six months ended December 31, 2018, are not necessarily indicative of the results to be expected for the entire year.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet by recording a lease asset and a lease liability. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, to clarify certain aspects of ASU 2016-02. The Company’s current leases are primarily for equipment and for office space for the Canadian subsidiary. The Company does not expect that adoption will have a material impact on its consolidated statements of operations because its leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a gross up in total assets and total liabilities on the Company’s consolidated balance sheets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

NOTE 2. INVESTMENTS

As of December 31, 2018, the Company held investments in securities at fair value totaling approximately $12.4 million with a cost basis of approximately $13.8 million. The fair value of these investments is 53.4 percent of the Company’s total assets at December 31, 2018. In addition, the Company held other investments of approximately $602,000 and investments of approximately $219,000 accounted for under the equity method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of December 31, 2018, and June 30, 2018. Note that the change in presentation is the result of the adoption of ASU 2016-01.

	December 31, 2018
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value[1]
Common stock - International	$4,053	$(1,127)	$2,926
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	8,785	13	8,798
Mutual funds - Domestic equity	929	(263)	666
Total securities at fair value	$13,812	$(1,422)	$12,390

[1]	Changes in unrealized and realized gains and losses on securities at fair value are included in earnings in the statement of operations.

	June 30, 2018
(dollars in thousands)	Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$7,785	$22	$-	$7,807
Mutual funds - Domestic equity	535	-	(163)	372
Other	45	-	(45)	-
Total trading securities	8,365	22	(208)	8,179
Available-for-sale securities[2]
Common stock - International	2,554	3,213	(94)	5,673
Mutual funds - Fixed income	1,000	-	(9)	991
Mutual funds - Domestic equity	394	28	-	422
Total available-for-sale securities[3]	3,948	3,241	(103)	7,086
Total securities at fair value	$12,313	$3,263	$(311)	$15,265

[1]	Prior to July 1, 2018, changes in unrealized and realized gains and losses on trading securities were included in earnings in the statement of operations.
[2]

Prior to July 1, 2018, changes in unrealized gains and losses on available-for-sale securities were excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

[3]	Net unrealized gains on available-for-sale securities gross and net of tax as of June 30, 2018, were $3,138 and $2,089, respectively.

Included in the above table as of December 31, 2018, was $9.5 million at fair value invested in USGIF.

The following table shows the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position as of June 30, 2018. No disclosures are required as of December 31, 2018, due the adoption of ASU 2016-01.

	June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - International	$39	$(94)	$-	$-	$39	$(94)
Mutual funds - Fixed income	991	(9)	-	-	991	(9)
Total available-for-sale securities with unrealized losses	$1,030	$(103)	$-	$-	$1,030	$(103)

Investment Income (Loss)

For fiscal year 2019, after adoption of ASU 2016-01, investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on securities at fair value;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale debt securities;
•	impairments on equity investments that do not have readily determinable fair values; and
•	dividend and interest income.

Prior to the adoption of ASU 2016-01, investment income (loss) from the Company’s investments included:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on trading securities;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale securities;
•	other-than-temporary impairments on held-at-cost securities; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings:

	Six Months Ended		Three Months Ended
(dollars in thousands)	December 31,		December 31,
Investment Income (Loss)	2018	2017	2018	2017
Realized losses on sales of fair valued securities [1]	$-	$(705)	$-	$(58)
Unrealized gains (losses) on fair valued securities [2]	(4,374)	746	(3,423)	60
Realized foreign currency gains (losses)	(25)	(19)	(27)	3
Impairments in equity investments that do not have readily determinable fair values	(86)	-	(57)	-
Dividend and interest income	183	430	112	238
Total Investment Income (Loss)	$(4,302)	$452	$(3,395)	$243

[1]

The prior year amount shown includes $82 in realized losses on sales of trading securities and $24 in realized gains on sales of available-for-sale securities for the three months ended December 31, 2017, and $736 in realized losses on sales of trading securities and $31 in realized gains on sales of available-for-sale securities for the six months ended December 31, 2017. These classifications were used prior to the adoption of ASU 2016-01 effective July 1, 2018.

[2]

The prior year amount shown includes $60 and $746 in unrealized gains on trading securities for the three and six months ended December 31, 2017, respectively (classification used prior to the adoption of ASU 2016-01 effective July 1, 2018).

The three and six months ended December 31, 2018, includes approximately $3.4 million and $4.4 million, respectively, of net unrealized losses recognized on securities at fair value; all of these investments were still held at December 31, 2018. The majority of unrealized losses recognized in the current year are related to unrealized losses on securities formerly classified as available-for-sale, which previously would have been reported through other comprehensive income rather than in investment income.

Proceeds from sales of available-for-sale investments were approximately $369,000 and $401,000 for the three and six months ended December 31, 2017, respectively. Gross gains (losses) on sales of available-for-sale investments were approximately $30,000 and ($6,000) for the three months ended December 31, 2017, and approximately $37,000 and ($6,000) for the six months ended December 31, 2017. No disclosures are required for fiscal year 2019 due to the adoption of ASU 2016-01. Prior to fiscal year 2019, gains and losses realized upon sales of available-for-sale investments were reclassified from other comprehensive income into investment income.

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. The fair value of a security that has a restriction is based on the quoted price for an otherwise identical unrestricted instrument that trades in a public market, adjusted for the estimated effect of the restriction. Mutual funds, which include open- and closed-end funds, exchange-traded funds, and offshore funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities not traded on an exchange may be valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality, maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, a portfolio management team, which includes representatives from the investment and accounting departments, periodically reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer’s financial condition. Certain debt securities may be valued based on review of similarly structured issuances in similar jurisdictions, when possible, or based on other traded debt securities issued by the issuer. The portfolio management team also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. For other securities included in the fair value hierarchy with unobservable inputs, the portfolio management team considers a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the board of directors. Securities which do not have readily determinable fair values are also periodically reviewed by the portfolio management team.

The following presents fair value measurements, as of December 31, 2018, and June 30, 2018, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	December 31, 2018
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$2,073	$853	$-	$2,926
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	8,798	-	-	8,798
Mutual funds - Domestic equity	666	-	-	666
Total securities at fair value	$11,537	$853	$-	$12,390

	June 30, 2018
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$7,807	$-	$-	$7,807
Mutual funds - Domestic equity	372	-	-	372
Other	-	-	-	-
Total trading securities	8,179	-	-	8,179
Available-for-sale securities
Common stock - International	5,673	-	-	5,673
Mutual funds - Fixed income	991	-	-	991
Mutual funds - Domestic equity	422	-	-	422
Total available-for-sale securities	7,086	-	-	7,086
Total securities at fair value	$15,265	$-	$-	$15,265

As of December 31, 2018, 93 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and 7 percent as Level 2. As of June 30, 2018, 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1.

The Company has an investment in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment, classified as available-for-sale prior to the adoption of ASU 2016-01, was valued at approximately $1.9 million at December 31, 2018, and $5.6 million at June 30, 2018. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. The Company’s direct ownership of HIVE was approximately 3.0 percent as of December 31, 2018. Frank Holmes is the non-executive chairman of HIVE and held shares and options at December 31, 2018. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company has an investment in a company that is headquartered and traded in Canada that was valued at approximately $946,000 at December 31, 2018, of which $130,000 was classified as Level 1 and $816,000 was classified as Level 2 in the fair value hierarchy. The investment was included in other investments at June 30, 2018, at a value of $1.5 million. The investment was previously a private company that underwent a corporate transaction and started trading on an exchange during the quarter ended December 31, 2018. The shares are subject to Canadian securities regulations. The portion of the investment classified in Level 2 is restricted for resale due to escrow provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. Shares will be released from escrow between April 2019 and April 2020. Frank Holmes serves on the board of this investment and held options at December 31, 2018.

Other Investments

The carrying value of equity securities without readily determinable fair values as of December 31, 2018, is approximately $602,000. There was an impairment adjustment to one security of $57,000 and $86,000 during the three and six months ended December 31, 2018, respectively. Cumulative impairment adjustments to all equity securities without readily determinable fair values are $223,000 since their acquisitions through December 31, 2018. An investment previously included in other investments started trading on a stock exchange during the quarter ended December 31, 2018, and is now included in securities at fair value with a valuation of $946,000 at December 31, 2018, as discussed above. Impairments are recognized as a loss in the Company’s earnings. The cumulative amount of other downward adjustments, which primarily consist of return of capital distributions, is $616,000, which includes $10,000 and $20,000 for the three and six months ended December 31, 2018, respectively. There have been no upward adjustments to these investments.

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

During fiscal year 2018, the Company, through USCAN, invested approximately $500,000 in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. The investment was subsequently redeemed in full during fiscal year 2018, and the Company no longer had an investment in the Galileo Partners Fund as of June 30, 2018, or December 31, 2018. During the period of ownership, the investment was accounted for under the equity method of accounting. Included in other income for the three and six months ended December 31, 2017, is $1.2 million and $2.7 million, respectively, of equity method income of Galileo Partners Fund.

Summarized income statement information on the Galileo Partners Fund for the period of the Company’s investment through December 31, 2017, is as follows:

Galileo Partners Fund
Summary Financial Information
For the Period from August 31, 2017 (investment) to December 31, 2017
(dollars in thousands)
Realized gains on sales of investments	$1,921
Unrealized gains on investments	9,612
Fund fees and expenses, including performance fees	(2,810)
Net income of fund	$8,723

Company's share of income from equity method investment	$2,731

During fiscal year 2018, the Company, through USCAN, invested approximately $401,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. The fund reorganized in a taxable transaction into a limited partnership effective November 30, 2018, and the fund terminated. See further discussion below. Thus, the Company no longer had an investment in the Galileo Technology and Blockchain Fund as of December 31, 2018. During the period of ownership, the Company’s ownership ranged between approximately 20 and 25 percent, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income for the three and six months ended December 31, 2018, is $43,000 and $50,000, respectively, of equity method loss for this investment. This investment was not held at December 31, 2017. Frank Holmes also directly held an investment in the fund. This fund had a concentration in technology and blockchain companies, which resulted in volatility in the fund’s valuation.

As noted above, the Galileo Technology and Blockchain Fund reorganized into a limited partnership effective November 30, 2018. The investment portfolio and unitholders’ interests of the Galileo Technology and Blockchain Fund and the Galileo Partners Fund transferred to the new entity, named Galileo Technology and Blockchain LP. The valuation of the Company’s investment in the Galileo Technology and Blockchain Fund as of November 30, 2018, of approximately $230,000 transferred to the Galileo Technology and Blockchain LP. The Company owns approximately 16 percent of the LP as of December 31, 2018, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income for the three and six months ended December 31, 2018, is $5,000 and $5,000, respectively, of equity method loss for this investment. The Company’s investment in the LP was valued at approximately $219,000 at December 31, 2018. Frank Holmes also directly held an investment in the LP as of December 31, 2018. This LP has a concentration in technology and blockchain companies, which may result in volatility in the LP’s valuation.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2018	2017	2018	2017
USGIF advisory fees	$1,684	$2,329	$773	$1,184
USGIF performance fees	(262)	(308)	(176)	(192)
ETF advisory fees	319	369	153	184
Offshore advisory fees	-	3	-	2
USGIF administrative services fees	96	121	43	64
Subtotal investment management services fees	1,837	2,514	793	1,242
Galileo advisory fees	315	505	136	287
Galileo performance fees	870	464	870	464
Subtotal investment management services fees - Canada	1,185	969	1,006	751
Total Operating Revenue	$3,022	$3,483	$1,799	$1,993

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2019. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and six months ended December 31, 2018, were $212,000 and $377,000, respectively, compared with $102,000 and $334,000, respectively, for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

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

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees are recognized when it is determined that they are no longer probable of significant reversal, typically on an annual basis at calendar year-end. The receipt of performance fees in the future is uncertain as the fees are dependent upon many factors, including market conditions. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed was $45,000 and $161,000 for the three and six months ended December 31, 2018, and $9,000 and $33,000 for the three and six months ended December 31, 2017, respectively.

As of December 31, 2018, the Company had $245,000 in receivables from fund clients, of which $170,000 was from USGIF, $25,000 from Galileo clients and $50,000 from ETFs. As of June 30, 2018, the Company had $419,000 in receivables from fund clients, of which $321,000 was from USGIF, $44,000 from Galileo clients and $54,000 from ETFs.

NOTE 4. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for the credit facility that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	December 31, 2018	June 30, 2018
Cash and cash equivalents	$6,055	$6,364
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$7,055	$7,364

NOTE 5. NOTES RECEIVABLE

The Company has invested in a note receivable of $234,000, which is with an unrelated third party, has an annual interest rate of 15 percent and matures in 2021. Interest is paid monthly. Principal repayments are scheduled to start in February 2019. The balance of this note was $234,000 at December 31, 2018, with $70,000 included in Notes Receivable in current assets and $164,000 as Note Receivable, non-current.

The Company considered the credit quality of the other party and determined that no allowance for credit losses is necessary.

NOTE 6. BORROWINGS

As of December 31, 2018, the Company has no borrowings or long-term liabilities except for deferred taxes.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2019, and the Company intends to renew annually. The credit facility is collateralized by $1 million at December 31, 2018, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2018, the credit facility remains unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid during fiscal year 2018 and for July 2018 through December 2018 and is authorized through March 2019, at which time it will be considered for continuation.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2019. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and six months ended December 31, 2018, the Company repurchased 11,000 and 12,000 class A shares using cash of $13,000 and $15,000, respectively. For the three and six months ended December 31, 2017, the Company repurchased 36,748 and 45,947 class A shares using cash of $117,000 and $131,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 4,000 options outstanding and exercisable at December 31, 2018, at a weighted average exercise price of $7.53. There were no options granted, exercised, or forfeited for the three or six months ended December 31, 2018, or 2017.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. Stock-based compensation expense was $0 and $2,000 for the three and six months ended December 31, 2018, respectively. There was no stock-based compensation expense for the three and six months ended December 31, 2017. As of December 31, 2018, and 2017, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net Income (Loss)	$(4,247)	$2,120	$(3,015)	$884
Less: Net Income Attributable to Non-Controlling Interest	113	101	196	135
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(4,360)	$2,019	$(3,211)	$749

Weighted average number of outstanding shares
Basic	15,145,293	15,171,620	15,145,702	15,160,589
Effect of dilutive securities
Employee stock options	-	-	-	-
Diluted	15,145,293	15,171,620	15,145,702	15,160,589

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.29)	$0.13	$(0.21)	$0.05
Diluted	$(0.29)	$0.13	$(0.21)	$0.05

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2018, 4,000 options were excluded from diluted EPS. For the three and six months ended December 31, 2017, 2,000 options were excluded from diluted EPS.

During the three and six months ended December 31, 2018, and 2017, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

At December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Act. The Securities and Exchange Commission had previously issued guidance that allowed for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. In certain cases, the Company had made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The final transitional impacts of the Act did not differ materially from the initial estimates.

Under the new global intangible low-tax income (“GILTI”) tax rules established by the Act, the Company must make two accounting policy elections. The Company must elect to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect as a component of deferred taxes. The Company has elected to include GILTI taxes due as a current period expense when incurred. The Company must also make an accounting policy election to either use the incremental cash tax savings approach or the tax law ordering approach when assessing the realization of net operating losses related to GILTI. The Company has elected to use the tax law ordering approach.

Carryovers

For U.S. federal income tax purposes at December 31, 2018, the Company has U.S. federal net operating loss carryovers of $6.2 million with $2.0 million and $2.7 million expiring in fiscal years 2035 and 2036, respectively, and $1.5 million with no expiration. Certain limitations apply to the utilization of net operating losses with no expiration, which were generated after fiscal year 2018. The Company has capital loss carryovers of $1.0 million with $687,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $69,000 with $34,000; $19,000; $5,000; and $11,000 expiring in fiscal years 2019, 2020, 2021, and 2023, respectively. For Canadian income tax purposes, USCAN has net operating loss carryovers of $72,000 that expire in fiscal year 2039 and capital loss carryovers of $75,000 with no expiration. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At December 31, 2018, and June 30, 2018, a valuation allowance of $2.4 million and $1.7 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [1]	Foreign currency adjustment	Total
Six Months Ended December 31, 2018
Balance at June 30, 2018	$2,089	$(231)	$1,858
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	(2,089)	-	(2,089)
Balance at July 1, 2018	-	(231)	(231)
Other comprehensive loss before reclassifications	-	(27)	(27)
Tax effect	-	-	-
Amount reclassified from AOCI	-	-	-
Tax effect	-	-	-
Net other comprehensive loss for six months ended December 31, 2018	-	(27)	(27)
Balance at December 31, 2018	$-	$(258)	$(258)

Three Months Ended December 31, 2018
Balance at September 30, 2018	$-	$(212)	$(212)
Other comprehensive loss before reclassifications	-	(46)	(46)
Tax effect	-	-	-
Amount reclassified from AOCI	-	-	-
Tax effect	-	-	-
Net other comprehensive loss for quarter	-	(46)	(46)
Balance at December 31, 2018	$-	$(258)	$(258)

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments [2]	Foreign currency adjustment	Total
Six Months Ended December 31, 2017
Balance at June 30, 2017	$461	$(197)	$264
Other comprehensive income before reclassifications	16,923	53	16,976
Tax effect	(3,506)	-	(3,506)
Amount reclassified from AOCI	(31)	-	(31)
Tax effect	-	-	-
Net other comprehensive income for six months ended December 31, 2017	13,386	53	13,439
Balance at December 31, 2017	$13,847	$(144)	$13,703

Three Months Ended December 31, 2017
Balance at September 30, 2017	$9,594	$(161)	$9,433
Other comprehensive income before reclassifications	7,783	17	7,800
Tax effect	(3,506)	-	(3,506)
Amount reclassified from AOCI	(24)	-	(24)
Tax effect	-	-	-
Net other comprehensive income for quarter	4,253	17	4,270
Balance at December 31, 2017	$13,847	$(144)	$13,703

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

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and ETF clients; investment management services in Canada; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Six months ended December 31, 2018
Net operating revenues	$1,837	$1,185	$-	$3,022
Investment income (loss)	$-	$29	$(4,331)	$(4,302)
Loss from equity method investments	$-	$-	$(55)	$(55)
Other income	$19	$7	$-	$26
Income (loss) before income taxes	$(1,211)	$334	$(4,459)	$(5,336)
Depreciation and amortization	$110	$5	$-	$115
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at December 31, 2018	$5,598	$2,329	$15,256	$23,183
Deferred tax asset				$38
Consolidated total assets at December 31, 2018				$23,221
Six months ended December 31, 2017
Net operating revenues	$2,514	$969	$-	$3,483
Investment income (loss)	$-	$-	$452	$452
Income from equity method investments	$-	$-	$2,731	$2,731
Other income	$7	$10	$-	$17
Income (loss) before income taxes	$(915)	$305	$3,182	$2,572
Depreciation and amortization	$116	$6	$-	$122
Capital expenditures	$-	$-	$-	$-
Three months ended December 31, 2018
Net operating revenues	$793	$1,006	$-	$1,799
Investment income (loss)	$-	$35	$(3,430)	$(3,395)
Loss from equity method investments	$-	$-	$(48)	$(48)
Other income	$15	$2	$-	$17
Income (loss) before income taxes	$(805)	$571	$(3,514)	$(3,748)
Depreciation and amortization	$55	$2	$-	$57
Capital expenditures	$-	$-	$-	$-
Three months ended December 31, 2017
Net operating revenues	$1,242	$751	$-	$1,993
Investment income	$-	$-	$243	$243
Income from equity method investments	$-	$-	$1,218	$1,218
Other income	$4	$10	$-	$14
Income (loss) before income taxes	$(515)	$381	$1,460	$1,326
Depreciation and amortization	$58	$3	$-	$61
Capital expenditures	$-	$-	$-	$-

Net operating revenues from investment management services includes operating revenues from USGIF of $640,000 and $1.5 million, respectively, for the three and six months ended December 31, 2018, and $1.0 million and $2.1 million, respectively, for the three and six months ended December 31, 2017. Net operating revenues from investment management services also include operating revenues from ETF clients of $153,000 and $319,000, respectively, for the three and six months ended December 31, 2018, and $184,000 and $369,000, respectively, for the three and six months ended December 31, 2017.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $1.0 million and $1.2 million, respectively, for the three and six months ended December 31, 2018, and $747,000 and $961,000, respectively, for the three and six months ended December 31, 2017.

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

The Board has authorized a monthly dividend of $0.0025 per share through March 2019, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2019 is approximately $114,000.

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

At December 31, 2018, total assets under management, including USGIF and ETF clients, were $504.0 million versus $681.2 million at December 31, 2017, a decrease of 26.0 percent. During the six months ended December 31, 2018, average assets under management were $550.8 million versus $702.4 million during the six months ended December 31, 2017. Total assets under management as of period-end at December 31, 2018, including USGIF and ETF clients, were $504.0 million versus $600.3 million at June 30, 2018, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three and six months ended December 31, 2018, and 2017:

	Changes in Assets Under Management
	Six Months Ended December 31,
	2018			2017
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$389,442	$106,231	$495,673	$442,916	$136,500	$579,416
Market appreciation (depreciation)	(54,893)	680	(54,213)	36,345	22	36,367
Dividends and distributions	(20,774)	(626)	(21,400)	(34,479)	(660)	(35,139)
Net shareholder purchases (redemptions)	(3,611)	(9,081)	(12,692)	2,660	(17,315)	(14,655)
Ending Balance	$310,164	$97,204	$407,368	$447,442	$118,547	$565,989

Average investment management fee	0.97%	0.01%	0.75%	1.00%	0.08%	0.80%
Average net assets	$343,473	$101,557	$445,030	$450,124	$129,908	$580,032

	Changes in Assets Under Management
	Three Months Ended December 31,
	2018			2017
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$347,350	$100,643	$447,993	$460,960	$129,571	$590,531
Market appreciation (depreciation)	(25,520)	521	(24,999)	8,284	1,582	9,866
Dividends and distributions	(20,774)	(324)	(21,098)	(34,480)	(357)	(34,837)
Net shareholder purchases (redemptions)	9,108	(3,636)	5,472	12,678	(12,249)	429
Ending Balance	$310,164	$97,204	$407,368	$447,442	$118,547	$565,989

Average investment management fee	0.96%	0.00%	0.73%	1.00%	0.17%	0.82%
Average net assets	$320,867	$99,536	$420,403	$445,890	$125,819	$571,709

As shown above, period-end assets under management were lower at December 31, 2018, compared to December 31, 2017. Also, average net assets for the three- and six-month periods in the current fiscal year were lower than the same periods in the previous fiscal year. The three and six months ended December 31, 2018, had net market depreciation, primarily in the equity funds, compared to net market appreciation for the three and six months ended December 31, 2017, also primarily in the equity funds. A significant portion of the dividends and distributions shown above were reinvested and included in net shareholder purchases (redemptions). The combined amounts for these two lines for all period shown were negative, thus contributing to the decline in net assets.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 73 and 75 basis points for the three and six months ended December 31, 2018, respectively, and 82 and 80 basis points for the same periods in the prior year. The average investment management fee for the equity funds was 96 and 97 basis points for the three and six months ended December 31, 2018, respectively, and 100 basis points for the same periods in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was 0 and 1 basis points for the three and six months ended December 31, 2018, respectively, and 17 and 8 basis points for the same periods in the prior year.

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

On September 29, 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOGO), on the Toronto Stock Exchange.

Galileo also started accepting purchases in the Galileo Partners Fund, a unit trust investment fund, in June 2017 and launched the Galileo Technology and Blockchain Fund, also a unit trust investment fund, in November 2017. The Galileo Technology and Blockchain Fund reorganized into a limited partnership in November 2018, named the Galileo Technology and Blockchain LP, and the portfolio assets and unitholders interests of the Galileo Technology and Blockchain Fund and the Galileo Partners Fund were transferred into the limited partnership and the funds terminated.

At December 31, 2018, total Galileo assets under management were $31.5 million versus $64.8 million at December 31, 2017, a decrease of 51.4 percent. During the six months ended December 31, 2018, average assets under management were $39.8 million versus $57.6 million during the six months ended December 31, 2017. Total assets under management at December 31, 2018, were $31.5 million versus $46.7 million at June 30, 2018, the Company’s prior fiscal year end.

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

As of December 31, 2018, the Company held investments with a fair value of approximately $12.4 million and a cost basis of approximately $13.8 million. The fair value of these investments is 53.4 percent of the Company’s total assets. In addition, the Company held other investments which do not have readily determinable fair values of approximately $602,000, $219,000 in investments accounted for under the equity method of accounting, and $234,000 in notes receivable.

Investments recorded at fair value were approximately $12.4 million at December 31, 2018, compared to approximately $15.3 million at June 30, 2018, the Company’s prior fiscal year end, which is a decrease of approximately $2.9 million. This decrease is primarily due to unrealized losses from a decline in valuation of the Company’s investment in an equity security in the business of mining cryptocurrency. See Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended December 31, 2018, and 2017

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $3.2 million ($0.21 per share loss) for the three months ended December 31, 2018, compared with net income attributable to U.S. Global Investors, Inc. of $749,000 ($0.05 per share) for the three months ended December 31, 2017, a decrease of approximately $4.0 million. The decrease is primarily due to a decrease in investment income due primarily to unrealized losses and a decrease in income from equity method investments, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2018, decreased $194,000, or 9.7 percent, compared with the three months ended December 31, 2017. This decrease was primarily attributable to the following:

•	Advisory fees decreased by $173,000, or 9.0 percent, primarily as a result of lower assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.
•

Base management fees decreased $595,000. Base fees for USGIF and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to market depreciation and shareholder redemptions. ETF unitary management fees also decreased due to a decrease in ETF average assets under management.

•	Performance fees for USGIF paid out in the current period were $176,000 compared to $192,000 in fees paid out in the corresponding period in the prior year, a positive change of $16,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.
•	Performance fees for Galileo clients received in the current period were $870,000 compared to $464,000 in the corresponding period in the prior year, increasing revenue by $406,000. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. The majority of the performance fees recorded in the quarter are annual performance fees.
•	Administrative services fee revenue decreased by $21,000, or 32.8 percent, due to lower average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2018, decreased $21,000, or 1.0 percent, compared with the three months ended December 31, 2017. The change in operating expenses was primarily attributable to a decrease in employee compensation and benefits expenses of $167,000, or 14.6 percent, primarily due to decreased bonuses, somewhat offset by an increase in general and administrative expenses of $137,000, or 15.0 percent, primarily due to increased fund and consulting expenses.

Other Income (Loss)

Total consolidated other income (loss) for the three months ended December 31, 2018, decreased $4.9 million, or 332.3 percent, compared with the three months ended December 31, 2017. The decrease was primarily due to the following factors:

•

There was an investment loss of $3.4 million for the three months ended December 31, 2018, compared to investment income of $243,000 for the three months ended December 31, 2017, a decrease of approximately $3.6 million. As discussed further in Note 1 under Accounting Pronouncements Adopted During the Period and in Note 2, Investments, as of July 1, 2018, the Company adopted a new accounting pronouncement that changed how unrealized gains and losses of certain corporate investments are reflected in investment income (loss). Starting in fiscal year 2019, changes in the fair value of the Company’s investments formerly classified as available-for-sale are no longer reported through other comprehensive income, but rather through earnings. This change in accounting results in investment income (loss) being more volatile. The current period had unrealized losses of $3.4 million and a $57,000 impairment loss, compared to the same quarter in the prior year, which had unrealized gains of $60,000 and realized losses from sales of $58,000. The investment loss for the three months ended December 31, 2018, included approximately $2.8 million in unrealized losses on securities formerly classified as available-for-sale, which previously would have been reported through other comprehensive income. Dividend and interest income also decreased from the prior period by $126,000, primarily due to certain interest-producing investments being redeemed or paid off. Note that a significant portion of corporate investments is held in an equity security in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

There was a $48,000 loss from equity method investments for the three months ended December 31, 2018, compared to $1.2 million income for the three months ended December 31, 2017, a decrease of approximately $1.3 million. The Company has held three separate equity method investments during the past twelve months. The equity method investments held during the three months ended December 31, 2018, are different entities than the investment held during the same period in the prior fiscal year. However, all three investments, in Galileo offerings, are concentrated in cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax benefit of $733,000 was recorded for the three months ended December 31, 2018, compared to a tax expense of $442,000 for the three months ended December 31, 2017. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the U.S. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax benefit in the current quarter is primarily the result of a decline in valuation of certain investments held by U.S. Global Investors (Canada) Limited, which reduced the related deferred tax liability.

RESULTS OF OPERATIONS – Six months ended December 31, 2018, and 2017

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $4.4 million ($0.29 loss per share) for the six months ended December 31, 2018, compared with net income attributable to U.S. Global Investors, Inc. of $2.0 million ($0.13 per share) for the six months ended December 31, 2017, an decrease of approximately $6.4 million. The decrease is primarily due to a decrease in investment income due primarily to unrealized losses and a decrease in income from equity method investments, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2018, decreased $461,000, or 13.2 percent, compared with the six months ended December 31, 2017. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $436,000, or 13.0 percent, primarily as a result of lower assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

•

Base management fees decreased $888,000. Base fees for USGIF and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to market depreciation and shareholder redemptions. ETF unitary management fees also decreased due to a decrease in ETF average assets under management.

•	Performance fees for USGIF paid out in the current period were $262,000 compared to $308,000 in fees paid out in the corresponding period in the prior year, a positive change of $46,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.
•	Performance fees for Galileo clients received in the current period were $870,000 compared to $464,000 in the corresponding period in the prior year, increasing revenue by $406,000. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. The majority of the performance fees recorded in the period are annual performance fees.
•	Administrative services fee revenue decreased by $25,000, or 20.7 percent, due to lower average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2018, decreased $84,000, or 2.0 percent, compared with the six months ended December 31, 2017. The change in operating expenses was primarily attributable to a decrease in employee compensation and benefits expenses of $270,000, or 13.2 percent, primarily due to decreased bonuses, somewhat offset by an increase in general and administrative expenses of $199,000, or 10.7 percent, primarily due to increased Canadian fund expenses and consulting.

Other Income

Total consolidated other income (loss) for the six months ended December 31, 2018, decreased $7.5 million, or 235.3 percent, compared with the six months ended December 31, 2017. The decrease was primarily due to the following factors:

•

There was an investment loss of $4.3 million for the six months ended December 31, 2018, compared to investment income of $452,000 for the six months ended December 31, 2017, a decrease of approximately $4.8 million. As discussed further in Note 1 under Accounting Pronouncements Adopted During the Period and in Note 2, Investments, as of July 1, 2018, the Company adopted a new accounting pronouncement that changed how unrealized gains and losses of certain corporate investments are reflected in investment income (loss). Starting in fiscal year 2019, changes in the fair value of the Company’s investments formerly classified as available-for-sale are no longer reported through other comprehensive income, but rather through earnings. This change in accounting results in investment income (loss) being more volatile. The current period had unrealized losses of $4.4 million and an $86,000 impairment loss, compared to the same period in the prior year, which had unrealized gains of $746,000 and realized losses from sales of $705,000. The investment loss for the six months ended December 31, 2018, included approximately $3.7 million in unrealized losses on securities formerly classified as available-for-sale, which previously would have been reported through other comprehensive income. Dividend and interest income also decreased from the prior period by $247,000, primarily due to certain interest-producing investments being redeemed or paid off. Note that a significant portion of corporate investments is held in an equity security in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

There was a $55,000 loss from equity method investments for the six months ended December 31, 2018, compared to $2.7 million income for the six months ended December 31, 2017, a decrease of approximately $2.8 million. The Company has held three separate equity method investments during the past twelve months. The equity method investments held during the six months ended December 31, 2018, are different entities than the investment held during the same period in the prior fiscal year. However, all three investments, in Galileo offerings, are concentrated in cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax benefit of $1.1 million was recorded for the six months ended December 31, 2018, compared to a tax expense of $452,000 for the six months ended December 31, 2017. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the U.S. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax benefit in the current quarter is primarily the result of a decline in valuation of certain investments held by U.S. Global Investors (Canada) Limited, which reduced the related deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, the Company had net working capital (current assets minus current liabilities) of approximately $15.0 million and a current ratio (current assets divided by current liabilities) of 10.2 to 1. With approximately $6.1 million in cash and cash equivalents and approximately $11.6 million in unrestricted marketable securities, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $20.9 million, with cash, cash equivalents, and unrestricted marketable securities comprising 75.9 percent of total assets. Approximately $2.2 million in cash in Galileo is included in the amounts above.

As of December 31, 2018, the Company has no borrowings or long-term liabilities except for deferred taxes. The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2019, and the Company intends to renew annually. The credit facility is collateralized by $1 million at December 31, 2018, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2018, the credit facility remains unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2019, but may be suspended or discontinued at any time. Cash and unrestricted marketable securities of approximately $17.6 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the three and six months ended December 31, 2018, the Company realized a decrease in its USGIF base advisory fee of $176,000 and $262,000, respectively, due to these performance adjustments. For the three and six months ended December 31, 2017, the Company realized a decrease in its USGIF base advisory fee of $192,000 and $308,000, respectively, due to these performance adjustments.

Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees are recognized when it is determined that they are no longer probable of significant reversal, typically on an annual basis. Galileo recorded performance fees of $870,000 from these clients for three and six months ended December 31, 2018, and $464,000 from these clients for three and six months ended December 31, 2017. The majority of the performance fees recorded in the current period are annual performance fees. The receipt of performance fees in the future is uncertain as the fees are dependent upon many factors, including market conditions.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of December 31, 2018, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at December 31, 2018	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change
Securities at fair value ¹	$12,390	25% increase	$15,488
		25% decrease	$9,292

[1]	Unrealized and realized gains and losses on securities at fair value are included in earnings in the Consolidated Statements of Operations.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A significant portion of securities at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at approximately $1.9 million at December 31, 2018. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant continued volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

In addition to the securities at fair value shown in the table above, the Company has an equity method investment in Galileo Technology and Blockchain LP valued at approximately $219,000 as of December 31, 2018. As discussed further in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Galileo Technology and Blockchain LP, a Canadian limited partnership managed by Galileo, has investments in the cryptocurrency mining industry. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this investment. Under the equity method, the Company’s proportional share of the LP’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by expenses, is recognized in the Company’s earnings. The potential significant volatility the valuation of the LP’s investments could cause the its net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. Galileo’s foreign currency financial statements are translated into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the three and six months ended December 31, 2018, Galileo represented 55.9 and 39.2 percent of net operating revenues and contributed net income of $571,000 and $334,000 to consolidated loss before income taxes of $3.7 million and $5.3 million, respectively, and at December 31, 2018, represented 10.0 percent of total assets (see Note 11, Financial Information by Business Segment, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Certain corporate investments, including the Company’s equity method investment, are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2018.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2018. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10-01-18 to 10-31-18	-	$-	$-	-	$2,739
11-01-18 to 11-30-18	1,000	1	$1.20	1,000	2,738
12-01-18 to 12-31-18	10,000	12	$1.14	10,000	2,726
Total	11,000	$13	$1.15	11,000

[1]

The Board of Directors of the company approved on December 7, 2012, and renewed annually, a repurchase of up to $2.75 million in each of calendar years 2013 through 2019 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

[2]	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
[3]

The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2019. The total amount of shares that may be repurchased in 2019 under the renewed program is $2.75 million.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	February 12, 2019	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 12, 2019	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer