Form 10-K
period 2019-06-30
U S GLOBAL INVESTORS INC
filed 2019-09-05
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2019

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐       No ☒

The aggregate market value of the 11,324,947 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $12,457,442, based on the last sale price quoted on NASDAQ as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 4,297 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2018 (based on the last sale price of the class C common stock in a private transaction) was $1,074. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 22, 2019, there were 13,866,811 shares of Registrant’s class A nonvoting common stock issued and 13,061,869 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,737 shares of Registrant’s class C voting common stock issued and outstanding.

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

1.

Investment Management Services, through which the Company offers, to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”) and exchange traded fund (“ETF”) clients, a range of investment management products and services to meet the needs of individual and institutional investors;

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. The Board of Trustees of USGIF will meet to consider the agreement renewal in September 2019. Management anticipates that the advisory agreement will be renewed.

In addition to providing advisory services to USGIF, the Company provides advisory services to two ETFs. U.S. Global Jets ETF commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017.

Net assets under management on June 30, 2019, and June 30, 2018, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2019	June 30, 2018
(dollars in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX/PIPFX	$60,805	$84,769
World Precious Minerals	UNWPX/UNWIX	72,144	98,063
Gold and Precious Metals	USERX	102,440	91,507
Total Natural Resources		235,389	274,339
International Equity
Emerging Europe	EUROX	33,855	38,706
China Region	USCOX	15,247	21,592
Total International Equity		49,102	60,298
Fixed Income
U.S. Government Securities Ultra-Short Bond	UGSDX	45,254	47,997
Near-Term Tax Free	NEARX	45,667	58,234
Total Fixed Income		90,921	106,231
Domestic Equity
Holmes Macro Trends	MEGAX	36,224	39,453
All American Equity	GBTFX	13,969	15,352
Total Domestic Equity		50,193	54,805
Total U.S. Global Investors Funds		425,605	495,673

ETF Clients
U.S. Global Jets ETF	JETS	69,557	92,542
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	14,907	12,083
Total ETF Clients		84,464	104,625
		510,069	600,298
Total Canada AUM (see separate discussion)		30,020	46,731
Total AUM		$540,089	$647,029

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. The Board of Trustees of USGIF will meet to consider the agreement renewal in September 2019. Management anticipates that the administrative services agreement will be renewed.

Investment Management Services - Canada

Assets Under Management (“AUM”)
(dollars in thousands)	Ticker	June 30, 2019	June 30, 2018
Galileo Funds
Galileo High Income Plus Fund	N/A [1]	$23,557	$35,647
Galileo Growth and Income Fund	N/A [1,2]	372	2,565
Galileo Technology and Blockchain LP	N/A [1,3]	1,583	-
Galileo Partners Fund	N/A [1,3]	-	1,823
Galileo Technology and Blockchain Fund	N/A [1,3]	-	1,112
Total Galileo Funds		25,512	41,147
U.S. Global GO GOLD and Precious Metal Miners ETF	GOGO [4]	4,508	4,023
Other Advisory Clients		-	1,561
Total Canada AUM		$30,020	$46,731

1.	The funds managed by Galileo (“Galileo Funds”) are registered in Canada and are not available in the United States.
2.	The Galileo Growth and Income Fund liquidated on July 5, 2019.
3.	The Galileo Partners Fund and the Galileo Technology and Blockchain Fund merged and reorganized into the Galileo Technology and Blockchain LP effective November 30, 2018.
4.	The U.S. Global GO GOLD and Precious Metal Miners ETF registered in Canada (ticker GOGO on the Toronto Stock Exchange) is expected to liquidate on or about September 9, 2019.

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

Corporate Investments

Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in trading for its own account. See segment information in the Notes to the Consolidated Financial Statements at Note 16, Financial Information by Business Segment, of this Annual Report on Form 10-K.

Additional Segment Information

See additional financial information about business segments in Part II, Item 8, Financial Statements and Supplementary Data at Note 16, Financial Information by Business Segment, of this Annual Report on Form 10-K.

Employees

As of June 30, 2019, U.S. Global and its wholly-owned subsidiaries employed 23 full-time employees and 1 part-time employee. The Company considers its relationship with its employees to be good.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2018 there were approximately 9,600 domestically registered open-end investment companies and approximately 2,100 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

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

Available Information

Available Information. The Company’s Internet website address is www.usfunds.com. Information contained on the Company’s website is not part of this annual report on Form 10-K. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with (or furnished to) the SEC are available through a link on the Company’s Internet website, free of charge, as soon as reasonably practicable after such material is filed or furnished. (The link to the Company’s SEC filings can be found at www.usfunds.com by clicking “About Us,” followed by “Investor Relations.”) The Company routinely posts important information on its website.

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

The Company files reports electronically with the SEC via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”), which may be accessed through the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

The market price of the Company’s class A common stock may be volatile and the trading volume may fluctuate, causing significant price variations to occur. If the market price of the Company’s class A common stock declines significantly, stockholders may be unable to sell their shares at or above their purchase price. The Company cannot assure that the market price of its class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of the Company’s class A common stock, or result in fluctuations in price or trading volume, include:

●	Decreases in assets under management;
●	Variations in quarterly and annual operating results;
●	Volatility in realized and unrealized gains or losses on corporate investments;
●	Publication of research reports about the Company or the investment management industry;
●	Departures of key personnel;
●	Adverse market reactions to any indebtedness the Company may incur, acquisitions or disposals the Company may make, or securities the Company may issue in the future;
●	Changes in market valuations of similar companies;
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

Investment income and assets may be negatively impacted by fluctuations in the Company’s corporate investments.

The Company currently has a substantial portion of its assets in corporate investments, including equity method investments. These investments are subject to investment market risk, and investment income could be adversely affected by the realization of losses upon disposition of investments or the recognition of significant unrealized losses or impairments. Fluctuations in investment income are expected to continue in the future.

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

The Company is subject to financial services laws, regulations, corporate governance requirements, administrative actions and policies. During the past two decades, federal securities laws have been substantially augmented and made significantly more complex by the S-Ox Act, the USA PATRIOT Act of 2001, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these new requirements, the Company has had to expend additional time and resources, including substantial efforts to conduct evaluations required to ensure compliance with the S-Ox Act. Future changes in financial institution regulation may increase the costs of compliance and the complexity of operations.

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

Holders

On August 22, 2019, there were approximately 137 holders of record of class A common stock, no holders of record of class B common stock, and 25 holders of record of class C common stock.

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

For the quarter ended June 30, 2019, the Company purchased a total of 500 class A shares using cash of $1,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2019. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2019.

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

04-01-19 to 04-30-19	-	$-	$-	-	$2,741
05-01-19 to 05-31-19	-	-	$-	-	$2,741
06-01-19 to 06-30-19	500	1	$1.51	500	$2,740
Total	500	$1	$1.51	500

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
3.

The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2019. The total dollar amount of shares that may be repurchased in 2019 under the renewed program is $2.75 million.

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

Spot gold finished the fiscal year ended June 30, 2019, at $1,409.45, up 12 percent from June 30, 2018. Prices averaged closer to $1,250 for most of the period except for June 2019, when the prospects of a rate cut by the Federal Reserve began to materialize. Gold bullion returned nearly 8 percent in June, while gold stocks moved up 18 percent. The inflation rate, as measured by the consumer price index (CPI), hit a high of 2.9 percent year-over-year in 2018 but has since drifted down to 1.6 percent. Central banks around the world have been adding to their gold reserves at an accelerated rate, with China returning to the market and publicly reporting its renewed purchases. Oil prices peaked in early October 2018, at better than $70 per barrel, but subsequently fell to the mid-$50s by the end of June 2019. Iron ore saw a significant lift in prices in the second half of the fiscal year due to production curtailments in Brazil with the failure of a tailings dam.

The Company’s emerging markets products saw mixed conditions. Because Eastern European markets were not the subject of trade disputes, they were able to finish the fiscal year with a gain as returns went positive in the latter half of the year. However, tariffs imposed on China had a negative impact on the Asian country’s economy and markets. Relations with U.S.-based companies operating in China saw a significant shift, with many of them pulling their manufacturing hubs out of China. In addition, if a U.S. company had a joint research program in China, it was shut down on fears that it might be accused of collaborating with the Chinese government. While this has temporarily slowed Chinese growth, the country has now advanced on growing its domestic market and expanding regional economic relationships.

In addition to its gold, natural resources and emerging markets funds, the Company has domestic equity and fixed income funds in the U.S. and, through a subsidiary, Canada. While these products do not drive the Company’s profitability as much as the more specialized products, they provide an opportunity to offer shareholders diversification and less volatility than the niche markets.

The Fed lowered interest rates at its July 2019 meeting due to trade tensions that have slowed economic growth. With the world now awash in nearly $13 trillion in negative-yielding government bonds, and what looks to be the start of new easing cycle, gold and other precious metals are starting to attract investor’s interest again as a portfolio diversifier.

Mutual funds in general continued to see outflows compared to other investment alternatives, including ETFs. The Company has two ETF products listed on the New York Stock Exchange: the U.S. Global Jets ETF (ticker JETS), which concentrates on the U.S. and international airline industry, and the U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), which invests in companies engaged in the production of precious metals either through active (mining or production) or passive (owning royalties or production streams) means.

Galileo launched the Canadian version of the U.S. Global GO GOLD and Precious Metal Miners ETF on the Toronto Stock Exchange in September 2017 (Canadian ticker GOGO). This ETF did not gain a profitable level of assets and will be liquidated in September 2019.

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

Business Segments

The Company, with principal operations located in San Antonio, Texas, manages three business segments:

1.

Investment management services, through which the Company offers, to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”) and ETF clients, a range of investment management products and services to meet the needs of individual and institutional investors;

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

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2019	June 30, 2018
Investment Management Services
USGIF	$425,605	$495,673
ETF Clients	84,464	104,625
Total AUM	510,069	600,298

Investment Management Services - Canada
Galileo Funds	25,512	41,147
ETF Client	4,508	4,023
Other Advisory Clients	-	1,561
Total AUM	30,020	46,731
Total AUM	$540,089	$647,029

On June 30, 2019, total AUM as of period end was $540 million versus $647 million on June 30, 2018, a decrease of 16.5 percent. The decrease was primarily due to shareholder redemptions.

During fiscal year 2019, average AUM was $564 million versus $729 million in fiscal year 2018, a decrease of 22.6 percent. The decrease was primarily due to shareholder redemptions and market depreciation in equity funds, in particular international and natural resources funds. In addition, average AUM decreased due to shareholder redemptions in the fixed income funds, ETF clients, and the Galileo funds.

The following is a brief discussion of the Company’s three business segments.

Investment Management Services

In fiscal year 2019, the Company generated a majority of its operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $2.9 million and $4.1 million in fiscal 2019 and fiscal 2018, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each Fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and the USGIF funds do not currently charge a redemption fee.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2019 and 2018, the Company adjusted its base advisory fees downward by $544,000 and $539,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $1.2 million, or 30.9 percent, in fiscal year 2019 compared to fiscal year 2018, primarily as a result of a decrease in average assets under management primarily driven by shareholder redemptions.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

●	market appreciation or depreciation;
●	the addition of new fund shareholder accounts;
●	fund shareholder contributions of additional assets to existing accounts;
●	withdrawals of assets from and termination of fund shareholder accounts;
●	exchanges of assets between accounts or products with different fee structures; and
●	the amount of fees voluntarily reimbursed.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2019 and 2018.

	2019
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$389,442	$106,231	$495,673
Market appreciation (depreciation)	(17,957)	1,769	(16,188)
Dividends and distributions	(20,774)	(1,275)	(22,049)
Net shareholder redemptions	(16,027)	(15,804)	(31,831)
Ending Balance	$334,684	$90,921	$425,605
Average investment management fee	0.97%	0.01%	0.75%
Average net assets	$332,833	$98,063	$430,896

	2018
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$442,916	$136,500	$579,416
Market appreciation	388	289	677
Dividends and distributions	(34,478)	(1,270)	(35,748)
Net shareholder redemptions	(19,384)	(29,288)	(48,672)
Ending Balance	$389,442	$106,231	$495,673
Average investment management fee	1.00%	0.06%	0.80%
Average net assets	$434,649	$121,138	$555,787

As shown above, average assets under management for USGIF decreased in fiscal year 2019 compared to fiscal year 2018. Period-end assets also decreased.

The decrease in average assets under management in fiscal year 2019 and period-end assets was primarily due to shareholder redemptions in the natural resources, international equity and fixed income funds. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions).

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 75 basis points in fiscal year 2019 and 80 basis points in fiscal year 2018. The average investment management fee for equity funds in fiscal year 2019 and 2018 was 97 and 100 basis points, respectively. The average investment management fee for the fixed income funds in fiscal year 2019 and 2018 was 1 and 6 basis points, respectively. The low fee rate for the fixed income funds is due to voluntary fee waivers on these funds as discussed in Note 4, Investment Management and Other Fees, in the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company also serves as investment advisor to two exchange-traded fund clients: U.S. Global Jets ETF and U.S. Global GO GOLD and Precious Metal Miners ETF. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded advisory fees from the ETF clients totaling $588,000 and $701,000 in fiscal 2019 and fiscal 2018, respectively. Information on the ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee.

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

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $537,000 and $960,000 for the years ended June 30, 2019, and 2018, respectively. In addition, Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees for Galileo clients were $921,000 and $464,000 for fiscal years 2019 and 2018, respectively.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the cost, and unrealized gain or loss, and fair value on investments recorded at fair value as of June 30, 2019, and June 30, 2018.

Securities at Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
(dollars in thousands)
Securities at fair value ¹	$14,640	$547	$15,187
Total at June 30, 2019	$14,640	$547	$15,187

Trading [2]	$8,365	$(186)	$8,179
Available-for-sale [3]	3,948	3,138	7,086
Total at June 30, 2018	$12,313	$2,952	$15,265

1.	Changes in unrealized and realized gains and losses on securities at fair value are included in earnings in the statement of operations.
2.

Unrealized and realized gains and losses on trading securities were included in earnings in the statement of operations. This classification was used prior to the adoption of ASU 2016-01 effective July 1, 2018.

3.

Unrealized gains and losses on available-for-sale securities were excluded from earnings and recorded in other comprehensive income (loss) as a separate component of shareholders’ equity until realized. This classification was used prior to the adoption of ASU 2016-01 effective July 1, 2018. Unrealized gains, net of tax, on available-for-sale securities were $2,089 at June 30, 2018.

The investments shown above include investments at fair value of $8.8 million and $9.6 million, as of June 30, 2019, and 2018, respectively, invested in USGIF funds the Company advised.

As discussed in Note 2, Significant Accounting Policies, to the Consolidated Financial Statements of this Annual Report on Form 10-K, the Company adopted ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, effective July 1, 2018. Thereafter, changes in the fair value of investments formerly classified as available-for-sale are reported through earnings rather than through other comprehensive income. This change in accounting has caused, and is anticipated to continue to cause, investment income (loss), and thus the Company’s net income (loss), to be more volatile.

For fiscal year 2019, after adoption of ASU 2016-01, investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	unrealized gains and losses on securities at fair value;
●	realized foreign currency gains and losses;
●	other-than-temporary impairments on available-for-sale debt securities;
●	impairments and observable price changes on equity investments that do not have readily determinable fair values; and
●	dividend and interest income.

Prior to the adoption of ASU 2016-01, investment income (loss) from the Company’s investments included:

●	realized gains and losses on sales of securities;
●	unrealized gains and losses on trading securities;
●	realized foreign currency gains and losses;
●	other-than-temporary impairments on available-for-sale securities;
●	other-than-temporary impairments on held-at-cost securities; and
●	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal year 2019, the Company had a total investment loss of $1.6 million, compared to $1.5 million net investment income in fiscal year 2018. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A significant portion of the securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $3.6 million at June 30, 2019, and $5.6 million at June 30, 2018. The investment was classified as available-for-sale in fiscal year 2018, prior to the adoption of ASU 2016-01. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden. Frank Holmes, CEO, is the non-executive chairman of HIVE. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

In addition to the investments above, as of June 30, 2019, and 2018, the Company owned other investments of approximately $1.4 million and $2.2 million, respectively, classified as securities without readily determinable fair values (accounted for under the cost method prior to adoption of ASU 2016-01). The Company also had invested in notes receivable of approximately $199,000 and $234,000 at June 30, 2019, and 2018, respectively.

The Company also held investments of approximately $309,000 and $283,000 as of June 30, 2019, and 2018, respectively, accounted for under the equity method of accounting. At June 30, 2019, this investment was in the Galileo Technology and Blockchain LP, a Canadian limited partnership managed by Galileo. At June 30, 2018, this investment was in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. During fiscal 2018, the Company was invested in another Galileo fund accounted for under the equity method of accounting that was redeemed prior to fiscal year end. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Income from these equity method investments was $23,000 and $1.6 million for fiscal years 2019 and 2018, respectively. See further discussion on these equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Year Ended June 30,
(dollars in thousands, except per share data)	2019	2018
Net Income (Loss)	$(3,439)	$689
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(51)	42
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(3,388)	$647

Weighted average number of outstanding shares
Basic	15,138,351	15,158,067
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,138,351	15,158,067

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.22)	$0.04
Diluted	$(0.22)	$0.04

Year Ended June 30, 2019, Compared with Year Ended June 30, 2018

The Company posted a net loss attributable to U.S. Global Investors, Inc., as shown in the Consolidated Statements of Operations, of $3.4 million ($0.22 per share loss) for the year ended June 30, 2019, compared with net income attributable to U.S. Global Investors, Inc. of $647,000 ($0.04 per share) for the year ended June 30, 2018, a decrease of approximately $4.0 million. The decrease is primarily due to a decrease in investment income resulting from unrealized losses and a decrease in income from equity method investments, along with a decrease in operating revenue due to a decrease in assets under management, which was partially offset by a tax benefit, as discussed further below.

Operating Revenues

(dollars in thousands)	2019	2018	$ Change	% Change
Investment advisory fees:
Natural resources funds	$1,812	$2,363	$(551)	(23.3%	)
International equity funds	450	964	(514)	(53.3%	)
Domestic equity funds	418	488	(70)	(14.3%	)
Fixed income funds	6	70	(64)	(91.4%	)
Total investment advisory fees - USGIF	2,686	3,885	(1,199)	(30.9%	)
Galileo advisory fees	537	960	(423)	(44.1%	)
Galileo performance fees	921	464	457	98.5%
ETF advisory fees	588	701	(113)	(16.1%	)
Offshore advisory fees	-	3	(3)	(100.0%	)
Total advisory fees	4,732	6,013	(1,281)	(21.3%	)
Administrative services fees	185	248	(63)	(25.4%	)
Total Operating Revenues	$4,917	$6,261	$(1,344)	(21.5%	)

Total consolidated operating revenues for the year ended June 30, 2019, decreased $1.3 million, or 21.5 percent, compared with the year ended June 30, 2018. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $1.3 million, or 21.3 percent, primarily as the result of lower assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

o

Base management fees decreased approximately $1.7 million. Base fees for USGIF and Galileo clients decreased primarily as a result of lower average assets under management, primarily due to market depreciation and shareholder redemptions. ETF unitary management fees also decreased due to a decrease in ETF average assets under management.

o

Performance fee adjustments for USGIF paid out in the current year were $544,000 compared to $539,000 paid out in the prior year, a negative change of $5,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

o

Performance fees for Galileo clients were $921,000 in the current year compared to $464,000 in the prior year, increasing revenue by $457,000. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. The majority of the performance fees recorded in both years are annual performance fees.

•

Administrative services fees decreased by $63,000, or 25.4 percent, primarily as a result of lower net assets under management upon which these fees are based in the current period. These fees are paid by USGIF based on average daily net assets for administrative services provided by the Company to the Funds.

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from three sources: USGIF advisory fees, Galileo advisory/performance fees, and exchange-traded fund advisory fees. In fiscal year 2019, these sources accounted for 56.8 percent, 30.8 percent, and 12.4 percent, respectively, of the Company’s total advisory fees.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2019 and 2018, the Company adjusted its base advisory fees downward by $544,000 and $539,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $1.2 million, or 30.9 percent, in fiscal year 2019 compared to fiscal year 2018, primarily as a result of a decrease in average assets under management primarily driven by market depreciation and shareholder redemptions.

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

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo recorded advisory fees from these clients totaling $537,000 and $960,000 for the years ended June 30, 2019, and 2018, respectively. In addition, Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fee revenue for Galileo clients was $921,000 and $464,000 in fiscal years 2019 and 2018, respectively.

The Company also serves as investment advisor to two exchange-traded fund clients: U.S. Global Jets ETF and U.S. Global GO GOLD and Precious Metal Miners ETF. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded advisory fees from the ETF clients of $588,000 and $701,000 in fiscal years 2019 and 2018, respectively.

Operating Expenses

(dollars in thousands)	2019	2018	$ Change	% Change
Employee compensation and benefits	$3,418	$4,270	$(852)	(20.0%	)
General and administrative	4,041	3,866	175	4.5%
Advertising	198	172	26	15.1%
Depreciation and amortization	224	241	(17)	(7.1%	)
Total	$7,881	$8,549	$(668)	(7.8%	)

Total operating expenses decreased $668,000, or 7.8 percent, compared with the previous fiscal year. This decrease was primarily attributable to a decrease in employee compensation and benefits, somewhat offset by an increase in general and administrative expenses, as described below.

Employee Compensation and Benefits. Employee compensation and benefits decreased $852,000, or 20.0 percent, in fiscal year 2019 as a result of decreased bonuses. Bonuses in the prior year were primarily related to realized gains on corporate investments.

General and Administrative. General and administrative expenses increased $175,000, or 4.5 percent, in fiscal year 2019, primarily due to increased Canadian fund expenses and consulting fees.

Other Income (Loss)

(dollars in thousands)	2019	2018	$ Change	% Change
Investment income (loss)	$(1,564)	$1,504	$(3,068)	(204.0%	)
Income from equity method investments	23	1,624	(1,601)	(98.6%	)
Other income	89	46	43	93.5%
Total Other Income (Loss)	$(1,452)	$3,174	$(4,626)	(145.7%	)

Total consolidated other income (loss) for the year ended June 30, 2019, decreased $4.6 million, or 145.7 percent, compared with the year ended June 30, 2018. The decrease was primarily due to the following components and factors:

•       Investment loss was $1.6 million for the year ended June 30, 2019, compared to investment income of $1.5 million for the year ended June 30, 2018, a negative change of approximately $3.1 million. Investment income (loss) is dependent on market fluctuations and does not remain at a consistent level. Timing of transactions and the Company’s ability to participate in investment opportunities largely affect this source of revenue. As discussed further in Note 2 under Accounting Pronouncements Adopted During the Period and in Note 3, Investments, as of July 1, 2018, the Company adopted a new accounting pronouncement that changed how unrealized gains and losses of certain corporate investments are reflected in investment income (loss). Starting in fiscal year 2019, changes in the fair value of the Company’s investments formerly classified as available-for-sale are no longer reported through other comprehensive income, but rather through earnings. This change in accounting results in investment income (loss) being more volatile. The current year had net unrealized losses of $1.8 million, realized gains from sales of $23,000, and $114,000 in impairment losses, compared to the prior year, which had unrealized gains of $742,000 and realized losses from sales of $67,000. The investment loss for current year included approximately $2.0 million in net unrealized losses on securities formerly classified as available-for-sale, which previously would have been reported through other comprehensive income. Dividend and interest income also decreased from the prior period by $540,000, primarily due to certain interest-producing investments being redeemed or paid off. Note that a significant portion of corporate investments is held in an equity security in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

•       Income from equity method investments was $23,000 for the year ended June 30, 2019, compared to $1.6 million income for the year ended June 30, 2018, a decrease of approximately $1.6 million. The Company has held three separate equity method investments during the past two years. Some of the equity method investments held during the fiscal year 2019 are different than the investments held during fiscal year 2018. However, all three investments, in Galileo offerings, were concentrated in cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax benefit of $977,000 was recorded for the year ended June 30, 2019, compared to tax expense of $197,000 for the year ended June 30, 2018. The tax benefit in the current period is primarily the result of a decline in valuation of certain investments held by U.S. Global Investors (Canada) Limited, which reduced the related deferred tax liability.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance to fully reserve for the net operating loss carryforward, other carryovers and certain book/tax differences in the balance sheet is included in the net deferred tax liability in the amount of $2.1 million at June 30, 2019, and $1.7 million at June 30, 2018. In assessing the valuation allowance, the Company considered, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, and the duration of statutory carry back and carry forward periods.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2019, is as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(dollars in thousands)
Operating lease obligations	$671	$221	$329	$121	$-
Contractual obligations	591	466	125	-	-
Total	$1,262	$687	$454	$121	$-

Operating leases consist of office equipment leased from several vendors and office facilities and other real estate in Canada. The lease for the office facilities in Canada, included in the table above, is through June 2023. Contractual obligations primarily consist of agreements for services used in daily operations. Other contractual obligations not included in this table consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2019 through September 2019, at which time the Board of Directors will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2019 to September 2019 will be approximately $113,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2019.

Liquidity and Capital Resources

At June 30, 2019, the Company had net working capital (current assets minus current liabilities) of approximately $11.6 million and a current ratio (current assets divided by current liabilities) of 9.2 to 1. With approximately $3.0 million in cash and cash equivalents and $14.3 million in unrestricted securities recorded at fair value, which together comprise approximately 73 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity attributable to U.S. Global Investors, Inc. was approximately $21.7 million. Approximately $1.5 million in cash in Galileo is included in the amounts above.

As of June 30, 2019, the Company has no borrowings or long-term liabilities except for deferred taxes. The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. As of June 30, 2019, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF expire in September 2019. The Board of Trustees of USGIF will meet to consider the agreement renewals in September 2019. Management anticipates that these agreements will be renewed. The investment advisory contracts between the Company and the ETFs expire in September 2020, and management anticipates that the contracts will be renewed. Galileo’s investment management agreement with Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

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

The Company currently holds a variable interest in a fund organized as a limited partnership advised by Galileo, and during fiscal year 2018 and 2019 held variable interests in two other funds advised by Galileo, but these entities do not qualify as VIEs. Since they are not VIEs, the Company evaluated if it should consolidate them under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the entities and, therefore, does not consolidate them. However, the Company was considered to have the ability to exercise significant influence. Thus, the investments have been accounted for under the equity method of accounting.

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

Investments in Debt Securities. The Company classifies debt investments as available-for-sale or held-to-maturity based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity. Available-for-sale debt securities are reported at fair value, and changes in unrealized gains and losses are reported net of tax in accumulated other comprehensive income. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income to investment income (loss). Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are measured at amortized cost.

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

Investment Management and Administrative Services Fees

Revenues are generally based upon a percentage of assets under management in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Company’s operating results. A significant portion of assets under management in equity funds have exposure to international markets and/or natural resource sectors, which may experience volatility. In addition, fluctuations in interest rates may affect the value of assets under management in fixed income funds.

Performance Fees

USGIF advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the years ended June 30, 2019 and 2018, the Company realized a decrease in its USGIF base advisory fee of $544,000 and $539,000, respectively, due to these performance adjustments.

Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded performance fees of $921,000 and $464,000 from these clients for the years ended June 30, 2019 and 2018, respectively. The majority of the performance fees recorded in the both years are annual performance fees calculated at calendar year-end.

Corporate Investments

The Company’s Consolidated Balance Sheets include assets whose fair value is subject to market risk. Due to the Company’s investments in securities recorded at fair value, price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported fair value.

The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics and other policies affecting the Company’s investment practices.

The table below summarizes the Company’s price risks in securities recorded at fair value as of June 30, 2019, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at June 30, 2019	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change
Securities at fair value ¹	$15,187	25% increase	$18,984
		25% decrease	$11,390

1.	Changes in unrealized and realized gains and losses on securities at fair value are included in earnings in the Consolidated Statements of Operations.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A significant portion of the securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $3.6 million at June 30, 2019. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

The Company also has an equity method investment in Galileo Technology and Blockchain LP in the amount of $309,000 at June 30, 2019, which has investments in the cryptocurrency mining industry. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility in the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. We translate Galileo’s foreign currency financial statements into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the year ended June 30, 2019, Galileo represented 29.7 percent of net operating revenues, 3.3 percent of loss before taxes, and 7.5 percent of total assets (see Note 16, Financial Information by Business Segment, to the Consolidated Financial Statements of this Annual Report on Form 10-K). Certain corporate investments are held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

U.S. Global Investors, Inc.

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) and subsidiaries as of June 30, 2019 and 2018, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

September 5, 2019

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2019	June 30, 2018
(dollars in thousands)
Current Assets
Cash and cash equivalents	$2,949	$6,364
Restricted cash	1,025	1,000
Investments in securities at fair value	8,021	8,179
Accounts and other receivables	501	1,216
Note receivable	199	35
Prepaid expenses	344	328
Total Current Assets	13,039	17,122

Net Property and Equipment	1,746	1,970

Other Assets
Investments in securities at fair value, non-current	7,166	7,086
Other investments	1,404	2,207
Equity method investments	309	283
Note receivable, non-current	-	199
Other assets, non-current	72	65
Total Other Assets	8,951	9,840
Total Assets	$23,736	$28,932
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$166	$198
Accrued compensation and related costs	395	645
Dividends payable	113	113
Other accrued expenses	750	817
Total Current Liabilities	1,424	1,773

Long-Term Liabilities
Deferred tax liability	133	1,099
Total Long-Term Liabilities	133	1,099
Total Liabilities	1,557	2,872

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,751 shares and 13,866,691 shares at June 30, 2019, and June 30, 2018, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,797 shares and 2,068,857 shares at June 30, 2019, and June 30, 2018, respectively	52	52
Additional paid-in-capital	15,646	15,650
Treasury stock, class A shares at cost; 804,959 shares and 790,445 shares at June 30, 2019, and June 30, 2018, respectively	(1,888)	(1,878)
Accumulated other comprehensive income (loss), net of tax	(206)	1,858
Retained earnings	7,761	9,513
Total U.S. Global Investors Inc. Shareholders’ Equity	21,712	25,542
Non-Controlling Interest in Subsidiary	467	518
Total Shareholders’ Equity	22,179	26,060
Total Liabilities and Shareholders’ Equity	$23,736	$28,932

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2019	2018
Operating Revenues
Advisory fees	$4,732	$6,013
Administrative services fees	185	248
	4,917	6,261
Operating Expenses
Employee compensation and benefits	3,418	4,270
General and administrative	4,041	3,866
Advertising	198	172
Depreciation and amortization	224	241
	7,881	8,549
Operating Loss	(2,964)	(2,288)
Other Income (Loss)
Investment income (loss)	(1,564)	1,504
Income from equity method investments	23	1,624
Other income	89	46
	(1,452)	3,174
Income (Loss) Before Income Taxes	(4,416)	886
Provision for Income Taxes
Tax expense (benefit)	(977)	197
Net Income (Loss)	(3,439)	689
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(51)	42
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(3,388)	$647

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.22)	$0.04
Diluted	$(0.22)	$0.04

Basic weighted average number of common shares outstanding	15,138,351	15,158,067
Diluted weighted average number of common shares outstanding	15,138,351	15,158,067

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)	Year Ended June 30,
	2019	2018
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(3,388)	$647
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period [1]	-	2,297
Less: reclassification adjustment for gains/losses included in net income [1]	-	(669)
Net change from available-for-sale investments, net of tax [1]	-	1,628
Foreign currency translation adjustment	3	(57)
Reclassification of foreign currency losses on redemption of equity method investment to net income	22	15
Other Comprehensive Income	25	1,586
Comprehensive Income (Loss)	(3,363)	2,233
Less: Comprehensive Loss Attributable to Non-Controlling Interest	-	(8)
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$(3,363)	$2,241

1.

Effective July 1, 2018, upon the adoption of ASU 2016-01, the Company no longer has an available-for-sale category for equity securities for which changes in fair value are recognized in other comprehensive income (loss). See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2017 (13,866,601 shares of class A; 2,068,947 shares of class C)	$347	$52	$15,646	$(1,760)	$264	$9,321	$484	$24,354
Purchases of 48,947 shares of Common Stock (class A)	-	-	-	(141)	-	-	-	(141)
Issuance of stock under ESPP of 2,605 shares of Common Stock (class A)	-	-	-	6	-	-	-	6
Conversion of 90 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(455)	-	(455)
Stock bonuses	-	-	2	17	-	-	-	19
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive income (loss), net of tax	-	-	-	-	1,594	-	(8)	1,586
Net income	-	-	-	-	-	647	42	689
Balance at June 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	347	52	15,650	(1,878)	1,858	9,513	518	26,060
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	-	-	-	-	(2,089)	2,089	-	-
Balance at July 1, 2018	347	52	15,650	(1,878)	(231)	11,602	518	26,060
Purchases of 20,575 shares of Common Stock (class A)	-	-	-	(24)	-	-	-	(24)
Issuance of stock under ESPP of 2,461 shares of Common Stock (class A)	-	-	(2)	6	-	-	-	4
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(453)	-	(453)
Stock bonuses	-	-	(4)	8	-	-	-	4
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive income, net of tax	-	-	-	-	25	-	-	25
Net loss	-	-	-	-	-	(3,388)	(51)	(3,439)
Balance at June 30, 2019 (13,866,751 shares of class A; 2,068,797 shares of class C)	$347	$52	$15,646	$(1,888)	$(206)	$7,761	$467	$22,179

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(3,439)	$689
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	224	241
Net recognized loss on securities	91	67
Accretion of discount on debt investment	-	(50)
Investment basis adjustment	(19)	(118)
Net income from equity method investment	(23)	(1,624)
Foreign currency transaction loss	22	15
Provision for deferred taxes	(966)	50
Stock bonuses	4	19
Stock-based compensation expense	2	2
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	716	(751)
Prepaid expenses	(23)	(1)
Investment securities	2,571	805
Accounts payable and accrued expenses	(352)	622
Total adjustments	2,247	(723)
Net cash used in operating activities	(1,192)	(34)
Cash Flows from Investing Activities:
Purchase of investments in securities at fair value, non-current	(1,588)	(2,420)
Purchase of equity method investment	(230)	(902)
Purchase of other investments	(250)	-
Proceeds on sale of available-for-sale securities	-	2,130
Proceeds on sale of equity method investment	230	2,208
Proceeds from note receivable	35	2,000
Return of capital on investments	77	42
Net cash provided by (used in) investing activities	(1,726)	3,058
Cash Flows from Financing Activities:
Issuance of common stock	4	6
Repurchases of common stock	(24)	(141)
Dividends paid	(454)	(455)
Net cash used in financing activities	(474)	(590)
Effects of foreign currency translation	2	(28)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,390)	2,406
Beginning cash, cash equivalents, and restricted cash	7,364	4,958
Ending cash, cash equivalents, and restricted cash	$3,974	$7,364

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$124	$9
Reinvestment of capital distribution from equity method investment	$-	$32

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF and, until November 2017, one of the offshore funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $8.8 million at June 30, 2019, and $9.6 million at June 30, 2018.

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

The Company currently holds a variable interest in a fund organized as a limited partnership advised by Galileo, and during fiscal year 2018 and 2019 held variable interests in two other funds advised by Galileo, but these entities do not qualify as VIEs. Since they are not VIEs, the Company evaluated if it should consolidate them under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the entities and, therefore, does not consolidate them. However, the Company was considered to have the ability to exercise significant influence. Thus, the investments have been accounted for under the equity method of accounting. See further information about these investments in Note 3.

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

Restricted Cash. Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use.

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

Investments in Debt Securities. The Company classifies debt investments as available-for-sale or held-to-maturity based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity. Available-for-sale debt securities are reported at fair value, and changes in unrealized gains and losses are reported net of tax in accumulated other comprehensive income (loss). Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to investment income (loss). Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are measured at amortized cost.

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

Receivables. Receivables other than notes receivable consist primarily of advisory and other fees owed to the Company by clients. Receivables also include advisory fees owed to Galileo by the funds and clients it manages. The Company also invests in notes receivable. Notes receivable are recorded in accordance with the terms of the agreement, and accrued interest is recorded when earned. Unearned fees are shown as a deduction from the related notes receivable and are amortized to interest income using the effective interest method. The Company reviews the need for an allowance for credit losses for notes and other receivables based on various factors including payment history, historical bad debt experience, existing economic conditions, aging and specific accounts identified as high risk. Uncollectible receivables, if any, are charged against the allowance when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for credit losses as of June 30, 2019, or 2018.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2019, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2015 through 2018 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2012 through 2018 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject.

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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss), net of tax, is reported in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and includes any unrealized gains and losses on debt securities classified as available-for-sale, foreign currency translation adjustments, and prior to fiscal year 2019, the unrealized gains and losses on equity securities classified as available-for-sale.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. An entity was permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company early adopted this guidance in entirety in the first quarter of fiscal year 2019 with no significant change to disclosures.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several amendments (collectively, “ASU 2016-02”), which replaces existing lease accounting guidance. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet by recording a lease asset and a lease liability. The new standard also requires enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing agreements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company expects to elect the transition method at the adoption date of July 1, 2019, whereby it initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented. Upon adoption, the Company will elect the package of transition practical expedients which would allow the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Additionally, the Company will elect the practical expedient to not separate lease components from nonlease components for all except real estate leases. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheets and will recognize related lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company’s current leases are primarily for equipment and for office space for the Canadian subsidiary. The Company does not expect that adoption will have a material impact on its Consolidated Statements of Operations. The adoption, however, will result in a gross up in total assets and total liabilities on the Company’s Consolidated Balance Sheets. Upon adoption on July 1, 2019, the Company's total assets and total liabilities will increase by less than $400,000. See Note 10 for more information on the Company’s future minimum lease payments as of June 30, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and has subsequently issued several amendments (collectively, “ASU 2016-13”). ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those years. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. The new guidance in ASU 2019-04 on recognizing and measuring financial instruments is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. If an entity has adopted all of the amendments to ASU 2016-01, it is permitted to early adopt the new guidance. The Company does not believe the adoption of this new amendment will have a material impact on its consolidated financial statements.

NOTE 3. INVESTMENTS

As of June 30, 2019, the Company held investments with a fair value of $15.2 million and a cost basis of $14.6 million. The fair value of these investments is approximately 64.0 percent of the Company’s total assets at June 30, 2019. In addition, the Company held other investments of $1.4 million and investments of approximately $309,000 accounted for under the equity method of accounting.

As discussed in Note 2, the Company adopted ASU 2016-01, which amended the guidance on the classification and measurement of investments in equity securities, effective July 1, 2018. Prior to ASU 2016-01, unrealized gains and losses on trading securities were included in earnings in the Consolidated Statements of Operations, and unrealized gains and losses on available-for-sale securities were excluded from earnings and reported in other comprehensive income (loss) as a separate component of shareholders’ equity until realized. After the adoption of ASU 2016-01, there is no longer an available-for-sale classification (with changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. Under the amended guidance, all of the Company’s equity investments with readily determinable fair values are classified as securities at fair value, and changes in unrealized gains or losses are reported in current period earnings.

Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. For these securities, the Company generally elects to value using the measurement alternative, under which such securities are measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in investment income (loss). Prior to fiscal year 2019 and the adoption of ASU 2106-01, these investments were accounted for under the cost method of accounting and evaluated periodically for impairment. The Company considers many factors in determining impairment, including the severity and duration of the decline in value below cost, the Company’s interest and ability to hold the security for a period of time sufficient for an anticipated recovery in value, and the financial condition and specific events related to the issuer. The cost basis of investments may also be adjusted for the recharacterization of distributions from investments in partnerships. See further information about these investments in a separate section of this note.

The following details the components of the Company’s investments recorded at fair value as of June 30, 2019, and 2018. Note that the change in presentation is the result of the adoption of ASU 2016-01.

	June 30, 2019
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value[1]
Common stock - International	$5,641	$790	$6,431
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	8,025	(4)	8,021
Mutual funds - Domestic equity	929	(194)	735
Total securities at fair value	$14,640	$547	$15,187

[1]	Changes in unrealized and realized gains and losses on securities at fair value are included in earnings in the statement of operations.

	June 30, 2018
(dollars in thousands)	Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Trading securities[1]
Mutual funds - Fixed income	$7,785	$22	$-	$7,807
Mutual funds - Domestic equity	535	-	(163)	372
Other	45	-	(45)	-
Total trading securities	8,365	22	(208)	8,179
Available-for-sale securities[2]
Common stock - International	2,554	3,213	(94)	5,673
Mutual funds - Fixed income	1,000	-	(9)	991
Mutual funds - Domestic equity	394	28	-	422
Total available-for-sale securities[3]	3,948	3,241	(103)	7,086
Total securities at fair value	$12,313	$3,263	$(311)	$15,265

[1]	Prior to July 1, 2018, changes in unrealized and realized gains and losses on trading securities were included in earnings in the statement of operations.
[2]

Prior to July 1, 2018, changes in unrealized gains and losses on available-for-sale securities were excluded from earnings and recorded in other comprehensive income as a separate component of shareholders’ equity until realized.

[3]	Net unrealized gains on available-for-sale securities gross and net of tax as of June 30, 2018, were $3,138 and $2,089, respectively.

The following table shows the gross unrealized losses and fair values of available-for-sale investment securities with unrealized losses aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position as of June 30, 2018. No disclosures are required as of June 30, 2019, due the adoption of ASU 2016-01.

	June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale securities
Common stock - International	$39	$(94)	$-	$-	$39	$(94)
Mutual funds - Fixed income	991	(9)	-	-	991	(9)
Total available-for-sale securities with unrealized losses	$1,030	$(103)	$-	$-	$1,030	$(103)

Investment Income (Loss)

The following summarizes investment income (loss) reflected in earnings for the periods presented.

(dollars in thousands)	Year Ended June 30,
Investment Income (Loss)	2019	2018
Realized gains (losses) on sales of fair valued securities [1]	$23	$(67)
Unrealized gains (losses) on fair valued securities [2]	(2,406)	742
Unrealized gains on equity securities without readily determinable fair values	617	-
Realized foreign currency losses	(32)	(59)
Impairments in equity investments that do not have readily determinable fair values	(114)	-
Dividend and interest income	348	888
Total Investment Income (Loss)	$(1,564)	$1,504

[1]

The prior year amounts shown include $736 in realized losses on sales of trading securities and $669 in realized gains on sales of available-for-sale securities for the year ended June 30, 2018. These classifications were used prior to the adoption of ASU 2016-01 effective July 1, 2018.

[2]	The prior year amounts shown include $742 in unrealized gains on trading securities for the year ended June 30, 2018 (classification used prior to the adoption of ASU 2016-01 effective July 1, 2018).

The year ended June 30, 2019, included approximately $1.8 million of net unrealized losses recognized on equity securities still held at June 30, 2019. The majority of unrealized losses recognized in the current year are related to unrealized losses on securities formerly classified as available-for-sale, which previously would have been reported through other comprehensive income rather than in investment income.

Proceeds from the sales of available-for-sale investments were approximately $2.1 million for the fiscal year ended June 30, 2018. Gross gains and (losses) on sales of available-for-sale investments were $675,000 and ($6,000) fiscal year 2018. The amounts for fiscal 2018 include proceeds of approximately $1.7 million and realized gain of approximately $638,000 from an available-for-sale debt security that was redeemed early by the issuer. Note that prior to fiscal year 2019, gains and losses realized upon sales of available-for-sale investments were reclassified from other comprehensive income into investment income.

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. The fair value of a security that has a restriction is based on the quoted price for an otherwise identical unrestricted instrument that trades in a public market, adjusted for the estimated effect of the restriction. Mutual funds, which include open- and closed-end funds and exchange-traded funds, are valued at net asset value or closing price, as applicable. Certain corporate debt securities not traded on an exchange are valued by an independent pricing service using an evaluated quote based on such factors as institutional-size trading in similar groups of securities, yield, quality maturity, coupon rate, type of issuance and individual trading characteristics and other market data. As part of its independent price verification process, a portfolio management team, which includes representatives from the investment and accounting departments, periodically reviews the fair value provided by the pricing service using information such as transactions in these investments, broker quotes, market transactions in comparable investments, general market conditions and the issuer’s financial condition. Certain debt securities may be valued based on review of similarly structured issuances in similar jurisdictions, when possible, or based on other traded debt securities issued by the issuer. The portfolio management team also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure. For other securities included in the fair value hierarchy with unobservable inputs, the portfolio management team considers a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The portfolio management team reviews inputs and assumptions and reports material items to the Board of Directors. Securities which do not have readily determinable fair values are also periodically reviewed by the portfolio management team.

The following presents fair value measurements, as of each balance sheet date, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	June 30, 2019
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$5,599	$832	$-	$6,431
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	8,021	-	-	8,021
Mutual funds - Domestic equity	735	-	-	735
Total securities at fair value	$14,355	$832	$-	$15,187

	June 30, 2018
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Trading securities
Mutual funds - Fixed income	$7,807	$-	$-	$7,807
Mutual funds - Domestic equity	372	-	-	372
Other	-	-	-	-
Total trading securities	8,179	-	-	8,179
Available-for-sale securities
Common stock - International	5,673	-	-	5,673
Mutual funds - Fixed income	991	-	-	991
Mutual funds - Domestic equity	422	-	-	422
Total available-for-sale securities	7,086	-	-	7,086
Total securities at fair value	$15,265	$-	$-	$15,265

As of June 30, 2019, 95 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and 5 percent as Level 2. As of June 30, 2018, 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1.

During the first quarter of fiscal year 2018, the Company invested in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment, classified as available-for-sale prior to the adoption of ASU 2016-01, was valued at approximately $3.6 million and $5.6 million at June 30, 2019, and 2018, respectively, based on the quoted market price and is classified as Level 1 in the fair value hierarchy. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. The Company’s ownership of HIVE was approximately 3.1 percent as of June 30, 2019. Frank Holmes is the non-executive chairman of HIVE and held shares and options at June 30, 2019. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $1.1 million at June 30, 2019, of which $377,000 was classified as Level 1 and $675,000 was classified as Level 2 in the fair value hierarchy. The investment was included in other investments at June 30, 2018, at a value of $1.5 million. This was previously a private company that underwent a corporate transaction and started trading on an exchange during the quarter ended December 31, 2018. The shares are subject to Canadian securities regulations. The portion of the investment classified in Level 2 is restricted for resale due to escrow provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. Shares will be released from escrow between October 2019 and April 2020. The Company’s ownership of Thunderbird was approximately 2.5 percent as of June 30, 2019. Frank Holmes serves on the board of this company as a director and held options at June 30, 2019.

The Company has another investment in GoldSpot Discoveries Corp. (“GoldSpot”), a company headquartered and traded in Canada, which was valued at approximately $1.7 million at June 30, 2019, of which $1.6 million was classified as Level 1 and $157,000 was classified as Level 2 in the fair value hierarchy. The investment was purchased during the quarter ended March 31, 2019, and the shares are subject to Canadian securities regulations. The portion of the investment classified in Level 2 is restricted for resale due to escrow and regulatory provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. Shares will be released from escrow between August 2019 and August 2020. The Company’s ownership of GoldSpot was approximately 7.5 percent as of June 30, 2019. Frank Holmes serves on the board of this company as independent chairman and held common stock at June 30, 2019.

Other Investments

The carrying value of equity securities without readily determinable fair values as of June 30, 2019, is approximately $1.4 million. Prior to July 1, 2018, these investments were accounted for at cost less impairment. The carrying value of investments accounted for at cost less impairment as of June 30, 2018, was $2.2 million. On July 1, 2018, the Company adopted ASU 2016-01 and elected to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in investment income (loss).

The carrying value of equity securities without readily determinable fair values has been adjusted as follows during the fiscal year ended June 30, 2019:

Year Ended
(dollars in thousands)	June 30, 2019
Carrying amount, beginning of period	$2,207
Adjustments:
Purchases	250
Reclassification to securities at fair value	(1,499)
Impairments	(114)
Other downward adjustments	(57)
Upward adjustments	617
Carrying amount, end of period	$1,404

As discussed above, the Company’s investment in Thunderbird was previously included in other investments but started trading on a stock exchange during the quarter ended December 31, 2018, and is now included in securities at fair value. There were impairment adjustments to one security totaling $114,000 during the year ended June 30, 2019. No impairment adjustments were recorded during the year ended June 30, 2018. Cumulative impairment adjustments to all equity securities without readily determinable fair values total $251,000 since their respective acquisitions through June 30, 2019. The cumulative amount of other downward adjustments, which primarily consist of return of capital distributions, is $652,000, which includes $57,000 for the year ended June 30, 2019. The cumulative amount of upward adjustments is $617,000, all of which was included in the year ended June 30, 2019. During the fourth quarter of fiscal year 2019, the Company increased the carrying value of one of its investments by $617,000 based on an observable price change for a similar investment of the same issuer.

Investments Classified as Equity Method

During fiscal year 2018, the Company, through USCAN, invested approximately $500,000 in the Galileo Partners Fund, a Canadian unit trust investment fund managed by Galileo. The investment was subsequently redeemed in full during fiscal 2018, and the Company no longer had an investment in the Galileo Partners Fund as of June 30, 2018. During the period of ownership, the investment was accounted for under the equity method of accounting. Included in other income (loss) for the year ended June 30, 2018, is $1.7 million of equity method income for the Galileo Partners Fund. This fund had a concentration in technology and blockchain companies, which resulted in volatility in the fund’s valuation. Frank Holmes also directly held an investment in the fund.

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

Also during fiscal year 2018, the Company, through USCAN, invested approximately $401,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. The fund reorganized in a taxable transaction into a limited partnership effective November 30, 2018, and the fund terminated. See further discussion below. Thus, the Company no longer had an investment in the Galileo Technology and Blockchain Fund as of June 30, 2019. During the period of ownership, the Company’s ownership ranged between approximately 20 and 25 percent, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Included in other income (loss) is $50,000 and $99,000 of equity method loss for the Galileo Technology and Blockchain Fund for the years ended June 30, 2019, and 2018, respectively. Frank Holmes also directly held an investment in the fund. This fund had a concentration in technology and blockchain companies, which resulted in volatility in the fund’s valuation.

As noted above, the Galileo Technology and Blockchain Fund reorganized into a limited partnership effective November 30, 2018. The investment portfolio and unitholders’ interests of the Galileo Technology and Blockchain Fund and the Galileo Partners Fund transferred to the new entity, named Galileo Technology and Blockchain LP. The valuation of the Company’s investment in the Galileo Technology and Blockchain Fund as of November 30, 2018, of approximately $230,000 transferred to the Galileo Technology and Blockchain LP. The Company owns approximately 20 percent of the LP as of June 30, 2019, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the year ended June 30, 2019, is $73,000 of equity method income for this investment. The Company’s investment in the LP was valued at approximately $309,000 at June 30, 2019. Frank Holmes also directly held an investment in the LP as of June 30, 2019. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Year Ended June 30,
(dollars in thousands)	2019	2018
USGIF advisory fees	$3,230	$4,424
USGIF performance fees paid	(544)	(539)
ETF advisory fees	588	701
Offshore advisory fees	-	3
USGIF administrative services fees	185	248
Subtotal investment management services fees	3,459	4,837
Galileo advisory fees	537	960
Galileo performance fees	921	464
Subtotal investment management services fees - Canada	1,458	1,424
Total Operating Revenue	$4,917	$6,261

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2020. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $732,000 and $637,000 for the years ended June 30, 2019, and 2018, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

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

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. The majority of the performance fees recorded in the current fiscal year are annual performance fees calculated at calendar year-end. Due to changes in funds managed and new agreements in the second quarter of fiscal year 2019, these fees will be recognized on a quarterly basis going forward. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of expenses waived and absorbed was $343,000 and $88,000 for the years ended June 30, 2019, and 2018, respectively. In September 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (Canadian ticker GOGO), on the Toronto Stock Exchange; however, the ETF did not gain a profitable level of assets and will be liquidated in September 2019. Galileo also started accepting purchases in its Partners Fund, a unit trust investment fund, in June 2017 and launched its Technology and Blockchain Fund, also a unit trust investment fund, in November 2017. The Partners Fund and the Technology and Blockchain Fund were merged and reorganized into the Technology and Blockchain LP in November 2018.

As of June 30, 2019, the Company had $371,000 in receivables from fund clients, of which $159,000 was from USGIF, $170,000 from Galileo clients and $42,000 from ETFs. As of June 30, 2018, the Company had $419,000 in receivables from fund clients, of which $321,000 was from USGIF, $44,000 from Galileo clients and $54,000 from ETFs.

NOTE 5. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the Consolidated Balance Sheets to the Statements of Cash Flows is shown below:

(dollars in thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$2,949	$6,364
Restricted cash	1,025	1,000
Total cash, cash equivalents, and restricted cash	$3,974	$7,364

NOTE 6. NOTES RECEIVABLE

The Company held a note receivable with principal of approximately $199,000 (all current) and $234,000 ($35,000 current and $199,000 long-term) at June 30, 2019, and 2018, respectively. The note was with an unrelated third party, had an annual interest rate of 15 percent and was scheduled to mature in 2021. Quarterly principal repayments on the note started in February 2019. The issuer elected an early redemption option and paid the note in full in July 2019. Proceeds were received for the principal and all accrued interest, and no gain or loss was realized.

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

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2019	2018
Building and land	$4,597	$4,597
Furniture, equipment, and other	1,628	1,625
	6,225	6,222
Accumulated depreciation	(4,479)	(4,252)
Net property and equipment	$1,746	$1,970

Depreciation expense totaled $224,000 and $241,000 in fiscal years 2019 and 2018, respectively.

NOTE 8. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2019	2018
Professional fees	$305	$219
Vendors payable	398	420
Taxes payable	47	178
Other accrued expenses	$750	$817

NOTE 9. BORROWINGS

As of June 30, 2019, the Company has no borrowings or long-term liabilities except for deferred taxes.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal year. The credit agreement will expire on May 31, 2020, and the Company intends to renew annually. The credit facility is collateralized by $1 million at June 30, 2019, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2019, the credit facility remains unutilized by the Company.

NOTE 10. LEASE COMMITMENTS

The Company has operating leases for office equipment that expire between fiscal years 2020 and 2024 and for office facilities and other real estate in Canada that expire between fiscal years 2021 and 2023. Lease expense totaled $275,000 and $336,000 in fiscal years 2019 and 2018, respectively. Minimum non-cancelable lease payments required under operating leases for future periods are as follows:

(dollars in thousands)
Fiscal Year	Amount
2020	$221
2021	171
2022	158
2023	115
2024	6
Total	$671

NOTE 11. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for contributions to the 401(k) plan of $81,000 and $90,000 for fiscal years 2019 and 2018, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. No profit sharing contributions were made in fiscal years 2019 or 2018.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $17,000 and $20,000 in fiscal years 2019 and 2018, respectively.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. During fiscal years 2019 and 2018, employees purchased 2,461 and 2,605, respectively, shares of treasury stock from the Company.

NOTE 12. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets under the symbol “GROW.” There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2019, or 2018.

The Company’s class A and class B common stock have no voting privileges.

Dividends

Dividends of $0.0025 per share per month totaling $392,000 and $393,000 were paid to holders of class A common stock in fiscal years 2019 and 2018, respectively. Dividends of $62,000 and $62,000 were paid to holders of class C common stock in fiscal years 2019 and 2018, respectively.

The monthly dividend of $0.0025 is authorized through September 2019 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2019. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2019, approximately $2.74 million remains available for repurchase under this authorization.

During fiscal years 2019 and 2018, the Company repurchased 20,575 and 48,947, respectively, of its class A shares on the open market using cash of $24,000 and $141,000, respectively. To date, the Company has repurchased a total of 560,810 class A shares under the repurchase program using cash of $1.3 million.

Other Activity

The Company did not grant any shares of class A common stock to employees during fiscal year 2019 or 2018. Grants vest immediately after issuance.

The Company granted 3,600 and 7,200 shares of class A common stock at a weighted average fair value of $1.34 and $2.62 to its non-employee directors in fiscal years 2019 and 2018, respectively. Grants vest immediately after issuance.

Issuances of treasury stock for grants or bonuses are accounted for using the weighted-average cost basis of the shares issued. During fiscal year 2019, shares were issued, as described above, with a weighted-average cost basis greater than current fair value, which resulted in a combined negative adjustment to additional paid-in capital of approximately $4,000 for fiscal year 2019. During fiscal year 2018, shares were issued, as described above, with a weighted-average cost basis less than current fair value, which resulted in a combined increase to additional paid-in capital of approximately $2,000 for fiscal year 2018.

Shareholders of class C shares are allowed to convert to class A. During fiscal years 2019 and 2018, 60 and 90 shares, respectively, were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Stock-based compensation

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. No options were granted in fiscal years 2019 or 2018. As of June 30, 2019, there were no options outstanding under the 1989 Plan.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. No options were granted in fiscal year 2019. In fiscal year 2018, 2,000 options were granted with a fair value, net of tax, of approximately $4,000. The options granted in fiscal year 2018 vested over six months through September 2018. As of June 30, 2019, there were 4,000 options outstanding under the 1997 Plan.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the 1997 Plan for the past two fiscal years are summarized below:

(dollars in thousands, except price data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2017	2,000	$12.31
Granted	2,000	$2.74
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2018	4,000	$7.53
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2019	4,000	$7.53	4.49	$-

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2019, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($)
1997 Plan Class A	10/07/09	2,000	0.27	$12.31	2,000	$12.31
	03/21/18	2,000	8.72	$2.74	2,000	$2.74
		4,000	4.49	$7.53	4,000	$7.53

NOTE 13. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The rate change was effective on January 1, 2018; therefore, the Company’s U.S. statutory tax rate for the fiscal year ended June 30, 2019, is 21 percent, while the rate for fiscal year 2018 was a blended rate of approximately 27.6 percent. The current applicable Canadian statutory rate for the Canadian subsidiaries is approximately 26.5 percent.

As a result of the change in tax rate, certain domestic-related deferred tax assets and liabilities were remeasured in the second quarter of fiscal 2018 based on the rates at which they are expected to reverse in the future, which is generally 21 percent. The remeasurement at the lower tax rate on domestic-related deferred tax assets and liabilities resulted in a deferred tax benefit of approximately $1.4 million.

The Securities and Exchange Commission issued guidance in December 2017 that allowed for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. In certain cases, the Company had made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The Company completed its accounting for the tax effects of enactment of the Act as of December 31, 2018. The final transitional impacts of the Act did not differ materially from the initial estimates.

Prior to the enactment of Act, the Company had not recorded U.S. income taxes on the undistributed earnings of the Company’s foreign subsidiaries. The earnings of the foreign subsidiaries were considered to be indefinitely reinvested, and as a result, no deferred tax liability was previously recorded. The Company reevaluated its historic indefinite reinvestment assertion as a result of the enactment of the Act and determined that historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested. As a result, for the period ended June 30, 2018, the Company recorded a deferred tax expense and liability related to foreign withholding taxes in the amount of approximately $57,000 for those undistributed earnings which are no longer considered indefinitely invested.

The Act also established new tax provisions that become effective in the fiscal year ended June 30, 2019, including but not limited to eliminating the corporate alternative minimum tax, creating the base erosion anti-abuse tax (“BEAT”), establishing new limitations on deductible interest expense and certain executive compensation, creating a new provision designed to tax global intangible low-tax income (“GILTI”) and generally eliminating U.S. Federal income taxes on dividends from foreign subsidiaries.

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

Carryovers

For U.S. federal income tax purposes at June 30, 2019, the Company has U.S. federal net operating loss carryovers of $7.2 million with $2.0 million and $2.7 million expiring in fiscal years 2035 and 2036, respectively, and $2.5 million with no expiration. Certain limitations apply to the utilization of net operating losses with no expiration, which were generated after fiscal year 2018. The Company has capital loss carryovers of $1.1 million with $744,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $40,000 with $19,000; $5,000; $11,000 and $5,000 expiring in fiscal years 2020, 2021, 2023, and 2024, respectively. For Canadian income tax purposes, USCAN has net operating loss carryovers of $236,000 that expire in fiscal year 2039 and capital loss carryovers of $75,000 with no expiration. Also for Canadian income tax purposes, Galileo has net operating loss carryovers of $452,000 with $102,000; $44,000; $122,000; $72,000 and $112,000 expiring in fiscal years 2027, 2030, 2036, 2037 and 2038, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

Additional Disclosures

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2019, and 2018, a valuation allowance of $2.1 million and $1.7 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2019	2018
United States	$(1,613)	$(645)
Canada	(2,803)	1,531
Total	$(4,416)	$886

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

(dollars in thousands)	2019	% of Pretax	2018	% of Pretax
Tax expense (benefit) at statutory rate	$(927)	21.0%	$244	27.6%
Tax benefit from change in foreign unrealized gain	(679)	15.4%	-	0.0%
Change in valuation allowance	394	(8.9)%	(1,498)	(169.2)%
Rate difference on foreign deferred income	327	(7.4)%	13	1.5%
Rate difference on foreign income	(154)	3.5%	(16)	(1.8)%
Nondeductible meals and entertainment	13	(0.3)%	27	3.1%
Canadian withholding tax	5	(0.1)%	63	7.1%
Income from controlled foreign corporation	5	(0.1)%	377	42.6%
Non-taxable investment income	(3)	0.1%	(284)	(32.2)%
Tax on deemed repatriation	-	0.0%	17	1.9%
Rate changes	-	0.0%	1,217	137.5%
Other	42	(1.1)%	37	4.1%
Total tax expense (benefit)	$(977)	22.1%	$197	22.2%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2019	2018
Current tax expense - U.S. Federal	$4	$5
Current tax expense (benefit) - Non-U.S.	(15)	142
Deferred tax expense - U.S. Federal	-	-
Deferred tax expense (benefit) - Non-U.S.	(966)	50
Total tax expense (benefit)	$(977)	$197

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2019	2018
Book/tax differences in the balance sheet
Investments in securities at fair value	$(99)	$(1,058)
Prepaid expenses	(45)	(45)
Accumulated depreciation	169	162
Other investments	(124)	45
Equity method investments	(6)	13
Accrued expenses	78	146
Product start-up costs	60	60
Stock-based compensation expense	4	4
Other	(59)	(73)
Tax Carryovers
Net operating loss carryover	1,693	1,069
Charitable contributions carryover	8	14
Capital loss carryover	249	231
Valuation Allowance	(2,061)	(1,667)
Net deferred tax liability	$(133)	$(1,099)

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2019	2018
Net Income (Loss)	$(3,439)	$689
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(51)	42
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(3,388)	$647

Weighted average number of outstanding shares
Basic	15,138,351	15,158,067
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,138,351	15,158,067

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.22)	$0.04
Diluted	$(0.22)	$0.04

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2019, and 2018, employee stock options for 4,000 were excluded from diluted EPS.

During fiscal years 2019 and 2018, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available- for-sale investments [1]	Foreign currency translation adjustment	Total
Balance at June 30, 2017	$461	$(197)	$264
Other comprehensive income (loss) before reclassifications	3,346	(49)	3,297
Tax effect	(1,049)	-	(1,049)
Amount reclassified from AOCI	(669)	15	(654)
Tax effect	-	-	-
Net other comprehensive income (loss) for 2018	1,628	(34)	1,594
Balance at June 30, 2018	2,089	(231)	1,858
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	(2,089)	-	(2,089)
Balance at July 1, 2018	-	(231)	(231)
Other comprehensive income before reclassifications	-	3	3
Tax effect	-	-	-
Amount reclassified from AOCI	-	22	22
Tax effect	-	-	-
Net other comprehensive income for 2019	-	25	25
Balance at June 30, 2019	$-	$(206)	$(206)

1.

Prior to the adoption of ASU 2016-01, effective July 1, 2018, amounts reclassified from unrealized gains (losses) on available-for-sale investments, net of tax, were recorded in investment income (loss) on the Consolidated Statements of Operations. Upon adoption of ASU 2016-01, the Company no longer has an available-for-sale category for equity securities for which changes in fair value are recognized in other comprehensive income (loss). See Note 2.

NOTE 16. FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

The following schedule details total revenues and income by business segment; certain amounts have been reclassified for comparative purposes:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Year ended June 30, 2019
Net operating revenues	$3,459	$1,458	$-	$4,917
Investment income (loss)	$-	$18	$(1,582)	$(1,564)
Income from equity method investments	$-	$-	$23	$23
Other income	$47	$42	$-	$89
Loss before income taxes	$(2,444)	$(147)	$(1,825)	$(4,416)
Depreciation and amortization	$201	$10	$13	$224
Capital expenditures	$-	$-	$-	$-
Gross identifiable assets at June 30, 2019	$4,591	$1,780	$17,365	$23,736
Deferred tax asset				$-
Consolidated total assets at June 30, 2019				$23,736
Year ended June 30, 2018
Net operating revenues	$4,837	$1,424	$-	$6,261
Investment income	$-	$21	$1,483	$1,504
Income from equity method investments	$-	$-	$1,624	$1,624
Other income	$31	$15	$-	$46
Income (loss) before income taxes	$(1,941)	$97	$2,730	$886
Depreciation and amortization	$229	$12	$-	$241
Capital expenditures	$-	$-	$-	$-

Net operating revenues from investment management services include revenues from USGIF of $2.9 million and $4.1 million in fiscal years 2019 and 2018, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $588,000 and $701,000 in fiscal years 2019 and 2018, respectively.

Net operating revenues from investment management services in Canada include revenues from Galileo funds of $1.5 million and $1.4 million in fiscal years 2019 and 2018, respectively.

NOTE 17. RELATED PARTY TRANSACTIONS

On June 30, 2019, and 2018, the Company had $8.8 million and $9.6 million, respectively, at fair value invested in USGIF funds the Company advised. These amounts were included in the Consolidated Balance Sheets as “investments in securities at fair value.” The Company recorded $181,000 and $131,000 in income from dividends and capital gain distributions and $23,000 and ($733,000) in net realized gains (losses) on its investments in the Funds and offshore clients for fiscal years 2019 and 2018, respectively. The offshore clients liquidated during fiscal 2018.

In addition, the Company had $309,000 and $283,000 at June 30, 2019, and 2018, respectively, invested in funds advised by Galileo accounted for under the equity method of accounting. During fiscal year 2019 and 2018, the Company was invested in three separate funds advised by Galileo accounted for under the equity method of accounting. The Company recorded income from equity method investments of $23,000 and $1.6 million in fiscal years 2019 and 2018, respectively. See further discussion of these investments in Note 3.

The Company earned advisory and administrative services fees, as applicable, from the various funds for which it and its subsidiaries act as investment adviser, as disclosed in Note 4. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2019, and 2018, the Company had $371,000 and $419,000, respectively, of receivables from mutual funds included in the Consolidated Balance Sheets within “receivables.”

Mr. Holmes was a director of each offshore fund until the liquidation of the offshore funds in fiscal year 2018. Mr. Holmes was also a director of Meridian Fund Managers Ltd., which served as the manager of the offshore funds.

As discussed in Note 3, the Company purchased in fiscal year 2018 an investment in HIVE that was valued at approximately $3.6 million and $5.6 million as of June 30, 2019, and 2018, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is the non-executive chairman of HIVE, for which he received director fees from HIVE during fiscal years 2019 and 2018. Mr. Holmes held shares and options of HIVE at June 30, 2019, and 2018. Effective August 31, 2018, upon the retirement of HIVE’s CEO and until a new CEO is hired, Mr. Holmes became Interim Executive Chairman of HIVE.

As discussed in Note 3, the Company holds an investment in Thunderbird that was valued at approximately $1.1 million and $1.5 million as of June 30, 2019, and 2018, respectively. Thunderbird was previously a private company that underwent a corporate transaction and started trading on an exchange during fiscal year 2019. Frank Holmes serves on the board of this company as a director, for which he receives fees, and held options at June 30, 2019, and 2018. The Company received $31,000 and $126,000 in dividend income from its investment in this company in fiscal years 2019 and 2018, respectively.

As discussed in Note 3, the Company purchased in fiscal year 2019 an investment in GoldSpot that was valued at approximately $1.7 million as of June 30, 2019. Frank Holmes serves on the board of this company as independent chairman, for which he receives fees, and held common stock at June 30, 2019.

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

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2019 through September 2019, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2019 to September 2019 will be approximately $113,000.

NOTE 19. SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the note receivable discussed in Note 6, Notes Receivable, with a principal amount of approximately $199,000 was paid off in full prior to its scheduled maturity. Proceeds were received in July 2019 for the principal and all accrued interest, and no gain or loss was realized.

In July 2019, one of the mutual funds advised by Galileo, the Galileo Growth and Income Fund, was closed and liquidated. The U.S. Global GO GOLD and Precious Metal Miners ETF, which is listed on the Toronto Stock Exchange under the ticker GOGO, is expected to liquidate on or about September 9, 2019. The U.S. version of this ETF, which is listed on the New York Stock Exchange under the ticker GOAU, is not affected by this closure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management believes that, as of June 30, 2019, the Company’s management has maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2019, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B. Other Information

In light of Frank Holmes’ ownership of 99.80 percent of the class C voting shares, the Company is eligible to rely on the exemption from certain of the NASDAQ corporate governance listing requirements relating to the independence of the Board of Directors and certain committees that is afforded to controlled companies. Under NASDAQ rules, a controlled company is a company of which more than 50 percent of the voting power for the election of directors is held by an individual, a group or another company.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	64

Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company and its subsidiaries. Mr. Holmes has served on the board of Thunderbird Entertainment Group Inc. (formerly Thunderbird Entertainment, Inc.) from June 2014 to present. He has also served as Chairman of the Board of HIVE Blockchain Technologies Ltd. since August 2017 and has served as Interim Executive Chairman since August 2018. Mr. Holmes has served as Chairman of the Board of GoldSpot Discoveries Corp. since February 2019. Mr. Holmes served as Trustee of U.S. Global Investors Funds from August 1989 to December 2015; Director of Meridian Global Gold & Resources Fund Ltd. from December 2003 to November 2017; and Director of Meridian Global Energy & Resources Fund Ltd. from April 2006 to November 2017.

Jerold H. Rubinstein	81

Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein has served as Director and Chairman of Salton Sea Industries from June 2016 to present. Mr. Rubinstein served as Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to December 2017. He also served as Director and Chairman of the Audit Committee of Greenwood Hall, Inc. from November 2016 to June 2017; Director, Chairman of the Board and CEO of Stratus Media Group, Inc. from April 2011 to July 2014; Director, Chief Executive Officer, and Chairman of the Board for ProElite, Inc. from June 2012 to July 2014; Director, Chairman of the Board and Chairman of the Audit Committee of RestorGenex Corporation during the period April 2011 to July 2014; and Director and Chairman of the Audit Committee of SpendSmart Payments Co. from October 2013 to April 2016.

Roy D. Terracina	73

Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Mr. Terracina is the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994.

Thomas F. Lydon, Jr.	59

Director of the Company since June 1997. Mr. Lydon has served as Chairman of the Board and President of Global Trends Investments since April 1996; co-CEO of ETF Flows LLC since February 2019; Trustee of Guggenheim Investments since February 2012; and Director of Harvest Volatility Edge Trust since December 2017.

Lisa C. Callicotte	46

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

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2019 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. None of the four directors attended the 2018 annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

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

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2019, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2019 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2019.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO and the CFO, (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2019. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, who are the only NEOs for fiscal year 2019.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2019 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2019, no stock options were granted under this plan. As of June 30, 2019, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2019, no stock options were granted under this plan. As of June 30, 2019, 583,300 options had been granted; 257,000 shares had been exercised; 322,300 options had expired; 4,000 options remained outstanding; and 139,000 options are available for grant.

2010 Stock Incentive Plan

In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2019, no stock bonuses were awarded to NEOs.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $19,000 in calendar year 2019. An additional “catch-up” pretax contribution of up to $6,000 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. No profit sharing contributions were made in fiscal years 2019 or 2018.

Savings Plans

We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using mutual funds managed by us. Employee contributions to an Individual Retirement Account are matched to a maximum of $100 per month for certain management-level employees, including NEOs, and a maximum of $30 for all other employees. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to all employees to save for minor relatives and is matched at a maximum of $15 per month per child.

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. During fiscal years 2019 and 2018, employees purchased 2,461 and 2,605 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2019 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2019, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) [1]	All Other Compensation ($)	Total ($)
(dollars in thousands)

Frank E. Holmes
Chief Executive Officer	2018	422	88	187	90	787
Chief Investment Officer	2019	422	4	(45)	91[2]	472

Lisa C. Callicotte
Chief Financial Officer	2018	135	51	-	12	198
	2019	141	42	-	14[3]	197

1.

Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs. Negative bonus for 2019 is due to bonus waived in current year which was earned in prior year.

2.	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $59 in insurance, (ii) $12 in matched contributions, (iii) $12 in memberships, and (iv) $8 in miscellaneous items.
3.	Represents amounts paid by us on behalf of Ms. Callicotte as follows: (i) $10 in matched contributions, and (ii) $4 in miscellaneous items.

No stock awards were granted to the named executive officers in fiscal year 2019.

Outstanding equity awards as of June 30, 2019, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date
(dollars in thousands)
Frank E. Holmes	-	-	n/a	n/a
Lisa C. Callicotte	2,000	-	$12.31	10/07/19
	2,000	-	$2.74	03/21/28

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. The Company grants each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2019, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
(dollars in thousands)
Jerold H. Rubinstein	$94	$2	$96
Roy D. Terracina	$34	$2	$36
Thomas F. Lydon, Jr.	$34	$2	$36

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.
2.	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 22, 2019, there were 2,068,737 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.80%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 22, 2019, there were 13,061,869 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Royce & Associates, LP – New York, NY [1]	1,143,905	8.76%
Perritt Capital Management, Inc. – Chicago, IL [2]	740,000	5.67%

1.	Information is from Schedule 13F as of June 30, 2019, filed with the SEC on August 12, 2019.
2.	Information is from Schedule 13F as of June 30, 2019, filed with the SEC on August 13, 2019.

Security Ownership of Management

The following table sets forth, as of August 22, 2019, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C Common Stock		Class A Common Stock
Beneficial Owner	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.80%	501,455	3.84%
Lisa C. Callicotte, CFO	-	-	18,101	0.14%
Jerold H. Rubinstein, Director	-	-	6,800	0.05%
Roy D. Terracina, Director	-	-	61,600	0.47%
Thomas F. Lydon, Jr., Director	-	-	15,300	0.12%
All directors and executive officers as a group (five persons)	2,064,560	99.80%	603,256	4.62%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	-----	-----	717,000
1997 Non-Qualified Stock Option Plan [2]	4,000	$7.53	139,000
Employee Stock Purchase Plan [3]	N/A	N/A	116,947
2010 Stock Incentive Plan [4]	N/A	N/A	61,000
Total	4,000		1,033,947

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Note 17, Related Party Transactions, to the Consolidated Financial Statements of this Annual Report on Form 10-K, which incorporates the information of the relationships and related transaction for this Item 13. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2019, and 2018, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2019	2018
Audit fees [1]	$220	$229
Audit-related fees [2]	-	-
Tax fees [3]	92	67
Total fees	$312	$296

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

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2019, and 2018 were pre-approved by the Audit Committee.

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

3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076)
4.1	Description of Capital Stock, included herein.
10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422)
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

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 5, 2019	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 5, 2019

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 5, 2019

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 5, 2019

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 5, 2019

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 5, 2019