Form 10-Q
period 2019-09-30
U S GLOBAL INVESTORS INC
filed 2019-11-07
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019

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

On October 25, 2019, there were 13,866,811 shares of Registrant’s class A nonvoting common stock issued and 13,061,666 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,737 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2019	June 30, 2019
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$2,618	$2,949
Restricted cash	1,025	1,025
Investments in securities at fair value	7,525	8,021
Accounts and other receivables	626	501
Note receivable	-	199
Prepaid expenses	267	344
Total Current Assets	12,061	13,039

Net Property and Equipment	1,692	1,746

Other Assets
Deferred tax asset, long-term	91	-
Investments in securities at fair value, non-current	4,100	7,166
Other investments	1,396	1,404
Equity method investments	279	309
Right of use assets	346	-
Other assets, non-current	72	72
Total Other Assets	6,284	8,951
Total Assets	$20,037	$23,736
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$137	$166
Accrued compensation and related costs	304	395
Dividends payable	113	113
Lease liability, short-term	102	-
Other accrued expenses	702	750
Total Current Liabilities	1,358	1,424

Long-Term Liabilities
Deferred tax liability	-	133
Lease liability, long-term	247	-
Total Long-Term Liabilities	247	133
Total Liabilities	1,605	1,557

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,811 shares and 13,866,751 shares at September 30, 2019, and June 30, 2019, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,737 shares and 2,068,797 shares at September 30, 2019, and June 30, 2019, respectively	52	52
Additional paid-in-capital	15,645	15,646
Treasury stock, class A shares at cost; 805,145 shares and 804,959 shares at September 30, 2019, and June 30, 2019, respectively	(1,888)	(1,888)
Accumulated other comprehensive income (loss), net of tax	(219)	(206)
Retained earnings	4,080	7,761
Total U.S. Global Investors Inc. Shareholders’ Equity	18,017	21,712
Non-Controlling Interest in Subsidiary	415	467
Total Shareholders’ Equity	18,432	22,179
Total Liabilities and Shareholders’ Equity	$20,037	$23,736

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018
Operating Revenues
Advisory fees	$860	$1,170
Administrative services fees	44	53
	904	1,223
Operating Expenses
Employee compensation and benefits	740	798
General and administrative	903	1,010
Advertising	23	40
Depreciation and amortization	53	58
	1,719	1,906
Operating Loss	(815)	(683)
Other Income (Loss)
Investment loss	(3,020)	(907)
Loss from equity method investments	(27)	(7)
Other income	23	9
	(3,024)	(905)
Loss Before Income Taxes	(3,839)	(1,588)
Provision for Income Taxes
Tax benefit	(224)	(356)
Net Loss	(3,615)	(1,232)
Less: Net Loss Attributable to Non-Controlling Interest	(48)	(83)
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,567)	$(1,149)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.24)	$(0.08)
Diluted	$(0.24)	$(0.08)

Basic weighted average number of common shares outstanding	15,130,235	15,144,884
Diluted weighted average number of common shares outstanding	15,130,235	15,144,884

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,567)	$(1,149)
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustment	(17)	27
Comprehensive Loss	(3,584)	(1,122)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	(4)	8
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(3,580)	$(1,130)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
Balance at June 30, 2019 (13,866,751 shares of class A; 2,068,797 shares of class C)	$347	$52	$15,646	$(1,888)	$(206)	$7,761	$467	$22,179
Purchases of 1,400 shares of Common Stock (class A)	-	-	-	(3)	-	-	-	(3)
Issuance of stock under ESPP of 314 shares of Common Stock (class A)	-	-	-	1	-	-	-	1
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(114)	-	(114)
Stock bonuses	-	-	(1)	2	-	-	-	1
Other comprehensive loss, net of tax	-	-	-	-	(13)	-	(4)	(17)
Net loss	-	-	-	-	-	(3,567)	(48)	(3,615)
Balance at September 30, 2019 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,645	$(1,888)	$(219)	$4,080	$415	$18,432

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
Balance at June 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,650	$(1,878)	$1,858	$9,513	$518	$26,060
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	-	-	-	-	(2,089)	2,089	-	-
Balance at July 1, 2018	347	52	15,650	(1,878)	(231)	11,602	518	26,060
Purchases of 1,000 shares of Common Stock (class A)	-	-	-	(2)	-	-	-	(2)
Issuance of stock under ESPP of 628 shares of Common Stock (class A)	-	-	-	2	-	-	-	2
Dividends declared	-	-	-	-	-	-	-	-
Stock bonuses	-	-	(1)	2	-	-	-	1
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive income, net of tax	-	-	-	-	19	-	8	27
Net loss	-	-	-	-	-	(1,149)	(83)	(1,232)
Balance at September 30, 2018 (13,866,691 shares of class A; 2,268,857 shares of class C)	$347	$52	$15,651	$(1,876)	$(212)	$10,453	$443	$24,858

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(3,615)	$(1,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53	58
Net recognized loss on securities	-	29
Net loss from equity method investment	27	7
Provision for deferred taxes	(224)	(361)
Stock bonuses	1	1
Stock-based compensation expense	-	2
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	73	612
Prepaid expenses and other assets	(270)	50
Investment securities	3,562	951
Accounts payable and accrued expenses	185	(406)
Total adjustments	3,407	943
Net cash used in operating activities	(208)	(289)
Cash Flows from Investing Activities:
Return of capital on investments	8	10
Net cash provided by investing activities	8	10
Cash Flows from Financing Activities:
Issuance of common stock	1	2
Repurchases of common stock	(3)	(2)
Dividends paid	(113)	(114)
Net cash used in financing activities	(115)	(114)
Effects of foreign currency translation	(16)	25
Net decrease in cash, cash equivalents, and restricted cash	(331)	(368)
Beginning cash, cash equivalents, and restricted cash	3,974	7,364
Ending cash, cash equivalents, and restricted cash	$3,643	$6,996

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$119

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2019, except for the adoption of new accounting pronouncements discussed below.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $8.3 million at September 30, 2019, and $8.8 million at June 30, 2019.

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

The Company currently holds a variable interest in a fund organized as a limited partnership advised by Galileo, and during fiscal years 2019 held a variable interest in another fund advised by Galileo, but these entities do not qualify as VIEs. Since they are not VIEs, the Company evaluated if it should consolidate them under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the entities and, therefore, does not consolidate them. However, the Company was considered to have the ability to exercise significant influence. Thus, the investments have been accounted for under the equity method of accounting. See further information about these investments in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the three months ended September 30, 2019, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements and Developments

Accounting Pronouncements Adopted During the Period

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several amendments (collectively, “ASU 2016-02”), which replaces existing lease accounting guidance. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet by recording a lease asset and a lease liability. The new standard also requires enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing agreements. The new guidance is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company elected the transition method at the adoption date of July 1, 2019, whereby it initially applied the new standard at the adoption date, versus at the beginning of the earliest period presented. Upon adoption, the Company elected the package of transition practical expedients which would allow the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient to not separate lease components from nonlease components for all except real estate leases. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheets and will recognize related lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company’s current leases are primarily for equipment and for office space for the Canadian subsidiary. The adoption resulted in a gross up in total assets and total liabilities on the Company’s Consolidated Balance Sheets. Upon adoption on July 1, 2019, the Company's total assets and total liabilities increased by less than $400,000.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows entities the option to reclassify tax effects resulting from recording the effects of the Tax Cuts and Jobs Act enacted in December 2017 from accumulated other comprehensive income to retained earnings. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. An entity that adopts the guidance in an annual or interim period after the period of enactment will be able to choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The Company adopted this standard on July 1, 2019, with no impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. The new guidance in ASU 2019-04 on recognizing and measuring financial instruments is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. If an entity has adopted all of the amendments to ASU 2016-01, it is permitted to early adopt the new guidance. The Company does not believe the adoption of this new amendment will have a material impact on its consolidated financial statements.

Significant Accounting Policies

As a result of the adoptions of accounting pronouncements during the current period that affected leases, the following accounting policies have been updated. For a complete listing of the Company's significant accounting policies, please refer to the Annual Report on Form 10-K for the year ended June 30, 2019.

Leases. The Company and its subsidiaries lease equipment and office space under various leasing arrangements. Leases may be classified as either financing leases or operating leases, as appropriate. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for its office facility leases as operating leases, which may include escalation clauses. The Company accounts for lease and nonlease components as a single component for its leases, except for real estate leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the Consolidated Balance Sheets. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively.

Fixed lease payments are included in right of use (“ROU”) assets and lease liabilities within other assets and liabilities, respectively, on the Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date using the Company’s incremental borrowing rate as the discount rate. Fixed lease payments made over the lease term are recorded as lease expense on a straight-line basis. Variable lease payments based on usage, changes in an index or market rate are expensed as incurred.

Upon adoption of ASU 2016-02, for existing leases, the Company elected to determine the discount rate based on the remaining lease term as of July 1, 2019. For new leases, the discount rates are based on the entire noncancelable lease term.

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through 2022. The Company determines if a contract is a lease or contains a lease at inception. The Company elected not to separate lease and related non-lease components and account for the combined component as an operating lease.

NOTE 2. INVESTMENTS

As of September 30, 2019, the Company held investments in securities at fair value totaling approximately $11.6 million with a cost basis of approximately $14.1 million. The fair value of these investments is 58.0 percent of the Company’s total assets at September 30, 2019. In addition, the Company held other investments of approximately $1.4 million and investments of approximately $279,000 accounted for under the equity method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of September 30, 2019, and June 30, 2019.

	September 30, 2019
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$(2,275)	$3,366
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	7,525	-	7,525
Mutual funds - Domestic equity	929	(195)	734
Total securities at fair value	$14,140	$(2,515)	$11,625

	June 30, 2019
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$790	$6,431
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	8,025	(4)	8,021
Mutual funds - Domestic equity	929	(194)	735
Total securities at fair value	$14,640	$547	$15,187

Included in the above table was $8.3 million and $8.8 million as of September 30, 2019, and June 30, 2019, respectively, at fair value invested in USGIF.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on securities at fair value;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale debt securities;
•	impairments and observable price changes on equity investments without readily determinable fair values; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings:

	Three Months Ended
(dollars in thousands)	September 30,
Investment Loss	2019	2018
Unrealized losses on fair valued securities	$(3,062)	$(951)
Realized gains (losses) on sales of fair valued securities	-	-
Realized foreign currency gains	4	2
Impairments in equity investments without readily determinable fair values	-	(29)
Dividend and interest income	38	71
Total Investment Loss	$(3,020)	$(907)

The three months ended September 30, 2019, included approximately $3.1 million of net unrealized losses recognized on securities at fair value still held at September 30, 2019.

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

The following presents fair value measurements, as of September 30, 2019, and June 30, 2019, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	September 30, 2019
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$2,633	$733	$-	$3,366
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	7,525	-	-	7,525
Mutual funds - Domestic equity	734	-	-	734
Total securities at fair value	$10,892	$733	$-	$11,625

	June 30, 2019
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$5,599	$832	$-	$6,431
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	8,021	-	-	8,021
Mutual funds - Domestic equity	735	-	-	735
Total securities at fair value	$14,355	$832	$-	$15,187

As of September 30, 2019, 94 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and 6 percent as Level 2. As of June 30, 2019, 95 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and 5 percent as Level 2.

The Company has an investment in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment was valued at approximately $1.8 million at September 30, 2019, and $3.6 million at June 30, 2019. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. The Company’s direct ownership of HIVE was approximately 3.1 percent as of September 30, 2019. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at September 30, 2019. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $1.1 million at September 30, 2019, of which $368,000 was classified as Level 1 and $705,000 was classified as Level 2 in the fair value hierarchy. The investment was valued at approximately $1.1 million at June 30, 2019, of which $377,000 was classified as Level 1 and $675,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 is restricted for resale due to escrow provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. Shares will be released from escrow in October 2019 and April 2020. The shares are subject to Canadian securities regulations. The Company’s ownership of Thunderbird was approximately 2.5 percent as of September 30, 2019. Frank Holmes serves on the board of this company as a director and held options at September 30, 2019.

The Company has an investment in GoldSpot Discoveries Corp. (“GoldSpot”), a technology company headquartered and traded in Canada which leverages machine learning in natural resource exploration. The investment was valued at approximately $467,000 at September 30, 2019, of which $439,000 was classified as Level 1 and $28,000 was classified as Level 2 in the fair value hierarchy. The investment was valued at approximately $1.7 million at June 30, 2019, of which $1.6 million was classified as Level 1 and $157,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 is restricted for resale due to escrow and regulatory provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. Shares will be released from escrow in February 2020 and August 2020. The shares are subject to Canadian securities regulations. The Company’s ownership of GoldSpot was approximately 7.5 percent as of September 30, 2019. Frank Holmes serves on the board of this company as independent chairman and held common stock and options at September 30, 2019.

Other Investments

The carrying value of equity securities without readily determinable fair values was approximately $1.4 million as of September 30, 2019, and June 30, 2019.

The carrying value of equity securities without readily determinable fair values has been adjusted as follows:

	Three Months Ended
	September 30,
(dollars in thousands)	2019	2018
Carrying amount, beginning of period	$1,404	$2,207
Adjustments:
Impairments	-	(29)
Other downward adjustments	(8)	(10)
Carrying amount, end of period	$1,396	$2,168

Cumulative impairment adjustments to all equity securities without readily determinable fair values total $251,000 since their respective acquisitions through September 30, 2019. The cumulative amount of other downward adjustments, which primarily consist of return of capital distributions, is $661,000, which includes $8,000 for the three months ended September 30, 2019. The cumulative amount of upward adjustments is $617,000 through September 30, 2019.

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

During fiscal year 2018, the Company, through USCAN, invested approximately $401,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. The fund reorganized in a taxable transaction into a limited partnership effective November 30, 2018, and the fund terminated. See further discussion below. During the period of ownership, the Company’s ownership ranged between approximately 20 and 25 percent, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income (loss) for the three months ended September 30, 2018, is $7,000 of equity method loss for the Galileo Technology and Blockchain Fund. Frank Holmes also directly held an investment in the fund. This fund had a concentration in technology and blockchain companies, which resulted in volatility in the fund’s valuation.

As noted above, the Galileo Technology and Blockchain Fund reorganized into a limited partnership effective November 30, 2018. The investment portfolio and unitholders’ interests of the Galileo Technology and Blockchain Fund and the Galileo Partners Fund transferred to the new entity, named Galileo Technology and Blockchain LP. The valuation of the Company’s investment in the Galileo Technology and Blockchain Fund as of November 30, 2018, of approximately $230,000 transferred to the Galileo Technology and Blockchain LP. The Company owns approximately 20 percent of the LP as of September 30, 2019, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three months ended September 30, 2019, is $27,000 of equity method loss for this investment. The Company’s investment in the LP was valued at approximately $279,000 at September 30, 2019. Frank Holmes also directly held an investment in the LP as of September 30, 2019. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
USGIF advisory fees	$836	$911
USGIF performance fees paid	(197)	(86)
ETF advisory fees	121	166
USGIF administrative services fees	44	53
Subtotal investment management services fees	804	1,044
Galileo advisory fees	100	179
Galileo performance fees	-	-
Subtotal investment management services fees - Canada	100	179
Total Operating Revenue	$904	$1,223

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2020. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three months ended September 30, 2019, were $144,000 compared with $165,000 for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on the average daily net assets at an annual rate 0.05 percent per investor class and 0.04 percent per institutional class of each fund. The institutional classes closed in June 2019.

The Company also serves as investment advisor to two exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS) and U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs.

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees are recognized when it is determined that they are no longer probable of significant reversal. Prior to November 2018, performance fees were typically recognized on an annual basis at calendar year-end. Due to changes in funds managed and new agreements in the second quarter of fiscal year 2019, these fees are recognized on a quarterly basis. The receipt of performance fees in the future is uncertain as the fees are dependent upon many factors, including market conditions. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed was $40,000 and $116,000 for the three months ended September 30, 2019, and 2018, respectively.

As of September 30, 2019, the Company had $418,000 in receivables from fund clients, of which $226,000 was from USGIF, $151,000 from Galileo clients and $41,000 from ETFs. As of June 30, 2019, the Company had $371,000 in receivables from fund clients, of which $159,000 was from USGIF, $170,000 from Galileo clients and $42,000 from ETFs.

NOTE 4. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	September 30, 2019	June 30, 2019
Cash and cash equivalents	$2,618	$2,949
Restricted cash	1,025	1,025
Total cash, cash equivalents, and restricted cash	$3,643	$3,974

NOTE 5. NOTES RECEIVABLE

Previously, the Company held a note receivable with an unrelated third party which had an annual interest rate of 15 percent and a stated maturity in November 2021. Interest was paid monthly. Quarterly principal repayments started in February 2019. The balance of this note was $199,000 at June 30, 2019, all of which was classified in current assets. The issuer elected an early redemption option and paid the note in full in July 2019. Proceeds were received for the principal and all accrued interest, and no gain or loss was realized.

NOTE 6. LEASES

The Company has leases for office equipment that expire between fiscal years 2020 and 2024 and for office facilities and other real estate in Canada that expire between fiscal years 2021 and 2023. Lease expense totaled $69,000 and $77,000 for the three months ended September 30, 2019, and 2018, respectively.

The components of lease expense included in general and administrative expense on the Consolidated Statements of Operations and qualitative information concerning the company’s operating leases were as follows:

Three Months Ended
September 30,
(dollars in thousands)	2019
Operating lease cost	$44
Short-term lease cost	25
Total lease cost	$69

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$33

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$375

Weighted-average remaining lease term (in years)	3.38
Weighted-average discount rate	4.11%

Maturities of lease liabilities as of September 30, 2019, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2020 (excluding the three months ended September 30, 2019)	$85
2021	115
2022	106
2023	64
2024	5
Total lease payments	375
Less imputed interest	(26)
Total	$349

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through 2022. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations for the three months ending September 30, 2019, was $17,000.

A summary analysis of annual undiscounted cash flows to be received on leases as of September 30, 2019, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2020 (excluding the three months ended September 30, 2019)	$37
2021	49
2022	32
Total lease payments	$118

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 7. BORROWINGS

As of September 30, 2019, the Company has no borrowings or long-term liabilities except for leases.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2020, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2019, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2019, the credit facility remains unutilized by the Company.

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid during fiscal year 2019 and for July 2019 through September 2019 and is authorized through December 2019, at which time it will be considered for continuation.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2019. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2019, and 2018, the Company repurchased 1,400 and 1,000 class A shares using cash of $3,000 and $2,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 4,000 options outstanding and exercisable at September 30, 2019, at a weighted average exercise price of $7.53. There were no options granted, exercised, or forfeited for the three months ended September 30, 2019, or 2018.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three months ended September 30, 2019. Stock-based compensation expense was $2,000 for the three months ended September 30, 2018. As of September 30, 2019, and 2018, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018
Net Loss	$(3,615)	$(1,232)
Less: Net Loss Attributable to Non-Controlling Interest	(48)	(83)
Net Loss Attributable to U.S. Global Investors, Inc.	$(3,567)	$(1,149)

Weighted average number of outstanding shares
Basic	15,130,235	15,144,884
Effect of dilutive securities
Employee stock options	-	-
Diluted	15,130,235	15,144,884

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic	$(0.24)	$(0.08)
Diluted	$(0.24)	$(0.08)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2019, and 2018, employee stock options for 4,000 were excluded from diluted EPS, respectively.

During the three months ended September 30, 2019, and 2018, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For U.S. federal income tax purposes at September 30, 2019, the Company has U.S. federal net operating loss carryovers of $7.7 million with $2.0 million and $2.7 million expiring in fiscal years 2035 and 2036, respectively, and $3.0 million with no expiration. Certain limitations apply to the utilization of net operating losses with no expiration, which were generated after fiscal year 2018. The Company has capital loss carryovers of $1.1 million with $744,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $40,000 with $19,000; $5,000; $11,000 and $5,000 expiring in fiscal years 2020, 2021, 2023, 2024, and 2025, respectively. For Canadian income tax purposes, USCAN has total net operating loss carryovers of $294,000 with $236,000 and $58,000 expiring in fiscal years 2039 and 2040, respectively, and capital loss carryovers of $75,000 with no expiration. Also for Canadian income tax purposes, Galileo has net operating loss carryovers of $600,000 with $101,000; $44,000; $120,000; $71,000; $124,000 and $140,000 expiring in fiscal years 2027, 2030, 2036, 2037, 2038 and 2039, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2019, and June 30, 2019, a valuation allowance of $2.8 million and $2.1 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Beginning Balance	$(206)	$1,858
Foreign currency translation adjustment, net of tax [1]	(13)	19
Reclassification as a result of adoption of accounting guidance [2]	-	(2,089)
Ending Balance	$(219)	$(212)

1.	Amounts include no tax expense or benefit.
2.

Effective July 1, 2018, upon the adoption of ASU 2016-01, the Company no longer has an available-for-sale category for equity securities for which changes in fair value are recognized in other comprehensive income (loss).

NOTE 12. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in three business segments: providing investment management services to USGIF, offshore clients and ETF clients; investment management services in Canada; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Investment Management Services - Canada	Corporate Investments	Consolidated
Three months ended September 30, 2019
Net operating revenues	$804	$100	$-	$904
Investment income (loss)	$-	$10	$(3,030)	$(3,020)
Loss from equity method investments	$-	$-	$(27)	$(27)
Other income	$21	$2	$-	$23
Loss before income taxes	$(587)	$(136)	$(3,116)	$(3,839)
Depreciation and amortization	$48	$2	$3	$53
Gross identifiable assets at September 30, 2019	$4,690	$1,695	$13,561	$19,946
Deferred tax asset				$91
Consolidated total assets at September 30, 2019				$20,037
Three months ended September 30, 2018
Net operating revenues	$1,044	$179	$-	$1,223
Investment loss	$-	$(6)	$(901)	$(907)
Loss from equity method investments	$-	$-	$(7)	$(7)
Other income	$5	$4	$-	$9
Loss before income taxes	$(405)	$(237)	$(946)	$(1,588)
Depreciation and amortization	$56	$2	$-	$58

Net operating revenues from investment management services includes operating revenues from USGIF of $683,000 and $878,000 for the three months ended September 30, 2019, and 2018, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $121,000 and $166,000 for the three months ended September 30, 2019, and 2018, respectively.

Net operating revenues from investment management services in Canada includes revenues from Galileo funds of $100,000 and $177,000 for the three months ended September 30, 2019, and 2018, respectively.

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

The Board has authorized a monthly dividend of $0.0025 per share through December 2019, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2019 is approximately $113,000.

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

Investment Management Services

The Company generates operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF” or the “Funds”). These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the asset levels of the Funds, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each Fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds.

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

At September 30, 2019, total assets under management, including USGIF and ETF clients, were $498.0 million versus $559.2 million at September 30, 2018, a decrease of 10.9 percent. During the three months ended September 30, 2019, average assets under management were $513.8 million versus $579.3 million during the three months ended September 30, 2018. Total assets under management as of period-end at September 30, 2019, including USGIF and ETF clients, were $498.0 million versus $510.1 million at June 30, 2019, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2019, and 2018:

	Changes in Assets Under Management
	Three Months Ended September 30, 2019
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$334,684	$90,921	$425,605
Market appreciation	5,411	397	5,808
Dividends and distributions	-	(308)	(308)
Net shareholder redemptions	(15,451)	(610)	(16,061)
Ending Balance	$324,644	$90,400	$415,044
Average investment management fee	0.97%	0.00%	0.76%
Average net assets	$343,475	$90,358	$433,833

	Changes in Assets Under Management
	Three Months Ended September 30, 2018
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$389,442	$106,231	$495,673
Market appreciation (depreciation)	(29,374)	160	(29,214)
Dividends and distributions	-	(302)	(302)
Net shareholder redemptions	(12,718)	(5,446)	(18,164)
Ending Balance	$347,350	$100,643	$447,993
Average investment management fee	0.98%	0.00%	0.77%
Average net assets	$366,078	$103,579	$469,657

As shown above, USGIF period-end assets under management were lower at September 30, 2019, compared to September 30, 2018. Also, average net assets for the three-month period in the current fiscal year were lower than the same period in the previous fiscal year. The three months ended September 30, 2019, had net market appreciation, primarily in the gold funds, compared to net market depreciation for the three months ended September 30, 2018, primarily in the natural resources and international equity funds. There were net shareholder redemptions for all periods shown, contributing to the decline in net assets.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 76 basis points for the three months ended September 30, 2019, and 77 basis points for the same period in the prior year. The average investment management fee for the equity funds was 97 basis points for the three months ended September 30, 2019, and 98 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was nil for both periods.

Investment Management Services - Canada

The Company owns a 65 percent controlling interest in the Canadian asset management firm Galileo. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the funds’ asset levels, thereby affecting income and results of operations.

On September 29, 2017, Galileo launched its first ETF, U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOGO), on the Toronto Stock Exchange. This ETF did not gain a profitable level of assets and was liquidated in September 2019.

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

At September 30, 2019, total Galileo assets under management were $21.4 million versus $41.3 million at September 30, 2018, a decrease of 48.2 percent. During the three months ended September 30, 2019, average assets under management were $27.0 million versus $44.3 million during the three months ended September 30, 2018. Total assets under management at September 30, 2019, were $21.4 million versus $30.0 million at June 30, 2019, the Company’s prior fiscal year end.

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

As of September 30, 2019, the Company held investments with a fair value of approximately $11.6 million and a cost basis of approximately $14.1 million. The fair value of these investments is 58.0 percent of the Company’s total assets. In addition, the Company held other investments which do not have readily determinable fair values of approximately $1.4 million and $279,000 in investments accounted for under the equity method of accounting.

Investments recorded at fair value were approximately $11.6 million at September 30, 2019, compared to approximately $15.2 million at June 30, 2019, the Company’s prior fiscal year end, which is a decrease of approximately $3.6 million. See Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2019, and 2018

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $3.6 million ($0.24 per share loss) for the three months ended September 30, 2019, compared with a net loss attributable to U.S. Global Investors, Inc. of $1.1 million ($0.08 per share loss) for the three months ended September 30, 2018, an increase in loss of approximately $2.4 million. The increase in loss is primarily due to increased unrealized investment losses and a decrease in operating revenues, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2019, decreased $319,000, or 26.1 percent, compared with the three months ended September 30, 2018. This decrease was primarily attributable to the following:

•	Advisory fees decreased by $310,000, or 26.5 percent, primarily as a result of lower assets under management. Advisory fees are comprised of two components: base management fees and performance fees.
•

Base management fees decreased $199,000. Base fees for USGIF and Galileo clients decreased as a result of lower average assets under management, primarily due to shareholder redemptions. ETF unitary management fees also decreased due to a decrease in ETF average assets under management.

•

Performance fees for USGIF paid out in the current period were $197,000 compared to $86,000 in fees paid out in the corresponding period in the prior year, a negative change of $111,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•

There were no performance fees for Galileo clients received in the current period or the corresponding period in the prior year. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks.

•	Administrative services fee revenue decreased by $9,000, or 17.0 percent, due to lower average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2019, decreased $187,000, or 9.8 percent, compared with the three months ended September 30, 2018. The change in operating expenses was primarily attributable to a decrease in general and administrative expenses of $107,000, or 10.6 percent, primarily due to decreased fund expenses, and a decrease in employee compensation and benefits expenses of $58,000, or 7.3 percent, primarily due to decreased salaries.

Other Income (Loss)

Total consolidated other loss for the three months ended September 30, 2019, increased $2.1 million, or 234.1 percent, compared with the three months ended September 30, 2018. The increase in loss was primarily due to the following factors:

•

Investment loss was $3.0 million for the three months ended September 30, 2019, compared to an investment loss of $907,000 for the three months ended September 30, 2018, a negative change of approximately $2.1 million. There were unrealized losses of $3.1 million in the current period. The same quarter in the prior year had unrealized losses of $951,000 and a $29,000 impairment loss. The majority of the unrealized loss in the current period was related to technology and cryptocurrency mining equity securities held in corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

There was a $27,000 loss from equity method investments for the three months ended September 30, 2019, compared to a $7,000 loss for the three months ended September 30, 2018, a negative change of $20,000. The equity method investment held during the three months ended September 30, 2019, is a different entity than the investment held during the same period in the prior fiscal year. However, both investments, in Galileo offerings, were concentrated in technology and cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax benefit of $224,000 was recorded for the three months ended September 30, 2019, compared to a tax benefit of $356,000 for the three months ended September 30, 2018. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the United States. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax benefit in the current quarter is primarily the result of a decrease in valuation of certain investments held by U.S. Global Investors (Canada) Limited, which decreased the related deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, the Company had net working capital (current assets minus current liabilities) of approximately $10.7 million and a current ratio (current assets divided by current liabilities) of 8.9 to 1. With approximately $2.6 million in cash and cash equivalents and approximately $10.9 million in unrestricted securities at fair value, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $18.0 million, with cash, cash equivalents, and unrestricted marketable securities comprising 67.4 percent of total assets. Approximately $1.2 million in cash in Galileo is included in the amounts above.

As of September 30, 2019, the Company has no borrowings or long-term liabilities except for leases. The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2020, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2019, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2019, the credit facility remains unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2020, and management anticipates that the contracts will be renewed. The investment advisory contracts between the Company and the ETFs expire in September 2020, and management anticipates that the contracts will be renewed. Galileo’s investment management agreement with the Canadian registered mutual funds may be terminated each September 30 with a 180-day prior notice of unitholders’ resolution. Galileo’s advisory agreements with other advisory clients can be terminated upon 30-day written notice.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2019, but may be suspended or discontinued at any time. Cash and unrestricted marketable securities of approximately $13.5 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2019.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three months ended September 30, 2019, and 2018, the Company realized a decrease in its USGIF base advisory fee of $197,000 and $86,000, respectively, due to these performance adjustments.

Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Galileo recorded no performance fees from these clients for the three months ended September 30, 2019, or September 30, 2018. The receipt of performance fees in the future is uncertain as the fees are dependent upon many factors, including market conditions.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of September 30, 2019, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at September 30, 2019	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change
Securities at fair value ¹	$11,625	25% increase	$14,531
		25% decrease	$8,719

[1]	Unrealized and realized gains and losses on securities at fair value are included in earnings in the Consolidated Statements of Operations.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A significant portion of securities at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at approximately $1.8 million at September 30, 2019. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is still considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant continued volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

In addition to the securities at fair value shown in the table above, the Company has an equity method investment in Galileo Technology and Blockchain LP valued at approximately $279,000 as of September 30, 2019. As discussed further in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Galileo Technology and Blockchain LP, a Canadian limited partnership managed by Galileo, has investments concentrated in technology and cryptocurrency mining stocks. As noted above, exposure to the cryptocurrency industry may result in volatility in the valuation of this investment. Under the equity method, the Company’s proportional share of the LP’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by expenses, is recognized in the Company’s earnings. The potential significant volatility the valuation of the LP’s investments could cause the its net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

Foreign currency risk

The Company’s subsidiary Galileo conducts its business in Canada. Galileo’s foreign currency financial statements are translated into U.S. dollars in the financial statement consolidation process. Adverse changes in foreign currency exchange rates would lower the carrying value of Galileo’s assets and reduce its results in the consolidated U.S. financial statements. For the three months ended September 30, 2019, Galileo represented 11.1 percent of net operating revenues and 3.5 percent of consolidated loss before income taxes, and at September 30, 2019, represented 8.5 percent of total assets (see Note 12, Financial Information by Business Segment, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q). Certain corporate investments, including the Company’s equity method investment, are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2019.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2019. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-19 to 07-31-19	400	$1	$1.64	400	$2,740
08-01-19 to 08-31-19	-	-	$-	-	$2,740
09-01-19 to 09-30-19	1,000	2	$1.90	1,000	$2,738
Total	1,400	$3	$1.83	1,400

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 7, 2019	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 7, 2019	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer