Form 10-Q
period 2019-12-31
U S GLOBAL INVESTORS INC
filed 2020-02-11
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2019

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

On January 28, 2020, there were 13,866,811 shares of Registrant’s class A nonvoting common stock issued and 13,060,985 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,737 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2019	June 30, 2019
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$1,796	$1,466
Restricted cash	1,025	1,025
Investments in securities at fair value	6,513	8,021
Accounts and other receivables	505	308
Note receivable	-	199
Prepaid expenses	367	293
Total assets held related to discontinued operations	1,440	1,780
Total Current Assets	11,646	13,092

Net Property and Equipment	1,606	1,708

Other Assets
Deferred tax asset, long term	110	-
Investments in securities at fair value, non-current	3,509	7,166
Other investments	1,488	1,404
Equity method investments	256	309
Right of use assets	117	-
Other assets, non-current	80	64
Total Other Assets	5,560	8,943
Total Assets	$18,812	$23,743
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$36	$31
Accrued compensation and related costs	275	311
Dividends payable	113	113
Lease liability, short-term	49	-
Other accrued expenses	590	496
Total liabilities held related to discontinued operations	394	481
Total Current Liabilities	1,457	1,432

Long-Term Liabilities
Deferred tax liability	-	133
Lease liability, long-term	68	-
Total Long-Term Liabilities	68	133
Total Liabilities	1,525	1,565

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,811 shares and 13,866,751 shares at December 31, 2019, and June 30, 2019, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,737 shares and 2,068,797 shares at December 31, 2019, and June 30, 2019, respectively	52	52
Additional paid-in-capital	15,638	15,646
Treasury stock, class A shares at cost; 805,826 shares and 804,959 shares at December 31, 2019, and June 30, 2019, respectively	(1,888)	(1,888)
Accumulated other comprehensive income (loss), net of tax	(205)	(206)
Retained earnings	2,964	7,761
Total U.S. Global Investors Inc. Shareholders’ Equity	16,908	21,712
Non-Controlling Interest in Subsidiary	379	467
Total Shareholders’ Equity	17,287	22,179
Total Liabilities and Shareholders’ Equity	$18,812	$23,744

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Operating Revenues
Advisory fees	$1,602	$1,741	$842	$750
Administrative services fees	89	96	45	43
	1,691	1,837	887	793
Operating Expenses
Employee compensation and benefits	1,345	1,470	633	788
General and administrative	1,349	1,480	663	766
Advertising	74	80	51	40
Depreciation and amortization	102	110	51	55
	2,870	3,140	1,398	1,649
Operating Loss	(1,179)	(1,303)	(511)	(856)
Other Income (Loss)
Investment loss	(3,481)	(4,331)	(451)	(3,430)
Loss from equity method investments	(55)	(55)	(28)	(48)
Other income	61	19	39	15
	(3,475)	(4,367)	(440)	(3,463)
Loss from Continuing Operations Before Income Taxes	(4,654)	(5,670)	(951)	(4,319)
Provision for Income Taxes
Tax benefit	(249)	(1,100)	(25)	(744)
Loss from Continuing Operations	(4,405)	(4,570)	(926)	(3,575)
Discontinued Operations
Income (loss) from discontinued operations of investment management services in Canada before income taxes	(253)	334	(117)	571
Tax expense	-	11	-	11
Income (Loss) from Discontinued Operations	(253)	323	(117)	560
Net Loss	(4,658)	(4,247)	(1,043)	(3,015)
Less: Net Income (Loss) Attributable to Non-Controlling Interest from Discontinued Operations	(88)	113	(40)	196
Net Loss Attributable to U.S. Global Investors, Inc.	$(4,570)	$(4,360)	$(1,003)	$(3,211)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Loss from continuing operations	$(0.29)	$(0.30)	$(0.06)	$(0.24)
Income (loss) from discontinued operations	$(0.01)	$0.01	$-	$0.03
Net loss	$(0.30)	$(0.29)	$(0.06)	$(0.21)
Diluted Net Income (Loss) per Share
Loss from continuing operations	$(0.29)	$(0.30)	$(0.06)	$(0.24)
Income (loss) from discontinued operations	$(0.01)	$0.01	$-	$0.03
Net loss	$(0.30)	$(0.29)	$(0.06)	$(0.21)

Basic weighted average number of common shares outstanding	15,129,674	15,145,293	15,129,114	15,145,702
Diluted weighted average number of common shares outstanding	15,129,674	15,145,293	15,129,114	15,145,702

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2019	2018	2019	2018
Net Loss Attributable to U.S. Global Investors, Inc.	$(4,570)	$(4,360)	$(1,003)	$(3,211)
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustment	1	(48)	18	(75)
Comprehensive Loss	(4,569)	(4,408)	(985)	(3,286)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	-	(21)	4	(29)
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(4,569)	$(4,387)	$(989)	$(3,257)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2019 (13,866,751 shares of class A; 2,068,797 shares of class C)	$347	$52	$15,646	$(1,888)	$(206)	$7,761	$467	$22,179
Purchases of 3,400 shares of Common Stock (class A)	-	-	-	(6)	-	-	-	(6)
Issuance of stock under ESPP of 733 shares of Common Stock (class A)	-	-	-	2	-	-	-	2
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(227)	-	(227)
Stock bonuses	-	-	(2)	4	-	-	-	2
Stock-based compensation expense	-	-	(6)	-	-	-	-	(6)
Other comprehensive income, net of tax	-	-	-	-	1	-	-	1
Net loss	-	-	-	-	-	(4,570)	(88)	(4,658)
Balance at December 31, 2019 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,638	$(1,888)	$(205)	$2,964	$379	$17,287

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,650	$(1,878)	$1,858	$9,513	$518	$26,060
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	-	-	-	-	(2,089)	2,089	-	-
Balance at July 1, 2018	347	52	15,650	(1,878)	(231)	11,602	518	26,060
Purchases of 12,000 shares of Common Stock (class A)	-	-	-	(15)	-	-	-	(15)
Issuance of stock under ESPP of 1,491 shares of Common Stock (class A)	-	-	(1)	4	-	-	-	3
Dividends declared	-	-	-	-	-	(227)	-	(227)
Stock bonuses	-	-	(2)	4	-	-	-	2
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive loss, net of tax	-	-	-	-	(27)	-	(21)	(48)
Net income (loss)	-	-	-	-	-	(4,360)	113	(4,247)
Balance at December 31, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,649	$(1,885)	$(258)	$7,015	$610	$21,530

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at September 30, 2019 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,645	$(1,888)	$(219)	$4,080	$415	$18,432
Purchases of 2,000 shares of Common Stock (class A)	-	-	-	(3)	-	-	-	(3)
Issuance of stock under ESPP of 419 shares of Common Stock (class A)	-	-	-	1	-	-	-	1
Dividends declared	-	-	-	-	-	(113)	-	(113)
Stock bonuses	-	-	(1)	2	-	-	-	1
Stock-based compensation expense	-	-	(6)	-	-	-	-	(6)
Other comprehensive income, net of tax	-	-	-	-	14	-	4	18
Net loss	-	-	-	-	-	(1,003)	(40)	(1,043)
Balance at December 31, 2019 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,638	$(1,888)	$(205)	$2,964	$379	$17,287

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at September 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,651	$(1,876)	$(212)	$10,453	$443	$24,858
Purchases of 11,000 shares of Common Stock (class A)	-	-	-	(13)	-	-	-	(13)
Issuance of stock under ESPP of 863 shares of Common Stock (class A)	-	-	(1)	2	-	-	-	1
Dividends declared	-	-	-	-	-	(227)	-	(227)
Stock bonuses	-	-	(1)	2	-	-	-	1
Other comprehensive loss, net of tax	-	-	-	-	(46)	-	(29)	(75)
Net income (loss)	-	-	-	-	-	(3,211)	196	(3,015)
Balance at December 31, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,649	$(1,885)	$(258)	$7,015	$610	$21,530

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,658)	$(4,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102	110
Net recognized loss on securities	-	86
Net loss from equity method investment	55	55
Net (income) loss from discontinued operations, net of tax	253	(323)
Foreign currency transaction loss	-	22
Provision for deferred taxes	(249)	(1,077)
Stock bonuses	2	2
Stock-based compensation expense	-	2
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	2	771
Prepaid expenses and other assets	(207)	(66)
Investment securities	5,064	4,374
Accounts payable and accrued expenses	180	(393)
Total adjustments	5,202	3,563
Net cash provided by (used in) operating activities	544	(684)
Cash Flows from Investing Activities:
Purchase of equity method investment	-	(230)
Proceeds on sale of equity method investment	-	230
Return of capital on investments	17	20
Net cash provided by investing activities	17	20
Cash Flows from Financing Activities:
Issuance of common stock	2	3
Repurchases of common stock	(6)	(15)
Dividends paid	(227)	(227)
Net cash used in financing activities	(231)	(239)
Net increase (decrease) in cash, cash equivalents, and restricted cash	330	(903)
Beginning cash, cash equivalents, and restricted cash	2,491	5,766
Ending cash, cash equivalents, and restricted cash	$2,821	$4,863

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$119

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

Galileo is consolidated with the operations of the Company. The non-controlling interest in this subsidiary is included in “Non-Controlling Interest in Subsidiary” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Lisa Callicotte, CFO, serve as directors of Galileo. The Company has entered into a binding letter of intent to sell its shares in Galileo. See Note 2 below for further information. Results of operations of Galileo are presented in the consolidated financial statements as discontinued operations.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 3 and 4. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.3 million at December 31, 2019, and $8.8 million at June 30, 2019.

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the six months ended December 31, 2019, are not necessarily indicative of the results to be expected for the entire year.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report.

Recent Accounting Pronouncements and Developments

Accounting Pronouncements Adopted During the Period

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several amendments (collectively, “ASU 2016-02”), which replaces existing lease accounting guidance. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet by recording a lease asset and a lease liability. The new standard also requires enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing agreements. The new guidance was effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company elected the transition method at the adoption date of July 1, 2019, whereby it initially applied the new standard at the adoption date, versus at the beginning of the earliest period presented. Upon adoption, the Company elected the package of transition practical expedients which would allow the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient to not separate lease components from nonlease components for all except real estate leases. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheets and will recognize related lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company’s current leases are primarily for equipment and for office space for the Canadian subsidiary. The adoption resulted in a gross up in total assets and total liabilities on the Company’s Consolidated Balance Sheets. Upon adoption on July 1, 2019, the Company's total assets and total liabilities increased by less than $400,000.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allowed entities the option to reclassify tax effects resulting from recording the effects of the Tax Cuts and Jobs Act enacted in December 2017 from accumulated other comprehensive income to retained earnings. The guidance was effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this standard on July 1, 2019, with no impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and has subsequently issued several amendments (collectively, “ASU 2016-13”). ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 will be effective for smaller reporting companies, including U.S. Global, for fiscal years beginning after December 15, 2022. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. The new guidance in ASU 2019-04 on recognizing and measuring financial instruments will be effective for smaller reporting companies, including U.S. Global, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. If an entity has adopted all of the amendments to ASU 2016-01, it is permitted to early adopt the new guidance. The Company does not believe the adoption of this new amendment will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

The Company is the lessor of certain areas of its owned office building under operating leases. The Company determines if a contract is a lease or contains a lease at inception. The Company elected not to separate lease and related non-lease components and account for the combined component as an operating lease.

NOTE 2. DISCONTINUED OPERATIONS

USCAN entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, will repurchase all of its common shares owned by USCAN for $1.0 million (Canadian). The transaction is subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. It is anticipated that the transaction will close on or about March 2, 2020. After the transaction, the Company will have no continuing involvement with the operations of Galileo, except for an equity method investment in a fund managed by Galileo. See further information on this equity method investment in Note 3, Investments.

The results of Galileo are reflected as “discontinued operations” in the Consolidated Statements of Operations and are therefore, excluded from continuing operations results. Comparative periods shown in the Consolidated Financial Statements have been adjusted to conform to this presentation. Operations of Galileo had previously been presented as the separate business segment of Investment Management Services – Canada.

The components of assets and liabilities classified as discontinued operations were as follows:

(dollars in thousands)	December 31, 2019	June 30, 2019
Assets
Cash and cash equivalents	$1,078	$1,482
Accounts and other receivables	67	200
Prepaid expenses	47	52
Net property and equipment	33	38
Right of use assets	207	-
Other assets, non-current	8	8
Total assets held related to discontinued operations	$1,440	$1,780
Liabilities
Accounts payable	$42	$135
Accrued compensation and related costs	-	84
Lease liability, short-term	54	-
Other accrued expenses	142	262
Lease liability, long-term	156	-
Total liabilities held related to discontinued operations	$394	$481

The components of income (loss) from discontinued operations were as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2019	2018	2019	2018
Revenues
Advisory fees	$185	$1,185	$85	$1,005
	185	1,185	85	1,005
Expenses
Employee compensation and benefits	54	301	26	185
General and administrative	383	581	166	284
Depreciation and amortization	5	5	3	3
	442	887	195	472
Other Income (Loss)
Investment income (loss)	3	30	(7)	36
Other income	1	6	-	2
	4	36	(7)	38
Income (loss) from discontinued operations of investment management services in Canada before income taxes	(253)	334	(117)	571
Tax expense	-	11	-	11
Income (loss) from discontinued operations of investment management services in Canada	(253)	323	(117)	560
Less: net income (loss) attributable to non-controlling interest from discontinued operations	(88)	113	(40)	196
Net income (loss) attributable to U.S. Global Investors, Inc. from discontinued operations of investment management services in Canada	$(165)	$210	$(77)	$364

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees, which are included in advisory fees in the table above, are recognized when it is determined that they are no longer probable of significant reversal. Galileo recorded no performance fees from these clients for the three and six months ended December 31, 2019, and $870,000 from these clients for three and six months ended December 31, 2018. Prior to November 2018, performance fees were typically recognized on an annual basis at calendar year-end. Due to changes in funds managed and new agreements in the second quarter of fiscal year 2019, these fees are recognized on a quarterly basis. The receipt of performance fees in the future is uncertain as the fees are dependent upon many factors, including market conditions. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed (recovered) was ($20,000) and $20,000 for the three and six months ended December 31, 2019, and $45,000 and $161,000 for the three and six months ended December 31, 2018, respectively.

Galileo has leases for office equipment that expire in fiscal years 2023 and 2024 and for office facilities that expire in fiscal 2023. See further information on these leases in Note 7, Leases.

Galileo files a separate tax return in Canada. Galileo has net operating loss carryovers of $737,000 expiring between fiscal years 2027 and 2039. At December 31, 2019, and June 30, 2019, a valuation allowance for Galileo of $257,000 and $183,000, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 3. INVESTMENTS

As of December 31, 2019, the Company held investments in securities at fair value totaling approximately $10.0 million with a cost basis of approximately $13.1 million. The fair value of these investments is 53.3 percent of the Company’s total assets at December 31, 2019. In addition, the Company held other investments of approximately $1.5 million and investments of approximately $256,000 accounted for under the equity method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of December 31, 2019, and June 30, 2019.

	December 31, 2019
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$(2,892)	$2,749
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	6,513	-	6,513
Mutual funds - Domestic equity	929	(169)	760
Total securities at fair value	$13,128	$(3,106)	$10,022

	June 30, 2019
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$790	$6,431
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	8,025	(4)	8,021
Mutual funds - Domestic equity	929	(194)	735
Total securities at fair value	$14,640	$547	$15,187

Included in the above table was $7.3 million and $8.8 million as of December 31, 2019, and June 30, 2019, respectively, at fair value invested in USGIF.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on securities at fair value;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale debt securities;
•	impairments and observable price changes on equity investments without readily determinable fair values; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings from continuing operations:

	Six Months Ended		Three Months Ended
(dollars in thousands)	December 31,		December 31,
Investment Loss	2019	2018	2019	2018
Unrealized losses on fair valued securities	$(3,653)	$(4,374)	$(591)	$(3,423)
Unrealized gains on equity securities without readily determinable fair values	100	-	100	-
Realized gains (losses) on sales of fair valued securities	-	-	-	-
Realized foreign currency gains (losses)	-	(44)	1	(57)
Impairments in equity investments without readily determinable fair values	-	(86)	-	(57)
Dividend and interest income	72	173	39	107
Total Investment Loss	$(3,481)	$(4,331)	$(451)	$(3,430)

The three and six months ended December 31, 2019, included approximately $491,000 and $3.6 million of net unrealized losses recognized on equity securities still held at December 31, 2019.

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

The following presents fair value measurements, as of December 31, 2019, and June 30, 2019, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	December 31, 2019
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$2,216	$533	$-	$2,749
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	6,513	-	-	6,513
Mutual funds - Domestic equity	760	-	-	760
Total securities at fair value	$9,489	$533	$-	$10,022

	June 30, 2019
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$5,599	$832	$-	$6,431
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	8,021	-	-	8,021
Mutual funds - Domestic equity	735	-	-	735
Total securities at fair value	$14,355	$832	$-	$15,187

As of December 31, 2019, and June 30, 2019, 95 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and 5 percent as Level 2.

The Company has an investment in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment was valued at approximately $731,000 at December 31, 2019, and $3.6 million at June 30, 2019. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. The Company’s direct ownership of HIVE was approximately 3.1 percent as of December 31, 2019. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at December 31, 2019. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $1.2 million at December 31, 2019, of which $788,000 was classified as Level 1 and $440,000 was classified as Level 2 in the fair value hierarchy. The investment was valued at approximately $1.1 million at June 30, 2019, of which $377,000 was classified as Level 1 and $675,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 is restricted for resale due to escrow provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. Shares will be released from escrow in April 2020. The shares are subject to Canadian securities regulations. The Company’s ownership of Thunderbird was approximately 2.5 percent as of December 31, 2019. Frank Holmes serves on the board of this company as a director and held options at December 31, 2019.

The Company has an investment in GoldSpot Discoveries Corp. (“GoldSpot”), a technology company headquartered and traded in Canada which leverages machine learning in natural resource exploration. The investment was valued at approximately $743,000 at December 31, 2019, of which $696,000 was classified as Level 1 and $47,000 was classified as Level 2 in the fair value hierarchy. The investment was valued at approximately $1.7 million at June 30, 2019, of which $1.6 million was classified as Level 1 and $157,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 is restricted for resale due to escrow and regulatory provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. Shares will be released from escrow in February 2020 and August 2020. The shares are subject to Canadian securities regulations. The Company’s ownership of GoldSpot was approximately 7.5 percent as of December 31, 2019. Frank Holmes serves on the board of this company as independent chairman and held common stock and options at December 31, 2019.

Other Investments

The carrying value of equity securities without readily determinable fair values was approximately $1.5 million and $1.4 million as of December 31, 2019, and June 30, 2019, respectively.

The carrying value of equity securities without readily determinable fair values has been adjusted as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2019	2018	2019	2018
Carrying amount, beginning of period	$1,404	$2,207	$1,396	$2,168
Adjustments:
Reclassification to securities at fair value	-	(1,499)	-	(1,499)
Impairments	-	(86)	-	(57)
Other downward adjustments	(16)	(20)	(8)	(10)
Upward adjustments	100	-	100	-
Carrying amount, end of period	$1,488	$602	$1,488	$602

Cumulative impairment adjustments to all equity securities without readily determinable fair values total $251,000 since their respective acquisitions through December 31, 2019. The cumulative amount of other downward adjustments, which primarily consist of return of capital distributions, is $669,000, which includes $8,000 and $16,000 for the three and six months ended December 31, 2019, respectively. The cumulative amount of upward adjustments is $717,000 through December 31, 2019, which includes $100,000 in the three months and six months ended December 31, 2019.

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

During fiscal year 2018, the Company, through USCAN, invested approximately $401,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. The fund reorganized in a taxable transaction into a limited partnership effective November 30, 2018, and the fund terminated. See further discussion below. During the period of ownership, the Company’s ownership ranged between approximately 20 and 25 percent, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income (loss) for the three and six months ended December 31, 2018, is ($43,000) and ($50,000), respectively, of equity method loss for the Galileo Technology and Blockchain Fund. Frank Holmes also directly held an investment in the fund. This fund had a concentration in technology and blockchain companies, which resulted in volatility in the fund’s valuation.

As noted above, the Galileo Technology and Blockchain Fund reorganized into a limited partnership effective November 30, 2018. The investment portfolio and unitholders’ interests of the Galileo Technology and Blockchain Fund and the Galileo Partners Fund transferred to the new entity, named Galileo Technology and Blockchain LP. The valuation of the Company’s investment in the Galileo Technology and Blockchain Fund as of November 30, 2018, of approximately $230,000 transferred to the Galileo Technology and Blockchain LP. The Company owns approximately 20 percent of the LP as of December 31, 2019, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three and six months ended December 31, 2019, is ($28,000) and ($55,000) of equity method loss for this investment. Included in other income (loss) for the three and six months ended December 31, 2018, is ($5,000) and ($5,000) of equity method loss for this investment. The Company’s investment in the LP was valued at approximately $256,000 at December 31, 2019. Frank Holmes also directly held an investment in the LP as of December 31, 2019. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2019	2018	2019	2018
USGIF advisory fees	$1,660	$1,684	$824	$773
USGIF performance fees paid	(312)	(262)	(115)	(176)
ETF advisory fees	254	319	133	153
Total Advisory Fees	1,602	1,741	842	750
USGIF administrative services fees	89	96	45	43
Total Operating Revenue	$1,691	$1,837	$887	$793

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2020. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and six months ended December 31, 2019, were $122,000 and $266,000, respectively, compared with $212,000 and $377,000, respectively, for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

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

As of December 31, 2019, the Company had $329,000 in receivables from fund clients, of which $281,000 was from USGIF and $48,000 from ETFs. As of June 30, 2019, the Company had $201,000 in receivables from fund clients, of which $159,000 was from USGIF and $42,000 from ETFs.

NOTE 5. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	December 31, 2019	June 30, 2019
Cash and cash equivalents	$1,796	$1,466
Restricted cash	1,025	1,025
Total cash, cash equivalents, and restricted cash	$2,821	$2,491

NOTE 6. NOTES RECEIVABLE

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

NOTE 7. LEASES

The Company has lease agreements on a continuing operations basis for office equipment and real estate in Canada that expire between fiscal years 2020 and 2023. Lease expense included in continuing operations totaled $38,000 and $76,000 for the three and six months ended December 31, 2019, and $46,000 and $96,000 for the three and six months ended December 31, 2018, respectively.

The Company’s subsidiary Galileo, which is classified as discontinued operations as described in Note 2, has lease agreements for office equipment that expire in fiscal years 2021 and 2024 and for office facilities that expire in fiscal 2023. Lease expense included in discontinued operations totaled $29,000 and $60,000 for the three and six months ended December 31, 2019, and $27,000 and $54,000 for the three and six months ended December 31, 2018, respectively.

For continuing operations, the components of lease expense included in general and administrative expense on the Consolidated Statements of Operations and qualitative information concerning the Company’s operating leases were as follows:

	Six Months Ended	Three Months Ended
	December 31,	December 31,
(dollars in thousands)	2019	2019
Operating lease cost	$26	$13
Short-term lease cost	50	25
Total lease cost	$76	$38

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$26	$13

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$141	$-

Weighted-average remaining lease term (in years)	2.33
Weighted-average discount rate	4.11%

Maturities of lease liabilities from continuing operations as of December 31, 2019, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2020 (excluding the six months ended December 31, 2019)	$26
2021	53
2022	44
Total lease payments	123
Less imputed interest	(6)
Total	$117

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2023. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations for the three and six months ending December 31, 2019, was $24,000 and $41,000, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $8,000 and $0 at December 31, 2019, and June 30, 2019, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of December 31, 2019, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2020 (excluding the six months ended December 31, 2019)	$32
2021	97
2022	81
2023	34
Total lease payments	$244

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 8. BORROWINGS

As of December 31, 2019, the Company has no borrowings or long-term liabilities except for lease obligations.

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2020, and the Company intends to renew annually. The credit facility is collateralized by $1 million at December 31, 2019, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2019, the credit facility remains unutilized by the Company.

NOTE 9. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid during fiscal year 2019 and for July 2019 through December 2019 and is authorized through March 2020, at which time it will be considered for continuation.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2020. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and six months ended December 31, 2019, the Company repurchased 2,000 and 3,400 class A shares using cash of $3,000 and $6,000, respectively. For the three and six months ended December 31, 2018, the Company repurchased 11,000 and 12,000 class A shares using cash of $13,000 and $15,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at December 31, 2019, at a weighted average exercise price of $2.74. There were no options granted or exercised for the three or six months ended December 31, 2019. There were 2,000 options that were forfeited during the three and six months ended December 31, 2019. There were no options granted, exercised, or forfeited for the three or six months ended December 31, 2018.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three and six months ended December 31, 2019. Stock-based compensation expense was $0 and $2,000 for the three and six months ended December 31, 2018. As of December 31, 2019, and 2018, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 10. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Loss from Continuing Operations	$(4,405)	$(4,570)	$(926)	$(3,575)

Income (Loss) from Discontinued Operations	(253)	323	(117)	560
Less: Net Income (Loss) Attributable to Non-Controlling Interest from Discontinued Operations	(88)	113	(40)	196
Net Income (Loss) Attributable from Discontinued Operations to U.S. Global Investors, Inc.	(165)	210	(77)	364
Net Loss Attributable to U.S. Global Investors, Inc.	$(4,570)	$(4,360)	$(1,003)	$(3,211)

Weighted average number of outstanding shares
Basic	15,129,674	15,145,293	15,129,114	15,145,702
Effect of dilutive securities
Employee stock options	-	-	-	-
Diluted	15,129,674	15,145,293	15,129,114	15,145,702

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Loss from continuing operations	$(0.29)	$(0.30)	$(0.06)	$(0.24)
Net income (loss) from discontinued operations	$(0.01)	$0.01	$-	$0.03
Net loss	$(0.30)	$(0.29)	$(0.06)	$(0.21)
Diluted Net Income (Loss) per Share
Loss from continuing operations	$(0.29)	$(0.30)	$(0.06)	$(0.24)
Income (loss) from discontinued operations	$(0.01)	$0.01	$-	$0.03
Net loss	$(0.30)	$(0.29)	$(0.06)	$(0.21)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and six months ended December 31, 2019, employee stock options for 2,000 were excluded from diluted EPS. For the three and six months ended December 31, 2018, employee stock options for 4,000 were excluded from diluted EPS.

During the three and six months ended December 31, 2019, and 2018, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 11. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. See income tax information for Galileo in Note 2, Discontinued Operations. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

For U.S. federal income tax purposes at December 31, 2019, the Company has U.S. federal net operating loss carryovers of $8.3 million with $2.0 million and $2.7 million expiring in fiscal years 2035 and 2036, respectively, and $3.6 million with no expiration. Certain limitations apply to the utilization of net operating losses with no expiration, which were generated after fiscal year 2018. The Company has capital loss carryovers of $1.1 million with $728,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $55,000 with $19,000; $5,000; $10,000; $5,000 and $16,000 expiring in fiscal years 2020, 2021, 2023, 2024, and 2025, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

For Canadian income tax purposes, USCAN has total net operating loss carryovers of $354,000 with $236,000 and $118,000 expiring in fiscal years 2039 and 2040, respectively, and capital loss carryovers of $75,000 with no expiration.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At December 31, 2019, and June 30, 2019, a valuation allowance of $2.7 million and $1.9 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2019	2018	2019	2018
Beginning Balance	$(206)	$1,858	$(219)	$(212)
Foreign currency translation adjustment, net of tax [1]	1	(27)	14	(46)
Reclassification as a result of adoption of accounting guidance [2]	-	(2,089)	-	-
Ending Balance	$(205)	$(258)	$(205)	$(258)

1.	Amounts include no tax expense or benefit.
2.

Effective July 1, 2018, upon the adoption of ASU 2016-01, the Company no longer has an available-for-sale category for equity securities for which changes in fair value are recognized in other comprehensive income (loss).

NOTE 13. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments on a continuing operations basis: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The former segment of investment management services in Canada is discussed in Note 2, Discontinued Operations. The following schedule details total revenues and income for continuing operations by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Six months ended December 31, 2019
Net operating revenues	$1,691	$-	$1,691
Investment loss	$-	$(3,481)	$(3,481)
Loss from equity method investments	$-	$(55)	$(55)
Other income	$61	$-	$61
Loss from continuing operations before income taxes	$(1,000)	$(3,654)	$(4,654)
Depreciation and amortization	$96	$6	$102
Gross identifiable assets at December 31, 2019	$5,207	$12,055	$17,262
Total assets held related to discontinued operations			$1,440
Deferred tax asset			$110
Consolidated total assets at December 31, 2019			$18,812
Six months ended December 31, 2018
Net operating revenues	$1,837	$-	$1,837
Investment loss	$-	$(4,331)	$(4,331)
Loss from equity method investments	$-	$(55)	$(55)
Other income	$19	$-	$19
Loss from continuing operations before income taxes	$(1,211)	$(4,459)	$(5,670)
Depreciation and amortization	$110	$-	$110
Three months ended December 31, 2019
Net operating revenues	$887	$-	$887
Investment loss	$-	$(451)	$(451)
Loss from equity method investments	$-	$(28)	$(28)
Other income	$39	$-	$39
Loss from continuing operations before income taxes	$(413)	$(538)	$(951)
Depreciation and amortization	$48	$3	$51
Three months ended December 31, 2018
Net operating revenues	$793	$-	$793
Investment loss	$-	$(3,430)	$(3,430)
Loss from equity method investments	$-	$(48)	$(48)
Other income	$15	$-	$15
Loss from continuing operations before income taxes	$(805)	$(3,514)	$(4,319)
Depreciation and amortization	$55	$-	$55

Net operating revenues from investment management services includes operating revenues from USGIF of $754,000 and $1.4 million, respectively, for the three and six months ended December 31, 2019, and $640,000 and $1.5 million, respectively, for the three and six months ended December 31, 2018. Net operating revenues from investment management services also include operating revenues from ETF clients of $133,000 and $254,000, respectively, for the three and six months ended December 31, 2019, and $153,000 and $319,000, respectively, for the three and six months ended December 31, 2018.

NOTE 14. CONTINGENCIES AND COMMITMENTS

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

The Board has authorized a monthly dividend of $0.0025 per share through March 2020, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2020 is approximately $113,000.

As discussed in Note 2, Discontinued Operations, the Company has a binding letter of intent to sell its 65-percent ownership in Galileo. It is anticipated that the transaction will close on or about March 2, 2020. The Company will continue to record its 65 percent interest of Galileo operations, which may include operational losses, until the close of the transaction.

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

BUSINESS SEGMENTS

The Company, with principal operations located in San Antonio, Texas, manages two business segments on a continuing operations basis: (1) the Company offers a broad range of investment management products and services to meet the needs of individual and institutional investors, and (2) the Company invests for its own account in an effort to add growth and value to its cash position.

Prior to December 31, 2019, the Company also reported a business segment for investment management services in Canada. The Company, through its Canadian subsidiary U.S. Global Investors (Canada) Limited (“USCAN”), owns a 65 percent controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), which offers investment management products and services in Canada. USCAN entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, will purchase back all of its common shares owned by the USCAN for $1.0 million (Canadian). The transaction is subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. It is anticipated that the transaction will close on or about March 2, 2020. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information on the pending transaction. The Company will continue to record its 65 percent interest of Galileo operations, which may include operational losses, until the close of the transaction. At December 31, 2019, total Galileo assets under management were $16.9 million versus $31.5 million at December 31, 2018, a decrease of 46.3 percent. During the six months ended December 31, 2019, average assets under management were $22.9 million versus $39.8 million during the six months ended December 31, 2018. Total assets under management at December 31, 2019, were $16.9 million versus $30.0 million at June 30, 2019, the Company’s prior fiscal year end.

The following is a brief discussion of the Company’s business segments included in continuing operations.

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

At December 31, 2019, total assets under management, including USGIF and ETF clients, were $543.6 million versus $504.0 million at December 31, 2018, an increase of 7.9 percent. During the six months ended December 31, 2019, average assets under management were $510.7 million versus $550.8 million during the six months ended December 31, 2018. Total assets under management as of period-end at December 31, 2019, including USGIF and ETF clients, were $543.6 million versus $510.1 million at June 30, 2019, the Company’s prior fiscal year end.

The following tables summarize the changes in assets under management for USGIF for the three and six months ended December 31, 2019, and 2018:

	Changes in Assets Under Management
	Six Months Ended December 31,
	2019			2018
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$334,684	$90,921	$425,605	$389,442	$106,231	$495,673
Market appreciation (depreciation)	43,326	728	44,054	(54,893)	680	(54,213)
Dividends and distributions	(2,973)	(603)	(3,576)	(20,774)	(626)	(21,400)
Net shareholder redemptions	(19,768)	(5,304)	(25,072)	(3,611)	(9,081)	(12,692)
Ending Balance	$355,269	$85,742	$441,011	$310,164	$97,204	$407,368

Average investment management fee	0.97%	0.02%	0.77%	0.97%	0.01%	0.75%
Average net assets	$336,917	$89,559	$426,476	$343,473	$101,557	$445,030

	Changes in Assets Under Management
	Three Months Ended December 31,
	2019			2018
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$324,644	$90,400	$415,044	$347,350	$100,643	$447,993
Market appreciation (depreciation)	37,915	331	38,246	(25,520)	521	(24,999)
Dividends and distributions	(2,973)	(295)	(3,268)	(20,774)	(324)	(21,098)
Net shareholder purchases (redemptions)	(4,317)	(4,694)	(9,011)	9,108	(3,636)	5,472
Ending Balance	$355,269	$85,742	$441,011	$310,164	$97,204	$407,368

Average investment management fee	0.98%	0.04%	0.78%	0.96%	0.00%	0.73%
Average net assets	$330,360	$88,759	$419,119	$320,867	$99,536	$420,403

As shown above, USGIF period-end assets under management were higher at December 31, 2019, compared to December 31, 2018. However, average net assets for the three-month period in the current fiscal year were slightly lower than the same period in the previous fiscal year. Average net assets for the six-month period in the current fiscal year were also lower than the same period in the previous fiscal year. The three and six months ended December 31, 2019, had net market appreciation across all funds, but primarily in the gold funds, compared to net market depreciation for the three and six months ended December 31, 2018, in the equity funds. A significant portion of the dividends and distributions shown above were reinvested and included in net shareholder purchases (redemptions). The combined amounts for these two lines for all periods shown were negative.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 78 and 77 basis points for the three and six months ended December 31, 2019, and 73 and 75 basis points for the same periods in the prior year. The average investment management fee for the equity funds was 98 and 97 basis points for the three and six months ended December 31, 2019, and 96 and 97 basis points for the same periods in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was 4 and 2 basis points for the three and six months ended December 31, 2019, and nil and 1 basis points for the same periods in the prior year, respectively.

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

As of December 31, 2019, the Company held investments with a fair value of approximately $10.0 million and a cost basis of approximately $13.1 million. The fair value of these investments is 53.3 percent of the Company’s total assets. In addition, the Company held other investments which do not have readily determinable fair values of approximately $1.5 million and $256,000 in investments accounted for under the equity method of accounting.

Investments recorded at fair value were approximately $10.0 million at December 31, 2019, compared to approximately $15.2 million at June 30, 2019, the Company’s prior fiscal year end, which is a decrease of approximately $5.2 million. See Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended December 31, 2019, and 2018

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $1.0 million ($0.06 per share loss) for the three months ended December 31, 2019, compared with a net loss attributable to U.S. Global Investors, Inc. of $3.2 million ($0.21 per share loss) for the three months ended December 31, 2018, a decrease in loss of approximately $2.2 million. The decrease in loss is primarily due to improvement in unrealized investment losses and an increase in operating revenues, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2019, increased $94,000, or 11.9 percent, compared with the three months ended December 31, 2018. This increase was primarily attributable to the following:

•

Advisory fees increased by $92,000, or 12.3 percent, primarily as a result of higher average assets under management in equity funds and lower performance fees paid out. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees increased $31,000. Base fees for USGIF increased despite a decrease in total average net assets because average assets were higher for the equity funds, which have higher management fee rates compared to fixed income funds, and also because fee waivers were lower in the current period. ETF unitary management fees decreased due to a decrease in ETF average assets under management.

•	Performance fees for USGIF paid out in the current period were $115,000 compared to $176,000 in fees paid out in the corresponding period in the prior year, a positive change of $61,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2019, decreased $251,000, or 15.2 percent, compared with the three months ended December 31, 2018. The change in operating expenses was primarily attributable to a decrease in employee compensation and benefits expenses of $155,000, or 19.7 percent, primarily due to decreased bonuses, and a decrease in general and administrative expenses of $103,000, or 13.4 percent, primarily due to decreased fund expenses.

Other Income (Loss)

Total consolidated other loss for the three months ended December 31, 2019, decreased $3.0 million, or 87.3 percent, compared with the three months ended December 31, 2018. The decrease in loss was primarily due to the following factors:

•

Investment loss was $451,000 for the three months ended December 31, 2019, compared to an investment loss of $3.4 million for the three months ended December 31, 2018, a positive change of approximately $3.0 million. There were unrealized losses of $591,000 in the current period. The same quarter in the prior year had unrealized losses of $3.4 million and a $57,000 impairment loss. The majority of the unrealized loss in both periods was related to technology and cryptocurrency mining equity securities held in corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

There was a $28,000 loss from equity method investments for the three months ended December 31, 2019, compared to a $48,000 loss for the three months ended December 31, 2018, a positive change of $20,000. The equity method investments held during both periods, in Galileo offerings, were concentrated in technology and cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax benefit from continuing operations of $25,000 was recorded for the three months ended December 31, 2019, compared to a tax benefit of $744,000 for the three months ended December 31, 2018. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the United States. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax benefit in the current quarter is primarily the result of operating losses in the Company’s Canadian subsidiary USCAN, while the tax benefit in the same quarter in the prior year was primarily the result of a decrease in valuation of certain investments held by USCAN, which decreased the related deferred tax liability.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo. Loss from discontinued operations, net of tax, for the three months ended December 31, 2019, was $117,000, compared to net income from discontinued operations, net of tax, for the three months ended December 31, 2018, of $560,000. There were no performance fees for Galileo clients received in the current period compared to $870,000 received in the corresponding period in the prior year, decreasing revenue by $870,000. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. In addition, revenue was lower in the current period due to the closure in July 2019 of one of the mutual funds managed by Galileo and the closure in September 2019 of the ETF managed by Galileo. The decrease in revenue from the prior period was somewhat offset by lower expenses, primarily due to lower fund expenses and lower compensation due to a decrease in employees.

RESULTS OF OPERATIONS – Six months ended December 31, 2019, and 2018

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $4.6 million ($0.30 loss per share) for the six months ended December 31, 2019, compared to a net loss attributable to U.S. Global Investors, Inc. of $4.4 million ($0.29 loss per share) for the six months ended December 31, 2018, an increase in loss of approximately $210,000. The net increase in loss is primarily due to losses from discontinued operations, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2019, decreased $146,000, or 7.9 percent, compared with the six months ended December 31, 2018. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $139,000, or 8.0 percent, primarily as a result of lower average assets under management and an increase in performance fees paid out. Advisory fees are comprised of two components: a base management fee and a performance fee.

•

Base management fees decreased $89,000. Base fees for USGIF decreased as a result of lower average assets under management, primarily due to shareholder redemptions. ETF unitary management fees also decreased due to a decrease in ETF average assets under management.

•	Performance fees for USGIF paid out in the current period were $312,000 compared to $262,000 in fees paid out in the corresponding period in the prior year, a negative change of $50,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.
•	Administrative services fee revenue decreased by $7,000, or 7.3 percent, due to lower average net assets under management upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2019, decreased $270,000, or 8.6 percent, compared with the six months ended December 31, 2018. The change in operating expenses was primarily attributable to a decrease in general and administrative expenses of $131,000, or 8.9 percent, primarily due to decreased fund expenses, and a decrease in employee compensation and benefits expenses of $125,000, or 8.5 percent, primarily due to decreased bonuses.

Other Income

Total consolidated other loss for the six months ended December 31, 2019, decreased $892,000, or 20.4 percent, compared with the six months ended December 31, 2018. The decrease in loss was primarily due to the following factors:

•

There was an investment loss of $3.5 million for the six months ended December 31, 2019, compared to an investment loss of $4.3 million for the six months ended December 31, 2018, a positive change of approximately $850,000. There were unrealized losses of $3.7 million in the current period, compared to the same period in the prior year, which had unrealized losses of $4.4 million and $86,000 in impairment losses. The majority of the unrealized loss in the both periods was related to technology and cryptocurrency mining equity securities held in corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

Loss from equity method investments was $55,000 for both the six months ended December 31, 2019, and 2018. The equity method investments held during both periods, in Galileo offerings, are concentrated in technology and cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax benefit from continuing operations of $249,000 was recorded for the six months ended December 31, 2019, compared to a tax benefit of $1.1 million for the six months ended December 31, 2018. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the United States. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax benefit in the current period is primarily the result of operating losses in USCAN, while the tax benefit in the same period in the prior year was primarily the result of a decrease in valuation of certain investments held by USCAN, which decreased the related deferred tax liability.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo. Loss from discontinued operations, net of tax, for the six months ended December 31, 2019, was $253,000, compared to net income from discontinued operations, net of tax, for the six months ended December 31, 2018, of $323,000. There were no performance fees for Galileo clients received in the current period compared to $870,000 received in the corresponding period in the prior year, decreasing revenue by $870,000. Galileo may receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. In addition, revenue was lower in the current period due to the closure in July 2019 of one of the mutual funds managed by Galileo and the closure in September 2019 of the ETF managed by Galileo. The decrease in revenue from the prior period was somewhat offset by lower expenses, primarily due to lower fund expenses and lower compensation due to a decrease in employees.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2019, the Company had net working capital (current assets minus current liabilities) of approximately $10.2 million and a current ratio (current assets divided by current liabilities) of 8.0 to 1. With approximately $1.8 million in cash and cash equivalents and approximately $9.5 million in unrestricted securities at fair value, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $16.9 million, with cash, cash equivalents, and unrestricted marketable securities comprising 60.2 percent of total assets.

Note that approximately $1.1 million in cash in Galileo is excluded from the amounts above as it is considered discontinued operations. The Company, through its subsidiary USCAN, entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, will repurchase all of its common shares owned by the USCAN for $1.0 million (Canadian). The transaction is subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. It is anticipated that the transaction will close on or about March 2, 2020. The Company will continue to record its 65 percent interest of Galileo operations, which may include operational losses, until the close of the transaction.

As of December 31, 2019, the Company has no borrowings or long-term liabilities except for lease obligations. The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2020, and the Company intends to renew annually. The credit facility is collateralized by $1 million at December 31, 2019, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2019, the credit facility remains unutilized by the Company.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2020, and management anticipates that the contracts will be renewed. The investment advisory contracts between the Company and the ETFs expire in September 2020, and management anticipates that the contracts will be renewed.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2020, but may be suspended or discontinued at any time. Cash and unrestricted marketable securities of approximately $11.3 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three and six months ended December 31, 2019, the Company realized a decrease in its USGIF base advisory fee of $115,000 and $312,000, respectively, due to these performance adjustments. For the three and six months ended December 31, 2018, the Company realized a decrease in its USGIF base advisory fee of $176,000 and $262,000, respectively, due to these performance adjustments.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of December 31, 2019, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at December 31, 2019	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change
Securities at fair value ¹	$10,022	25% increase	$12,528
		25% decrease	$7,516

[1]	Unrealized and realized gains and losses on securities at fair value are included in earnings in the Consolidated Statements of Operations.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A significant portion of securities at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at approximately $731,000 million at December 31, 2019. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is still considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant continued volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

In addition to the securities at fair value shown in the table above, the Company has an equity method investment in Galileo Technology and Blockchain LP valued at approximately $256,000 as of December 31, 2019. As discussed further in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Galileo Technology and Blockchain LP, a Canadian limited partnership managed by Galileo, has investments concentrated in technology and cryptocurrency mining stocks. As noted above, exposure to the cryptocurrency industry may result in volatility in the valuation of this investment. Under the equity method, the Company’s proportional share of the LP’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by expenses, is recognized in the Company’s earnings. The potential significant volatility the valuation of the LP’s investments could cause the its net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

Foreign currency risk

A portion of cash and certain corporate investments, including the Company’s equity method investment, are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would lower the value of those cash accounts and corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2019. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10-01-19 to 10-31-19	2,000	$3	$1.61	2,000	$2,734
11-01-19 to 11-30-19	-	-	$-	-	$2,734
12-01-19 to 12-31-19	-	-	$-	-	$2,734
Total	2,000	$3	$1.61	2,000

[1]

The Board of Directors of the company approved on December 7, 2012, and renewed annually, a repurchase of up to $2.75 million in each of calendar years 2013 through 2020 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

[2]	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
[3]

The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2020. The total amount of shares that may be repurchased in 2020 under the renewed program is $2.75 million.

ITEM 6. EXHIBITS

1. Exhibits –
14.02	Code of Ethics, Revision Dated December 4, 2019 to Code Approved March 21, 2018, included herein.
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act Of 2002), included herein.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	February 11, 2020	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 11, 2020	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer