Form 10-Q
period 2020-03-31
U S GLOBAL INVESTORS INC
filed 2020-05-14
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020

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

On April 27, 2020, there were 13,866,811 shares of Registrant’s class A nonvoting common stock issued and 12,964,117 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,737 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2020	June 30, 2019
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$2,086	$1,466
Restricted cash	1,025	1,025
Investments in securities at fair value	6,313	8,021
Accounts and other receivables	399	309
Note receivable	-	199
Prepaid expenses	310	293
Total assets held related to discontinued operations	-	1,780
Total Current Assets	10,133	13,093

Net Property and Equipment	1,556	1,708

Other Assets
Investments in securities at fair value, non-current	3,167	7,166
Other investments	1,518	1,404
Equity method investments	150	309
Right of use assets	105	-
Other assets, non-current	90	64
Total Other Assets	5,030	8,943
Total Assets	$16,719	$23,744
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$36	$31
Accrued compensation and related costs	269	311
Dividends payable	113	113
Lease liability, short-term	49	-
Other accrued expenses	885	496
Total liabilities held related to discontinued operations	-	481
Total Current Liabilities	1,352	1,432

Long-Term Liabilities
Deferred tax liability	-	133
Lease liability, long-term	56	-
Total Long-Term Liabilities	56	133
Total Liabilities	1,408	1,565

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,811 shares and 13,866,751 shares at March 31, 2020, and June 30, 2019, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,737 shares and 2,068,797 shares at March 31, 2020, and June 30, 2019, respectively	52	52
Additional paid-in-capital	15,636	15,646
Treasury stock, class A shares at cost; 873,793 shares and 804,959 shares at March 31, 2020, and June 30, 2019, respectively	(1,953)	(1,888)
Accumulated other comprehensive income (loss), net of tax	(9)	(206)
Retained earnings	1,238	7,761
Total U.S. Global Investors Inc. Shareholders’ Equity	15,311	21,712
Non-Controlling Interest in Subsidiary	-	467
Total Shareholders’ Equity	15,311	22,179
Total Liabilities and Shareholders’ Equity	$16,719	$23,744

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Operating Revenues
Advisory fees	$2,477	$2,553	$875	$812
Administrative services fees	128	141	39	45
	2,605	2,694	914	857
Operating Expenses
Employee compensation and benefits	2,060	2,150	715	680
General and administrative	2,440	2,234	1,091	753
Advertising	111	122	37	42
Depreciation and amortization	152	164	50	54
	4,763	4,670	1,893	1,529
Operating Loss	(2,158)	(1,976)	(979)	(672)
Other Income (Loss)
Investment income (loss)	(3,922)	(2,231)	(441)	2,100
Income (loss) from equity method investments	(146)	(52)	(91)	3
Other income	90	27	29	7
	(3,978)	(2,256)	(503)	2,110
Income (Loss) from Continuing Operations Before Income Taxes	(6,136)	(4,232)	(1,482)	1,438
Provision for Income Taxes
Tax expense (benefit)	(174)	(554)	75	546
Income (Loss) from Continuing Operations	(5,962)	(3,678)	(1,557)	892
Discontinued Operations
Income (loss) from discontinued operations of investment management services in Canada before income taxes	(338)	149	(85)	(185)
Tax benefit	-	-	-	(11)
Income (Loss) from Discontinued Operations	(338)	149	(85)	(174)
Net Income (Loss)	(6,300)	(3,529)	(1,642)	718
Less: Net Income (Loss) Attributable to Non-Controlling Interest from Discontinued Operations	(118)	52	(30)	(61)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(6,182)	$(3,581)	$(1,612)	$779

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$(0.40)	$(0.24)	$(0.11)	$0.06
Income (loss) from discontinued operations	$(0.01)	$-	$-	$(0.01)
Net income (loss)	$(0.41)	$(0.24)	$(0.11)	$0.05
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$(0.40)	$(0.24)	$(0.11)	$0.06
Income (loss) from discontinued operations	$(0.01)	$-	$-	$(0.01)
Net income (loss)	$(0.41)	$(0.24)	$(0.11)	$0.05

Basic weighted average number of common shares outstanding	15,127,118	15,141,061	15,121,950	15,132,408
Diluted weighted average number of common shares outstanding	15,127,118	15,141,061	15,121,950	15,132,408

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(6,182)	$(3,581)	$(1,612)	$779
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustment	311	(7)	310	41
Comprehensive Income (Loss)	(5,871)	(3,588)	(1,302)	820
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interest	114	(8)	114	13
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$(5,985)	$(3,580)	$(1,416)	$807

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2019 (13,866,751 shares of class A; 2,068,797 shares of class C)	$347	$52	$15,646	$(1,888)	$(206)	$7,761	$467	$22,179
Purchases of 72,820 shares of Common Stock (class A)	-	-	-	(74)	-	-	-	(74)
Issuance of stock under ESPP of 1,286 shares of Common Stock (class A)	-	-	(1)	3	-	-	-	2
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(341)	-	(341)
Stock bonuses	-	-	(3)	6	-	-	-	3
Stock-based compensation expense	-	-	(6)	-	-	-	-	(6)
Deconsolidation of non-controlling interest	-	-	-	-	-	-	(463)	(463)
Other comprehensive income, net of tax	-	-	-	-	197	-	114	311
Net loss	-	-	-	-	-	(6,182)	(118)	(6,300)
Balance at March 31, 2020 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,636	$(1,953)	$(9)	$1,238	$-	$15,311

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,650	$(1,878)	$1,858	$9,513	$518	$26,060
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	-	-	-	-	(2,089)	2,089	-	-
Balance at July 1, 2018	347	52	15,650	(1,878)	(231)	11,602	518	26,060
Purchases of 20,075 shares of Common Stock (class A)	-	-	-	(24)	-	-	-	(24)
Issuance of stock under ESPP of 1,966 shares of Common Stock (class A)	-	-	(2)	5	-	-	-	3
Dividends declared	-	-	-	-	-	(341)	-	(341)
Stock bonuses	-	-	(3)	6	-	-	-	3
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive loss, net of tax	-	-	-	-	1	-	(8)	(7)
Net income (loss)	-	-	-	-	-	(3,581)	52	(3,529)
Balance at March 31, 2019 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,647	$(1,891)	$(230)	$7,680	$562	$22,167

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2019 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,638	$(1,888)	$(205)	$2,964	$379	$17,287
Purchases of 69,420 shares of Common Stock (class A)	-	-	-	(68)	-	-	-	(68)
Issuance of stock under ESPP of 553 shares of Common Stock (class A)	-	-	(1)	1	-	-	-	-
Dividends declared	-	-	-	-	-	(114)	-	(114)
Stock bonuses	-	-	(1)	2	-	-	-	1
Stock-based compensation expense	-	-	-	-	-	-	-	-
Deconsolidation of non-controlling interest	-	-	-	-	-	-	(463)	(463)
Other comprehensive income, net of tax	-	-	-	-	196	-	114	310
Net loss	-	-	-	-	-	(1,612)	(30)	(1,642)
Balance at March 31, 2020 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,636	$(1,953)	$(9)	$1,238	$-	$15,311

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,649	$(1,885)	$(258)	$7,015	$610	$21,530
Purchases of 8,075 shares of Common Stock (class A)	-	-	-	(9)	-	-	-	(9)
Issuance of stock under ESPP of 505 shares of Common Stock (class A)	-	-	(1)	1	-	-	-	-
Dividends declared	-	-	-	-	-	(114)	-	(114)
Stock bonuses	-	-	(1)	2	-	-	-	1
Other comprehensive income, net of tax	-	-	-	-	28	-	13	41
Net income (loss)	-	-	-	-	-	779	(61)	718
Balance at March 31, 2019 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,647	$(1,891)	$(230)	$7,680	$562	$22,167

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,300)	$(3,529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	152	164
Net recognized loss on securities	-	98
Investment basis adjustment	(49)	(19)
Gain on disposal of Galileo	(151)	-
Net loss from equity method investment	146	52
Net (income) loss from discontinued operations, net of tax	338	(149)
Foreign currency transaction loss	228	22
Provision for deferred taxes	(139)	(547)
Stock bonuses	3	3
Stock-based compensation expense	-	2
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	108	671
Prepaid expenses and other assets	(148)	(25)
Investment securities	5,707	2,902
Accounts payable and accrued expenses	456	(452)
Total adjustments	6,651	2,722
Net cash provided by (used in) operating activities	351	(807)
Cash Flows from Investing Activities:
Purchase of investments in securities at fair value, non-current	-	(1,588)
Purchase of equity method investment	-	(230)
Purchase of other investments	(75)	(100)
Proceeds from sale of Galileo	746	-
Proceeds on sale of equity method investment	-	230
Proceeds from note receivable	-	18
Return of capital on investments	10	68
Net cash provided by (used in) investing activities	681	(1,602)
Cash Flows from Financing Activities:
Issuance of common stock	2	3
Repurchases of common stock	(74)	(24)
Dividends paid	(340)	(341)
Net cash used in financing activities	(412)	(362)
Net increase (decrease) in cash, cash equivalents, and restricted cash	620	(2,771)
Beginning cash, cash equivalents, and restricted cash	2,491	5,766
Ending cash, cash equivalents, and restricted cash	$3,111	$2,995

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$119

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

Effective March 2, 2020, the Company sold its shares in Galileo back to Galileo. Through the date of sale, Galileo was consolidated with the operations of the Company. The non-controlling interest in this subsidiary was included in “Non-Controlling Interest in Subsidiary” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Lisa Callicotte, CFO, served as directors of Galileo through March 2, 2020. See Note 2 below for further information. Results of operations of Galileo through the date of sale are presented in the consolidated financial statements as discontinued operations.

Operating results for the three and nine months ended March 31, 2020, are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2020 (“fiscal 2020”), particularly in light of the novel coronavirus 19 (“COVID-19”) and its effects on the U.S. and global economies.

The COVID-19 pandemic presents ongoing significant economic and societal disruption and market volatility, which have known and yet to be seen impacts to the Company’s business and operating environment driven by significant volatility in the interest rate and financial markets. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.

To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations, disrupting the global supply chain, and creating a reduction in demand for many products. This has negatively affected global financial markets and has caused significant financial market depreciation, thus reducing certain of the Company’s assets under management (“AUM”), the revenue related to those assets, and returns on corporate investments. The AUM are the primary source of the Company’s revenues. Revenues and net income are significantly affected by investment performance and the total value and composition of AUM. These factors, in turn, are largely determined by overall investment market performance and investor activity.

Should the negative effect on global financial markets continue for an extended period, there could be an adverse material financial impact on the Company’s results of operations, cash flows and financial position resulting from reduced revenues earned on AUM and returns on corporate investments. At this time, the Company cannot reasonably estimate the future impact, given the uncertainty over the duration and severity of the economic crisis.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 3 and 4. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $6.9 million at March 31, 2020, and $8.8 million at June 30, 2019.

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the nine months ended March 31, 2020, are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2. DISCONTINUED OPERATIONS

USCAN entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, agreed to repurchase all of its common shares owned by USCAN for $1.0 million (Canadian). The transaction was subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. The transaction closed effective March 2, 2020. Proceeds of approximately $746,000 were received (the equivalent of $1.0 million Canadian on the closing date of sale), and a realized gain of approximately $151,000 was recorded. In addition, approximately $228,000 in foreign currency loss was released from accumulated other comprehensive income (loss) into current year loss upon closing the sale.

After the transaction, the Company has not and will not have continuing involvement with the operations of Galileo, except for an equity method investment in a fund managed by Galileo. See further information on this equity method investment in Note 3, Investments.

The results of Galileo through the March 2, 2020, closing date are reflected as “discontinued operations” in the Consolidated Statements of Operations and are therefore, excluded from continuing operations results. Comparative periods shown in the Consolidated Financial Statements have been adjusted to conform to this presentation. Operations of Galileo had previously been presented as the separate business segment of Investment Management Services – Canada.

The components of assets and liabilities classified as discontinued operations were as follows:

(dollars in thousands)	March 31, 2020	June 30, 2019
Assets
Cash and cash equivalents	$-	$1,482
Accounts and other receivables	-	200
Prepaid expenses	-	52
Net Property and Equipment	-	38
Other assets, non-current	-	8
Total assets held related to discontinued operations	$-	$1,780
Liabilities
Accounts payable	$-	$135
Accrued compensation and related costs	-	84
Other accrued expenses	-	262
Total liabilities held related to discontinued operations	$-	$481

The components of income (loss) from discontinued operations were as follows. Note that amounts in the current fiscal year are through the March 2, 2020, closing date of sale.

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Revenues
Advisory fees	$235	$1,299	$50	$114
	235	1,299	50	114
Expenses
Employee compensation and benefits	77	395	23	94
General and administrative	508	810	125	229
Depreciation and amortization	6	7	1	2
	591	1,212	149	325
Other Income (Loss)
Investment income (loss)	24	23	21	(7)
Other income (loss)	(6)	39	(7)	33
	18	62	14	26
Income (loss) from discontinued operations of investment management services in Canada before income taxes	(338)	149	(85)	(185)
Tax benefit	-	-	-	(11)
Income (loss) from discontinued operations of investment management services in Canada	(338)	149	(85)	(174)
Less: net income (loss) attributable to non-controlling interest from discontinued operations	(118)	52	(30)	(61)
Net income (loss) attributable to U.S. Global Investors, Inc. from discontinued operations of investment management services in Canada	$(220)	$97	$(55)	$(113)

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees, which were included in advisory fees in the table above, were recognized when it was determined that they were no longer probable of significant reversal. Galileo recorded no performance fees from these clients for the three or nine months ended March 31, 2020, or the three months ended March 31, 2019. Galileo recorded performance fees of $870,000 for the nine months ended March 31, 2019. Prior to November 2018, performance fees were typically recognized on an annual basis at calendar year-end. Due to changes in funds managed and new agreements in the second quarter of fiscal year 2019, the recognition of these fees changed to a quarterly basis. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed was $19,000 and $39,000 for the three and nine months ended March 31, 2020, and $66,000 and $227,000 for the three and nine months ended March 31, 2019, respectively.

Galileo had leases for office equipment and facilities. See further information on these leases in Note 7, Leases.

Galileo files a separate tax return in Canada. At June 30, 2019, a valuation allowance for Galileo of $183,000 was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 3. INVESTMENTS

As of March 31, 2020, the Company held investments in securities at fair value totaling approximately $9.5 million with a cost basis of approximately $12.9 million. The fair value of these investments is 56.7 percent of the Company’s total assets at March 31, 2020. In addition, the Company held other investments of approximately $1.5 million and investments of approximately $150,000 accounted for under the equity method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of March 31, 2020, and June 30, 2019.

	March 31, 2020
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$(3,034)	$2,607
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	-	6,313
Mutual funds - Domestic equity	929	(369)	560
Total securities at fair value	$12,928	$(3,448)	$9,480

	June 30, 2019
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$790	$6,431
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	8,025	(4)	8,021
Mutual funds - Domestic equity	929	(194)	735
Total securities at fair value	$14,640	$547	$15,187

Included in the above table was $6.9 million and $8.8 million as of March 31, 2020, and June 30, 2019, respectively, at fair value invested in USGIF.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on securities at fair value;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale debt securities;
•	impairments and observable price changes on equity investments without readily determinable fair values; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings from continuing operations:

	Nine Months Ended		Three Months Ended
(dollars in thousands)	March 31,		March 31,
Investment Income (Loss)	2020	2019	2020	2019
Unrealized gains (losses) on fair valued securities	$(3,995)	$(2,387)	$(342)	$1,987
Unrealized losses on equity securities without readily determinable fair values	-	-	(100)	-
Realized gains on sales of fair valued securities	-	16	-	16
Realized gain on sale of subsidiary	151	-	151	-
Realized foreign currency gains (losses)	(234)	(28)	(234)	16
Impairments in equity securities without readily determinable fair values	-	(114)	-	(28)
Dividend and interest income	156	282	84	109
Total Investment Income (Loss)	$(3,922)	$(2,231)	$(441)	$2,100

Realized gain from sale of subsidiary shown in the table above is from the sale of Galileo. See Note 2 for further information on this transaction. Realized foreign currency gains (losses) for the three and nine months ended March 31, 2020, includes $228,000 in foreign currency losses released from other comprehensive income (loss) upon the sale of Galileo.

The three and nine months ended March 31, 2020, included approximately $442,000 and $4.0 million of net unrealized losses recognized on equity securities still held at March 31, 2020.

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

The following presents fair value measurements, as of March 31, 2020, and June 30, 2019, for the major categories of U.S. Global’s investments measured at fair value on a recurring basis:

	March 31, 2020
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$2,386	$221	$-	$2,607
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	6,313	-	-	6,313
Mutual funds - Domestic equity	560	-	-	560
Total securities at fair value	$9,259	$221	$-	$9,480

	June 30, 2019
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$5,599	$832	$-	$6,431
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	8,021	-	-	8,021
Mutual funds - Domestic equity	735	-	-	735
Total securities at fair value	$14,355	$832	$-	$15,187

As of March 31, 2020, 98 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and 2 percent as Level 2. As of June 30, 2019, 95 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and 5 percent as Level 2

The Company has an investment in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment was valued at approximately $1.3 million at March 31, 2020, and $3.6 million at June 30, 2019. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. The Company’s direct ownership of HIVE was approximately 3.1 percent as of March 31, 2020. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at March 31, 2020. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $562,000 at March 31, 2020, of which $361,000 was classified as Level 1 and $201,000 was classified as Level 2 in the fair value hierarchy. The investment was valued at approximately $1.1 million at June 30, 2019, of which $377,000 was classified as Level 1 and $675,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 is restricted for resale due to escrow provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. The remaining shares in escrow will be released in April 2020. The shares are subject to Canadian securities regulations. The Company’s ownership of Thunderbird was approximately 2.5 percent as of March 31, 2020. Frank Holmes serves on the board of this company as a director and held options at March 31, 2020.

The Company has an investment in GoldSpot Discoveries Corp. (“GoldSpot”), a technology company headquartered and traded in Canada which leverages machine learning in natural resource exploration. The investment was valued at approximately $695,000 at March 31, 2020, of which $675,000 was classified as Level 1 and $20,000 was classified as Level 2 in the fair value hierarchy. The investment was valued at approximately $1.7 million at June 30, 2019, of which $1.6 million was classified as Level 1 and $157,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 is restricted for resale due to escrow and regulatory provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. The remaining shares in escrow will be released in August 2020. The shares are subject to Canadian securities regulations. The Company’s ownership of GoldSpot was approximately 7.5 percent as of March 31, 2020. Frank Holmes serves on the board of this company as independent chairman and held common stock and options at March 31, 2020.

Other Investments

The carrying value of equity securities without readily determinable fair values was approximately $1.5 million and $1.4 million as of March 31, 2020, and June 30, 2019, respectively.

The carrying value of equity securities without readily determinable fair values has been adjusted as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2020	2019	2020	2019
Carrying amount, beginning of period	$1,404	$2,207	$1,488	$602
Adjustments:
Purchases	75	100	75	100
Reclassification to securities at fair value	-	(1,499)	-	-
Impairments	-	(114)	-	(28)
Other downward adjustments	(124)	(49)	(108)	(29)
Upward adjustments	163	-	63	-
Carrying amount, end of period	$1,518	$645	$1,518	$645

Cumulative impairment adjustments to all equity securities without readily determinable fair values total $251,000 since their respective acquisitions through March 31, 2020. The cumulative amount of other downward adjustments, which primarily consist of return of capital distributions, is $777,000, which includes $108,000 and $124,000 for the three and nine months ended March 31, 2020, respectively. The cumulative amount of upward adjustments is $781,000 through March 31, 2020, which includes $63,000 and $163,000 in the three months and nine months ended March 31, 2020, respectively.

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

During fiscal year 2018, the Company, through USCAN, invested approximately $401,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. The fund reorganized in a taxable transaction into a limited partnership effective November 30, 2018, and the fund terminated. See further discussion below. During the period of ownership, the Company’s ownership ranged between approximately 20 and 25 percent, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Included in other income (loss) for the nine months ended March 31, 2019, is ($50,000) of equity method loss for the Galileo Technology and Blockchain Fund. Frank Holmes also directly held an investment in the fund. This fund had a concentration in technology and blockchain companies, which resulted in volatility in the fund’s valuation.

As noted above, the Galileo Technology and Blockchain Fund reorganized into a limited partnership effective November 30, 2018. The investment portfolio and unitholders’ interests of the Galileo Technology and Blockchain Fund and the Galileo Partners Fund transferred to the new entity, named Galileo Technology and Blockchain LP. The valuation of the Company’s investment in the Galileo Technology and Blockchain Fund as of November 30, 2018, of approximately $230,000 transferred to the Galileo Technology and Blockchain LP. The Company owns approximately 22 percent of the LP as of March 31, 2020, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three and nine months ended March 31, 2020, is ($91,000) and ($146,000) of equity method loss for this investment. Included in other income (loss) for the three and nine months ended March 31, 2019, is $3,000 and ($2,000) of equity method income (loss) for this investment. The Company’s investment in the LP was valued at approximately $150,000 at March 31, 2020. Frank Holmes also directly held an investment in the LP as of March 31, 2020. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
USGIF advisory fees	$2,413	$2,469	$753	$785
USGIF performance fees paid	(391)	(372)	(79)	(110)
ETF advisory fees	455	456	201	137
Total Advisory Fees	2,477	2,553	875	812
USGIF administrative services fees	128	141	39	45
Total Operating Revenue	$2,605	$2,694	$914	$857

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2021. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and nine months ended March 31, 2020, were $141,000 and $407,000, respectively, compared with $164,000 and $541,000, respectively, for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

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

As of March 31, 2020, the Company had $264,000 in receivables from fund clients, of which $167,000 was from USGIF and $97,000 from ETFs. As of June 30, 2019, the Company had $201,000 in receivables from fund clients, of which $159,000 was from USGIF and $42,000 from ETFs.

NOTE 5. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	March 31, 2020	June 30, 2019
Cash and cash equivalents	$2,086	$1,466
Restricted cash	1,025	1,025
Total cash, cash equivalents, and restricted cash	$3,111	$2,491

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

NOTE 7. LEASES

The Company has lease agreements on a continuing operations basis for office equipment and real estate in Canada that expire between fiscal years 2020 and 2023. Lease expense included in continuing operations totaled $39,000 and $115,000 for the three and nine months ended March 31, 2020, and $36,000 and $132,000 for the three and nine months ended March 31, 2019, respectively.

The Company’s former subsidiary Galileo, which is classified as discontinued operations as described in Note 2, had lease agreements for office equipment and for office facilities. Lease expense included in discontinued operations totaled $14,000 and $74,000 for the three and nine months ended March 31, 2020, and $27,000 and $81,000 for the three and nine months ended March 31, 2019, respectively.

For continuing operations, the components of lease expense included in general and administrative expense on the Consolidated Statements of Operations and qualitative information concerning the Company’s operating leases were as follows:

	Nine Months Ended	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2020	2020
Operating lease cost	$39	$13
Short-term lease cost	76	26
Total lease cost	$115	$39

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$39	$13

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$141	$-

Weighted-average remaining lease term (in years)	2.08
Weighted-average discount rate	4.11%

Maturities of lease liabilities from continuing operations as of March 31, 2020, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2020 (excluding the nine months ended March 31, 2020)	$13
2021	53
2022	44
Total lease payments	110
Less imputed interest	(5)
Total	$105

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2023. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations for the three and nine months ending March 31, 2020, was $23,000 and $64,000, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $8,000 and $0 at March 31, 2020, and June 30, 2019, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of March 31, 2020, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2020 (excluding the nine months ended March 31, 2020)	$24
2021	97
2022	81
2023	34
Total lease payments	$236

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 8. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2020, and the Company intends to renew annually. The credit facility is collateralized by $1 million at March 31, 2020, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2020, the credit facility remains unutilized by the Company.

See Note 15, Subsequent Events, for a borrowing that was entered into subsequent to March 31, 2020.

NOTE 9. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid during fiscal year 2019 and for July 2019 through March 2020 and is authorized through June 2020, at which time it will be considered for continuation.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2020. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2020, the Company repurchased 69,420 and 72,820 class A shares using cash of $68,000 and $74,000, respectively. For the three and six months ended March 31, 2019, the Company repurchased 8,075 and 20,075 class A shares using cash of $9,000 and $24,000, respectively.

Stock compensation plans

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at March 31, 2020, at a weighted average exercise price of $2.74. There were no options granted, forfeited, or exercised for the three months ended March 31, 2020. There were 2,000 options that were forfeited and no options granted or exercised during the nine months ended March 31, 2020. There were no options granted, exercised, or forfeited for the three or nine months ended March 31, 2019.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three and nine months ended March 31, 2020, or the three months ended March 31, 2019. Stock-based compensation expense was $2,000 for the nine months ended March 31, 2019. As of March 31, 2020, and 2019, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 10. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Income (Loss) from Continuing Operations	$(5,962)	$(3,678)	$(1,557)	$892
Income (Loss) from Discontinued Operations	(338)	149	(85)	(174)
Less: Net Income (Loss) Attributable to Non-Controlling Interest from Discontinued Operations	(118)	52	(30)	(61)
Net Income (Loss) Attributable from Discontinued Operations to U.S. Global Investors, Inc.	(220)	97	(55)	(113)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$(6,182)	$(3,581)	$(1,612)	$779

Weighted average number of outstanding shares
Basic	15,127,118	15,141,061	15,121,950	15,132,408
Effect of dilutive securities
Employee stock options	-	-	-	-
Diluted	15,127,118	15,141,061	15,121,950	15,132,408

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$(0.40)	$(0.24)	$(0.11)	$0.06
Income (loss) from discontinued operations	$(0.01)	$-	$-	$(0.01)
Net income (loss)	$(0.41)	$(0.24)	$(0.11)	$0.05
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$(0.40)	$(0.24)	$(0.11)	$0.06
Income (loss) from discontinued operations	$(0.01)	$-	$-	$(0.01)
Net income (loss)	$(0.41)	$(0.24)	$(0.11)	$0.05

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2020, employee stock options for 2,000 were excluded from diluted EPS. For the three and nine months ended March 31, 2019, employee stock options for 4,000 were excluded from diluted EPS.

During the three and nine months ended March 31, 2020, and 2019, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law on March 27, 2020. While a number of the CARES Act’s provisions will be reflected in future accounting periods, certain income tax accounting measures are reflected in the period of enactment. The business tax provisions of the Act include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions that may affect the Company include:

●

Eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (NOL) carryforwards generated during the 2019 and 2020 fiscal years to offset taxable income in the 2019, 2020 or 2021 fiscal years and reinstating the limitation with the 2022 fiscal year;

●	Allowing net operating losses generated in fiscal years 2019, 2020 or 2021 (tax years 2018, 2019 and 2020) to be carried back five years;
●	Allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%.
●	Modification of the adjusted taxable income limitation from 30% to 50% for fiscal years 2020 and 2021 (tax years 2019 and 2020) for computing deductible interest.

The Company has reviewed the key income tax provisions of the CARES Act and it appears that they will not materially impact the Company.

For U.S. federal income tax purposes at March 31, 2020, the Company has U.S. federal net operating loss carryovers of $9.0 million with $2.0 million and $2.7 million expiring in fiscal years 2035 and 2036, respectively, and $4.3 million with no expiration. The carryover amount of $4.3 million, which was generated after fiscal year 2018, may be carried forward indefinitely with no limitation on usage prior to fiscal year 2022, but certain limitations apply to the utilization of net operating losses thereafter. The Company has capital loss carryovers of $1.1 million with $728,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $55,000 with $19,000; $5,000; $10,000; $5,000 and $16,000 expiring in fiscal years 2020, 2021, 2023, 2024, and 2025, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

For Canadian income tax purposes, USCAN has total net operating loss carryovers of $81,000 expiring in fiscal year 2040 and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At March 31, 2020, and June 30, 2019, a valuation allowance of $3.0 million and $1.9 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Beginning Balance	$(206)	$1,858	$(205)	$(258)
Foreign currency translation adjustment, net of tax [1]	197	1	196	28
Reclassification as a result of adoption of accounting guidance [2]	-	(2,089)	-	-
Ending Balance	$(9)	$(230)	$(9)	$(230)

1.	Amounts include no tax expense or benefit.
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

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Nine months ended March 31, 2020
Net operating revenues	$2,605	$-	$2,605
Investment loss	$-	$(3,922)	$(3,922)
Loss from equity method investments	$-	$(146)	$(146)
Other income	$90	$-	$90
Loss from continuing operations before income taxes	$(1,884)	$(4,252)	$(6,136)
Depreciation and amortization	$143	$9	$152
Gross identifiable assets at March 31, 2020	$5,240	$11,479	$16,719
Total assets held related to discontinued operations			$-
Deferred tax asset			$-
Consolidated total assets at March 31, 2020			$16,719
Nine months ended March 31, 2019
Net operating revenues	$2,694	$-	$2,694
Investment loss	$-	$(2,231)	$(2,231)
Loss from equity method investments	$-	$(52)	$(52)
Other income	$27	$-	$27
Loss from continuing operations before income taxes	$(1,837)	$(2,395)	$(4,232)
Depreciation and amortization	$164	$-	$164
Three months ended March 31, 2020
Net operating revenues	$914	$-	$914
Investment loss	$-	$(441)	$(441)
Loss from equity method investments	$-	$(91)	$(91)
Other income	$29	$-	$29
Loss from continuing operations before income taxes	$(883)	$(599)	$(1,482)
Depreciation and amortization	$47	$3	$50
Three months ended March 31, 2019
Net operating revenues	$857	$-	$857
Investment income	$-	$2,100	$2,100
Income from equity method investments	$-	$3	$3
Other income	$7	$-	$7
Income (loss) from continuing operations before income taxes	$(626)	$2,064	$1,438
Depreciation and amortization	$54	$-	$54

Net operating revenues from investment management services includes operating revenues from USGIF of $713,000 and $2.2 million, respectively, for the three and nine months ended March 31, 2020, and $720,000 and $2.2 million, respectively, for the three and nine months ended March 31, 2019. Net operating revenues from investment management services also include operating revenues from ETF clients of $201,000 and $455,000, respectively, for the three and nine months ended March 31, 2020, and $137,000 and $456,000, respectively, for the three and nine months ended March 31, 2019.

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

The Board has authorized a monthly dividend of $0.0025 per share through June 2020, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2020 is approximately $113,000.

See Note 15, Subsequent Events, for a borrowing that was entered into subsequent to March 31, 2020.

During the quarter ended March 31, 2020, the outbreak of the COVID-19 pandemic and the resulting actions to control or slow the spread has had a significant detrimental effect on the global and domestic economies and financial markets. The Company continues to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this virus may have on the financial markets and economy. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to our business and investments, including a material reduction in our results of operations.

NOTE 15. SUBSEQUENT EVENTS

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the CARES Act. The application for this loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on future adherence to the forgiveness criteria as described below.

The Company has under 25 employees and is considered a small business. The interest rate on the loan is one percent fixed, and the maturity date is April 12, 2022. Payment terms are to make seventeen consecutive monthly payments of principal and interest in an amount sufficient to fully amortize the loan over the remaining term, commencing six months after the effective date, and a final payment on the earliest of the acceleration of the promissory note; or the maturity date.

A key feature of the PPP is that loan proceeds used by borrowers to pay certain expenses during a specified eight-week period (the covered period) are eligible to be forgiven.

●	Forgiveness is available to the extent proceeds are used to pay payroll, rent or interest on mortgages, and utilities during the covered period.
●	In addition, the CARES Act provides that any amounts forgiven pursuant to this rule are not taxable (i.e., no cancellation of debt income for the borrower).
●

The amount of loan forgiveness available to the borrower is reduced if the borrower does not retain its employees or cuts their salaries by more than 25% (not including salaries of highly paid employees).

●

A reduction in workforce is measured by comparing the average number of full-time employee equivalents (“FTEEs”) during the period following the loan to a prior equivalent period in either 2019 or early “pre-COVID 2019 period” in 2020.

●

Loan forgiveness is reduced by the same percentage the FTEEs are found to have been reduced. A borrower that rehires employees or reverses salary reductions by June 30, 2020, can generally avoid having its loan forgiveness amount reduced.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including: (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, including significant economic disruptions from COVID-19 and the actions taken in connection therewith, (iii) the effect of government regulation on the Company’s business, and (iv) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

FACTORS AFFECTING OUR BUSINESS

During the quarter ended March 31, 2020, the rapid spread of the global COVID-19 outbreak and actions taken in response have had a significant detrimental effect on the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. It is early to determine the long-term impact of current circumstances on the Company’s business. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to the Company’s business and investments, including a material reduction in its results of operations.

COVID-19-related circumstances (e.g., remote work arrangements) have not adversely affected the Company’s ability to maintain operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law on March 27, 2020. While a number of the CARES Act’s provisions will be reflected in future accounting periods, certain income tax accounting measures are reflected in the period of enactment. See further information in Note 11, Income Taxes, in the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Prior to December 31, 2019, the Company also reported a business segment for investment management services in Canada. The Company, through its Canadian subsidiary U.S. Global Investors (Canada) Limited (“USCAN”), owned a 65 percent controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), which offers investment management products and services in Canada. USCAN entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, agreed to purchase back all of its common shares owned by the USCAN for $1.0 million (Canadian). The transaction was subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. The transaction closed effective March 2, 2020. Proceeds of approximately $746,000 were received (the equivalent of $1.0 million Canadian on the closing date of sale), and a realized gain of $151,000 was recorded. In addition, upon the sale of Galileo, $228,000 in foreign currency losses were released from other comprehensive income (loss) and recorded as realized foreign currency losses. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information on the transaction. The Company continued to record its 65 percent interest of Galileo operations through the close of the transaction on March 2, 2020.

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

At March 31, 2020, total assets under management, including USGIF and ETF clients, were $665.1 million versus $503.8 million at March 31, 2019, an increase of $161.3 million, or 32.0 percent. During the nine months ended March 31, 2020, average assets under management, including USGIF and ETF clients, were $518.7 million versus $539.8 million during the nine months ended March 31, 2019. Total assets under management as of period-end at March 31, 2020, including USGIF and ETF clients, were $665.1 million versus $510.1 million at June 30, 2019, the Company’s prior fiscal year end, an increase of $155.0 million, or 30.4 percent.

The increase in assets under management as of March 31, 2020, compared to prior periods is primarily due to an increase in assets in the U.S. Global Jets ETF (“Jets ETF”) (ticker JETS) that accelerated in the latter part of March 2020. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have declined, including stocks in which the Jets ETF invests, this ETF has attracted inflows. The increase in assets in Jets ETF in the current period was partially offset by lower assets in USGIF, as noted below.

The following tables summarize the changes in assets under management for USGIF for the three and nine months ended March 31, 2020, and 2019:

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2020			2019
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$334,684	$90,921	$425,605	$389,442	$106,231	$495,673
Market appreciation (depreciation)	(65,640)	898	(64,742)	(37,113)	1,272	(35,841)
Dividends and distributions	(2,973)	(829)	(3,802)	(20,774)	(956)	(21,730)
Net shareholder redemptions	(29,208)	(9,518)	(38,726)	(7,838)	(11,363)	(19,201)
Ending Balance	$236,863	$81,472	$318,335	$323,717	$95,184	$418,901

Average investment management fee	0.97%	0.01%	0.77%	0.97%	0.01%	0.75%
Average net assets	$329,784	$87,966	$417,750	$338,680	$99,750	$438,430

	Changes in Assets Under Management
	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$355,269	$85,742	$441,011	$310,164	$97,204	$407,368
Market appreciation (depreciation)	(108,964)	169	(108,795)	17,781	591	18,372
Dividends and distributions	-	(226)	(226)	-	(330)	(330)
Net shareholder redemptions	(9,442)	(4,213)	(13,655)	(4,228)	(2,281)	(6,509)
Ending Balance	$236,863	$81,472	$318,335	$323,717	$95,184	$418,901

Average investment management fee	0.96%	0.00%	0.76%	0.97%	0.00%	0.74%
Average net assets	$315,360	$84,744	$400,104	$328,881	$96,054	$424,935

As shown above, USGIF period-end assets under management were lower at March 31, 2020, compared to March 31, 2019. Average net assets in the current fiscal year were lower than the same periods in the previous fiscal year. The three and nine months ended March 31, 2020, and the nine months ended March 31, 2019, had net market depreciation in the equity funds, primarily in the gold and resource funds. The three months ended March 31, 2019, had net market appreciation across all equity funds. There was net market appreciation in the fixed income funds for all periods. A significant portion of the dividends and distributions shown above were reinvested and included in net shareholder redemptions. The combined amounts for these two lines for all periods shown were negative.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 76 and 77 basis points for the three and nine months ended March 31, 2020, and 74 and 75 basis points for the same periods in the prior year. The average investment management fee for the equity funds was 96 and 97 basis points for the three and nine months ended March 31, 2020, and 97 basis points for the same periods in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was 0 and 1 basis point for the three and nine months ended March 31, 2020, and 0 and 1 basis point for the same periods in the prior year, respectively.

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

As of March 31, 2020, the Company held investments with a fair value of approximately $9.5 million and a cost basis of approximately $12.9 million. The fair value of these investments is 56.7 percent of the Company’s total assets. In addition, the Company held other investments which do not have readily determinable fair values of approximately $1.5 million and $150,000 in investments accounted for under the equity method of accounting.

Investments recorded at fair value were approximately $9.5 million at March 31, 2020, compared to approximately $15.2 million at June 30, 2019, the Company’s prior fiscal year end, which is a decrease of approximately $5.7 million. See Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2020, and 2019

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $1.6 million ($0.11 per share loss) for the three months ended March 31, 2020, compared with net income attributable to U.S. Global Investors, Inc. of $779,000 ($0.05 per share) for the three months ended March 31, 2019, a negative change of approximately $2.4 million. The change is primarily due to unrealized investment losses in the current quarter compared to unrealized investment gains in the same quarter last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2020, increased $57,000, or 6.7 percent, compared with the three months ended March 31, 2019. This increase was primarily attributable to the following:

•

Advisory fees increased by $63,000, or 7.8 percent, primarily as a result of higher average assets under management in the ETFs and lower performance fees paid out. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees increased $32,000. ETF unitary management fees increased $64,000 due to an increase in ETF average assets under management, primarily for the Jets ETF. This increase was somewhat offset by a $32,000 decrease in base fees for USGIF, primarily as a result of lower average assets under management due to market depreciation and shareholder redemptions.

•	Performance fees for USGIF paid out in the current period were $79,000 compared to $110,000 in fees paid out in the corresponding period in the prior year, a positive change of $31,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2020, increased $364,000, or 23.8 percent, compared with the three months ended March 31, 2019. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $338,000, or 44.9 percent, primarily due to business development costs related to the increase in ETF assets during the current quarter.

Other Income (Loss)

Total consolidated other loss for the three months ended March 31, 2020, was ($503,000), compared to other income of $2.1 million for the three months ended March 31, 2019, a decrease of $2.6 million, or 123.8 percent. This change was primarily due to the following factors:

•

Investment loss was $441,000 for the three months ended March 31, 2020, compared to investment income of $2.1 million for the three months ended March 31, 2019, a negative change of approximately $2.5 million. There were unrealized losses of $442,000 in the current period. The same quarter in the prior year had unrealized gains of $2.0 million, realized gains from sales of $16,000, and a $28,000 impairment loss. See further discussion of investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. There was also a $151,000 gain realized from the sale of Galileo in the current quarter. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information on this transaction. Also, realized foreign currency gain (loss) was ($234,000) in the current period compared to $16,000 in the same quarter in the prior year. The current period foreign currency loss includes $228,000 in foreign currency losses released from other comprehensive income (loss) upon the sale of Galileo.

•

There was a $91,000 loss from equity method investments for the three months ended March 31, 2020, compared to $3,000 in income for the three months ended March 31, 2019, a negative change of $94,000. The equity method investment held during both periods, in a Galileo offering, was concentrated in technology and cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax expense from continuing operations of $75,000 was recorded for the three months ended March 31, 2020, compared to tax expense of $546,000 for the three months ended March 31, 2019. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the United States. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax expense in the current quarter is primarily the result of increasing the valuation allowance to fully reserve for deferred tax assets, while the tax expense in the same quarter in the prior year was primarily the result of an increase in valuation of certain investments held by USCAN, which increased the related deferred tax liability.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, was $85,000 and $174,000 for the three months ended March 31, 2020, and 2019, respectively. Revenue from base advisory fees was lower in the current period due to the closure in July 2019 of one of the mutual funds managed by Galileo, the closure in September 2019 of the ETF managed by Galileo, and the current period including only two months of revenue prior to closing of the sale. There were no performance fees for Galileo clients received in either the current or prior periods. The decrease in revenue from the prior period was somewhat offset by lower expenses, primarily due to lower fund expenses, lower compensation due to a decrease in employees, and the current period including only two months of expenses prior to closing of the sale. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information on this transaction and the results from Galileo operations.

RESULTS OF OPERATIONS – Nine months ended March 31, 2020, and 2019

The Company posted a net loss attributable to U.S. Global Investors, Inc. of $6.2 million ($0.41 loss per share) for the nine months ended March 31, 2020, compared to a net loss attributable to U.S. Global Investors, Inc. of $3.6 million ($0.24 loss per share) for the nine months ended March 31, 2019, an increase in loss of approximately $2.6 million. The increase in loss is primarily due to an increase in unrealized investment losses and losses from discontinued operations, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2020, decreased $89,000, or 3.3 percent, compared with the nine months ended March 31, 2019. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $76,000, or 3.0 percent, primarily as a result of lower average assets under management and an increase in performance fees paid out. Advisory fees are comprised of two components: a base management fee and a performance fee.

•

Base management fees decreased $57,000. Base fees for USGIF decreased $56,000 as a result of lower average assets under management due to market depreciation and shareholder redemptions. ETF unitary management fees decreased $1,000 and thus were basically flat.

•	Performance fees for USGIF paid out in the current period were $391,000 compared to $372,000 in fees paid out in the corresponding period in the prior year, a negative change of $19,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•	Administrative services fee revenue decreased by $13,000, or 9.2 percent, due to lower average net assets under management for USGIF, upon which these fees are based in the current period.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2020, increased $93,000, or 2.0 percent, compared with the nine months ended March 31, 2019. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $206,000, or 9.2 percent, primarily due to business development costs related to the increase in ETF assets during the current quarter. This increase was somewhat offset by a decrease in employee compensation and benefits expenses of $90,000, or 4.2 percent, primarily due to lower salary expense.

Other Income

Total consolidated other loss for the nine months ended March 31, 2020, increased $1.7 million, or 76.3 percent, compared with the nine months ended March 31, 2019. The increase in loss was primarily due to the following factors:

•

There was an investment loss of $3.9 million for the nine months ended March 31, 2020, compared to an investment loss of $2.2 million for the nine months ended March 31, 2019, a negative change of approximately $1.7 million. There were unrealized losses of $4.0 million in the current period. The same period in the prior year had unrealized losses of $2.4 million, realized gains from sales of $16,000, and $114,000 in impairment losses. The majority of the unrealized loss in the both periods was related to technology and cryptocurrency mining equity securities held in corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. There was also a $151,000 gain realized from the sale of Galileo in the current period. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information on this transaction. Also, realized foreign currency loss was $234,000 in the current period compared to $28,000 in the same quarter in the prior year. The current period foreign currency loss includes $228,000 in foreign currency losses released from other comprehensive income (loss) upon the sale of Galileo.

•

Loss from equity method investments was $146,000 and $52,000 for the nine months ended March 31, 2020, and 2019, respectively. The equity method investments held during both periods, in Galileo offerings, are concentrated in technology and cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax benefit from continuing operations of $174,000 was recorded for the nine months ended March 31, 2020, compared to a tax benefit of $554,000 for the nine months ended March 31, 2019. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the United States. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax benefit in the both periods was primarily the result of decreases in valuation of certain investments held by USCAN, which reduced the related deferred tax liability.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, for the nine months ended March 31, 2020, was $338,000, compared to net income from discontinued operations, net of tax, for the nine months ended March 31, 2019, of $149,000. Revenue from base advisory fees was lower in the current period due to the closure in July 2019 of one of the mutual funds managed by Galileo, the closure in September 2019 of the ETF managed by Galileo, and the current period including only eight months of revenue prior to closing of the sale. There were no performance fees for Galileo clients received in the current period compared to $870,000 received in the corresponding period in the prior year, decreasing revenue by $870,000. Galileo received performance fees from certain clients when market appreciation or realized net gains exceeded established benchmarks. The decrease in revenue from the prior period was somewhat offset by lower expenses, primarily due to lower fund expenses, lower compensation due to a decrease in employees, and the current period including only eight months of expenses prior to closing of the sale. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information on this transaction and the results from Galileo operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, the Company had net working capital (current assets minus current liabilities) of approximately $8.8 million and a current ratio (current assets divided by current liabilities) of 7.5 to 1. With approximately $2.1 million in cash and cash equivalents and approximately $9.3 million in unrestricted securities at fair value, the Company has adequate liquidity to meet its current obligations. Total U.S. Global Investors, Inc. shareholders’ equity is approximately $15.3 million, with cash, cash equivalents, and unrestricted marketable securities comprising 67.9 percent of total assets.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The interest rate on the loan is one percent fixed, and the maturity date is April 12, 2022. Payment terms are to make seventeen consecutive monthly payments of principal and interest in an amount sufficient to fully amortize the loan over the remaining term, commencing six months after the effective date, and a final payment on the earliest of the acceleration of the promissory note; or the maturity date.

A key feature of the PPP is that loan proceeds used by borrowers to pay certain expenses during a specified eight-week period (the covered period) are eligible to be forgiven.

●	Forgiveness is available to the extent proceeds are used to pay payroll, rent or interest on mortgages, and utilities during the covered period.
●	In addition, the CARES Act provides that any amounts forgiven pursuant to this rule are not taxable (i.e., no cancellation of debt income for the borrower).
●

The amount of loan forgiveness available to the borrower is reduced if the borrower does not retain its employees or cuts their salaries by more than 25% (not including salaries of highly paid employees).

●

A reduction in workforce is measured by comparing the average number of full-time employee equivalents (FTEEs) during the period following the loan to a prior equivalent period in either 2019 or early “pre-COVID 2019 period” in 2020.

●

Loan forgiveness is reduced by the same percentage the FTEEs are found to have been reduced. A borrower that rehires employees or reverses salary reductions by June 30, 2020, can generally avoid having its loan forgiveness amount reduced.

Except for the loan received in April 2020, the Company has no borrowings or long-term liabilities except for lease obligations. The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2020, and the Company intends to renew annually. The credit facility is collateralized by $1 million at March 31, 2020, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2020, the credit facility remains unutilized by the Company.

The effects of the global COVID-19 pandemic are still evolving. There has been an adverse effect on global and domestic financial markets, which adversely affects the Company’s assets under management and thus revenue and also the valuation of the Company’s corporate investments. It is early to determine the long-term impact of current circumstances on the Company’s business. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to our business and investments, including a material reduction in our results of operations.

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2020, and management anticipates that the contracts will be renewed. The investment advisory contracts between the Company and the ETFs expire in September 2020, and management anticipates that the contracts will be renewed.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2020, but may be suspended or discontinued at any time. Cash and unrestricted marketable securities of approximately $11.4 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

The effects of the global COVID-19 pandemic are still evolving. There has been an adverse effect on global and domestic financial markets, which may continue for an undetermined period. This adversely affects assets under management and thus the Company’s revenues and operating results.

Performance Fees

USGIF advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three and nine months ended March 31, 2020, the Company realized a decrease in its USGIF base advisory fee of $79,000 and $391,000, respectively, due to these performance adjustments. For the three and nine months ended March 31, 2019, the Company realized a decrease in its USGIF base advisory fee of $110,000 and $372,000, respectively, due to these performance adjustments.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of March 31, 2020, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at March 31, 2020	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change
Securities at fair value ¹	$9,480	25% increase	$11,850
		25% decrease	$7,110

[1]	Unrealized and realized gains and losses on securities at fair value are included in earnings in the Consolidated Statements of Operations.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

The effects of the global COVID-19 pandemic are still evolving. There has been an adverse effect on global and domestic financial markets, which may continue for an undetermined period. This not only adversely affects the Company’s assets under management but also the valuation of the Company’s corporate investments.

A significant portion of securities at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at approximately $1.3 million at March 31, 2020. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland and Sweden. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. Cryptocurrency mining is still considered an early stage high-risk industry, and the nature of mining is expected to evolve. There is potential for significant continued volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

In addition to the securities at fair value shown in the table above, the Company has an equity method investment in Galileo Technology and Blockchain LP valued at approximately $150,000 as of March 31, 2020. As discussed further in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the Galileo Technology and Blockchain LP, a Canadian limited partnership managed by Galileo, has investments concentrated in technology and cryptocurrency mining stocks. As noted above, exposure to the cryptocurrency industry may result in volatility in the valuation of this investment. Under the equity method, the Company’s proportional share of the LP’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by expenses, is recognized in the Company’s earnings. The potential significant volatility the valuation of the LP’s investments could cause the its net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2020.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following modifications to risk factors is intended to supplement and should be read along with the discussion of other risk factors which could affect the Company included in Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2019.

Additional Risk Factor:

Natural disasters, global pandemics and other unpredictable events could adversely affect our operations.

Natural disasters, outbreaks of epidemics, terrorist attacks, extreme weather events or other unpredictable events could adversely affect our revenues, expenses, and net income by:

●	decreasing investment valuations in, and returns on, the investment portfolios that we manage and our corporate portfolio, thus causing reductions and volatility in revenue,
●	causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive,
●	incapacitating or reducing the availability of key personnel necessary to conduct our business activities,
●	interrupting the Company’s business operations or those of critical service providers,
●	triggering technology delays or failures, and
●	requiring substantial capital expenditures and operating expenses to remediate damage, replace our facilities, and restore our operations.

The Company’s business operations are concentrated in San Antonio, Texas. The Company has developed various backup systems and contingency plans but cannot be assured that those preparations will be adequate in all circumstances that could arise, or that material interruptions and disruptions will not occur. The Company also relies to varying degrees on outside vendors for service delivery in addition to technology and disaster contingency support, and there is a risk that these vendors will not be able to perform in an adequate and timely manner. If the Company loses the availability of employees, or if it is unable to respond adequately to such an event in a timely manner, revenues, expenses, and net income could be negatively impacted.

Specifically, the effects of the outbreak of the novel coronavirus (COVID-19) since December 2019 have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt the Company’s operations and the Company’s clients' operations, which could have an adverse effect on the Company’s business, financial condition and results of operations. Although the long-term effects of the current pandemic cannot currently be predicted, previous occurrences of other pandemic and epidemic diseases had an adverse effect on the economies of those countries in which they were most prevalent. A recurrence of an outbreak of any kind of epidemic, communicable disease or virus or major public health issue could cause a slowdown in the levels of economic activity generally, which would adversely affect the Company’s business, financial condition and operations

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased[1]	Total Amount Purchased	Average Price Paid Per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plan[3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-20 to 01-31-20	-	$-	$-	-	$2,750
02-01-20 to 02-29-20	1,000	1	$1.30	1,000	$2,749
03-01-20 to 03-31-20	68,420	67	$0.98	68,420	$2,682
Total	69,420	$68	$0.98	69,420

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

U.S. GLOBAL INVESTORS, INC.

DATED:	May 14, 2020	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 14, 2020	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer