Form 10-K
period 2020-06-30
U S GLOBAL INVESTORS INC
filed 2020-09-10
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☐       No ☒

The aggregate market value of the 10,607,711 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $15,275,104, based on the last sale price quoted on NASDAQ as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 4,177 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2019 (based on the last sale price of the class C common stock in a private transaction) was $1,044. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 28, 2020, there were 13,866,913 shares of Registrant’s class A nonvoting common stock issued and 13,011,860 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,635 shares of Registrant’s class C voting common stock issued and outstanding.

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

2.

Corporate Investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. The Company holds a significant amount of its total assets in investments.

As part of its investment management business, the Company provides: (1) investment advisory services and (2) administrative services to the mutual funds advised by the Company. The fees from these services, as well as investment income, are the primary sources of the Company’s revenue.

Prior to December 31, 2019, the Company also reported a business segment for investment management services in Canada. The Company, through its Canadian subsidiary U.S. Global Investors (Canada) Limited (“USCAN”), owned a 65 percent controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm which offers investment management products and services in Canada. USCAN entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, agreed to purchase back all of its common shares owned by the USCAN for $1.0 million (Canadian). The transaction was subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. The transaction closed effective March 2, 2020. See further discussion of this former subsidiary in the Notes to the Consolidated Financial Statements at Note 3, Discontinued Operations, of this Annual Report on Form 10-K.

Lines of Business

Lines of business on a continuing operations basis are discussed below.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. The Board of Trustees of USGIF will meet to consider the agreement renewal in September 2020. Management anticipates that the advisory agreement will be renewed.

In addition to providing advisory services to USGIF, the Company provides advisory services to two ETFs. U.S. Global Jets ETF commenced operations in April 2015, and U.S. Global GO GOLD and Precious Metal Miners ETF commenced operations in June 2017. The advisory agreement for the ETFs has been renewed through September 2021.

Net assets under management on June 30, 2020, and June 30, 2019, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2020	June 30, 2019
(dollars in thousands)
U.S. Global Investors Funds
Natural Resources
Global Resources	PSPFX	$45,899	$60,805
World Precious Minerals	UNWPX	87,275	72,144
Gold and Precious Metals	USERX	133,277	102,440
Total Natural Resources		266,451	235,389
International Equity
Emerging Europe	EUROX	23,910	33,855
China Region	USCOX	12,640	15,247
Total International Equity		36,550	49,102
Fixed Income
U.S. Government Securities Ultra-Short Bond	UGSDX	41,300	45,254
Near-Term Tax Free	NEARX	41,383	45,667
Total Fixed Income		82,683	90,921
Domestic Equity
Holmes Macro Trends	MEGAX	28,453	36,224
All American Equity	GBTFX	11,760	13,969
Total Domestic Equity		40,213	50,193
Total U.S. Global Investors Funds		425,897	425,605

ETF Clients
U.S. Global Jets ETF	JETS	1,201,641	69,557
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	86,210	14,907
Total ETF Clients		1,287,851	84,464
Total AUM		$1,713,748	$510,069

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. The Board of Trustees of USGIF will meet to consider the agreement renewal in September 2020. Management anticipates that the administrative services agreement will be renewed.

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

Employees

As of June 30, 2020, U.S. Global and its wholly-owned subsidiaries employed 21 full-time employees and 2 part-time employees. The Company considers its relationship with its employees to be good.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2019 there were approximately 9,400 domestically registered open-end investment companies and approximately 2,200 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

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

Success in the investment advisory business is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the Funds and ETFs effectively. Operating revenues from management and administrative services fees are based on the assets of the funds under management. Costs of distribution and compliance continue to put pressure on profit margins for the mutual fund industry.

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

Supervision and Regulation

The Company and the clients the Company manages and administers operate under certain laws, including federal and state securities laws, governing their organization, registration, operation, legal, financial, and tax status. Among the potential penalties for violation of the laws and regulations applicable to the Company are fines, imprisonment, injunctions, revocation of registration, and certain additional administrative sanctions. Any determination that the Company or its management has violated applicable laws and regulations could have a material adverse effect on the business of the Company. Moreover, there is no assurance that changes to existing laws, regulations, or rulings promulgated by governmental entities having jurisdiction over the Company and its clients will not have a material adverse effect on the Company’s business. The Company has no control over regulatory rulemaking or the consequences it may have on the mutual fund and investment advisory industry.

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

U.S. Global manages clients’ portfolios on a discretionary basis, with the authority to enter into security transactions, select broker-dealers to execute trades, and negotiate brokerage commissions. The Company may receive soft dollar credits from certain broker-dealers that are used to pay for research and related services or products, which therefore has the effect of reducing certain operating expenses. These soft dollar arrangements are intended to be within the safe harbor provisions of the Securities Exchange Act of 1934. If the ability to use soft dollar arrangements were reduced or eliminated as a result of statutory amendments, new regulations or change in business practices, the Company’s operating expenses would increase.

Relationships with Clients

The business of the Company is to a very significant degree dependent on its association and contractual relationship with USGIF. In the event the advisory or administrative agreements with USGIF are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global considers its relationships with the Funds to be good, and management has no reason to believe that the management and service contracts will not be renewed in the future; however, there is no assurance that USGIF will choose to continue its relationship with the Company.

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

Specifically, the effects of the outbreak of the novel coronavirus (COVID-19) since December 2019 have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt the Company’s operations and the Company’s clients' operations, which could have an adverse effect on the Company’s business, financial condition and results of operations. Although the long-term effects of the current pandemic cannot currently be predicted, previous occurrences of other pandemic and epidemic diseases had an adverse effect on the economies of those countries in which they were most prevalent. A recurrence of an outbreak of any kind of epidemic, communicable disease or virus or major public health issue could cause a slowdown in the levels of economic activity generally, which would adversely affect the Company’s business, financial condition and operations.

Difficult market conditions can adversely affect the Company by reducing the market value of the assets we manage or causing shareholders to make significant redemptions.

Changes in economic or market conditions may adversely affect the profitability, performance of and demand for the Company’s investment products and services. Under the Company’s advisory fee arrangements, the fees received are primarily based on the market value of assets under management. Accordingly, a decline in the price of securities held in funds under management would be expected to cause revenues and net income to decline, which would result in lower advisory fees, or cause increased shareholder redemptions in favor of investments they perceive as offering greater opportunity or lower risk, which redemptions would also result in lower advisory fees. The ability of the Company to compete and grow is dependent on the relative attractiveness of the types of investment products the Company offers and its investment performance and strategies under prevailing market conditions.

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

The Company currently has a substantial portion of its assets in corporate investments. These investments are subject to investment market risk, and investment income could be adversely affected by the realization of losses upon disposition of investments or the recognition of significant unrealized losses or impairments. Fluctuations in investment income are expected to continue in the future.

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

The Company is subject to a variety of federal securities laws and agencies, including, but not limited to, the Advisers Act, the Investment Company Act, the S-Ox Act, the Gramm-Leach-Bliley Act of 1999, the Bank Secrecy Act of 1970, as amended, the USA PATRIOT Act of 2001, the SEC, FINRA, and NASDAQ. Moreover, financial reporting requirements and the processes, controls, and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.

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

The Company is subject to financial services laws, regulations, corporate governance requirements, administrative actions and policies. During the past two decades, federal securities laws have been substantially augmented and made significantly more complex by the S-Ox Act, the USA PATRIOT Act of 2001, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). With new laws and changes in interpretations and enforcement of existing requirements, the associated time the Company must dedicate to, and related costs the Company must incur in, meeting the regulatory complexities of the business have increased. In order to comply with these requirements, the Company has had to expend additional time and resources. Future changes in financial institution regulation may increase the costs of compliance and the complexity of operations.

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

We have certain corporate investments held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue we receive.

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

Holders

On August 28, 2020, there were approximately 147 holders of record of class A common stock, no holders of record of class B common stock, and 24 holders of record of class C common stock.

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

For the quarter ended June 30, 2020, the Company purchased a total of 32,901 class A shares using cash of $39,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2020. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2020.

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased[1]	Total Amount Purchased	Average Price Paid Per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plan[3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

04-01-20 to 04-30-20	28,901	$30	$0.98	28,901	$2,652
05-01-20 to 05-31-20	1,000	2	$1.02	1,000	$2,650
06-01-20 to 06-30-20	3,000	7	$1.85	3000	$2,643
Total	32,901	$39	$1.18	32,901

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
3.

The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2020. The total dollar amount of shares that may be repurchased in 2020 under the renewed program is $2.75 million.

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

Spot gold finished the fiscal year ended June 30, 2020, at $1,780.96, up slightly more than 26 percent from June 30, 2019. The price climb was fairly steady with only four down price months but tended to accelerate its gains as the COVID-19 virus took hold of the world’s economic outlook in the second half of the year. Unemployment has spiked with the various lockdowns across the U.S. to try and avoid spreading the virus. Some consumers can work from home but a host of other business in retail and particularly travel have been decimated. Relief in the form of direct cash to businesses and consumers from the government has been mobilized to try and shore up the economy, but it is not known how long this can be sustained. Coinciding with the virus wave, Saudi Arabia sought to kill off the lucrative U.S. oil fracking industry, which has essentially given the U.S. energy independence from imports, by flooding the market with oil. Oil futures for physical delivery went negative for several days as storage capacity around the world filled and there was nowhere left to physically store the oil. With the reduced driving from people desiring to stay at home, energy demand has tumbled. Job losses and bankruptcies in the oil and gas industry and others may push the Federal Reserve to test the limits of Modern Monetary Theory. The uncertainty associated with all this financial disruption has investors turning to gold to protect their purchasing power as government spending to shore up the economy is expanding dramatically.

The Company’s emerging markets products saw diverging trends. Eastern European markets were only able to recover about half their losses after the initial COVID-19 wave that swept through, leaving them down almost 19 percent for the year. Despite all the trade tension between the U.S. and China, our China Region Fund finished the year with a slight gain. Much of their region has already come out of the first virus wave, and they have vastly more financial resources than Eastern Europe to weather the disruption.

The COVID-19 virus has created significant political tension in the U.S. with China as the upcoming presidential election approaches. With an annualized 32.9 percent decline in GDP for the June 2020 quarter, the current administration is eager to get the economy growing again and pushed to reopen the economy. Civil unrest has also increased, which has only helped to crystallize the divide over inequality, racial and social injustice. There is likely to be a demand for expanded social services that will be funded through taxes at a time when there is great financial stress. We would expect the U.S. dollar to decline in value, which will lead to a rise in commodity prices and be a boost to emerging markets currencies.

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

Assets in the U.S. Global Jets ETF (“Jets ETF”) (ticker JETS) started to accelerate in the latter part of March 2020, continuing through fiscal year-end. Assets in the Jets ETF were $1.2 billion and $70.0 million at June 30, 2020, and 2019, respectively. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have declined, including stocks in which the Jets ETF invests, this ETF has attracted inflows.

To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expense, by setting relatively low base salaries with bonuses that are tied to fund and Company performance. Thus, the Company’s expense model somewhat expands and contracts with asset swings and performance.

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

2.

Corporate investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. The Company holds a significant amount of its total assets in investments.

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2020	June 30, 2019
Investment Management Services
USGIF	$425,897	$425,605
ETF Clients	1,287,851	84,464
Total AUM	$1,713,748	$510,069

On June 30, 2020, total AUM as of period end was $1.7 billion compared to $510 million on June 30, 2019, an increase of $1.2 billion, or 236.0 percent. The increase was primarily due to inflows into ETF clients, primarily the U.S. Global Jets ETF (“Jets ETF”).

During fiscal year 2020, average AUM was $699.5 million compared to $529.0 million in fiscal year 2019, an increase of 32.2 percent. The increase was primarily due to inflows into the Jets ETF, resulting in an increase in assets, that accelerated starting in the latter part of March 2020, continuing through the June 2020 fiscal year-end. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have experienced declines and volatility, including stocks in which the Jets ETF invests, this ETF has attracted inflows. The increase in average assets in Jets ETF in the current year was partially offset by lower average assets in USGIF, as discussed in more detail below.

The following is a brief discussion of the Company’s two business segments on a continuing operations basis.

Investment Management Services

In fiscal year 2020, the Company generated a majority of its operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $2.7 million and $2.9 million in fiscal 2020 and fiscal 2019, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and the USGIF funds do not currently charge a redemption fee.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2020 and 2019, the Company adjusted its base advisory fees downward by $525,000 and $544,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $118,000, or 4.4 percent, in fiscal year 2020 compared to fiscal year 2019, primarily as a result of a decrease in average assets under management primarily driven by shareholder redemptions.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

●	market appreciation or depreciation;
●	the addition of new fund shareholder accounts;
●	fund shareholder contributions of additional assets to existing accounts;
●	withdrawals of assets from and termination of fund shareholder accounts;
●	exchanges of assets between accounts or products with different fee structures; and
●	the amount of fees voluntarily reimbursed.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2020 and 2019.

	2020
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$334,684	$90,921	$425,605
Market appreciation	53,103	1,535	54,638
Dividends and distributions	(2,973)	(984)	(3,957)
Net shareholder redemptions	(41,600)	(8,789)	(50,389)
Ending Balance	$343,214	$82,683	$425,897
Average investment management fee	0.96%	0.01%	0.76%
Average net assets	$322,452	$86,572	$409,024

	2019
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$389,442	$106,231	$495,673
Market appreciation (depreciation)	(17,957)	1,769	(16,188)
Dividends and distributions	(20,774)	(1,275)	(22,049)
Net shareholder redemptions	(16,027)	(15,804)	(31,831)
Ending Balance	$334,684	$90,921	$425,605
Average investment management fee	0.97%	0.01%	0.75%
Average net assets	$332,833	$98,063	$430,896

As shown above, average assets under management for USGIF decreased in fiscal year 2020 compared to fiscal year 2019. The decrease in average assets under management in fiscal year 2020 was primarily due to shareholder redemptions across all sectors of funds. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions).

Period-end assets in USGIF increased slightly in total. The gold and precious minerals funds increased in net assets since the prior year-end, primarily due to market appreciation, while fixed income and other equity funds declined.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 76 basis points in fiscal year 2020 and 75 basis points in fiscal year 2019. The average investment management fee for equity funds in fiscal year 2020 and 2019 was 96 and 97 basis points, respectively. The average investment management fee for the fixed income funds was 1 basis point for both fiscal year 2020 and 2019. The low fee rate for the fixed income funds is due to voluntary fee waivers on these funds as discussed in Note 5, Investment Management and Other Fees, in the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company also serves as investment advisor to two exchange-traded fund clients: U.S. Global Jets ETF and U.S. Global GO GOLD and Precious Metal Miners ETF. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded advisory fees from the ETF clients totaling $1.7 million and $588,000 in fiscal 2020 and fiscal 2019, respectively. As noted above, assets in both ETFs increased in fiscal 2020, primarily in the Jets ETF. Information on the ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the cost, unrealized gain or loss, and fair value on investments recorded at fair value as of June 30, 2020, and June 30, 2019.

Securities at Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
(dollars in thousands)
Securities at fair value[1]	$12,928	$(1,464)	$11,464
Total at June 30, 2020	$12,928	$(1,464)	$11,464

Securities at fair value[1]	$14,640	$547	$15,187
Total at June 30, 2019	$14,640	$547	$15,187

1.	Changes in unrealized and realized gains and losses on securities at fair value are included in earnings in the statement of operations.

The investments shown above include investments at fair value of $7.0 million and $8.8 million, as of June 30, 2020, and 2019, respectively, invested in USGIF funds the Company advised.

Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	unrealized gains and losses on fair valued securities;
●	realized foreign currency gains and losses;
●	realized gains and losses on sale of subsidiary;
●	impairments and observable price changes on equity investments without readily determinable fair values; and
●	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal year 2020, the Company had a total investment loss of $2.2 million, compared to a $1.6 million investment loss in fiscal year 2019. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A significant portion of the securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $2.4 million at June 30, 2020, and $3.6 million at June 30, 2019. HIVE is discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. Frank Holmes, CEO, is the non-executive chairman of HIVE. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

In addition to the investments above, as of June 30, 2020, and 2019, the Company owned other investments of approximately $1.3 million and $1.4 million, respectively, classified as securities without readily determinable fair values. The Company also held notes receivable of approximately $199,000 at June 30, 2019.

The Company also held an investment of approximately $158,000 and $309,000 as of June 30, 2020, and 2019, respectively, accounted for under the equity method of accounting. This investment was in the Galileo Technology and Blockchain LP, a Canadian limited partnership managed by Galileo Global Equity Advisors Inc. (“Galileo”). During fiscal 2019, the Company was also invested in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Income (loss) from these equity method investments was ($142,000) and $23,000 for fiscal years 2020 and 2019, respectively. See further discussion on these equity method investments in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Year Ended June 30,
(dollars in thousands, except per share data)	2020	2019
Loss from Continuing Operations	$(4,464)	$(3,292)

Loss from Discontinued Operations	(338)	(147)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	(118)	(51)
Net Loss Attributable from Discontinued Operations to U.S. Global Investors, Inc.	(220)	(96)

Net Loss Attributable to U.S. Global Investors, Inc.	$(4,684)	$(3,388)

Weighted average number of outstanding shares
Basic	15,108,394	15,138,351
Effect of dilutive securities :
Employee stock options	-	-
Diluted	15,108,394	15,138,351

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Loss per Share
Loss from continuing operations	$(0.30)	$(0.22)
Loss from discontinued operations	$(0.01)	$-
Net loss	$(0.31)	$(0.22)
Diluted Net Loss per Share
Loss from continuing operations	$(0.30)	$(0.22)
Loss from discontinued operations	$(0.01)	$-
Net loss	$(0.31)	$(0.22)

Year Ended June 30, 2020, Compared with Year Ended June 30, 2019

The Company posted a net loss attributable to U.S. Global Investors, Inc., as shown in the Consolidated Statements of Operations, of $4.7 million ($0.31 per share loss) for the year ended June 30, 2020, compared with a net loss attributable to U.S. Global Investors, Inc. of $3.4 million ($0.22 per share loss) for the year ended June 30, 2019, an increase in loss of approximately $1.3 million. The increase in loss is primarily due to a decrease in tax benefit, an increase in investment loss resulting from unrealized losses and a decrease in income from equity method investments, somewhat offset by a decrease in operating loss due to an increase in assets under management, as discussed further below.

Operating Revenues

(dollars in thousands)	2020	2019	$ Change	% Change
Investment advisory fees - USGIF:
Natural resources funds	$1,779	$1,812	$(33)	(1.8%)
International equity funds	464	450	14	3.1%
Domestic equity funds	316	418	(102)	(24.4%)
Fixed income funds	9	6	3	50.0%
Total investment advisory fees - USGIF	2,568	2,686	(118)	(4.4%)
ETF advisory fees	1,743	588	1,155	196.4%
Total advisory fees	4,311	3,274	1,037	31.7%
USGIF administrative services fees	165	185	(20)	(10.8%)
Total Operating Revenues	$4,476	$3,459	$1,017	29.4%

Total consolidated operating revenues for the year ended June 30, 2020, increased $1.0 million, or 29.4 percent, compared with the year ended June 30, 2019. This increase was primarily attributable to the following:

●

Advisory fees increased by $1.0 million, or 31.7 percent, primarily as the result of higher ETF assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

o

Base management fees increased approximately $1.0 million. ETF unitary management fees increased due to an increase in ETF average assets under management, primarily in the Jets ETF. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have experienced declines and volatility, including stocks in which the Jets ETF invests, this ETF has attracted inflows. Base fees for USGIF decreased primarily as a result of lower average assets under management, primarily due to shareholder redemptions.

o

Performance fee adjustments for USGIF paid out in the current year were $525,000 compared to $544,000 paid out in the prior year, a positive change of $19,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

●

Administrative services fees decreased by $20,000, or 10.8 percent, primarily as a result of lower net assets under management upon which these fees are based in the current period. These fees are paid by USGIF based on average daily net assets for administrative services provided by the Company to the Funds.

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from two sources: USGIF advisory fees and exchange-traded fund advisory fees. In fiscal year 2020, these sources accounted for 57.4 percent and 38.9 percent, respectively, of the Company’s operating revenues.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2020 and 2019, the Company adjusted its base advisory fees downward by $525,000 and $544,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $118,000, or 4.4 percent, in fiscal year 2020 compared to fiscal year 2019, primarily as a result of a decrease in average assets under management driven by shareholder redemptions.

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

The Company also serves as investment advisor to two exchange-traded fund clients: U.S. Global Jets ETF and U.S. Global GO GOLD and Precious Metal Miners ETF. The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company recorded advisory fees from the ETF clients of $1.7 million and $588,000 in fiscal years 2020 and 2019, respectively, due to an increase in assets as discussed above

Operating Expenses

(dollars in thousands)	2020	2019	$ Change	% Change
Employee compensation and benefits	$2,840	$2,884	$(44)	(1.5%)
General and administrative	3,663	2,920	743	25.4%
Advertising	174	198	(24)	(12.1%)
Depreciation and amortization	202	214	(12)	(5.6%)
Total	$6,879	$6,216	$663	10.7%

Total operating expenses increased $663,000, or 10.7 percent, compared with the previous fiscal year. This increase was primarily attributable to an increase in general and administrative expenses, somewhat offset by decrease in employee compensation and benefits, as described below.

Employee Compensation and Benefits. Employee compensation and benefits decreased $44,000, or 1.5 percent, in fiscal year 2020, primarily as a result of a decrease in employee salaries, somewhat offset by higher performance bonuses.

General and Administrative. General and administrative expenses increased $743,000, or 25.4 percent, in fiscal year 2020, primarily due to increased fund and sales promotion expenses, primarily related to the ETFs.

Other Income (Loss)

(dollars in thousands)	2020	2019	$ Change	% Change
Investment loss	$(2,211)	$(1,582)	$(629)	(39.8%)
Income (loss) from equity method investments	(142)	23	(165)	(717.4%)
Other income	117	47	70	148.9%
Total Other Income (Loss)	$(2,236)	$(1,512)	$(724)	(47.9%)

Total consolidated other income (loss) for the year ended June 30, 2020, decreased $724,000, or 47.9 percent, compared with the year ended June 30, 2019. The decrease was primarily due to the following components and factors:

●

Investment loss was $2.2 million for the year ended June 30, 2020, compared to investment loss of $1.6 million for the year ended June 30, 2019, an increase in loss of approximately $629,000. Investment income (loss) is dependent on market fluctuations and does not remain at a consistent level.

o

The current year had net unrealized losses of $2.0 million, realized gains from sales of $151,000, and $285,000 in impairment losses compared to the prior year, which had net unrealized losses of $1.8 million, realized gains from sales of $23,000, and $114,000 in impairment losses.

o

The $151,000 realized gain in the current year was from the sale of Galileo. As noted previously, USCAN had held a 65 percent controlling interest in Galileo. Galileo, pursuant to a capital restructuring, agreed to purchase back all of its common shares owned by the USCAN. This transaction closed in March 2020. See further information on this transaction in Note 3, Discontinued Operations, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

o

Also, realized foreign currency loss was $232,000 and $26,000 in the current and prior fiscal year, respectively. The current year foreign currency loss includes $228,000 in foreign currency losses released from other comprehensive income (loss) upon the sale of Galileo.

o	Dividend and interest income decreased from the prior period by $158,000, primarily due to certain interest-producing investments being redeemed or paid off.
o

Note that a significant portion of corporate investments is held in an equity security in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

●

The Company recorded a loss from equity method investments of $142,000 for the year ended June 30, 2020, compared to $23,000 income for the year ended June 30, 2019, a negative change of approximately $165,000. The investments were in Galileo offerings and concentrated in technology and cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes

A tax benefit from continuing operations of $175,000 was recorded for the year ended June 30, 2020, compared to a tax benefit of $977,000 for the year ended June 30, 2019. The tax benefit in the current period is primarily the result of a decline in valuation of certain investments held by U.S. Global Investors (Canada) Limited, somewhat offset by an increase in valuation allowance.

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes. Note that the Company currently has net operating loss carryovers in most jurisdictions, including the U.S.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance to fully reserve for the net operating loss carryforward, other carryovers and certain book/tax differences in the balance sheet is included in the net deferred tax balances in the amount of $2.8 million at June 30, 2020, and $1.9 million at June 30, 2019. In assessing the valuation allowance, the Company considered, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, and the duration of statutory carry back and carry forward periods.

Loss from Discontinued Operations

Loss from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, was $338,000 and $147,000 for the years ended June 30, 2020, and 2019, respectively. See Note 3, Discontinued Operations, to the Consolidated Financial Statements of this Annual Report on Form 10-K, for further information on this transaction and the results from Galileo operations. Galileo’s advisory fee revenue, which consisted of base advisory fees and performance fees, decreased from approximately $1.5 million in fiscal 2019 to $235,000 for the eight months through the March 2, 2020, closing date of sale. Galileo’s revenue from base advisory fees was lower in the current period due to the closure in July 2019 of one of the mutual funds managed by Galileo, the closure in September 2019 of the ETF managed by Galileo, and the current period including only eight months of revenue prior to closing of the sale. Performance fees also declined as there were no performance fees for Galileo clients received in the current period compared to $921,000 received in the corresponding period in the prior year. Galileo received performance fees from certain clients when market appreciation or realized net gains exceeded established benchmarks. The decrease in revenue from the prior period was somewhat offset by lower expenses, primarily due to lower fund expenses, lower compensation due to a decrease in employees, and the current period including only eight months of expenses prior to closing of the sale.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2020, is as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(dollars in thousands)
Operating lease obligations	$97	$53	$44	$-	$-
Contractual obligations	414	346	68	-	-
Total	$511	$399	$112	$-	$-

Operating leases consist of office equipment. Contractual obligations primarily consist of agreements for services used in daily operations and for marketing and distribution. Other contractual obligations not included in this table consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2020 through September 2020, at which time the Board of Directors will consider continuation of the dividend. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2020 to September 2020 will be approximately $113,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2020.

Liquidity and Capital Resources

At June 30, 2020, the Company had net working capital (current assets minus current liabilities) of approximately $8.5 million and a current ratio (current assets divided by current liabilities) of 5.2 to 1. With approximately $1.9 million in cash and cash equivalents and $11.4 million in unrestricted securities recorded at fair value, which together comprise approximately 71 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity attributable to U.S. Global Investors, Inc. was approximately $16.8 million.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The interest rate on the loan is one percent fixed, and the maturity date is April 12, 2022. Payment terms are to make seventeen consecutive monthly payments of principal and interest in an amount sufficient to fully amortize the loan over the remaining term, commencing six months after the effective date, and a final payment on the earliest of the acceleration of the promissory note; or the maturity date. The PPP Loan contains events of default and other provisions customary for a loan of this type.

A key feature of the PPP is that loan proceeds used by borrowers to pay certain expenses during a specified period following origination of the loan may qualify to be forgiven. The Company is not yet able to determine the amount that might be forgiven due to evolving guidance. As of June 30, 2020, the Company was in full compliance with all covenants with respect to the PPP Loan.

The Company’s primary commitment going forward is for operating expenses. The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit facility is collateralized by approximately $1 million, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2020, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF expire in September 2020. The Board of Trustees of USGIF will meet to consider the agreement renewals in September 2020. Management anticipates that these agreements will be renewed. The advisory agreement for the ETFs has been renewed through September 2021.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2020, but may be suspended or discontinued at any time. Cash and unrestricted marketable securities of approximately $13.4 million are available to fund current activities.

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

Until March 2, 2020, the Company, through USCAN, owned 65 percent of the issued and outstanding shares of Galileo and represented controlling interest of Galileo. Galileo was consolidated with USCAN and the non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 Investment Management and Other Fees to the Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary.

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

The Company currently holds a variable interest in a fund organized as a limited partnership advised by Galileo, and during fiscal year 2019 held a variable interest in another fund advised by Galileo, but these entities do not qualify as VIEs. Since they are not VIEs, the Company evaluated if it should consolidate them under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the entities and, therefore, does not consolidate them. However, the Company was considered to have the ability to exercise significant influence. Thus, the investments have been accounted for under the equity method of accounting.

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

The effects of the global COVID-19 pandemic are still evolving. There has been an adverse effect on global and domestic financial markets, which may continue for an undetermined period. This may adversely affect assets under management and thus the Company’s revenues and operating results. Market declines also affect the valuation of the Company’s corporate investments, which also adversely affects the Company’s balance sheet and results of operations.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the years ended June 30, 2020 and 2019, the Company realized a decrease in its USGIF base advisory fee of $525,000 and $544,000, respectively, due to these performance adjustments.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of June 30, 2020, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at June 30, 2020	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change
Securities at fair value[1]	$11,464	25% increase	$14,330
		25% decrease	$8,598

1.	Changes in unrealized and realized gains and losses on securities at fair value are included in earnings in the Consolidated Statements of Operations.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

A significant portion of the securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $2.4 million at June 30, 2020. HIVE is discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

The Company also has an equity method investment in Galileo Technology and Blockchain LP in the amount of $158,000 at June 30, 2020, which has investments in the technology and cryptocurrency mining industries. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility in the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

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

Shareholders and Board of Directors

U.S. Global Investors, Inc.

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) and subsidiaries as of June 30, 2020 and 2019, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

September 10, 2020

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2020	June 30, 2019
(dollars in thousands)
Current Assets
Cash and cash equivalents	$1,936	$1,466
Restricted cash	1,025	1,025
Investments in securities at fair value	6,322	8,021
Accounts and other receivables	974	309
Note receivable	-	199
Prepaid expenses	285	293
Total assets held related to discontinued operations	-	1,780
Total Current Assets	10,542	13,093

Net Property and Equipment	1,506	1,708

Other Assets
Investments in securities at fair value, non-current	5,142	7,166
Other investments	1,283	1,404
Equity method investments	158	309
Right of use assets	93	-
Other assets, non-current	92	64
Total Other Assets	6,768	8,943
Total Assets	$18,816	$23,744
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$29	$31
Accrued compensation and related costs	360	311
Dividends payable	113	113
Lease liability, short-term	50	-
Other accrued expenses	1,015	496
Note payable, current	442	-
Total liabilities held related to discontinued operations	-	481
Total Current Liabilities	2,009	1,432

Long-Term Liabilities
Deferred tax liability	-	133
Lease liability, long-term	43	-
Total Long-Term Liabilities	43	133
Total Liabilities	2,052	1,565

Commitments and Contingencies (Note 19)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,913 shares and 13,866,751 shares at June 30, 2020, and June 30, 2019, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,635 shares and 2,068,797 shares at June 30, 2020, and June 30, 2019, respectively	52	52
Additional paid-in-capital	15,623	15,646
Treasury stock, class A shares at cost; 855,432 shares and 804,959 shares at June 30, 2020, and June 30, 2019, respectively	(1,879)	(1,888)
Accumulated other comprehensive income (loss), net of tax	(4)	(206)
Retained earnings	2,625	7,761
Total U.S. Global Investors Inc. Shareholders’ Equity	16,764	21,712
Non-Controlling Interest in Subsidiary	-	467
Total Shareholders’ Equity	16,764	22,179
Total Liabilities and Shareholders’ Equity	$18,816	$23,744

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2020	2019
Operating Revenues
Advisory fees	$4,311	$3,274
Administrative services fees	165	185
	4,476	3,459
Operating Expenses
Employee compensation and benefits	2,840	2,884
General and administrative	3,663	2,920
Advertising	174	198
Depreciation and amortization	202	214
	6,879	6,216
Operating Loss	(2,403)	(2,757)
Other Income (Loss)
Investment loss	(2,211)	(1,582)
Income (loss) from equity method investments	(142)	23
Other income	117	47
	(2,236)	(1,512)
Loss from Continuing Operations Before Income Taxes	(4,639)	(4,269)
Provision for Income Taxes
Tax benefit	(175)	(977)
Loss from Continuing Operations	(4,464)	(3,292)
Discontinued Operations
Loss from discontinued operations of investment management services in Canada before income taxes	(338)	(147)
Tax benefit	-	-
Loss from Discontinued Operations	(338)	(147)
Net Loss	(4,802)	(3,439)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	(118)	(51)
Net Loss Attributable to U.S. Global Investors, Inc.	$(4,684)	$(3,388)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Loss per Share
Loss from continuing operations	$(0.30)	$(0.22)
Loss from discontinued operations	$(0.01)	$-
Net loss	$(0.31)	$(0.22)
Diluted Net Loss per Share
Loss from continuing operations	$(0.30)	$(0.22)
Loss from discontinued operations	$(0.01)	$-
Net loss	$(0.31)	$(0.22)

Basic weighted average number of common shares outstanding	15,108,394	15,138,351
Diluted weighted average number of common shares outstanding	15,108,394	15,138,351

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(dollars in thousands)	2020	2019
Net Loss Attributable to U.S. Global Investors, Inc.	$(4,684)	$(3,388)
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustment	88	3
Reclassification of foreign currency losses to net loss	228	22
Comprehensive Loss	(4,368)	(3,363)
Less: Comprehensive Income Attributable to Non-Controlling Interest	114	-
Comprehensive Loss Attributable to U.S. Global Investors, Inc.	$(4,482)	$(3,363)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2018 (13,866,691 shares of class A; 2,068,857 shares of class C)	$347	$52	$15,650	$(1,878)	$1,858	$9,513	$518	$26,060
Reclassification pursuant to adoption of ASU 2016-01, net of tax of $1,049	-	-	-	-	(2,089)	2,089	-	-
Balance at July 1, 2018	347	52	15,650	(1,878)	(231)	11,602	518	26,060
Purchases of 20,575 shares of Common Stock (class A)	-	-	-	(24)	-	-	-	(24)
Issuance of stock under ESPP of 2,461 shares of Common Stock (class A)	-	-	(2)	6	-	-	-	4
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(453)	-	(453)
Stock bonuses	-	-	(4)	8	-	-	-	4
Stock-based compensation expense	-	-	2	-	-	-	-	2
Other comprehensive income, net of tax	-	-	-	-	25	-	-	25
Net loss	-	-	-	-	-	(3,388)	(51)	(3,439)
Balance at June 30, 2019 (13,866,751 shares of class A; 2,068,797 shares of class C)	347	52	15,646	(1,888)	(206)	7,761	467	22,179
Purchases of 105,721 shares of Common Stock (class A)	-	-	-	(113)	-	-	-	(113)
Issuance of stock under ESPP of 1,648 shares of Common Stock (class A)	-	-	(1)	4	-	-	-	3
Conversion of 162 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(452)	-	(452)
Stock bonuses	-	-	(16)	118	-	-	-	102
Stock-based compensation expense	-	-	(6)	-	-	-	-	(6)
Deconsolidation of non-controlling interest	-	-	-	-	-	-	(463)	(463)
Other comprehensive income, net of tax	-	-	-	-	202	-	114	316
Net loss	-	-	-	-	-	(4,684)	(118)	(4,802)
Balance at June 30, 2020 (13,866,913 shares of class A; 2,068,635 shares of class C)	$347	$52	$15,623	$(1,879)	$(4)	$2,625	$-	$16,764

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2020	2019
Cash Flows from Operating Activities:
Net loss	$(4,802)	$(3,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	202	214
Net recognized loss on securities	-	91
Investment basis adjustment	(49)	(19)
Gain on disposal of Galileo	(151)	-
Net (income) loss from equity method investment	142	(23)
Net loss from discontinued operations, net of tax	338	147
Foreign currency transaction loss	228	22
Provision for deferred taxes	(139)	(966)
Stock bonuses	102	4
Stock-based compensation expense	-	2
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(665)	805
Prepaid expenses and other assets	(113)	(28)
Investment securities	4,008	2,571
Accounts payable and accrued expenses	659	(456)
Total adjustments	4,562	2,364
Net cash used in operating activities	(240)	(1,075)
Cash Flows from Investing Activities:
Purchase of investments in securities at fair value, non-current	-	(1,588)
Purchase of equity method investment	-	(230)
Purchase of other investments	(125)	(250)
Proceeds from sale of Galileo	746	-
Proceeds on sale of equity method investment	-	230
Proceeds from note receivable	199	35
Return of capital on investments	10	77
Net cash provided by (used in) investing activities	830	(1,726)
Cash Flows from Financing Activities:
Proceeds from loan	442	-
Issuance of common stock	3	4
Repurchases of common stock	(113)	(24)
Dividends paid	(452)	(454)
Net cash used in financing activities	(120)	(474)
Net increase (decrease) in cash, cash equivalents, and restricted cash	470	(3,275)
Beginning cash, cash equivalents, and restricted cash	2,491	5,766
Ending cash, cash equivalents, and restricted cash	$2,961	$2,491

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$3	$124

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services to USGIF. For these services, the Company receives fees from USGIF. The Company also provides advisory services to SEC registered exchange traded funds (“ETFs”) and formerly provided advisory services to offshore clients. Until March 2020, the Company held a controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm.

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

Effective March 2, 2020, the Company sold its shares in Galileo back to Galileo. Through the date of sale, Galileo was consolidated with the operations of the Company. The non-controlling interest in this subsidiary was included in “Non-Controlling Interest in Subsidiary” in the equity section of the Consolidated Balance Sheets. Frank Holmes, CEO, and Lisa Callicotte, CFO, served as directors of Galileo through March 2, 2020, and Lisa Callicotte served as CFO of Galileo from June 2019 through March 2, 2020. See Note 3 below for further information. Results of operations of Galileo through the date of sale are presented in the consolidated financial statements as discontinued operations.

To limit the spread of the novel coronavirus (“COVID-19”), governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations, disrupting the global supply chain, and creating a reduction in demand for many products. This has negatively affected global financial markets and has caused significant financial market depreciation, thus reducing certain of the Company’s assets under management (“AUM”), the revenue related to those assets, and returns on corporate investments.

Should the negative effect on global financial markets continue for an extended period, there could be an adverse material financial impact on the Company’s results of operations, cash flows and financial position. At this time, the Company cannot reasonably estimate the future impact, given the uncertainty over the duration and severity of the economic crisis.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: USGB, USBERM, USCAN and U.S. Global Indices, LLC.

Until March 2, 2020, the Company, through USCAN, owned 65 percent of the issued and outstanding shares of Galileo, which represents controlling interest of Galileo. Galileo was consolidated with USCAN and the non-controlling interest in this subsidiary is included in “non-controlling interest in subsidiary” in the equity section of the Consolidated Balance Sheets.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.0 million at June 30, 2020, and $8.8 million at June 30, 2019.

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

The Company currently holds a variable interest in a fund organized as a limited partnership advised by Galileo, and during fiscal year 2019 held a variable interest in another fund advised by Galileo, but these entities do not qualify as VIEs. Since they are not VIEs, the Company evaluated if it should consolidate them under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the entities and, therefore, does not consolidate them. However, the Company was considered to have the ability to exercise significant influence. Thus, the investments have been accounted for under the equity method of accounting. See further information about these investments in Note 4.

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

Receivables. Receivables other than notes receivable consist primarily of advisory and other fees owed to the Company by clients. The Company also may invest in notes receivable. Notes receivable are recorded in accordance with the terms of the agreement, and accrued interest is recorded when earned. Unearned fees are shown as a deduction from the related notes receivable and are amortized to interest income using the effective interest method. The Company reviews the need for an allowance for credit losses for notes and other receivables based on various factors including payment history, historical bad debt experience, existing economic conditions, aging and specific accounts identified as high risk. Uncollectible receivables, if any, are charged against the allowance when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for credit losses as of June 30, 2020, or 2019.

Property and Equipment. Fixed assets are recorded at cost. Depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 14 to 40 years.

Leases. The Company leases equipment under various leasing arrangements. Leases may be classified as either financing leases or operating leases, as appropriate. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for its office facility leases as operating leases, which may include escalation clauses. The Company accounts for lease and nonlease components as a single component for its leases, except for real estate leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the Consolidated Balance Sheets. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2020, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2016 through 2019 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2013 through 2019 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject.

The Company has elected to treat the global intangible low-taxed income (GILTI) tax as a period expense. The Company also elected to use the tax law ordering approach when assessing the realization of net operating losses related to GILTI.

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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss), net of tax, is reported in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and includes any unrealized gains and losses on debt securities classified as available-for-sale, foreign currency translation adjustments.

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

NOTE 3. DISCONTINUED OPERATIONS

USCAN entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, agreed to repurchase all of its common shares owned by USCAN for $1.0 million (Canadian). The transaction was subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. The transaction closed effective March 2, 2020. Proceeds of approximately $746,000 were received (the equivalent of $1.0 million Canadian), and a realized gain of approximately $151,000 was recorded. In addition, approximately $228,000 in foreign currency loss was released from accumulated other comprehensive income (loss) into realized foreign currency loss upon closing the sale.

After the transaction, the Company has not and will not have continuing involvement with the operations of Galileo, except for an equity method investment in a fund managed by Galileo. See further information on this equity method investment in Note 4, Investments.

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

The components of assets and liabilities classified as discontinued operations were as follows:

	June 30,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$-	$1,482
Accounts and other receivables	-	200
Prepaid expenses	-	52
Net property and equipment	-	38
Other assets, non-current	-	8
Total assets held related to discounted operations	$-	$1,780
Liabilities
Accounts payable	$-	$135
Accrued compensation and related costs	-	84
Other accrued expenses	-	262
Total liabilities held related to discontinued operations	$-	$481

Receivables of Galileo included advisory fees owed to Galileo by the funds and clients it manages. Galileo fixed assets, consisting of furniture, equipment and leasehold improvements, were depreciated over 2 to 5 years. Galileo had leases for office equipment and facilities. See further information on these leases in Note 11, Leases.

The components of income (loss) from discontinued operations were as follows. Note that amounts in the current fiscal year are through the March 2, 2020, closing date of sale.

	Year Ended June 30,
(dollars in thousands)	2020	2019
Revenues
Advisory fees	$235	$1,458
	235	1,458
Expenses
Employee compensation and benefits	77	534
General and administrative	508	1,121
Depreciation and amortization	6	10
	591	1,665
Other Income (Loss)
Investment income	24	18
Other income (loss)	(6)	42
	18	60
Loss from discontinued operations of investment management services in Canada before income taxes	(338)	(147)
Tax benefit	-	-
Loss from discontinued operations of investment management services in Canada	(338)	(147)
Less: net loss attributable to non-controlling interest from discontinued operations	(118)	(51)
Net loss attributable to U.S. Global Investors, Inc. from discontinued operations of investment management services in Canada	$(220)	$(96)

Galileo provides advisory services for clients in Canada and receives advisory fees based on the agreed-upon percentages of AAUM or assets under management, depending on contractual terms. Galileo investment advisory agreements have a single performance obligation, since the promised services are not separately identifiable from other promises in the agreements and, therefore, are not distinct. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks on an annual or quarterly basis. Performance fees, which were included in advisory fees in the table above, were recognized when it was determined that they were no longer probable of significant reversal. Galileo recorded no performance fees for the year ended June 30, 2020. Galileo recorded performance fees of $921,000 for the year ended June 30, 2019. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed was $39,000 and $343,000 for the years ended June 30, 2020, and 2019, respectively.

Galileo files a separate tax return in Canada. At June 30, 2019, a valuation allowance for Galileo of $183,000 was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 4. INVESTMENTS

As of June 30, 2020, the Company held investments with a fair value of $11.4 million and a cost basis of $12.9 million. The fair value of these investments is approximately 60.9 percent of the Company’s total assets at June 30, 2020. In addition, the Company held other investments of approximately $1.3 million and investments of $158,000 accounted for under the equity method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of June 30, 2020, and 2019.

	June 30, 2020
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$(1,162)	$4,479
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Domestic equity	929	(266)	663
Total securities at fair value	$12,928	$(1,464)	$11,464

	June 30, 2019
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$790	$6,431
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	8,025	(4)	8,021
Mutual funds - Domestic equity	929	(194)	735
Total securities at fair value	$14,640	$547	$15,187

Included in the above table was $7.0 million and $8.8 million as of June 30, 2020, and June 30, 2019, respectively, at fair value invested in USGIF.

Investment Income (Loss)

The following summarizes investment income (loss) reflected in earnings for the periods presented.

(dollars in thousands)	Year Ended June 30,
Investment Income (Loss)	2020	2019
Unrealized losses on fair valued securities	$(2,011)	$(2,406)
Unrealized gains on equity securities without readily determinable fair values	-	617
Realized gains on sales of fair valued securities	-	23
Realized gain on sale of subsidiary	151	-
Realized foreign currency losses	(232)	(26)
Impairments in equity investments that do not have readily determinable fair values	(285)	(114)
Dividend and interest income	166	324
Total Investment Income (Loss)	$(2,211)	$(1,582)

Realized gain from sale of subsidiary shown in the table above is from the sale of Galileo. See Note 2 for further information on this transaction. Realized foreign currency gains (losses) for the year ended June 30, 2020, includes $228,000 in foreign currency losses released from other comprehensive income (loss) upon the sale of Galileo.

The year ended June 30, 2020, included approximately $2.0 million of net unrealized losses recognized on equity securities still held at June 30, 2020.

Investment income (loss) can be volatile and varies depending on market fluctuations. The Company expects that gains and losses will continue to fluctuate in the future.

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

The following presents fair value measurements, as of each balance sheet date, for the major categories of the Company’s investments measured at fair value on a recurring basis:

	June 30, 2020
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$4,447	$32	$-	$4,479
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Domestic equity	663	-	-	663
Total securities at fair value	$11,432	$32	$-	$11,464

	June 30, 2019
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$5,599	$832	$-	$6,431
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	8,021	-	-	8,021
Mutual funds - Domestic equity	735	-	-	735
Total securities at fair value	$14,355	$832	$-	$15,187

As of June 30, 2020, approximately 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1. As of June 30, 2019, 95 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and 5 percent as Level 2.

The Company has an investment in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment was valued at approximately $2.4 million and $3.6 million at June 30, 2020, and 2019, respectively, based on the quoted market price and is classified as Level 1 in the fair value hierarchy. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. The Company’s ownership of HIVE was approximately 2.9 percent as of June 30, 2020. Frank Holmes is the non-executive chairman of HIVE and held shares and options at June 30, 2020. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $1.2 million at June 30, 2020 and classified as Level 1 in the fair value hierarchy. This investment was valued at approximately $1.1 million at June 30, 2019, of which $377,000 was classified as Level 1 and $675,000 was classified as Level 2 in the fair value hierarchy. This was previously a private company that underwent a corporate transaction and started trading on an exchange during the quarter ended December 31, 2018. The shares are subject to Canadian securities regulations. The Company’s ownership of Thunderbird was approximately 2.5 percent as of June 30, 2020. Frank Holmes serves on the board of this company as a director and held options at June 30, 2020.

The Company has an investment in GoldSpot Discoveries Corp. (“GoldSpot”), a company headquartered and traded in Canada, which was valued at approximately $806,000 at June 30, 2020, of which $774,000 was classified as Level 1 and $32,000 was classified as Level 2 in the fair value hierarchy. This investment was valued at approximately $1.7 million at June 30, 2019, of which $1.6 million was classified as Level 1 and $157,000 was classified as Level 2 in the fair value hierarchy. The investment was purchased during the quarter ended March 31, 2019, and the shares are subject to Canadian securities regulations. The portion of the investment classified in Level 2 is restricted for resale due to escrow and regulatory provisions; its valuation is based on the quoted market price adjusted for the restriction on resale. Shares remaining in escrow at June 30, 2020, will be released in August 2020. The Company’s ownership of GoldSpot was approximately 7.5 percent as of June 30, 2020. Frank Holmes served on the board of this company as director from February 2019 to June 2020 and as independent chairman from February 2019 to May 2020 and held common stock and options at June 30, 2020.

Other Investments

The carrying value of equity securities without readily determinable fair values was approximately $1.3 million and $1.4 million as of June 30, 2020, and 2019, respectively. The Company has elected to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in investment income (loss).

The carrying value of equity securities without readily determinable fair values has been adjusted as follows during the fiscal years ended June 30, 2020, and 2019:

	Year Ended June 30,
(dollars in thousands)	2020	2019
Carrying amount, beginning of period	$1,404	$2,207
Adjustments:
Purchases	125	250
Reclassification to securities at fair value	-	(1,499)
Impairments	(285)	(114)
Other downward adjustments	(124)	(57)
Upward adjustments	163	617
Carrying amount, end of period	$1,283	$1,404

As discussed above, the Company’s investment in Thunderbird was previously included in other investments but started trading on a stock exchange during the quarter ended December 31, 2018, and thereafter is included in securities at fair value. There were impairment adjustments to one security totaling $285,000 during the year ended June 30, 2020, and $114,000 during the year ended June 30, 2019. Cumulative impairment adjustments to all equity securities without readily determinable fair values total $536,000 since their respective acquisitions through June 30, 2020. The cumulative amount of other downward adjustments, which primarily consist of return of capital distributions, is $777,000, which includes $124,000 for the year ended June 30, 2020, and $57,000 for the year ended June 30, 2019. The cumulative amount of upward adjustments is $780,000, which includes $163,000 for the year ended June 30, 2020, and $617,000 for the year ended June 30, 2019.

Investments Classified as Equity Method

During fiscal year 2018, the Company, through USCAN, invested approximately $401,000 in the Galileo Technology and Blockchain Fund, a Canadian unit trust investment fund managed by Galileo. The fund reorganized in a taxable transaction into a limited partnership effective November 30, 2018, and the fund terminated. See further discussion below. Thus, the Company no longer had an investment in the Galileo Technology and Blockchain Fund after November 2019. During the period of ownership, the Company’s ownership ranged between approximately 20 and 25 percent, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Included in other income (loss) was $50,000 of equity method loss for the Galileo Technology and Blockchain Fund for the year ended June 30, 2019. In addition, approximately $22,000 in foreign currency loss was released from accumulated other comprehensive income (loss) into realized foreign currency loss upon the termination of the fund. Frank Holmes also directly held an investment in the fund. This fund had a concentration in technology and blockchain companies, which resulted in volatility in the fund’s valuation.

As noted above, the Galileo Technology and Blockchain Fund reorganized into a limited partnership effective November 30, 2018. The investment portfolio and unitholders’ interests of the Galileo Technology and Blockchain Fund and the Galileo Partners Fund transferred to the new entity, named Galileo Technology and Blockchain LP. The valuation of the Company’s investment in the Galileo Technology and Blockchain Fund as of November 30, 2018, of approximately $230,000 transferred to the Galileo Technology and Blockchain LP. During the period of ownership, the Company’s ownership has ranged between approximately 16 and 22 percent The Company owns approximately 22 percent of the LP as of June 30, 2020, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the years ended June 30, 2020, and 2019, is ($142,000) and $73,000, respectively, of equity method income (loss) for this investment. The Company’s investment in the LP was valued at approximately $158,000 at June 30, 2020, and $309,000 at June 30, 2019. Frank Holmes also directly held an investment in the LP as of June 30, 2020. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

NOTE 5. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Year Ended June 30,
	2020	2019
USGIF advisory fees	$3,093	$3,230
USGIF performance fees paid	(525)	(544)
ETF advisory fees	1,743	588
Total advisory fees	4,311	3,274
USGIF administrative services fees	165	185
Total Operating Revenue	$4,476	$3,459

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2021. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $584,000 and $732,000 for the years ended June 30, 2020, and 2019, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on the average daily net assets at an annual rate of 0.05 percent per investor class and 0.04 percent per institutional class of each fund. The institutional classes closed in July 2019.

The Company also serves as investment advisor to two exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS) and U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs.

As of June 30, 2020, the Company had $869,000 in receivables from fund clients, of which $187,000 was from USGIF and $682,000 from ETFs. As of June 30, 2019, the Company had $201,000 in receivables from fund clients, of which $159,000 was from USGIF and $42,000 from ETFs.

NOTE 6. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the Consolidated Balance Sheets to the Statements of Cash Flows is shown below:

	June 30,
(dollars in thousands)	2020	2019
Cash and cash equivalents	$1,936	$1,466
Restricted cash	1,025	1,025
Total cash, cash equivalents, and restricted cash	$2,961	$2,491

NOTE 7. NOTES RECEIVABLE

The Company held a note receivable with principal of approximately $199,000 (all current) at June 30, 2019. The note was with an unrelated third party, had an annual interest rate of 15 percent and was scheduled to mature in 2021. Quarterly principal repayments on the note started in February 2019. The issuer elected an early redemption option and paid the note in full in July 2019. Proceeds were received for the principal and all accrued interest, and no gain or loss was realized. There were no notes receivable as of June 30, 2020.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2020	2019
Building and land	$4,597	$4,597
Furniture, equipment, and other	847	1,051
	5,444	5,648
Accumulated depreciation	(3,938)	(3,940)
Net property and equipment	$1,506	$1,708

Depreciation expense totaled $202,000 and $214,000 in fiscal years 2020 and 2019, respectively.

NOTE 9. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2020	2019
Professional fees	$314	$266
Vendors payable	113	103
ETF operating and distribution expenses	542	80
Taxes payable	46	47
Other accrued expenses	$1,015	$496

NOTE 10. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal year. The credit agreement will expire on May 31, 2021, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at June 30, 2020, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2020, the credit facility remains unutilized by the Company.

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

The Company has under 25 employees and is considered a small business. The interest rate on the loan is one percent fixed, and the maturity date is April 12, 2022. Payment terms are to make seventeen consecutive monthly payments of principal and interest in an amount sufficient to fully amortize the loan over the remaining term, commencing six months after the effective date, and a final payment on the earliest of the acceleration of the promissory note; or the maturity date. The PPP Loan contains events of default and other provisions customary for a loan of this type.

A key feature of the PPP is that loan proceeds used by borrowers to pay certain expenses during a specified period following origination of the loan may qualify to be forgiven. The Company is not yet able to determine the amount that might be forgiven due to evolving guidance.

As of June 30, 2020, the balance of the loan was $442,000, all of which was classified as a current liability. Interest expense was approximately $1,000 for the year ended June 30, 2020. As of June 30, 2020, the Company was in compliance with all covenants with respect to the PPP loan.

NOTE 11. LEASES

The Company has lease agreements on a continuing operations basis for office equipment that expire in fiscal years 2021 and 2022. Lease expense included in continuing operations totaled $153,000 and $167,000 for the years ended June 30, 2020, and 2019, respectively.

The Company’s former subsidiary Galileo, which is classified as discontinued operations as described in Note 3, had lease agreements for office equipment and for office facilities. Lease expense included in discontinued operations totaled $74,000 and $109,000 for the years ended June 30, 2020, and 2019, respectively.

For continuing operations, the components of lease expense included in general and administrative expense on the Consolidated Statements of Operations for the year ended June 30, 2020, and qualitative information concerning the Company’s operating leases were as follows:

Year Ended
June 30,
(dollars in thousands)	2020
Operating lease cost	$53
Short-term lease cost	100
Total lease cost	$153

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$53

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$141

Weighted-average remaining lease term (in years)	1.83
Weighted-average discount rate	4.11%

Maturities of lease liabilities from continuing operations as of June 30, 2020, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2021	$53
2022	44
Total lease payments	97
Less imputed interest	(4)
Total	$93

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2023. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $92,000 and $36,000, for fiscal years 2020 and 2019, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $7,000 and $0 at June 30, 2020, and June 30, 2019, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of June 30, 2020, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2021	$97
2022	81
2023	34
Total lease payments	$212

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 12. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for contributions to the 401(k) plan of $77,000 and $81,000 for fiscal years 2020 and 2019, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. No profit sharing contributions were made in fiscal years 2020 or 2019.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $16,000 and $17,000 in fiscal years 2020 and 2019, respectively.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. During fiscal years 2020 and 2019, employees purchased 1,648 and 2,461, respectively, shares of treasury stock from the Company.

NOTE 13. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets under the symbol “GROW.” There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2020, or 2019.

The Company’s class A and class B common stock have no voting privileges.

Dividends

Dividends of $0.0025 per share per month totaling $390,000 and $392,000 were paid to holders of class A common stock in fiscal years 2020 and 2019, respectively. Dividends of $62,000 and $62,000 were paid to holders of class C common stock in fiscal years 2020 and 2019, respectively.

The monthly dividend of $0.0025 is authorized through September 2020 and will be considered for continuation at that time by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2020. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2020, approximately $2.64 million remains available for repurchase under this authorization.

During fiscal years 2020 and 2019, the Company repurchased 105,721 and 20,575, respectively, of its class A shares on the open market using cash of $113,000 and $24,000, respectively. To date, the Company has repurchased a total of 666,531 class A shares under the repurchase program using cash of $1.5 million.

Other Activity

The Company did not grant any shares of class A common stock to employees during fiscal year 2020 or 2019.

The Company granted 3,600 and 3,600 of class A common stock at a weighted average fair value of $1.61 and $1.34 per share to its non-employee directors in fiscal years 2020 and 2019, respectively.

The Company granted 50,000 shares of class A common stock at a weighted average fair value of $1.95 per share to a key advisor in fiscal year 2020. No shares were granted to outside parties in fiscal year 2019.

All stock grants vest immediately after issuance.

Issuances of treasury stock for grants, bonuses, and the share repurchase plan are accounted for using the weighted-average cost basis of the shares issued. During fiscal years 2020 and 2019, shares were issued, as described above, with a weighted-average cost basis greater than current fair value, which resulted in a combined negative adjustment to additional paid-in capital of approximately $17,000 and $6,000, respectively.

Shareholders of class C shares are allowed to convert to class A. During fiscal years 2020 and 2019, 162 and 60 shares, respectively, were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. No options were granted in fiscal years 2020 or 2019. As of June 30, 2020, there were no options outstanding under the 1989 Plan.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. There were 2,000 options that were forfeited and no options granted or exercised during the year ended June 30, 2020. There were no options granted, exercised, or forfeited for the year ended June 30, 2019.As of June 30, 2020, there were 2,000 options outstanding under the 1997 Plan.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the 1997 Plan for the past two fiscal years are summarized below:

(dollars in thousands, except price data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2018	4,000	$7.53
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2019	4,000	$7.53
Granted	-	n/a
Exercised	-	n/a
Forfeited	(2,000)	$12.31
Outstanding June 30, 2020	2,000	$2.74	7.72	$-

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2020, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($)
1997 Plan Class A	03/21/18	2,000	7.72	$2.74	2,000	$2.74
		2,000	7.72	$2.74	2,000	$2.74

NOTE 14. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

The CARES Act was signed into law on March 27, 2020. While a number of the CARES Act’s provisions will be reflected in future accounting periods, certain income tax accounting measures are reflected in the period of enactment. The business tax provisions of the Act include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions that may affect the Company include:

●

Eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (NOL) carryforwards generated during the 2019 and 2020 fiscal years to offset taxable income in the 2019, 2020 or 2021 fiscal years and reinstating the limitation with the 2022 fiscal year;

●	Allowing net operating losses generated in fiscal years 2019, 2020 or 2021(tax years 2018, 2019 and 2020) to be carried back five years;
●	Allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%.
●	Modification of the adjusted taxable income limitation from 30% to 50% for fiscal years 2020 and 2021 (tax years 2019 and 2020) for computing deductible interest.

Carryovers

For U.S. federal income tax purposes at June 30, 2020, the Company has U.S. federal net operating loss carryovers of $8.8 million with $2.0 million and $2.7 million expiring in fiscal years 2035 and 2036, respectively, and $4.1 million with no expiration. The carryover amount of $4.1 million, which was generated after fiscal year 2018, may be carried forward indefinitely with no limitation on usage prior to fiscal year 2022, but certain limitations apply to the utilization of net operating losses thereafter. The Company has capital loss carryovers of $1.1 million with $728,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $36,000 with $5,000; $10,000; $5,000; and $16,000 expiring in fiscal years 2021, 2023, 2024, and 2025, respectively.

For Canadian income tax purposes, USCAN has net operating loss carryovers of $122,000 that expire in fiscal year 2040.

If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

Additional Disclosures

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2020, and 2019, a valuation allowance of $2.8 million and $1.9 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2020	2019
United States	$(3,261)	$(1,613)
Canada	(1,716)	(2,803)
Total	$(4,977)	$(4,416)

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
(dollars in thousands)	2020	% of Pretax	2019	% of Pretax
Tax expense (benefit) at statutory rate - continuing operations	$(974)	21.0%	$(896)	21.0%
Tax benefit from change in foreign unrealized gain/loss	(203)	4.4%	(679)	15.9%
Change in valuation allowance	885	(19.1%)	353	(8.3%)
Rate difference on foreign deferred income	153	(3.3%)	327	(7.7%)
Other	(36)	0.8%	(82)	2.0%
Total tax expense (benefit) - continuing operations	$(175)	3.8%	$(977)	22.9%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2020	2019
Continuing Operations
Current tax expense (benefit) - U.S. Federal	$(1)	$4
Current tax expense (benefit) - Non-U.S.	3	(15)
Deferred tax expense - U.S. Federal	-	-
Deferred tax benefit - Non-U.S.	(177)	(966)
Total tax benefit - continuing operations	$(175)	$(977)

Discontinued Operations
Current tax expense (benefit) - Non-U.S.	-	-
Total tax benefit	$(175)	$(977)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2020	2019
Book/tax differences in the balance sheet
Investments in securities at fair value	$448	$(99)
Prepaid expenses	(50)	(45)
Accumulated depreciation	105	111
Other investments	(65)	(124)
Equity method investments	14	(6)
Accrued expenses	148	72
Product start-up costs	60	60
Other	(19)	(55)
Tax Carryovers
Net operating loss carryover	1,887	1,573
Charitable contributions carryover	8	8
Capital loss carryover	226	249
Valuation Allowance	(2,762)	(1,877)
Net deferred tax liability	$-	$(133)

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2020	2019
Loss from Continuing Operations	$(4,464)	$(3,292)

Loss from Discontinued Operations	(338)	(147)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	(118)	(51)
Net Loss Attributable from Discontinued Operations to U.S. Global Investors, Inc.	(220)	(96)

Net Loss Attributable to U.S. Global Investors, Inc.	$(4,684)	$(3,388)

Weighted average number of outstanding shares
Basic	15,108,394	15,138,351
Effect of dilutive securities :
Employee stock options	-	-
Diluted	15,108,394	15,138,351

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Loss per Share
Loss from continuing operations	$(0.30)	$(0.22)
Loss from discontinued operations	$(0.01)	$-
Net loss	$(0.31)	$(0.22)
Diluted Net Loss per Share
Loss from continuing operations	$(0.30)	$(0.22)
Loss from discontinued operations	$(0.01)	$-
Net loss	$(0.31)	$(0.22)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2020, and 2019, 2,000 and 4,000 employee stock options, respectively, were excluded from diluted EPS.

During fiscal years 2020 and 2019, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

	Year Ended June 30,
(dollars in thousands)	2020	2019
Beginning Balance	$(206)	$1,858
Foreign currency translation adjustment, net of tax [1]	(26)	3
Amount reclassified from AOCI, net of tax [1]	228	22
Reclassification as a result of adoption of accounting guidance [2]	-	(2,089)
Ending Balance	$(4)	$(206)

1.	Amounts include no tax expense or benefit.
[2].

Effective July 1, 2018, upon adoption of ASU 2016-01, the Company no longer has an available-for-sale category for equity securities for which changes in fair value are recognized in other comprehensive income (loss).

NOTE 17. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company manages the following business segments on a continuing operations basis:

1.

Investment management services, by which the Company offers, to USGIF and ETF clients, a range of investment management products and services to meet the needs of individual and institutional investors; and

2.	Corporate investments, through which the Company invests for its own account in an effort to add growth and value to its cash position.

The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Year ended June 30, 2020
Net operating revenues	$4,476	$-	$4,476
Investment loss	$-	$(2,211)	$(2,211)
Loss from equity method investments	$-	$(142)	$(142)
Other income	$117	$-	$117
Loss from continuing operations before income taxes	$(2,071)	$(2,568)	$(4,639)
Depreciation and amortization	$202	$-	$202
Gross identifiable assets at June 30, 2020	$5,654	$13,162	$18,816
Deferred tax asset			$-
Consolidated total assets at June 30, 2020			$18,816
Year ended June 30, 2019
Net operating revenues	$3,459	$-	$3,459
Investment loss	$-	$(1,582)	$(1,582)
Income from equity method investments	$-	$23	$23
Other income	$47	$-	$47
Loss from continuing operations before income taxes	$(2,444)	$(1,825)	$(4,269)
Depreciation and amortization	$201	$13	$214

Net operating revenues from investment management services include revenues from USGIF of $2.7 million and $2.9 million in fiscal years 2020 and 2019, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $1.7 million and $588,000 in fiscal years 2020 and 2019, respectively.

NOTE 18. RELATED PARTY TRANSACTIONS

On June 30, 2020, and 2019, the Company had $7.0 million and $8.8 million, respectively, at fair value invested in USGIF funds the Company advised. These amounts were included in the Consolidated Balance Sheets as “investments in securities at fair value.” The Company recorded $97,000 and $181,000 in income from dividends and capital gain distributions from USGIF investments in fiscal years 2020 and 2019, respectively. The Company recorded $23,000 in net realized gains on its investments in the Funds in fiscal year 2019. There were no net realized gains or losses on its investments in the Funds in fiscal year 2020.

In addition, the Company had $158,000 and $309,000 at June 30, 2020, and 2019, respectively, invested in a fund advised by Galileo accounted for under the equity method of accounting. The Company recorded income (loss) from equity method investments of ($142,000) and $23,000 in fiscal years 2020 and 2019, respectively. See further discussion of these investments in Note 4.

The Company earned advisory and administrative services fees, as applicable, from the various funds for which it acts as investment adviser, as disclosed in Note 5. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2020, and 2019, the Company had $869,000 and $201,000, respectively, of receivables from mutual funds included in the Consolidated Balance Sheets within “receivables.”

As discussed in Note 4, the Company has an investment in HIVE that was valued at approximately $2.4 million and $3.6 million as of June 30, 2020, and 2019, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is the non-executive chairman of HIVE, for which he received director fees from HIVE during fiscal years 2020 and 2019. Mr. Holmes held shares and options of HIVE at June 30, 2020, and 2019. Effective August 31, 2018, upon the retirement of HIVE’s CEO and until a new CEO is hired, Mr. Holmes became Interim Executive Chairman of HIVE.

As discussed in Note 4, the Company holds an investment in Thunderbird that was valued at approximately $1.2 million and $1.1 million as of June 30, 2020, and 2019, respectively. Thunderbird was previously a private company that underwent a corporate transaction and started trading on an exchange during fiscal year 2019. Frank Holmes serves on the board of this company as a director, for which he receives fees, and held options at June 30, 2020, and 2019. The Company received $31,000 in dividend income from its investment in this company in fiscal year 2019. No dividend income from this investment was received in fiscal year 2020.

As discussed in Note 4, the Company purchased in fiscal year 2019 an investment in GoldSpot that was valued at approximately $806,000 and $1.7 million as of June 30, 2020, and 2019, respectively. Frank Holmes served on the board of this company as director from February 2019 to June 2020 and as independent chairman from February 2019 to May 2020 and held common stock and options at June 30, 2020.

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

The Board of Directors has authorized a monthly dividend of $0.0025 per share from July 2020 through September 2020, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2020 to September 2020 will be approximately $113,000.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management believes that, as of June 30, 2020, the Company’s management has maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	65

Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company and its subsidiaries. Mr. Holmes has served on the board of Thunderbird Entertainment Group Inc. (formerly Thunderbird Entertainment, Inc.) from June 2014 to present. He has also served as Chairman of the Board of HIVE Blockchain Technologies Ltd. since August 2017 and has served as Interim Executive Chairman since August 2018. Mr. Holmes served as Chairman of the Board of GoldSpot Discoveries Corp. from February 2019 to May 2020 and as a director from February 2019 to June 2020. Mr. Holmes served as Trustee of U.S. Global Investors Funds from August 1989 to December 2015; Director of Meridian Global Gold & Resources Fund Ltd. from December 2003 to November 2017; and Director of Meridian Global Energy & Resources Fund Ltd. from April 2006 to November 2017.

Jerold H. Rubinstein	82

Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein has served as Director and Chairman of Salton Sea Industries from June 2016 to present. Mr. Rubinstein served as Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to December 2017. He also served as Director and Chairman of the Audit Committee of Greenwood Hall, Inc. from November 2016 to June 2017 and Director and Chairman of the Audit Committee of SpendSmart Payments Co. from October 2013 to April 2016.

Roy D. Terracina	74

Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Mr. Terracina is the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994.

Thomas F. Lydon, Jr.	60

Director of the Company since June 1997. Mr. Lydon has served as Chairman of the Board and President of Global Trends Investments since April 1996; co-CEO of ETF Flows LLC since February 2019; Trustee of Guggenheim Investments since February 2012; and Director of Harvest Volatility Edge Trust from December 2017 to December 2018.

Lisa C. Callicotte	47

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

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2020 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. Two of the four directors attended the 2019 annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

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

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2020, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2020 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2020.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO and the CFO, (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2020. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, who are the only NEOs for fiscal year 2020.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2020 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2020, no stock options were granted under this plan. As of June 30, 2020, under this amended plan, 1,733,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, no options remained outstanding and 717,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2020, no stock options were granted under this plan. As of June 30, 2020, 583,300 options had been granted; 257,000 shares had been exercised; 324,300 options had expired; 2,000 options remained outstanding; and 141,000 options are available for grant.

2010 Stock Incentive Plan

In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The Plan was amended in May 2020. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2020, no stock bonuses were awarded to NEOs.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $19,500 in calendar year 2020. An additional “catch-up” pretax contribution of up to $6,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. No profit sharing contributions were made in fiscal years 2020 or 2019.

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

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. During fiscal years 2020 and 2019, employees purchased 1,648 and 2,461 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2020, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)[1]	All Other Compensation ($)	Total ($)
(dollars in thousands)

Frank E. Holmes
Chief Executive Officer	2019	422	4	(45)	91	472
Chief Investment Officer	2020	422	4	34	91[2]	551

Lisa C. Callicotte
Chief Financial Officer	2019	141	42	-	14	197
	2020	141	35	-	11[3]	187

1.

Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs. Negative bonus for 2019 is due to bonus waived in that year which was earned in prior year.

2.	Represents amounts paid by us on behalf of Mr. Holmes as follows: (i) $59 in insurance, (ii) $14 in matched contributions, (iii) $9 in memberships, and (iv) $9 in miscellaneous items.
3.	Represents amounts paid by us on behalf of Ms. Callicotte as follows: (i) $9 in matched contributions, and (ii) $2 in miscellaneous items.

No stock awards were granted to the named executive officers in fiscal year 2020.

Outstanding equity awards as of June 30, 2020, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date
(dollars in thousands)
Frank E. Holmes	-	-	n/a	n/a
Lisa C. Callicotte	2,000	-	$2.74	03/21/28

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. The Company grants each director 100 shares of stock per month. Director compensation for the fiscal year ended June 30, 2020, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Total
(dollars in thousands)
Jerold H. Rubinstein	$98	$2	$100
Roy D. Terracina	$43	$2	$45
Thomas F. Lydon, Jr.	$34	$2	$36

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.
2.	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 28, 2020, there were 2,068,635 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.80%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 28, 2020, there were 13,011,860 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Beneficial Owner	Class C Common Stock		Class A Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.80%	501,455	3.85%
Lisa C. Callicotte, CFO	-	-	19,001	0.15%
Jerold H. Rubinstein, Director	-	-	1,800	0.01%
Roy D. Terracina, Director	-	-	62,800	0.48%
Thomas F. Lydon, Jr., Director	-	-	16,500	0.13%
All directors and executive officers as a group (five persons)	2,064,560	99.80%	601,556	4.62%

Security Ownership of Management

The following table sets forth, as of August 28, 2020, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Perritt Capital Management, Inc. – Chicago, IL [1]	728,957	5.60%

1.	Information is from Schedule 13F as of June 30, 2020, filed with the SEC on August 13, 2020.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	-----	-----	717,000
1997 Non-Qualified Stock Option Plan [2]	2,000	$2.74	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	115,299
2010 Stock Incentive Plan [4]	N/A	N/A	7,400
Total	2,000		980,699

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Note 18, Related Party Transactions, to the Consolidated Financial Statements of this Annual Report on Form 10-K, which incorporates the information of the relationships and related transaction for this Item 13. Refer to Item 10 for information regarding director independence.

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2020, and 2019, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2020	2019
Audit fees [1]	$220	$220
Audit-related fees [2]	-	-
Tax fees [3]	78	92
Total fees	$298	$312

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

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2020, and 2019 were pre-approved by the Audit Committee.

Part IV of Annual Report on Form 10-K

Item 15. Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this report:

1. Financial Statements

See Item 8 of Part II of this report.

2. Financial Statement Schedules

None.

3. Exhibits

3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817)
3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076)
4.1	Description of Capital Stock, incorporated by reference to the Company’s Form 10-K for the year ended June 30, 2019 (Edgar Accession No. 0001185185-19-001226)
10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422)
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

10.9	2010 Stock Incentive Plan, amended May 26, 2020, incorporated by reference to the Company’s Form 8-K filed on May 28, 2020 (EDGAR Accession No. 0001185185-20-000741)

10.10	(A) Advisory Agreement with ETF Series Solutions dated February 19, 2015, incorporated by reference to Post-Effective Amendment 53 filed April 22, 2015 (EDGAR Accession No. 0000894189-15-001923)
(B) Amended Schedule A to Advisory Agreement with ETF Series Solutions, incorporated by reference to Post-Effective Amendment 210 filed June 8, 2017 (EDGAR Accession No. 0000894189-17-003025)
10.11	Promissory Note, effective as of April 12, 2020, between U.S. Global Investors, Inc., as borrower, and Texas Capital Bank, N.A., as lender, included herein.
14.01

Code of Ethics for Principal Executive and Senior Financial Officers, adopted December 15, 2003, and amended February 17, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2016, filed on May 12, 2016 (EDGAR Accession No. 0001185185-16-004512)

14.02	Code of Ethics, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2019 (EDGAR Accession No. 0001185185-20-000164)
21	List of Subsidiaries of the Company, included herein.
23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
101.INS	INS XBRL Instance Document.
101.SCH	SCH XBRL Taxonomy Extension Schema Document.
101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 10, 2020	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 10, 2020

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 10, 2020

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 10, 2020

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 10, 2020

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 10, 2020