Form 10-Q
period 2020-09-30
U S GLOBAL INVESTORS INC
filed 2020-11-05
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020

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

On October 23, 2020, there were 13,866,913 shares of Registrant’s class A nonvoting common stock issued and 13,018,048 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,635 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2020	June 30, 2020
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$2,623	$1,936
Restricted cash	1,000	1,025
Investments in securities at fair value	6,326	6,322
Accounts and other receivables	1,256	974
Prepaid expenses	205	285
Total Current Assets	11,410	10,542

Net Property and Equipment	1,457	1,506

Other Assets
Investments in securities at fair value, non-current	6,245	5,142
Other investments	1,300	1,283
Equity method investments	182	158
Right of use assets	81	93
Other assets, non-current	114	92
Total Other Assets	7,922	6,768
Total Assets	$20,789	$18,816
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$67	$29
Accrued compensation and related costs	468	360
Dividends payable	113	113
Lease liability, short-term	50	50
Other accrued expenses	990	1,015
Note payable, current	442	442
Total Current Liabilities	2,130	2,009

Long-Term Liabilities
Deferred tax liability	29	-
Lease liability, long-term	30	43
Total Long-Term Liabilities	59	43
Total Liabilities	2,189	2,052

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,913 shares at September 30, 2020, and June 30, 2020	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,635 shares at September 30, 2020, and June 30, 2020	52	52
Additional paid-in-capital	15,624	15,623
Treasury stock, class A shares at cost; 855,265 shares and 855,432 shares at September 30, 2020, and June 30, 2020, respectively	(1,879)	(1,879)
Accumulated other comprehensive income (loss), net of tax	-	(4)
Retained earnings	4,456	2,625
Total Shareholders’ Equity	18,600	16,764
Total Liabilities and Shareholders’ Equity	$20,789	$18,816

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019
Operating Revenues
Advisory fees	$3,195	$760
Administrative services fees	50	44
	3,245	804
Operating Expenses
Employee compensation and benefits	962	712
General and administrative	1,246	686
Advertising	51	23
Depreciation and amortization	49	51
	2,308	1,472
Operating Income (Loss)	937	(668)
Other Income (Loss)
Investment income (loss)	998	(3,030)
Income (loss) from equity method investments	21	(27)
Other income	18	22
	1,037	(3,035)
Income (Loss) from Continuing Operations Before Income Taxes	1,974	(3,703)
Provision for Income Taxes
Tax expense (benefit)	30	(224)
Income (Loss) from Continuing Operations	1,944	(3,479)
Discontinued Operations
Loss from discontinued operations of investment management services in Canada before income taxes	-	(136)
Tax benefit	-	-
Loss from Discontinued Operations	-	(136)
Net Income (Loss)	1,944	(3,615)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(48)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$1,944	$(3,567)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$0.13	$(0.23)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$0.13	$(0.24)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$0.13	$(0.23)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$0.13	$(0.24)

Basic weighted average number of common shares outstanding	15,080,549	15,130,235
Diluted weighted average number of common shares outstanding	15,080,743	15,130,235

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$1,944	$(3,567)
Other Comprehensive Income (Loss), Net of Tax:
Foreign currency translation adjustment	4	(17)
Comprehensive Income (Loss)	1,948	(3,584)
Less: Comprehensive Loss Attributable to Non-Controlling Interest	-	(4)
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$1,948	$(3,580)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2020 (13,866,913 shares of class A; 2,068,635 shares of class C)	$347	$52	$15,623	$(1,879)	$(4)	$2,625	$-	$16,764
Purchases of 1,000 shares of Common Stock (class A)	-	-	-	(2)	-	-	-	(2)
Issuance of stock under ESPP of 267 shares of Common Stock (class A)	-	-	-	1	-	-	-	1
Dividends declared	-	-	-	-	-	(113)	-	(113)
Stock bonuses	-	-	1	1	-	-	-	2
Stock-based compensation expense	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	4	-	-	4
Net income	-	-	-	-	-	1,944	-	1,944
Balance at September 30, 2020 (13,866,913 shares of class A; 2,068,635 shares of class C)	$347	$52	$15,624	$(1,879)	$-	$4,456	$-	$18,600

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2019 (13,866,751 shares of class A; 2,068,797 shares of class C)	$347	$52	$15,646	$(1,888)	$(206)	$7,761	$467	$22,179
Purchases of 1,400 shares of Common Stock (class A)	-	-	-	(3)	-	-	-	(3)
Issuance of stock under ESPP of 314 shares of Common Stock (class A)	-	-	-	1	-	-	-	1
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(114)	-	(114)
Stock bonuses	-	-	(1)	2	-	-	-	1
Other comprehensive loss, net of tax	-	-	-	-	(13)	-	(4)	(17)
Net loss	-	-	-	-	-	(3,567)	(48)	(3,615)
Balance at September 30, 2019 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,645	$(1,888)	$(219)	$4,080	$415	$18,432

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$1,944	$(3,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49	51
Net (income) loss from equity method investment	(21)	27
Net loss from discontinued operations, net of tax	-	136
Provision for deferred taxes	30	(224)
Stock bonuses	2	1
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	(282)	77
Prepaid expenses and other assets	70	(76)
Investment securities	(994)	3,562
Accounts payable and accrued expenses	108	122
Total adjustments	(1,038)	3,676
Net cash provided by operating activities	906	61
Cash Flows from Investing Activities:
Purchase of other investments	(134)	-
Return of capital on investments	4	8
Net cash provided by (used in) investing activities	(130)	8
Cash Flows from Financing Activities:
Issuance of common stock	1	1
Repurchases of common stock	(2)	(3)
Dividends paid	(113)	(113)
Net cash used in financing activities	(114)	(115)
Net increase (decrease) in cash, cash equivalents, and restricted cash	662	(46)
Beginning cash, cash equivalents, and restricted cash	2,961	2,491
Ending cash, cash equivalents, and restricted cash	$3,623	$2,445

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$2	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2020.

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

The COVID-19 pandemic presents ongoing significant economic and societal disruption and market volatility, which have known and yet to be seen impacts to the Company’s business and operating environment driven by significant volatility in the financial markets. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.

To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations, disrupting the global supply chain, and creating a reduction in demand for many products. This has negatively affected global financial markets. Assets under management (“AUM”) are the primary source of the Company’s revenues. Revenues and net income are significantly affected by investment performance and the total value and composition of AUM. These factors, in turn, are largely determined by overall investment market performance and investor activity.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 3 and 4. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.1 million at September 30, 2020, and $7.0 million at June 30, 2020.

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

The Company currently holds a variable interest in a fund organized as a limited partnership advised by Galileo, but this entity does not qualify as a VIE. Since it is not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the entity and, therefore, does not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment has been accounted for under the equity method of accounting. See further information about this investment in Note 3.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the three months ended September 30, 2020, are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2021 (“fiscal 2021”), particularly in light of the novel coronavirus 19 (“COVID-19”) and its effects on the U.S. and global economies.

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

NOTE 2. DISCONTINUED OPERATIONS

USCAN entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, agreed to repurchase all of its common shares owned by USCAN for $1.0 million (Canadian). The transaction was subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. The transaction closed effective March 2, 2020. Proceeds of approximately $746,000 were received (the equivalent of $1.0 million Canadian on the closing date of sale), and a realized gain of approximately $151,000 was recorded. In addition, approximately $228,000 in foreign currency loss was released from accumulated other comprehensive income (loss) into fiscal year 2020 loss upon closing the sale.

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

There were no assets or liabilities classified as discontinued operations at September 30, 2020, or June 30, 2020.

The components of income (loss) from discontinued operations were as follows. Note that are no amounts in the current fiscal year as the sale closed March 2, 2020.

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Revenues
Advisory fees	$-	$100

Expenses
Employee compensation and benefits	-	28
General and administrative	-	217
Depreciation and amortization	-	2
	-	247
Other Income
Investment income	-	10
Other income	-	1
	-	11
Loss from discontinued operations of investment management services in Canada before income taxes	-	(136)
Tax expense (benefit)	-	-
Loss from discontinued operations of investment management services in Canada	-	(136)
Less: net loss attributable to non-controlling interest from discontinued operations	-	(48)
Net loss attributable to U.S. Global Investors, Inc. from discontinued operations of investment management services in Canada	$-	$(88)

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees, which were included in advisory fees in the table above if applicable, were recognized when it was determined that they were no longer probable of significant reversal. Galileo recorded no performance fees from these clients in fiscal year 2020. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed was $40,000 for the three ended September 30, 2019.

Galileo had leases for office equipment and facilities. See further information on these leases in Note 6, Leases.

NOTE 3. INVESTMENTS

As of September 30, 2020, the Company held investments in securities at fair value totaling approximately $12.6 million with a cost basis of approximately $12.9 million. The fair value of these investments is 60.5 percent of the Company’s total assets at September 30, 2020. In addition, the Company held other investments of approximately $1.3 million and investments of approximately $182,000 accounted for under the equity method of accounting.

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

The following details the components of the Company’s investments recorded at fair value as of September 30, 2020, and June 30, 2020.

	September 30, 2020
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$(114)	$5,527
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	13	6,326
Mutual funds - Global equity	535	(216)	319
Mutual funds - Domestic equity	394	5	399
Total securities at fair value	$12,928	$(357)	$12,571

	June 30, 2020
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Securities at fair value
Common stock - International	$5,641	$(1,162)	$4,479
Common stock - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	-	-	-
Mutual funds - Domestic equity	929	(266)	663
Total securities at fair value	$12,928	$(1,464)	$11,464

Included in the above table was $7.0 million as of both September 30, 2020, and June 30, 2020, respectively, at fair value invested in USGIF.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

•	realized gains and losses on sales of securities;
•	unrealized gains and losses on securities at fair value;
•	realized foreign currency gains and losses;
•	other-than-temporary impairments on available-for-sale debt securities;
•	impairments and observable price changes on equity investments without readily determinable fair values; and
•	dividend and interest income.

The following summarizes investment income (loss) reflected in earnings from continuing operations:

	Three Months Ended
(dollars in thousands)	September 30,
Investment Income (Loss)	2020	2019
Unrealized gains (losses) on fair valued securities	$1,107	$(3,062)
Unrealized losses on equity securities without readily determinable fair values	(113)	-
Realized foreign currency gains (losses)	1	(1)
Dividend and interest income	3	33
Total Investment Income (Loss)	$998	$(3,030)

The three months ended September 31, 2020, included approximately $994,000 of net unrealized gains recognized on equity securities still held at September 30, 2020.

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

The following presents fair value measurements, as of September 30, 2020, and June 30, 2020, for the major categories of investments measured at fair value on a recurring basis:

	September 30, 2020
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$5,527	$-	$-	$5,527
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	6,326	-	-	6,326
Mutual funds - Global equity	319	-	-	319
Mutual funds - Domestic equity	399	-	-	399
Total securities at fair value	$12,571	$-	$-	$12,571

	June 30, 2020
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Securities at fair value
Common stock - International	$4,447	$32	$-	$4,479
Common stock - Domestic	-	-	-	-
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	-	-	-	-
Mutual funds - Domestic equity	663	-	-	663
Total securities at fair value	$11,432	$32	$-	$11,464

As of September 30, 2020, and June 30, 2020, approximately 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1.

The Company has an investment in 10 million common shares of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, at a cost of $2.4 million. The shares are subject to Canadian securities regulations. The investment was valued at approximately $2.7 million and $2.4 million at September 30, 2020, and June 30, 2020, and was classified as Level 1 in the fair value hierarchy. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income. The Company’s ownership of HIVE was approximately 2.9 percent as of September 30, 2020. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at September 30, 2020. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, at a cost of $1.5 million. The investment was valued at approximately $1.8 million and $1.2 million at September 30, 2020, and June 30, 2020, respectively, and was classified as Level 1 in the fair value hierarchy. The shares are subject to Canadian securities regulations. The Company’s ownership of Thunderbird was approximately 2.5 percent as of September 30, 2020. Frank Holmes serves on the board of this company as a director and held options at September 30, 2020.

The Company has an investment in GoldSpot Discoveries Corp. (“GoldSpot”), a technology company headquartered and traded in Canada which leverages machine learning in natural resource exploration, at a cost of $1.6 million. The investment was valued at approximately $987,000 at September 30, 2020, and was classified as Level 1 in the fair value hierarchy. The investment was valued at approximately $806,000 at June 30, 2020, of which $774,000 was classified as Level 1 and $32,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 was restricted for resale due to escrow and regulatory provisions; its valuation was based on the quoted market price adjusted for the restriction on resale. The remaining shares in escrow were released in August 2020. The Company’s ownership of GoldSpot was approximately 7.5 percent as of September 30, 2020. Holmes served on the board of this company as director from February 2019 to June 2020 and as independent chairman from February 2019 to May 2020 and held common stock and options at September 30, 2020.

Other Investments

The carrying value of equity securities without readily determinable fair values was approximately $1.3 million as of September 30, 2020, and June 30, 2020. The Company has elected to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in investment income (loss).

The carrying value of equity securities without readily determinable fair values has been adjusted as follows:

	Three Months Ended
	September 30,
(dollars in thousands)	2020	2019
Carrying amount, beginning of period	$1,283	$1,404
Adjustments:
Purchases	134	-
Other downward adjustments	(117)	(8)
Carrying amount, end of period	$1,300	$1,396

Cumulative impairment adjustments to all equity securities without readily determinable fair values total $536,000 since their respective acquisitions through September 30, 2020. The cumulative amount of other downward adjustments, which include return of capital distributions and observable price changes, is $894,000, which includes $117,000 and $8,000 for the three months ended September 30, 2020, and 2019, respectively. The cumulative amount of upward adjustments is $780,000 through September 30, 2020.

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

During fiscal years 2020 and 2021, the Company had an equity method investment in Galileo Technology and Blockchain LP, a Canadian limited partnership managed by Galileo. The Company owns approximately 22 percent of the LP as of September 30, 2020, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three months ended September 30, 2020, and 2019, is $21,000 and ($27,000) of equity method income (loss) for this investment. The Company’s investment in the LP was valued at approximately $182,000 and $158,000 at September 30, 2020, and June 30, 2020, respectively. Frank Holmes also directly held an investment in the LP as of September 30, 2020. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
USGIF advisory fees	$896	$836
USGIF performance fees earned (paid)	9	(197)
ETF advisory fees	2,290	121
Total Advisory Fees	3,195	760
USGIF administrative services fees	50	44
Total Operating Revenue	$3,245	$804

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund through April 2021. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three months ended September 30, 2020, were $216,000 compared with $144,000 for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

The Company also serves as investment advisor to two exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS) and U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs.

As of September 30, 2020, the Company had $1.2 million in receivables from fund clients, of which $328,000 was from USGIF and $877,000 from the ETFs. As of June 30, 2020, the Company had $869,000 in receivables from fund clients, of which $187,000 was from USGIF and $682,000 from the ETFs.

NOTE 5. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	September 30, 2020	June 30, 2020
Cash and cash equivalents	$2,623	$1,936
Restricted cash	1,000	1,025
Total cash, cash equivalents, and restricted cash	$3,623	$2,961

NOTE 6. LEASES

The Company has lease agreements on a continuing operations basis for office equipment that expire in fiscal year 2022. Lease expense included in continuing operations totaled $39,000 for the three months ended September 30, 2020, and 2019.

The Company’s former subsidiary Galileo, which is classified as discontinued operations as described in Note 2, had lease agreements for office equipment and for office facilities. Lease expense included in discontinued operations totaled $30,000 for the three months ended September 30, 2019.

For continuing operations, the components of lease expense included in general and administrative expense on the Consolidated Statements of Operations and qualitative information concerning the Company’s operating leases were as follows:

	Three Months Ending
	September 30,
(dollars in thousands)	2020	2019
Operating lease cost	$13	$14
Short-term lease cost	26	25
Total lease cost	$39	$39

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$13	$13

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$-	$141

Weighted-average remaining lease term (in years)	1.58	2.58
Weighted-average discount rate	4.11%	4.11%

Maturities of lease liabilities from continuing operations as of September 30, 2020, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2021 (excluding the three months ended September 30, 2020)	$39
2022	44
Total lease payments	83
Less imputed interest	(3)
Total	$80

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2023. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations for the three months ending September 30, 2020, and 2019, was $23,000 and $17,000, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $6,000 and $7,000 at September 30, 2020, and June 30, 2020, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of September 30, 2020, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2021 (excluding the three months ended September 30, 2020)	$73
2022	81
2023	34
Total lease payments	$188

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 7. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2021, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2020, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2020, the credit facility remains unutilized by the Company.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The loan is scheduled to mature on April 12, 2022, has a one percent fixed interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (“SBA”) under the CARES Act. Loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred ten months after the end of the covered period. If only a portion of the loan is forgiven, or if the forgiveness application is denied, any remaining balance due on the loan must be repaid by the borrower on or before the maturity date of the loan. The loan may be prepaid by the borrower at any time prior to maturity with no prepayment penalty.

A key feature of the PPP is that loan proceeds used by borrowers to pay certain expenses during a specified period following origination of the loan may qualify to be forgiven. The Company has applied for forgiveness of the loan, but no assurance can be given that the Company will be granted forgiveness of the loan.

As of September 30, 2020, the balance of the loan was $442,000, all of which was classified as a current liability. Interest expense was approximately $1,000 for the three months ended September 30, 2020. As of September 30, 2020, the Company was in compliance with all covenants with respect to the PPP loan.

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid during fiscal year 2020 and for July 2020 through September 2020 and is authorized through December 2020, at which time it will be considered for continuation.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2020. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2020, and 2019, the Company repurchased 1,000 and 1,400 class A shares using cash of $2,000 and $3,000, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at September 30, 2020, at a weighted average exercise price of $2.74. There were no options granted, forfeited, or exercised for the three months ended September 30, 2020, or 2019.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three months ended September 30, 2020, or 2019. As of September 30, 2020, and 2019, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019
Income (Loss) from Continuing Operations	$1,944	$(3,479)

Loss from Discontinued Operations	-	(136)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(48)
Net Loss Attributable from Discontinued Operations to U.S. Global Investors, Inc.	-	(88)

Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$1,944	$(3,567)

Weighted average number of outstanding shares
Basic	15,080,549	15,130,235
Effect of dilutive securities
Employee stock options	194	-
Diluted	15,080,743	15,130,235

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$0.13	$(0.23)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$0.13	$(0.24)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$0.13	$(0.23)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$0.13	$(0.24)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three months ended September 30, 2020, no employee stock options were excluded from diluted EPS. For the three months ended September 30, 2019, employee stock options for 4,000 were excluded from diluted EPS

During the three months ended September 30, 2020, and 2019, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For U.S. federal income tax purposes at September 30, 2020, the Company has U.S. federal net operating loss carryovers of $7.7 million with $900,000 and $2.7 million expiring in fiscal years 2035 and 2036, respectively, and $4.1 million with no expiration. The carryover amount of $4.1 million, which was generated after fiscal year 2018, may be carried forward indefinitely with no limitation on usage prior to fiscal year 2022, but certain limitations apply to the utilization of net operating losses thereafter. The Company has capital loss carryovers of $1.1 million with $728,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has charitable contribution carryovers totaling approximately $49,000 with $5,000; $10,000; $5,000; $16,000 and $13,000 expiring in fiscal years 2021, 2023, 2024, 2025, and 2026, respectively. If certain changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryovers that could be utilized.

For Canadian income tax purposes, USCAN has total net operating loss carryovers of $169,000 with $122,000 and $47,000 expiring in fiscal year 2040 and 2041, respectively, and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2020, and June 30, 2020, a valuation allowance of $2.3 million and $2.8 million, respectively, was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Beginning Balance	$(4)	$(206)
Foreign currency translation adjustment, net of tax [1]	4	(13)
Ending Balance	$-	$(219)

1.	Amounts include no tax expense or benefit.

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

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Three months ended September 30, 2020
Net operating revenues	$3,245	$-	$3,245
Investment income	$-	$998	$998
Income from equity method investments	$-	$21	$21
Other income	$18	$-	$18
Income from continuing operations before income taxes	$1,002	$972	$1,974
Depreciation and amortization	$49	$-	$49
Gross identifiable assets at September 30, 2020	$6,499	$14,290	$20,789
Deferred tax asset			$-
Consolidated total assets at September 30, 2020			$20,789
Three months ended September 30, 2019
Net operating revenues	$804	$-	$804
Investment loss	$-	$(3,030)	$(3,030)
Loss from equity method investments	$-	$(27)	$(27)
Other income	$22	$-	$22
Loss from continuing operations before income taxes	$(587)	$(3,116)	$(3,703)
Depreciation and amortization	$48	$3	$51

Net operating revenues from investment management services includes operating revenues from USGIF of $955,000 and $683,000 for the three months ended September 30, 2020, and 2019, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $2.3 million and $121,000, respectively, for the three months ended September 30, 2020, and 2019, respectively.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

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

The Board has authorized a monthly dividend of $0.0025 per share through December 2020, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2020 is approximately $113,000.

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

FACTORS AFFECTING OUR BUSINESS

Since the beginning of 2020, the rapid spread of the global COVID-19 outbreak and actions taken in response have had a significant detrimental effect on the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. It is early to determine the long-term impact of current circumstances on the Company’s business. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to the Company’s business and investments, including a material reduction in its results of operations.

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

At September 30, 2020, total assets under management, including USGIF and ETF clients, were approximately $2.2 billion versus $498.0 million at September 30, 2019, an increase of $1.7 billion, or 350.7 percent. During the three months ended September 30, 2020, average assets under management, including USGIF and ETF clients, were $2.0 billion versus $513.8 million during the three months ended September 30, 2019. Total assets under management as of period-end at September 30, 2020, including USGIF and ETF clients, were $2.2 billion versus $1.7 billion at June 30, 2020, the Company’s prior fiscal year end, an increase of $530.6 million, or 31.0 percent.

The increase in assets under management as of September 30, 2020, compared to September 30, 2019, is primarily due to inflows into ETF clients, primarily the U.S. Global Jets ETF (“Jets ETF”). Inflows into the Jets ETF, resulting in an increase in assets, accelerated starting in the latter part of March 2020 and continuing through September 2020. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have experienced declines and volatility, including stocks in which the Jets ETF invests, this ETF has attracted inflows.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2020, and 2019:

	Changes in Assets Under Management
	Three Months Ended September 30, 2020
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$343,214	$82,683	$425,897
Market appreciation	53,668	96	53,764
Dividends and distributions	-	(104)	(104)
Net shareholder purchases (redemptions)	(7,397)	6,698	(699)
Ending Balance	$389,485	$89,373	$478,858
Average investment management fee	0.90%	0.00%	0.74%
Average net assets	$396,005	$85,833	$481,838

	Changes in Assets Under Management
	Three Months Ended September 30, 2019
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$334,684	$90,921	$425,605
Market appreciation	5,411	397	5,808
Dividends and distributions	-	(308)	(308)
Net shareholder redemptions	(15,451)	(610)	(16,061)
Ending Balance	$324,644	$90,400	$415,044
Average investment management fee	0.97%	0.00%	0.76%
Average net assets	$343,475	$90,358	$433,833

As shown above, USGIF period-end assets under management were higher at September 30, 2020, compared to September 30, 2019. Average net assets in the current fiscal year were higher than the same period in the previous fiscal year for equity funds and in total, while average net assets for fixed income funds were lower than the same period in the prior fiscal year. The three months ended September 30, 2020, and 2019, had net market appreciation in the equity funds, primarily in the gold funds. There was also net market appreciation in the fixed income funds for both periods. There were net shareholder redemptions for the equity funds and net shareholder purchases for the fixed income funds for the three months ended September 30, 2020. There were net shareholder redemptions for both equity and fixed income funds for the three months ended September 30, 2019.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 74 basis points for the three months ended September 30, 2020, and 76 basis points for the same period in the prior year. The average investment management fee for the equity funds was 90 basis points for the three months ended September 30, 2020, and 97 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. The decline in the average investment management fee rate for the equity funds was due to fee waivers. Also due to fee waivers, the average investment management fee for the fixed income funds was nil for both periods.

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

As of September 30, 2020, the Company held investments with a fair value of approximately $12.6 million and a cost basis of approximately $12.9 million. The fair value of these investments is 60.5 percent of the Company’s total assets. In addition, the Company held other investments which do not have readily determinable fair values of approximately $1.3 million and $182,000 in investments accounted for under the equity method of accounting.

Investments recorded at fair value were approximately $12.6 million at September 30, 2020, compared to approximately $11.5 million at June 30, 2020, the Company’s prior fiscal year end, which is an increase of approximately $1.1 million. See Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2020, and 2019

The Company posted net income attributable to U.S. Global Investors, Inc. of $1.9 million ($0.13 per share) for the three months ended September 30, 2020, compared with a net loss attributable to U.S. Global Investors, Inc. of $3.6 million ($0.24 per share loss) for the three months ended September 30, 2019, a positive change of approximately $5.5 million. The change is primarily due to operating income and unrealized investment gains in the current quarter compared to operating loss and unrealized investment losses in the same quarter last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2020, increased $2.4 million, or 303.6 percent, compared with the three months ended September 30, 2019. This increase was primarily attributable to the following:

•

Advisory fees increased by $2.4 million, or 320.4 percent, primarily as a result of higher average assets under management in the ETFs and performance fees received versus paid out. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees increased $2.2 million. The majority of this increase was from ETF unitary management fees, which increased $2.2 million as the result of an increase in ETF average assets under management, primarily for the Jets ETF. Inflows into the Jets ETF, resulting in an increase in assets, accelerated starting in the latter part of March 2020 and continuing through September 2020. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have experienced declines and volatility, including stocks in which the Jets ETF invests, this ETF has attracted inflows. Base fees for USGIF increased by $60,000, primarily as a result of higher average assets under management due to market appreciation.

•	Performance fees for USGIF received in the current period were $9,000 compared to $197,000 in fees paid out in the corresponding period in the prior year, a positive change of $206,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2020, increased $836,000, or 56.8 percent, compared with the three months ended September 30, 2019. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $560,000, or 81.6 percent, primarily due to higher ETF expenses and business development costs related to the increase in ETF assets, and an increase in employee compensation of $250,000, or 35.1 percent, primarily due to increased bonuses related to fund performance.

Other Income (Loss)

Total consolidated other income (loss) for the three months ended September 30, 2020, was $1.0 million, compared to total other loss of $3.0 million for the three months ended September 30, 2019, a positive change of $4.1 million, or 134.2 percent. This change was primarily due to the following factors:

•

Investment income was $998,000 for the three months ended September 30, 2020, compared to investment loss of $3.0 million for the three months ended September 30, 2019, a positive change of approximately $4.0 million. There were unrealized gains of $994,000 in the current period. The same quarter in the prior year had unrealized losses of $3.1 million. The majority of the change in unrealized gain (loss) was in cryptocurrency mining equity securities held in corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

There was $21,000 in income from equity method investments for the three months ended September 30, 2020, compared to a $27,000 loss for the three months ended September 30, 2019, a positive change of $48,000. The equity method investment held during both periods, was a fund concentrated in technology and cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on equity method investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax expense from continuing operations of $30,000 was recorded for the three months ended September 30, 2020, compared to tax benefit of $224,000 for the three months ended September 30, 2019. Note that the Company currently has net operating loss carryovers in certain jurisdictions, including the United States. A valuation allowance has been recorded to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. The tax expense in the current quarter was primarily the result of an increase in valuation of certain investments held by USCAN, which increased the related deferred tax liability. The tax benefit in the same quarter in the prior year was primarily the result of a decrease in valuation of certain investments held by USCAN, which decreased the related deferred tax liability.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, was $136,000 for the three months ended September 30, 2019. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information on this transaction and the results from Galileo operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, the Company had net working capital (current assets minus current liabilities) of approximately $9.3 million and a current ratio (current assets divided by current liabilities) of 5.4 to 1. With approximately $2.6 million in cash and cash equivalents and approximately $12.6 million in securities at fair value, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity is $18.6 million, with cash, cash equivalents, and marketable securities comprising 73.1 percent of total assets.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The loan is scheduled to mature on April 12, 2022, has a one percent fixed interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (“SBA”) under the CARES Act. Loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred ten months after the end of the covered period. If only a portion of the loan is forgiven, or if the forgiveness application is denied, any remaining balance due on the loan must be repaid by the borrower on or before the maturity date of the loan. The loan may be prepaid by the borrower at any time prior to maturity with no prepayment penalty.

A key feature of the PPP is that loan proceeds used by borrowers to pay certain expenses during a specified period following origination of the loan may qualify to be forgiven. The Company has applied for forgiveness of the loan, but no assurance can be given that the Company will be granted forgiveness of the loan.

The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2021, and the Company intends to renew annually. The credit facility is collateralized by $1 million at September 30, 2020, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2020, the credit facility remains unutilized by the Company.

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

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2021, and management anticipates that the contracts will be renewed. The investment advisory contracts between the Company and the ETFs expire in September 2021, and management anticipates that the contracts will be renewed.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2020, but may be suspended or discontinued at any time. Cash and marketable securities of approximately $15.2 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three months ended September 30, 2020, and 2019, the Company realized an increase (decrease) in its USGIF base advisory fee of $9,000 and ($197,000), respectively, due to these performance adjustments.

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

The table below summarizes the Company’s price risks in securities recorded at fair value as of September 30, 2020, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at September 30, 2020	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change
Securities at fair value ¹	$12,571	25% increase	$15,714
		25% decrease	$9,428

[1]	Unrealized and realized gains and losses on securities at fair value are included in earnings in the Consolidated Statements of Operations.

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

A significant portion of securities at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at approximately $2.7 million at September 30, 2020. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant continued volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

The Company also has an equity method investment in Galileo Technology and Blockchain LP in the amount of $182,000 at September 30, 2020, which has investments in the technology and cryptocurrency mining industries. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility in the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2020.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2020. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-20 to 07-31-20	-	$-	$-	-	$2,643
08-01-20 to 08-31-20	-	-	$-	-	$2,643
09-01-20 to 09-30-20	1,000	2	$2.25	1,000	$2,641
Total	1,000	$2	$2.25	1,000

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 5, 2020	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 5, 2020	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer