Form 10-Q
period 2021-03-31
U S GLOBAL INVESTORS INC
filed 2021-05-07
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021

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

On April 23, 2021, there were 13,866,913 shares of Registrant’s class A nonvoting common stock issued and 12,978,475 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,635 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2021	June 30, 2020
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$9,479	$1,936
Restricted cash	1,000	1,025
Investments in securities at fair value	6,322	6,322
Accounts and other receivables	2,645	974
Prepaid expenses	430	285
Total Current Assets	19,876	10,542

Net Property and Equipment	1,388	1,506

Other Assets
Investments in equity securities at fair value, non-current	18,635	5,142
Investments in available-for-sale debt securities at fair value	16,470	-
Other investments	2,940	1,283
Investments in held-to-maturity debt securities	1,000	-
Equity method investments	596	158
Right of use assets	56	93
Other assets, non-current	100	92
Total Other Assets	39,797	6,768
Total Assets	$61,061	$18,816
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72	$29
Accrued compensation and related costs	692	360
Dividends payable	226	113
Lease liability, short-term	52	50
Other accrued expenses	1,221	1,015
Taxes payable	3,515	-
Note payable, current	-	442
Total Current Liabilities	5,778	2,009

Long-Term Liabilities
Deferred tax liability	4,681	-
Lease liability, long-term	4	43
Total Long-Term Liabilities	4,685	43
Total Liabilities	10,463	2,052

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,913 shares at March 31, 2021, and June 30, 2020	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,635 shares at March 31, 2021, and June 30, 2020	52	52
Additional paid-in-capital	15,628	15,623
Treasury stock, class A shares at cost; 883,326 shares and 855,432 shares at March 31, 2021, and June 30, 2020, respectively	(2,051)	(1,879)
Accumulated other comprehensive income (loss), net of tax	1,695	(4)
Retained earnings	34,927	2,625
Total Shareholders’ Equity	50,598	16,764
Total Liabilities and Shareholders’ Equity	$61,061	$18,816

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Operating Revenues
Advisory fees	$14,168	$2,477	$6,304	$875
Administrative services fees	153	128	51	39
Other operating revenue	444	-	-	-
	14,765	2,605	6,355	914
Operating Expenses
Employee compensation and benefits	5,582	2,060	1,382	715
General and administrative	4,066	2,440	1,528	1,091
Advertising	162	111	44	37
Depreciation and amortization	147	152	49	50
	9,957	4,763	3,003	1,893
Operating Income (Loss)	4,808	(2,158)	3,352	(979)
Other Income (Loss)
Investment income (loss)	37,205	(3,922)	15,505	(441)
Income (loss) from equity method investments	420	(146)	(64)	(91)
Other income	92	90	33	29
	37,717	(3,978)	15,474	(503)
Income (Loss) from Continuing Operations Before Income Taxes	42,525	(6,136)	18,826	(1,482)
Provision for Income Taxes
Tax expense (benefit)	9,696	(174)	4,602	75
Income (Loss) from Continuing Operations	32,829	(5,962)	14,224	(1,557)
Discontinued Operations
Loss from discontinued operations of investment management services in Canada before income taxes	-	(338)	-	(85)
Tax benefit	-	-	-	-
Loss from Discontinued Operations	-	(338)	-	(85)
Net Income (Loss)	32,829	(6,300)	14,224	(1,642)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(118)	-	(30)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$32,829	$(6,182)	$14,224	$(1,612)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$2.18	$(0.40)	$0.94	$(0.11)
Loss from discontinued operations	$-	$(0.01)	$-	$-
Net income (loss)	$2.18	$(0.41)	$0.94	$(0.11)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$2.18	$(0.40)	$0.94	$(0.11)
Loss from discontinued operations	$-	$(0.01)	$-	$-
Net income (loss)	$2.18	$(0.41)	$0.94	$(0.11)

Basic weighted average number of common shares outstanding	15,075,064	15,127,118	15,061,818	15,121,950
Diluted weighted average number of common shares outstanding	15,075,795	15,127,118	15,062,988	15,121,950

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$32,829	$(6,182)	$14,224	$(1,612)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period	1,681	-	1,681	-
Foreign currency translation adjustment	18	311	6	310
Comprehensive Income (Loss)	34,528	(5,871)	15,911	(1,302)
Less: Comprehensive Income Attributable to Non-Controlling Interest	-	114	-	114
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$34,528	$(5,985)	$15,911	$(1,416)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
Balance at June 30, 2020 (13,866,913 shares of class A; 2,068,635 shares of class C)	$347	$52	$15,623	$(1,879)	$(4)	$2,625	$-	$16,764
Purchases of 35,996 shares of Common Stock (class A)	-	-	-	(189)	-	-	-	(189)
Issuance of stock under ESPP of 802 shares of Common Stock (class A)	-	-	2	2	-	-	-	4
Dividends declared	-	-	-	-	-	(527)	-	(527)
Stock bonuses	-	-	3	15	-	-	-	18
Stock-based compensation expense	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	1,699	-	-	1,699
Net income	-	-	-	-	-	32,829	-	32,829
Balance at March 31, 2021 (13,866,913 shares of class A; 2,068,635 shares of class C)	$347	$52	$15,628	$(2,051)	$1,695	$34,927	$-	$50,598

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
Balance at June 30, 2019 (13,866,751 shares of class A; 2,068,797 shares of class C)	$347	$52	$15,646	$(1,888)	$(206)	$7,761	$467	$22,179
Purchases of 72,820 shares of Common Stock (class A)	-	-	-	(74)	-	-	-	(74)
Issuance of stock under ESPP of 1,286 shares of Common Stock (class A)	-	-	(1)	3	-	-	-	2
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(341)	-	(341)
Stock bonuses	-	-	(3)	6	-	-	-	3
Stock-based compensation expense	-	-	(6)	-	-	-	-	(6)
Deconsolidation of non-controlling interest	-	-	-	-	-	-	(463)	(463)
Other comprehensive income, net of tax	-	-	-	-	197	-	114	311
Net loss	-	-	-	-	-	(6,182)	(118)	(6,300)
Balance at March 31, 2020 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,636	$(1,953)	$(9)	$1,238	$-	$15,311

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
Balance at December 31, 2020 (13,866,913 shares of class A; 2,068,635 shares of class C)	$347	$52	$15,627	$(1,925)	$8	$21,003	$-	$35,112
Purchases of 19,900 shares of Common Stock (class A)	-	-	-	(127)	-	-	-	(127)
Issuance of stock under ESPP of 227 shares of Common Stock (class A)	-	-	1	1	-	-	-	2
Dividends declared	-	-	-	-	-	(300)	-	(300)
Stock bonuses	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-
Deconsolidation of non-controlling interest	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	1,687	-	-	1,687
Net income	-	-	-	-	-	14,224	-	14,224
Balance at March 31, 2021 (13,866,913 shares of class A; 2,068,635 shares of class C)	$347	$52	$15,628	$(2,051)	$1,695	$34,927	$-	$50,598

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
Balance at December 31, 2019 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,638	$(1,888)	$(205)	$2,964	$379	$17,287
Purchases of 69,420 shares of Common Stock (class A)	-	-	-	(68)	-	-	-	(68)
Issuance of stock under ESPP of 553 shares of Common Stock (class A)	-	-	(1)	1	-	-	-	-
Dividends declared	-	-	-	-	-	(114)	-	(114)
Stock bonuses	-	-	(1)	2	-	-	-	1
Stock-based compensation expense	-	-	-	-	-	-	-	-
Deconsolidation of non-controlling interest	-	-	-	-	-	-	(463)	(463)
Other comprehensive income, net of tax	-	-	-	-	196	-	114	310
Net loss	-	-	-	-	-	(1,612)	(30)	(1,642)
Balance at March 31, 2020 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,636	$(1,953)	$(9)	$1,238	$-	$15,311

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$32,829	$(6,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	147	152
Net recognized loss on disposal of fixed assets	7	-
Net recognized gain on securities	(15,506)	-
Investment basis adjustment	27	(49)
Gain on disposal of Galileo	-	(151)
Net (income) loss from equity method investment	(420)	146
Net loss from discontinued operations, net of tax	-	338
Foreign currency transaction loss	-	228
Provision for deferred taxes	4,234	(139)
Stock bonuses	18	3
PPP loan forgiveness	(444)	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,671)	108
Prepaid expenses and other assets	(117)	(148)
Investment securities	(21,226)	5,707
Accounts payable and accrued expenses	4,062	456
Total adjustments	(30,889)	6,651
Net cash provided by operating activities	1,940	351
Cash Flows from Investing Activities:
Purchase of property and equipment	(36)	-
Purchase of investments in securities at fair value, non-current	(135)	-
Purchase of other investments	(665)	(75)
Purchase of held-to-maturity investments	(1,000)	-
Purchase of available-for-sale investments	(15,000)	-
Proceeds from sale of Galileo	-	746
Proceeds on sale of non-current investments	22,355	-
Proceeds from maturity of corporate bonds	658	-
Return of capital on investments	-	10
Net cash provided by investing activities	6,177	681
Cash Flows from Financing Activities:
Issuance of common stock	4	2
Repurchases of common stock	(189)	(74)
Dividends paid	(414)	(340)
Net cash used in financing activities	(599)	(412)
Net increase in cash, cash equivalents, and restricted cash	7,518	620
Beginning cash, cash equivalents, and restricted cash	2,961	2,491
Ending cash, cash equivalents, and restricted cash	$10,479	$3,111

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,902	$-

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

The novel coronavirus 19 (“COVID-19”) pandemic presents ongoing significant economic and societal disruption and market volatility, which have known and yet to be seen impacts to the Company’s business and operating environment driven by significant volatility in the financial markets. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 3 and 4. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.2 million at March 31, 2021, and $7.0 million at June 30, 2020.

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the nine months ended March 31, 2021, are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2021 (“fiscal 2021”), particularly in light of COVID-19 and its effects on the U.S. and global economies.

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

There were no assets or liabilities classified as discontinued operations at March 31, 2021, or June 30, 2020.

The components of income (loss) from discontinued operations were as follows. Note that are no amounts in the current fiscal year as the sale closed March 2, 2020.

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020
Revenues
Advisory fees	$-	$235	$-	$50

Expenses
Employee compensation and benefits	-	77	-	23
General and administrative	-	508	-	125
Depreciation and amortization	-	6	-	1
	-	591	-	149
Other Income (Loss)
Investment income	-	24	-	21
Other loss	-	(6)	-	(7)
	-	18	-	14
Loss from discontinued operations of investment management services in Canada before income taxes	-	(338)	-	(85)
Tax expense (benefit)	-	-	-	-
Loss from discontinued operations of investment management services in Canada	-	(338)	-	(85)
Less: net loss attributable to non-controlling interest from discontinued operations	-	(118)	-	(30)
Net loss attributable to U.S. Global Investors, Inc. from discontinued operations of investment management services in Canada	$-	$(220)	$-	$(55)

Galileo provides advisory services for clients in Canada and receives advisory fees based on the net asset values of the clients. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks. Performance fees, which were included in advisory fees in the table above if applicable, were recognized when it was determined that they were no longer probable of significant reversal. Galileo recorded no performance fees from these clients in fiscal year 2020. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed was $19,000 and $39,000 the three and nine months ended March 31, 2020, respectively.

Galileo had leases for office equipment and facilities. See further information on these leases in Note 6, Leases.

NOTE 3. INVESTMENTS

As of March 31, 2021, the Company held investments in securities at fair value totaling approximately $42.4 million with a cost basis of approximately $24.8 million. The fair value of these investments is 69.5 percent of the Company’s total assets at March 31, 2021. In addition, the Company held other investments of approximately $2.9 million and investments of approximately $596,000 accounted for under the equity method of accounting.

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings.

Investments in debt securities are classified on the acquisition dates and at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, which approximates fair value, reflecting the ability and intent to hold the securities to maturity. Securities classified as trading are acquired with the intent to sell in the near term and are carried at fair value with changes reported in earnings. All other debt securities are classified as available-for-sale and are carried at fair value.

Investment gains and losses on available-for-sale debt securities are recorded when the securities are sold, as determined on a specific identification basis, and recognized in current period earnings. Changes in unrealized gains are reported net of tax in accumulated other comprehensive income (loss). For securities in an unrealized loss position, a loss in earnings is recognized for the excess of amortized cost over fair value if the Company intends to sell before the price recovers. Otherwise, the Company evaluates as of the balance sheet date whether the unrealized losses are attributable to credit losses or other factors. The severity of the decline in value, creditworthiness of the issuer and other relevant factors are considered. An allowance for credit losses is recorded, limited to the excess of amortized cost over fair value, along with a corresponding charge to earnings if the present value of estimated cash flows is less than the present value of contractual cash flows. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. The portion of the unrealized loss that the Company believes is not related to a credit loss is recognized in other comprehensive income.

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

The following details the components of the Company’s equity investments recorded at fair value as of March 31, 2021, and June 30, 2020.

	March 31, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$2,147	$15,634	$17,781
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	929	(75)	854
Mutual funds - Domestic equity	-	-	-
Total equity securities at fair value	$9,434	$15,523	$24,957

	June 30, 2020
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$5,641	$(1,162)	$4,479
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	-	-	-
Mutual funds - Domestic equity	929	(266)	663
Total equity securities at fair value	$12,928	$(1,464)	$11,464

Included in the above table was $7.2 million and $7.0 million as of March 31, 2021, and June 30, 2020, respectively, at fair value invested in USGIF.

Debt Investments

The following details the components of the Company’s debt investments as of March 31, 2021. The Company did not have any debt investments at June 30, 2020.

	March 31, 2021
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities
Available-for-sale - Corporate bonds	$14,342	$2,128	$-	$16,470
Held-to-maturity - Corporate bonds	1,000	-	-	1,000
Total debt securities	$15,342	$2,128	$-	$17,470

The amortized cost and estimated fair value of debt securities at March 31, 2021, are summarized below by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	March 31, 2021
(dollars in thousands)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
Amortized cost	$-	$14,342	$1,000	$-	$15,342
Fair Value	$-	$16,470	$1,000	$-	$17,470

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

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Inputs represent unadjusted quoted prices for identical assets exchanged in active markets.

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets exchanged in active or inactive markets; quoted prices for identical assets exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets, such as interest rates and yield curves; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs include unobservable inputs used in the measurement of assets. The Company is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets and it may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in valuing assets.

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

For common share purchase warrants not traded on an exchange, the estimated fair value is determined using the Black-Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the warrant, the risk-free interest rate, and the volatility of the underlying common stock. The Company may change the assumption of the risk-free interest rate and utilize the yield curve for instruments with similar characteristics, such as credit ratings and jurisdiction. The effects of changing any of the assumptions or factors employed by the Black-Scholes model may result in a significantly different valuation for the warrants. The fair value of common share purchase warrants that have restrictions are adjusted for the estimated effect of the restriction. For certain debt securities not traded on an exchange, the estimated fair value generally reflects discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings and estimated durations. The portfolio management team, which includes representatives from the investment and accounting departments, also takes into consideration numerous other factors that could affect valuation such as overall market conditions, liquidity of the security and bond structure.

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

The following summarizes the major categories of equity investments at fair value and debt investments as of March 31, 2021, and June 30, 2020, with fair values shown according to the fair value hierarchy. The carrying values of held-to-maturity debt investments are considered to be reasonable estimates of fair values.

	March 31, 2021
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments in equity securities at fair value:
Equities - International	$5,133	$12,648	$-	$17,781
Equities - Domestic	-	-	-	-
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	854	-	-	854
Mutual funds - Domestic equity	-	-	-	-
Investments in debt securities:
Available-for-sale - Corporate bonds	-	16,470	-	16,470
Held-to-maturity - Corporate bonds	-	1,000	-	1,000
Total securities at fair value	$12,309	$30,118	$-	$42,427

	June 30, 2020
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments in equity securities at fair value:
Equities - International	$4,447	$32	$-	$4,479
Equities - Domestic	-	-	-	-
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	-	-	-	-
Mutual funds - Domestic equity	663	-	-	663
Investments in debt securities:
Available-for-sale - Corporate bonds	-	-	-	-
Held-to-maturity - Corporate bonds	-	-	-	-
Total securities at fair value	$11,432	$32	$-	$11,464

As of March 31, 2021, approximately 29 percent and 71 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1 and Level 2, respectively. As of June 30, 2020, approximately 100 percent of the Company’s financial assets were classified in the fair value hierarchy as Level 1.

During the three months ended March 31, 2021, the Company purchased convertible securities of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. The principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and the remaining principal amount is $14.3 million as of March 31, 2021. Each whole warrant, expiring in January 2024, entitles the Company to acquire one common share at a price of $3.00 (Canadian). The securities are subject to Canadian securities regulations. The debentures and warrants were valued at approximately $16.5 million and $12.6 million, respectively, at March 31, 2021, and were classified as Level 2 in the fair value hierarchy. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the balance sheet, unrealized gain recognized in investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of March 31, 2021. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at March 31, 2021. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

During the nine months ended March 31, 2021, the Company sold its investment of 10 million common shares in HIVE. The cost of the 10 million shares was $2.4 million. In fiscal year 2019, the Company adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) and its amendments. On July 1, 2018, the Company reclassified $3.2 million of unrealized gains related to its investment in HIVE from Accumulated Other Comprehensive Income (Loss) into Retained Earnings. Therefore, when the HIVE investment was sold, the amount included in realized gains on sales of fair valued securities was the proceeds of $20.6 million, less the cost of $2.4 million and the ASU 2016-01 reclassified unrealized gains of $3.2 million, or $15.0 million.

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, at a cost of $1.5 million. The investment was valued at approximately $4.4 million and $1.2 million at March 31, 2021, and June 30, 2020, respectively, and was classified as Level 1 in the fair value hierarchy. The Company’s ownership of Thunderbird was approximately 2.4 percent as of March 31, 2021. Frank Holmes served on the board of this company as a director from June 2014 to March 2021.

The Company has an investment in GoldSpot Discoveries Corp. (“GoldSpot”), a technology company headquartered and traded in Canada which leverages machine learning in natural resource exploration, at a cost of $514,000. During the three and nine months ended March 31, 2021, the Company recorded realized gains on sales of fair valued securities of $538,000 and $570,000 respectively, from sales of GoldSpot. The investment was valued at approximately $542,000 at March 31, 2021, and was classified as Level 1 in the fair value hierarchy. The investment was valued at approximately $806,000 at June 30, 2020, of which $774,000 was classified as Level 1 and $32,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 was restricted for resale due to escrow and regulatory provisions; its valuation was based on the quoted market price adjusted for the restriction on resale. The remaining shares in escrow were released in August 2020. The Company’s ownership of GoldSpot was approximately 1.8 percent and 7.3 percent as of March 31, 2021, and June 30, 2020, respectively. Holmes served on the board of this company as director from February 2019 to June 2020 and as independent chairman from February 2019 to May 2020 and held common stock and options at March 31, 2021.

Other Investments

The carrying value of equity securities without readily determinable fair values was approximately $2.9 million and $1.3 million as of March 31, 2021, and June 30, 2020, respectively. The Company has elected to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in investment income (loss).

The carrying value of equity securities without readily determinable fair values has been adjusted as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2021	2020	2021	2020
Carrying amount, beginning of period	$1,283	$1,404	$1,385	$1,488
Adjustments:
Purchases	665	75	440	75
Impairments	(6)	-	(6)	-
Other downward adjustments	(158)	(124)	(35)	(108)
Upward adjustments	1,156	163	1,156	63
Carrying amount, end of period	$2,940	$1,518	$2,940	$1,518

There were impairment adjustments to one security totaling $6,000 during the three and nine months ended March 31, 2021. Cumulative impairment adjustments to all equity securities without readily determinable fair values total $542,000 since their respective acquisitions through March 31, 2021. The cumulative amount of other downward adjustments, which include return of capital distributions and observable price changes, is $935,000, which includes $35,000 and $158,000 for the three and nine months ended March 31, 2021, respectively. The cumulative amount of upward adjustments, which primarily consist of observable price changes, is $1.9 million, which includes $1.2 million for the three and nine months ended March 31, 2021.

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

During fiscal years 2020 and 2021, the Company had an equity method investment in Galileo New Economy Fund LP (previously known as Galileo Technology and Blockchain LP), a Canadian limited partnership managed by Galileo. The Company owns approximately 22.2 percent of the LP as of March 31, 2021, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three and nine months ended March 31, 2021, is ($64,000) and $420,000 of equity method income (loss) for this investment. Included in other income (loss) for the three and nine months ended March 31, 2020, is ($91,000) and ($146,000) of equity method loss for this investment. The Company’s investment in the LP was valued at approximately $596,000 and $158,000 at March 31, 2021, and June 30, 2020, respectively. Frank Holmes also directly held an investment in the LP as of March 31, 2021. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

•          realized gains and losses on sales of securities;

•          unrealized gains and losses on securities at fair value;

•          realized foreign currency gains and losses;

•          other-than-temporary impairments on available-for-sale debt securities;

•          impairments and observable price changes on equity investments without readily determinable fair values; and

•          dividend and interest income.

The following summarizes investment income (loss) reflected in earnings from continuing operations:

	Nine Months Ended		Three Months Ended
(dollars in thousands)	March 31,		March 31,
Investment Income (Loss)	2021	2020	2021	2020
Unrealized gains (losses) on fair valued equity securities	$20,106	$(3,995)	$13,533	$(342)
Unrealized gains (losses) on equity securities without readily determinable fair values	1,025	-	1,138	(100)
Realized gains on sales of fair valued securities	15,606	-	563	-
Realized gain on sale of subsidiary	-	151	-	151
Realized foreign currency gains (losses)	164	(234)	(12)	(234)
Impairments in equity securities without readily determinable fair values	(6)	-	(6)	-
Dividend and interest income	310	156	289	84
Total Investment Income (Loss)	$37,205	$(3,922)	$15,505	$(441)

The three and nine months ended March 31, 2021, included approximately $14.7 million and $21.1 million of net unrealized gains recognized on equity securities still held at March 31, 2021.

Investment income (loss) can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020
USGIF advisory fees	$2,781	$2,413	$978	$753
USGIF performance fees earned (paid)	280	(391)	156	(79)
ETF advisory fees	11,107	455	5,170	201
Total Advisory Fees	14,168	2,477	6,304	875
USGIF administrative services fees	153	128	51	39
Other Operating Revenue	444	-	-	-
Total Operating Revenue	$14,765	$2,605	$6,355	$914

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2022. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF for the three and nine months ended March 31, 2021, were $153,000 and $554,000, respectively, compared with $141,000 and $407,000, respectively, for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

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

As of March 31, 2021, the Company had $2.5 million in receivables from fund clients, of which $400,000 was from USGIF and $2.1 million from the ETFs. As of June 30, 2020, the Company had $869,000 in receivables from fund clients, of which $187,000 was from USGIF and $682,000 from the ETFs.

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

NOTE 5. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	March 31, 2021	June 30, 2020
Cash and cash equivalents	$9,479	$1,936
Restricted cash	1,000	1,025
Total cash, cash equivalents, and restricted cash	$10,479	$2,961

NOTE 6. LEASES

The Company has lease agreements on a continuing operations basis for office equipment that expire in fiscal year 2022. Lease expense included in continuing operations totaled $39,000 and $116,000 for the three and nine months ended March 31, 2021, and $39,000 and $115,000 for the three and nine months ended March 31, 2020, respectively.

The Company’s former subsidiary Galileo, which is classified as discontinued operations as described in Note 2, had lease agreements for office equipment and for office facilities. Lease expense included in discontinued operations totaled $14,000 and $74,000 for the three and nine months ended March 31, 2020.

For continuing operations, the components of lease expense included in general and administrative expense on the Consolidated Statements of Operations and qualitative information concerning the Company’s operating leases were as follows:

	Nine Months Ending		Three Months Ending
	March 31,		March 31,
(dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$40	$39	$13	$13
Short-term lease cost	76	76	26	26
Total lease cost	$116	$115	$39	$39

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$40	$39	13	$13

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$-	$141	-	-

Weighted-average remaining lease term (in years)	1.08	2.08
Weighted-average discount rate	4.11%	4.11%

Maturities of lease liabilities from continuing operations as of March 31, 2021, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2021 (excluding the nine months ended March 31, 2021)	$13
2022	44
Total lease payments	57
Less imputed interest	(1)
Total	$56

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2023. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations for the three and nine months ended March 31, 2021, was $23,000 and $69,000, respectively. Lease income included in other income on the Consolidated Statements of Operations for the three and nine months ended March 31, 2020, was $23,000 and $64,000, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $5,000 and $7,000 at March 31, 2021, and June 30, 2020, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of March 31, 2021, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2021 (excluding the nine months ended March 31, 2021)	$24
2022	81
2023	34
Total lease payments	$139

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 7. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2021, and the Company intends to renew annually. The credit facility is collateralized by $1 million at March 31, 2021, shown as restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2021, the credit facility remains unutilized by the Company.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business.

The Company has been granted forgiveness of the entire PPP loan and any accrued interest. Included in Other Operating Revenue for the nine months ended March 31, 2021, the Company recognized a gain on extinguishment of debt, including interest, of $444,000.

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid during fiscal year 2020 and for July 2020 through January 2021. A monthly dividend of $0.0050 per share was paid for February 2021 through March 2021, and as of March 31, 2021 is authorized through June 2021, at which time it will be considered for continuation.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2021. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2021, the Company repurchased 19,900 and 35,996 class A shares using cash of $127,000 and $189,000, respectively. For the three and nine months ended March 31, 2020, the Company repurchased 69,420 and 72,820 class A shares using cash of $68,000 and $74,000, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. There were 2,000 options outstanding and exercisable at March 31, 2021, at a weighted average exercise price of $2.74. There were no options granted, forfeited, or exercised for the three or nine months ended March 31, 2021. There were no options granted, forfeited, or exercised for the three months ended March 31, 2020. There were 2,000 options forfeited and no options granted or exercised during the nine months ended March 31, 2020.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three and nine months ended March 31, 2021, or 2020. As of March 31, 2021, and 2020, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Income (Loss) from Continuing Operations	$32,829	$(5,962)	$14,224	$(1,557)

Loss from Discontinued Operations	-	(338)	-	(85)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(118)	-	(30)
Net Loss Attributable from Discontinued Operations to U.S. Global Investors, Inc.	-	(220)	-	(55)

Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$32,829	$(6,182)	$14,224	$(1,612)

Weighted average number of outstanding shares
Basic	15,075,064	15,127,118	15,061,818	15,121,950
Effect of dilutive securities
Employee stock options	731	-	1,170	-
Diluted	15,075,795	15,127,118	15,062,988	15,121,950

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$2.18	$(0.40)	$0.94	$(0.11)
Loss from discontinued operations	$-	$(0.01)	$-	$-
Net income (loss)	$2.18	$(0.41)	$0.94	$(0.11)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$2.18	$(0.40)	$0.94	$(0.11)
Loss from discontinued operations	$-	$(0.01)	$-	$-
Net income (loss)	$2.18	$(0.41)	$0.94	$(0.11)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the three and nine months ended March 31, 2021, no employee stock options were excluded from diluted EPS. For the three and nine months ended March 31, 2020, employee stock options for 2,000 were excluded from diluted EPS.

During the nine months ended March 31, 2021, and 2020, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For U.S. federal income tax purposes at March 31, 2021, the Company has no U.S. federal net operating loss carryovers. The Company has capital loss carryovers of $560,000 with $212,000 and $348,000 expiring in fiscal years 2022 and 2023, respectively. The Company has no charitable contribution carryovers at March 31, 2021.

For Canadian income tax purposes, USCAN has no net operating loss carryovers and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2020, a valuation allowance of $2.8 million was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. There was no valuation allowance included at March 31, 2021.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020
Beginning Balance	$(4)	$(206)	$8	$(205)
Other comprehensive income, net of tax [1]	1,681	-	1,681	-
Foreign currency translation adjustment, net of tax [2]	18	197	6	196
Ending Balance	$1,695	$(9)	$1,695	$(9)

1 Amounts include tax expense of $447 for both year-to-date and quarter-ending March 31, 2021.

2 Amounts include no tax expense or benefit.

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

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Nine months ended March 31, 2021
Net operating revenues	$14,765	$-	$14,765
Investment income	$-	$37,205	$37,205
Income from equity method investments	$-	$420	$420
Other income	$92	$-	$92
Income from continuing operations before income taxes	$6,902	$35,623	$42,525
Depreciation and amortization	$147	$-	$147
Gross identifiable assets at March 31, 2021	$11,530	$49,531	$61,061
Deferred tax asset			$-
Consolidated total assets at March 31, 2021			$61,061
Nine months ended March 31, 2020
Net operating revenues	$2,605	$-	$2,605
Investment loss	$-	$(3,922)	$(3,922)
Loss from equity method investments	$-	$(146)	$(146)
Other income	$90	$-	$90
Loss from continuing operations before income taxes	$(1,884)	$(4,252)	$(6,136)
Depreciation and amortization	$143	$9	$152
Three months ended March 31, 2021
Net operating revenues	$6,355	$-	$6,355
Investment income	$-	$15,505	$15,505
Loss from equity method investments	$-	$(64)	$(64)
Other income	$33	$-	$33
Income from continuing operations before income taxes	$3,439	$15,387	$18,826
Depreciation and amortization	$49	$-	$49
Three months ended March 31, 2020
Net operating revenues	$914	$-	$914
Investment loss	$-	$(441)	$(441)
Loss from equity method investments	$-	$(91)	$(91)
Other income	$29	$-	$29
Loss from continuing operations before income taxes	$(883)	$(599)	$(1,482)
Depreciation and amortization	$47	$3	$50

Net operating revenues from investment management services includes operating revenues from USGIF of $1.2 million and $3.2 million, respectively, for the three and nine months ended March 31, 2021, and $713,000 and $2.2 million, respectively, for the three and nine months ended March 31, 2020. Net operating revenues from investment management services also include operating revenues from ETF clients of $5.2 million and $11.1 million, respectively, for the three and nine months ended March 31, 2021, and $201,000 and $455,000, respectively, for the three and nine months ended March 31, 2020.

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

As of March 31, 2021, the Board has authorized a monthly dividend of $0.0050 per share through June 2021, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. As of March 31, 2021, the total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2021 is approximately $226,000.

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

At March 31, 2021, total assets under management, including USGIF and ETF clients, were approximately $4.6 billion versus $665.1 million at March 31, 2020, an increase of $3.9 billion, or 592.4 percent. During the nine months ended March 31, 2021, average assets under management, including USGIF and ETF clients, were $3.0 billion versus $518.7 million during the nine months ended March 31, 2020. Total assets under management as of period-end at March 31, 2021, including USGIF and ETF clients, were $4.6 billion versus $1.7 billion at June 30, 2020, the Company’s prior fiscal year end, an increase of 2.9 billion, or 168.7 percent.

The increase in assets under management as of March 31, 2021, compared to March 31, 2020, is primarily due to inflows into ETF clients, primarily the U.S. Global Jets ETF (“Jets ETF”). Inflows into the Jets ETF, resulting in an increase in assets, accelerated starting in the latter part of March 2020 and continuing through March 2021. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have experienced declines and volatility, including stocks in which the Jets ETF invests, this ETF has attracted inflows.

The following tables summarize the changes in assets under management for USGIF for the nine months ended March 31, 2021, and 2020:

	Changes in Assets Under Management
	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$427,794	$82,024	$509,818	$355,269	$85,742	$441,011
Market appreciation (depreciation)	(24,074)	(234)	(24,308)	(108,964)	169	(108,795)
Dividends and distributions	-	(98)	(98)	-	(226)	(226)
Net shareholder redemptions	(2,116)	(2,255)	(4,371)	(9,442)	(4,213)	(13,655)
Ending Balance	$401,604	$79,437	$481,041	$236,863	$81,472	$318,335

Average investment management fee	0.95%	0.00%	0.79%	0.96%	0.00%	0.76%
Average net assets	$417,345	$81,905	$499,250	$315,360	$84,744	$400,104

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2021			2020
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$343,214	$82,683	$425,897	$334,684	$90,921	$425,605
Market appreciation (depreciation)	66,319	120	66,439	(65,640)	898	(64,742)
Dividends and distributions	(16,243)	(316)	(16,559)	(2,973)	(829)	(3,802)
Net shareholder purchases (redemptions)	8,314	(3,050)	5,264	(29,208)	(9,518)	(38,726)
Ending Balance	$401,604	$79,437	$481,041	$236,863	$81,472	$318,335

Average investment management fee	0.92%	0.00%	0.76%	0.97%	0.01%	0.77%
Average net assets	$402,921	$83,881	$486,802	$329,784	$87,966	$417,750

As shown above, USGIF period-end assets under management were higher at March 31, 2021, compared to March 31, 2020. Average net assets for the three and nine months in the current fiscal year were higher than the same periods in the previous fiscal year for equity funds and in total, while average net assets for fixed income funds were lower than the same periods in the prior fiscal year. Both the fixed income and equity funds had net market depreciation for the three months ended March 31, 2021, and net market appreciation for the nine months ended March 31, 2021, primarily in the gold and natural resources funds. The equity funds had net market depreciation for the three and nine months ended March 31, 2020, while the fixed income funds had net market appreciation for the same periods. A significant portion of the dividends and distributions shown above were reinvested and included in net shareholder purchases (redemptions). There were net shareholder redemptions for the equity funds for the three months ended March 31, 2021, and net shareholder purchases for the nine months ended March 31, 2021. There were net shareholder redemptions for the fixed income funds for the three and nine months ended March 31, 2021. For the three and nine months ended March 31, 2020, there were net shareholder redemptions for both the equity and fixed income funds.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 79 and 76 basis points for the three and nine months ended March 31, 2021, respectively, and 76 and 77 basis points for the same periods in the prior year. The average investment management fee for the equity funds was 95 and 92 basis points for the three and nine months ended March 31, 2021, and 96 and 97 basis points for the same periods in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. The decline in the average investment management fee rate for the equity funds was due to fee waivers. Also, due to fee waivers, the average investment management fee for the fixed income funds was nil for the three and nine months ended March 31, 2021, and nil and 1 basis point for the same periods in the prior year, respectively.

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

As of March 31, 2021, the Company held investments with a fair value of approximately $42.4 million and a cost basis of approximately $24.8 million. The fair value of these investments is 69.5 percent of the Company’s total assets. In addition, the Company held other investments which do not have readily determinable fair values of approximately $2.9 million, and investments accounted for under the equity method of accounting of $596,000.

Investments at fair value were approximately $42.4 million at March 31, 2021, compared to approximately $11.5 million at June 30, 2020, the Company’s prior fiscal year end, which is an increase of approximately $30.9 million. See Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2021, and 2020

The Company posted net income attributable to U.S. Global Investors, Inc. of $14.2 million ($0.94 per share) for the three months ended March 31, 2021, compared with a net loss attributable to U.S. Global Investors, Inc. of $1.6 million ($0.11 per share loss) for the three months ended March 31, 2020, a positive change of approximately $15.8 million. The change is primarily due to operating income and realized and unrealized investment gains in the current quarter compared to operating loss and unrealized investment losses in the same quarter last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2021, increased $5.4 million, or 595.3 percent, compared with the three months ended March 31, 2020. This increase was primarily attributable to the following:

•

Advisory fees increased by $5.4 million, or 620.5 percent, primarily as a result of higher average assets under management in the ETFs and performance fees received versus paid out. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees increased $5.2 million. The majority of this increase was from ETF unitary management fees, which increased $5.0 million as the result of an increase in ETF average assets under management, primarily for the Jets ETF. Inflows into the Jets ETF accelerated from the latter part of March 2020 and continued through March 2021, resulting in an increase in assets. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. Base fees for USGIF increased by $225,000, primarily as a result of higher average assets under management.

•

Performance fees for USGIF received in the current period were $156,000 compared to $79,000 in fees paid out in the corresponding period in the prior year, a positive change of $235,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2021, increased $1.1 million, or 58.6 percent, compared with the three months ended March 31, 2020. The increase in operating expenses was primarily attributable to an increase in employee compensation of $667,000, or 93.3 percent, primarily due to increased bonuses related to positive company and fund performance, and an increase in general and administrative expenses of $437,000, or 40.1 percent, primarily due to higher ETF expenses related to the increase in ETF assets.

Other Income (Loss)

Total consolidated other income for the three months ended March 31, 2021, was $15.5 million, compared to total other loss of $503,000 for the three months ended March 31, 2020, a positive change of $16.0 million. This change was primarily due to the following factors:

•

Investment income was $15.5 million for the three months ended March 31, 2021, compared to investment loss of $441,000 for the three months ended March 31, 2020, a positive change of approximately $15.9 million. This included realized and unrealized gains on fair value securities of $563,000 and $13.5 million, respectively, in the current period. The same quarter in the prior year had no realized gains and unrealized losses of $342,000 on fair value securities. The change in unrealized gain (loss) was due to an increase in market value of fair value securities. See further discussion of investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax expense from continuing operations of $4.6 million was recorded for the three months ended March 31, 2021, compared to tax expense of $75,000 for the three months ended March 31, 2020. The tax expense in the current quarter was primarily the result of unrealized gains on securities. The tax expense in the same quarter in the prior year was primarily the result of increasing the valuation allowance to fully reserve for deferred tax assets.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, was $85,000 for the three months ended March 31, 2020. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information on this transaction and the results from Galileo operations.

RESULTS OF OPERATIONS – Nine months ended March 31, 2021, and 2020

The Company posted a net income attributable to U.S. Global Investors, Inc. of $32.8 million ($2.18 per share) for the nine months ended March 31, 2021, compared to a net loss attributable to U.S. Global Investors, Inc. of $6.2 million ($0.41 loss per share) for the nine months ended March 31, 2020, a positive change of approximately $39.0 million. The change is primarily due to operating income and realized and unrealized investment gains in the current period compared to operating loss and unrealized investment losses in the same period last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2021, increased $12.2 million, or 466.8 percent, compared with the nine months ended March 31, 2020. This increase was primarily attributable to the following:

•

Advisory fees increased by $11.7 million, or 472.0 percent, primarily as a result of higher average assets under management and an increase in performance fees received. Advisory fees are comprised of two components: a base management fee and a performance fee.

•

Base management fees increased $11.0 million. The majority of this increase was from ETF unitary management fees, which increased $10.7 million as the result of an increase in ETF average assets under management, primarily for the Jets ETF. Inflows into the Jets ETF accelerated starting in the latter part of March 2020 and continuing through March 2021, resulting in an increase in assets. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. Base fees for USGIF increased by $368,000, primarily as a result of higher average assets under management.

•

Performance fees for USGIF received in the current period were $280,000 compared to $391,000 in fees paid out in the corresponding period in the prior year, a positive change of $671,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

•

Other operating revenue for the nine months ended March 31, 2021, was $444,000, due to extinguishment of debt related to forgiveness of the PPP loan and accrued interest. See further information on the PPP loan in Note 7, Borrowings, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2021, increased $5.2 million, or 109.0 percent, compared with the nine months ended March 31, 2020. The increase in operating expenses was primarily attributable to an increase in employee compensation of $3.5 million, or 171.0 percent, primarily due to increased bonuses related to realized investment gains and positive company and fund performance, and an increase in general and administrative expenses of $1.6 million, or 66.6 percent, primarily due to higher ETF expenses and business development costs related to the increase in ETF assets.

Other Income (Loss)

Total consolidated other income (loss) for the nine months ended March 31, 2021, had a positive change of $41.7 million, compared with total other loss for the nine months ended March 31, 2020. The positive change was primarily due to the following factors:

•

There was investment income of $37.2 million for the nine months ended March 31, 2021, compared to an investment loss of $3.9 million for the nine months ended March 31, 2020, a positive change of approximately $41.1 million. This included realized and unrealized gains on fair value securities of $15.6 million and $20.1 million, respectively, in the current period, compared to the same period in the prior year, which had unrealized losses of $4.0 million. During the nine months ended March 31, 2021, the Company sold its investment in HIVE, resulting in $15.0 million of the realized gains being included in investment income. The change in unrealized gain (loss) was due to an increase in market value of fair value securities versus losses in the previous period. See further discussion of investments in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

A tax expense from continuing operations of $9.7 million was recorded for the nine months ended March 31, 2021, compared to tax benefit of $174,000 for the nine months ended March 31, 2020. The tax expense in the current period was primarily the result of operating income, realized gain on sale of securities, and unrealized gains on securities. The tax benefit in the same period in the prior year was primarily the result of a decrease in valuation of certain investments, which decreased the related deferred tax liability.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, was $338,000 for the nine months ended March 31, 2020. See Note 2, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further information on this transaction and the results from Galileo operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, the Company had net working capital (current assets minus current liabilities) of approximately $14.1 million and a current ratio (current assets divided by current liabilities) of 3.4 to 1. With approximately $9.5 million in cash and cash equivalents, and approximately $41.4 million in equity securities at fair value and available-for-sale debt securities at fair value, the Company has adequate liquidity to meet its current obligations.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The Company has been granted forgiveness of the entire PPP loan and any accrued interest.

The Company also has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2021, and the Company intends to renew annually. The credit facility is collateralized by $1 million at March 31, 2021, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2021, the credit facility remains unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2021, but may be suspended or discontinued at any time. Cash and equity securities at fair value and available-for-sale debt securities at fair value of approximately $50.9 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

Investment Management and Administrative Services Fees

Revenues are generally based upon a percentage of the market value of assets under management in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Company’s operating results. A portion of assets under management have exposure to international markets, which may experience volatility. In addition, fluctuations in interest rates may affect the value of assets under management in fixed income funds.

Performance Fees

USGIF advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three and nine months ended March 31, 2021, the Company realized an increase in its USGIF base advisory fee of $156,000 and $280,000, respectively, due to these performance adjustments. For the three and nine months ended March 31, 2020, the Company realized a decrease in its USGIF base advisory fee of $79,000 and $391,000, respectively, due to these performance adjustments.

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

The table below summarizes the Company’s price risks in equity securities recorded at fair value as of March 31, 2021, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at March 31, 2021	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Estimated Increase (Decrease) in Net Income (Loss) (1)
Equity securities at fair value [2]	$24,957	25% increase	$31,196	$4,929
		25% decrease	$18,718	$(4,929)

1    The estimated increase (decrease) is after income taxes at the statutory rate in effect as of the balance sheet date.

2   Unrealized and realized gains and losses are included in earnings in the Consolidated Statements of Operations.

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

A significant portion of the securities recorded at fair value in the above table is an investment HIVE Blockchain Technologies Ltd. (“HIVE”), which was valued at $12.6 million at March 31, 2021. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of the Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

The Company also has an equity method investment in Galileo New Economy Fund LP in the amount of $596,000 at March 31, 2021, which has investments in the technology and cryptocurrency mining industries. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility in the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2021.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2020. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-21 to 01-31-21	8,289	$45	$5.45	8,289	$2,705
02-01-21 to 02-28-21	5,214	37	$6.96	5,214	$2,669
03-01-21 to 03-31-21	6,397	45	$7.05	6,397	$2,623
Total	19,900	$127	$6.36	19,900

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

3    The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2021. The total amount of shares that may be repurchased in 2021 under the renewed program is $2.75 million.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	May 7, 2021	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 7, 2021	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer