Form 10-Q/A
period 2021-03-31
U S GLOBAL INVESTORS INC
filed 2021-11-18
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 5, 2021, there were 13,866,913 shares of Registrant’s class A nonvoting common stock issued and 12,955,307 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,635 shares of Registrant’s class C voting common stock issued and outstanding.

EXPLANATORY NOTE

Restatement of Unaudited Consolidated Financial Statements

We have restated our unaudited consolidated financial statements for the three and nine months ended March 31, 2021, in order to adjust certain fair value measurements related to our investments in HIVE Blockchain Technologies, Ltd. (“HIVE”). For a discussion of the HIVE valuation, the adjusted fair value measurements, and the impact of the restatement adjustments on the unaudited consolidated financial statements for the third quarter of fiscal 2021, see Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 — Financial Statements. We also identified other adjustments described in Note 2 that we have corrected as part of this restatement.

Internal Control Over Financial Reporting

Management reassessed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, and concluded that a deficiency in the design and operating effectiveness of the internal controls represented a material weakness in the internal control over financial reporting and, therefore, the Company did not maintain effective internal control over financial reporting as of March 31, 2021. For a description of the material weakness identified by management and management’s plan to remediate the material weakness, see Part I, Item 4 — Controls and Procedures.

Amended Reports

This Amended Quarterly Report on Form 10-Q/A does not reflect events occurring after the original filing date of May 7, 2021, and does not modify or update disclosures in the original filing that may have been affected by subsequent events, except for the effects of the restatement described in Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 — Financial Statements. Other disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.

This Amended Quarterly Report on Form 10-Q/A reflects amendments to the following items:

●	Part I, Item 1 — Financial Statements
●	Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk
●	Part I, Item 4 — Controls and Procedures
●	Part II, Item 6 — Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Quarterly Report on Form 10-Q/A. See Exhibits 31.1 and 32.1.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2021	June 30, 2020
	(unaudited)
(dollars in thousands)	As Restated
Current Assets
Cash and cash equivalents	$9,479	$1,936
Restricted cash	1,000	1,025
Investments in securities at fair value	6,322	6,322
Accounts and other receivables	2,645	974
Prepaid expenses	430	285
Total Current Assets	19,876	10,542

Net Property and Equipment	1,388	1,506

Other Assets
Investments in equity securities at fair value, non-current	16,939	5,142
Investments in available-for-sale debt securities at fair value	23,927	-
Other investments	2,940	1,283
Investments in held-to-maturity debt securities	1,000	-
Equity method investments	596	158
Right of use assets	56	93
Other assets, non-current	100	92
Total Other Assets	45,558	6,768
Total Assets	$66,822	$18,816
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72	$29
Accrued compensation and related costs	747	360
Dividends payable	226	113
Lease liability, short-term	52	50
Other accrued expenses	1,226	1,015
Taxes payable	3,472	-
Note payable, current	-	442
Total Current Liabilities	5,795	2,009

Long-Term Liabilities
Deferred tax liability	5,897	-
Lease liability, long-term	4	43
Total Long-Term Liabilities	5,901	43
Total Liabilities	11,696	2,052

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,913 shares at March 31, 2021, and June 30, 2020	347	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,635 shares at March 31, 2021, and June 30, 2020	52	52
Additional paid-in-capital	15,628	15,623
Treasury stock, class A shares at cost; 883,326 shares and 855,432 shares at March 31, 2021, and June 30, 2020, respectively	(2,051)	(1,879)
Accumulated other comprehensive income (loss), net of tax	11,840	(4)
Retained earnings	29,310	2,625
Total Shareholders’ Equity	55,126	16,764
Total Liabilities and Shareholders’ Equity	$66,822	$18,816

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
(dollars in thousands, except per share data)	As Restated		As Restated
Operating Revenues
Advisory fees	$14,168	$2,477	$6,304	$875
Administrative services fees	153	128	51	39
	14,321	2,605	6,355	914
Operating Expenses
Employee compensation and benefits	5,642	2,060	1,442	715
General and administrative	4,066	2,440	1,528	1,091
Advertising	162	111	44	37
Depreciation and amortization	147	152	49	50
	10,017	4,763	3,063	1,893
Operating Income (Loss)	4,304	(2,158)	3,292	(979)
Other Income (Loss)
Investment income (loss)	30,124	(3,922)	8,424	(441)
Income (loss) from equity method investments	420	(146)	(64)	(91)
Gain on forgiveness of PPP loan	444	-	-	-
Other income	92	90	33	29
	31,080	(3,978)	8,393	(503)
Income (Loss) from Continuing Operations Before Income Taxes	35,384	(6,136)	11,685	(1,482)
Provision for Income Taxes
Tax expense (benefit)	8,172	(174)	3,078	75
Income (Loss) from Continuing Operations	27,212	(5,962)	8,607	(1,557)
Discontinued Operations
Loss from discontinued operations of investment management services in Canada before income taxes	-	(338)	-	(85)
Tax benefit	-	-	-	-
Loss from Discontinued Operations	-	(338)	-	(85)
Net Income (Loss)	27,212	(6,300)	8,607	(1,642)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(118)	-	(30)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$27,212	$(6,182)	$8,607	$(1,612)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$1.81	$(0.40)	$0.57	$(0.11)
Loss from discontinued operations	$-	$(0.01)	$-	$-
Net income (loss)	$1.81	$(0.41)	$0.57	$(0.11)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$1.81	$(0.40)	$0.57	$(0.11)
Loss from discontinued operations	$-	$(0.01)	$-	$-
Net income (loss)	$1.81	$(0.41)	$0.57	$(0.11)

Basic weighted average number of common shares outstanding	15,075,064	15,127,118	15,061,818	15,121,950
Diluted weighted average number of common shares outstanding	15,075,795	15,127,118	15,062,988	15,121,950

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
(dollars in thousands)	As Restated (See Note 2)		As Restated (See Note 2)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$27,212	$(6,182)	$8,607	$(1,612)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period	12,262	-	12,262	-
Less: reclassification adjustment for gains included in net income	(436)	-	(436)	-
Net change from available-for-sale investments, net of tax	11,826	-	11,826	-
Foreign currency translation adjustment	18	311	6	310
Other Comprehensive Income	11,844	311	11,832	310
Comprehensive Income (Loss)	39,056	(5,871)	20,439	(1,302)
Less: Comprehensive Income Attributable to Non-Controlling Interest	-	114	-	114
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$39,056	$(5,985)	$20,439	$(1,416)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2020 (13,866,913 shares of class A; 2,068,635 shares of Class C)	$347	$52	$15,623	$(1,879)	$(4)	$2,625	$-	$16,764
Purchases of 35,996 shares of Common Stock (class A)	-	-	-	(189)	-	-	-	(189)
Issuance of stock under ESPP of 802 shares of Common Stock (class A)	-	-	2	2	-	-	-	4
Dividends declared	-	-	-	-	-	(527)	-	(527)
Stock bonuses	-	-	3	15	-	-	-	18
Stock-based compensation expense	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax (as restated)	-	-	-	-	11,844	-	-	11,844
Net income (as restated)	-	-	-	-	-	27,212	-	27,212
Balance at March 31, 2021 (13,866,913 shares of class A; 2,068,635 shares of Class C) (as restated)	$347	$52	$15,628	$(2,051)	$11,840	$29,310	$-	$55,126

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2019 (13,866,751 shares of class A; 2,068,797 shares of class C)	$347	$52	$15,646	$(1,888)	$(206)	$7,761	$467	$22,179
Purchases of 72,820 shares of Common Stock (class A)	-	-	-	(74)	-	-	-	(74)
Issuance of stock under ESPP of 1,286 shares of Common Stock (class A)	-	-	(1)	3	-	-	-	2
Conversion of 60 shares of class C common stock for class A common stock	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	(341)	-	(341)
Stock bonuses	-	-	(3)	6	-	-	-	3
Stock-based compensation expense	-	-	(6)	-	-	-	-	(6)
Deconsolidation of non-controlling interest	-	-	-	-	-	-	(463)	(463)
Other comprehensive income, net of tax	-	-	-	-	197	-	114	311
Net loss	-	-	-	-	-	(6,182)	(118)	(6,300)
Balance at March 31, 2020 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,636	$(1,953)	$(9)	$1,238	$-	$15,311

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2020 (13,866,913 shares of class A; 2,068,635 shares of class C)	$347	$52	$15,627	$(1,925)	$8	$21,003	$-	$35,112
Purchases of 19,900 shares of Common Stock (class A)	-	-	-	(127)	-	-	-	(127)
Issuance of stock under ESPP of 227 shares of Common Stock (class A)	-	-	1	1	-	-	-	2
Dividends declared	-	-	-	-	-	(300)	-	(300)
Stock bonuses	-	-	-	-	-	-	-	-
Deconsolidation of non-controlling interest	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax (as restated)	-	-	-	-	11,832	-	-	11,832
Net income (as restated)	-	-	-	-	-	8,607	-	8,607
Balance at March 31, 2021 (13,866,913 shares of class A; 2,068,635 shares of Class C) (as restated)	$347	$52	$15,628	$(2,051)	$11,840	$29,310	$-	$55,126

(dollars in thousands)	Common Stock (class A)	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2019 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,638	$(1,888)	$(205)	$2,964	$379	$17,287
Purchases of 69,420 shares of Common Stock (class A)	-	-	-	(68)	-	-	-	(68)
Issuance of stock under ESPP of 553 shares of Common Stock (class A)	-	-	(1)	1	-	-	-	-
Dividends declared	-	-	-	-	-	(114)	-	(114)
Stock bonuses	-	-	(1)	2	-	-	-	1
Deconsolidation of non-controlling interest	-	-	-	-	-	-	(463)	(463)
Other comprehensive income, net of tax	-	-	-	-	196	-	114	310
Net loss	-	-	-	-	-	(1,612)	(30)	(1,642)
Balance at March 31, 2020 (13,866,811 shares of class A; 2,068,737 shares of class C)	$347	$52	$15,636	$(1,953)	$(9)	$1,238	$-	$15,311

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2021	2020
(dollars in thousands)	As Restated	As Restated
Cash Flows from Operating Activities:
Net income (loss)	$27,212	$(6,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	147	152
Net recognized loss on disposal of fixed assets	7	-
Net recognized gain on securities	(15,506)	-
Amortization of premium on debt securities	83	-
Accretion of discount on debt securities	(552)	-
Unrealized (gains) losses on securities	(13,676)	3,995
Investment basis adjustment	27	(49)
Gain on disposal of Galileo	-	(151)
Net (income) loss from equity method investment	(420)	146
Net loss from discontinued operations, net of tax	-	338
Foreign currency transaction loss	-	228
Provision for deferred taxes	2,753	(139)
Stock bonuses	18	3
PPP loan forgiveness	(444)	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,671)	108
Prepaid expenses and other assets	(117)	(148)
Accounts payable and accrued expenses	4,079	456
Total adjustments	(25,272)	4,939
Net cash provided by (used in) operating activities	1,940	(1,361)
Cash Flows from Investing Activities:
Purchase of property and equipment	(36)	-
Purchase of investments in securities at fair value, non-current	(5,988)	-
Purchase of other investments	(665)	(75)
Purchase of held-to-maturity investments	(1,000)	-
Purchase of available-for-sale investments	(9,147)	-
Proceeds from sale of Galileo	-	746
Proceeds on sale of current investments	-	1,712
Proceeds on sale of non-current investments	22,355	-
Proceeds from maturity of corporate bonds	658	-
Return of capital on investments	-	10
Net cash provided by investing activities	6,177	2,393
Cash Flows from Financing Activities:
Issuance of common stock	4	2
Repurchases of common stock	(189)	(74)
Dividends paid	(414)	(340)
Net cash used in financing activities	(599)	(412)
Net increase in cash, cash equivalents, and restricted cash	7,518	620
Beginning cash, cash equivalents, and restricted cash	2,961	2,491
Ending cash, cash equivalents, and restricted cash	$10,479	$3,111

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,902	$-

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 4 and 5. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.2 million at March 31, 2021, and $7.0 million at June 30, 2020.

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

The Company currently holds a variable interest in a fund organized as a limited partnership advised by Galileo, but this entity does not qualify as a VIE. Since it is not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the entity and therefore, does not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment has been accounted for under the equity method of accounting. See further information about this investment in Note 4.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, (“ASU 2019-04”). ASU 2019-04 clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326). The standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. The new guidance in ASU 2019-04 on recognizing and measuring financial instruments will be effective for smaller reporting companies, including U.S. Global, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. If an entity has adopted all of the amendments to ASU 2016-01, it is permitted to early adopt the new guidance. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

NOTE 2: RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, management identified certain restatements and other immaterial revisions.

Fair Value Restatements

In January 2021, the Company purchased corporate investments that consisted of unsecured convertible debentures and purchase warrants. As a result of additional analysis of the fair value of these corporate investments, the purchase price of the corporate investments was reallocated to the unsecured convertible debentures and purchase warrants at the acquisition date, and the fair value of the unsecured convertible debentures was understated by $7.5 million, and the fair value of purchase warrants was overstated by $1.7 million at March 31, 2021. The impact of these corrections to previously reported financial statements is an increase in employee compensation and benefits expense of $60,000, a decrease to investment income of $7.1 million, a decrease to net income of $5.6 million, a decrease in basic and diluted earnings per share of $0.37, and an increase in other comprehensive income net of tax of $10.1 million for the three and nine months ended March 31, 2021. The impact to the balance sheet is a net increase in investments of $5.8 million, a net increase in liabilities of $1.2 million, and an increase in equity of $4.5 million. As a result of this, Note 4 has been updated to include disclosures related to level 3 measurements.

Other Immaterial Revisions

The Company was granted forgiveness of its Paycheck Protection Program ("PPP") loan and accrued interest totaling $444,000 in the quarter ended December 31, 2020. The Company recorded the extinguishment of debt related to the forgiveness as other operating revenue instead of other income in both the December 31, 2020, and the March 31, 2021, financial statements. This revision has no impact on net income or earnings per share and was deemed immaterial. Since the Company is restating the March 31, 2021, Form 10-Q, the reclassification of the PPP loan forgiveness is included in the restated Form 10-Q/A. For the quarter and nine months ended March 31, 2021, the line-item other operating revenue was removed, and the line-item gain on forgiveness of PPP loan was added to other income. For comparative purposes, the unaudited interim financial statements for the quarter and six months ended December 31, 2020 will include the reclassification when presented.

In addition, the Company recorded changes in the fair value of investment securities and sales of short-term investments within “Changes in operating assets and liabilities” on the statement of cash flows in prior periods instead of within “Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities” and “Cash flows from investing activities,” respectively. These revisions had no impact on net income or earnings per share and were deemed immaterial. Since the Company is restating the March 31, 2021, Form 10-Q, the revisions are included in the restated Form 10-Q/A. Accordingly, the line-item “Investment securities” was removed, and the balances were reclassified to unrealized investment (gains) losses on securities and proceeds on sales of current investments. For comparative purposes, the unaudited interim financial statements of prior periods will include the reclassification when presented. For the quarter ended September 30, 2020, ($994,000) will be reclassified from investment securities to unrealized investment gains on securities. For the six months ended December 31, 2020, ($6.5 million) will be reclassified from investment securities to unrealized investment gains on securities.

Impact of Restatement Adjustments on Unaudited Quarterly Financial Statements

The effects of the restatement on our unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2021, and on our unaudited statement of cash flows for the nine months ended March 31, 2020, are set forth as follows.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021
Assets	(unaudited)
(dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Current Assets
Cash and cash equivalents	$9,479	$-	$9,479
Restricted cash	1,000	-	1,000
Investments in securities at fair value	6,322	-	6,322
Accounts and other receivables	2,645	-	2,645
Prepaid expenses	430	-	430
Total Current Assets	19,876	-	19,876

Net Property and Equipment	1,388	-	1,388

Other Assets
Investments in equity securities at fair value, non-current	18,635	(1,696)	16,939
Investments in available-for-sale debt securities at fair value	16,470	7,457	23,927
Other investments	2,940	-	2,940
Investments in held-to-maturity debt securities	1,000	-	1,000
Equity method investments	596	-	596
Right of use assets	56	-	56
Other assets, non-current	100	-	100
Total Other Assets	39,797	5,761	45,558
Total Assets	$61,061	$5,761	$66,822
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72	$-	$72
Accrued compensation and related costs	692	55	747
Dividends payable	226	-	226
Lease liability, short-term	52	-	52
Other accrued expenses	1,221	5	1,226
Taxes payable	3,515	(43)	3,472
Note payable, current	-	-	-
Total Current Liabilities	5,778	17	5,795

Long-Term Liabilities
Deferred tax liability	4,681	1,216	5,897
Lease liability, long-term	4	-	4
Total Long-Term Liabilities	4,685	1,216	5,901
Total Liabilities	10,463	1,233	11,696

Commitments and Contingencies

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; authorized, 28,000,000 shares; issued, 13,866,913 shares at March 31, 2021, and June 30, 2020	347	-	347
Common stock (class B) - $0.025 par value; nonvoting; authorized, 4,500,000 shares; no shares issued	-	-	-
Convertible common stock (class C) - $0.025 par value; voting; authorized, 3,500,000 shares; issued, 2,068,635 shares at March 31, 2021, and June, 30, 2020	52	-	52
Additional paid-in-capital	15,628	-	15,628
Treasury stock, class A shares at cost; 883,326 shares and 855,432 shares at March 31, 2021, and June 30, 2020, respectively	(2,051)	-	(2,051)
Accumulated other comprehensive income (loss), net of tax	1,695	10,145	11,840
Retained earnings	34,927	(5,617)	29,310
Total Shareholders’ Equity	50,598	4,528	55,126
Total Liabilities and Shareholders’ Equity	$61,061	$5,761	$66,822

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31, 2021				Three Months Ended March 31, 2021
(dollars in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Immaterial Revisions	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Operating Revenues
Advisory fees	$14,168	$-	$-	$14,168	$6,304	$-	$6,304
Administrative services fees	153	-	-	153	51	-	51
Other operating revenue	444	-	(444)	-	-	-	-
	14,765	-	(444)	14,321	6,355	-	6,355
Operating Expenses
Employee compensation and benefits	5,582	60	-	5,642	1,382	60	1,442
General and administrative	4,066	-	-	4,066	1,528	-	1,528
Advertising	162	-	-	162	44	-	44
Depreciation and amortization	147	-	-	147	49	-	49
	9,957	60	-	10,017	3,003	60	3,063
Operating Income (Loss)	4,808	(60)	(444)	4,304	3,352	(60)	3,292
Other Income (Loss)
Investment income	37,205	(7,081)	-	30,124	15,505	(7,081)	8,424
Income (loss) from equity method investments	420	-	-	420	(64)	-	(64)
Gain on forgiveness of PPP loan	-	-	444	444	-	-	-
Other income	92	-	-	92	33	-	33
	37,717	(7,081)	444	31,080	15,474	(7,081)	8,393
Income from Continuing Operations Before Income Taxes	42,525	(7,141)	-	35,384	18,826	(7,141)	11,685
Provision for Income Taxes
Tax expense (benefit)	9,696	(1,524)	-	8,172	4,602	(1,524)	3,078
Net Income	32,829	(5,617)	-	27,212	14,224	(5,617)	8,607
Net Income Attributable to U.S. Global Investors, Inc.	$32,829	$(5,617)	$-	$27,212	$14,224	$(5,617)	$8,607

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income per Share	$2.18	$(0.37)	$-	$1.81	$0.94	$(0.37)	$0.57
Diluted Net Income per Share	$2.18	$(0.37)	$-	$1.81	$0.94	$(0.37)	$0.57

Basic weighted average number of common shares outstanding	15,075,064			15,075,064	15,061,818		15,061,818
Diluted weighted average number of common shares outstanding	15,075,795			15,075,795	15,062,988		15,062,988

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended March 31, 2021			Three Months Ended March 31, 2021
(dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$32,829	$(5,617)	$27,212	$14,224	$(5,617)	$8,607
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale securities arising during period	1,681	10,581	12,262	1,681	10,581	12,262
Less: reclassification adjustment for gains included in net income	-	(436)	(436)	-	(436)	(436)
Net change from available-for-sale securities, net of tax	1,681	10,145	11,826	1,681	10,145	11,826
Foreign currency translation adjustment	18	-	18	6	-	6
Other Comprehensive Income	1,699	10,145	11,844	1,687	10,145	11,832
Comprehensive Income Attributable to U.S. Global Investors, Inc.	$34,528	$4,528	$39,056	$15,911	$4,528	$20,439

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Balance at March 31, 2021 (dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Accumulated Other Comprehensive Income (Loss)	$1,695	$10,145	$11,840
Retained Earnings	$34,927	$(5,617)	$29,310
Total	$50,598	$4,528	$55,126

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31, 2021
(dollars in thousands)	As Previously Reported	Restatement Adjustments	Other Immaterial Revisions	As Restated
Cash Flows from Operating Activities:
Net income (loss)	$32,829	$(5,617)	$-	$27,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	147	-	-	147
Net recognized loss on disposal of fixed assets	7	-	-	7
Net recognized gain on securities	(15,506)	-	-	(15,506)
Amortization of premium on debt securities	-	83	-	83
Accretion of discount on debt securities	-	(552)	-	(552)
Unrealized investment (gains) losses on securities	-	7,550	(21,226)	(13,676)
Investment basis adjustment	27	-	-	27
Gain on disposal of Galileo	-	-	-	-
Net (income) loss from equity method investment	(420)	-	-	(420)
Net loss from discontinued operations, net of tax	-	-	-	-
Foreign currency transaction loss	-	-	-	-
Provision for deferred taxes	4,234	(1,481)	-	2,753
Stock bonuses	18	-	-	18
PPP loan forgiveness	(444)	-	-	(444)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,671)	-	-	(1,671)
Prepaid expenses and other assets	(117)	-	-	(117)
Investment securities	(21,226)	-	21,226	-
Accounts payable and accrued expenses	4,062	17	-	4,079
Total adjustments	(30,889)	5,617	-	(25,272)
Net cash provided by operating activities	1,940	-	-	1,940
Cash Flows from Investing Activities:
Purchase of property and equipment	(36)	-	-	(36)
Purchase of investments in securities at fair value, non-current	(135)	(5,853)	-	(5,988)
Purchase of other investments	(665)	-	-	(665)
Purchase of held-to-maturity investments	(1,000)	-	-	(1,000)
Purchase of available-for-sale investments	(15,000)	5,853	-	(9,147)
Proceeds from sale of Galileo	-	-	-	-
Proceeds on sale of non-current investments	22,355	-	-	22,355
Proceeds from maturity of corporate bonds	658	-	-	658
Return of capital on investments	-	-	-	-
Net cash provided by investing activities	6,177	-	-	6,177
Cash Flows from Financing Activities:
Issuance of common stock	4	-	-	4
Repurchases of common stock	(189)	-	-	(189)
Dividends paid	(414)	-	-	(414)
Net cash used in financing activities	(599)	-	-	(599)
Net increase in cash, cash equivalents, and restricted cash	7,518	-	-	7,518
Beginning cash, cash equivalents, and restricted cash	2,961	-	-	2,961
Ending cash, cash equivalents, and restricted cash	$10,479	$-	$-	$10,479

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,902			$1,902

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	Nine Months Ended March 31, 2020
(dollars in thousands)	As Previously Reported	Other Immaterial Revisions	As Restated
Cash Flows from Operating Activities:
Net loss	$(6,300)	$-	$(6,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	152	-	152
Unrealized investment losses on securities	-	3,995	3,995
Investment basis adjustment	(49)	-	(49)
Gain on disposal of Galileo	(151)	-	(151)
Net loss from equity method investment	146	-	146
Net loss from discontinued operations, net of tax	338	-	338
Foreign currency transaction loss	228	-	228
Provision for deferred taxes	(139)	-	(139)
Stock bonuses	3	-	3
Changes in operating assets and liabilities:
Accounts receivable and other receivables	108	-	108
Prepaid expenses and other assets	(148)	-	(148)
Investment securities	5,707	(5,707)	-
Accounts payable and accrued expenses	456	-	456
Total adjustments	6,651	(1,712)	4,939
Net cash provided by (used in) operating activities	351	(1,712)	(1,361)
Cash Flows from Investing Activities:
Purchase of other investments	(75)	-	(75)
Proceeds from sale of Galileo	746	-	746
Proceeds on sale of current investments	-	1,712	1,712
Return of capital on investments	10	-	10
Net cash provided by investing activities	681	1,712	2,393
Cash Flows from Financing Activities:
Issuance of common stock	2	-	2
Repurchases of common stock	(74)	-	(74)
Dividends paid	(340)	-	(340)
Net cash used in financing activities	(412)	-	(412)
Net increase in cash, cash equivalents, and restricted cash	620	-	620
Beginning cash, cash equivalents, and restricted cash	2,491	-	2,491
Ending cash, cash equivalents, and restricted cash	$3,111	$-	$3,111

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

NOTE 4. INVESTMENTS

As of March 31, 2021, the Company held investments in securities at fair value totaling approximately $47.2 million with a cost basis of approximately $24.2 million. The fair value of these investments is 70.6 percent of the Company’s total assets at March 31, 2021. In addition, the Company held other investments of approximately $2.9 million, held-to-maturity debt investments of $1.0 million, and investments of approximately $596,000 accounted for under the equity method of accounting.

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings.

Investments in debt securities are classified on the acquisition dates and at each balance sheet date. Debt securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Debt securities classified as trading are acquired with the intent to sell in the near term and are carried at fair value with changes reported in earnings. All other debt securities are classified as available-for-sale and are carried at fair value.

Investment gains and losses on available-for-sale debt securities are recorded when the securities are sold, as determined on a specific identification basis, and recognized in current period earnings. Changes in unrealized gains are reported net of tax in accumulated other comprehensive income (loss). For debt securities in an unrealized loss position, a loss in earnings is recognized for the excess of amortized cost over fair value if the Company intends to sell before the price recovers. Otherwise, the Company evaluates as of the balance sheet date whether the unrealized losses are attributable to credit losses or other factors. The severity of the decline in value, creditworthiness of the issuer and other relevant factors are considered. The portion of unrealized loss the Company believes is related to a credit loss is recognized in earnings, and the portion of the unrealized loss that the Company believes is not related to a credit loss is recognized in other comprehensive income.

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

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships.

The following details the components of the Company’s equity investments recorded at fair value as of March 31, 2021, and June 30, 2020.

	March 31, 2021 As Restated (See Note 2)
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$8,000	$8,085	$16,085
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	929	(75)	854
Mutual funds - Domestic equity	-	-	-
Total equity securities at fair value	$15,287	$7,974	$23,261

	June 30, 2020
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$5,641	$(1,162)	$4,479
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	-	-	-
Mutual funds - Domestic equity	929	(266)	663
Total equity securities at fair value	$12,928	$(1,464)	$11,464

Included in the preceding table was $7.2 million and $7.0 million as of March 31, 2021, and June 30, 2020, respectively, at fair value invested in USGIF.

Debt Investments

The following details the components of the Company’s debt investments as of March 31, 2021. The Company did not have any debt investments at June 30, 2020.

	March 31, 2021 As Restated (See Note 2)
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale - Convertible debentures	$8,957	$14,970	$-	$23,927

	March 31, 2021 As Restated (See Note 2)
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Carrying Amount
Held-to-maturity - Debentures	$1,000	$-	$-	$1,000

Investments in debt securities classified as held-to-maturity are carried at amortized cost, which approximates fair value. The net carrying amount and estimated fair value of debt securities at March 31, 2021, are summarized below by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	March 31, 2021 As Restated (See Note 2)
(dollars in thousands)	Convertible debentures (1)	Due after five years through ten years	Total
Net Carrying Amount	$8,957	$1,000	$9,957
Fair Value	$23,927	$1,000	$24,927

1 Principal payments are due quarterly.

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

The Company has established a Proprietary Valuation Committee (the “Committee”) to administer and oversee the Company’s valuation policies and procedures, which are approved by the Board of Directors, and to perform a periodic review of valuations provided by independent pricing services.

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

For common share purchase warrants not traded on an exchange, the estimated fair value is determined using the Black-Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the warrant, the risk-free interest rate, and the volatility of the underlying common stock. The Company may change the assumption of the risk-free interest rate and utilize the yield curve for instruments with similar characteristics, such as credit ratings and jurisdiction, or change the expected volatility. The effects of changing any of the assumptions or factors employed by the Black-Scholes model may result in a significantly different valuation for the warrants. The fair value of common share purchase warrants that have restrictions are adjusted for the restriction.

Certain convertible debt securities not traded on an exchange are valued by an independent pricing service using a binomial lattice model based on factors such as yield, quality, maturity, coupon rate, type of issuance, individual trading characteristics of the underlying common shares and other market data. The model utilizes a number of assumptions in arriving at its results. The effects of changing any of the assumptions or factors utilized in the binomial lattice model, including expected volatility, credit adjusted discount rates, and discounts for lack of marketability, may result in a significantly different valuation for the securities.

For other securities included in the fair value hierarchy with unobservable inputs, the Committee considers a number of factors in determining a security’s fair value, including the security’s trading volume, market values of similar class issuances, investment personnel’s judgment regarding the market experience of the issuer, financial status of the issuer, the issuer’s management, and back testing, as appropriate. The fair values may differ from what may have been used had a broader market for these securities existed. The Committee reviews inputs and assumptions and reports material items to the Board of Directors. Securities which do not have readily determinable fair values are also periodically reviewed by the Committee.

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of March 31, 2021, and June 30, 2020, with fair values shown according to the fair value hierarchy.

	March 31, 2021 As Restated (See Note 2)
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$5,133	$-	$10,952	$16,085
Equities - Domestic	-	-	-	-
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	854	-	-	854
Mutual funds - Domestic equity	-	-	-	-
Total investments in equity securities:	$12,309	$-	$10,952	$23,261
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	23,927	23,927
Total investments carried at fair value on a recurring basis:	$12,309	$-	$34,879	$47,188

	June 30, 2020
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$4,447	$32	$-	$4,479
Equities - Domestic	-	-	-	-
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	-	-	-	-
Mutual funds - Domestic equity	663	-	-	663
Total investments in equity securities:	$11,432	$32	$-	$11,464
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	-	-
Total investments carried at fair value on a recurring basis:	$11,432	$32	$-	$11,464

As of March 31, 2021, approximately 26 percent, 0 percent, and 74 percent of the Company’s financial assets carried at fair value on a recurring basis were classified in the fair value hierarchy as Level 1, Level 2, and Level 3, respectively. As of June 30, 2020, approximately 100 percent of the Company’s financial assets carried at fair value on a recurring basis were classified in the fair value hierarchy as Level 1. The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value as of March 31, 2021.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Three and Nine Months Ended March 31, 2021
	Investments in equity securities	Investments in debt securities
(dollars in thousands)	As Restated (See Note 2)	As Restated (See Note 2)
Beginning Balance	$-	$-
Purchases	5,853	9,147
Sales	-	-
Principal payment proceeds	-	(658)
Amortization of premium (investment income)	-	(83)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	5,099	552
Included in Accumulated Other Comprehensive Income (other)	-	14,969
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending Balance	$10,952	$23,927

During the three months ended March 31, 2021, the Company purchased convertible securities of HIVE Blockchain Technologies Ltd. (“HIVE”), a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. The principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and the remaining principal amount is $14.3 million as of March 31, 2021. Each whole warrant, expiring in January 2024, entitles the Company to acquire one common share at a price of $3.00 (Canadian). Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the balance sheet, unrealized gain recognized in investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of March 31, 2021. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at March 31, 2021. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the three months ended March 31, 2021, $552,000 was realized in investment income (loss).

The Company currently considers the related fair value measurements to contain Level 3 inputs. The following is quantitative information as of March 31, 2021, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	March 31, 2021 As Restated (See Note 2)
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in debt securities:
Available-for-sale - Convertible debentures	$23,927	Binomial lattice model
			Volatility	44.3%
			Credit Adjusted Discount Rate	1.8%
			Discount for Lack of Marketability	5.0%
Investments in equity securities:
Common share purchase warrants	$10,952	Options pricing model
			Volatility	72.3%
			Discount for Lack of Marketability	5.0%

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

Other Investments

The carrying value of equity securities without readily determinable fair values was approximately $2.9 million and $1.3 million as of March 31, 2021, and June 30, 2020, respectively. The Company has elected to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, if any. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred, with such changes recorded in investment income (loss).

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

A total of four securities were remeasured at various dates during the three and nine months ended March 31, 2021, with carrying amounts totaling $1.7 million and $470,000, classified as Level 2 and Level 3, according to the fair value hierarchy, respectively. There were impairment adjustments to one security totaling $6,000 during the three and nine months ended March 31, 2021. Cumulative impairment adjustments to all equity securities without readily determinable fair values total $542,000 since their respective acquisitions through March 31, 2021. The cumulative amount of other downward adjustments, which include return of capital distributions and observable price changes, is $935,000, which includes $35,000 and $158,000 for the three and nine months ended March 31, 2021, respectively. The cumulative amount of upward adjustments, which primarily consist of observable price changes, is $1.9 million, which includes $1.2 million for the three and nine months ended March 31, 2021.

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

During fiscal years 2020 and 2021, the Company had an equity method investment in Galileo New Economy Fund LP (previously known as Galileo Technology and Blockchain LP), a Canadian limited partnership managed by Galileo. The Company owns approximately 22.2 percent of the LP as of March 31, 2021, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three and nine months ended March 31, 2021, is ($64,000) and $420,000 of equity method income (loss) for this investment. Included in other income (loss) for the three and nine months ended March 31, 2020, is ($91,000) and ($146,000) of equity method loss for this investment. The Company’s investment in the LP had a carrying value of approximately $596,000 and $158,000 at March 31, 2021, and June 30, 2020, respectively. Frank Holmes also directly held an investment in the LP as of March 31, 2021. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

•          realized gains and losses on sales of securities;

•          realized gains and losses on principal payment proceeds;

•          unrealized gains and losses on securities at fair value;

•          realized foreign currency gains and losses;

•          other-than-temporary impairments on available-for-sale debt securities;

•          impairments and observable price changes on equity investments without readily determinable fair values; and

•          dividend and interest income.

The following summarizes investment income (loss) reflected in earnings from continuing operations:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2021	2020	2021	2020
Investment Income (Loss)	As Restated (See Note 2)		As Restated (See Note 2)
Unrealized gains (losses) on fair valued securities	$12,556	$(3,995)	$5,983	$(342)
Unrealized gains (losses) on equity securities without readily determinable fair values	1,025	-	1,138	(100)
Realized gains on sales of fair valued securities	15,606	-	563	-
Realized gains on principal payment proceeds	552	-	552	-
Realized gain on sale of subsidiary	-	151	-	151
Realized foreign currency gains (losses)	164	(234)	(12)	(234)
Impairments in equity securities without readily determinable fair values	(6)	-	(6)	-
Dividend and interest income	227	156	206	84
Total Investment Income (Loss)	$30,124	$(3,922)	$8,424	$(441)

The three and nine months ended March 31, 2021, included approximately $7.1 million and $13.6 million of net unrealized gains recognized on equity securities still held at March 31, 2021.

Investment income (loss) can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 5. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
(dollars in thousands)	As Restated (See Note 2)		As Restated (See Note 2)
USGIF advisory fees	$2,781	$2,413	$978	$753
USGIF performance fees earned (paid)	280	(391)	156	(79)
ETF advisory fees	11,107	455	5,170	201
Total Advisory Fees	14,168	2,477	6,304	875
USGIF administrative services fees	153	128	51	39
Total Operating Revenue	$14,321	$2,605	$6,355	$914

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

The Company has been granted forgiveness of the entire PPP loan and any accrued interest. Included in Other Income (Loss) for the nine months ended March 31, 2021, the Company recognized a gain on extinguishment of debt, including interest, of $444,000.

NOTE 9. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. A monthly dividend of $0.0025 per share was paid during fiscal year 2020 and for July 2020 through January 2021. A monthly dividend of $0.0050 per share was paid for February 2021 through March 2021, and as of March 31, 2021, is authorized through June 2021, at which time it will be considered for continuation.

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

The following table sets forth the computation for basic and diluted EPS:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
(dollars in thousands, except per share data)	As Restated (See Note 2)		As Restated (See Note 2)
Income (Loss) from Continuing Operations	$27,212	$(5,962)	$8,607	$(1,557)

Loss from Discontinued Operations	-	(338)	-	(85)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(118)	-	(30)
Net Loss Attributable from Discontinued Operations to U.S. Global Investors, Inc.	-	(220)	-	(55)

Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$27,212	$(6,182)	$8,607	$(1,612)

Weighted average number of outstanding shares
Basic	15,075,064	15,127,118	15,061,818	15,121,950
Effect of dilutive securities
Employee stock options	731	-	1,170	-
Diluted	15,075,795	15,127,118	15,062,988	15,121,950

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$1.81	$(0.40)	$0.57	$(0.11)
Loss from discontinued operations	$-	$(0.01)	$-	$-
Net income (loss)	$1.81	$(0.41)	$0.57	$(0.11)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$1.81	$(0.40)	$0.57	$(0.11)
Loss from discontinued operations	$-	$(0.01)	$-	$-
Net income (loss)	$1.81	$(0.41)	$0.57	$(0.11)

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

NOTE 11. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN and Galileo file separate tax returns in Canada. See income tax information for Galileo in Note 3, Discontinued Operations. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

For U.S. federal income tax purposes at March 31, 2021, the Company has no U.S. federal net operating loss carryovers. The Company has capital loss carryovers of $8,000 expiring in fiscal year 2023. The Company has no charitable contribution carryovers at March 31, 2021.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
(dollars in thousands)	As Restated (See Note 2)		As Restated (See Note 2)
Beginning Balance	$(4)	$(206)	$8	$(205)
Unrealized gains on available-for-sale securities arising during period, net of tax [1]	12,262	-	12,262	-
Amount reclassified from AOCI, net of tax [2]	(436)	-	(436)	-
Foreign currency translation adjustment, net of tax [3]	18	197	6	196
Ending Balance	$11,840	$(9)	$11,840	$(9)

1 Amounts include tax expense of $3.3 million for both year-to-date and quarter-ending March 31, 2021.

2 Amounts include tax expense of $116,000 for both year-to-date and quarter-ending March 31, 2021.

3 Amounts include no tax expense or benefit.

NOTE 13. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments on a continuing operations basis: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The former segment of investment management services in Canada is discussed in Note 3, Discontinued Operations. The following schedule details total revenues and income for continuing operations by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Nine months ended March 31, 2021 As restated (See Note 2)
Net operating revenues	$14,321	$-	$14,321
Investment income	$-	$30,124	$30,124
Income from equity method investments	$-	$420	$420
Gain on forgiveness of PPP loan	$444	$-	$444
Other income	$92	$-	$92
Income from continuing operations before income taxes	$6,842	$28,542	$35,384
Depreciation and amortization	$147	$-	$147
Gross identifiable assets at March 31, 2021	$11,530	$55,292	$66,822
Deferred tax asset			$-
Consolidated total assets at March 31, 2021			$66,822
Nine months ended March 31, 2020
Net operating revenues	$2,605	$-	$2,605
Investment loss	$-	$(3,922)	$(3,922)
Loss from equity method investments	$-	$(146)	$(146)
Other income	$90	$-	$90
Loss from continuing operations before income taxes	$(1,884)	$(4,252)	$(6,136)
Depreciation and amortization	$143	$9	$152
Three months ended March 31, 2021 As restated (See Note 2)
Net operating revenues	$6,355	$-	$6,355
Investment income	$-	$8,424	$8,424
Loss from equity method investments	$-	$(64)	$(64)
Other income	$33	$-	$33
Income from continuing operations before income taxes	$3,379	$8,306	$11,685
Depreciation and amortization	$49	$-	$49
Three months ended March 31, 2020
Net operating revenues	$914	$-	$914
Investment loss	$-	$(441)	$(441)
Loss from equity method investments	$-	$(91)	$(91)
Other income	$29	$-	$29
Loss from continuing operations before income taxes	$(883)	$(599)	$(1,482)
Depreciation and amortization	$47	$3	$50

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

NOTE 14. CONTINGENCIES AND COMMITMENTS

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

As of March 31, 2021, the Company held investments carried at fair value of approximately $47.2 million and a cost basis of approximately $24.2 million. The fair value of these investments is approximately 70.6 percent of the Company’s total assets. In addition, the Company held other investments which do not have readily determinable fair values of approximately $2.9 million, held-to-maturity debt investments of $1.0 million, and investments accounted for under the equity method of accounting of $596,000.

Investments carried at fair value were approximately $47.2 million at March 31, 2021, compared to approximately $11.5 million at June 30, 2020, the Company’s prior fiscal year end, which is an increase of approximately $35.7 million. See Note 4, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2021, and 2020

The Company posted net income attributable to U.S. Global Investors, Inc. of $8.6 million ($0.57 per share) for the three months ended March 31, 2021, compared with a net loss attributable to U.S. Global Investors, Inc. of $1.6 million ($0.11 per share loss) for the three months ended March 31, 2020, a positive change of approximately $10.2 million. The change is primarily due to operating income and realized and unrealized investment gains in the current quarter compared to operating loss and unrealized investment losses in the same quarter last year, as discussed further below.

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

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2021, increased $1.2 million, or 61.8 percent, compared with the three months ended March 31, 2020. The increase in operating expenses was primarily attributable to an increase in employee compensation of $727,000, or 101.7 percent, primarily due to increased bonuses related to positive company and fund performance, and an increase in general and administrative expenses of $437,000, or 40.1 percent, primarily due to higher ETF expenses related to the increase in ETF assets.

Other Income (Loss)

Total consolidated other income for the three months ended March 31, 2021, was $8.4 million, compared to total other loss of $503,000 for the three months ended March 31, 2020, a positive change of $8.9 million. This change was primarily due to the following factors:

•

Investment income was $8.4 million for the three months ended March 31, 2021, compared to investment loss of $441,000 for the three months ended March 31, 2020, a positive change of approximately $8.9 million. This included realized and unrealized gains on fair value securities of $1.1 million and $6.0 million, respectively, in the current period. The same quarter in the prior year had no realized gains and unrealized losses of $342,000 on fair value securities. The change in unrealized gain (loss) was due to an increase in market value of fair value securities. See further discussion of investments in Note 4, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Provision for Income Taxes

A tax expense from continuing operations of $3.1 million was recorded for the three months ended March 31, 2021, compared to tax expense of $75,000 for the three months ended March 31, 2020. The tax expense in the current period was primarily the result of operating income, realized gain on sale of securities, and unrealized gains on securities. The tax expense in the same quarter in the prior year was primarily the result of increasing the valuation allowance to fully reserve for deferred tax assets.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, was $85,000 for the three months ended March 31, 2020. See Note 3, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A for further information on this transaction and the results from Galileo operations.

RESULTS OF OPERATIONS – Nine months ended March 31, 2021, and 2020

The Company posted a net income attributable to U.S. Global Investors, Inc. of $27.2 million ($1.81 per share) for the nine months ended March 31, 2021, compared to a net loss attributable to U.S. Global Investors, Inc. of $6.2 million ($0.41 loss per share) for the nine months ended March 31, 2020, a positive change of approximately $33.4 million. The change is primarily due to operating income and realized and unrealized investment gains in the current period compared to operating loss and unrealized investment losses in the same period last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2021, increased $11.7 million, or 449.8 percent, compared with the nine months ended March 31, 2020. This increase was primarily attributable to the following:

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

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2021, increased $5.3 million, or 110.3 percent, compared with the nine months ended March 31, 2020. The increase in operating expenses was primarily attributable to an increase in employee compensation of $3.6 million, or 173.9 percent, primarily due to increased bonuses related to realized investment gains and positive company and fund performance, and an increase in general and administrative expenses of $1.6 million, or 66.6 percent, primarily due to higher ETF expenses and business development costs related to the increase in ETF assets.

Other Income (Loss)

Total consolidated other income (loss) for the nine months ended March 31, 2021, had a positive change of $35.1 million, compared with total other loss for the nine months ended March 31, 2020. The positive change was primarily due to the following factors:

•

There was investment income of $30.1 million for the nine months ended March 31, 2021, compared to an investment loss of $3.9 million for the nine months ended March 31, 2020, a positive change of approximately $34.0 million. This included realized and unrealized gains on fair value securities of $16.2 million and $12.6 million, respectively, in the current period, compared to the same period in the prior year, which had unrealized losses of $4.0 million. During the nine months ended March 31, 2021, the Company sold its investment in HIVE, resulting in $15.0 million of the realized gains being included in investment income. The change in unrealized gain (loss) was due to an increase in market value of fair value securities versus losses in the previous period. See further discussion of investments in Note 4, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

•	Gain on forgiveness of PPP loan for the nine months ended March 31, 2021, was $444,000, due to extinguishment of debt related to forgiveness of the PPP loan and accrued interest. See further information on the PPP loan in Note 8, Borrowings, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Provision for Income Taxes

A tax expense from continuing operations of $8.2 million was recorded for the nine months ended March 31, 2021, compared to tax benefit of $174,000 for the nine months ended March 31, 2020. The tax expense in the current period was primarily the result of operating income, realized gain on sale of securities, and unrealized gains on securities. The tax benefit in the same period in the prior year was primarily the result of a decrease in valuation of certain investments, which decreased the related deferred tax liability.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, was $338,000 for the nine months ended March 31, 2020. See Note 3, Discontinued Operations, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A for further information on this transaction and the results from Galileo operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, the Company had net working capital (current assets minus current liabilities) of approximately $14.1 million and a current ratio (current assets divided by current liabilities) of 3.4 to 1. With approximately $9.5 million in cash and cash equivalents, and approximately $12.3 million in securities recorded at fair value, excluding convertible securities and warrants, the Company has adequate liquidity to meet its current obligations.

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

The investment advisory and administrative services contracts between the Company and USGIF have been renewed through September 2022. The investment advisory contracts between the Company and the ETFs expire in September 2022.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary, and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2021, but may be suspended or discontinued at any time. Cash and securities at fair value, excluding convertible securities and warrants, of approximately $21.8 million are available to fund current activities. Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

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

(dollars in thousands)	Fair Value at March 31, 2021 As Restated (See Note 2)	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Estimated Increase (Decrease) in Net Income (Loss) (1)
Equity securities at fair value [2]	$23,261	25% increase	$29,076	$4,594
		25% decrease	$17,446	$(4,594)

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

A significant portion of the equity securities recorded at fair value in the above table is an investment in HIVE Blockchain Technologies Ltd. (“HIVE”) common share purchase warrants, which was valued at $11.0 million at March 31, 2021, with the use of significant unobservable inputs (Level 3).  HIVE is discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of the Quarterly Report on Form 10-Q/A. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile, and may be influenced by a wide variety of factors, including speculative activity. Cryptocurrency mining companies face a variety of risks, including, but not limited to, environmental concerns, regulatory factors, and heightened risks of cybersecurity attacks for which there may be no source of recovery. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

The Company also has a significant investment in HIVE convertible debentures, which was valued at $23.9 million at March 31, 2021, with the use of significant unobservable inputs (Level 3). As noted above, there is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet. The convertible debentures are classified as available-for-sale debt securities, for which changes in unrealized gains and losses are reported net of tax in accumulated other comprehensive income, except for declines in fair value determined to be other than temporary, which would be reflected in the Company’s earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded at that time that the disclosure controls and procedures were effective as of March 31, 2021.

In connection with the preparation of this Amended Quarterly Report on Form 10-Q/A, a reevaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the completion of the fair value remeasurements, we believe that the unaudited interim consolidated financial statements included in this Amended Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of March 31, 2021, that represents a material weakness in our internal control over financial reporting. The deficiency is the result of inadequate design and implementation of internal controls to identify complex investments requiring specialized valuation expertise. Specifically, the Company’s controls over valuation procedures did not address valuation methodologies for hybrid financial instruments that led to the restatement of previously issued financial statements.

Management is in the process of designing and implementing remediation efforts intended to address the material weakness discussed above. These remediation efforts will be focused on amending the Company’s valuation procedures to include the use of a binomial lattice model and/or independent pricing service to value these types of complex investments. The valuation procedures are to be reviewed and approved by the Company’s Board of Directors. Management, under the supervision of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities. The Company held one hybrid financial instrument as of the date, and for the period, presented, that has been remeasured by an independent pricing service using a binomial lattice model.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, as the material weakness described above had not yet been identified by management.

Inherent Limitations on Internal Controls

Notwithstanding the foregoing, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Limitations inherent in any control system include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override.

•	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

ITEM 6. EXHIBITS

1. Exhibits –
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act Of 2002), included herein.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	November 17, 2021	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 17, 2021	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer