Form 10-K
period 2021-06-30
U S GLOBAL INVESTORS INC
filed 2021-12-08
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2021

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

Yes ☐ No ☒

The aggregate market value of the 10,993,434 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $59,914,215, based on the last sale price quoted on NASDAQ as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 4,075 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2020 (based on the last sale price of the class C common stock in a private transaction) was $1,019. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On November 29, 2021, there were 13,866,913 shares of Registrant’s class A nonvoting common stock issued and 12,952,861 shares of Registrant’s class A nonvoting common stock issued and outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,635 shares of Registrant’s class C voting common stock issued and outstanding.

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

Business Segments

Business segments on a continuing operations basis are discussed below.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon 60-day notice. In September 2021, the Board of Trustees of USGIF approved for an annual period the continuance of the advisory agreement.

In addition to providing advisory services to USGIF, the Company provides advisory services to two U.S.-based ETFs: U.S. Global Jets ETF, and U.S. Global GO GOLD and Precious Metal Miners ETF. The advisory agreement for these ETFs has been renewed through September 2022. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF.

Net assets under management on June 30, 2021, and June 30, 2020, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2021	June 30, 2020
(dollars in thousands)
U.S. Global Investors Funds
Gold and Natural Resources
Global Resources	PSPFX	$70,758	$45,899
World Precious Minerals	UNWPX	112,861	87,275
Gold and Precious Metals	USERX	158,378	133,277
Total Gold and Natural Resources		341,997	266,451
Emerging Markets
Emerging Europe	EUROX	24,779	23,910
China Region	USCOX	12,546	12,640
Total Emerging Markets		37,325	36,550
Bond
U.S. Government Securities Ultra-Short Bond	UGSDX	39,079	41,300
Near-Term Tax Free	NEARX	36,763	41,383
Total Bond		75,842	82,683
Equity
Global Luxury Goods (formerly known as Holmes Macro Trends)	USLUX	54,058	28,453
All American Equity [1]	GBTFX	-	11,760
Total Equity		54,058	40,213
Total U.S. Global Investors Funds		509,222	425,897

ETF Clients
U.S. Global Jets ETF	JETS	3,616,805	1,201,641
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	102,635	86,210
U.S. Global Jets UCITS ETF	JETS	947	-
Total ETF Clients		3,720,387	1,287,851
Total AUM		$4,229,609	$1,713,748

1.	On December 22, 2020, the Global Luxury Goods Fund acquired all the net assets of the All American Equity Fund.

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60-day notice. In September 2021, the Board of Trustees of USGIF approved for an annual period the continuance of the agreement.

Corporate Investments

Investment Activities. In addition to providing management and advisory services, the Company is actively engaged in investing for its own account. See segment information in the Notes to the Consolidated Financial Statements at Note 16, Financial Information by Business Segment, of this Annual Report on Form 10-K.

Additional Segment Information

See additional financial information about business segments in Part II, Item 8, Financial Statements and Supplementary Data at Note 16, Financial Information by Business Segment, of this Annual Report on Form 10-K.

Human Capital

As of June 30, 2021, U.S. Global and its wholly-owned subsidiaries employed 22 full-time employees and 1 part-time employee. The Company considers its relationship with its employees to be good. Our compensation program is designed to attract, retain and reward qualified individuals who possess the skills and motivation necessary to support our business objectives and assist in the achievement of goals. Key to our compensation program are performance-based cash and stock bonuses and incentives for achieving professional certifications. In addition to base salary and bonus compensation, we also offer employees benefits such as life, disability, and health (medical, dental and vision) insurance, paid time off, a 401(k) plan that includes a match, discretionary profit-sharing, and assistance with savings programs. Long-term incentive awards include stock options.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2020 there were approximately 9,000 domestically registered open-end investment companies and approximately 2,300 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

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

Relationships with Clients

The business of the Company is to a very significant degree dependent on its association and contractual relationships with USGIF and exchange traded fund clients. In the event the advisory or administrative agreements with USGIF or the advisory agreements with exchange traded fund clients are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global considers its relationships with its clients to be good, and management has no reason to believe that the management and service contracts will not be renewed in the future; however, there is no assurance that USGIF and/or the exchange traded fund clients will choose to continue their relationships with the Company.

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

Risk Factors Related to Our Industry

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

The Company is subject to a variety of foreign and domestic federal securities laws and agencies, including, but not limited to, the Advisers Act, the Investment Company Act, the S-Ox Act, the Gramm-Leach-Bliley Act of 1999, the Bank Secrecy Act of 1970, as amended, the USA PATRIOT Act of 2001, the SEC, FINRA, and NASDAQ. Moreover, financial reporting requirements and the processes, controls, and procedures that have been put in place to address them, are comprehensive and complex. While management has focused attention and resources on compliance policies and procedures, non-compliance with applicable laws or regulations could result in fines, sanctions or censures which could affect the Company’s reputation, and thus its revenues and earnings.

Our business is subject to substantial risk from litigation, regulatory investigations and potential securities laws liability.

Many aspects of U.S. Global’s business involve substantial risks of litigation, regulatory investigations and/or arbitration. The Company is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory bodies. U.S. Global, its subsidiaries, and/or officers could be named as parties in legal actions, regulatory investigations and proceedings. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against the Company could result in substantial costs or reputational harm to the Company and have a material adverse effect on the Company’s business, financial condition or results of operations, which, in turn, may negatively affect the market price of the Company’s common stock and U.S. Global’s ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management’s attention from operations.

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

Risks Related to Our Operations

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

Specifically, the effects of the outbreak of the novel coronavirus (COVID-19) since December 2019 have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt the Company’s operations and the Company’s clients’ operations, which could have an adverse effect on the Company’s business, financial condition and results of operations. Although the long-term effects of the current pandemic cannot currently be predicted, previous occurrences of other pandemic and epidemic diseases had an adverse effect on the economies of those countries in which they were most prevalent. A recurrence of an outbreak of any kind of epidemic, communicable disease or virus or major public health issue could cause a slowdown in the levels of economic activity generally, which would adversely affect the Company’s business, financial condition and operations.

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

Risks Related to Assets Under Management

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

The Company derives a substantial portion of revenue from one fund under management.

A substantial amount of assets under management is concentrated in the U.S. Global Jets ETF (82 percent and 35 percent of average net assets for fiscal years 2021 and 2020, respectively). Consequently, the Company’s revenues followed a similar pattern of concentration (76 percent and 33 percent of total operating revenues for fiscal years 2021 and 2020, respectively). As a result, our operating results are particularly dependent upon the performance of one fund and our ability to maintain and grow assets under management in that fund. If this fund were to experience a significant decrease in market value or redemptions, our assets under management would be reduced, adversely affecting our revenues.

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

Government relationship risks may negatively impact the Company’s earnings.

The Company manages a fund with significant investments in China-based issuers. While companies in China may be subject to limitations on their business relationships under Chinese law, these laws may not be consistent with certain political and security concerns of the U.S. As a result, Chinese companies may have material direct or indirect business relationships with governments that are considered state sponsors of terrorism by the U.S. government, or governments that otherwise have policies in conflict with the U.S. government (an “Adverse Government”). If a fund under management invests in companies that have or develop a material business relationship with an Adverse Government, the fund will be subject to the risk that these companies’ reputation and price in the market will be adversely or negatively impacted.

Risks Related to Our Common Stock

The market price and trading volume of the Company’s class A common stock may be volatile, which could result in rapid and substantial losses for the Company’s stockholders.

The market price of the Company’s class A common stock may be volatile, and the trading volume may fluctuate, causing significant price variations to occur. If the market price of the Company’s class A common stock declines significantly, stockholders may be unable to sell their shares at or above their purchase price. The Company cannot assure that the market price of its class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of the Company’s class A common stock, or result in fluctuations in price or trading volume, include:

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

In addition, the Company has invested in convertible securities and warrants in the cryptocurrency mining industry through its corporate investments and indirectly through an investment accounted for under the equity method of accounting. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. This volatility may materially impact the Company’s financial statements and thus affect the Company’s common stock market price. In addition, the price of the Company’s common stock may fluctuate to the extent that shareholders invest in the Company’s common stock as a proxy for cryptocurrency. The investing public may be influenced by future anticipated appreciation or depreciation in value of cryptocurrencies or blockchain generally, factors over which the Company has little or no influence or control. The Company’s stock price may also be subject to volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may change over time.

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

Risks Related to Our Corporate Investments

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

The Company has invested in convertible securities and warrants in the cryptocurrency mining industry through its corporate investments and indirectly through an investment accounted for under the equity method of accounting. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the valuation of the Company’s cryptocurrency-related investments.

Adverse changes in foreign currencies could negatively impact financial results.

We have cash and certain corporate investments held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those assets. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue we receive.

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

Holders

On November 29, 2021, there were approximately 170 holders of record of class A common stock, no holders of record of class B common stock, and 24 holders of record of class C common stock.

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

For the quarter ended June 30, 2021, the Company purchased a total of 17,155 class A shares using cash of $125,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2021. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2021.

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

04-01-21 to 04-30-21	6,438	$55	$8.56	6,438	$2,568
05-01-21 to 05-31-21	7,398	50	$6.77	7,398	$2,518
06-01-21 to 06-30-21	3,319	20	$6.04	3,319	$2,498
Total	17,155	$125	$7.30	17,155

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
3.

The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2021. The total dollar amount of shares that may be repurchased in 2021 under the renewed program is $2.75 million.

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

While products are offered for a wide variety of markets, the Company has traditionally focused on gold mining and exploration, natural resources, and emerging markets. More recently the airline industry has become more significant to our revenue. All these markets are volatile and subject to capital cycles.

With a widespread roll out of the various COVID-19 vaccines in the United States, the economy began to open back up with travel and office work returning to a new normal. Energy demand picked up significantly with crude oil prices approaching an 80 percent gain for the trailing year. Travel and luxury goods rebounded with airlines rising nearly 45 percent and luxury goods companies up 56 percent. There was broad strength across the industrial metals, and copper rose 55 percent for the trailing year. For precious metals, silver was the leader, up 44 percent, followed closely by palladium at 43 percent. Platinum gained 30 percent, after a slightly negative return in the prior year. Spot gold finished the fiscal year ended June 30, 2021, at $1,770.11, down less than 1 percent from June 30, 2020. Rising interest rates across the longer end of the yield curve were a headwind to gold with the yield on the 10-year U.S. government note rising to 1.47 percent from a low of 0.66 percent a year earlier. The pick-up in yield, however, was not accompanied by any changes in the Federal Funds Target Rate with the upper bound remaining set at 0.25 percent.

The Company’s emerging markets products had positive gains but only about half the gains that U.S. equity markets experienced, which was largely a function of how well various regions contained the virus through vaccinations. Eastern European markets gained about 22 percent compared to the S&P 500’s gain of 41 percent. Trade tensions still exist between the U.S. and China despite the change in presidential power, and President Biden has been slow to relax many of the trade barriers erected against China. Many regions in the world, including the U.S., have pockets of unvaccinated people, which is allowing the Delta variant of COVID-19 to potentially mutate again.

Coming out of the virus lockdown, GDP growth in the U.S. has been robust, averaging high signal digits the last 3 quarters. This has triggered some renewed inflation concerns with some materials like lumber, the reduced availability of which has led to skyrocketing prices for this commodity amid strong demand for housing. The current thinking by the Fed on inflation is that it will be transitory. Civil and political unrest peaked with the storming of the nation’s capital as the Senate was voting to confirm Joe Biden as the next President of the United States of America. Expanded social services are a priority of the new administration that will be funded through taxes at a time when there is great political stress. Modern Monetary Theory continues to reverberate in the news. We would expect the U.S. dollar to decline in value with more deficit spending, perhaps prompting investor to seek inflation protection through precious metals and other commodities.

In addition to its gold, natural resources and emerging markets funds, the Company has global equity and domestic fixed income funds. While these products do not drive the Company’s profitability as much as the more specialized products, they provide an opportunity to offer shareholders diversification and less volatility than the niche markets.

Mutual funds in general continued to see outflows compared to other investment alternatives, including ETFs. The Company has two ETF products listed on the New York Stock Exchange: the U.S. Global Jets ETF (ticker JETS), which concentrates on the U.S. and international airline industry, and the U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), which invests in companies engaged in the production of precious metals either through active (mining or production) or passive (owning royalties or production streams) means. The Company has one European-based ETF product listed on various exchanges in Europe, the U.S. Global Jets UCITS ETF (ticker JETS), which concentrates on the U.S. and international airline industry.

The spread of the global COVID-19 outbreak and actions taken in response have affected the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. The Company cannot determine the long-term impact of COVID-19 on the Company’s business. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to the Company’s business and investments, including a material reduction in its results of operations.

COVID-19-related circumstances (e.g., remote work arrangements) have not adversely affected the Company’s ability to maintain operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures.

Assets in the U.S. Global Jets ETF (“Jets ETF”) (ticker JETS) started to accelerate in the latter part of March 2020 and continued through fiscal year 2021. Assets in the Jets ETF were $3.6 billion and $1.2 billion at June 30, 2021, and 2020, respectively. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have experienced volatility, including stocks in which the Jets ETF invests, this ETF has attracted inflows.

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

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2021	June 30, 2020
Investment Management Services
USGIF	$509,222	$425,897
ETF Clients	3,720,387	1,287,851
Total AUM	$4,229,609	$1,713,748

On June 30, 2021, total AUM as of period end was $4.2 billion compared to $1.7 billion on June 30, 2020, an increase of $2.5 billion, or 146.8 percent. The increase was primarily due to inflows into ETF clients, primarily the U.S. Global Jets ETF (“Jets ETF”).

During fiscal year 2021, average AUM was $3.4 billion compared to $699.5 million in fiscal year 2020, an increase of 379.3 percent. The increase was primarily due to inflows into the Jets ETF, resulting in an increase in assets which accelerated starting in the latter part of March 2020 and continued through fiscal year 2021. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. While global financial markets have experienced volatility, including stocks in which the Jets ETF invests, this ETF has attracted inflows.

The following is a brief discussion of the Company’s two business segments on a continuing operations basis.

Investment Management Services

The Company generates operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $4.5 million and $2.7 million in fiscal 2021 and fiscal 2020, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and the USGIF funds do not currently charge a redemption fee.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2021 and 2020, the Company adjusted its base advisory fees upward (downward) by $482,000 and ($525,000), respectively. USGIF advisory fees in total, including performance adjustments, increased by approximately $1.8 million, or 68.1 percent, in fiscal year 2021 compared to fiscal year 2020, primarily as a result of an increase in average assets under management driven by market appreciation in the equity funds and an increase in received performance fees.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

●	market appreciation or depreciation;
●	the addition of new fund shareholder accounts;
●	fund shareholder contributions of additional assets to existing accounts;
●	withdrawals of assets from and termination of fund shareholder accounts;
●	exchanges of assets between accounts or products with different fee structures; and
●	the amount of fees voluntarily reimbursed.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2021 and 2020.

	2021
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$343,214	$82,683	$425,897
Market appreciation	101,575	229	101,804
Dividends and distributions	(16,243)	(401)	(16,644)
Net shareholder purchases (redemptions)	4,834	(6,669)	(1,835)
Ending Balance	$433,380	$75,842	$509,222
Average investment management fee	0.93%	0.00%	0.77%
Average net assets	$412,905	$82,289	$495,194

	2020
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$334,684	$90,921	$425,605
Market appreciation	53,103	1,535	54,638
Dividends and distributions	(2,973)	(984)	(3,957)
Net shareholder redemptions	(41,600)	(8,789)	(50,389)
Ending Balance	$343,214	$82,683	$425,897
Average investment management fee	0.96%	0.01%	0.76%
Average net assets	$322,452	$86,572	$409,024

As shown above, average assets under management for USGIF increased in fiscal year 2021 compared to fiscal year 2020. The increase in average assets under management in fiscal year 2021 was primarily due to market appreciation in the equity funds. A significant portion of the dividends and distributions shown above are reinvested and included in net shareholder purchases (redemptions).

Period-end assets in USGIF increased in total. The equity funds increased in net assets since the prior year-end, primarily due to market appreciation, while the fixed income funds declined mainly due to net shareholder redemptions.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 77 basis points in fiscal year 2021 and 76 basis points in fiscal year 2020. The average investment management fee for equity funds in fiscal year 2021 and 2020 was 93 and 96 basis points, respectively. The average investment management fee for the fixed income funds was nil and 1 basis point for fiscal year 2021 and 2020, respectively. The low fee rate for the fixed income funds is due to voluntary fee waivers on these funds as discussed in Note 5, Investment Management and Other Fees, in the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company serves as investment advisor to two U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS) and U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients totaling $17.1 million and $1.7 million in fiscal year 2021 and fiscal year 2020, respectively. As noted above, assets in both U.S.-based ETFs increased in fiscal year 2021, primarily in the Jets ETF. Information on the U.S.-based ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee. The U.S. Global Jets UCITS ETF is not available to U.S. investors.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the cost, unrealized gain or loss, and fair value of investments carried at fair value as of June 30, 2021, and June 30, 2020.

Securities at Fair Value	Cost	Unrealized Gain (Loss) in Investment Income (Loss)	Unrealized Gain (Loss) in Other Comprehensive Income (Loss)	Fair Value
(dollars in thousands)
Equity securities at fair value [1]	$14,363	$3,895	$-	$18,258
Available-for-sale debt securities at fair value [2]	8,741	-	8,308	17,049
Total at June 30, 2021	$23,104	$3,895	$8,308	$35,307

Equity securities at fair value [1]	12,928	(1,464)	-	11,464
Total at June 30, 2020	$12,928	$(1,464)	$-	$11,464

1.	Changes in unrealized and realized gains and losses are included in earnings in the statement of operations.

2.

Realized gains and losses are included in earnings in the statement of operations. Changes in unrealized gains and losses are included in the statement of comprehensive income (loss), except for declines in fair value determined to be other than temporary, and amounts attributable to embedded derivatives, which are included in earnings in the statement of operations. An embedded derivative and its related host contract represent one legal contract and are combined within the investments in available-for-sale debt securities on the consolidated balance sheets.

The investments shown above include investments at fair value of $7.3 million and $7.0 million, as of June 30, 2021, and 2020, respectively, invested in USGIF funds the Company advised.

Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on fair valued securities;
●	realized foreign currency gains and losses;
●	realized gains and losses on sale of subsidiary;
●	impairments and observable price changes on equity investments without readily determinable fair values; and
●	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal year 2021, the Company had total investment income of $28.3 million, compared to a $2.2 million investment loss in fiscal year 2020. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A significant portion of the securities recorded at fair value in the above table is in investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $25.1 million at June 30, 2021, and common shares valued at $2.4 million at June 30, 2020. The investments in HIVE are discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. Frank Holmes, CEO, is the non-executive chairman of HIVE. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile, and may be influenced by a wide variety of factors, including speculative activity. Cryptocurrency mining companies face a variety of risks, including, but not limited to, environmental concerns, regulatory factors, and heightened risks of cybersecurity attacks for which there may be no source of recovery. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet, unrealized gain (loss) recognized in investment income (loss), and unrealized gain recognized in other comprehensive income.

In addition to the investments above, as of June 30, 2021, and 2020, the Company owned other investments of approximately $3.5 million and $1.3 million, respectively, classified as securities without readily determinable fair values.

The Company also held an investment of approximately $532,000 and $158,000 as of June 30, 2021, and 2020, respectively, accounted for under the equity method of accounting. This investment was in the Galileo New Economy Fund LP (previously known as Galileo Technology and Blockchain LP), a Canadian limited partnership managed by Galileo Global Equity Advisors Inc. (“Galileo”). Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. Income (loss) from equity method investments was $347,000 and ($142,000) for fiscal years 2021 and 2020, respectively. See further discussion on equity method investments in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

	Year Ended June 30,
(dollars in thousands, except per share data)	2021	2020
Income (Loss) from Continuing Operations	$31,961	$(4,464)

Loss from Discontinued Operations	-	(338)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(118)
Net Loss Attributable from Discontinued Operations to U.S. Global Investors, Inc.	-	(220)

Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$31,961	$(4,684)

Weighted average number of outstanding shares
Basic	15,067,044	15,108,394
Effect of dilutive securities:
Employee stock options	909	-
Diluted	15,067,953	15,108,394

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$2.12	$(0.30)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$2.12	$(0.31)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$2.12	$(0.30)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$2.12	$(0.31)

Year Ended June 30, 2021, Compared with Year Ended June 30, 2020

The Company posted net income attributable to U.S. Global Investors, Inc., as shown in the Consolidated Statements of Operations, of $32.0 million ($2.12 per share) for the year ended June 30, 2021, compared with a net loss attributable to U.S. Global Investors, Inc. of $4.7 million ($0.31 per share loss) for the year ended June 30, 2020, a positive change of approximately $36.6 million. The change is primarily due to operating income and realized and unrealized investment gains in the current year compared to operating loss and unrealized investment losses in the prior year, as discussed further below.

Operating Revenues

	Year ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Investment advisory fees - USGIF:
Gold and natural resources funds	$3,606	$1,779	$1,827	102.7%
Emerging markets funds	302	464	(162)	(34.9%)
Equity funds	407	316	91	28.8%
Bond funds	3	9	(6)	(66.7%)
Total investment advisory fees - USGIF	4,318	2,568	1,750	68.1%
ETF advisory fees	17,127	1,743	15,384	882.6%
Total advisory fees	21,445	4,311	17,134	397.4%
USGIF administrative services fees	209	165	44	26.7%
Total Operating Revenues	$21,654	$4,476	$17,178	383.8%

Total consolidated operating revenues for the year ended June 30, 2021, increased $17.2 million, or 383.8 percent, compared with the year ended June 30, 2020. This increase was primarily attributable to the following:

●

Advisory fees increased by $17.1 million, or 397.4 percent, primarily as the result of higher ETF assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

o

Base management fees increased approximately $16.1 million. ETF unitary management fees increased due to an increase in ETF average assets under management, primarily in the Jets ETF. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers. Base fees for USGIF increased primarily as a result of higher average assets under management, primarily due to market appreciation.

o

Performance fee adjustments for USGIF received in the current year were $482,000 compared to $525,000 paid out in the prior year, a positive change of $1.0 million. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

●

Administrative services fees increased by $44,000, or 26.7 percent, primarily as a result of higher net assets under management upon which these fees are based in the current period. These fees are paid by USGIF based on average daily net assets for administrative services provided by the Company to the Funds.

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from two sources: USGIF advisory fees and exchange-traded fund advisory fees. In fiscal year 2021, these sources accounted for 19.9 percent and 79.1 percent, respectively, of the Company’s operating revenues.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2021 and 2020, the Company adjusted its base advisory fees upward (downward) by $482,000 and ($525,000), respectively. USGIF advisory fees in total, including performance adjustments, increased by approximately $1.8 million, or 68.1 percent, in fiscal year 2021 compared to fiscal year 2020, primarily as a result of an increase in average assets under management driven by market appreciation in the equity funds and an increase in received performance fees.

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

The Company serves as investment advisor to two U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS) and U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients of $17.1 million and $1.7 million in fiscal years 2021 and 2020, respectively, due to an increase in assets as discussed above.

Operating Expenses

	Year ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Employee compensation and benefits	$7,369	$2,840	$4,529	159.5%
General and administrative	5,704	3,663	2,041	55.7%
Advertising	220	174	46	26.4%
Depreciation and amortization	196	202	(6)	(3.0%)
Total	$13,489	$6,879	$6,610	96.1%

Total operating expenses increased $6.6 million, or 96.1 percent, compared with the previous fiscal year. This increase was primarily attributable to increases in employee compensation and benefits and general and administrative expenses, as described below.

Employee Compensation and Benefits. Employee compensation and benefits increased $4.5 million, or 159.5 percent, in fiscal year 2021, primarily as a result of increased bonuses related to realized investment gains and positive company and fund performance.

General and Administrative. General and administrative expenses increased $2.0 million, or 55.7 percent, in fiscal year 2021, primarily due to higher ETF expenses and business development costs related to the increase in ETF assets.

Other Income (Loss)

	Year ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Investment income (loss)	$28,338	$(2,211)	$30,549	1381.7%
Income (loss) from equity method investments	347	(142)	489	344.4%
Gain on forgiveness of PPP loan	444	-	444	n/a
Other income	144	117	27	23.1%
Total Other Income (Loss)	$29,273	$(2,236)	$31,509	1409.2%

Total consolidated other income (loss) for the year ended June 30, 2021, had a positive change of $31.5 million, or 1,409.2 percent, compared with the year ended June 30, 2020. The positive change was primarily due to the following components and factors:

●

There was investment income of $28.3 million for the year ended June 30, 2021, compared to an investment loss of $2.2 million for the year ended June 30, 2020, a positive change of approximately $30.5 million. Investment income (loss) is dependent on market fluctuations and does not remain at a consistent level.

o

The current year had net unrealized gains of $9.9 million, realized gains of $17.8 million, and $6,000 in impairment losses compared to the prior year, which had net unrealized losses of $2.0 million, realized gains from sales of $151,000, and $285,000 in impairment losses.

o

The $17.8 realized gains in the current year was primarily from the sale of the Company’s investment in common stock of HIVE, resulting in $15.0 million of the realized gains included in investment income.

o

The $151,000 realized gain in the prior year was from the sale of Galileo. As noted previously, USCAN had held a 65 percent controlling interest in Galileo. Galileo, pursuant to a capital restructuring, agreed to purchase back all of its common shares owned by the USCAN. This transaction closed in March 2020. See further information on this transaction in Note 3, Discontinued Operations, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

o

Also, realized foreign currency gain (loss) was $219,000 and $(232,000) in the current and prior fiscal year, respectively. The prior year foreign currency loss included $228,000 in foreign currency losses released from other comprehensive income (loss) upon the sale of Galileo.

o	Dividend and interest income increased from the prior period by $298,000 million, primarily due to certain interest-producing investments purchased during the current year.
o

Note that a significant portion of corporate investments is held in debt and equity securities of a company in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

●

The Company recorded income from equity method investments of $347,000 for the year ended June 30, 2021, compared to a $142,000 loss for the year ended June 30, 2020, a positive change of approximately $489,000. The investment was in a Galileo offering and concentrated in technology and cryptocurrency mining stocks. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for continued significant volatility in the valuation of the equity method investment currently held, and thus the portion of the entity’s net income or loss that is included in the Company’s earnings. See further discussion on these equity method investments in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

●

The Company recorded a gain of $444,000 for the year ended June 30, 2021, due to extinguishment of debt related to forgiveness of the Paycheck Protection Program (“PPP”) loan and accrued interest. See further information on the PPP loan in Note 10, Borrowings, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes

A tax expense from continuing operations of $5.5 million was recorded for the year ended June 30, 2021, compared to a tax benefit of $175,000 for the year ended June 30, 2020. The tax expense in the current period was primarily the result of operating income, realized gain on sale of securities, and unrealized gains on securities. The tax benefit in the prior year was primarily the result of a decrease in valuation of certain investments, which decreased the related deferred tax liability.

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance to fully reserve for the net operating loss carryforward, other carryovers and certain book/tax differences in the balance sheet is included in the net deferred tax balances in the amount of $2.8 million at June 30, 2020. There was no valuation allowance included at June 30, 2021. In assessing the valuation allowance, the Company considered, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, and the duration of statutory carry back and carry forward periods.

Loss from Discontinued Operations

Loss from discontinued operations represents results of the Company’s subsidiary Galileo, which was sold on March 2, 2020. Loss from discontinued operations, net of tax, was $338,000 for the year ended June 30, 2020. See Note 3, Discontinued Operations, to the Consolidated Financial Statements of this Annual Report on Form 10-K, for further information on this transaction and the results from Galileo operations.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations

A summary of contractual obligations of the Company as of June 30, 2021, is as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(dollars in thousands)
Operating lease obligations	$44	$44	$-	$-	$-
Contractual obligations	1,413	706	444	263	-
Total	$1,457	$750	$444	$263	$-

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

The Board of Directors has authorized a monthly dividend of $0.0050 per share from July 2021 through September 2021. The total amount of cash dividends to be paid to class A and class C shareholders from July 2021 to September 2021 will be approximately $226,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2021. In September 2021, the Board authorized an increase in the monthly dividend to $0.0075 per share from October through December 2021, and in December 2021, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2022, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October 2021 through March 2022 is $676,000.

Liquidity and Capital Resources

At June 30, 2021, the Company had net working capital (current assets minus current liabilities) of approximately $21.6 million and a current ratio (current assets divided by current liabilities) of 5.2 to 1. With approximately $14.4 million in cash and cash equivalents and $10.2 million in securities carried at fair value, excluding convertible securities, which together comprise approximately 39.6 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $54.3 million.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The Company has been granted forgiveness of the entire PPP loan and any accrued interest.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2022, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2021, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2022. The advisory agreement for the U.S.-based ETFs has been renewed through September 2022.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2021 but may be suspended or discontinued at any time. Cash and securities recorded at fair value, excluding convertible securities, of approximately $24.7 million are available to fund current activities.

Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

The spread of the global COVID-19 outbreak and actions taken in response have affected the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. The Company cannot determine the long-term impact of COVID-19 on the Company’s business. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to the Company’s business and investments, including a material reduction in its results of operations.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: U.S. Global Investors (Bermuda) Limited (“USBERM”), U.S. Global Investors (Canada) Limited (“USCAN”) and U.S. Global Indices, LLC.

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

The Company holds variable interests in but is not deemed to be the primary beneficiary of certain funds it advises, specifically, certain funds in USGIF. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 Investment Management and Other Fees to the Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary.

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

Investments in Debt Securities. The Company classifies debt investments as available-for-sale or held-to-maturity based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity. Available-for-sale debt securities are carried at fair value, and changes in unrealized gains and losses are reported net of tax in accumulated other comprehensive income, except for declines in fair value determined to be other than temporary, which are reported in earnings. Upon the disposition of an available-for-sale security, the Company reclassifies the unrealized gain or loss on the security from accumulated other comprehensive income (loss) to investment income (loss). Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are carried at amortized cost.

Embedded derivatives. The Company does not use derivatives for trading, speculation, or hedging exposures. Certain financial instruments the Company invests in contain both a derivative and a non-derivative component. In such cases, the derivative component is termed an embedded derivative, with the non-derivative component representing the host contract. If the economic characteristics and risks of embedded derivative are not closely related to those of the host contract, and the changes in the fair value of the host contact itself is not recorded through earnings within investment income (loss), the embedded derivative is bifurcated and carried at fair value, with changes in the fair value recorded through earnings within investment income (loss) on the Consolidated Statements of Operations. The host contract will continue to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows, and tables within Note 4 Investments, unless otherwise indicated.

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

The effects of the global COVID-19 pandemic are still evolving. There has been an effect on volatility in global and domestic financial markets, which may continue for an undetermined period. This may adversely affect assets under management and thus the Company’s revenues and operating results. Market declines also affect the valuation of the Company’s corporate investments, which also adversely affects the Company’s balance sheet and results of operations.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the years ended June 30, 2021 and 2020, the Company realized an increase (decrease) in its USGIF base advisory fee of $482,000 and ($525,000), respectively, due to these performance adjustments.

Corporate Investments

The Company’s Consolidated Balance Sheets include substantial amounts of assets whose fair values are subject to market risk. The market risks are primarily associated with equity prices and foreign currency exchange rates. The fair values of corporate investments with exposure to the cryptocurrency industry are subject to considerable volatility.

The Company’s investment activities are reviewed and monitored by Company compliance personnel, and various reports are provided to certain investment advisory clients. Written procedures are in place to manage compliance with the code of ethics and other policies affecting the Company’s investment practices.

Equity price risk

Due to the Company’s investments in securities carried at fair value, equity price fluctuations represent a market risk factor affecting the Company’s consolidated financial position. The carrying values of investments subject to equity price risks are based on quoted market prices or, if not actively traded, management’s estimate of fair value as of the balance sheet date. Market prices fluctuate, and the amount realized in the subsequent sale of an investment may differ significantly from the reported fair value.

The following table summarizes the Company’s equity price risks in securities carried at fair value as of June 30, 2021, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at June 30, 2021	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Estimated Increase (Decrease) in Net Income (Loss) (1)
Equity securities at fair value	$18,258	25% increase	$22,823	$3,606
		25% decrease	$13,693	$(3,606)
Embedded derivatives at fair value [2]	$2,542	25% increase	$3,178	$502
		25% decrease	$1,906	$(502)

1.

Changes in unrealized and realized gains and losses on embedded derivatives and equity securities at fair value are included in earnings in the Consolidated Statements of Operations. The estimated increase (decrease) is after income taxes at the statutory rate in effect as of the balance sheet date.

2.	An embedded derivative and its related host contract represent one legal contract and are combined within the investments in available-for-sale debt securities on the Consolidated Balance Sheets.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

The effects of the global COVID-19 pandemic are still evolving. There has been an effect on volatility in global and domestic financial markets, which may continue for an undetermined period. This may not only adversely affect the Company’s assets under management but also the valuation of the Company’s corporate investments.

A significant portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $8.0 million at June 30, 2021. Also, the embedded derivatives shown in the above table, which were valued at $2.5 million at June 30, 2021, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

The Company also has an equity method investment in Galileo New Economy Fund LP in the amount of $532,000 at June 30, 2021, which has investments in the technology and cryptocurrency mining industries. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility in the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

Foreign currency risk

A portion of cash and certain corporate investments are held in foreign currencies. Adverse changes in foreign currency exchange rates would lower the value of those cash accounts and corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

U.S. Global Investors, Inc.

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. (the “Company”) and subsidiaries as of June 30, 2021 and 2020, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

December 8, 2021

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2021	June 30, 2020
(dollars in thousands)
Current Assets
Cash and cash equivalents	$14,436	$1,936
Restricted cash	1,000	1,025
Investments in securities at fair value	6,322	6,322
Accounts and other receivables	2,534	974
Tax receivable	2,147	-
Prepaid expenses	350	285
Total Current Assets	26,789	10,542

Net Property and Equipment	1,376	1,506

Other Assets
Investments in equity securities at fair value, non-current	11,936	5,142
Investments in available-for-sale debt securities at fair value	17,049	-
Investments in held-to-maturity debt securities	1,000	-
Other investments	3,453	1,283
Equity method investments	532	158
Right of use assets	43	93
Other assets, non-current	99	92
Total Other Assets	34,112	6,768
Total Assets	$62,277	$18,816
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$102	$29
Accrued compensation and related costs	1,561	360
Dividends payable	226	113
Lease liability, short-term	43	50
Other accrued expenses	1,345	1,015
Taxes payable	1,877	-
Note payable, current	-	442
Total Current Liabilities	5,154	2,009

Long-Term Liabilities
Deferred tax liability	2,799	-
Lease liability, long-term	-	43
Total Long-Term Liabilities	2,799	43
Total Liabilities	7,953	2,052

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized and 13,866,913 shares issued at June 30, 2021, and June 30, 2020; 12,967,960 and 13,011,481 shares outstanding at June 30, 2021 and June 30, 2020, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,635 shares issued and outstanding at June 30, 2021, and June 30, 2020	52	52
Additional paid-in-capital	15,677	15,623
Treasury stock, class A shares at cost; 898,953 shares and 855,432 shares at June 30, 2021, and June 30, 2020, respectively	(2,172)	(1,879)
Accumulated other comprehensive income (loss), net of tax	6,587	(4)
Retained earnings	33,833	2,625
Total Shareholders’ Equity	54,324	16,764
Total Liabilities and Shareholders’ Equity	$62,277	$18,816

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2021	2020
Operating Revenues
Advisory fees	$21,445	$4,311
Administrative services fees	209	165
	21,654	4,476
Operating Expenses
Employee compensation and benefits	7,369	2,840
General and administrative	5,704	3,663
Advertising	220	174
Depreciation and amortization	196	202
	13,489	6,879
Operating Income (Loss)	8,165	(2,403)
Other Income (Loss)
Investment income (loss)	28,338	(2,211)
Income (loss) from equity method investments	347	(142)
Gain on forgiveness of PPP loan	444	-
Other income	144	117
	29,273	(2,236)
Income (Loss) from Continuing Operations Before Income Taxes	37,438	(4,639)
Provision for Income Taxes
Tax expense (benefit)	5,477	(175)
Income (Loss) from Continuing Operations	31,961	(4,464)
Discontinued Operations
Loss from discontinued operations of investment management services in Canada before income taxes	-	(338)
Tax benefit	-	-
Loss from Discontinued Operations	-	(338)
Net Income (Loss)	31,961	(4,802)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(118)
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$31,961	$(4,684)

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$2.12	$(0.30)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$2.12	$(0.31)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$2.12	$(0.30)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$2.12	$(0.31)

Basic weighted average number of common shares outstanding	15,067,044	15,108,394
Diluted weighted average number of common shares outstanding	15,067,953	15,108,394

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(dollars in thousands)	2021	2020
Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$31,961	$(4,684)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities arising during period	7,496	-
Less: reclassification adjustment for gains included in net income	(932)	-
Net change from available-for-sale securities, net of tax	6,564	-
Foreign currency translation adjustment	27	88
Reclassification of foreign currency losses to net loss	-	228
Other Comprehensive Income	6,591	316
Comprehensive Income (Loss)	38,552	(4,368)
Less: Comprehensive Income Attributable to Non-Controlling Interest	-	114
Comprehensive Income (Loss) Attributable to U.S. Global Investors, Inc.	$38,552	$(4,482)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interest	Total
Balance at June 30, 2019	13,866,751	$347	2,068,797	$52	$15,646	804,959	$(1,888)	$(206)	$7,761	$467	$22,179
Purchases of shares of Common Stock (class A)	-	-	-	-	-	105,721	(113)	-	-	-	(113)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(1)	(1,648)	4	-	-	-	3
Conversion of shares of class C common stock for class A common stock	162	-	(162)	-	-		-	-	-	-	-
Dividends declared	-	-	-	-	-	-	-	-	(452)	-	(452)
Stock bonuses	-	-	-	-	(16)	(53,600)	118	-	-	-	102
Stock-based compensation expense	-	-	-	-	(6)	-	-	-	-	-	(6)
Deconsolidation of non-controlling interest	-	-	-	-	-	-	-	-	-	(463)	(463)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	202	-	114	316
Net loss	-	-	-	-	-	-	-	-	(4,684)	(118)	(4,802)
Balance at June 30, 2020	13,866,913	$347	2,068,635	$52	$15,623	855,432	$(1,879)	$(4)	$2,625	$-	$16,764
Purchases of shares of Common Stock (class A)	-	-	-	-	-	53,151	(314)	-	-	-	(314)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,330)	5	-	-	-	13
Dividends declared	-	-	-	-	-	-	-	-	(753)	-	(753)
Stock bonuses	-	-	-	-	3	(7,300)	16	-	-	-	19
Share-based compensation, net of tax	-	-	-	-	43	-	-	-	-	-	43
Other comprehensive income, net of tax	-	-	-	-	-	-	-	6,591	-	-	6,591
Net income	-	-	-	-	-	-	-	-	31,961	-	31,961
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$-	$54,324

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$31,961	$(4,802)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	196	202
Net recognized loss on disposal of fixed assets	7	-
Net recognized gain on securities	(16,566)	-
Amortization of premium on debt securities	178	-
Accretion of discount on debt securities	(1,180)	-
Unrealized (gains) losses on securities	(9,909)	2,296
Investment basis adjustment	27	(49)
Gain on disposal of Galileo	-	(151)
Net (income) loss from equity method investment	(347)	142
Net loss from discontinued operations, net of tax	-	338
Foreign currency transaction loss	-	228
Provision for deferred taxes	1,055	(139)
Stock bonuses	19	102
Stock-based compensation expense	43	-
PPP loan forgiveness	(444)	-
Changes in operating assets and liabilities:
Accounts and other receivables	(3,685)	(665)
Prepaid expenses and other assets	(22)	(113)
Accounts payable and accrued expenses	3,433	659
Total adjustments	(27,195)	2,850
Net cash provided by (used in) operating activities	4,766	(1,952)
Cash Flows from Investing Activities:
Purchase of property and equipment	(73)	-
Purchase of equity securities at fair value, non-current	(5,988)	-
Purchase of other investments	(863)	(125)
Purchase of held-to-maturity debt securities	(1,000)	-
Purchase of available-for-sale debt securities at fair value	(9,147)	-
Proceeds from sale of Galileo	-	746
Proceeds on sale of securities at fair value	-	1,712
Proceeds on sale of equity securities at fair value, non-current	24,313	-
Proceeds from note receivable	-	199
Proceeds from principal paydowns of available-for-sale debt securities at fair value	1,408	-
Return of capital on other investments	-	10
Net cash provided by investing activities	8,650	2,542
Cash Flows from Financing Activities:
Proceeds from loan	-	442
Issuance of common stock	13	3
Repurchases of common stock	(314)	(113)
Dividends paid	(640)	(452)
Net cash used in financing activities	(941)	(120)
Net increase in cash, cash equivalents, and restricted cash	12,475	470
Beginning cash, cash equivalents, and restricted cash	2,961	2,491
Ending cash, cash equivalents, and restricted cash	$15,436	$2,961

Supplemental Disclosures of Non-Cash Investing Activities
Dividends declared but not paid	$226	$113
Unsettled sales of non-current investments	$22	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$4,696	$3

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services to USGIF. For these services, the Company receives fees from USGIF. The Company also provides advisory services to SEC registered exchange traded funds (“ETFs”). Until March 2020, the Company held a controlling interest in Galileo Global Equity Advisors Inc. (“Galileo”), a privately held Toronto-based asset management firm.

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

Should the global financial markets be negatively affected by COVID-19, there could be an adverse material financial impact on the Company’s results of operations, cash flows and financial position. At this time, the Company cannot reasonably estimate the future impact, given the uncertainty over the duration and severity of the economic impact.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.3 million at June 30, 2021, and $7.0 million at June 30, 2020.

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

Investments in Debt Securities. The Company classifies debt investments as available-for-sale or held-to-maturity based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity. Available-for-sale debt securities are carried at fair value, and changes in unrealized gains and losses are reported net of tax in accumulated other comprehensive income (loss), except for declines in fair value determined to be other than temporary, which are reported in earnings. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to investment income (loss). Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are carried at amortized cost.

Embedded derivatives. The Company does not use derivatives for trading, speculation, or hedging exposures. Certain financial instruments the Company invests in contain both a derivative and a non-derivative component. In such cases, the derivative component is termed an embedded derivative, with the non-derivative component representing the host contract. If the economic characteristics and risks of embedded derivative are not closely related to those of the host contract, and the changes in the fair value of the host contact itself is not recorded through earnings within investment income (loss), the embedded derivative is bifurcated and carried at fair value, with changes in the fair value recorded through earnings within investment income (loss) on the Consolidated Statements of Operations. The host contract will continue to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows, and tables within Note 4 Investments, unless otherwise indicated.

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

Receivables. Receivables other than notes receivable consist primarily of advisory and other fees owed to the Company by clients. The Company also may invest in notes receivable. Notes receivable are recorded in accordance with the terms of the agreement, and accrued interest is recorded when earned. Unearned fees are shown as a deduction from the related notes receivable and are amortized to interest income using the effective interest method. The Company reviews the need for an allowance for credit losses for notes and other receivables based on various factors including payment history, historical bad debt experience, existing economic conditions, aging and specific accounts identified as high risk. Uncollectible receivables, if any, are charged against the allowance when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for credit losses as of June 30, 2021, or 2020.

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

Non-Controlling Interests. The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.”

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2021, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2017 through 2020 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2014 through 2020 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject.

The Company has elected to treat the global intangible low-taxed income (GILTI) tax as a period expense. The Company also elected to use the tax law ordering approach when assessing the realization of net operating losses related to GILTI.

Revenue Recognition. The Company’s operating revenue is earned from investment advisory and administrative services provided to clients. Each distinct service promised in the agreements is considered a performance obligation and is the basis for determining when revenue is recognized. The fees are allocated to each distinct performance obligation and revenue is recognized when, or as, promises are satisfied. The consideration for services is generally variable and included in net revenues when it is improbable that a significant reversal could occur in the future. The timing of when clients are billed and related payment received varies in accordance with agreed-upon contractual terms. For current agreements, billing occurs after the Company has recognized revenue which results in accounts receivable and revenue.

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

Fee Waivers. For certain clients, the Company has agreed to contractually limit the expenses or voluntarily waived or reduced its fees and/or agreed to pay expenses for funds. These fee waivers are deemed to be a reduction of the transaction price and are reported as a reduction of investment advisory fees and/or administrative services fees. These fees are paid in cash after the end of each monthly period within 30 days.

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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss), net of tax, is reported in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and includes any unrealized gains and losses on debt securities classified as available-for-sale, and foreign currency translation adjustments.

Recent Accounting Pronouncements and Developments

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

NOTE 3. DISCONTINUED OPERATIONS

USCAN entered into a binding letter of intent dated December 30, 2019, with Galileo whereby Galileo, pursuant to a capital restructuring, agreed to repurchase all of its common shares owned by USCAN for $1.0 million (Canadian). The transaction was subject to the approval of Canadian securities regulatory authorities and to the satisfaction of other closing conditions. The transaction closed effective March 2, 2020. Proceeds of approximately $746,000 were received (the equivalent of $1.0 million Canadian), and a realized gain of approximately $151,000 was recorded. In addition, approximately $228,000 in foreign currency loss was released from accumulated other comprehensive income (loss) into fiscal year 2020 realized foreign currency loss upon closing the sale.

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

There were no assets or liabilities classified as discontinued operations at June 30, 2021, or June 30, 2020.

Receivables of Galileo included advisory fees owed to Galileo by the funds and clients it manages. Galileo fixed assets, consisting of furniture, equipment and leasehold improvements, were depreciated over 2 to 5 years. Galileo had leases for office equipment and facilities. See further information on these leases in Note 8, Leases.

The components of income (loss) from discontinued operations were as follows. Note that amounts in fiscal year 2020 are through the March 2, 2020, closing date of sale.

	Year Ended June 30,
(dollars in thousands)	2021	2020
Revenues
Advisory fees	$-	$235

Expenses
Employee compensation and benefits	-	77
General and administrative	-	508
Depreciation and amortization	-	6
	-	591
Other Income (Loss)
Investment income	-	24
Other loss	-	(6)
	-	18
Loss from discontinued operations of investment management services in Canada before income taxes	-	(338)
Tax expense (benefit)	-	-
Loss from discontinued operations of investment management services in Canada	-	(338)
Less: net loss attributable to non-controlling interest from discontinued operations	-	(118)
Net loss attributable to U.S. Global Investors, Inc. from discontinued operations of investment management services in Canada	$-	$(220)

Galileo provides advisory services for clients in Canada and receives advisory fees based on the agreed-upon percentages of AAUM or assets under management, depending on contractual terms. Galileo investment advisory agreements have a single performance obligation, since the promised services are not separately identifiable from other promises in the agreements and, therefore, are not distinct. Galileo may also receive performance fees from certain clients when market appreciation or realized net gains exceeds established benchmarks on an annual or quarterly basis. Performance fees, which were included in advisory fees in the table above, were recognized when it was determined that they were no longer probable of significant reversal. Galileo recorded no performance fees for the year ended June 30, 2020. Galileo may, at its discretion, waive and absorb some of its clients’ operating expenses. The amount of fund expenses waived and absorbed was $39,000 for the year ended June 30, 2020.

NOTE 4. INVESTMENTS

As of June 30, 2021, the Company held investments carried at fair value of $35.3 million and a cost basis of $23.1 million. The fair value of these investments is approximately 56.7 percent of the Company’s total assets at June 30, 2021. In addition, the Company held other investments of approximately $3.5 million, held-to-maturity debt investments of $1.0 million and investments of $532,000 accounted for under the equity method of accounting.

The cost basis of investments are adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships, if applicable.

Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques described below maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value.

The inputs used for measuring financial instruments at fair value are summarized in the three broad levels listed below:

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

For common share purchase warrants not traded on an exchange, the estimated fair value is determined using the Black-Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life, the risk-free interest rate, and historical volatility of the underlying common stock. The Company may change the assumption of the risk-free interest rate and utilize the yield curve for instruments with similar characteristics, such as credit ratings and jurisdiction, or change the expected volatility. The effects of changing any of the assumptions or factors employed by the Black-Scholes model may result in a significantly different valuation.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of June 30, 2021, and June 30, 2020, with fair values shown according to the fair value hierarchy.

	June 30, 2021
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$2,837	$135	$8,026	$10,998
Equities - Domestic	-	-	-	-
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	938	-	-	938
Mutual funds - Domestic equity	-	-	-	-
Total investments in equity securities:	$10,097	$135	$8,026	$18,258
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	17,049	17,049
Total investments carried at fair value on a recurring basis:	$10,097	$135	$25,075	$35,307

	June 30, 2020
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$4,447	$32	$-	$4,479
Equities - Domestic	-	-	-	-
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	-	-	-	-
Mutual funds - Domestic equity	663	-	-	663
Total investments in equity securities:	$11,432	$32	$-	$11,464
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	-	-
Total investments carried at fair value on a recurring basis:	$11,432	$32	$-	$11,464

A significant portion of the securities recorded at fair value in the above table is investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $25.1 million and classified as Level 3 at June 30, 2021, and common shares valued at $2.4 million and classified as Level 1 at June 30, 2020.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the year ended June 30, 2021:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	June 30, 2021
(dollars in thousands)	Investments in equity securities	Investments in debt securities
Beginning Balance	$-	$-
Purchases	5,853	9,147
Sales	-	-
Principal repayments	-	(1,408)
Amortization of Premium (investment income)	-	(178)
Total gains or losses (realized/unrealized)
Included in earnings (investment income)	2,173	1,180
Included in Accumulated Other Comprehensive Income (other)	-	8,308
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending Balance	$8,026	$17,049

During the fiscal year ended June 30, 2021, the Company purchased convertible securities of HIVE, a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. The principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and the remaining principal amount is $14.3 million as of June 30, 2021. Each whole warrant, expiring in January 2024, entitles the Company to acquire one common share at a price of $3.00 (Canadian). Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the balance sheet, unrealized gain recognized in investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of June 30, 2021. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at June 30, 2021. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE while a search for a new CEO is undertaken.

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the fiscal year ended June 30, 2021, $1.2 million was realized in investment income (loss). The fair value of the warrants and debentures was $8.0 million and $17.0 million, respectively, at June 30, 2021.

The Company currently considers the related fair value measurements to contain Level 3 inputs. The following is quantitative information as of June 30, 2021, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	June 30, 2021
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$8,026	Option pricing model
			Volatility	88.1%
Investments in debt securities:
Available-for-sale - Convertible debentures	$17,049	Binomial lattice model
			Volatility	60.1%
			Credit Adjusted Discount Rate	1.9%

During the fiscal year ended June 30, 2021, the Company sold its investment of 10 million common shares in HIVE. The cost of the 10 million shares was $2.4 million. In fiscal year 2019, the Company adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) and its amendments. On July 1, 2018, the Company reclassified $3.2 million of unrealized gains related to its investment in HIVE from Accumulated Other Comprehensive Income (Loss) into Retained Earnings. Therefore, when the HIVE investment in common shares was sold, the amount included in realized gains on sales of fair valued securities was the proceeds of $20.6 million, less the cost of $2.4 million and the ASU 2016-01 reclassified unrealized gains of $3.2 million, or $15.0 million.

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $2.7 million at June 30, 2021, and classified as Level 1 in the fair value hierarchy. This investment was valued at approximately $1.2 million at June 30, 2020 and classified as Level 1 in the fair value hierarchy. Realized gains on sales totaled $936,000 during the fiscal year ended June 30, 2021. The Company’s ownership of Thunderbird was approximately 1.6 percent as of June 30, 2021. Frank Holmes served on the board of this company as a director from June 2014 to March 2021.

During the year ended June 30, 2021, the Company sold its investment in GoldSpot Discoveries Corp. (“GoldSpot”), a technology company headquartered and traded in Canada which leverages machine learning in natural resource exploration, and recorded realized gains on sales of fair valued securities of $600,000. The investment was valued at approximately $806,000 at June 30, 2020, of which $774,000 was classified as Level 1 and $32,000 was classified as Level 2 in the fair value hierarchy. The portion of the investment classified in Level 2 was restricted for resale due to escrow and regulatory provisions; its valuation was based on the quoted market price adjusted for the restriction on resale. The remaining shares in escrow were released in August 2020. Frank Holmes served on the board of this company as director from February 2019 to June 2020 and as independent chairman from February 2019 to May 2020 and held common stock and options at June 30, 2020.

Equity Investments at Fair Value

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings.

The following details the components of the Company’s equity investments carried at fair value as of June 30, 2021, and 2020.

	June 30, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$7,076	$3,922	$10,998
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	929	9	938
Mutual funds - Domestic equity	-	-	-
Total equity securities at fair value	$14,363	$3,895	$18,258

	June 30, 2020
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$5,641	$(1,162)	$4,479
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	-	-	-
Mutual funds - Domestic equity	929	(266)	663
Total equity securities at fair value	$12,928	$(1,464)	$11,464

Included in the preceding table was $7.3 million and $7.0 million as of June 30, 2021, and June 30, 2020, respectively, at fair value invested in USGIF.

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

Investment gains and losses on available-for-sale debt securities are recorded when the securities are sold, as determined on a specific identification basis, and recognized in current period earnings. Changes in unrealized gains are reported net of tax in accumulated other comprehensive income (loss). For securities in an unrealized loss position, a loss in earnings is recognized for the excess of amortized cost over fair value if the Company intends to sell before the price recovers. Otherwise, the Company evaluates as of the balance sheet date whether the unrealized losses are attributable to credit losses or other factors. The severity of the decline in value, creditworthiness of the issuer and other relevant factors are considered. The portion of unrealized loss the Company believes is related to a credit loss is recognized earnings, and the portion of unrealized loss the Company believes is not related to a credit loss is recognized in other comprehensive income.

The following details the components of the Company’s debt investments as of June 30, 2021. The Company did not have any debt investments at June 30, 2020.

	June 30, 2021
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income	Unrealized Losses in Other Comprehensive Income	Fair Value
Available-for-sale - Convertible debentures	$8,741	$8,308	$-	$17,049

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures	$1,000	$3	$-	$1,003

Investments in debt securities classified as held-to-maturity are carried at amortized cost. The net carrying amount and estimated fair value of debt securities at June 30, 2021, are summarized below by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	June 30, 2021
	Available-for-sale debt securities	Held-to-maturity debt securities
(dollars in thousands)	Convertible debentures (1)	Due after five years through ten years
Net Carrying Amount	$8,741	$1,000
Fair Value	$17,049	$1,003

1. Principal payments are due quarterly with a final maturity in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables reflected above. The Company held one financial instrument containing an embedded derivative at June 30, 2021.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheet, categorized by risk exposure, at June 30, 2021.

June 30, 2021
Other Assets
(dollars in thousands)	Investments in available-for-sale debt securities
Embedded Derivatives:
Equity price risk exposure	$2,542

The embedded derivatives presented in the table above were bifurcated from the related host contract on June 30, 2021; as such, there was no effect on the Consolidated Statement of Operations for the year ended June 30, 2021. The Company did not have any embedded derivatives at June 30, 2020.

Other Investments

The carrying value of equity securities without readily determinable fair values was approximately $3.5 million and $1.3 million as of June 30, 2021, and June 30, 2020, respectively. The Company has elected to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, if any. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred, with such changes recorded in investment income (loss).

The carrying value of equity securities without readily determinable fair values has been adjusted as follows:

	Year Ended June 30,
(dollars in thousands)	2021	2020
Carrying amount, beginning of period	$1,283	$1,404
Adjustments:
Purchases	863	125
Reclassification to securities at fair value	(187)	-
Impairments	(6)	(285)
Other downward adjustments	(158)	(124)
Upward adjustments	1,658	163
Carrying amount, end of period	$3,453	$1,283

One security purchased during the fiscal year ended June 30, 2021, started trading on a stock exchange, and was reclassified to securities at fair value. A total of four securities were remeasured at various dates during the fiscal year ended June 30, 2021, with carrying amounts totaling $2.1 million and $470,000, classified as Level 2 and Level 3, according to the fair value hierarchy, respectively. There were impairment adjustments to one security totaling $6,000 during the fiscal year ended June 30, 2021. Cumulative impairment adjustments to all equity securities without readily determinable fair values total $543,000 since their respective acquisitions through June 30, 2021. The cumulative amount of other downward adjustments, which include return of capital distributions and observable price changes, is $935,000, which includes $158,000 for the year ended June 30, 2021, and $124,000 for the year ended June 30, 2020. The cumulative amount of upward adjustments, which primarily consist of observable price changes, is $2.3 million, which includes $1.7 million for the year ended June 30, 2021, and $163,000 for the year ended June 30, 2020.

Investments Classified as Equity Method

The Company has an equity method investment in Galileo New Economy Fund LP (previously known as Galileo Technology and Blockchain LP), a Canadian limited partnership managed by Galileo. The Company owns approximately 22 percent of the LP as of June 30, 2021, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the years ended June 30, 2021, and 2020, is $347,000 and ($142,000), respectively, of equity method income (loss) for this investment. The Company’s investment in the LP had a carrying value of approximately $532,000 and $158,000 at June 30, 2021, and June 30, 2020, respectively. Frank Holmes also directly held an investment in the LP as of June 30, 2021. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

Investment Income (Loss)

The following summarizes investment income (loss) reflected in earnings from continuing operations for the periods presented.

(dollars in thousands)	Year Ended June 30,
Investment Income (Loss)	2021	2020
Unrealized gains (losses) on fair valued securities	$8,479	$(2,011)
Unrealized gains on equity securities without readily determinable fair values	1,430	-
Realized gains on sales of fair valued securities	16,572	-
Realized gains on principal payment proceeds	1,180	-
Realized gain on sale of subsidiary	-	151
Realized foreign currency gains (losses)	219	(232)
Impairments in equity investments that do not have readily determinable fair values	(6)	(285)
Dividend and interest income	464	166
Total Investment Income (Loss)	$28,338	$(2,211)

For the year ended June 30, 2021, realized gains on principal payment proceeds in the amount of $1.2 million was released from other comprehensive income (loss). Realized gain on sale of subsidiary shown in the table above for the year ended June 30, 2020, is from the sale of Galileo. See Note 3 for further information on this transaction. Realized foreign currency gains (losses) for the year ended June 30, 2020, includes $228,000 in foreign currency losses released from other comprehensive income (loss) upon the sale of Galileo.

The year ended June 30, 2021, included approximately $9.9 million of net unrealized gains recognized on equity securities still held at June 30, 2021.

Investment income (loss) can be volatile and varies depending on market fluctuations. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 5. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Year Ended June 30,
(dollars in thousands)	2021	2020
USGIF advisory fees	$3,836	$3,093
USGIF performance fees earned (paid)	482	(525)
ETF advisory fees	17,127	1,743
Total advisory fees	21,445	4,311
USGIF administrative services fees	209	165
Total Operating Revenue	$21,654	$4,476

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2022. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $701,000 and $584,000 for the years ended June 30, 2021, and 2020, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent of average daily net assets of each fund.

The Company serves as investment advisor to two U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS) and U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF.

As of June 30, 2021, the Company had $2.4 million in receivables from fund clients, of which $432,000 was from USGIF and $2.0 million from ETFs. As of June 30, 2020, the Company had $869,000 in receivables from fund clients, of which $187,000 was from USGIF and $682,000 from ETFs.

NOTE 6. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the Consolidated Balance Sheets to the Statements of Cash Flows is shown below:

(dollars in thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$14,436	$1,936
Restricted cash	1,000	1,025
Total cash, cash equivalents, and restricted cash	$15,436	$2,961

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2021	2020
Building and land	$4,606	$4,597
Furniture, equipment, and other	871	847
	5,477	5,444
Accumulated depreciation	(4,101)	(3,938)
Net property and equipment	$1,376	$1,506

Depreciation expense totaled $196,000 and $202,000 in fiscal years 2021 and 2020, respectively.

NOTE 8. LEASES

The Company has lease agreements on a continuing operations basis for office equipment that expire in fiscal year 2022. Lease expense included in continuing operations totaled $155,000 and $153,000 for the years ended June 30, 2021, and 2020, respectively.

The Company’s former subsidiary Galileo, which is classified as discontinued operations as described in Note 3, had lease agreements for office equipment and for office facilities. Lease expense included in discontinued operations totaled $74,000 for the year ended June 30, 2020.

For continuing operations, the components of lease expense included in general and administrative expense on the Consolidated Statements of Operations for the years ended June 30, 2021, and June 30, 2020, and qualitative information concerning the Company’s operating leases were as follows:

	Year Ended	Year Ended
	June 30,	June 30,
(dollars in thousands)	2021	2020
Operating lease cost	$53	$53
Short-term lease cost	102	100
Total lease cost	$155	$153

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$53	$53

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$-	$141

Weighted-average remaining lease term (in years)	0.83	1.83
Weighted-average discount rate	4.11%	4.11%

Maturities of lease liabilities from continuing operations as of June 30, 2021, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2022	$44
Total lease payments	44
Less imputed interest	(1)
Total	$43

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2023. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $91,000 and $92,000, for fiscal years 2021 and 2020, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $4,000 and $7,000 at June 30, 2021, and June 30, 2020, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of June 30, 2021, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2022	$81
2023	34
Total lease payments	$115

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 9. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2021	2020
Professional fees	$548	$314
Vendors payable	225	113
ETF operating and distribution expenses	496	542
Taxes payable	76	46
Other accrued expenses	$1,345	$1,015

NOTE 10. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal years ended June 30, 2021, and 2020. The credit agreement will expire on May 31, 2022, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at June 30, 2021, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2021, the credit facility remains unutilized by the Company.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. As of June 30, 2020, the balance of the loan was $442,000, all of which was classified as a current liability.

The Company has been granted forgiveness of the entire PPP loan and any accrued interest. Included in Other Income (Loss) for the year ended June 30, 2021, the Company recognized a gain on extinguishment of debt, including interest, of $444,000.

NOTE 11. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for contributions to the 401(k) plan of $99,000 and $77,000 for fiscal years 2021 and 2020, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. The Company made a profit sharing contribution of $80,000 in fiscal year 2021. No profit sharing contribution was made in fiscal year 2020.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $15,000 and $16,000 in fiscal years 2021 and 2020, respectively.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. During fiscal years 2021 and 2020, employees purchased 2,330 and 1,648, respectively, shares of treasury stock from the Company. The Company matches these contributions on a limited basis. The Company match, reflected in base salary expense, was $6,000 in fiscal year 2021. No Company matches were made in fiscal year 2020.

NOTE 12. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets under the symbol “GROW.” There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2021, or 2020.

The Company’s class A and class B common stock have no voting privileges.

Dividends

Dividends totaling $552,000 and $390,000 were paid to holders of class A common stock in fiscal years 2021 and 2020, respectively. Dividends of $88,000 and $62,000 were paid to holders of class C common stock in fiscal years 2021 and 2020, respectively. The dividend rate for both classes was $0.0025 per month during fiscal year 2020 and through January 2021 and $0.0050 from February 2021 through June 2021.

As of June 30, 2021, the Board has authorized a monthly dividend of $0.0050 per share through September 2021, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors. See Note 19 for subsequent change in monthly dividend.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2021. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2021, approximately $2.5 million remains available for repurchase under this authorization.

During fiscal years 2021 and 2020, the Company repurchased 53,151 and 105,721, respectively, of its class A shares on the open market using cash of $314,000 and $113,000, respectively. To date, the Company has repurchased a total of 719,682 class A shares under the repurchase program using cash of $1.8 million.

Other Activity

During fiscal year 2021, the Company granted 4,000 shares of class A common stock to certain employees at a weighted average fair value of $2.50. No shares were granted in fiscal year 2020.

The Company granted 3,300 and 3,600 of class A common stock at a weighted average fair value of $2.68 and $1.61 per share to its non-employee directors in fiscal years 2021 and 2020, respectively.

The Company granted 50,000 shares of class A common stock at a weighted average fair value of $1.95 per share to a key advisor in fiscal year 2020. No shares were granted to outside parties in fiscal year 2021.

All stock grants vest immediately after issuance.

Issuances of treasury stock for grants, bonuses, and the share repurchase plan are accounted for using the weighted-average cost basis of the shares issued. During fiscal years 2021 and 2020, shares were issued, as described above, with a weighted-average cost basis greater than current fair value, which resulted in a combined positive (negative) adjustment to additional paid-in capital of approximately $11,000 and ($17,000), respectively.

Shareholders of class C shares are allowed to convert to class A. During fiscal year 2021, no shares were converted from class C to class A. During fiscal year 2020, 162 shares were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. There were 231,000 options granted during the year ended June 30, 2021, with a weighted-average grant date fair value price of $3.36 and a vesting period of six months. The fair value is estimated at the date of the grant using a Black-Scholes option pricing model.

The assumptions utilized to estimate the fair value of options granted under the 1989 Plan are presented in the following table:

Risk-free interest rate	0.9%
Expected volatility	70.0%
Expected life (in years)	5.25
Expected dividend yield	1.0%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on historical volatility of the Company’s common stock. The Company did not have historical post-vesting activity under the 1989 Plan and utilized the simplified method to calculate expected term for stock options granted during the year ended June 30, 2021. The simplified method calculates the expected term as mid-point between the weighted-average time to vest and the contractual maturity. The expected dividend yield is based on the date of grant.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. During the year ended June 30, 2021, $43,000 was recognized as compensation expense and $9,000 was recognized as a deferred tax asset. As of June 30, 2021, $733,000 of total unrecognized compensation costs related to nonvested stock options under the Plan were expected to be recognized over a weighted average period of 0.47 years. There were no options forfeited or exercised during the year ended June 30, 2021. There were 231,000 options outstanding under the 1989 Plan as of June 30, 2021, with a weighted-average grant date fair value price of $3.36.

Stock option transactions under the 1989 Plan for the past fiscal year are summarized below. There were no options forfeited, granted, or exercised during the fiscal year ended June 30, 2020, and no options outstanding as of June 30, 2020.

thousands, except price data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2020	-	n/a
Granted	231,000	$6.05
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2021	231,000	$6.05	9.98	$26

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. There were no options granted during the year ended June 30, 2021. There were no options that were forfeited or exercised during the year ended June 30, 2021. There were 2,000 options that were forfeited, and no options granted or exercised during the year ended June 30, 2020. There were 2,000 options outstanding under the 1997 Plan as of June 30, 2021, and 2020.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the 1997 Plan for the past two fiscal years are summarized below:

(dollars in thousands, except price data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (net of tax)
Outstanding June 30, 2019	4,000	$7.53
Granted	-	n/a
Exercised	-	n/a
Forfeited	(2,000)	$12.31
Outstanding June 30, 2020	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2021	2,000	$2.74	6.72	$5

Class A common stock options outstanding and exercisable under the employee stock option plans at June 30, 2021, were as follows:

	Options Outstanding				Options Exercisable
	Date of Option Grant	Number Outstanding	Remaining Life in Years	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Option Price ($)
1989 Plan Class A	06/21/21	231,000	9.98	$6.05	-	$-
1997 Plan Class A	03/21/18	2,000	6.72	$2.74	2,000	$2.74
		233,000	9.95	$6.02	2,000	$2.74

NOTE 13. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Carryovers

For U.S. federal income tax purposes at June 30, 2021, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers.

For Canadian income tax purposes, USCAN has no net operating loss carryovers and no capital loss carryovers.

Additional Disclosures

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2020, a valuation allowance of $2.8 million was included to fully reserve for net operating loss carryovers, other carryovers and certain book/tax differences in the balance sheet. There was no valuation allowance included at June 30, 2021.

The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2021	2020
United States	$17,889	$(3,261)
Canada	19,549	(1,716)
Total	$37,438	$(4,977)

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
(dollars in thousands)	2021	% of Pretax	2020	% of Pretax
Tax expense (benefit) at statutory rate - continuing operations	$7,862	21.0%	$(974)	21.0%
Tax expense (benefit) from change in foreign unrealized gain/loss	281	0.7%	(203)	4.4%
Non-taxable investment income	(3,302)	(8.8)%	(45)	1.0%
Change in valuation allowance	(2,762)	(7.4)%	885	(19.1)%
Income from controlled foreign corporation	3,534	9.4%	-	0.0%
Rate difference on foreign deferred income	777	2.1%	153	(3.3)%
Rate difference on foreign income	1,075	2.9%	(76)	1.6%
Foreign tax credit	(1,825)	(4.9)%	-	0.0%
Other	(163)	(0.4)%	85	(1.8)%
Total tax expense (benefit) - continuing operations	$5,477	14.6%	$(175)	3.8%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2021	2020
Continuing Operations
Current tax expense (benefit) - U.S. Federal	$2,004	$(1)
Current tax expense (benefit) - Non-U.S.	2,418	3
Deferred tax expense (benefit) - U.S. Federal	576	-
Deferred tax expense (benefit) - Non-U.S.	479	(177)
Total tax expense (benefit) - continuing operations	$5,477	$(175)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2021	2020
Deferred Income Tax Assets:
Accumulated depreciation	$110	$105
Investments in securities at fair value	-	448
Equity method investments	-	14
Accrued expenses	320	148
Product start-up costs	84	60
Other	25	-
Net operating loss carryover	-	1,887
Charitable contributions carryover	-	8
Capital loss carryover	-	226
Total Deferred Tax Assets	539	2,896
Valuation Allowance	-	(2,762)
Total Net Deferred Tax Assets	539	134
Deferred Income Tax Liabilities:
Investments in securities at fair value	$(2,600)	$-
Prepaid expenses	(60)	(50)
Other investments	(389)	(65)
Equity method investments	(40)	-
Foreign tax on undistributed earnings	(249)	-
Other	-	(19)
Total Deferred Tax Liabilities	(3,338)	(134)
Net Deferred Tax Liability	$(2,799)	$-

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2021	2020
Income (Loss) from Continuing Operations	$31,961	$(4,464)

Loss from Discontinued Operations	-	(338)
Less: Net Loss Attributable to Non-Controlling Interest from Discontinued Operations	-	(118)
Net Loss Attributable from Discontinued Operations to U.S. Global Investors, Inc.	-	(220)

Net Income (Loss) Attributable to U.S. Global Investors, Inc.	$31,961	$(4,684)

Weighted average number of outstanding shares
Basic	15,067,044	15,108,394
Effect of dilutive securities:
Employee stock options	909	-
Diluted	15,067,953	15,108,394

Earnings Per Share Attributable to U.S. Global Investors, Inc.
Basic Net Income (Loss) per Share
Income (loss) from continuing operations	$2.12	$(0.30)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$2.12	$(0.31)
Diluted Net Income (Loss) per Share
Income (loss) from continuing operations	$2.12	$(0.30)
Loss from discontinued operations	$-	$(0.01)
Net income (loss)	$2.12	$(0.31)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2021, and 2020, 231,000 and 2,000 employee stock options, respectively, were excluded from diluted EPS.

During fiscal years 2021 and 2020, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment	Total
Balance at June 30, 2019	$-	$(206)	$(206)
Other comprehensive loss before reclassifications [1]	-	(26)	(26)
Amount reclassified from AOCI [1]	-	228	228
Net other comprehensive income for 2020	-	202	202
Balance at June 30, 2020	-	(4)	(4)
Other comprehensive income before reclassifications	9,488	27	9,515
Tax effect	(1,992)	-	(1,992)
Amount reclassified from AOCI	(1,180)	-	(1,180)
Tax effect	248	-	248
Net other comprehensive income for 2021	6,564	27	6,591
Balance at June 30, 2021	$6,564	$23	$6,587

1.         Amounts include no tax expense or benefit.

NOTE 16. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company manages the following business segments on a continuing operations basis:

1.

Investment management services, by which the Company offers, to USGIF and ETF clients, a range of investment management products and services to meet the needs of individual and institutional investors; and

2.	Corporate investments, through which the Company invests for its own account in an effort to add growth and value to its cash position.

The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Year ended June 30, 2021
Net operating revenues	$21,654	$-	$21,654
Investment income	$-	$28,338	$28,338
Income from equity method investments	$-	$347	$347
Gain on forgiveness of PPP loan	$444	$-	$444
Other income	$144	$-	$144
Income from continuing operations before income taxes	$10,866	$26,572	$37,438
Depreciation and amortization	$196	$-	$196
Gross identifiable assets at June 30, 2021	$17,522	$44,755	$62,277
Deferred tax asset			$-
Consolidated total assets at June 30, 2021			$62,277
Year ended June 30, 2020
Net operating revenues	$4,476	$-	$4,476
Investment loss	$-	$(2,211)	$(2,211)
Loss from equity method investments	$-	$(142)	$(142)
Other income	$117	$-	$117
Loss from continuing operations before income taxes	$(2,071)	$(2,568)	$(4,639)
Depreciation and amortization	$202	$-	$202

Net operating revenues from investment management services include revenues from USGIF of $4.5 million and $2.7 million in fiscal years 2021 and 2020, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $17.1 million and $1.7 million in fiscal years 2021 and 2020, respectively.

NOTE 17. RELATED PARTY TRANSACTIONS

On June 30, 2021, and 2020, the Company had $7.3 million and $7.0 million, respectively, at fair value invested in USGIF funds the Company advised. These amounts were included in the Consolidated Balance Sheets as “investments in equity securities at fair value.” The Company recorded $15,000 and $97,000 in income from dividends and capital gain distributions from USGIF investments in fiscal years 2021 and 2020, respectively. There were no net realized gains or losses on its investments in the Funds in fiscal years 2021 or 2020.

In addition, the Company had $158,000 at June 30, 2020, invested in a fund advised by Galileo, a related party until March 2020, accounted for under the equity method of accounting. The Company recorded loss from equity method investments of $142,000 in fiscal year 2020. See further discussion of these investments in Note 4.

The Company earned advisory and administrative services fees, as applicable, from the various funds for which it acts as investment adviser, as disclosed in Note 5. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2021, and 2020, the Company had $2.4 million and $869,000, respectively, of receivables from mutual funds included in the Consolidated Balance Sheets within “receivables.”

The Company has had various investments in HIVE that were valued at approximately $25.1 million and $2.4 million and as of June 30, 2021, and 2020, respectively. As discussed in Note 4, in January 2021, the Company purchased convertible securities in HIVE, and an unrealized gain was recognized in other comprehensive income (loss) for the convertible debentures, which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the fiscal year ended June 30, 2021, $1.4 million in principal payments were received, and $1.2 million was included in investment income (loss) as realized gains on principal payment proceeds. On July 1, 2018, the Company reclassified $3.2 million of unrealized gains related to its investment in HIVE from Accumulated Other Comprehensive Income (Loss) into Retained Earnings. Therefore, when a HIVE investment was sold during the fiscal year ended June 30, 2021, the amount included in realized gains on sales of fair valued securities was the proceeds of $20.6 million, less the cost of $2.4 million and the ASU 2016-01 reclassified unrealized gains of $3.2 million, or $15.0 million. The Company recorded $368,000 in interest income from HIVE investments during the fiscal year ended June 30, 2021. There was no interest income or net realized gains or losses on its investments in HIVE during the fiscal year ended June 30, 2020. The Company earned other income from HIVE for consulting fees in the amount of $40,000 during the fiscal year ended June 30, 2021. As of June 30, 2021, the Company had $40,000 of receivables from HIVE included in the Consolidated Balance Sheets within “receivables.” There was no other income earned during the fiscal year ended June 30, 2020, and no receivables as of June 30, 2020. Frank Holmes, a director and Chief Executive Officer of the Company, is the non-executive chairman of HIVE, for which he received director fees from HIVE during fiscal years 2021 and 2020. Mr. Holmes held shares and options of HIVE at June 30, 2021, and 2020. Effective August 31, 2018, upon the retirement of HIVE’s CEO and until a new CEO is hired, Mr. Holmes became Interim Executive Chairman of HIVE.

As discussed in Note 4, the Company holds an investment in Thunderbird that was valued at approximately $2.7 million and $1.2 million as of June 30, 2021, and 2020, respectively. Realized gains on sales totaled $936,000 during the fiscal year ended June 30, 2021. Frank Holmes served on the board of this company as a director, for which he received fees, from June 2014 to March 2021.

As discussed in Note 4, the Company had an investment in GoldSpot that was valued at approximately $806,000 as of June 30, 2020. During the year ended June 30, 2021, the Company sold its investment in GoldSpot and recorded realized gains on sales of fair valued securities of $600,000. Frank Holmes served on the board of this company as director from February 2019 to June 2020 and as independent chairman from February 2019 to May 2020 and held common stock and options at June 30, 2020.

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

The Board of Directors has authorized a monthly dividend of $0.0050 per share from July 2021 through September 2021, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July 2021 to September 2021 will be approximately $226,000.

The outbreak of the COVID-19 pandemic and the resulting actions to control or slow the spread have affected global and domestic economies and financial markets. The Company continues to monitor the impact of COVID-19, but at the date of this report cannot determine the full impact this virus may have on the financial markets and economy. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to our business and investments, including a material reduction in our results of operations.

NOTE 19. SUBSEQUENT EVENT

In September 2021, the Board authorized an increase in the monthly dividend to $0.0075 per share from October through December 2021, and in December 2021, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2022, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

NOTE 20. IMMATERIAL REVISIONS TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal year ended June 30, 2020, the Company recorded changes in the fair value of investment securities and sales of short-term investments within “Changes in operating assets and liabilities” on the audited consolidated statement of cash flows instead of within “Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities” and “Cash flows from investing activities,” respectively. The line-item “Investment securities” has been removed for the fiscal year ended June 30, 2020, and $2.3 million was reclassified from “Investment securities” to “Unrealized (gains) losses on securities,” and $1.7 million was reclassified from “Investment securities” to “Proceeds on sale of securities at fair value.” These revisions had no impact on net income or earnings per share and were deemed immaterial.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the CEO and CFO concluded that, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures), the Company’s disclosure controls and procedures were not effective as of June 30, 2021. Based on the completion of fair value remeasurements that led to the amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2021 (the “Restatement”), we believe that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management concluded that, due to the material weakness described below (which was not remediated as of June 30, 2021), the Company’s management did not maintain effective internal control over financial reporting as of June 30, 2021.

In connection with the Restatement, management identified a deficiency in the design and operating effectiveness of the Company’s internal controls that represented a material weakness in our internal control over financial reporting. The deficiency (which had not been remediated as of June 30, 2021) is the result of inadequate design and implementation of internal controls to identify complex investments requiring specialized valuation expertise. Specifically, the Company’s controls over valuation procedures did not address valuation methodologies for hybrid financial instruments that led to the Restatement of previously issued financial statements. This material weakness in our internal control over financial reporting continued to exist as of June 30, 2021.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as the material weakness described above had not yet been identified by management.

Remediation Plan. Management is in the process of designing and implementing remediation efforts intended to address the material weakness discussed above. These remediation efforts will be focused on amending the Company’s valuation procedures to include the use of a binomial lattice model and/or independent pricing service to value these types of complex investments. The valuation procedures are to be reviewed and approved by the Company’s Board of Directors. Management, under the supervision of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities. The Company held one hybrid financial instrument as of the date, and for the period, presented, that has been remeasured by an independent pricing service using a binomial lattice model.

Inherent Limitation of the Effectiveness of Internal Control. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Limitations inherent in any control system include the following:

●	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

●	Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override.

●

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

●	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

●	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of such inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company or any division of a company have been detected.

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

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	66

Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company and its subsidiaries. Mr. Holmes served as Chairman of the Board of HIVE Blockchain Technologies Ltd. since August 2017 and has served as Interim Executive Chairman since August 2018. He also served on the board of Thunderbird Entertainment Group Inc. (formerly Thunderbird Entertainment, Inc.) from June 2014 to March 2021. Mr. Holmes served as Chairman of the Board of GoldSpot Discoveries Corp. from February 2019 to May 2020 and as a director from February 2019 to June 2020. Mr. Holmes served as Trustee of U.S. Global Investors Funds from August 1989 to December 2015; Director of Meridian Global Gold & Resources Fund Ltd. from December 2003 to November 2017; and Director of Meridian Global Energy & Resources Fund Ltd. from April 2006 to November 2017.

Jerold H. Rubinstein	83

Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein has served as Director and Chairman of Salton Sea Industries from June 2016 to June 2020. Mr. Rubinstein served as Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to December 2017. He also served as Director and Chairman of the Audit Committee of Greenwood Hall, Inc. from November 2016 to June 2017 and Director and Chairman of the Audit Committee of SpendSmart Payments Co. from October 2013 to April 2016.

Roy D. Terracina	75

Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Mr. Terracina is the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994 and has served as Chief Executive Officer and Board Chair of the Sonar Company since July 2021.

Thomas F. Lydon, Jr.	61

Director of the Company since June 1997. Mr. Lydon has served as Chairman of the Board and President of Global Trends Investments since April 1996; co-CEO of ETF Flows LLC since February 2019; Independent Trustee of Guggenheim Investments since February 2012; and Independent Director of Harvest Volatility Edge Trust from December 2017 to December 2018.

Lisa C. Callicotte	48

Chief Financial Officer of the Company since 2013. Controller of the Company from July 2009 until July 2013. Since July 2009, Ms. Callicotte has served and continues to serve in various positions with the Company and its subsidiaries.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2021 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. All of the four directors attended the 2020 annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member

Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board of Directors. The Audit Committee met four times during the past fiscal year. Each incumbent committee member attended at least 75 percent of the committee meetings during the last fiscal year.

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2021, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2021 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2021.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO and the CFO, (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2021. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, who are the only NEOs for fiscal year 2021.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2021 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Long-Term Incentive Awards

Long-term incentive awards include stock options and restricted shares. We have utilized option grants to induce qualified individuals to join us, thereby providing the individual with an opportunity to benefit if we have significant growth. Similarly, options have been utilized to reward existing employees, including NEOs, for long and faithful service and to encourage them to stay with us. The Company has no written policy for allocating between cash and equity, or current and long-term compensation for the CEO and other NEOs. The Compensation Committee administers the stock option plans.

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2021, 231,000 stock options were granted under this plan. As of June 30, 2021, under this amended plan, 1,964,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, 231,000 remained outstanding and 486,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2021, no stock options were granted under this plan. As of June 30, 2021, 583,300 options had been granted; 257,000 shares had been exercised; 324,300 options had expired; 2,000 options remained outstanding; and 141,000 options are available for grant.

2010 Stock Incentive Plan

In October 2010, at the Annual Meeting of Shareholders, the class C shareholders voted to adopt the 2010 Stock Incentive Plan. The Plan was amended in May 2020. The 2010 Stock Incentive Plan is intended to promote the interests of the Company by providing eligible persons in the Company’s service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company to align such persons’ interests with those of the Company’s shareholders and as an incentive for them to remain in such service. During fiscal year 2021, 1,600 shares were awarded as stock bonuses to NEOs. This plan expired in October 2020.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $19,500 in calendar year 2021. An additional “catch-up” pretax contribution of up to $6,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. The Company made a profit sharing contribution of $80,000 in fiscal year 2021. No profit sharing contribution was made in fiscal year 2020.

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

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. During fiscal years 2021 and 2020, employees purchased 2,330 and 1,648 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2021 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2021, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($) [1]	($) [2]	($) [3]	($)	($)
(dollars in thousands)

Frank E. Holmes
Chief Executive Officer	2020	422	4	-	-	34	91	551
Chief Investment Officer	2021	422	98	2	168	3,110	196 4	3,996

Lisa C. Callicotte
Chief Financial Officer	2020	141	35	-	-	-	11	187
	2021	155	69	2	168	-	555	449

1.	Amounts shown represent expense recognized in the consolidated financial statements for 1,600 shares awarded as stock bonuses granted to officers in fiscal year 2021.
2.	Amounts shown represent options awarded June 21, 2021. See discussion of assumptions made for options valuation in Note 12, Shareholders’ Equity.
3.	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
4.

Represents amounts paid by us on behalf of or to Mr. Holmes as follows: (i) $83 in paid time off payout, (ii) $61 in insurance, (iii) $16 in matched contributions, (iv) $13 in profit sharing, (v) $10 in memberships, and (vi) $13 in miscellaneous items.

5.

Represents amounts paid by us on behalf of or to Ms. Callicotte as follows: (i) $31 in paid time off payout, (ii) $13 in matched contributions, (iii) $8 in profit sharing, and (iv) $3 in miscellaneous items.

Outstanding equity awards as of June 30, 2021, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date
Frank E. Holmes	-	50,000	$6.05	06/21/31
Lisa C. Callicotte	2,000	-	$2.74	03/21/28
Lisa C. Callicotte	-	50,000	$6.05	06/21/31

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. Until September 2020, the Company granted each director 100 shares of stock per month and in October 2020 the Company granted each director 800 shares of stock. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans, and stock bonuses. During the 2021 fiscal year, the Company granted Mr. Rubinstein and Mr. Terracina 25,000 options and Mr. Lydon 50,000 options. Director compensation for the fiscal year ended June 30, 2021, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Option Awards [3]	Total
(dollars in thousands)
Jerold H. Rubinstein	$172	$3	$84	$259
Roy D. Terracina	$117	$3	$84	$204
Thomas F. Lydon, Jr.	$55	$3	$168	$226

1.

The difference in fees earned was primarily due to Mr. Rubinstein and Mr. Terracina receiving cash bonus and option awards while Mr. Lydon received only option awards and Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.

2.	Amounts shown represent expense recognized in the consolidated financial statements for stock awards granted to non-employee directors in fiscal year 2021.
3.	Amounts shown represent options awarded June 21, 2021. See discussion of assumptions made for options valuation in Note 12, Shareholders’ Equity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On November 29, 2021, there were 2,068,635 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.80%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On November 29, 2021, there were 12,952,861 shares of the Company’s class A common stock issued and outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Beneficial Owner	Class C Common Stock		Class A Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.80%	505,100	3.90%
Lisa C. Callicotte, CFO	-	-	20,864	0.16%
Jerold H. Rubinstein, Director	-	-	2,800	0.02%
Roy D. Terracina, Director	-	-	63,800	0.49%
Thomas F. Lydon, Jr., Director	-	-	17,500	0.14%
All directors and executive officers as a group (five persons)	2,064,560	99.80%	610,064	4.71%

Security Ownership of Management

The following table sets forth, as of November 29, 2021, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Vanguard Group, Inc. – Valley Forge, PA [1]	653,945	5.05%

1.	Information is from Schedule 13F as of September 30, 2021, filed with the SEC on November 12, 2021.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	231,000	$6.05	486,000
1997 Non-Qualified Stock Option Plan [2]	2,000	$2.74	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	112,969
2010 Stock Incentive Plan [4]	N/A	N/A	-
Total	233,000		739,969

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

4.

The Company adopted a stock incentive plan to provide eligible persons in the Company’s service an opportunity to acquire common stock of the Company. There were authorized shares of treasury stock reserved for issuance under the plan for which a registration statement has not been filed. This plan expired in October 2020.

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

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2021, and 2020, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2021	2020
Audit fees [1]	$317	$220
Audit-related fees [2]	-	-
Tax fees [3]	74	78
Total fees	$391	$298

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

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2021, and 2020 were pre-approved by the Audit Committee.

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

14.02	Code of Ethics, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2019 (EDGAR Accession No. 0001185185-20-000164)
21	List of Subsidiaries of the Company, included herein.
23.1	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: December 8, 2021	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	December 8, 2021

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	December 8, 2021

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	December 8, 2021

/s/ Roy D. Terracina
Roy D. Terracina	Director	December 8, 2021

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	December 8, 2021