Form 10-Q
period 2021-09-30
U S GLOBAL INVESTORS INC
filed 2022-01-11
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                          to                        .

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

On December 31, 2021, there were 13,866,913 shares of Registrant’s class A nonvoting common stock issued and 12,948,626 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,635 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2021	June 30, 2021
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$19,755	$14,436
Restricted cash	1,000	1,000
Investments in securities at fair value	6,291	6,322
Accounts and other receivables	2,591	2,534
Tax receivable	943	2,147
Prepaid expenses	267	350
Total Current Assets	30,847	26,789

Net Property and Equipment	1,360	1,376

Other Assets
Investments in equity securities at fair value, non-current	8,633	11,936
Investments in available-for-sale debt securities at fair value	15,852	17,049
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	3,453	3,453
Equity method investments	536	532
Right of use assets	30	43
Other assets, non-current	206	99
Total Other Assets	29,710	34,112
Total Assets	$61,917	$62,277
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$-	$102
Accrued compensation and related costs	2,141	1,561
Dividends payable	338	226
Lease liability, short-term	30	43
Other accrued expenses	1,456	1,345
Taxes payable	162	1,877
Total Current Liabilities	4,127	5,154

Long-Term Liabilities
Deferred tax liability	1,729	2,799
Total Long-Term Liabilities	1,729	2,799
Total Liabilities	5,856	7,953

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized and 13,866,913 shares issued at September 30, 2021, and June 30, 2021; 12,956,541 and 12,967,960 shares outstanding at September 30, 2021 and June 30, 2021, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,635 shares issued and outstanding at September 30, 2021, and June 30, 2021	52	52
Additional paid-in-capital	16,073	15,677
Treasury stock, class A shares at cost; 910,372 shares and 898,953 shares at September 30, 2021, and June 30, 2021, respectively	(2,248)	(2,172)
Accumulated comprehensive income, net of tax	5,952	6,587
Retained earnings	35,885	33,833
Total Shareholders’ Equity	56,061	54,324
Total Liabilities and Shareholders’ Equity	$61,917	$62,277

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020
Operating Revenues
Advisory fees		$3,195
Administrative services fees	51	50
	6,521	3,245
Operating Expenses
Employee compensation and benefits	1,924	962
General and administrative	1,598	1,246
Advertising	84	51
Depreciation and amortization	48	49
	3,654	2,308
Operating Income	2,867	937
Other Income (Loss)
Investment income (loss)	(34)	998
Income from equity method investments	15	21
Other income	56	18
	37	1,037
Income Before Income Taxes	2,904	1,974
Provision for Income Taxes
Tax expense	514	30
Net Income	$2,390	$1,944

Basic Net Income per Share	$0.16	$0.13
Diluted Net Income per Share	$0.16	$0.13

Basic weighted average number of common shares outstanding	15,030,115	15,080,549
Diluted weighted average number of common shares outstanding	15,031,199	15,080,743

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Net Income	$2,390	$1,944
Other Comprehensive Income (Loss), Net of Tax:
Unrealized losses on available-for-sale securities arising during period	(147)	-
Less: reclassification adjustment for gains included in net income	(476)	-
Net change from available-for-sale securities, net of tax	(623)	-
Foreign currency translation adjustment	(12)	4
Other Comprehensive Income (Loss)	(635)	4
Comprehensive Income	$1,755	$1,948

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	13,647	(82)	-	-	(82)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,228)	6	-	-	14
Share-based compensation, net of tax	-	-	-	-	388	-	-	-	-	388
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(635)	-	(635)
Net income	-	-	-	-	-	-	-	-	2,390	2,390
Balance at September 30, 2021	13,866,913	$347	2,068,635	$52	$16,073	910,372	$(2,248)	$5,952	$35,885	$56,061

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2020	13,866,913	$347	2,068,635	$52	$15,623	855,432	$(1,879)	$(4)	$2,625	$16,764
Purchases of shares of Common Stock (class A)	-	-	-	-	-	1,000	(2)	-	-	(2)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(267)	1	-	-	1
Dividends declared	-	-	-	-	-	-	-	-	(113)	(113)
Stock bonuses	-	-	-	-	1	(900)	1	-	-	2
Other comprehensive income, net of tax	-	-	-	-	-	-	-	4	-	4
Net income	-	-	-	-	-	-	-	-	1,944	1,944
Balance at September 30, 2020	13,866,913	$347	2,068,635	$52	$15,624	855,265	$(1,879)	$-	$4,456	$18,600

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$2,390	$1,944
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(129)	49
Net realized gains on securities	(2,411)	-
Unrealized (gains) losses on securities	2,796	(994)
Net income from equity method investment	(15)	(21)
Provision for deferred taxes	(905)	30
Stock bonuses	-	2
Stock-based compensation expense	388	-
Changes in operating assets and liabilities:
Accounts and other receivables	1,438	(282)
Prepaid expenses and other assets	(11)	70
Accounts payable and accrued expenses	(1,139)	108
Total adjustments	12	(1,038)
Net cash provided by operating activities	2,402	906
Cash Flows from Investing Activities:
Purchase of property and equipment	(33)	-
Purchase of other investments	-	(134)
Proceeds on sale of equity securities at fair value, non-current	2,494	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	750	-
Return of capital on other investments	-	4
Net cash provided by (used in) investing activities	3,211	(130)
Cash Flows from Financing Activities:
Issuance of common stock	14	1
Repurchases of common stock	(82)	(2)
Dividends paid	(226)	(113)
Net cash used in financing activities	(294)	(114)
Net increase in cash, cash equivalents, and restricted cash	5,319	662
Beginning cash, cash equivalents, and restricted cash	15,436	2,961
Ending cash, cash equivalents, and restricted cash	$20,755	$3,623

Supplemental Disclosures of Non-Cash Investing Activities
Dividends declared but not paid	$338	$113
Unsettled sales of non-current investments	$291	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,926	$2

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2021.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.3 million at September 30, 2021, and $7.3 million at June 30, 2021.

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

The Company currently holds a variable interest in a fund organized as a limited partnership, but this entity does not qualify as a VIE. Since it is not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have control of the entity and, therefore, does not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment has been accounted for under the equity method of accounting. See further information about this investment in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the three months ended September 30, 2021, are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2022 (“fiscal 2022”), particularly in light of COVID-19 and its effects on the U.S. and global economies.

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report; interim disclosures generally do not repeat those in the annual statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted. The standard became effective for the Company on July 1, 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 2. INVESTMENTS

As of September 30, 2021, the Company held investments carried at fair value of $30.8 million and a cost basis of $22.2 million. The fair value of these investments is approximately 49.7 percent of the Company’s total assets at September 30, 2021. In addition, the Company held other investments of approximately $3.5 million, held-to-maturity debt investments of $1.0 million and investments of $536,000 accounted for under the equity method of accounting.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of September 30, 2021, and June 30, 2021, with fair values shown according to the fair value hierarchy.

	September 30, 2021
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$378	$-	$7,339	$7,717
Mutual funds - Fixed income	6,291	-	-	6,291
Mutual funds - Global equity	916	-	-	916
Total investments in equity securities:	$7,585	$-	$7,339	$14,924
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	15,852	15,852
Total investments carried at fair value on a recurring basis:	$7,585	$-	$23,191	$30,776

	June 30, 2021
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$2,837	$135	$8,026	$10,998
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	938	-	-	938
Total investments in equity securities:	$10,097	$135	$8,026	$18,258
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	17,049	17,049
Total investments carried at fair value on a recurring basis:	$10,097	$135	$25,075	$35,307

A significant portion of the securities recorded at fair value in the above tables is in investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $23.2 million and classified as Level 3 at September 30, 2021, and valued at $25.1 million and classified as Level 3 at June 30, 2021.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the period ended September 30, 2021:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	September 30, 2021
(dollars in thousands)	Investments in equity securities	Investments in debt securities
Beginning Balance	$8,026	$17,049
Principal repayments	-	(750)
Amortization of Premium	-	(91)
Accretion of Discount	-	268
Total gains or losses (realized/unrealized) included in:
Earnings (investment income)	(687)	164
Other Comprehensive Income	-	(788)
Ending Balance	$7,339	$15,852

During the third quarter of fiscal year 2021, the Company purchased convertible securities of HIVE, a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. The principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and the remaining principal amount was $12.8 million as of September 30, 2021, and $14.3 million as of June 30, 2021. Each whole warrant, expiring in January 2024, entitles the Company to acquire one common share at a price of $3.00 (Canadian). Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the balance sheet, unrealized gain recognized in investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of September 30, 2021, or June 30, 2021. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at September 30, 2021. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the three months ended September 30, 2021, $602,000 was realized in investment income (loss), and $5.1 million remains in accumulated other comprehensive income at September 30, 2021. The fair value of the warrants and debentures was $7.3 million and $15.9 million, respectively, at September 30, 2021, and $8.0 million and $17.0 million, respectively, at June 30, 2021.

The Company currently considers the related fair value measurements to contain Level 3 inputs. The following is quantitative information as of September 30, 2021, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	September 30, 2021
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$7,339	Option pricing model
			Volatility	92.7%
Investments in debt securities:
Available-for-sale - Convertible debentures	$15,852	Binomial lattice model
			Volatility	64.1%
			Credit Adjusted Discount Rate	1.9%

The Company has an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $65,000 at September 30, 2021, and classified as Level 1 in the fair value hierarchy. During the three months ended September 30, 2021, the Company sold approximately 779,000 shares and realized gains on the sales in the amount of $1.8 million. This investment was valued at approximately $2.7 million at June 30, 2021, and classified as Level 1 in the fair value hierarchy. The Company’s ownership of Thunderbird was less than 1.0 percent as of September 30, 2021. Frank Holmes served on the board of this company as a director from June 2014 to March 2021.

Equity Investments at Fair Value

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings.

The following details the components of the Company’s equity investments carried at fair value as of September 30, 2021, and June 30, 2021.

	September 30, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,099	$1,618	$7,717
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	(22)	6,291
Mutual funds - Global equity	929	(13)	916
Total equity securities at fair value	$13,386	$1,538	$14,924

	June 30, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$7,076	$3,922	$10,998
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	929	9	938
Total equity securities at fair value	$14,363	$3,895	$18,258

Included in the above table was $7.2 million and $7.3 million as of September 30, 2021, and June 30, 2021, respectively, at fair value invested in USGIF.

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

Investment gains and losses on available-for-sale debt securities are recorded when the securities are sold, as determined on a specific identification basis, and recognized in current period earnings. Changes in unrealized gains on available-for-sale debt securities are reported net of tax in accumulated other comprehensive income (loss).

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

The following details the components of the Company’s available-for-sale debt investments as of September 30, 2021, and June 30, 2021.

	September 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Earnings	Fair Value
Available-for-sale - Convertible debentures [1]	$8,770	$7,520	$(438)	$15,852

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Earnings	Fair Value
Available-for-sale - Convertible debentures [1]	$8,741	$8,308	$-	$17,049

1.

Changes in unrealized gains and losses are included in the statement of comprehensive income (loss), except for embedded derivatives. Changes in unrealized and realized gains and losses for embedded derivatives are included in earnings in the statement of operations.

The following details the components of the Company’s held-to-maturity debt investments as of September 30, 2021, and June 30, 2021.

	September 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures [1]	$1,000	$2	$-	$1,002

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures [1]	$1,000	$3	$-	$1,003

1.	Held-to-maturity debt investments are carried at amortized cost.

Investments in debt securities classified as held-to-maturity are carried at amortized cost. The following summarizes the net carrying amount and estimated fair value of debt securities at September 30, 2021, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	September 30, 2021
	Available-for-sale debt securities	Held-to-maturity debt securities
(dollars in thousands)	Convertible debentures [1]	Due after five years through ten years
Net Carrying Amount	$8,770	$1,000
Fair Value	$15,852	$1,002

1.    Principal payments are due quarterly with a final maturity date in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables reflected above. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at September 30, 2021, and June 30, 2021.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheet, categorized by risk exposure, at September 30, 2021, and June 30, 2021.

	September 30, 2021	June 30, 2021
	Other Assets	Other Assets
(dollars in thousands)	Investments in available-for-sale debt securities	Investments in available-for-sale debt securities
Embedded Derivatives:
Equity price risk exposure	$2,104	$2,542

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three months ended September 30, 2021, and 2020.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Investment income (loss)	Investment income (loss)
Embedded Derivatives:
Equity price risk exposure	$(438)	$-

Other Investments

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

The carrying value of equity securities without readily determinable fair values was approximately $3.5 million as of September 30, 2021, and June 30, 2021. The Company has elected to value these investments using the measurement alternative.

The carrying value of equity securities without readily determinable fair values has been adjusted as follows:

	Three Months Ended
	September 30,
(dollars in thousands)	2021	2020
Carrying amount, beginning of period	$3,453	$1,283
Adjustments:
Purchases	-	134
Other downward adjustments	-	(117)
Carrying amount, end of period	$3,453	$1,300

Cumulative impairment adjustments to all equity securities without readily determinable fair values total $542,000 since their respective acquisitions through September 30, 2021. The cumulative amount of other downward adjustments, which include return of capital distributions and observable price changes, is $935,000, which includes $117,000 for the three months ended September 30, 2020. The cumulative amount of upward adjustments, which primarily consist of observable price changes, is $2.3 million. Securities with carrying amounts of $2.1 million and $470,000 were classified as Level 2 and Level 3, according to the fair value hierarchy, respectively, resulting from remeasurements that occurred during the fiscal year ended June 30, 2021. No securities were remeasured during the three months ended September 30, 2021.

Investments Classified as Equity Method

The Company has an equity method investment in Galileo New Economy Fund LP. The Company owns approximately 22 percent of the LP as of September 30, 2021, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three months ended September 30, 2021, and 2020, is $15,000 and $21,000, respectively, of equity method income for this investment. The Company’s investment in the LP had a carrying value of approximately $536,000 and $532,000 at September 30, 2021, and June 30, 2021, respectively. Frank Holmes also directly held an investment in the LP as of September 30, 2021. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

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

●         impairments and observable price changes on equity investments without readily determinable fair values; and

●         dividend and interest income.

The following summarizes investment income (loss) reflected in earnings for the periods presented:

	Three Months Ended
(dollars in thousands)	September 30,
Investment Income (Loss)	2021	2020
Unrealized gains (losses) on fair valued securities	$(2,358)	$1,107
Unrealized losses on embedded derivatives	(438)	-
Unrealized losses on equity securities without readily determinable fair values	-	(113)
Realized gains on principal payment proceeds	602	-
Realized gains on sales of fair valued securities	1,809	-
Realized foreign currency gains (losses)	(146)	1
Dividend and interest income	497	3
Total Investment Income (Loss)	$(34)	$998

For the three months ended September 30, 2021, realized gains on principal payment proceeds in the amount of $602,000 was released from other comprehensive income (loss). The three months ended September 30, 2021, and 2020, included approximately $2.4 million and $544,000, respectively, of net unrealized gains recognized on equity securities still held at September 30, 2021.

Investment income (loss) can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
USGIF advisory fees	$966	$896
USGIF performance fees earned	188	9
ETF advisory fees	5,316	2,290
Total Advisory Fees	6,470	3,195
USGIF administrative services fees	51	50
Total Operating Revenue	$6,521	$3,245

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2022. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $158,000 and $216,000 for the three months ended September 30, 2021, and 2020, respectively. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

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

As of September 30, 2021, the Company had $2.1 million in receivables from fund clients, of which $371,000 was from USGIF and $1.8 million from the ETFs. As of June 30, 2021, the Company had $2.4 million in receivables from fund clients, of which $432,000 was from USGIF and $2.0 million from ETFs.

NOTE 4. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	September 30, 2021	June 30, 2021
Cash and cash equivalents	$19,755	$14,436
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$20,755	$15,436

NOTE 5. LEASES

The Company has lease agreements on a continuing operations basis for office equipment that expire in fiscal year 2022. Lease expense totaled $39,000 for the three months ended September 30, 2021, and 2020.

The components of lease expense included in general and administrative expense on the Consolidated Statements of Operations and qualitative information concerning the Company’s operating leases were as follows:

	Three Months Ending
	September 30,
(dollars in thousands)	2021	2020
Operating lease cost	$13	$13
Short-term lease cost	26	26
Total lease cost	$39	$39

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$13	$13

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$-	$-

Weighted-average remaining lease term (in years)	0.58	1.58
Weighted-average discount rate	4.11%	4.11%

Maturities of lease liabilities from continuing operations as of September 30, 2021, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2022 (excluding the three months ended September 30, 2021)	$31
Total lease payments	31
Less imputed interest	(1)
Total	$30

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2023. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations for the three months ending September 30, 2021, and 2020, was $26,000 and $23,000, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $4,000 and $4,000 at September 30, 2021, and June 30, 2021, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of September 30, 2021, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2022 (excluding the three months ended September 30, 2021)	$57
2023	34
Total lease payments	$91

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2022, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at September 30, 2021, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2021, the credit facility remains unutilized by the Company.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The Company was granted forgiveness of the entire PPP loan and any accrued interest during the year ended June 30, 2021; thus, there was no balance remaining on the loan as of September 30, 2021, or June 30, 2021.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s board of directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0025 per month for July 2020 through January 2021 and $0.0050 per month for February 2021 through September 2021.

In September 2021, the Board authorized an increase in the monthly dividend to $0.0075 per share from October through December 2021, and in December 2021, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2022, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2022. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2021, and 2020, the Company repurchased 13,647 and 1,000 class A shares using cash of $82,000 and $2,000, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At September 30, 2021, there were 231,000 options outstanding and nonvested under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan, at a weighted average exercise price of $2.74. At September 30, 2020, there were 2,000 options outstanding and exercisable under the 1997 Plan, at a weighted average exercise price of $2.74. There were no options granted, forfeited, or exercised for the three months ended September 30, 2021, or 2020.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. For the three months ended September 30, 2021, $388,000 was recognized as compensation expense. There was no stock-based compensation expense for the three months ended September 30, 2020. As of September 30, 2021, $345,000 of total unrecognized compensation costs related to nonvested stock options were expected to be recognized over a weighted average period of 0.2 years. As of September 30, 2020, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020
Net Income	$2,390	$1,944

Weighted average number of outstanding shares
Basic	15,030,115	15,080,549
Effect of dilutive securities
Employee stock options	1,084	194
Diluted	15,031,199	15,080,743

Earnings Per Share
Basic Net Income per Share	$0.16	$0.13
Diluted Net Income per Share	$0.16	$0.13

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three months ended September 30, 2021, employee stock options for 231,000 were excluded from diluted EPS. For the three months ended September 30, 2020, no employee stock options were excluded from diluted EPS.

During the three months ended September 30, 2021, and 2020, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

For U.S. federal income tax purposes at September 30, 2021, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers. For Canadian income tax purposes, USCAN has no net operating loss carryovers and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. There was no valuation allowance included at September 30, 2021, or June 30, 2021.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment [1]	Total
Three Months Ended September 30, 2021
Balance at June 30, 2021	$6,564	$23	$6,587
Other comprehensive loss before reclassifications	(186)	(12)	(198)
Tax effect	39	-	39
Amount reclassified from AOCI	(602)	-	(602)
Tax effect	126	-	126
Net other comprehensive loss for quarter	(623)	(12)	(635)
Balance at September 30, 2021	$5,941	$11	$5,952

Three Months Ended September 30, 2020
Balance at June 30, 2020	$-	$(4)	$(4)
Other comprehensive income before reclassifications	-	4	4
Net other comprehensive income for quarter	-	4	4
Balance at September 30, 2020	$-	$-	$-

1.         Amounts include no tax expense or benefit.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Three months ended September 30, 2021
Net operating revenues	$6,521	$-	$6,521
Investment loss	$-	$(34)	$(34)
Income from equity method investments	$-	$15	$15
Other income	$56	$-	$56
Income (loss) before income taxes	$3,113	$(209)	$2,904
Depreciation and amortization	$48	$-	$48
Gross identifiable assets at September 30, 2021	$21,204	$40,713	$61,917
Deferred tax asset			$-
Consolidated total assets at September 30, 2021			$61,917
Three months ended September 30, 2020
Net operating revenues	$3,245	$-	$3,245
Investment income	$-	$998	$998
Income from equity method investments	$-	$21	$21
Other income	$18	$-	$18
Income before income taxes	$1,002	$972	$1,974
Depreciation and amortization	$49	$-	$49

Net operating revenues from investment management services includes operating revenues from USGIF of $1.2 million and $955,000 for the three months ended September 30, 2021, and 2020, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $5.3 million and $2.3 million, respectively, for the three months ended September 30, 2021, and 2020, respectively.

NOTE 12. CONTINGENCIES AND COMMITMENTS

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

The Board has authorized a monthly dividend of $0.0075 per share through March 2022, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2021 is approximately $338,000.

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

NOTE 13. SUBSEQUENT EVENT

In December 2021, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2022, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. In addition, the Board approved the stock repurchase plan through December 31, 2022, but may be suspended or discontinued at any time.

NOTE 14. IMMATERIAL REVISIONS TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020, the Company recorded changes in the fair value of investment securities within “Changes in operating assets and liabilities” on the unaudited consolidated statement of cash flows instead of within “Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities.” The line-item “Investment securities” has been removed for the three months ended September 30, 2020, and $(994,000) was reclassified from “Investment securities” to “Unrealized (gains) losses on securities.” The revision had no impact on net income or earnings per share and was deemed immaterial.

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

The following is a brief discussion of the Company’s business segments.

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

The Company provides advisory services for two U.S.-based exchange-traded fund (“ETF”) clients and receives monthly advisory fees based on the net asset values of the funds. Information on the U.S.-based ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The Company also serves as investment advisor to one European-based ETF and receives a monthly advisory fee based on the net asset value of the fund. The European-based ETF is not available to U.S. investors. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee.

At September 30, 2021, total assets under management, including USGIF and ETF clients, were approximately $4.3 billion versus $2.2 billion at September 30, 2020, an increase of $2.1 billion, or 89.6 percent. During the three months ended September 30, 2021, average assets under management, including USGIF and ETF clients, were $4.0 billion versus $2.0 billion during the three months ended September 30, 2020. At June 30, 2021, the Company’s prior fiscal year end, total assets under management, including USGIF and ETF clients, were approximately $4.2 billion, and has increased $25.5 million, or 0.6 percent, during the three months ended September 30, 2021.

The increase in assets under management as of September 30, 2021, compared to September 30, 2020, is primarily due to inflows into ETF clients, primarily the U.S. Global Jets ETF (“Jets ETF”). The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2021, and 2020:

	Changes in Assets Under Management
	Three Months Ended September 30, 2021
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$433,380	$75,842	$509,222
Market depreciation	(54,585)	(102)	(54,687)
Dividends and distributions	-	(75)	(75)
Net shareholder redemptions	(8,769)	(625)	(9,394)
Ending Balance	$370,026	$75,040	$445,066
Average investment management fee	0.96%	0.00%	0.81%
Average net assets	$399,442	$74,936	$474,378

	Changes in Assets Under Management
	Three Months Ended September 30, 2020
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$343,214	$82,683	$425,897
Market appreciation	53,668	96	53,764
Dividends and distributions	-	(104)	(104)
Net shareholder purchases (redemptions)	(7,397)	6,698	(699)
Ending Balance	$389,485	$89,373	$478,858
Average investment management fee	0.90%	0.00%	0.74%
Average net assets	$396,005	$85,833	$481,838

As shown above, USGIF period-end assets under management were lower at September 30, 2021, compared to September 30, 2020. Average net assets in the current fiscal year were lower than the same period in the previous fiscal year for fixed income funds and in total, while average net assets for equity funds were slightly higher than the same period in the prior fiscal year. Both the fixed income and equity funds had net market depreciation for the three months ended September 30, 2021, and net market appreciation for the three months ended September 30, 2020, primarily in the gold and natural resources funds. There were net shareholder redemptions for both the fixed income and equity funds for the three months ended September 30, 2021. There were net shareholder redemptions for the equity funds and net shareholder purchases for the fixed income funds for the three months ended September 30, 2020.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 81 basis points for the three months ended September 30, 2021, and 74 basis points for the same period in the prior year. The average investment management fee for the equity funds was 96 basis points for the three months ended September 30, 2021, and 90 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. The decline in the average investment management fee rate for the equity funds was due to fee waivers. Also due to fee waivers, the average investment management fee for the fixed income funds was nil for both periods.

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

As of September 30, 2021, the Company held investments carried at fair value of $30.8 million and a cost basis of $22.2 million. The fair value of these investments is approximately 49.7 percent of the Company’s total assets at September 30, 2021. In addition, the Company held other investments of approximately $3.5 million, held-to-maturity debt investments of $1.0 million and investments of $536,000 accounted for under the equity method of accounting.

Investments recorded at fair value were approximately $30.8 million at September 30, 2021, compared to approximately $35.3 million at June 30, 2021, the Company’s prior fiscal year end, which is a decrease of approximately $4.5 million. See Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2021, and 2020

The Company posted net income of $2.4 million ($0.16 per share) for the three months ended September 30, 2021, compared with net income of $1.9 million ($0.13 per share) for the three months ended September 30, 2020, an increase in net income of approximately $446,000. The change is primarily due to an increase in operating income in the current quarter compared to the same quarter last year, somewhat offset by unrealized investment losses, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2021, increased $3.3 million, or 101.0 percent, compared with the three months ended September 30, 2020. This increase was primarily attributable to the following:

•          Advisory fees increased by $3.3 million, or 102.5 percent, primarily as a result of higher average assets under management in the ETFs and an increase in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•         Base management fees increased $3.1 million. The majority of this increase was from ETF unitary management fees, which increased $3.0 million as the result of an increase in ETF average assets under management, primarily for the Jets ETF.

•        Performance fees for USGIF received in the current period were $188,000 compared to $9,000 in the corresponding period in the prior year, an increase of $179,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2021, increased $1.3 million, or 58.3 percent, compared with the three months ended September 30, 2020. The increase in operating expenses was primarily attributable to an increase in employee compensation of $962,000, or 100.0 percent, primarily as a result of increased bonuses related to realized investment gains and positive company and fund performance, and an increase in general and administrative expenses of $352,000, or 28.3 percent, primarily due to higher ETF expenses related to the increase in ETF assets and higher directors’ fees and expenses related to bonuses.

Other Income (Loss)

Total consolidated other income (loss) for the three months ended September 30, 2021, was $37,000, compared to $1.0 million for the three months ended September 30, 2020, a negative change of approximately $1.0 million, or 96.4 percent. This change was primarily due to the following factors:

•         Investment loss was $34,000 for the three months ended September 30, 2021, compared to investment income of $998,000 for the three months ended September 30, 2020, a negative change of approximately $1.0 million. There were unrealized losses of $2.8 million and realized gains of $1.8 million in the current period. The same quarter in the prior year had unrealized gains of $994,000 and no realized gains on sales. The majority of the change in unrealized gain (loss) was for an investment in an unrealized gain position being sold, and in cryptocurrency mining equity securities held in corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of investments in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•         There was $56,000 in other income for the three months ended September 30, 2021, compared to $18,000 in other income for the three months ended September 30, 2020, an increase of $38,000. The increase was primarily due to consulting fees earned in the amount of $30,000 from HIVE Blockchain Technologies Ltd. (“HIVE”). There were no consulting fees earned from HIVE for the three months ended September 30, 2020. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at September 30, 2021. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE.

Provision for Income Taxes

A tax expense of $514,000 was recorded for the three months ended September 30, 2021, compared to tax expense of $30,000 for the three months ended September 30, 2020. The tax expense in the current quarter was primarily the result of an increase in operating income. The tax expense in the same quarter in the prior year was primarily the result of an increase in valuation of certain investments held, which increased the related deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, the Company had net working capital (current assets minus current liabilities) of approximately $26.7 million, an increase of $5.1 million, or 23.5 percent, since June 30, 2021, and a current ratio (current assets divided by current liabilities) of 7.5 to 1. With approximately $19.8 million in cash and cash equivalents, an increase of $5.3 million, or 36.8 percent since June 30, 2021, and $7.6 million in securities carried at fair value, excluding convertible securities and warrants, which together comprise approximately 44.2 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to proceeds on sales of investments of $2.5 million, proceeds from principal paydowns of $750,000, and net cash provided by operating activities of $2.4 million. Consolidated shareholders’ equity at September 30, 2021, was $56.1 million, an increase of $1.7 million, or 3.2 percent since June 30, 2021. The increase was primarily due to net income of $2.4 million for the three months ended September 30, 2021.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2022, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2021, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2022, but may be suspended or discontinued at any time. Cash and securities recorded at fair value, excluding convertible securities, of approximately $27.3 million are available to fund current activities.

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

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2021.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three months ended September 30, 2021, and 2020, the Company realized an increase in its USGIF base advisory fee of $188,000 and $9,000, respectively, due to these performance adjustments.

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

The table below summarizes the Company’s equity price risks in securities recorded at fair value as of September 30, 2021, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at September 30, 2021	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Estimated Increase (Decrease) in Net Income (Loss) [1]
Equity securities at fair value	$14,924	25% increase	$18,655	$2,947
		25% decrease	$11,193	$(2,947)
Embedded derivatives at fair value [2]	$2,104	25% increase	$2,630	$416
		25% decrease	$1,578	$(416)

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

A significant portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $7.3 million at September 30, 2021. Also, the embedded derivatives shown in the above table, which were valued at $2.1 million at September 30, 2021, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

The Company also has an equity method investment in Galileo New Economy Fund LP in the amount of $536,000 at September 30, 2021, which has investments in the technology and cryptocurrency mining industries. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility in the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2021, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). We believe that the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of March 31, 2021, that represented a material weakness in our internal control over financial reporting. The deficiency is the result of inadequate design and implementation of internal controls to identify complex investments requiring specialized valuation expertise. Specifically, the Company’s controls over valuation procedures did not address valuation methodologies for hybrid financial instruments that led to the restatement of previously issued financial statements. Management is in the process of designing and implementing remediation efforts intended to address the material weakness discussed above. These remediation efforts will be focused on amending the Company’s valuation procedures to include the use of a binomial lattice model and/or independent pricing service to value these types of complex investments. The valuation procedures are to be reviewed and approved by the Company’s Board of Directors. Management, under the supervision of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities. The Company held one hybrid financial instrument as of the date, and for the period, presented, that has been measured by an independent pricing service using a binomial lattice model.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of September 30, 2021, that represented a material weakness in our internal control over financial reporting. The deficiency is the result of an existing control failing to operate effectively. Specifically, the Company’s control involving the review of tax-related journal entries were not adequately performed. Management is in the process of designing and implementing remediation efforts intended to address the material weakness. The remediation efforts will be focused on improving tax services for the Company. Management, under the supervision of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, as the material weaknesses described above had not yet been remediated by management.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2021. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07-01-21 to 07-31-21	5,217	$30	$5.77	5,217	$2,468
08-01-21 to 08-31-21	4,330	27	$6.13	4,330	$2,442
09-01-21 to 09-30-21	4,100	25	$6.11	4,100	$2,417
Total	13,647	$82	$5.99	13,647

1.

The Board of Directors of the company approved on December 7, 2012, and renewed annually, a repurchase of up to $2.75 million in each of calendar years 2013 through 2022 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3.

The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2022. The total amount of shares that may be repurchased in 2022 under the renewed program is $2.75 million.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	January 11, 2022	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	January 11, 2022	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer