Form 10-Q/A
period 2021-09-30
U S GLOBAL INVESTORS INC
filed 2022-01-27
CIK 754811

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

EXPLANATORY NOTE

This amendment to Form 10-Q (the “Amendment”) amends, but does not restate, the Quarterly Report on Form 10-Q of U.S. Global Investors, Inc. (the “Company”) for the quarter ended September 30, 2021 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2022.  On the Original Filing, the Advisory fees amount of $6,470,000 did not appear on the face of the Consolidated Statements of Operations for the three months ended September 30, 2021. The subtotals correctly included the advisory fees amount and the amount was properly disclosed in the Notes to Consolidated Financial Statements. The amendment includes the Advisory fees amount that was inadvertently excluded from the Consolidated Statements of Operations in the original filing. Total operating revenues, net income, and basic and diluted net income per share are not impacted by the Amendment.

Except as required to reflect the effects of the amendments described above, this Amendment does not affect any other items or sections in the Original Filing, and the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Original Filing on January 11, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2021	June 30, 2021
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$19,755	$14,436
Restricted cash	1,000	1,000
Investments in securities at fair value	6,291	6,322
Accounts and other receivables	2,591	2,534
Tax receivable	943	2,147
Prepaid expenses	267	350
Total Current Assets	30,847	26,789

Net Property and Equipment	1,360	1,376

Other Assets
Investments in equity securities at fair value, non-current	8,633	11,936
Investments in available-for-sale debt securities at fair value	15,852	17,049
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	3,453	3,453
Equity method investments	536	532
Right of use assets	30	43
Other assets, non-current	206	99
Total Other Assets	29,710	34,112
Total Assets	$61,917	$62,277
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$-	$102
Accrued compensation and related costs	2,141	1,561
Dividends payable	338	226
Lease liability, short-term	30	43
Other accrued expenses	1,456	1,345
Taxes payable	162	1,877
Total Current Liabilities	4,127	5,154

Long-Term Liabilities
Deferred tax liability	1,729	2,799
Total Long-Term Liabilities	1,729	2,799
Total Liabilities	5,856	7,953

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized and 13,866,913 shares issued at September 30, 2021, and June 30, 2021; 12,956,541 and 12,967,960 shares outstanding at September 30, 2021 and June 30, 2021, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,635 shares issued and outstanding at September 30, 2021, and June 30, 2021	52	52
Additional paid-in-capital	16,073	15,677
Treasury stock, class A shares at cost; 910,372 shares and 898,953 shares at September 30, 2021, and June 30, 2021, respectively	(2,248)	(2,172)
Accumulated comprehensive income, net of tax	5,952	6,587
Retained earnings	35,885	33,833
Total Shareholders’ Equity	56,061	54,324
Total Liabilities and Shareholders’ Equity	$61,917	$62,277

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020
	As Amended
Operating Revenues
Advisory fees	$6,470	$3,195
Administrative services fees	51	50
	6,521	3,245
Operating Expenses
Employee compensation and benefits	1,924	962
General and administrative	1,598	1,246
Advertising	84	51
Depreciation and amortization	48	49
	3,654	2,308
Operating Income	2,867	937
Other Income (Loss)
Investment income (loss)	(34)	998
Income from equity method investments	15	21
Other income	56	18
	37	1,037
Income Before Income Taxes	2,904	1,974
Provision for Income Taxes
Tax expense	514	30
Net Income	$2,390	$1,944

Basic Net Income per Share	$0.16	$0.13
Diluted Net Income per Share	$0.16	$0.13

Basic weighted average number of common shares outstanding	15,030,115	15,080,549
Diluted weighted average number of common shares outstanding	15,031,199	15,080,743

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Net Income	$2,390	$1,944
Other Comprehensive Income (Loss), Net of Tax:
Unrealized losses on available-for-sale securities arising during period	(147)	-
Less: reclassification adjustment for gains included in net income	(476)	-
Net change from available-for-sale securities, net of tax	(623)	-
Foreign currency translation adjustment	(12)	4
Other Comprehensive Income (Loss)	(635)	4
Comprehensive Income	$1,755	$1,948

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	13,647	(82)	-	-	(82)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,228)	6	-	-	14
Share-based compensation, net of tax	-	-	-	-	388	-	-	-	-	388
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(635)	-	(635)
Net income	-	-	-	-	-	-	-	-	2,390	2,390
Balance at September 30, 2021	13,866,913	$347	2,068,635	$52	$16,073	910,372	$(2,248)	$5,952	$35,885	$56,061

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2020	13,866,913	$347	2,068,635	$52	$15,623	855,432	$(1,879)	$(4)	$2,625	$16,764
Purchases of shares of Common Stock (class A)	-	-	-	-	-	1,000	(2)	-	-	(2)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(267)	1	-	-	1
Dividends declared	-	-	-	-	-	-	-	-	(113)	(113)
Stock bonuses	-	-	-	-	1	(900)	1	-	-	2
Other comprehensive income, net of tax	-	-	-	-	-	-	-	4	-	4
Net income	-	-	-	-	-	-	-	-	1,944	1,944
Balance at September 30, 2020	13,866,913	$347	2,068,635	$52	$15,624	855,265	$(1,879)	$-	$4,456	$18,600

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$2,390	$1,944
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(129)	49
Net realized gains on securities	(2,411)	-
Unrealized (gains) losses on securities	2,796	(994)
Net income from equity method investment	(15)	(21)
Provision for deferred taxes	(905)	30
Stock bonuses	-	2
Stock-based compensation expense	388	-
Changes in operating assets and liabilities:
Accounts and other receivables	1,438	(282)
Prepaid expenses and other assets	(11)	70
Accounts payable and accrued expenses	(1,139)	108
Total adjustments	12	(1,038)
Net cash provided by operating activities	2,402	906
Cash Flows from Investing Activities:
Purchase of property and equipment	(33)	-
Purchase of other investments	-	(134)
Proceeds on sale of equity securities at fair value, non-current	2,494	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	750	-
Return of capital on other investments	-	4
Net cash provided by (used in) investing activities	3,211	(130)
Cash Flows from Financing Activities:
Issuance of common stock	14	1
Repurchases of common stock	(82)	(2)
Dividends paid	(226)	(113)
Net cash used in financing activities	(294)	(114)
Net increase in cash, cash equivalents, and restricted cash	5,319	662
Beginning cash, cash equivalents, and restricted cash	15,436	2,961
Ending cash, cash equivalents, and restricted cash	$20,755	$3,623

Supplemental Disclosures of Non-Cash Investing Activities
Dividends declared but not paid	$338	$113
Unsettled sales of non-current investments	$291	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,926	$2

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

For the three months ended September 30, 2021, realized gains on principal payment proceeds in the amount of $602,000 was released from other comprehensive income (loss). The three months ended September 30, 2021, and 2020, included approximately ($2.4 million) and $544,000, respectively, of net unrealized gains (losses) recognized on equity securities still held at September 30, 2021.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	January 27, 2022	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	January 27, 2022	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer