Form 10-Q
period 2021-12-31
U S GLOBAL INVESTORS INC
filed 2022-02-17
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2021

OR

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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

On February 4, 2022, there were 13,866,913 shares of Registrant’s class A nonvoting common stock issued and 12,946,651 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,635 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2021	June 30, 2021
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$23,179	$14,436
Restricted cash	1,000	1,000
Investments in securities at fair value	6,291	6,322
Accounts and other receivables	2,249	2,534
Tax receivable	111	2,147
Prepaid expenses	462	350
Total Current Assets	33,292	26,789

Net Property and Equipment	1,477	1,376

Other Assets
Investments in equity securities at fair value, non-current	9,190	11,936
Investments in available-for-sale debt securities at fair value	14,971	17,049
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	3,551	3,453
Equity method investments	489	532
Right of use assets	17	43
Other assets, non-current	204	99
Total Other Assets	29,422	34,112
Total Assets	$64,191	$62,277
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4	$102
Accrued compensation and related costs	1,575	1,561
Dividends payable	338	226
Lease liability, short-term	17	43
Other accrued expenses	1,389	1,345
Taxes payable	107	1,877
Total Current Liabilities	3,430	5,154

Long-Term Liabilities
Deferred tax liability	1,732	2,799
Total Long-Term Liabilities	1,732	2,799
Total Liabilities	5,162	7,953

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized and 13,866,913 shares issued at December 31, 2021, and June 30, 2021; 12,948,626 and 12,967,960 shares outstanding at December 31, 2021 and June 30, 2021, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,635 shares issued and outstanding at December 31, 2021, and June 30, 2021	52	52
Additional paid-in-capital	16,425	15,677
Treasury stock, class A shares at cost; 918,287 shares and 898,953 shares at December 31, 2021, and June 30, 2021, respectively	(2,297)	(2,172)
Accumulated comprehensive income, net of tax	5,365	6,587
Retained earnings	39,137	33,833
Total Shareholders’ Equity	59,029	54,324
Total Liabilities and Shareholders’ Equity	$64,191	$62,277

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Operating Revenues
Advisory fees	$12,995	$7,864	$6,525	$4,669
Administrative services fees	100	102	49	52
	13,095	7,966	6,574	4,721
Operating Expenses
Employee compensation and benefits	3,654	4,200	1,730	3,238
General and administrative	3,364	2,538	1,766	1,292
Advertising	167	118	83	67
Depreciation and amortization	104	98	56	49
	7,289	6,954	3,635	4,646
Operating Income	5,806	1,012	2,939	75
Other Income (Loss)
Investment income	1,545	21,700	1,579	20,702
Income (loss) from equity method investments	(33)	484	(48)	463
Gain on forgiveness of PPP loan	-	444	-	444
Other income	115	59	59	41
	1,627	22,687	1,590	21,650
Income Before Income Taxes	7,433	23,699	4,529	21,725
Provision for Income Taxes
Tax expense	1,453	5,094	939	5,064
Net Income	$5,980	$18,605	$3,590	$16,661

Basic Net Income per Share	$0.40	$1.23	$0.24	$1.10
Diluted Net Income per Share	$0.40	$1.23	$0.24	$1.10

Basic weighted average number of common shares outstanding	15,025,953	15,081,544	15,021,792	15,082,539
Diluted weighted average number of common shares outstanding	15,027,007	15,081,849	15,022,814	15,082,943

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$5,980	$18,605	$3,590	$16,661
Other Comprehensive Income (Loss), Net of Tax:
Unrealized losses on available-for-sale securities arising during period	(287)	-	(140)	-
Less: reclassification adjustment for gains included in net income	(925)	-	(449)	-
Net change from available-for-sale securities, net of tax	(1,212)	-	(589)	-
Foreign currency translation adjustment	(10)	12	2	8
Other Comprehensive Income (Loss)	(1,222)	12	(587)	8
Comprehensive Income	$4,758	$18,617	$3,003	$16,669

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	13,647	(82)	-	-	(82)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,228)	6	-	-	14
Share-based compensation, net of tax	-	-	-	-	388	-	-	-	-	388
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(635)	-	(635)
Net income	-	-	-	-	-	-	-	-	2,390	2,390
Balance at September 30, 2021	13,866,913	347	2,068,635	52	16,073	910,372	(2,248)	5,952	35,885	56,061
Purchases of shares of Common Stock (class A)	-	-	-	-	-	10,457	(54)	-	-	(54)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	7	(2,542)	5	-	-	12
Share-based compensation, net of tax	-	-	-	-	345	-	-	-	-	345
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(587)	-	(587)
Net income	-	-	-	-	-	-	-	-	3,590	3,590
Balance at December 31, 2021	13,866,913	$347	2,068,635	$52	$16,425	918,287	$(2,297)	$5,365	$39,137	$59,029

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2020	13,866,913	$347	2,068,635	$52	$15,623	855,432	$(1,879)	$(4)	$2,625	$16,764
Purchases of shares of Common Stock (class A)	-	-	-	-	-	1,000	(2)	-	-	(2)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(267)	1	-	-	1
Dividends declared	-	-	-	-	-	-	-	-	(113)	(113)
Stock bonuses	-	-	-	-	1	(900)	1	-	-	2
Other comprehensive income, net of tax	-	-	-	-	-	-	-	4	-	4
Net income	-	-	-	-	-	-	-	-	1,944	1,944
Balance at September 30, 2020	13,866,913	347	2,068,635	52	15,624	855,265	(1,879)	-	4,456	18,600
Purchases of shares of Common Stock (class A)	-	-	-	-	-	15,096	(60)	-	-	(60)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(308)	-	-	-	1
Dividends declared	-	-	-	-	-	-	-	-	(114)	(114)
Stock bonuses	-	-	-	-	2	(6,400)	14	-	-	16
Other comprehensive income, net of tax	-	-	-	-	-	-	-	8	-	8
Net income	-	-	-	-	-	-	-	-	16,661	16,661
Balance at December 31, 2020	13,866,913	$347	2,068,635	$52	$15,627	863,653	$(1,925)	$8	$21,003	$35,112

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$5,980	$18,605
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(241)	98
Net recognized loss on disposal of fixed assets	-	7
Net realized gains on securities	(3,023)	(15,043)
Unrealized (gains) losses on securities	2,462	(6,460)
Net (income) loss from equity method investment	33	(484)
Provision for deferred taxes	(745)	988
Stock bonuses	-	18
Stock-based compensation expense	733	-
PPP loan forgiveness	-	(444)
Changes in operating assets and liabilities:
Accounts and other receivables	2,321	(1,099)
Prepaid expenses and other assets	(191)	(93)
Accounts payable and accrued expenses	(1,836)	4,503
Total adjustments	(487)	(18,009)
Net cash provided by operating activities	5,493	596
Cash Flows from Investing Activities:
Purchase of property and equipment	(206)	(23)
Purchase of equity securities at fair value, non-current	(123)	(135)
Purchase of other investments	(98)	(224)
Purchase of held-to-maturity debt securities	-	(1,000)
Proceeds on sale of equity securities at fair value, non-current	2,850	20,720
Proceeds from principal paydowns of available-for-sale debt securities at fair value	1,500	-
Return of capital on other investments	-	10
Net cash provided by investing activities	3,923	19,348
Cash Flows from Financing Activities:
Issuance of common stock	26	2
Repurchases of common stock	(136)	(62)
Dividends paid	(563)	(226)
Net cash used in financing activities	(673)	(286)
Net increase in cash, cash equivalents, and restricted cash	8,743	19,658
Beginning cash, cash equivalents, and restricted cash	15,436	2,961
Ending cash, cash equivalents, and restricted cash	$24,179	$22,619

Supplemental Disclosures of Non-Cash Investing Activities
Dividends declared but not paid	$338	$113

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,926	$2

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.2 million at December 31, 2021, and $7.3 million at June 30, 2021.

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the six months ended December 31, 2021, are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2022 (“fiscal 2022”), particularly in light of COVID-19 and its effects on the U.S. and global economies.

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

NOTE 2. INVESTMENTS

As of December 31, 2021, the Company held investments carried at fair value on a recurring basis of $30.5 million and a cost basis of $22.2 million. The fair value of these investments is approximately 47.4 percent of the Company’s total assets at December 31, 2021. In addition, the Company held other investments of approximately $3.6 million, held-to-maturity debt investments of $1.0 million and investments of $489,000 accounted for under the equity method of accounting.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of December 31, 2021, and June 30, 2021, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy. There were no fair values adjusted on a nonrecurring basis during the six months ended December 31, 2021.

	December 31, 2021
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$993	$-	$7,316	$8,309
Mutual funds - Fixed income	6,291	-	-	6,291
Mutual funds - Global equity	881	-	-	881
Total investments in equity securities:	$8,165	$-	$7,316	$15,481
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	14,971	14,971
Total investments carried at fair value on a recurring basis:	$8,165	$-	$22,287	$30,452

	June 30, 2021
		Significant	Significant
	Quoted Prices	Other Inputs	Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$2,837	$135	$8,026	$10,998
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	938	-	-	938
Total investments in equity securities:	$10,097	$135	$8,026	$18,258
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	17,049	17,049
Total investments carried at fair value on a recurring basis:	$10,097	$135	$25,075	$35,307
Investments carried at fair value on a nonrecurring basis:
Other investments[1]	$-	$-	$2,554	$2,554

1.	Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the fiscal year ended June 30, 2021. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

A significant portion of the securities recorded at fair value on a recurring basis in the above tables is in investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $22.3 million and classified as Level 3 at December 31, 2021, and valued at $25.1 million and classified as Level 3 at June 30, 2021.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the six months ended December 31, 2021.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Six Months Ended December 31, 2021
(dollars in thousands)	Investments in equity securities	Investments in debt securities
Beginning Balance	$8,026	$17,049
Principal repayments	-	(1,500)
Amortization of Premium	-	(177)
Accretion of Discount	-	521
Total gains (losses) included in:
Investment Income	(710)	612
Other Comprehensive Income (Loss)	-	(1,534)
Ending Balance	$7,316	$14,971

During the third quarter of fiscal year 2021, the Company purchased convertible securities of HIVE, a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. The principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and the remaining principal amount was $12.1 million as of December 31, 2021, and $14.3 million as of June 30, 2021. Each whole warrant, expiring in January 2024, entitles the Company to acquire one common share at a price of $3.00 (Canadian). Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the balance sheet, unrealized gain recognized in investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of December 31, 2021, or June 30, 2021. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at December 31, 2021. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the three and six months ended December 31, 2021, $569,000 and $1.2 million was realized in investment income (loss), and $4.5 million remains in accumulated other comprehensive income at December 31, 2021. The fair value of the warrants and debentures was $7.3 million and $15.0 million, respectively, at December 31, 2021, and $8.0 million and $17.0 million, respectively, at June 30, 2021.

The Company currently considers the related fair value measurements to contain Level 3 inputs. The following is quantitative information as of December 31, 2021, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	December 31, 2021
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$7,316	Option pricing model
			Volatility	97.2%
Investments in debt securities:
Available-for-sale - Convertible debentures	$14,971	Binomial lattice model
			Volatility	64.0%
			Credit Adjusted Discount Rate	2.2%

The Company had an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $2.7 million at June 30, 2021, and classified as Level 1 in the fair value hierarchy. During the three and six months ended December 31, 2021, the Company realized gains on sales of this investment in the amount of $43,000 and $1.9 million, respectively. The Company did not have ownership of Thunderbird as of December 31, 2021. Frank Holmes served on the board of this company as a director from June 2014 to March 2021.

Equity Investments at Fair Value

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings.

The following details the components of the Company’s equity investments carried at fair value as of December 31, 2021, and June 30, 2021.

	December 31, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,201	$2,108	$8,309
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	(22)	6,291
Mutual funds - Global equity	929	(48)	881
Total equity securities at fair value	$13,488	$1,993	$15,481

	June 30, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$7,076	$3,922	$10,998
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	929	9	938
Total equity securities at fair value	$14,363	$3,895	$18,258

Included in the above table was $7.2 million and $7.3 million as of December 31, 2021, and June 30, 2021, respectively, at fair value invested in USGIF.

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

The following details the components of the Company’s available-for-sale debt investments as of December 31, 2021, and June 30, 2021.

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Earnings	Fair Value
Available-for-sale - Convertible debentures[1]	$8,755	$6,775	$(559)	$14,971

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Earnings	Fair Value
Available-for-sale - Convertible debentures[1]	$8,741	$8,308	$-	$17,049

1.

Changes in unrealized gains and losses are included in the statement of comprehensive income (loss), except for embedded derivatives. Changes in unrealized and realized gains and losses for embedded derivatives are included in earnings in the statement of operations.

The following details the components of the Company’s held-to-maturity debt investments as of December 31, 2021, and June 30, 2021.

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures[1]	$1,000	$-	$(22)	$978

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures[1]	$1,000	$3	$-	$1,003

1.	Held-to-maturity debt investments are carried at amortized cost.

Investments in debt securities classified as held-to-maturity are carried at amortized cost. The following summarizes the net carrying amount and estimated fair value of debt securities at December 31, 2021, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	December 31, 2021
	Available-for-sale debt securities	Held-to-maturity debt securities
(dollars in thousands)	Convertible debentures (1)	Due after one year through five years
Net Carrying Amount	$8,755	$1,000
Fair Value	$14,971	$978

1.	Principal payments are due quarterly with a final maturity date in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the preceding tables. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at December 31, 2021, and June 30, 2021.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheet, categorized by risk exposure, at December 31, 2021, and June 30, 2021.

	December 31, 2021	June 30, 2021
	Other Assets	Other Assets
(dollars in thousands)	Investments in available-for-sale debt securities	Investments in available-for-sale debt securities
Embedded Derivatives:
Equity price risk exposure	$1,983	$2,542

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three and six months ended December 31, 2021, and 2020.

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Investment income (loss)	Investment income (loss)	Investment income (loss)	Investment income (loss)
Embedded Derivatives:
Equity price risk exposure	$(559)	$-	$(121)	$-

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

The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2021, and 2020, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2021	2020	2021	2020
Other Investments
Carrying value	$3,551	$1,385	$3,551	$1,385
Upward carrying value changes	-	-	-	-
Downward carrying value changes/impairment	-	(123)	-	(6)

The carrying value of equity securities without readily determinable fair values was approximately $3.5 million as of June 30, 2021. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.3 million since their respective acquisitions through December 31, 2021. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $1.5 million since their respective acquisitions through December 31, 2021.

Investments Classified as Equity Method

During fiscal years 2021 and 2022, the Company had an equity method investment in Galileo New Economy Fund LP. The Company owns approximately 22 percent of the LP as of December 31, 2021, and the Company is considered to have the ability to exercise significant influence. Thus, the investment is accounted for under the equity method of accounting. Included in other income (loss) for the three and six months ended December 31, 2021, is ($48,000) and ($33,000), respectively, for this investment. Included in other income (loss) for the three and six months ended December 31, 2020, is $463,000 and $484,000 respectively, for this investment. The Company’s investment in the LP had a carrying value of approximately $489,000 and $532,000 at December 31, 2021, and June 30, 2021, respectively. The LP is in the process of dissolution, and the carrying value at December 31, 2021, reflects the distribution the Company expects to receive, which includes cash and common shares of an investment held in the LP. Frank Holmes also directly held an investment in the LP at December 31, 2021. This investment has a concentration in technology and blockchain companies, which may result in volatility in its valuation.

Investment Income

Investment income from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	realized foreign currency gains and losses;
●	impairments and observable price changes on equity investments without readily determinable fair values; and
●	dividend and interest income.

The following summarizes investment income reflected in earnings for the periods presented.

	Six Months Ended		Three Months Ended
(dollars in thousands)	December 31,		December 31,
Investment Income	2021	2020	2021	2020
Unrealized gains (losses) on fair valued securities	$(1,903)	$6,573	$455	$5,466
Unrealized losses on embedded derivatives	(559)	-	(121)	-
Unrealized losses on equity securities without readily determinable fair values	-	(113)	-	-
Realized gains on principal payment proceeds	1,170	-	569	-
Realized gains on sales of fair valued securities	1,853	15,043	43	15,043
Realized foreign currency gains (losses)	(120)	176	26	175
Dividend and interest income	1,104	21	607	18
Total Investment Income	$1,545	$21,700	$1,579	$20,702

For the three and six months ended December 31, 2021, realized gains on principal payment proceeds in the amount of $569,000 and $1.2 million, respectively, was released from other comprehensive income (loss).

Unrealized gains and losses recognized on equity investments held as of the end of each three and six months ended December 31, 2021, and 2020 are as follows:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$(50)	$21,503	$498	$20,509
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(183)	(18,284)	1	(18,013)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date[1]	$(233)	$3,219	$499	$2,496

1.	Included $(113,000) for the six months ended December 31, 2020, of net gains (losses) as a result of the measurement alternative. There were no net gains (losses) as a result of the measurement alternative for the six months ended December 31, 2021, or for the three months ended December 31, 2021, and 2020.

Investment income (loss) can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands)	2021	2020	2021	2020
USGIF advisory fees	$1,898	$1,803	$932	$907
USGIF performance fees earned	329	124	141	115
ETF advisory fees	10,768	5,937	5,452	3,647
Total Advisory Fees	12,995	7,864	6,525	4,669
USGIF administrative services fees	100	102	49	52
Total Operating Revenue	$13,095	$7,966	$6,574	$4,721

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2022. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $161,000 and $319,000 for the three and six months ended December 31, 2021, respectively, compared with $185,000 and $401,000, respectively, for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

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

As of December 31, 2021, the Company had $2.0 million in receivables from fund clients, of which $315,000 was from USGIF and $1.7 million was from the ETFs. As of June 30, 2021, the Company had $2.4 million in receivables from fund clients, of which $432,000 was from USGIF and $2.0 million was from ETFs.

NOTE 4. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below:

(dollars in thousands)	December 31, 2021	June 30, 2021
Cash and cash equivalents	$23,179	$14,436
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$24,179	$15,436

NOTE 5. LEASES

The Company has lease agreements on a continuing operations basis for office equipment that expire in fiscal year 2022. Lease expense totaled $49,000 and $88,000 for the three and six months ended December 31, 2021, and $38,000 and $77,000 for the three and six months ended December 31, 2020, respectively.

The components of lease expense included in general and administrative expense on the Consolidated Statements of Operations and qualitative information concerning the Company’s operating leases were as follows:

	Six Months Ending		Three Months Ending
	December 31,		December 31,
(dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$26	$26	$13	$13
Short-term lease cost	62	51	36	25
Total lease cost	$88	$77	$49	$38

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$26	$26	13	$13

Right-of-use assets obtained in exchanged for:
Net operating lease liabilities	$-	$-

Weighted-average remaining lease term (in years)	0.33	1.33
Weighted-average discount rate	4.11%	4.11%

Maturities of lease liabilities from continuing operations as of December 31, 2021, are as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2022 (excluding the six months ended December 31, 2021)	$18
Total lease payments	18
Less imputed interest	(1)
Total	$17

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2023. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations for the three and six months ended December 31, 2021, was $29,000 and $55,000, respectively. Lease income included in other income on the Consolidated Statements of Operations for the three and six month ended December 31, 2020, was $23,000 and $46,000, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $3,000 and $4,000 at December 31, 2021, and June 30, 2021, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of December 31, 2021, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2022 (excluding the six months ended December 31, 2021)	$32
2023	34
Total lease payments	$66

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2022, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at December 31, 2021, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2021, the credit facility remains unutilized by the Company.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The Company was granted forgiveness of the entire PPP loan and any accrued interest during the year ended June 30, 2021; thus, there was no balance remaining on the loan as of December 31, 2021, or June 30, 2021.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0025 per month for July 2020 through January 2021, $0.0050 per month for February 2021 through September 2021, and $0.0075 per month for October 2021 through December 2021.

In December 2021, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2022, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $2.75 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2022. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and six months ended December 31, 2021, the Company repurchased 10,457 and 24,104 class A shares using cash of $54,000 and $136,000, respectively. For the three and six months ended December 31, 2020, the Company repurchased 15,096 and 16,096 class A shares using cash of $60,000 and $62,000, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At December 31, 2021, there were 231,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. At December 31, 2020, there were no options outstanding and exercisable under the 1989 Plan, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. There were no options granted, forfeited, or exercised for the six months ended December 31, 2021, or 2020.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. For the three and six months ended December 31, 2021, $345,000 and $733,000, respectively, was recognized as compensation expense. There was no stock-based compensation expense for the three and six months ended December 31, 2020. As of December 31, 2021, and 2020, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS:

	Six Months Ended December 31,		Three Months Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net Income	$5,980	$18,605	$3,590	$16,661

Weighted average number of outstanding shares
Basic	15,025,953	15,081,544	15,021,792	15,082,539
Effect of dilutive securities
Employee stock options	1,054	305	1,022	404
Diluted	15,027,007	15,081,849	15,022,814	15,082,943

Earnings Per Share
Basic Net Income per Share	$0.40	$1.23	$0.24	$1.10
Diluted Net Income per Share	$0.40	$1.23	$0.24	$1.10

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2021, employee stock options for 231,000 were excluded from diluted EPS. For the three and six months ended December 31, 2020, no employee stock options were excluded from diluted EPS.

During the three and six months ended December 31, 2021, and 2020, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

For U.S. federal income tax purposes at December 31, 2021, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers. For Canadian income tax purposes, USCAN has no net operating loss carryovers and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. There was no valuation allowance included at December 31, 2021, or June 30, 2021.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment [1]	Total
Six Months Ended December 31, 2021
Balance at June 30, 2021	$6,564	$23	$6,587
Other comprehensive loss before reclassifications	(363)	(10)	(373)
Tax effect	76	-	76
Amount reclassified from AOCI	(1,170)	-	(1,170)
Tax effect	245	-	245
Net other comprehensive loss	(1,212)	(10)	(1,222)
Balance at December 31, 2021	$5,352	$13	$5,365

Six Months Ended December 31, 2020
Balance at June 30, 2020	$-	$(4)	$(4)
Other comprehensive income before reclassifications	-	12	12
Net other comprehensive income	-	12	12
Balance at December 31, 2020	$-	$8	$8

1.	Amounts include no tax expense or benefit.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details total revenues and income by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Six months ended December 31, 2021
Net operating revenues	$13,095	$-	$13,095
Investment income	$-	$1,545	$1,545
Loss from equity method investments	$-	$(33)	$(33)
Other income	$115	$-	$115
Income before income taxes	$6,138	$1,295	$7,433
Depreciation and amortization	$104	$-	$104
Gross identifiable assets at December 31, 2021	$23,386	$40,805	$64,191
Deferred tax asset			$-
Consolidated total assets at December 31, 2021			$64,191
Six months ended December 31, 2020
Net operating revenues	$7,966	$-	$7,966
Investment income	$-	$21,700	$21,700
Income from equity method investments	$-	$484	$484
Gain on forgiveness of PPP loan	$444	$-	$444
Other income	$59	$-	$59
Income before income taxes	$3,463	$20,236	$23,699
Depreciation and amortization	$98	$-	$98
Three months ended December 31, 2021
Net operating revenues	$6,574	$-	$6,574
Investment income	$-	$1,579	$1,579
Loss from equity method investments	$-	$(48)	$(48)
Other income	$59	$-	$59
Income before income taxes	$3,025	$1,504	$4,529
Depreciation and amortization	$56	$-	$56
Three months ended December 31, 2020
Net operating revenues	$4,721	$-	$4,721
Investment income	$-	$20,702	$20,702
Income from equity method investments	$-	$463	$463
Gain on forgiveness of PPP loan	$444	$-	$444
Other income	$41	$-	$41
Income before income taxes	$2,461	$19,264	$21,725
Depreciation and amortization	$49	$-	$49

Net operating revenues from investment management services includes operating revenues from USGIF of $1.1 million and $2.3 million for the three and six months ended December 31, 2021, respectively, and $1.0 million and $2.0 million for the three and six months ended December 31, 2020, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $5.5 million and $10.8 million, respectively, for the three and six months ended December 31, 2021, respectively, and $3.6 million and $5.9 million for the three and six months ended December 31, 2020, respectively.

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

The Board has authorized a monthly dividend of $0.0075 per share through March 2022, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2022 is approximately $338,000.

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

NOTE 13. IMMATERIAL REVISIONS TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2020, the Company recorded changes in the fair value of investment securities within “Changes in operating assets and liabilities” on the unaudited consolidated statement of cash flows instead of within “Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities.” The line-item “Investment securities” has been removed for the six months ended December 31, 2020, and $(6,460,000), was reclassified from “Investment securities” to “Unrealized (gains) losses on securities” for the period. The revision had no impact on net income or earnings per share and was deemed immaterial.

The Company was granted forgiveness of its Paycheck Protection Program ("PPP") loan and accrued interest totaling $444,000 in the quarter ended December 31, 2020. The Company recorded the extinguishment of debt related to the forgiveness as “Other operating revenue” instead of other income in the December 31, 2020, financial statements. The line-item “Other operating revenue” has been removed for the three and six months ended December 31, 2020, and the line-item “Gain on forgiveness of PPP loan” was added to other income for the period. This revision had no impact on net income or earnings per share and was deemed immaterial.

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

At December 31, 2021, total assets under management, including USGIF and ETF clients, were approximately $3.8 billion versus $3.5 billion at December 31, 2020, an increase of $255.8 million, or 7.2 percent. During the six months ended December 31, 2021, average assets under management, including USGIF and ETF clients, were $4.0 billion versus $2.4 billion during the six months ended December 31, 2020. At June 30, 2021, the Company’s prior fiscal year end, total assets under management, including USGIF and ETF clients, were approximately $4.2 billion, and has decreased $439.1 million, or 10.4 percent, during the six months ended December 31, 2021.

The increase in assets under management as of December 31, 2021, compared to December 31, 2020, is primarily due to inflows into ETF clients, primarily the U.S. Global Jets ETF (“Jets ETF”). The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

The following tables summarize the changes in assets under management for USGIF for the three and six months ended December 31, 2021, and 2020:

	Changes in Assets Under Management
	Six Months Ended December 31,
	2021			2020
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$433,380	$75,842	$509,222	$343,214	$82,683	$425,897
Market appreciation (depreciation)	(25,996)	(194)	(26,190)	90,392	355	90,747
Dividends and distributions	(61,308)	(169)	(61,477)	(16,243)	(219)	(16,462)
Net shareholder purchases (redemptions)	42,758	(2,087)	40,671	10,431	(795)	9,636
Ending Balance	$388,834	$73,392	$462,226	$427,794	$82,024	$509,818

Average investment management fee	0.95%	0.00%	0.80%	0.90%	0.01%	0.74%
Average net assets	$396,174	$74,158	$470,332	$395,866	$84,848	$480,714

	Changes in Assets Under Management
	Three Months Ended December 31,
	2021			2020
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$370,026	$75,040	$445,066	$389,485	$89,373	$478,858
Market appreciation (depreciation)	28,590	(94)	28,496	36,724	259	36,983
Dividends and distributions	(61,309)	(93)	(61,402)	(16,242)	(115)	(16,357)
Net shareholder purchases (redemptions)	51,527	(1,461)	50,066	17,827	(7,493)	10,334
Ending Balance	$388,834	$73,392	$462,226	$427,794	$82,024	$509,818

Average investment management fee	0.94%	0.00%	0.79%	0.91%	0.01%	0.75%
Average net assets	$392,906	$73,379	$466,285	$395,727	$83,863	$479,590

As shown above, USGIF period-end assets under management were lower at December 31, 2021, compared to December 31, 2020. Average net assets for the three and six months in the current fiscal year were lower than the same periods in the previous fiscal year. The equity funds and fixed income funds had net market depreciation for the six months ended December 31, 2021, and net market appreciation for the six months ended December 31, 2020. The equity funds had net market appreciation for the three months ended December 31, 2021, and 2020. The fixed income funds had net market depreciation for the three months ended December 31, 2021, and net market appreciation for the three months ended December 31, 2020. There were net shareholder purchases for the equity funds, and net shareholder redemptions for the fixed income funds for the six months ended December 31, 2021, and 2020. The equity funds had net shareholder purchases, while the fixed income funds had net shareholder redemptions, for the three months ended December 31, 2021, and 2020.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 80 basis points for the six months ended December 31, 2021, and 74 basis points for the same period in the prior year. The average investment management fee for the equity funds was 95 basis points for the six months ended December 31, 2021, and 90 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was minimal for both periods.

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

As of December 31, 2021, the Company held investments carried at fair value of $30.5 million and a cost basis of $22.2 million. The fair value of these investments is approximately 47.4 percent of the Company’s total assets at December 31, 2021. In addition, the Company held other investments of approximately $3.6 million, held-to-maturity debt investments of $1.0 million and investments of $489,000 accounted for under the equity method of accounting.

Investments recorded at fair value on a recurring basis were approximately $30.5 million at December 31, 2021, compared to approximately $35.3 million at June 30, 2021, the Company’s prior fiscal year end, which is a decrease of approximately $4.9 million. See Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended December 31, 2021, and 2020

The Company posted net income of $3.6 million ($0.24 per share) for the three months ended December 31, 2021, compared with net income of $16.7 million ($1.10 per share) for the three months ended December 31, 2020, a decrease in net income of approximately $13.1 million. The change is primarily due to a decrease in realized and unrealized investment gains in the current quarter compared to the same quarter last year, somewhat offset by an increase in operating income compared to the same quarter last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2021, increased $1.9 million, or 39.3 percent, compared with the three months ended December 31, 2020. This increase was primarily attributable to the following:

•	Advisory fees increased by $1.9 million, or 39.8 percent, primarily as a result of higher average assets under management in the ETFs and an increase in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.
	•	Base management fees increased $1.8 million. The majority of this increase was from ETF unitary management fees, which increased $1.8 million as the result of an increase in ETF average assets under management, primarily for the Jets ETF.
	•	Performance fees for USGIF received in the current quarter were $141,000 compared to $115,000 in the corresponding quarter in the prior year, an increase of $26,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2021, decreased $1.0 million, or 21.8 percent, compared with the three months ended December 31, 2020. The decrease in operating expenses was primarily attributable to a decrease in employee compensation of $1.5 million, or 46.6 percent, primarily as a result of a decrease in bonuses, somewhat offset by amortization of employee stock options. Bonuses in same quarter last year related to realized investment gains and positive company and fund performance. The decrease is offset by an increase in general and administrative expenses of $474,000, or 36.7 percent, compared to prior quarter, primarily due to higher consulting and professional fees, and higher directors’ fees and expenses, primarily due to amortization of stock options.

Other Income (Loss)

Total consolidated other income (loss) for the three months ended December 31, 2021, was $1.6 million, compared to $21.7 million for the three months ended December 31, 2020, a decrease of approximately $20.1 million, or 92.7 percent. This change was primarily due to the following factors:

•	Investment income was $1.6 million for the three months ended December 31, 2021, compared to investment income of $20.7 million for the three months ended December 31, 2020, a decrease of approximately $19.1 million. There were unrealized gains of $334,000, realized gains on sales of securities of $43,000, realized gains on principal payment proceeds of $569,000, and dividend and interest income of $607,000 in the current quarter. The same quarter in the prior year had unrealized gains of $5.5 million and realized gains on sales of securities of $15.0 million.
•	For the three months ended December 31, 2020, there was a gain of $444,000, due to extinguishment of debt related to forgiveness of the Paycheck Protection Program (“PPP”) loan and accrued interest. See further information on the PPP loan in Note 6, Borrowings, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
•	There was $59,000 in other income for the three months ended December 31, 2021, compared to $41,000 in other income for the three months ended December 31, 2020, an increase of $18,000. The increase was primarily due to consulting fees earned in the amount of $30,000 from HIVE Blockchain Technologies Ltd. (“HIVE”) for the three months ended December 31, 2021. There were no consulting fees earned from HIVE for the three months ended December 31, 2020. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at December 31, 2021. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE.

Provision for Income Taxes

A tax expense of $939,000 was recorded for the three months ended December 31, 2021, compared to tax expense of $5.1 million for the three months ended December 31, 2020. The tax expense in the current quarter was primarily the result of operating income and gains on investments. The tax expense in the same quarter in the prior year was primarily the result of realized gains on sales of securities and an increase in valuation of certain investments, which increased the related deferred tax liability.

RESULTS OF OPERATIONS – Six months ended December 31, 2021, and 2020

The Company posted net income of $6.0 million ($0.40 per share) for the six months ended December 31, 2021, compared with net income of $18.6 million ($1.23 per share) for the six months ended December 31, 2020, a decrease in net income of approximately $12.6 million. The change is primarily due to a decrease in realized and unrealized investment gains in the current period compared to the same period last year, offset by an increase in operating income compared to the same period last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2021, increased $5.1 million, or 64.4 percent, compared with the six months ended December 31, 2020. This increase was primarily attributable to the following:

•	Advisory fees increased by $5.1 million, or 65.2 percent, primarily as a result of higher average assets under management in the ETFs and an increase in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.
	•	Base management fees increased $4.9 million. The majority of this increase was from ETF unitary management fees, which increased $4.8 million as the result of an increase in ETF average assets under management, primarily for the Jets ETF.
	•	Performance fees for USGIF received in the current period were $329,000 compared to $124,000 in the corresponding period in the prior year, an increase of $205,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2021, increased $335,000, or 4.8 percent, compared with the six months ended December 31, 2020. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $826,000, or 32.5 percent, primarily due to higher consulting and professional fees, and higher directors’ fees and expenses, primarily due to amortization of stock options. This is offset by a decrease in employee compensation of $546,000, or 13.0 percent, primarily as a result of a decrease in bonuses, somewhat offset by amortization of employee stock options. Bonuses in same period last year related to realized investment gains and positive company and fund performance.

Other Income (Loss)

Total consolidated other income (loss) for the six months ended December 31, 2021, was $1.6 million, compared to $22.7 million for the six months ended December 31, 2020, a decrease of approximately $21.1 million, or 92.8 percent. This change was primarily due to the following factors:

•	Investment income was $1.5 million for the six months ended December 31, 2021, compared to investment income of $21.7 million for the six months ended December 31, 2020, a decrease of approximately $20.2 million. There were unrealized losses of $2.5 million, realized gains on sales of securities of $1.9 million, realized gains on principal payment proceeds of $1.2 million, and dividend and interest income of $1.1 million in the current period. The same period in the prior year had unrealized gains of $6.5 million and realized gains on sales of securities of $15.0 million.
•	For the six months ended December 31, 2020, there was a gain of $444,000, due to extinguishment of debt related to forgiveness of the Paycheck Protection Program (“PPP”) loan and accrued interest. See further information on the PPP loan in Note 6, Borrowings, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
•	There was $115,000 in other income for the six months ended December 31, 2021, compared to $59,000 in other income for the three months ended December 31, 2020, an increase of $56,000. The increase was primarily due to consulting fees earned in the amount of $60,000 from HIVE Blockchain Technologies Ltd. (“HIVE”) for the six months ended December 31, 2021. There were no consulting fees earned from HIVE for the six months ended December 31, 2020. Frank Holmes serves on the board as non-executive chairman of HIVE and held shares and options at December 31, 2021. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE.

Provision for Income Taxes

A tax expense of $1.5 million was recorded for the six months ended December 31, 2021, compared to tax expense of $5.1 million for the six months ended December 31, 2020. The tax expense in the current period was primarily the result of operating income, offset by a decrease in valuation of certain investments, which decreased the related deferred tax liability. The tax expense in the same period in the prior year was primarily the result of realized gains on sales of securities and an increase in valuation of certain investments, which increased the related deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2021, the Company had net working capital (current assets minus current liabilities) of approximately $29.9 million, an increase of $8.2 million, or 38.0 percent, since June 30, 2021, and a current ratio (current assets divided by current liabilities) of 9.7 to 1. With approximately $23.2 million in cash and cash equivalents, an increase of $8.7 million, or 60.6 percent since June 30, 2021, and $8.2 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 48.8 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $5.5 million, proceeds on sales of investments of $2.9 million, and proceeds from principal paydowns of $1.5 million. Consolidated shareholders’ equity at December 31, 2021, was $59.0 million, an increase of $4.7 million, or 8.7 percent since June 30, 2021. The increase was primarily due to net income of $6.0 million for the six months ended December 31, 2021.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2022, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2021, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2022, but may be suspended or discontinued at any time. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $31.3 million are available to fund current activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three and six months ended December 31, 2021, the Company realized an increase in its USGIF base advisory fee of $141,000 and $329,000, respectively, due to these performance adjustments. For the three and six months ended December 31, 2020, the Company realized an increase in its USGIF base advisory fee of $115,000 and $124,000, respectively, due to these performance adjustments.

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

The table below summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of December 31, 2021, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at December 31, 2021	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Estimated Increase (Decrease) in Net Income (Loss) (1)
Equity securities at fair value, on a recurring basis	$15,481	25% increase	$19,351	$3,057
		25% decrease	$11,611	$(3,057)
Embedded derivatives at fair value [2]	$1,983	25% increase	$2,479	$392
		25% decrease	$1,487	$(392)

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

A significant portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $7.3 million at December 31, 2021. Also, the embedded derivatives shown in the above table, which were valued at $2.0 million at December 31, 2021, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

The Company also has an equity method investment in Galileo New Economy Fund LP in the amount of $489,000 at December 31, 2021, which has investments in the technology and cryptocurrency mining industries. As noted above, exposure to cryptocurrency industry may result in volatility in the valuation of this fund. Under the equity method, the Company’s proportional share of the fund’s net income or loss, which primarily consists of realized and unrealized gains and losses on investments offset by fund expenses, is recognized in the Company’s earnings. The potential significant volatility in the valuation of the fund’s investments could cause the fund’s net income or loss to vary significantly from period to period, which in turn would be reflected in the Company’s earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2021, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). We believe that the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of September 30, 2021, that represented a material weakness in our internal control over financial reporting. The deficiency is the result of an existing control failing to operate effectively. Specifically, the Company’s control involving the review of tax-related journal entries were not adequately performed. Management is in the process of designing and implementing remediation efforts intended to address the material weakness. The remediation efforts will be focused on improving oversight of tax services for the Company. Management, under the supervision of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of March 31, 2021, that represented a material weakness in our internal control over financial reporting. The deficiency is the result of inadequate design and implementation of internal controls to identify complex investments requiring specialized valuation expertise. Specifically, the Company’s controls over valuation procedures did not address valuation methodologies for hybrid financial instruments that led to the restatement of previously issued financial statements. Management has designed and implemented remediation to address the material weakness. The remediation included amending the Company’s valuation procedures to include the use of a binomial lattice model and/or utilizing an independent pricing service to value these types of complex investments. The valuation procedures were reviewed and approved by the Company’s Board of Directors. We have concluded that the material weakness has been remediated as of December 31, 2021.

Other than as set forth above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2021. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10-01-21 to 10-31-21	1,946	$11	$5.91	1,946	$2,405
11-01-21 to 11-30-21	3,411	19	$5.69	3,411	$2,386
12-01-21 to 12-31-21	5,100	24	$4.66	5,100	$2,362
Total	10,457	$54	$5.23	10,457

[1]	The Board of Directors of the company approved on December 7, 2012, and renewed annually, a repurchase of up to $2.75 million in each of calendar years 2013 through 2022 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations.
[2]	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
[3]	The repurchase plan was approved on December 7, 2012, renewed annually, and will continue through calendar year 2022. The total amount of shares that may be repurchased in 2022 under the renewed program is $2.75 million.

ITEM 6. EXHIBITS

1. Exhibits –
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act Of 2002), included herein.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	February 17, 2022	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 17, 2022	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer