Form 10-Q
period 2022-03-31
U S GLOBAL INVESTORS INC
filed 2022-05-09
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

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

On April 29, 2022, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 12,917,072 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2022	June 30, 2021
(dollars in thousands)	(unaudited)
Current Assets
Cash and cash equivalents	$26,765	$14,436
Restricted cash	1,000	1,000
Investments in securities at fair value	6,171	6,322
Accounts and other receivables	2,146	2,534
Tax receivable	90	2,147
Prepaid expenses	482	350
Total Current Assets	36,654	26,789

Net Property and Equipment	1,424	1,376

Other Assets
Investments in equity securities at fair value, non-current	6,307	11,936
Investments in available-for-sale debt securities at fair value	12,706	17,049
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	4,208	3,453
Equity method investments	-	532
Right of use assets	4	43
Other assets, non-current	212	99
Total Other Assets	24,437	34,112
Total Assets	$62,515	$62,277
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$21	$102
Accrued compensation and related costs	1,743	1,561
Dividends payable	338	226
Lease liability, short-term	4	43
Other accrued expenses	1,991	1,345
Taxes payable	717	1,877
Total Current Liabilities	4,814	5,154

Long-Term Liabilities
Deferred tax liability	507	2,799
Total Long-Term Liabilities	507	2,799
Total Liabilities	5,321	7,953

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized, and 13,866,913 shares issued at March 31, 2022, and June 30, 2021; 12,931,609 and 12,967,960 shares outstanding at March 31, 2022, and June 30, 2021, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,635 shares issued and outstanding at March 31, 2022, and June 30, 2021	52	52
Additional paid-in-capital	16,432	15,677
Treasury stock, class A shares at cost; 935,304 shares and 898,953 shares at March 31, 2022, and June 30, 2021, respectively	(2,388)	(2,172)
Accumulated comprehensive income, net of tax	4,797	6,587
Retained earnings	37,954	33,833
Total Shareholders’ Equity	57,194	54,324
Total Liabilities and Shareholders’ Equity	$62,515	$62,277

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Operating Revenues
Advisory fees	$19,124	$14,168	$6,129	$6,304
Administrative services fees	146	153	46	51
	19,270	14,321	6,175	6,355
Operating Expenses
Employee compensation and benefits	4,973	5,642	1,319	1,442
General and administrative	5,504	4,066	2,140	1,528
Advertising	305	162	138	44
Depreciation and amortization	165	147	61	49
	10,947	10,017	3,658	3,063
Operating Income	8,323	4,304	2,517	3,292
Other Income (Loss)
Investment income (loss)	(1,950)	30,124	(3,495)	8,424
Income (loss) from equity method investments	(206)	420	(173)	(64)
Gain on forgiveness of PPP loan	-	444	-	-
Other income	174	92	59	33
	(1,982)	31,080	(3,609)	8,393
Income (Loss) Before Income Taxes	6,341	35,384	(1,092)	11,685
Provision for Income Taxes
Tax expense (benefit)	1,207	8,172	(246)	3,078
Net Income (Loss)	$5,134	$27,212	$(846)	$8,607

Basic Net Income (Loss) per share	$0.34	$1.81	$(0.06)	$0.57
Diluted Net Income (Loss) per share	$0.34	$1.81	$(0.06)	$0.57

Basic weighted average number of common shares outstanding	15,020,920	15,075,064	15,010,630	15,061,818
Diluted weighted average number of common shares outstanding	15,021,943	15,075,795	15,011,582	15,062,988

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2022	2021	2022	2021
Net Income (Loss)	$5,134	$27,212	$(846)	$8,607
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(428)	12,262	(141)	12,262
Less: reclassification adjustment for gains included in net income	(1,339)	(436)	(414)	(436)
Net change from available-for-sale securities, net of tax	(1,767)	11,826	(555)	11,826
Foreign currency translation adjustment	(13)	18	(3)	6
Less: reclassification adjustment for foreign currency gains included in net income	(10)	-	(10)	-
Net change from foreign currency translations	(23)	18	(13)	6
Other Comprehensive Income (Loss)	(1,790)	11,844	(568)	11,832
Comprehensive Income (Loss)	$3,344	$39,056	$(1,414)	$20,439

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	13,647	(82)	-	-	(82)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,228)	6	-	-	14
Share-based compensation, net of tax	-	-	-	-	388	-	-	-	-	388
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(635)	-	(635)
Net income	-	-	-	-	-	-	-	-	2,390	2,390
Balance at September 30, 2021	13,866,913	$347	2,068,635	$52	$16,073	910,372	$(2,248)	$5,952	$35,885	$56,061
Purchases of shares of Common Stock (class A)	-	-	-	-	-	10,457	(54)	-	-	(54)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	7	(2,542)	5	-	-	12
Share-based compensation, net of tax	-	-	-	-	345	-	-	-	-	345
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(587)	-	(587)
Net income	-	-	-	-	-	-	-	-	3,590	3,590
Balance at December 31, 2021	13,866,913	$347	2,068,635	$52	$16,425	918,287	$(2,297)	$5,365	$39,137	$59,029
Purchases of shares of Common Stock (class A)	-	-	-	-	-	19,487	(97)	-	-	(97)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	7	(2,470)	6	-	-	13
Dividends declared	-	-	-	-	-	-	-	-	(337)	(337)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(568)	-	(568)
Net income	-	-	-	-	-	-	-	-	(846)	(846)
Balance at March 31, 2022	13,866,913	$347	2,068,635	$52	$16,432	935,304	$(2,388)	$4,797	$37,954	$57,194

(dollars in thousands)	Common Stock (class A) Shares	Common Stock (class A)	Common Stock (class C) Shares	Common Stock (class C)	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2020	13,866,913	$347	2,068,635	$52	$15,623	855,432	$(1,879)	$(4)	$2,625	$16,764
Purchases of shares of Common Stock (class A)	-	-	-	-	-	1,000	(2)	-	-	(2)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(267)	1	-	-	1
Dividends declared	-	-	-	-	-	-	-	-	(113)	(113)
Stock bonuses	-	-	-	-	1	(900)	1	-	-	2
Other comprehensive income, net of tax	-	-	-	-	-	-	-	4	-	4
Net income	-	-	-	-	-	-	-	-	1,944	1,944
Balance at September 30, 2020	13,866,913	$347	2,068,635	$52	$15,624	855,265	$(1,879)	$-	$4,456	$18,600
Purchases of shares of Common Stock (class A)	-	-	-	-	-	15,096	(60)	-	-	(60)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(308)	-	-	-	1
Dividends declared	-	-	-	-	-	-	-	-	(114)	(114)
Stock bonuses	-	-	-	-	2	(6,400)	14	-	-	16
Other comprehensive income, net of tax	-	-	-	-	-	-	-	8	-	8
Net income	-	-	-	-	-	-	-	-	16,661	16,661
Balance at December 31, 2020	13,866,913	$347	2,068,635	$52	$15,627	863,653	$(1,925)	$8	$21,003	$35,112
Purchases of shares of Common Stock (class A)	-	-	-	-	-	19,900	(127)	-	-	(127)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(227)	1	-	-	2
Dividends declared	-	-	-	-	-	-	-	-	(300)	(300)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	11,832	-	11,832
Net income	-	-	-	-	-	-	-	-	8,607	8,607
Balance at March 31, 2021	13,866,913	$347	2,068,635	$52	$15,628	883,326	$(2,051)	$11,840	$29,310	$55,126

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$5,134	$27,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	(333)	(322)
Net recognized loss on disposal of fixed assets	-	7
Net realized gains on securities	(3,542)	(15,506)
Unrealized (gains) losses on securities	6,996	(13,676)
Investment basis adjustment	-	27
Net (income) loss from equity method investment	206	(420)
Foreign currency transaction gain	(10)	-
Provision for deferred taxes	(1,823)	2,753
Stock bonuses	-	18
Stock-based compensation expense	733	-
PPP loan forgiveness	-	(444)
Changes in operating assets and liabilities:
Accounts and other receivables	2,445	(1,671)
Prepaid expenses and other assets	(206)	(117)
Accounts payable and accrued expenses	(452)	4,079
Total adjustments	4,014	(25,272)
Net cash provided by operating activities	9,148	1,940
Cash Flows from Investing Activities:
Purchase of property and equipment	(213)	(36)
Purchase of equity securities at fair value, non-current	(123)	(5,988)
Purchase of other investments	(573)	(665)
Purchase of held-to-maturity debt securities	-	(1,000)
Purchase of available-for-sale debt securities at fair value	-	(9,147)
Proceeds from sale of equity method investment	85	-
Proceeds on sale of equity securities at fair value, non-current	2,850	22,355
Proceeds from principal paydowns of available-for-sale debt securities at fair value	2,250	658
Net cash provided by investing activities	4,276	6,177
Cash Flows from Financing Activities:
Issuance of common stock	39	4
Repurchases of common stock	(233)	(189)
Dividends paid	(901)	(414)
Net cash used in financing activities	(1,095)	(599)
Net increase in cash, cash equivalents, and restricted cash	12,329	7,518
Beginning cash, cash equivalents, and restricted cash	15,436	2,961
Ending cash, cash equivalents, and restricted cash	$27,765	$10,479

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$338	$226
Fair value of assets acquired	$228	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$2,126	$1,902

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

To limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home orders and social distancing guidelines, which caused some businesses to suspend operations, disrupted the global supply chain, and created a reduction in demand for many products. This negatively affected global financial markets. Assets under management (“AUM”) are the primary source of the Company’s revenues. Revenues and net income are significantly affected by investment performance and the total value and composition of AUM. These factors, in turn, are largely determined by overall investment market performance and investor activity.

Should the negative effect on global financial markets reoccur and continue for an extended period, there could be an adverse material financial impact on the Company’s results of operations, cash flows and financial position resulting from reduced revenues earned on AUM and returns on corporate investments. At this time, the Company cannot reasonably estimate the future impact, given the uncertainty over the duration and severity of the economic crisis.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $7.0 million at March 31, 2022, and $7.3 million at June 30, 2021.

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

During the three and nine months ended March 31, 2021, and 2022, the Company held a variable interest in a fund organized as a limited partnership, but this entity did not qualify as a VIE. Since it was not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company did not have control of the entity and, therefore, does not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment had been accounted for under the equity method of accounting. As of March 31, 2022, this entity was dissolved. See further information about this investment in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the nine months ended March 31, 2022, are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2022 (“fiscal 2022”), particularly in light of COVID-19 and its effects on the U.S. and global economies.

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

NOTE 2. INVESTMENTS

As of March 31, 2022, the Company held investments carried at fair value on a recurring basis of $25.2 million and a cost basis of $22.4 million. The fair value of these investments is approximately 40.3 percent of the Company’s total assets at March 31, 2022. In addition, the Company held other investments of approximately $4.2 million and held-to-maturity debt investments of $1.0 million.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of March 31, 2022, and June 30, 2021, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	March 31, 2022
	Quoted Prices	Significant Other Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$752	$-	$4,758	$5,510
Mutual funds - Fixed income	6,171	-	-	6,171
Mutual funds - Global equity	797	-	-	797
Total investments in equity securities:	$7,720	$-	$4,758	$12,478
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	12,706	12,706
Total investments carried at fair value on a recurring basis:	$7,720	$-	$17,464	$25,184
Investments carried at fair value on a nonrecurring basis:
Other investments[1]	$-	$-	$362	$362

1.     Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the nine months ended March 31, 2022. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

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

A significant portion of the securities recorded at fair value on a recurring basis in the preceding tables is in investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which consist of warrants and convertible debentures with a combined value of $17.5 million and classified as Level 3 at March 31, 2022, and a combined value of $25.1 million and classified as Level 3 at June 30, 2021.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the nine months ended March 31, 2022.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	March 31, 2022
(dollars in thousands)	Investments in equity securities	Investments in debt securities
Beginning Balance	$8,026	$17,049
Principal repayments	-	(2,250)
Amortization of Premium	-	(255)
Accretion of Discount	-	754
Total gains or losses (realized/unrealized) included in:
Investment Income (Loss)	(3,268)	(356)
Other Comprehensive Income (Loss)	-	(2,236)
Ending Balance	$4,758	$12,706

During the third quarter of fiscal year 2021, the Company purchased convertible securities of HIVE, a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. The principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and the remaining principal amount was $11.3 million as of March 31, 2022, and $14.3 million as of June 30, 2021. Each whole warrant, expiring in January 2024, entitles the Company to acquire one common share at a price of $3.00 (Canadian). Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the balance sheet, unrealized gain recognized in investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of March 31, 2022, or June 30, 2021. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at March 31, 2022. Effective August 31, 2018, Mr. Holmes was named Interim CEO and Interim Executive Chairman of HIVE. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the three and nine months ended March 31, 2022, $524,000 and $1.7 million, respectively, was realized in investment income (loss), and $4.0 million remains in accumulated other comprehensive income at March 31, 2022. During the three and nine months ended March 31, 2021, $552,000 was realized in investment income (loss). The fair value of the warrants and debentures was $4.8 million and $12.7 million, respectively, at March 31, 2022, and $8.0 million and $17.0 million, respectively, at June 30, 2021.

The Company currently considers the fair value measurements of HIVE convertible securities to contain Level 3 inputs. The following is quantitative information as of March 31, 2022, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	March 31, 2022
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$4,758	Option pricing model
			Volatility	93.3%
Investments in debt securities:
Available-for-sale - Convertible debentures	$12,706	Binomial lattice model
			Volatility	72.7%
			Credit Adjusted Discount Rate	3.6%

The Company had an investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $2.7 million at June 30, 2021, and classified as Level 1 in the fair value hierarchy. During the nine months ended March 31, 2022, the Company realized gains on sales of this investment in the amount of $1.9 million. The Company did not have ownership of Thunderbird as of March 31, 2022. Frank Holmes served on the board of this company as a director from June 2014 to March 2021.

Equity Investments at Fair Value

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings.

The following details the components of the Company’s equity investments carried at fair value as of March 31, 2022, and June 30, 2021.

	March 31, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,429	$(919)	$5,510
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	(142)	6,171
Mutual funds - Global equity	929	(132)	797
Total equity securities at fair value	$13,716	$(1,238)	$12,478

	June 30, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$7,076	$3,922	$10,998
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	929	9	938
Total equity securities at fair value	$14,363	$3,895	$18,258

Included in the above table was $7.0 million and $7.3 million as of March 31, 2022, and June 30, 2021, respectively, at fair value invested in USGIF.

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

The following details the components of the Company’s available-for-sale debt investments as of March 31, 2022, and June 30, 2021.

	March 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Earnings	Fair Value
Available-for-sale - Convertible debentures[1]	$8,683	$6,073	$(2,050)	$12,706

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Earnings	Fair Value
Available-for-sale - Convertible debentures[1]	$8,741	$8,308	$-	$17,049

1.

Changes in unrealized gains and losses are included in the statement of comprehensive income (loss), except for embedded derivatives. Changes in unrealized and realized gains and losses for embedded derivatives are included in earnings in the statement of operations.

The following details the components of the Company’s held-to-maturity debt investments as of March 31, 2022, and June 30, 2021.

	March 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures[1]	$1,000	$-	$(83)	$917

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures[1]	$1,000	$3	$-	$1,003

1.	Held-to-maturity debt investments are carried at amortized cost, and the fair value is classified as Level 2 according to the fair value hierarchy.

The following summarizes the net carrying amount and estimated fair value of debt securities at March 31, 2022, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	March 31, 2022
	Available-for-sale debt securities	Held-to-maturity debt securities
(dollars in thousands)	Convertible debentures (1)	Due after one year through five years
Net Carrying Amount	$8,683	$1,000
Fair Value	$12,706	$917

1.    Principal payments are due quarterly with a final maturity date in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the preceding tables. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at March 31, 2022, and June 30, 2021.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheet, categorized by risk exposure, at March 31, 2022, and June 30, 2021.

	March 31, 2022	June 30, 2021
	Other Assets	Other Assets
(dollars in thousands)	Investments in available-for-sale debt securities	Investments in available-for-sale debt securities
Embedded Derivatives:
Equity price risk exposure	$492	$2,542

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three and nine months ended March 31, 2022, and 2021.

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Investment Income (Loss)	Investment Income (Loss)	Investment Income (Loss)	Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(2,050)	$-	$(1,491)	$-

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

The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2022, and 2021, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2022	2021	2022	2021
Other Investments
Carrying value	$4,208	$2,940	$4,208	$2,940
Upward carrying value changes	187	1,156	187	1,156
Downward carrying value changes/impairment	-	(164)	-	(41)

The carrying value of equity securities without readily determinable fair values was approximately $3.5 million as of June 30, 2021. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through March 31, 2022. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $1.5 million since their respective acquisitions through March 31, 2022.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 and $100,000 at March 31, 2022, and June 30, 2021, respectively. During the three months ended March 31, 2022, the Company purchased additional common shares, resulting in an observable price change and upward adjustment for the existing common shares held of approximately $187,000, using the measurement alternative. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 3.7 percent as of March 31, 2022.

Investments Classified as Equity Method

The Company had an equity method investment in Galileo New Economy Fund LP during the fiscal year 2021, and through its dissolution date, which occurred during the third quarter of fiscal 2022. The Company owned approximately 22 percent of the LP prior to dissolution, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Included in other income (loss) for the three and nine months ended March 31, 2022, is ($173,000) and ($206,000), respectively, for this investment. Included in other income (loss) for the three and nine months ended March 31, 2021, is ($64,000) and $420,000 respectively, for this investment. The Company’s investment in the LP had a carrying value of approximately $532,000 at June 30, 2021. Upon dissolution, the Company received a distribution, which included cash of $85,000, and common shares of an investment held in the LP, which had a fair value of approximately $228,000 when received. Frank Holmes also directly held an investment in the LP and received dissolution proceeds related to his direct investment.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes investment income (loss) reflected in earnings for the periods presented.

	Nine Months Ended		Three Months Ended
(dollars in thousands)	March 31,		March 31,
Investment Income (Loss)	2022	2021	2022	2021
Realized gains (losses) on equity securities	$1,848	$15,606	$(5)	$563
Realized gains (losses) on debt securities	1,694	552	524	552
Unrealized gains (losses) on equity securities	(4,946)	13,575	(3,044)	7,115
Unrealized gains (losses) on embedded derivatives	(2,050)	-	(1,491)	-
Dividend and interest income	1,545	227	441	206
Realized foreign currency gains (losses)	(41)	164	80	(12)
Total Investment Income (Loss)	$(1,950)	$30,124	$(3,495)	$8,424

For the three and nine months ended March 31, 2022, realized gains on principal payment proceeds in the amount of $524,000 and $1.7 million, respectively, and net realized foreign currency gains (losses) of ($10,000), was released from other comprehensive income (loss). For the three and nine months ended March 31, 2021, realized gains on principal payment proceeds in the amount of $552,000 was released from other comprehensive income (loss).

The following table presents unrealized gains and losses recognized on equity investments held as of the end of each three and nine months ended March 31, 2022, and 2021.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity securities	$(3,098)	$29,181	$(3,049)	$7,678
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(179)	(18,837)	5	(532)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date[1]	$(3,277)	$10,344	$(3,044)	$7,146

1.    Includes $187,000 for the three and nine months ended March 31, 2022, and $1.1 million and $1.0 million for the three and nine months ended March 31, 2021, respectively, of net gains (losses) as a result of the measurement alternative.

Investment income (loss) can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2022	2021	2022	2021
ETF advisory fees	$16,140	$11,107	$5,372	$5,170
USGIF advisory fees	2,775	2,781	877	978
USGIF performance fees earned (paid)	209	280	(120)	156
Total Advisory Fees	19,124	14,168	6,129	6,304
USGIF administrative services fees	146	153	46	51
Total Operating Revenue	$19,270	$14,321	$6,175	$6,355

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2023. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $147,000 and $465,000 for the three and nine months ended March 31, 2022, respectively, compared with $153,000 and $554,000, respectively, for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

The Company serves as investment advisor to three U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs, and has agreed to bear all expenses of the ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2023. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF.

As of March 31, 2022, the Company had $2.0 million in receivables from fund clients, of which $246,000 was from USGIF and $1.8 million was from the ETFs. As of June 30, 2021, the Company had $2.4 million in receivables from fund clients, of which $432,000 was from USGIF and $2.0 million was from ETFs.

NOTE 4. RESTRICTED CASH

Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use. A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the statements of cash flows is shown below.

(dollars in thousands)	March 31, 2022	June 30, 2021
Cash and cash equivalents	$26,765	$14,436
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$27,765	$15,436

NOTE 5. LEASES

The Company has lease agreements on a continuing operations basis for office equipment that expire in fiscal year 2022. Lease expense totaled $41,000 and $130,000 for the three and nine months ended March 31, 2022, and $39,000 and $116,000 for the three and nine months ended March 31, 2021, respectively.

The following table presents the components of lease expense included in general and administrative expense on the Consolidated Statements of Operations and additional qualitative information concerning the Company’s operating leases.

	Nine Months Ending		Three Months Ending
	March 31,		March 31,
(dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$40	$40	$13	$13
Short-term lease cost	90	76	28	26
Total lease cost	$130	$116	$41	$39

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$40	$40	$13	$13

Weighted-average remaining lease term (in years)	0.08	1.08
Weighted-average discount rate	4.11%	4.11%

The following table presents the maturities of lease liabilities from continuing operations as of March 31, 2022.

(dollars in thousands)
Fiscal Year	Operating Leases
2022 (excluding the nine months ended March 31, 2022)	$4
Total lease payments	4
Less imputed interest	-
Total	$4

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2025. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations for the three and nine months ended March 31, 2022, was $29,000 and $84,000, respectively. Lease income included in other income on the Consolidated Statements of Operations for the three and nine months ended March 31, 2021, was $23,000 and $69,000, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $10,000 and $4,000 at March 31, 2022, and June 30, 2021, respectively.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of March 31, 2022.

(dollars in thousands)
Fiscal Year	Operating Leases
2022 (excluding the nine months ended March 31, 2022)	$19
2023	75
2024	42
2025	36
Thereafter	-
Total lease payments	$172

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2022, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at March 31, 2022, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2022, the credit facility remains unutilized by the Company.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The Company was granted forgiveness of the entire PPP loan and any accrued interest during the year ended June 30, 2021; thus, there was no balance remaining on the loan as of March 31, 2022, or June 30, 2021.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0025 per month for July 2020 through January 2021, $0.0050 per month for February 2021 through September 2021, and $0.0075 per month for October 2021 through March 2022.

In March 2022, the Board authorized the continuance of the monthly dividend of $0.0075 per share from April through June 2022, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2022, the Company repurchased 19,487 and 43,591 class A shares using cash of $97,000 and $233,000, respectively. For the three and nine months ended March 31, 2021, the Company repurchased 19,900 and 35,996 class A shares using cash of $127,000 and $189,000, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At March 31, 2022, there were 231,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. At March 31, 2021, there were no options outstanding and exercisable under the 1989 Plan, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. There were no options granted, forfeited, or exercised for the three and nine months ended March 31, 2022, or 2021.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. For the nine months ended March 31, 2022, $733,000 was recognized as compensation expense. There was no stock-based compensation expense for the three months ended March 31, 2022, or for the three and nine months ended March 31, 2021. As of March 31, 2022, and 2021, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Nine Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net Income (Loss)	$5,134	$27,212	$(846)	$8,607

Weighted average number of outstanding shares
Basic	15,020,920	15,075,064	15,010,630	15,061,818
Effect of dilutive securities
Stock options	1,023	731	952	1,170
Diluted	15,021,943	15,075,795	15,011,582	15,062,988

Earnings Per Share
Basic Net Income (Loss) per share	$0.34	$1.81	$(0.06)	$0.57
Diluted Net Income (Loss) per share	$0.34	$1.81	$(0.06)	$0.57

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and nine months ended March 31, 2022, employee stock options for 231,000 were excluded from diluted EPS. For the three and nine months ended March 31, 2021, no employee stock options were excluded from diluted EPS.

During the three and nine months ended March 31, 2022, and 2021, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

For U.S. federal income tax purposes at March 31, 2022, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers. For Canadian income tax purposes, USCAN has no net operating loss carryovers and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. There was no valuation allowance included at March 31, 2022, or June 30, 2021.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment [1]	Total
Nine Months Ended March 31, 2022
Balance at June 30, 2021	$6,564	$23	$6,587
Other comprehensive loss before reclassifications	(542)	(13)	(555)
Tax effect	114	-	114
Amount reclassified from AOCI	(1,694)	(10)	(1,704)
Tax effect	355	-	355
Net other comprehensive loss	(1,767)	(23)	(1,790)
Balance at March 31, 2022	$4,797	$-	$4,797

Nine Months Ended March 31, 2021
Balance at June 30, 2020	$-	$(4)	$(4)
Other comprehensive income before reclassifications	15,522	18	15,540
Tax effect	(3,260)	-	(3,260)
Amount reclassified from AOCI	(552)	-	(552)
Tax effect	116	-	116
Net other comprehensive income	11,826	18	11,844
Balance at March 31, 2021	$11,826	$14	$11,840

1.         Amounts include no tax expense or benefit.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Nine months ended March 31, 2022
Net operating revenues	$19,270	$-	$19,270
Investment loss	$-	$(1,950)	$(1,950)
Loss from equity method investments	$-	$(206)	$(206)
Other income	$174	$-	$174
Income (loss) before income taxes	$8,750	$(2,409)	$6,341
Depreciation and amortization	$165	$-	$165
Gross identifiable assets at March 31, 2022	$27,652	$34,863	$62,515
Nine months ended March 31, 2021
Net operating revenues	$14,321	$-	$14,321
Investment income	$-	$30,124	$30,124
Income from equity method investments	$-	$420	$420
Gain on forgiveness of PPP loan	$444	$-	$444
Other income	$92	$-	$92
Income before income taxes	$6,842	$28,542	$35,384
Depreciation and amortization	$147	$-	$147
Gross identifiable assets at March 31, 2021	$11,530	$55,292	$66,822
Three months ended March 31, 2022
Net operating revenues	$6,175	$-	$6,175
Investment loss	$-	$(3,495)	$(3,495)
Loss from equity method investments	$-	$(173)	$(173)
Other income	$59	$-	$59
Income (loss) before income taxes	$2,612	$(3,704)	$(1,092)
Depreciation and amortization	$61	$-	$61
Three months ended March 31, 2021
Net operating revenues	$6,355	$-	$6,355
Investment income	$-	$8,424	$8,424
Loss from equity method investments	$-	$(64)	$(64)
Other income	$33	$-	$33
Income before income taxes	$3,379	$8,306	$11,685
Depreciation and amortization	$49	$-	$49

Net operating revenues from investment management services includes operating revenues from USGIF of $803,000 and $3.1 million for the three and nine months ended March 31, 2022, respectively, and $1.2 million and $3.2 million for the three and nine months ended March 31, 2021, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $5.4 million and $16.1 million for the three and nine months ended March 31, 2022, respectively, $5.2 million and $11.1 million for the three and nine months ended March 31, 2021, respectively.

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

The Board has authorized a monthly dividend of $0.0075 per share through June 2022, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2022 is approximately $338,000.

The COVID-19 pandemic and the resulting actions to control or slow the spread had an adverse effect on global and domestic economies and financial markets. The Company continues to monitor the impact of COVID-19, but at the date of this report cannot determine the full impact this virus may have on the financial markets and economy in the future. Should this emerging macro-economic risk reoccur and continue for an extended period, there could be an adverse material financial impact to our business and investments, including a material reduction in our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including: (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, including significant economic disruptions from COVID-19 or other epidemics, pandemics or outbreaks and the actions taken in connection therewith, (iii) the effect of government regulation on the Company’s business, and (iv) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

FACTORS AFFECTING OUR BUSINESS

The rapid spread of COVID-19 and actions taken in response had a significant detrimental effect on the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. Should this emerging macro-economic risk reoccur and continue for an extended period, there could be an adverse material financial impact to the Company’s business and investments, including a material reduction in its results of operations.

COVID-19-related circumstances (e.g., remote work arrangements) did not adversely affect the Company’s ability to maintain operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures.

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

Investment Management Services

The Company provides advisory services for three U.S.-based exchange-traded fund (“ETF”) clients and receives monthly advisory fees based on the net asset values of the funds. Information on the U.S.-based ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The Company also serves as investment advisor to one European-based ETF and receives a monthly advisory fee based on the net asset value of the fund. The European-based ETF is not available to U.S. investors. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee.

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

At March 31, 2022, total assets under management, including ETF and USGIF clients, were approximately $4.1 billion versus $4.6 billion at March 31, 2021, a decrease of $537.0 million, or 11.7 percent. During the nine months ended March 31, 2022, average assets under management, including ETF and USGIF clients, were $4.0 billion versus $3.0 billion during the nine months ended March 31, 2021. At June 30, 2021, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $4.2 billion, and has decreased $161.8 million, or 3.8 percent, during the nine months ended March 31, 2022.

The following tables summarize the changes in assets under management for USGIF for the three and nine months ended March 31, 2022, and 2021.

	Changes in Assets Under Management
	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$388,834	$73,392	$462,226	$427,794	$82,024	$509,818
Market appreciation (depreciation)	14,385	(1,633)	12,752	(24,074)	(234)	(24,308)
Dividends and distributions	-	(56)	(56)	-	(98)	(98)
Net shareholder redemptions	(13,109)	(3,639)	(16,748)	(2,116)	(2,255)	(4,371)
Ending Balance	$390,110	$68,064	$458,174	$401,604	$79,437	$481,041

Average investment management fee	0.94%	0.00%	0.79%	0.95%	0.00%	0.79%
Average net assets	$377,400	$70,638	$448,038	$417,345	$81,905	$499,250

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2022			2021
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$433,380	$75,842	$509,222	$343,214	$82,683	$425,897
Market appreciation (depreciation)	(11,610)	(1,828)	(13,438)	66,319	120	66,439
Dividends and distributions	(61,309)	(225)	(61,534)	(16,243)	(316)	(16,559)
Net shareholder purchases (redemptions)	29,649	(5,725)	23,924	8,314	(3,050)	5,264
Ending Balance	$390,110	$68,064	$458,174	$401,604	$79,437	$481,041

Average investment management fee	0.94%	0.00%	0.79%	0.92%	0.00%	0.76%
Average net assets	$391,976	$73,194	$465,170	$402,921	$83,881	$486,802

As shown above, USGIF period-end assets under management were lower at March 31, 2022, compared to March 31, 2021. Average net assets for the three and nine months in the current fiscal year were lower than the same periods in the previous fiscal year. The equity funds had net market appreciation for the three months ended March 31, 2022, and net market depreciation for the three months ended March 31, 2021. The fixed income funds had net market depreciation for the three months ended March 31, 2022, and 2021. Both the equity funds and fixed income funds had net market depreciation for the nine months ended March 31, 2022, and net market appreciation for the nine months ended March 31, 2021. In total, there were net shareholder redemptions for the three months ended March 31, 2022, and 2021. There were net shareholder purchases for the equity funds, and net shareholder redemptions for the fixed income funds for the nine months ended March 31, 2022, and 2021.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 79 basis points for the nine months ended March 31, 2022, and 76 basis points for the same period in the prior year. The average investment management fee for the equity funds was 94 basis points for the nine months ended March 31, 2022, and 92 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was minimal for both periods.

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

As of March 31, 2022, the Company held investments carried at fair value of $25.2 million and a cost basis of $22.4 million. The fair value of these investments is approximately 40.3 percent of the Company’s total assets at March 31, 2022. In addition, the Company held other investments of approximately $4.2 million and held-to-maturity debt investments of $1.0 million.

Investments recorded at fair value on a recurring basis were approximately $25.2 million at March 31, 2022, compared to approximately $35.3 million at June 30, 2021, the Company’s prior fiscal year end, which is a decrease of approximately $10.1 million. See Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2022, and 2021

The Company posted a net loss of $846,000 ($0.06 per share) for the three months ended March 31, 2022, compared with net income of $8.6 million ($0.57 per share) for the three months ended March 31, 2021, a decrease in net income of approximately $9.5 million. The change is primarily due to a decrease in unrealized investment gain (loss) on corporate investments in the current quarter compared to the same quarter last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2022, decreased $180,000, or 2.8 percent, compared with the three months ended March 31, 2021. This decrease was primarily attributable to the following:

•          Advisory fees decreased by $175,000, or 2.8 percent, primarily as a result of lower average assets under management USGIF and a decrease in base management fees received, and a change from performance fees earned to performance fees paid. Advisory fees are comprised of two components: base management fees and performance fees.

•         Base management fees increased $101,000. The majority of this increase was from ETF unitary management fees, which increased $202,000 as the result of an increase in ETF average assets under management, primarily for the Jets ETF, and the addition of the Jets ETF UCITS product in Europe and the Sea to Sky Cargo ETF. This increase was offset by a decrease in USGIF management fees, which decreased $101,000 as the result of a decrease in USGIF average assets under management.

•         Performance fees for USGIF paid in the current quarter were $120,000 compared to $156,000 earned in the corresponding quarter in the prior year, an unfavorable change of $276,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2022, increased $595,000, or 19.4 percent, compared with the three months ended March 31, 2021. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $612,000, or 40.1 percent, compared to prior quarter, primarily due to increased fund expenses and higher consulting and professional fees, somewhat offset by a decrease in employee compensation of $123,000, or 8.5 percent. Advertising costs increased $94,000 primarily due to the launch of two new ETF products.

Other Income (Loss)

Total consolidated other loss for the three months ended March 31, 2022, was $3.6 million, compared to other income of $8.4 million for the three months ended March 31, 2021, an unfavorable change of approximately $12.0 million, or 143.0 percent. This change was primarily due to the following factors:

•         Investment loss was $3.5 million for the three months ended March 31, 2022, compared to investment income of $8.4 million for the three months ended March 31, 2021, a change of approximately $11.9 million. This was primarily due to unrealized losses of $4.5 million in the current quarter. The same quarter in the prior year had unrealized gains of $7.1 million and realized gains on sales of securities of $563,000. This change was somewhat offset by an increase in dividends and interest income of $235,000.

•         There was $173,000 in losses from equity method investments for the three months ended March 31, 2022, compared to $64,000 in losses for the three months ended March 31, 2021, an increase of $109,000. The Company’s equity method investment was dissolved as of March 31, 2022.

•         There was $59,000 in other income for the three months ended March 31, 2022, compared to $33,000 in other income for the three months ended March 31, 2021, an increase of $26,000. The increase was primarily due to consulting fees earned in the amount of $30,000 from HIVE Blockchain Technologies Ltd. (“HIVE”) for the three months ended March 31, 2022. There were no consulting fees earned from HIVE for the three months ended March 31, 2021. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at March 31, 2022. Effective August 31, 2018, Mr. Holmes was named Interim CEO and Interim Executive Chairman of HIVE. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

Provision for Income Taxes

A tax benefit of $246,000 was recorded for the three months ended March 31, 2022, compared to tax expense of $3.1 million for the three months ended March 31, 2021. The tax benefit in the current quarter was primarily the result of unrealized losses on corporate investments. The tax expense in the same quarter in the prior year was primarily the result of realized gains on sales of securities and an increase in valuation of certain investments, which increased the related deferred tax liability.

RESULTS OF OPERATIONS – Nine months ended March 31, 2022, and 2021

The Company posted net income of $5.1 million ($0.34 per share) for the nine months ended March 31, 2022, compared with net income of $27.2 million ($1.81 per share) for the nine months ended March 31, 2021, a decrease in net income of approximately $22.1 million. The change is primarily due to a decrease in realized and unrealized investment gains in the current period compared to the same period last year, offset by an increase in operating income compared to the same period last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2022, increased $4.9 million, or 34.6 percent, compared with the nine months ended March 31, 2021. This increase was primarily attributable to the following:

•          Advisory fees increased by $5.0 million, or 35.0 percent, primarily as a result of higher average assets under management in the ETFs and an increase in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•         Base management fees increased $5.0 million. The majority of this increase was from ETF unitary management fees, which increased $5.0 million as the result of an increase in ETF average assets under management, primarily for the Jets ETF.

•         Performance fees for USGIF earned in the current period were $209,000 compared to $280,000 in the corresponding period in the prior year, a decrease of $71,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2022, increased $930,000, or 9.3 percent, compared with the nine months ended March 31, 2021. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $1.4 million, or 35.4 percent, primarily due to higher consulting and professional fees, increased fund expenses, and higher directors’ fees and expenses, primarily due to amortization of stock options. This is offset by a decrease in employee compensation of $669,000, or 11.9 percent, primarily as a result of a decrease in bonuses, somewhat offset by amortization of employee stock options. Bonuses in same period last year related to realized investment gains and positive company and fund performance.

Other Income (Loss)

Total consolidated other loss for the nine months ended March 31, 2022, was $2.0 million, compared to $31.1 million in income for the nine months ended March 31, 2021, a change of approximately $33.1 million, or 106.4 percent. This change was primarily due to the following factors:

•         Investment loss was $2.0 million for the nine months ended March 31, 2022, compared to investment income of $30.1 million for the nine months ended March 31, 2021, a change of approximately $32.1 million. This was primarily due to unrealized losses on equity securities of $4.9 million and realized gains on sales of securities of $1.8 million in the current period, whereas the same period in the prior year had unrealized gains of $13.6 million on equity securities and realized gains on sales of securities of $15.6 million.

•         There was $206,000 in losses from equity method investments for the nine months ended March 31, 2022, compared to $420,000 in income for the nine months ended March 31, 2021, a change of $626,000. The Company’s equity method investment was dissolved as of March 31, 2022.

•         For the nine months ended March 31, 2021, there was a gain of $444,000, due to extinguishment of debt related to forgiveness of the Paycheck Protection Program (“PPP”) loan and accrued interest. See further information on the PPP loan in Note 6, Borrowings, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•         There was $174,000 in other income for the nine months ended March 31, 2022, compared to $92,000 in other income for the three months ended March 31, 2021, an increase of $82,000. The increase was primarily due to consulting fees earned in the amount of $90,000 from HIVE Blockchain Technologies Ltd. (“HIVE”) for the nine months ended March 31, 2022. There were no consulting fees earned from HIVE for the nine months ended March 31, 2021. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at March 31, 2022. Effective August 31, 2018, Mr. Holmes was named Interim CEO and Interim Executive Chairman of HIVE. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

Provision for Income Taxes

A tax expense of $1.2 million was recorded for the nine months ended March 31, 2022, compared to tax expense of $8.2 million for the nine months ended March 31, 2021. The tax expense in the current period was primarily the result of operating income, offset by a decrease in valuation of certain investments, which decreased the related deferred tax liability. The tax expense in the same period in the prior year was primarily the result of realized gains on sales of securities and an increase in valuation of certain investments, which increased the related deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, the Company had net working capital (current assets minus current liabilities) of approximately $31.8 million, an increase of $10.2 million, or 47.2 percent, since June 30, 2021, and a current ratio (current assets divided by current liabilities) of 7.6 to 1. With approximately $26.8 million in cash and cash equivalents, an increase of $12.3 million, or 85.4 percent since June 30, 2021, and $7.7 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 55.2 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $9.1 million, proceeds on sales of investments of $2.9 million, and proceeds from principal paydowns of $2.3 million. Consolidated shareholders’ equity at March 31, 2022, was $57.2 million, an increase of $2.9 million, or 5.3 percent since June 30, 2021. The increase was primarily due to net income of $5.1 million for the nine months ended March 31, 2022, offset by a decrease in other comprehensive income (loss) of $1.8 million, and dividends declared of $1.0 million.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2022, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2022, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2022, but may be suspended or discontinued at any time. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $34.5 million are available to fund current activities.

Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

The rapid spread of COVID-19 and actions taken in response had a significant detrimental effect on the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. Should this emerging macro-economic risk reoccur and continue for an extended period, there could be an adverse material financial impact to the Company’s business and investments, including a material reduction in its results of operations.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of the COVID-19 had an adverse effect on global and domestic financial markets, which may reoccur and continue for an undetermined period. This may adversely affect assets under management and thus the Company’s revenues and operating results. Market declines also affect the valuation of the Company’s corporate investments, which also adversely affects the Company’s balance sheet and results of operations.

Macroeconomic declines, including inflation; negative political developments, including volatile market conditions due to investor concerns regarding inflation and potential hostilities between Russia and Ukraine; adverse market conditions; and catastrophic events may cause a decline in the Company’s revenue, an increase in the Company’s costs, negatively affect the Company’s operating results, adversely affect the Company’s cash flow, and could result in a decline in the Company’s stock price.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three months ended March 31, 2022, the Company realized a decrease of $120,000 in its USGIF base advisory fee, and for the nine months ended March 31, 2022, an increase of $209,000 due to these performance adjustments. For the three and nine months ended March 31, 2021, the Company realized an increase in its USGIF base advisory fee of $156,000 and $280,000, respectively, due to these performance adjustments. Management cannot predict future performance adjustments.

Corporate Investments

The Company’s Consolidated Balance Sheets includes assets whose fair value is subject to market risks. The market risks are primarily associated with equity prices, interest rates, and foreign currency exchange rates. The fair values of corporate investments with exposure to the cryptocurrency industry are subject to considerable volatility.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of March 31, 2022, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

(dollars in thousands)	Fair Value at March 31, 2022	Hypothetical Percentage Change	Estimated Fair Value After Hypothetical Price Change	Estimated Increase (Decrease) in Net Income (Loss) (1)
Equity securities at fair value	$12,478	25% increase	$15,598	$2,464
		25% decrease	$9,359	$(2,464)
Embedded derivatives at fair value [2]	$492	25% increase	$615	$97
		25% decrease	$369	$(97)

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

The effects of the COVID-19 had an adverse effect on global and domestic financial markets, which may reoccur and continue for an undetermined period. This not only adversely affects the Company’s assets under management but also the valuation of the Company’s corporate investments.

A significant portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $4.8 million at March 31, 2022. Also, the embedded derivatives shown in the above table, which were valued at $492,000 at March 31, 2022, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

Interest rate risk

Due to the Company’s investments in debt securities carried at fair value, interest rate fluctuations represent a market risk factor affecting the Company’s consolidated financial position. Debt securities may fluctuate in value due to changes in interest rates. Typically, investments subject to interest rate risk will decrease in value when interest rates rise and increase in value when interest rates decline. Interest rates have recently been at historical lows due to, among other things, governmental intervention, including quantitative easing. There may be less governmental intervention in the near future to maintain low interest rates. If so, it could cause an increase in interest rates, which would have a negative impact on the value of debt securities and could negatively affect the value of the Company’s investments in debt securities.

Foreign currency risk

A portion of cash and certain corporate investments are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would lower the value of those cash accounts and corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could impact their valuation and thus the revenue received by the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2022, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). We believe that the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of September 30, 2021, that represented a material weakness in our internal control over financial reporting. The deficiency is the result of an existing control failing to operate effectively. Specifically, the Company’s control involving the review of tax-related journal entries were not adequately performed. Management is in the process of remediation efforts intended to address the material weakness. The remediation efforts are focused on improving oversight of tax services for the Company. Management, under the supervision of the Audit Committee, has a remediation plan, including a timetable for implementation, and reports regularly to the Audit Committee regarding the status of the implementation activities.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of March 31, 2021, that represented a material weakness in our internal control over financial reporting. The deficiency is the result of inadequate design and implementation of internal controls to identify complex investments requiring specialized valuation expertise. Specifically, the Company’s controls over valuation procedures did not address valuation methodologies for hybrid financial instruments that led to the restatement of previously issued financial statements. Management has designed and implemented remediation to address the material weakness. The remediation included amending the Company’s valuation procedures to include the use of a binomial lattice model and/or utilizing an independent pricing service to value these types of complex investments. The valuation procedures were reviewed and approved by the Company’s Board of Directors. We concluded that the material weakness was remediated as of December 31, 2021.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2021. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
Period	Total Number of Shares Purchased [1]	Total Amount Purchased	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plan [3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01-01-22 to 01-31-22	2,781	$13	$4.77	2,781	$2,737
02-01-22 to 02-28-22	-	-	$-	-	$4,987
03-01-22 to 03-31-22	16,706	84	$5.04	16,706	$4,903
Total	19,487	$97	$5.00	19,487

1     The Board of Directors of the company approved on December 7, 2012, and renewed annually, a repurchase of up to $2.75 million in each of calendar years 2013 through 2022 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations. On February 25, 2022, the Company announced that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million.

2     The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.

3     The total amount of shares that may be repurchased in 2022 under the program is $5.0 million.

ITEM 6. EXHIBITS

1. Exhibits –
10.10

(C) Amended Schedule A to Advisory Agreement with ETF Series Solutions, incorporated by reference to Post-Effective Amendment 755 and Amendment 756 filed October 28, 2021 (EDGAR Accession No. 0000894189-21-007557)

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

U.S. GLOBAL INVESTORS, INC.

DATED:	May 9, 2022	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 9, 2022	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer