Form 10-K
period 2022-06-30
U S GLOBAL INVESTORS INC
filed 2022-09-02
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the 11,689,467 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $51,433,655, based on the last sale price quoted on NASDAQ as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 4,075 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2021 (based on the last sale price of the class C common stock in a private transaction) was $1,019. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 19, 2022, there were 12,884,169 shares of Registrant’s class A nonvoting common stock issued and 11,901,339 shares of Registrant’s class A nonvoting common stock outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,635 shares of Registrant’s class C voting common stock issued and outstanding.

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

Business Segments

Business segments are discussed below.

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

In addition to providing advisory services to USGIF, the Company provides advisory services to three U.S.-based ETFs: U.S. Global Jets ETF, U.S. Global GO GOLD and Precious Metal Miners ETF, and the U.S. Global Sea to Sky Cargo ETF. The advisory agreement for the U.S. Global Jets ETF and the U.S. Global GO GOLD and Precious Metal Miners ETF has been renewed through September 2023. The advisory agreement for the U.S. Global Sea to Sky Cargo ETF will continue in force for the initial period of two years from January 2022, and thereafter, the advisory agreement will be subject to renewal on an annual basis. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The advisory services agreement for the U.S. Global Jets UCITS ETF is not subject to renewal on an annual basis and is terminable upon 6-months' notice.

Net assets under management on June 30, 2022, and June 30, 2021, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2022	June 30, 2021
(dollars in thousands)
ETF Clients
Airline and Cargo
U.S. Global Jets ETF	JETS	$2,453,268	$3,616,805
U.S. Global Jets UCITS ETF	JETS	12,934	947
U.S. Global Sea to Sky ETF	SEA	7,568	-
Total Airline and Cargo		2,473,770	3,617,752
Gold and Natural Resources
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	76,609	102,635
Total Gold and Natural Resources		76,609	102,635
Total ETF Clients		2,550,379	3,720,387

U.S. Global Investors Funds
Gold and Natural Resources
Global Resources	PSPFX	57,385	70,758
World Precious Minerals	UNWPX	59,075	112,861
Gold and Precious Metals	USERX	111,953	158,378
Total Gold and Natural Resources		228,413	341,997
Emerging Markets
Emerging Europe	EUROX	10,821	24,779
China Region	USCOX	7,624	12,546
Total Emerging Markets		18,445	37,325
International Equity
Global Luxury Goods (formerly known as Holmes Macro Trends)	USLUX	39,508	54,058
Total International Equity		39,508	54,058
Bond
U.S. Government Securities Ultra-Short Bond	UGSDX	35,490	39,079
Near-Term Tax Free	NEARX	35,671	36,763
Total Bond		71,161	75,842
Total U.S. Global Investors Funds		357,527	509,222
Total AUM		$2,907,906	$4,229,609

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

Human Capital

As of June 30, 2022, U.S. Global and its wholly-owned subsidiaries employed 20 full-time employees and 2 part-time employees. The Company considers its relationship with its employees to be good. Our compensation program is designed to attract, retain and reward qualified individuals who possess the skills and motivation necessary to support our business objectives and assist in the achievement of goals. Key to our compensation program are performance-based cash and fund share bonuses and incentives for achieving professional certifications. In addition to base salary and bonus compensation, we also offer employees benefits such as life, disability, and health (medical, dental and vision) insurance, paid time off, a 401(k) plan that includes a match, discretionary profit-sharing, and assistance with savings programs. Long-term incentive awards include stock options.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2021 there were approximately 8,900 domestically registered open-end investment companies and approximately 2,700 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives and have greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete with these other mutual funds. In particular, the Company is known for its expertise in the gold mining and exploration, natural resources, emerging markets, and airlines. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.

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

Despite the Company’s expertise in gold mining and exploration, natural resources, emerging markets, and airlines, the Company faces the same obstacle many advisers face, namely uncovering undervalued investment opportunities as the markets face further uncertainty and increased volatility. In addition, the growing number of alternative investments, especially in specialized areas, has created pressure on the profit margins and increased competition for available investment opportunities.

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

Relationships with Clients

The business of the Company is to a significant degree dependent on its association and contractual relationships with USGIF and exchange traded fund clients. In the event the advisory or administrative agreements with USGIF or the advisory agreements with exchange traded fund clients are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global considers its relationships with its clients to be good, and management has no reason to believe that the management and service contracts will not be renewed in the future; however, there is no assurance that USGIF and/or the exchange traded fund clients will choose to continue their relationships with the Company.

Available Information

The Company’s Internet website address is www.usfunds.com. Information contained on the Company’s website is not part of this annual report on Form 10-K. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with (or furnished to) the SEC are available through a link on the Company’s Internet website, free of charge, as soon as reasonably practicable after such material is filed or furnished. (The link to the Company’s SEC filings can be found at www.usfunds.com by clicking “Investor Relations.”) The Company routinely posts important information on its website.

The Company also posts its Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Executive and Senior Financial Officer and the charters of the audit and compensation committees of its Board of Directors on the Company’s website in the “Policies and Procedures” section of "About Us." The Company’s SEC filings and governance documents are available in print to any stockholder that makes a written request to: Investor Relations, U.S. Global Investors, Inc., 7900 Callaghan Road, San Antonio, Texas 78229.

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

Investment Company Act - Certain changes in control of the Company would automatically terminate our investment management agreements with our client, unless the funds' boards of directors and shareholders vote to continue the agreements.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The funds' board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by the Company. Under the Advisers Act, a client's investment management agreement may not be assigned by the investment advisor without the client's consent. An advisor's ownership is considered to be assigned to another party when a controlling block of the advisor's ownership is transferred. In our case, an assignment would occur with a transfer or issuance of a controlling block of Class C shares. The Company cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if an assignment occurs. This restriction may discourage potential purchasers from acquiring a controlling interest in the Company.

Risks Related to Our Common Stock

One person beneficially owns substantially all of our voting stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly traded non-voting stock.

Frank Holmes, CEO, is the beneficial owner of over 99 percent of our class C voting convertible common stock, and is subject to the Investment Company Act as described above, and controls the outcome of all issues requiring a vote of stockholders. All of our publicly traded stock is nonvoting stock. Consequently, except to the extent provided by law, stockholders other than Frank Holmes have no vote with respect to the election of directors or any other matter requiring a vote of stockholders. Frank Holmes is able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of the Company. This lack of voting rights may adversely affect the market value of the publicly traded class A nonvoting common stock.

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

In addition, the Company has invested in convertible securities and warrants in the cryptocurrency mining industry through its corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. This volatility may materially impact the Company’s financial statements and thus affect the Company’s common stock market price. In addition, the price of the Company’s common stock may fluctuate to the extent that shareholders invest in the Company’s common stock as a proxy for cryptocurrency. The investing public may be influenced by future anticipated appreciation or depreciation in value of cryptocurrencies or blockchain generally, factors over which the Company has little or no influence or control. The Company’s stock price may also be subject to volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may change over time.

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

Specifically, the effects of the outbreak of the novel coronavirus (COVID-19) had an adverse effect on the global economy, the United States economy and the global financial markets. Should this reoccur and continue for an extended period, it may disrupt the Company’s operations and the Company’s clients’ operations, which could have an adverse effect on the Company’s business, financial condition and results of operations. A recurrence of an outbreak of any kind of epidemic, communicable disease or virus or major public health issue could cause a slowdown in the levels of economic activity generally, which would adversely affect the Company’s business, financial condition and operations.

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

A substantial amount of assets under management is concentrated in the U.S. Global Jets ETF (86 percent and 82 percent of average net assets for fiscal years 2022 and 2021, respectively). Consequently, the Company’s revenues followed a similar pattern of concentration (82 percent and 76 percent of total operating revenues for fiscal years 2022 and 2021, respectively). As a result, our operating results are particularly dependent upon the performance of one fund and our ability to maintain and grow assets under management in that fund. If this fund were to experience a significant decrease in market value or redemptions, our assets under management would be reduced, adversely affecting our revenues.

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

The Company has invested in convertible securities and warrants in the cryptocurrency mining industry through its corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the valuation of the Company’s cryptocurrency-related investments.

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

Holders

On August 19, 2022, there were approximately 181 holders of record of class A common stock, no holders of record of class B common stock, and 20 holders of record of class C common stock.

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

For the quarter ended June 30, 2022, the Company purchased a total of 45,696 class A shares using cash of $219,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2022. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2022.

(dollars in thousands, except price data)
					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	May Yet Be
	Total Number of	Total Amount	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased 1	Purchased	Paid Per Share 2	Announced Plan 3	the Plan

04-01-22 to 04-30-22	15,544	$80	$5.14	15,544	$4,823
05-01-22 to 05-31-22	16,897	80	$4.74	16,897	$4,743
06-01-22 to 06-30-22	13,255	59	$4.43	13,255	$4,684
Total	45,696	$219	$4.78	45,696

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

Dividends

The Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2022 through September 2022. The total amount of cash dividends to be paid to class A and class C shareholders from July 2022 to September 2022 will be approximately $337,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2022. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Item 6. [Reserved]

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

The world economy has largely moved on from the current circulating COVID-19 variant except for China, where they have large city-wide lockdowns to try to halt the spread of virus, which have kept world supply chains tight to uncertain. With Russia invading Ukraine, this compounded the supply chain issues with most of the world, barring prominent China and India holdouts, having stopped trading for Russian commodities. However, Europe is still heavily dependent on Russian natural gas which is being used as leverage against Europe for helping Ukraine defend itself. The confluence of these factors has led to the highest inflation in the U.S. in forty years. Energy markets were tight with oil and natural gas futures up 58.6 percent and 81.7 percent, respectively, over the past fiscal year. Thus, energy and utilities stocks were the best performing sectors in the S&P 500 over the trailing twelve months ending June 30, 2022. However, 6 of the 11 sectors which make up the S&P 500 posted double digit losses, with the S&P 500 down 10.6 percent on a total return basis. While not a bear market on a year-over-year measure, the S&P 500 was down nearly 20.0 percent over the last six months ended June 30, 2022.

With inflation becoming a significant problem, the Federal Reserve began embarking on a path of interest rate hikes that accelerated as the fiscal year ended. Fear that the U.S. was already in a recession due to high energy prices and escalating borrowing costs were confirmed after the end of the fiscal year with two consecutive negative GDP quarters. Performance has been affected with airlines down 31.3 percent and luxury goods off 23.7 percent for the fiscal year. Although airline travel has improved significantly with COVID-19 related travel restrictions being lifted, the industry’s earnings are impacted by the significant spike in jet fuel prices.

With interest rates climbing in the U.S. and the turmoil in Europe, investors largely flocked to the U.S. dollar, pushing it up 10.3 percent for the year ended June 30, 2022. However, gold also held up, marking a 2.1 percent gain for the same period while silver, platinum, and palladium fell in price by 22.4 percent, 16.6 percent, and 30.3 percent, respectively. Industrial metal prices also fell with copper off 13.1 percent for the year ended June 30, 2022.

The Company’s emerging markets products also declined in value with war in Ukraine and China’s decision to have large city-wide lockdowns to contain virus transmission. Eastern European markets fell 46.3 percent during the year ended June 30, 2022, with the collapse of the Russian stock market and its collateral damage on its neighbors. Trade tensions still exist between the U.S. and China despite the change in presidential power, and President Biden has been slow to relax many of the trade barriers erected against China. Chinese markets are off 29.5 percent for the fiscal year.

Mutual funds in general continued to see outflows compared to other investment alternatives, including ETFs. The Company has three ETF products listed on the New York Stock Exchange: the U.S. Global Jets ETF (ticker JETS), which concentrates on the U.S. and international airline industry, the U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), which invests in companies engaged in the production of precious metals either through active (mining or production) or passive (owning royalties or production streams) means, and U.S. Global Sea to Sky Cargo ETF (ticker SEA), which concentrates on the global sea shipping and air freight industries. The Company has one European-based ETF product listed on various exchanges in Europe, the U.S. Global Jets UCITS ETF (ticker JETS), which concentrates on the U.S. and international airline industry.

Assets in the Jets ETF were $2.5 billion and $3.6 billion at June 30, 2022, and 2021, respectively. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

The spread of the global COVID-19 outbreak and actions taken in response have affected the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. The Company cannot determine the long-term impact of COVID-19 on the Company’s business. Should this macro-economic risk reemerge and continue for an extended period, there could be an adverse material financial impact to the Company’s business and investments, including a material reduction in its results of operations.

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

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2022	June 30, 2021
Investment Management Services
ETF Clients	$2,550,379	$3,720,387
USGIF	357,527	509,222
Total AUM	$2,907,906	$4,229,609

On June 30, 2022, total AUM as of period end was $2.9 billion compared to $4.2 billion on June 30, 2021, a decrease of  $1.3 billion, or 31.2 percent. The decrease was primarily due to market depreciation in the ETFs, primarily the U.S. Global Jets ETF (“Jets ETF”), in the month of June 2022.

During fiscal year 2022, average AUM was $3.9 billion compared to $3.4 billion in fiscal year 2021, an increase of 17.7 percent. The increase was primarily due to inflows into the Jets ETF during fiscal 2021, resulting in an increase in average assets throughout the year, while average assets in fiscal 2022 were relatively steady until June 2022. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

The following is a brief discussion of the Company’s two business segments.

Investment Management Services

The Company generates operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $3.8 million and $4.5 million in fiscal 2022 and fiscal 2021, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and the USGIF funds do not currently charge a redemption fee.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2022, and 2021, the Company adjusted its base advisory fees upward by $20,000 and $482,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $755,000, or 17.5 percent, in fiscal year 2022 compared to fiscal year 2021, primarily as a result of a decrease in average assets under management driven by market depreciation in the equity funds and a decrease in received performance fees.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

●	market appreciation or depreciation;
●	the addition of new fund shareholder accounts;
●	fund shareholder contributions of additional assets to existing accounts;
●	withdrawals of assets from and termination of fund shareholder accounts;
●	exchanges of assets between accounts or products with different fee structures; and
●	the amount of fees voluntarily reimbursed.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2022 and 2021.

	Year Ended June 30, 2022
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$433,380	$75,842	$509,222
Market depreciation	(110,465)	(2,201)	(112,666)
Dividends and distributions	(61,309)	(285)	(61,594)
Net shareholder purchases (redemptions)	24,761	(2,195)	22,566
Ending Balance	$286,367	$71,161	$357,528
Average investment management fee	0.93%	0.00%	0.78%
Average net assets	$380,519	$71,818	$452,337

	Year Ended June 30, 2021
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$343,214	$82,683	$425,897
Market appreciation	101,575	229	101,804
Dividends and distributions	(16,243)	(401)	(16,644)
Net shareholder purchases (redemptions)	4,834	(6,669)	(1,835)
Ending Balance	$433,380	$75,842	$509,222
Average investment management fee	0.93%	0.00%	0.77%
Average net assets	$412,905	$82,289	$495,194

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 78 basis points in fiscal year 2022 and 77 basis points in fiscal year 2021. The average investment management fee for equity funds in both fiscal years 2022 and 2021 was 93 basis points. The average investment management fee for the fixed income funds was nil for both fiscal years 2022 and 2021, respectively. The low fee rate for the fixed income funds is due to voluntary fee waivers on these funds as discussed in Note 3, Investment Management and Other Fees, in the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company serves as investment advisor to three U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2023. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients totaling $21.0 million and $17.1 million in fiscal year 2022 and fiscal year 2021, respectively. Average assets in the ETFs increased in fiscal year 2022, primarily in the Jets ETF. Information on the U.S.-based ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee. The U.S. Global Jets UCITS ETF is not available to U.S. investors.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the cost, unrealized gain or loss, and fair value of investments carried at fair value as of June 30, 2022, and June 30, 2021.

Securities at Fair Value	Cost	Unrealized Gain in Other Comprehensive Income	Unrealized Gain (Loss) in Investment Income (Loss)	Fair Value
(dollars in thousands)
Equity securities at fair value [1]	$19,967	$-	$(3,539)	$16,428
Available-for-sale debt securities at fair value [2]	8,576	5,412	(2,539)	11,449
Total at June 30, 2022	$28,543	$5,412	$(6,078)	$27,877

Equity securities at fair value [1]	$14,363	$-	$3,895	$18,258
Available-for-sale debt securities at fair value [2]	8,741	8,308	-	17,049
Total at June 30, 2021	$23,104	$8,308	$3,895	$35,307

1.	Changes in unrealized and realized gains and losses are included in earnings in the statement of operations.

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

The investments shown above include investments at fair value of $12.8 million and $7.3 million, as of June 30, 2022, and 2021, respectively, invested in USGIF funds the Company advised.

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

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal year 2022, the Company had a total investment loss of $4.0 million, compared to $28.3 million investment income in fiscal year 2021. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A significant portion of the securities recorded at fair value in the above table is in investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $14.1 million at June 30, 2022, and $25.1 million at June 30, 2021. The investments in HIVE are discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. Frank Holmes, CEO, is the executive chairman of HIVE. Effective August 31, 2018, Mr. Holmes was named Interim CEO of HIVE.

Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile, and may be influenced by a wide variety of factors, including speculative activity. Cryptocurrency mining companies face a variety of risks, including, but not limited to, environmental concerns, regulatory factors, and heightened risks of cybersecurity attacks for which there may be no source of recovery. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the balance sheet, unrealized gain (loss) recognized in investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss).

In addition to the investments above, as of June 30, 2022, and 2021, the Company owned other investments of approximately $4.0 million and $3.5 million, respectively, classified as securities without readily determinable fair values.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

Year Ended June 30, 2022, Compared with Year Ended June 30, 2021

The Company posted net income, as shown in the Consolidated Statements of Operations, of $5.5 million ($ 0.37 per share) for the year ended June 30, 2022, compared with net income of $32.0 million ($ 2.12 per share) for the year ended June 30, 2021, a decrease of approximately $26.5 million. The change is primarily due to lower realized gains and unrealized investment losses in the current year compared to higher realized gains and unrealized investment gains in the prior year, as discussed further below.

Operating Revenues

	Year ended June 30,
			$	%
(dollars in thousands)	2022	2021	Change	Change
ETF advisory fees:
Airline and cargo ETFs	$20,378	$16,473	$3,905	23.7%
Gold and natural resources ETF	584	654	(70)	(10.7)%
Total ETF advisory fees	20,962	17,127	3,835	22.4%
Investment advisory fees - USGIF:
Gold and natural resources funds	$2,851	$3,606	$(755)	(20.9)%
Emerging markets funds	213	302	(89)	(29.5)%
International equity funds	499	407	92	22.6%
Bond funds	-	3	(3)	(100.0)%
Total investment advisory fees - USGIF	3,563	4,318	(755)	(17.5)%
Total advisory fees	24,525	21,445	3,080	14.4%
USGIF administrative services fees	189	209	(20)	(9.6)%
Total Operating Revenues	$24,714	$21,654	$3,060	14.1%

Total consolidated operating revenues for the year ended June 30, 2022, increased $3.1 million, or 14.1 percent, compared with the year ended June 30, 2021. This increase was primarily attributable to the following:

●

Advisory fees increased by $3.1 million, or 14.4 percent, primarily as the result of higher ETF assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

○

Base management fees increased approximately $3.5 million. ETF unitary management fees increased due to an increase in ETF average assets under management, primarily in the Jets ETF, and the addition of the Jets ETF UCITS product in Europe and the Sea to Sky Cargo ETF. Base fees for USGIF increased primarily as a result of higher average assets under management, primarily due to market appreciation.

○

Performance fee adjustments for USGIF received in the current year were $20,000 compared to $482,000 in the prior year, a decrease of $462,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

●

Administrative services fees decreased by $20,000, or 9.6 percent, primarily as a result of higher net assets under management upon which these fees are based in the current period. These fees are paid by USGIF based on average daily net assets for administrative services provided by the Company to the Funds.

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from two sources: exchange-traded fund advisory fees and USGIF advisory fees. In fiscal year 2022, these sources accounted for 84.8 percent and 14.4 percent, respectively, of the Company’s operating revenues.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2022, and 2021, the Company adjusted its base advisory fees upward by $20,000 and $482,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $755,000, or 17.5 percent, in fiscal year 2022 compared to fiscal year 2021, primarily as a result of a decrease in average assets under management driven by market depreciation in the equity funds and a decrease in performance fees received.

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

The Company serves as investment advisor to three U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs, and has agreed to bear all expenses of the ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2023. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients of $21.0 million and $17.1 million in fiscal years 2022 and 2021, respectively, due to an increase in assets as discussed above.

Operating Expenses

	Year ended June 30,
			$	%
(dollars in thousands)	2022	2021	Change	Change
Employee compensation and benefits	$6,059	$7,369	$(1,310)	(17.8)%
General and administrative	6,911	5,704	1,207	21.2%
Advertising	405	220	185	84.1%
Depreciation and amortization	226	196	30	15.3%
Total	$13,601	$13,489	$112	0.8%

Total operating expenses increased $112,000, or 0.8 percent, compared with the previous fiscal year. This increase was primarily attributable to increases in general and administrative expenses, offset by lower employee compensation, as described below.

Employee Compensation and Benefits. Employee compensation and benefits decreased $1.3 million, or 17.8 percent, in fiscal year 2022, primarily as a result of lower bonuses related to lower realized investment gains than in the previous fiscal year.

General and Administrative. General and administrative expenses increased $1.2 million, or 21.2 percent, in fiscal year 2022, primarily due to increased fund expenses and higher consulting and professional fees.

Other Income (Loss)

	Year ended June 30,
			$	%
(dollars in thousands)	2022	2021	Change	Change
Investment income (loss)	$(4,046)	$28,338	$(32,384)	(114.3)%
Income (loss) from equity method investments	(206)	347	(553)	(159.4)%
Gain on forgiveness of PPP loan	-	444	(444)	(100.0)%
Other income	235	144	91	63.2%
Total Other Income (Loss)	$(4,017)	$29,273	$(33,290)	(113.7)%

Total consolidated other loss for the year ended June 30, 2022, was $4.0 million, compared to $29.3 million in income for the year ended June 30, 2021, a change of $33.3 million, or 113.7 percent. The change was primarily due to the following components and factors:

●

Investment loss was $4.0 million for the year ended June 30, 2022, compared to investment income of $28.3 million for the year ended June 30, 2021, a change of approximately $32.4 million.  Investment income (loss) is dependent on market fluctuations and does not remain at a consistent level.

○	The current year ended June 30, 2022, had unrealized losses on equity securities of $7.2 million, unrealized losses on embedded derivatives of $2.5 million, and realized gains on sales of securities of $1.8 million, whereas the prior year ended June 30, 2021, had unrealized gains of $9.9 million on equity securities, no unrealized losses on embedded derivatives, and realized gains on sales of equity securities of $16.6 million. The $16.6 realized gains on equity securities in the prior year ended June 30, 2021, was primarily from the sale of the Company’s investment in common stock of HIVE, resulting in $15.0 million of the realized gains included in investment income.
○

The year ended June 30, 2022, had dividend and interest income of $1.9 million, compared to $464,000 in the prior year ended June 30, 2021, an increase of $1.5 million, or 320.0 percent, primarily due to the Company’s investment in convertible debentures in HIVE during the prior year.

○

Also, due to the Company’s investment in convertible debentures in HIVE during the prior year, there were realized gains on debt securities of $2.2 million for the year ended June 30, 2022, compared to $1.2 million in the prior year ended June 30, 2021, an increase of $1.0 million, or 85.7 percent.

○

A significant portion of corporate investments is held in securities of a company in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

●	There was $206,000 in losses from equity method investments for the year ended June 30, 2022, compared to $347,000 in income for the year ended June 30, 2021, a decrease of $553,000. The Company’s equity method investment was dissolved during the year ended June 30, 2022.

●

The Company recorded a gain of $444,000 for the year ended June 30, 2021, due to extinguishment of debt related to forgiveness of the Paycheck Protection Program (“PPP”) loan and accrued interest. See further information on the PPP loan in Note 9, Borrowings, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

●

There was $235,000 in other income for the year ended June 30, 2022, compared to $144,000 in other income for the year ended June 30, 2021, an increase of $91,000. The increase was primarily due to consulting fees earned in the amount of $120,000 from HIVE Blockchain Technologies Ltd. (“HIVE”) during the current year, compared to $40,000 during the prior year. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at June 30, 2022. Effective August 31, 2018, Mr. Holmes was named Interim CEO and Interim Executive Chairman of HIVE. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

Provision for Income Taxes

A tax expense of $1.6 million was recorded for the year ended June 30, 2022, compared to a tax expense of $5.5 million for the year ended June 30, 2021. The tax expense in the current year was primarily the result of operating income, offset by a decrease in valuation of certain investments, which resulted in a deferred tax asset. The tax expense in the prior period was primarily the result of operating income, realized gain on sale of securities, and unrealized gains on securities.

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. U.S. Global Investors (Canada) Limited (“USCAN”) files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Liquidity and Capital Resources

At June 30, 2022, the Company had net working capital (current assets minus current liabilities) of approximately $33.9 million and a current ratio (current assets divided by current liabilities) of 9.2 to 1. With approximately $22.3 million in cash and cash equivalents and $13.8 million in securities carried at fair value, excluding convertible securities, which together comprise approximately 59.5 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $56.5 million.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $10.5 million, proceeds on sales of equity investments of $2.9 million, and proceeds from principal paydowns of $3.0 million, somewhat offset by $6.7 million of corporate investment purchases. Consolidated shareholders’ equity at June 30, 2022, was $56.5 million, an increase of $2.2 million, or 4.0 percent since June 30, 2021. The increase was primarily due to net income of $5.5 million for the year ended June 30, 2022, somewhat offset by decrease in other comprehensive income (loss) of $2.3 million, and dividends declared of $1.4 million.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2023, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2022, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2022. The advisory agreement for the U.S. Global Jets ETF and the U.S. Global GO GOLD and Precious Metal Miners ETF has been renewed through September 2023. The advisory agreement for the U.S. Global Sea to Sky Cargo ETF will continue in force for the initial period of two years from January 2022, and thereafter, the advisory agreement will be subject to renewal on an annual basis.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary. The stock repurchase plan is approved through December 31, 2022, but may be suspended or discontinued as deemed necessary. Cash and securities recorded at fair value, excluding convertible securities, of approximately $36.1 million are available to fund current activities.

Contractual obligations primarily consist of agreements for services used in daily operations and for marketing and distribution. Other contractual obligations consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

The Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2022 through September 2022. The total amount of cash dividends to be paid to class A and class C shareholders from July 2022 to September 2022 will be approximately $337,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2022. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

The spread of the global COVID-19 had an adverse effect on global and domestic economies and financial markets, which may reoccur and continue for an undetermined period. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. This may adversely affect the Company’s balance sheet and results of operations.

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

Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values. The Company believes that the estimates related to fair values of financial instruments are critical accounting estimates because the assumptions used could significantly impact the unrealized gains or losses recorded in the Company’s Consolidated Financial Statements.

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

Assessing the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns requires judgment. The Company believes that income taxes include critical accounting estimates because variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the years ended June 30, 2022, and 2021, the Company realized an increase in its USGIF base advisory fee of $20,000 and $482,000, respectively, due to these performance adjustments.

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

The following table summarizes the Company’s equity price risks in securities carried at fair value as of June 30, 2022, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

		Hypothetical	Estimated Fair Value	Estimated Increase
	Fair Value at	Percentage	After Hypothetical	(Decrease) in
(dollars in thousands)	June 30, 2022	Change	Price Change	Net Income (Loss) (1)
Equity securities at fair value	$16,428	25% increase	$20,535	$3,245
		25% decrease	$12,321	$(3,245)
Embedded derivatives at fair value [2]	$3	25% increase	$4	$1
		25% decrease	$2	$(1)

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

COVID-19 had an effect on volatility in global and domestic financial markets, which may reoccur and continue for an undetermined period. This may not only adversely affect the Company’s assets under management but also the valuation of the Company’s corporate investments.

A significant portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $2.6 million at June 30, 2022. Also, the embedded derivatives shown in the above table, which were valued at $3,000 at June 30, 2022, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

Interest Rate Risk

Due to the Company’s investments in debt securities carried at fair value, interest rate fluctuations represent a market risk factor affecting the Company’s consolidated financial position. Debt securities may fluctuate in value due to changes in interest rates. Typically, investments subject to interest rate risk will decrease in value when interest rates rise and increase in value when interest rates decline. Fluctuations in interest rates could materially impact the Company’s investments in debt securities carried at fair value included on the balance sheet and gains (losses) recognized in investment income.

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

Shareholders and Board of Directors

U.S. Global Investors, Inc.

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of U.S. Global Investors, Inc. and subsidiaries (the “Company”) as of June 30, 2022, and 2021, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2022, and 2021, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

September 1, 2022

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2022	June 30, 2021
(dollars in thousands)
Current Assets
Cash and cash equivalents	$22,314	$14,436
Restricted cash	1,000	1,000
Investments in securities at fair value	12,138	6,322
Accounts and other receivables	1,796	2,534
Tax receivable	384	2,147
Prepaid expenses	400	350
Total Current Assets	38,032	26,789

Net Property and Equipment	1,370	1,376

Other Assets
Deferred tax asset	252	-
Investments in equity securities at fair value, non-current	4,290	11,936
Investments in available-for-sale debt securities at fair value	11,449	17,049
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	3,992	3,453
Equity method investments	-	532
Operating lease, right of use assets	-	43
Financing lease, right of use assets	93	-
Other assets, non-current	216	99
Total Other Assets	21,292	34,112
Total Assets	$60,694	$62,277
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73	$102
Accrued compensation and related costs	1,864	1,561
Dividends payable	337	226
Operating lease liability, short-term	-	43
Financing lease liability, short-term	27	-
Other accrued expenses	1,831	1,345
Taxes payable	-	1,877
Total Current Liabilities	4,132	5,154

Long-Term Liabilities
Deferred tax liability	-	2,799
Financing lease liability, long-term	66	-
Total Long-Term Liabilities	66	2,799
Total Liabilities	4,198	7,953

Commitments and Contingencies (Note 17)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 and 13,866,913 shares issued at June 30, 2022, and June 30, 2021, respectively; 12,888,950 and 12,967,960 shares outstanding at June 30, 2022, and June 30, 2021, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 and 2,068,635 shares issued and outstanding at June 30, 2022, and June 30, 2021, respectively	52	52
Additional paid-in-capital	16,438	15,677
Treasury stock, class A shares at cost; 978,049 shares and 898,953 shares at June 30, 2022, and June 30, 2021, respectively	(2,599)	(2,172)
Accumulated other comprehensive income, net of tax	4,276	6,587
Retained earnings	37,982	33,833
Total Shareholders’ Equity	56,496	54,324
Total Liabilities and Shareholders’ Equity	$60,694	$62,277

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2022	2021
Operating Revenues
Advisory fees	$24,525	$21,445
Administrative services fees	189	209
	24,714	21,654
Operating Expenses
Employee compensation and benefits	6,059	7,369
General and administrative	6,911	5,704
Advertising	405	220
Depreciation and amortization	226	196
	13,601	13,489
Operating Income	11,113	8,165
Other Income (Loss)
Investment income (loss)	(4,046)	28,338
Income (loss) from equity method investments	(206)	347
Gain on forgiveness of PPP loan	-	444
Other income	235	144
	(4,017)	29,273
Income Before Income Taxes	7,096	37,438
Provision for Income Taxes
Tax expense	1,597	5,477
Net Income	5,499	31,961

Earnings Per Share
Basic Net Income per Share	$0.37	$2.12
Diluted Net Income per Share	$0.37	$2.12

Basic weighted average number of common shares outstanding	15,010,138	15,067,044
Diluted weighted average number of common shares outstanding	15,011,128	15,067,953

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(dollars in thousands)	2022	2021
Net Income	$5,499	$31,961
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(557)	7,496
Less: reclassification adjustment for gains included in net income (Note 3)	(1,731)	(932)
Net change from available-for-sale securities, net of tax	(2,288)	6,564
Foreign currency translation adjustment	(13)	27
Less: reclassification adjustment for foreign currency gains included in net income	(10)	-
Net change from foreign currency translations	(23)	27
Other Comprehensive Income (Loss)	(2,311)	6,591
Comprehensive Income	$3,188	$38,552

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

								Accumulated
	Common		Common					Other
	Stock	Common	Stock	Common	Additional	Treasury		Comprehensive
	(class A)	Stock	(class C)	Stock	Paid-in	Stock	Treasury	Income	Retained
(dollars in thousands)	Shares	(class A)	Shares	(class C)	Capital	Shares	Stock	(Loss)	Earnings	Total
Balance at June 30, 2020	13,866,913	$347	2,068,635	$52	$15,623	855,432	$(1,879)	$(4)	$2,625	$16,764
Purchases of shares of Common Stock (class A)	-	-	-	-	-	53,151	(314)	-	-	(314)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,330)	5	-	-	13
Share-based compensation, net of tax	-	-	-	-	43	-	-	-	-	43
Dividends declared	-	-	-	-	-	-	-	-	(753)	(753)
Stock bonuses	-	-	-	-	3	(7,300)	16	-	-	19
Other comprehensive income, net of tax	-	-	-	-	-	-	-	6,591	-	6,591
Net income	-	-	-	-	-	-	-	-	31,961	31,961
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	89,287	(452)	-	-	(452)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	28	(10,191)	25	-	-	53
Conversion of shares of class C common stock for class A common stock	86	-	(86)	-	-	-	-	-	-	-
Share-based compensation, net of tax	-	-	-	-	733	-	-	-	-	733
Dividends declared	-	-	-	-	-	-	-	-	(1,350)	(1,350)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(2,311)	-	(2,311)
Net income	-	-	-	-	-	-	-	-	5,499	5,499
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$4,276	$37,982	$56,496

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$5,499	$31,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(419)	374
Net recognized loss on disposal of fixed assets	-	7
Net realized gains on securities	(4,039)	(17,746)
Unrealized losses (gains) on securities	9,786	(9,909)
Investment basis adjustment	5	27
Net loss (income) from equity method investment	206	(347)
Foreign currency transaction gain	(10)	-
Provision for deferred taxes	(2,443)	1,055
Stock bonuses	-	19
Stock-based compensation expense	733	43
PPP loan forgiveness	-	(444)
Changes in operating assets and liabilities:
Accounts and other receivables	2,501	(3,685)
Prepaid expenses and other assets	(217)	(22)
Accounts payable and accrued expenses	(1,067)	3,433
Total adjustments	5,036	(27,195)
Net cash provided by operating activities	10,535	4,766
Cash Flows from Investing Activities:
Purchase of property and equipment	(220)	(73)
Purchase of equity securities at fair value, current	(6,000)	-
Purchase of equity securities at fair value, non-current	(123)	(5,988)
Purchase of other investments	(620)	(863)
Purchase of held-to-maturity debt securities	-	(1,000)
Purchase of available-for-sale debt securities at fair value	-	(9,147)
Proceeds from sale of equity method investment	85	-
Proceeds on sale of equity securities at fair value, non-current	2,850	24,313
Proceeds from principal paydowns of available-for-sale debt securities at fair value	3,000	1,408
Return of capital on other investments	9	-
Net cash provided by (used in) investing activities	(1,019)	8,650
Cash Flows from Financing Activities:
Issuance of common stock	53	13
Repurchases of common stock	(452)	(314)
Dividends paid	(1,239)	(640)
Net cash used in financing activities	(1,638)	(941)
Net increase in cash, cash equivalents, and restricted cash	7,878	12,475
Beginning cash, cash equivalents, and restricted cash	15,436	2,961
Ending cash, cash equivalents, and restricted cash	$23,314	$15,436

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$337	$226
Fair value of assets acquired	$228	$-
Unsettled sales of non-current investments	$-	$22

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$4,142	$4,696

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $12.8 million at June 30, 2022, and $7.3 million at June 30, 2021.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	June 30, 2022	June 30, 2021
Investments in securities at fair value	$12,138	$6,322
Investments in equity securities at fair value, non-current	623	938
Other receivables	21	54
Total VIE assets, maximum exposure to loss	12,782	7,314
Other accrued expenses	110	-
Total carrying amount	$12,672	$7,314

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

During the years ended June 30, 2022, and 2021, the Company held a variable interest in a fund organized as a limited partnership, but this entity did not qualify as a VIE. Since it was not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company did not have control of the entity and, therefore, did not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. During the year ended June 30, 2022, this entity was dissolved. See further information about this investment in Note 3.

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

Embedded derivatives. The Company does not use derivatives for trading, speculation, or hedging exposures. Certain financial instruments the Company invests in contain both a derivative and a non-derivative component. In such cases, the derivative component is termed an embedded derivative, with the non-derivative component representing the host contract. If the economic characteristics and risks of embedded derivative are not closely related to those of the host contract, and the changes in the fair value of the host contact itself is not recorded through earnings within investment income (loss), the embedded derivative is bifurcated and carried at fair value, with changes in the fair value recorded through earnings within investment income (loss) on the Consolidated Statements of Operations. The host contract will continue to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows, and tables within Note 3 Investments, unless otherwise indicated.

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

Receivables. Receivables other than notes receivable consist primarily of advisory and other fees owed to the Company by clients. The Company also may invest in notes receivable. Notes receivable are recorded in accordance with the terms of the agreement, and accrued interest is recorded when earned. Unearned fees are shown as a deduction from the related notes receivable and are amortized to interest income using the effective interest method. The Company reviews the need for an allowance for credit losses for notes and other receivables based on various factors including payment history, historical bad debt experience, existing economic conditions, aging and specific accounts identified as high risk. Uncollectible receivables, if any, are charged against the allowance when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for credit losses as of June 30, 2022, or 2021.

Property and Equipment. Fixed assets are recorded at cost. Depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 14 to 40 years.

Leases. The Company leases equipment under various leasing arrangements. Leases may be classified as either financing leases or operating leases, as appropriate. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for lease and nonlease components as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the Consolidated Balance Sheets. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2022, the Company did not have any accrued interest or penalties related to uncertain tax positions. The tax years from 2018 through 2021 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2015 through 2021 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject.

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

COVID-19 adversely affected the global financial markets, and in the future it or other epidemics, pandemics or outbreaks may adversely affect the Company’s results of operations, cash flows and financial position. The Company cannot reasonably estimate the future impact, given the uncertainty over the duration and severity of the economic impact.

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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss), net of tax, is reported in the Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and includes any unrealized gains and losses on debt securities classified as available-for-sale and foreign currency translation adjustments.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued ASU 2022-03 (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 3. INVESTMENTS

As of June 30, 2022, the Company held investments carried at fair value on a recurring basis of $27.9 million and a cost basis of $28.5 million. The fair value of these investments is approximately 45.9 percent of the Company’s total assets at June 30, 2022. In addition, the Company held other investments of approximately $4.0 million, and held-to-maturity debt investments of $1.0 million.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships, if applicable.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $12.8 million and $7.3 million as of June 30, 2022, and June 30, 2021, respectively, and investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $14.1 million at June 30, 2022, and $25.1 million at June 30, 2021, respectively. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. The fair value of a security that has a restriction greater than one year is based on the quoted price for an otherwise identical unrestricted instrument that trades in a public market, adjusted for the estimated effect of the restriction. Mutual funds, which include open- and closed-end funds and exchange-traded funds, are valued at net asset value or closing price, as applicable.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of June 30, 2022, and June 30, 2021, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	June 30, 2022
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$1,024	$-	$2,643	$3,667
Mutual funds - Fixed income	12,138	-	-	12,138
Mutual funds - Global equity	623	-	-	623
Total investments in equity securities:	$13,785	$-	$2,643	$16,428
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	11,449	11,449
Total investments carried at fair value on a recurring basis:	$13,785	$-	$14,092	$27,877
Investments carried at fair value on a nonrecurring basis:
Other investments[1]	$-	$-	$781	$781

	June 30, 2021
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$2,837	$135	$8,026	$10,998
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	938	-	-	938
Total investments in equity securities:	$10,097	$135	$8,026	$18,258
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	17,049	17,049
Total investments carried at fair value on a recurring basis:	$10,097	$135	$25,075	$35,307
Investments carried at fair value on a nonrecurring basis:
Other investments[1]	$-	$-	$2,554	$2,554

1. Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates other than June 30, 2022, or June 30, 2021, respectively. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $14.1 million at June 30, 2022, and $25.1 million at June 30, 2021. The Company utilizes an independent third-party to estimate the fair values of the investments in HIVE.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the year ended June 30, 2022:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	June 30, 2022
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$8,026	$17,049
Principal repayments	-	(3,000)
Amortization of day one premium	-	(331)
Accretion of bifurcation discount	-	975
Total unrealized gains or losses included in:
Investment Income (Loss)	(5,383)	(348)
Other Comprehensive Income (Loss)	-	(2,896)
Ending Balance	$2,643	$11,449

During the fiscal year ended  June 30, 2021, the Company purchased convertible securities of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34. Each whole warrant, expiring in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70. The remaining principal amount is $10.6 million as of June 30, 2022. Each five whole warrants, expiring in January 2024, entitles the Company to acquire one common share at a price of $15.00 (Canadian). Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the balance sheet, unrealized gain recognized in investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of June 30, 2022. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at June 30, 2022. Effective August 31, 2018, Mr. Holmes was named Interim CEO and Interim Executive Chairman of HIVE. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the fiscal years ended  June 30, 2022, and 2021, $2.2 million and $1.2 million, respectively, was reclassified from other comprehensive income and realized in investment income (loss). The fair value of the warrants and debentures was $2.6 million and $11.4 million, respectively, at June 30, 2022, and $8.0 million and $17.0 million, respectively, at  June 30, 2021.

The Company currently considers the related fair value measurements to contain Level 3 inputs. The following is quantitative information as of June 30, 2022, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	June 30, 2022
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$2,643	Option pricing model
			Volatility	104.3%
Investments in debt securities:
Available-for-sale - Convertible debentures	$11,449	Binomial lattice model
			Volatility	111.5%
			Credit Adjusted Discount Rate	4.7%

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

During the fiscal year ended June 30, 2022, the Company sold its investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada, which was valued at approximately $2.7 million at June 30, 2021, and classified as Level 1 in the fair value hierarchy. Realized gains on sales totaled $1.9 million and $936,000 during the fiscal years ended June 30, 2022, and June 30, 2021, respectively. The Company’s ownership of Thunderbird was approximately 1.6 percent as of June 30, 2021. Frank Holmes served on the board of this company as a director from June 2014 to March 2021.

During the year ended June 30, 2021, the Company sold its investment in GoldSpot Discoveries Corp. (“GoldSpot”), a technology company headquartered and traded in Canada which leverages machine learning in natural resource exploration, and recorded realized gains on sales of fair valued securities of $600,000. Frank Holmes served on the board of this company as director from February 2019 to June 2020 and as independent chairman from February 2019 to May 2020.

Equity Investments at Fair Value

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings.

The following details the components of the Company’s equity investments carried at fair value as of June 30, 2022, and 2021.

	June 30, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(3,013)	$3,667
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(175)	12,138
Mutual funds - Global equity	929	(306)	623
Total equity securities at fair value	$19,967	$(3,539)	$16,428

	June 30, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$7,076	$3,922	$10,998
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	929	9	938
Total equity securities at fair value	$14,363	$3,895	$18,258

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

Investment gains and losses on available-for-sale debt securities are recorded when the securities are sold, as determined on a specific identification basis, and recognized in current period earnings. Changes in unrealized gains are reported net of tax in accumulated other comprehensive income (loss). For debt securities in an unrealized loss position, a loss in earnings is recognized for the excess of amortized cost over fair value if the Company intends to sell before the price recovers. Otherwise, the Company evaluates as of the balance sheet date whether the unrealized losses are attributable to credit losses or other factors. The severity of the decline in value, creditworthiness of the issuer and other relevant factors are considered. The portion of unrealized loss the Company believes is related to a credit loss is recognized in earnings, and the portion of unrealized loss the Company believes is not related to a credit loss is recognized in other comprehensive income.

The following details the components of the Company’s available-for-sale debt investments at June 30, 2022, and June 30, 2021.

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures [1]	$8,576	$5,412	$(2,539)	$11,449

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures [1]	$8,741	$8,308	$-	$17,049

1. Changes in unrealized gains and losses are included in the statement of comprehensive income (loss), except for embedded derivatives. Changes in unrealized and realized gains and losses for embedded derivatives are included in earnings in the statement of operations.

The following details the components of the Company’s held-to-maturity debt investments at June 30, 2022, and June 30, 2021.

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures[1]	$1,000	$-	$(133)	$867

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures[1]	$1,000	$3	$-	$1,003

1. Held-to-maturity debt instruments are carried at amortized cost, and the fair value is classified as Level 2 according to the fair value hierarchy

At June 30, 2022, and June 30, 2021, the Company held $1.0 million in one security classified as held-to-maturity. The security had an estimated fair value that was lower than the carrying value by $133,000 at June 30, 2022. We have evaluated the unrealized loss on the security at June 30, 2022, and determined it to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuer to meet their obligations. The security has been in a loss position for less than 12 months.

The following summarizes the net carrying amount and estimated fair value of debt securities at June 30, 2022, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	June 30, 2022
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures 1	through five years
Net Carrying Amount	$8,576	$1,000
Fair Value	$11,449	$867

1. Principal payments of $750,000 are due quarterly with a final maturity in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables reflected above. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at June 30, 2022, and June 30, 2021.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheet, categorized by risk exposure, at June 30, 2022, and June 30, 2021

	June 30, 2022	June 30, 2021
	Other Assets	Other Assets
(dollars in thousands)	Investments in available-for-sale debt securities	Investments in available-for-sale debt securities
Embedded Derivatives:
Equity price risk exposure	$3	$2,542

The embedded derivatives presented in the table above were bifurcated from the related host contract on June 30, 2021; as such, there was no effect on the Consolidated Statement of Operations for the year ended  June 30, 2021. The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the for the year ended June 30, 2022.

	Year Ended June 30,
	2022	2021
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Investment Income (Loss)	Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(2,539)	$-

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

The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2022, and 2021, that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Year Ended June 30,
(dollars in thousands)	2022	2021
Other Investments
Carrying value	$3,992	$3,453
Upward carrying value changes	187	1,561
Downward carrying value changes/impairments	(13)	(164)

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through June 30, 2022. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $1.5 million since their respective acquisitions through  June 30, 2022.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 and $100,000 at June 30, 2022, and June 30, 2021, respectively. During the year ended June 30, 2022, the Company purchased additional common shares, resulting in an observable price change and upward adjustment for the existing common shares held of approximately $187,000, using the measurement alternative. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 3.7 percent as of June 30, 2022.

Investments Classified as Equity Method

The Company had an equity method investment in Galileo New Economy Fund LP (previously known as Galileo Technology and Blockchain LP), a Canadian limited partnership, during fiscal year 2021, and through its dissolution date, which occurred during the third quarter of fiscal 2022. The Company owned approximately 22 percent of the LP prior to dissolution, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Included in other income (loss) for the years ended June 30, 2022, and 2021, is ($206,000) and $347,000, respectively, of equity method income (loss) for this investment. The Company’s investment in the LP had a carrying value of approximately $532,000 at June 30, 2021. Upon dissolution, the Company received a distribution, which included cash of $85,000, and common shares of an investment held in the LP, which had a fair value of approximately $228,000 when received.

Investment Income (Loss)

The following summarizes investment income (loss) reflected in earnings for the periods presented.

	Year Ended June 30,
(dollars in thousands)	2022	2021
Investment Income (Loss)
Realized gains on equity securities	$1,848	$16,566
Realized gains on debt securities	2,191	1,180
Unrealized gains (losses) on equity securities	(7,247)	9,909
Unrealized losses on embedded derivatives	(2,539)	-
Dividend and interest income	1,949	464
Realized foreign currency gains (losses)	(248)	219
Total Investment Income (Loss)	$(4,046)	$28,338

For the years ended June 30, 2022, and 2021, realized gains on principal payment proceeds in the amount of $2.2 million and $1.2 million, respectively, was reclassified from other comprehensive income (loss).  Realized foreign currency gains (losses) for the year ended June 30, 2022, includes $10,000 in foreign currency gains reclassified from other comprehensive income (loss) upon the dissolution of the Galileo New Economy Fund LP, the Company's equity method investment.

The following table presents unrealized gains and losses recognized during the years ended June 30, 2022, and 2021, on equity investments still held at each respective date.

	Year Ended June 30,
(dollars in thousands)	2022	2021
Net gains (losses) recognized during the period on equity securities	$(5,399)	$26,475
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(178)	(20,585)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date[1]	$(5,577)	$5,890

1. Included $187,000 for the year ended June 30, 2022, of net gains (losses) as a result of the measurement alternative. There were net gains (losses) of $1.4 million as a result of the measurement alternative for the year ended June 30, 2021.

Investment income (loss) can be volatile and varies depending on market fluctuations. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Year Ended June 30,
(dollars in thousands)	2022	2021
ETF advisory fees	$20,962	$17,127
USGIF advisory fees	3,543	3,836
USGIF performance fees earned	20	482
Total Advisory Fees	24,525	21,445
USGIF administrative services fees	189	209
Total Operating Revenue	$24,714	$21,654

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2023. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $667,000 and $701,000 for the years ended June 30, 2022, and 2021, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

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

As of  June 30, 2022, the Company had $1.6 million in receivables from fund clients, of which $188,000 was from USGIF and $1.4 million from ETFs. As of June 30, 2021, the Company had $2.4 million in receivables from fund clients, of which $432,000 was from USGIF and $2.0 million from ETFs.

NOTE 5. RESTRICTED AND UNRESTRICTED CASH

The Company maintains its cash deposits with established commercial banks. At times, balances may exceed federally insured limits. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant credit risk associated with our cash deposits. Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use.

A reconciliation of cash, cash equivalents, and restricted cash reported from the Consolidated Balance Sheets to the Statements of Cash Flows is shown below:

	June 30,
(dollars in thousands)	2022	2021
Cash and cash equivalents	$22,314	$14,436
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$23,314	$15,436

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2022	2021
Building and land	$4,606	$4,606
Furniture, equipment, and other	987	871
	5,593	5,477
Accumulated depreciation	(4,223)	(4,101)
Net property and equipment	$1,370	$1,376

Depreciation expense totaled $226,000 and $196,000 in fiscal years 2022 and 2021, respectively.

NOTE 7. LEASES

The Company has lease agreements for office equipment that expire in fiscal year 2026. Lease expense totaled $168,000 and $155,000 for the years ended June 30, 2022, and 2021, respectively.

The components of lease expense included in general and administrative expense on the Consolidated Statements of Operations for the years ended June 30, 2022, and June 30, 2021, and qualitative information concerning the Company’s leases were as follows:

	Year Ended	Year Ended
	June 30,	June 30,
(dollars in thousands)	2022	2021
Operating lease cost	$44	$53
Short-term lease cost	124	102
Total lease cost	$168	$155

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$44	$53

Right-of-use assets obtained in exchanged for:
Net finance lease liabilities	$93	$-

Finance leases:
Weighted-average remaining lease term (in years)	3.25	-
Weighted-average discount rate	4.75%	-

Operating leases:
Weighted-average remaining lease term (in years)	-	0.83
Weighted-average discount rate	-	4.11%

Maturities of lease liabilities as of June 30, 2022, are as follows:

(dollars in thousands)
Fiscal Year	Finance Leases
2023	$31
2024	31
2025	31
2026	8
2027	-
Total lease payments	101
Less imputed interest	(8)
Total	$93

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2025. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $115,000 and $91,000, for fiscal years 2022 and 2021, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $9,000 and $4,000 at June 30, 2022, and June 30, 2021, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of June 30, 2022, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2023	$75
2024	42
2025	36
Total lease payments	$153

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 8. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2022	2021
Professional fees	$889	$548
Vendors payable	460	225
ETF operating and distribution expenses	385	496
Other taxes payable	97	76
Other accrued expenses	$1,831	$1,345

NOTE 9. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal years ended June 30, 2022, and 2021. The credit agreement will expire on May 31, 2023, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at June 30, 2022, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2022, the credit facility remains unutilized by the Company.

Effective April 12, 2020, the Company was approved for a loan of approximately $442,000 under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has under 25 employees and is considered a small business. The Company was granted forgiveness of the entire PPP loan and any accrued interest during the year ended June 30, 2021; thus, there was no balance remaining on the loan as of June 30, 2022, or June 30, 2021. Included in Other Income (Loss) for the year ended June 30, 2021, the Company recognized a gain on extinguishment of debt, including interest, of $444,000.

NOTE 10. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with this 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for contributions to the 401(k) plan of $111,000 and $99,000 for fiscal years 2022 and 2021, respectively.

The 401(k) plan allows for a discretionary profit sharing contribution by the Company, as authorized by the Board of Directors. The Company made a profit sharing contribution of $200,000 and $80,000 in fiscal years 2022 and 2021, respectively.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $14,000 and $15,000 in fiscal years 2022 and 2021, respectively.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. During fiscal years 2022 and 2021, employees purchased 10,191 and 2,330, respectively, shares of treasury stock from the Company. The Company matches these contributions on a limited basis. The Company match, reflected in base salary expense, was $38,000 and $6,000 in fiscal years 2022, and 2021, respectively.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets under the symbol “GROW.” There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2022, or 2021.

The Company’s class A and class B common stock have no voting privileges.

Dividends

Dividends totaling $1.1 million and $552,000 were paid to holders of class A common stock in fiscal years 2022 and 2021, respectively. Dividends of $171,000 and $88,000 were paid to holders of class C common stock in fiscal years 2022 and 2021, respectively. The dividend rate per share for both classes was $0.0025 per month for July 2020 through January 2021, $0.0050 per month for February 2021 through September 2021, and $0.0075 per month for October 2021 through June 2022.

As of June 30, 2022, the Board has authorized a monthly dividend of $0.0075 per share through September 2022, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. As of June 30, 2022, approximately $4.7 million remains available for repurchase under this authorization.

During fiscal years 2022 and 2021, the Company repurchased 89,287 and 53,151, respectively, of its class A shares on the open market using cash of $452,000 and $314,000, respectively. To date, the Company has repurchased a total of 808,969 class A shares under the repurchase program using cash of $2.2 million.

Other Activity

During fiscal year 2021, the Company granted 4,000 shares of class A common stock to certain employees at a weighted average fair value of $2.50. No shares were granted in fiscal year 2022.

The Company granted 3,300 of class A common stock at a weighted average fair value of $2.68 per share to its non-employee directors in fiscal year 2021. No shares were granted in fiscal year 2022.

All stock grants vest immediately after issuance. Issuances of treasury stock for grants, bonuses, and the share repurchase plan are accounted for using the weighted-average cost basis of the shares issued.

Shareholders of class C shares are allowed to convert to class A. During fiscal year 2022, 86 shares were converted from class C to class A. During fiscal year 2021, no shares were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. There were 231,000 options granted during the year ended June 30, 2021, with a weighted-average grant date fair value price of $3.36 and a vesting period of six months. The options vested during the year ended June 30, 2022. The fair value is estimated at the date of the grant using a Black-Scholes option pricing model. There were no options granted during the year ended June 30, 2022.

The assumptions utilized to estimate the fair value of options granted under the 1989 Plan during the year ended June 30, 2021, are presented in the following table:

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

The estimated fair value of options granted is amortized to expense over the options’ vesting period. During the year ended June 30, 2022, $733,000 was recognized as compensation expense and $154,000 was recognized as a deferred tax asset. During the year ended June 30, 2021, $43,000 was recognized as compensation expense and $9,000 was recognized as a deferred tax asset. As of June 30, 2022, there was no unrecognized compensation costs related to nonvested stock options under the Plan. As of June 30, 2021, $733,000 of total unrecognized compensation costs related to nonvested stock options under the Plan was expected to be recognized over a weighted average period of 0.47 years. There were no options forfeited or exercised during the year ended June 30, 2022, or June 30, 2021. Under the 1989 Plan, there were 231,000 options outstanding and exercisable as of June 30, 2022, and 231,000 options outstanding and nonvested as of June 30, 2021, with a weighted-average grant date fair value price of $3.36.

Stock option transactions under the 1989 Plan for the last two fiscal years are summarized below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
(dollars in thousands, except price data)	Options	Price	Life in Years	(net of tax)
Outstanding June 30, 2020	-	n/a
Granted	231,000	$6.05
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2021	231,000	$6.05
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2022	231,000	$6.05	8.98	$-

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. There were no options granted, exercised, or forfeited during the years ended June 30, 2022, or  June 30, 2021. There were 2,000 options outstanding and exercisable under the 1997 Plan as of June 30, 2022, and 2021.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the 1997 Plan for the past two fiscal years are summarized below:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
(dollars in thousands, except price data)	Options	Price	Life in Years	(net of tax)
Outstanding June 30, 2020	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2021	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2022	2,000	$2.74	5.72	$3.00

NOTE 12. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Carryovers

For U.S. federal income tax purposes at June 30, 2022, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers.

For Canadian income tax purposes, USCAN has no net operating loss carryovers and no capital loss carryovers.

Additional Disclosures

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. There was no valuation allowance included at June 30, 2022, or June 30, 2021.

The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2022	2021
United States	$7,621	$17,889
Canada	(525)	19,549
Total	$7,096	$37,438

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
		% of		% of
(dollars in thousands)	2022	Pretax	2021	Pretax
Tax expense at statutory rate	$1,490	21.0%	$7,862	21.0%
Tax expense (benefit) from change in foreign unrealized gain/loss	(281)	(4.0)%	281	0.7%
Non-taxable investment income (loss)	294	4.2%	(3,302)	(8.8)%
Change in valuation allowance	-	0.0%	(2,762)	(7.4)%
Income from controlled foreign corporation	307	4.3%	3,534	9.4%
Rate difference on foreign deferred income (loss)	(262)	(3.7)%	777	2.1%
Rate difference on foreign income (loss)	(29)	(0.4)%	1,075	2.9%
Foreign tax credit	(153)	(2.2)%	(1,825)	(4.9)%
Other	231	3.3%	(163)	(0.4)%
Total tax expense	$1,597	22.5%	$5,477	14.6%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2022	2021
Current tax expense - U.S. Federal	$3,886	$2,004
Current tax expense - Non-U.S.	154	2,418
Deferred tax expense (benefit) - U.S. Federal	(2,209)	576
Deferred tax expense (benefit) - Non-U.S.	(234)	479
Total tax expense	$1,597	$5,477

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2022	2021
Deferred Income Tax Assets:
Accumulated depreciation	$102	$110
Investments in securities at fair value	217	-
Accrued expenses	407	320
Product start-up costs	99	84
Stock-based compensation expense	164	-
Other	16	25
Total Deferred Tax Assets	1,005	539
Deferred Income Tax Liabilities:
Investments in securities at fair value	$-	$(2,600)
Prepaid expenses	(64)	(60)
Other investments	(430)	(389)
Equity method investments	-	(40)
Foreign tax on undistributed earnings	(259)	(249)
Total Deferred Tax Liabilities	(753)	(3,338)
Net Deferred Tax Asset (Liability)	$252	$(2,799)

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
(dollars in thousands, except per share data)	2022	2021
Net Income	$5,499	$31,961

Weighted average number of outstanding shares
Basic	15,010,138	15,067,044
Effect of dilutive securities:
Stock options	990	909
Diluted	15,011,128	15,067,953

Earnings Per Share
Basic Net Income per Share	$0.37	$2.12
Diluted Net Income per Share	$0.37	$2.12

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2022, and 2021, 231,000 employee stock options were excluded from diluted EPS.

During fiscal years 2022 and 2021, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment 1	Total
Balance at June 30, 2020	$-	$(4)	$(4)
Other comprehensive income before reclassifications	9,488	27	9,515
Tax effect	(1,992)	-	(1,992)
Amount reclassified from AOCI	(1,180)	-	(1,180)
Tax effect	248	-	248
Net other comprehensive income for 2021	6,564	27	6,591
Balance at June 30, 2021	6,564	23	6,587
Other comprehensive loss before reclassifications	(705)	(13)	(718)
Tax effect	148	-	148
Amount reclassified from AOCI	(2,191)	(10)	(2,201)
Tax effect	460	-	460
Net other comprehensive loss for 2022	(2,288)	(23)	(2,311)
Balance at June 30, 2022	$4,276	$-	$4,276

1.	Amounts include no tax expense or benefit.

NOTE 15. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company manages the following business segments:

1.

Investment management services, by which the Company offers, to USGIF and ETF clients, a range of investment management products and services to meet the needs of individual and institutional investors; and

2.	Corporate investments, through which the Company invests for its own account in an effort to add growth and value to its cash position

These segments are managed separately. The Company’s segment information is prepared on the same basis that management uses to review the financial information for operational and investment decision-making purposes. The Company's chief operating and investment decision maker, the Chief Executive Officer, evaluates the performance of the Company’s Corporate Investments segment separately from the Investment Management Services segment based on investment income (loss), and the Corporate Investments segment does not include any allocated company expenses.  All segment accounting policies are the same as those described in the summary of significant accounting policies.

The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
(dollars in thousands)	Services	Investments	Consolidated
Year ended June 30, 2022
Net operating revenues	$24,714	$-	$24,714
Investment loss	$-	$(4,046)	$(4,046)
Loss from equity method investments	$-	$(206)	$(206)
Other income	$235	$-	$235
Income (loss) before income taxes	$11,622	$(4,526)	$7,096
Depreciation and amortization	$226	$-	$226
Gross identifiable assets at June 30, 2022	$23,003	$37,439	$60,442
Deferred tax asset			$252
Consolidated total assets at June 30, 2022			$60,694
Year ended June 30, 2021
Net operating revenues	$21,654	$-	$21,654
Investment income	$-	$28,338	$28,338
Income from equity method investments	$-	$347	$347
Gain on forgiveness of PPP loan	$444	$-	$444
Other income	$144	$-	$144
Income before income taxes	$10,866	$26,572	$37,438
Depreciation and amortization	$196	$-	$196
Gross identifiable assets at June 30, 2021	$17,522	$44,755	$62,277

Net operating revenues from investment management services include revenues from USGIF of $3.8 million and $4.5 million in fiscal years 2022 and 2021, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $21.0 million and $17.1 million in fiscal years 2022 and 2021, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

On June 30, 2022, and 2021, the Company had $12.8 million and $7.3 million, respectively, at fair value invested in USGIF funds the Company advised. These amounts were included in the Consolidated Balance Sheets as “investments in equity securities at fair value.” During the year ended June 30, 2022, the Company made an additional investment for $6.0 million. The Company recorded $146,000 and $15,000 in income from capital gain distributions and dividends from USGIF investments in fiscal years 2022 and 2021, respectively. There was no net realized gains or losses on its investments in the Funds in fiscal years 2022 or 2021.

The Company earned advisory and administrative services fees, as applicable, from the various funds for which it acts as investment adviser, as disclosed in Note 4. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2022, and 2021, the Company had $1.6 million and $2.4 million, respectively, of receivables from funds included in the Consolidated Balance Sheets within “receivables.” As of June 30, 2022, the Company had $110,000 of payables to funds included in the Consolidated Balance Sheets within “other accrued expenses.”

The Company has had various investments in HIVE that were valued at approximately $14.1 million and $25.1 million and as of June 30, 2022, and 2021, respectively. As discussed in Note 3, in January 2021, the Company purchased convertible securities in HIVE, and an unrealized gain was recognized in other comprehensive income (loss) for the convertible debentures, which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the fiscal year ended June 30, 2022, and 2021, $3.0 million and $1.4 million, respectively, in principal payments were received, and $2.2 million and $1.2 million, respectively, was included in investment income (loss) as realized gains on principal payment proceeds. On July 1, 2018, the Company reclassified $3.2 million of unrealized gains related to its investment in HIVE from Accumulated Other Comprehensive Income (Loss) into Retained Earnings. Therefore, when a HIVE investment was sold during the fiscal year ended  June 30, 2021, the amount included in realized gains on sales of fair valued securities was the proceeds of $20.6 million, less the cost of $2.4 million and the ASU 2016-01 reclassified unrealized gains of $3.2 million, or $15.0 million. The Company recorded $1.6 million and $368,000 in interest income from HIVE investments during the fiscal year ended June 30, 2022, and 2021, respectively. The Company earned other income from HIVE for consulting fees in the amount of $120,000 and $40,000 during the fiscal year ended June 30, 2022, and 2021, respectively. The Company had $140,000 and $40,000 of receivables from HIVE included in the Consolidated Balance Sheets within “receivables” as of June 30, 2022, and 2021, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is the executive chairman of HIVE, for which he received director fees from HIVE during fiscal years 2022 and 2021. Mr. Holmes held shares and options of HIVE at June 30, 2022, and 2021. Effective August 31, 2018, Mr. Holmes was named Interim CEO and Interim Executive Chairman of HIVE. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

As discussed in Note 3, the Company held an investment in Thunderbird that was valued at approximately $2.7 million as of 2021. Realized gains on sales totaled $1.9 million and $936,000 during the fiscal years ended June 30, 2022, and 2001, respectively. Frank Holmes served on the board of this company as a director, for which he received fees, from June 2014 to March 2021.

As discussed in Note 3, the Company has an investment in Sonar that had a carrying value of approximately $362,000 and $100,000 at June 30, 2022, and 2021, respectively. During the year ended June 30, 2022, the Company purchased additional common shares for $75,000, resulting in an observable price change and upward adjustment for the existing common shares held of approximately $187,000, using the measurement alternative. The Company earned lease income from Sonar in the amount of $15,000 during the fiscal year ended June 30, 2022, and none in 2021. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021.

NOTE 17. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews all investor, employee, and vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company. The Company recorded no accruals for contingencies as of June 30, 2022, or June 30, 2021.

The Board of Directors has authorized a monthly dividend of $0.0075 per share from July through September 2022, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July to September 2022 will be approximately $337,000.

The outbreak of the COVID-19 pandemic and the resulting actions to control or slow the spread have affected global and domestic economies and financial markets, and in the future it or other epidemics, pandemics or outbreaks may adversely affect the Company's results of operations, cash flows and financial position. The Company cannot reasonably estimate the future impact of these events, given the uncertainty over the duration and severity of the economic impact.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management believes that the Company’s management has maintained effective internal control over financial reporting as of June 30, 2022.

Changes in Internal Control over Financial Reporting. Other than as described below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of September 30, 2021, that represented a material weakness in our internal control over financial reporting. The deficiency was the result of an existing control failing to operate effectively. Management disclosed in the Form 10-Q (“quarterly reports”) during the fiscal year ended June 30, 2022, that the Company’s control involving the review of tax-related journal entries were not adequately performed.  Management evaluated its existing controls, noting the multiple attributes within the tax provision review control. Management determined that all existing attributes were performed. Management determined the control involving the review of tax-related journal entries did not include an attribute to ensure inclusion of the deferred assets/liabilities in the quarterly estimated tax rate ("ETR") journal entry adjustment. Management designed and implemented a remediation plan to address the material weakness, which included 1) adding an attribute to the tax provision review control to ensure the changes in deferred tax asset/liabilities accounts are included in the ETR journal entry adjustment, and 2) management’s completion of additional professional education for tax accounting essentials. The additional control attribute and professional education led to a more precise review of the tax provision. Thus, management has concluded that the material weakness was remediated as of June 30, 2022.

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

Item 9B. Other Information

In light of Frank Holmes’ ownership of 99.81 percent of the class C voting shares, the Company is eligible to rely on the exemption from certain of the NASDAQ corporate governance listing requirements relating to the independence of the Board of Directors and certain committees that is afforded to controlled companies. Under NASDAQ rules, a controlled company is a company of which more than 50 percent of the voting power for the election of directors is held by an individual, a group or another company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	67	Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company and its subsidiaries. Mr. Holmes served as Chairman of the Board of HIVE Blockchain Technologies Ltd. since August 2017, Interim Executive Chairman from August 2018 to December 2020, Executive Chairman since December 2020, and Interim CEO since August 2018. He also served on the board of Thunderbird Entertainment Group Inc. (formerly Thunderbird Entertainment, Inc.) from June 2014 to March 2021. Mr. Holmes served as Chairman of the Board of GoldSpot Discoveries Corp. from February 2019 to May 2020 and as a director from February 2019 to June 2020. Mr. Holmes served as Director of Meridian Global Gold & Resources Fund Ltd. from December 2003 to November 2017; and Director of Meridian Global Energy & Resources Fund Ltd. from April 2006 to November 2017.
Jerold H. Rubinstein	84	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein has served as Director and Chairman of Salton Sea Industries from June 2016 to June 2020. Mr. Rubinstein served as Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to December 2017. He also served as Director and Chairman of the Audit Committee of Greenwood Hall, Inc. from November 2016 to June 2017.
Roy D. Terracina	76	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Mr. Terracina is the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994 and has served as Chief Executive Officer and Board Chair of the Sonar Company since July 2021.
Thomas F. Lydon, Jr.	62	Director of the Company since June 1997. Mr. Lydon has served as Chairman of the Board and President of Global Trends Investments since April 1996; Vice Chairman of VettaFi since July 2021; co-CEO of ETF Flows LLC since February 2019; Board Member of Alerian Company, Independent Trustee of Guggenheim Investments since February 2012; and Independent Director of Harvest Volatility Edge Trust from December 2017 to December 2018.
Lisa C. Callicotte	49	Chief Financial Officer of the Company since July 12, 2013. Controller of the Company from July 2009 until July 2013. Since July 2009, Ms. Callicotte has served and continues to serve in various positions with the Company and its subsidiaries.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2022 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held seven meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. Two of the directors attended the 2021 fiscal year annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member

Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board of Directors. The Audit Committee met nine times during the past fiscal year. Each incumbent committee member attended at least 75 percent of the committee meetings during the last fiscal year.

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. BDO USA, LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2022, is responsible for performing an independent audit of U.S. Global’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and BDO USA, LLP. The committee has discussed with BDO USA, LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2022 audited consolidated financial statements. The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with BDO USA, LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2022.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO and the CFO, (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2022. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

We place great significance on our values of performance, teamwork, initiative, responsiveness, focused work ethic, and intellectual curiosity. We believe that adherence to these core values will contribute to the long-term success of the Company and our shareholders.

We compete for talent with a large number of investment management and financial services companies, many of which have significantly larger market capitalization than we do. Our relatively small size within the industry, geographic location, and lean executive management team provides unique challenges.

Setting Executive Compensation

The Compensation Committee of our Board of Directors is responsible for reviewing and approving corporate goals and objectives relevant to the CEO, Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The Board of Directors appointed Messrs. Lydon, Terracina, and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the Compensation Committee. The Compensation Committee has a charter that is available for review on our website at www.usfunds.com by clicking “About Us,” followed by “Policies and Procedures.”

The individuals listed below are the CEO and CFO, who are the only NEOs for fiscal year 2022.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2022 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three independent members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2022, no stock options were granted under this plan.  As of June 30, 2022, under this amended plan, 1,964,400 options had been granted, 883,000 options had been exercised, 850,400 options had expired, 231,000 remained outstanding, which were issued during the fiscal year ended June 30, 2021, and 486,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2022, no stock options were granted under this plan. As of June 30, 2022, 583,300 options had been granted; 257,000 shares had been exercised; 324,300 options had expired; 2,000 options remained outstanding; and 141,000 options are available for grant.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $20,500 in calendar year 2022. An additional “catch-up” pretax contribution of up to $6,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows for us to make a discretionary profit sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit sharing contribution. The Company made a profit sharing contribution of $200,000 and $80,000 in fiscal years 2022, and 2021, respectively.

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

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. During fiscal years 2022 and 2021, employees purchased 10,191 and 2,330 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2022 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2022, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($) 1	($) 2	($) 3	($) 4,5	($)
(dollars in thousands)

Frank E. Holmes
Chief Executive Officer	2021	422	98	2	168	3,110	196	3,996
Chief Investment Officer	2022	424	97	-	-	1,329	173	2,023

Lisa C. Callicotte
Chief Financial Officer	2021	155	69	2	168	-	55	449
	2022	163	63	-	-	-	52	278

1.	Amounts shown represent expense recognized in the consolidated financial statements for shares awarded as stock bonuses.
2.	Amounts shown represent options awarded. See discussion of assumptions made for options valuation in Note 11, Shareholders' Equity.
3.	Amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
4.

For fiscal year 2022, represents amounts paid by us on behalf of or to Mr. Holmes as follows: (i) $62 in insurance, (ii) $34 in matched contributions, (iii) $26 in paid time off payout, (iv) $24 in profit sharing, (v) $7 in memberships, and (vi) $20 in miscellaneous items.

5.

For fiscal year 2022, represents amounts paid by us on behalf of or to Ms. Callicotte as follows: (i) $22 in profit sharing, (ii) $19 in matched contributions, (iii) $10 in paid time off payout, and (iv) $1 in miscellaneous items.

Outstanding equity awards as of June 30, 2022, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date
Frank E. Holmes	50,000	-	$6.05	6/21/2031
Lisa C. Callicotte	2,000	-	$2.74	3/21/2028
Lisa C. Callicotte	50,000	-	$6.05	6/21/2031

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $6,000 in any quarter. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Director compensation for the fiscal year ended June 30, 2022, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned or
Name	Paid in Cash [1]	Total
(dollars in thousands)
Jerold H. Rubinstein	$170	$170
Roy D. Terracina	$84	$84
Thomas F. Lydon, Jr.	$81	$81

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 19, 2022, there were 2,068,635 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.81%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 19, 2022, there were 11,901,339 shares of the Company’s class A common stock outstanding. There were no persons known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Security Ownership of Management

The following table sets forth, as of August 19, 2022, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person owns directly the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
Beneficial Owner	Common Stock		Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.81%	509,024	3.95%
Lisa C. Callicotte, CFO	-	-	22,381	0.17%
Jerold H. Rubinstein, Director	-	-	2,800	0.02%
Roy D. Terracina, Director	-	-	63,800	0.50%
Thomas F. Lydon, Jr., Director	-	-	17,500	0.14%
All directors and executive officers as a group (five persons)	2,064,560	99.81%	615,505	4.78%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	231,000	$6.05	486,000
1997 Non-Qualified Stock Option Plan [2]	2,000	$2.74	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	102,778
2010 Stock Incentive Plan [4]	N/A	N/A	-
Total	233,000		729,778

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2022, and 2021, respectively, rendered by BDO USA, LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2022	2021
Audit fees [1]	$348	$317
Audit-related fees [2]	-	-
Tax fees [3]	62	74
Total fees	$410	$391

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

All services provided by BDO USA, LLP in the fiscal years ended June 30, 2022, and 2021 were pre-approved by the Audit Committee.

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

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 1, 2022	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 1, 2022

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 1, 2022

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 1, 2022

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 1, 2022

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 1, 2022