Form 10-K/A
period 2022-06-30
U S GLOBAL INVESTORS INC
filed 2022-09-13
CIK 754811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

On August 19, 2022, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 12,884,169 shares of Registrant’s class A nonvoting common stock outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

Auditor Information: BDO USA, LLP; Dallas, Texas; PCAOB ID# 243

Documents incorporated by reference: None

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the Securities and Exchange Commission on September 1, 2022 (the “Original Form 10-K”). The purpose of this Amendment is to correct the shares of registrant's class A nonvoting common stock issued and outstanding and the shares of registrant's class C voting common stock issued and outstanding number as of August 19, 2022, on the cover page and within Item 12.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 9A of Part II, Item 12 of Part III, and Item 15(a)3 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety. In addition, as required by the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update, or change any other items or disclosures in the Original Form 10-K. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

This Amended Annual Report on Form 10-K/A reflects amendments to the following items:

•	Cover Page
•	Part II, Item 9A — Controls and Procedures
•	Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
•	Part IV, Item 15 (a) 3 — Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Annual Report on Form 10-K/A. See Exhibit 31.2.

Part II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022. Management determined the Company’s document management system was not effectively structured to contain the risk of inaccurate share information being disclosed as of August 19, 2022, in the reports that the Company filed or submitted under the Exchange Act. Notwithstanding the aforementioned with respect to its disclosure controls and procedures, management has concluded that the consolidated financial statements included in the Original Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Part III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 19, 2022, there were 2,068,549 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.81%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 19, 2022, there were 12,884,169 shares of the Company’s class A common stock outstanding. There were no persons known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

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

Part IV

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

14.02	Code of Ethics, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2019 (EDGAR Accession No. 0001185185-20-000164)
21**	List of Subsidiaries of the Company
23.1**	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc.
31.1**	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1**	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Filed with Original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 13, 2022	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 13, 2022

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 13, 2022

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 13, 2022

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 13, 2022

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 13, 2022