Form 10-Q
period 2022-09-30
U S GLOBAL INVESTORS INC
filed 2022-11-10
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022

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

On October 28, 2022, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 12,836,542 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,287	$22,314
Restricted cash	1,000	1,000
Investments in securities at fair value, current	11,963	12,138
Accounts and other receivables	1,576	1,796
Tax receivable	96	384
Prepaid expenses	312	400
Total Current Assets	38,234	38,032

Net Property and Equipment	1,320	1,370

Other Assets
Deferred tax asset	751	252
Investments in equity securities at fair value, non-current	4,383	4,290
Investments in available-for-sale debt securities at fair value	10,686	11,449
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	2,630	3,992
Financing lease, right of use assets	86	93
Other assets, non-current	233	216
Total Other Assets	19,769	21,292
Total Assets	$59,323	$60,694
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$14	$73
Accrued compensation and related costs	1,925	1,864
Dividends payable	336	337
Financing lease liability, short-term	28	27
Other accrued expenses	1,137	1,831
Taxes payable	157	-
Total Current Liabilities	3,597	4,132

Long-Term Liabilities
Financing lease liability, long-term	59	66
Total Long-Term Liabilities	59	66
Total Liabilities	3,656	4,198

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized, and 13,866,999 shares issued at September 30, 2022, and June 30, 2022; 12,852,968 and 12,888,950 shares outstanding at September 30, 2022, and June 30, 2022, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at September 30, 2022, and June 30, 2022	52	52
Additional paid-in-capital	16,440	16,438
Treasury stock, class A shares at cost; 1,014,031 shares and 978,049 shares at September 30, 2022, and June 30, 2022, respectively	(2,722)	(2,599)
Accumulated comprehensive income, net of tax	3,785	4,276
Retained earnings	37,765	37,982
Total Shareholders’ Equity	55,667	56,496
Total Liabilities and Shareholders’ Equity	$59,323	$60,694

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2022	2021
Operating Revenues
Advisory fees	$4,377	$6,470
Administrative services fees	35	51
	4,412	6,521
Operating Expenses
Employee compensation and benefits	1,175	1,924
General and administrative	1,504	1,598
Advertising	86	84
Depreciation	61	48
Interest	1	-
	2,827	3,654
Operating Income	1,585	2,867
Other Income (Loss)
Investment loss	(1,447)	(34)
Income from equity method investments	-	15
Other income	61	56
	(1,386)	37
Income Before Income Taxes	199	2,904
Provision for Income Taxes
Tax expense	81	514
Net Income	$118	$2,390

Basic Net Income per Share	$0.01	$0.16
Diluted Net Income per Share	$0.01	$0.16

Basic weighted average number of common shares outstanding	14,948,688	15,030,115
Diluted weighted average number of common shares outstanding	14,949,275	15,031,199

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
Net Income	$118	$2,390
Other Comprehensive Income (Loss), Net of Tax:
Unrealized losses on available-for-sale securities arising during period	(120)	(147)
Less: reclassification adjustment for gains included in net income	(371)	(476)
Net change from available-for-sale securities, net of tax	(491)	(623)
Foreign currency translation adjustment	-	(12)
Other Comprehensive Loss	(491)	(635)
Comprehensive Income (Loss)	$(373)	$1,755

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common		Common					Accumulated
	Stock	Common	Stock	Common	Additional	Treasury		Other
	(class A)	Stock	(class C)	Stock	Paid-in	Stock	Treasury	Comprehensive	Retained
(dollars in thousands)	Shares	(class A)	Shares	(class C)	Capital	Shares	Stock	Income (Loss)	Earnings	Total
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$4,276	$37,982	$56,496
Purchases of shares of Common Stock (class A)	-	-	-	-	-	39,965	(133)	-	-	(133)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	3	(3,983)	10	-	-	13
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(491)	-	(491)
Net Income	-	-	-	-	-	-	-	-	118	118
Balance at September 30, 2022	13,866,999	$347	2,068,549	$52	$16,440	1,014,031	$(2,722)	$3,785	$37,765	$55,667

	Common		Common					Accumulated
	Stock	Common	Stock	Common	Additional	Treasury		Other
	(class A)	Stock	(class C)	Stock	Paid-in	Stock	Treasury	Comprehensive	Retained
(dollars in thousands)	Shares	(class A)	Shares	(class C)	Capital	Shares	Stock	Income (Loss)	Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	13,647	(82)	-	-	(82)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,228)	6	-	-	14
Share-based compensation, net of tax	-	-	-	-	388	-	-	-	-	388
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(635)	-	(635)
Net income	-	-	-	-	-	-	-	-	2,390	2,390
Balance at September 30, 2021	13,866,913	$347	2,068,635	$52	$16,073	910,372	$(2,248)	$5,952	$35,885	$56,061

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2022	2021
Cash Flows from Operating Activities:
Net Income	$118	$2,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(77)	(129)
Net recognized loss on disposal of fixed assets	3	-
Net realized gains on securities	(469)	(2,411)
Unrealized losses on securities	1,917	2,796
Net income from equity method investment	-	(15)
Provision for deferred taxes	(369)	(905)
Stock-based compensation expense	-	388
Changes in operating assets and liabilities:
Accounts and other receivables	508	1,438
Prepaid expenses and other assets	78	(11)
Accounts payable and accrued expenses	(534)	(1,139)
Total adjustments	1,057	12
Net cash provided by operating activities	1,175	2,402
Cash Flows from Investing Activities:
Purchase of property and equipment	(14)	(33)
Purchase of other investments	(477)	-
Proceeds on sale of equity securities at fair value, non-current	-	2,494
Proceeds from principal paydowns of available-for-sale debt securities at fair value	750	750
Return of capital on other investments	2	-
Net cash provided by investing activities	261	3,211
Cash Flows from Financing Activities:
Principal payments on financing lease	(7)	-
Issuance of common stock	13	14
Repurchases of common stock	(133)	(82)
Dividends paid	(336)	(226)
Net cash used in financing activities	(463)	(294)
Net increase in cash, cash equivalents, and restricted cash	973	5,319
Beginning cash, cash equivalents, and restricted cash	23,314	15,436
Ending cash, cash equivalents, and restricted cash	$24,287	$20,755

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$336	$338
Unsettled sales of non-current investments	$-	$291
Unsettled class A common stock repurchases	$10	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$1,926

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended June 30, 2022.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $12.6 million at September 30, 2022, and $12.8 million at June 30, 2022.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	September 30, 2022	June 30, 2022
Investments in securities at fair value, current	$11,963	$12,138
Investments in equity securities at fair value, non-current	608	623
Other receivables	11	21
Total VIE assets, maximum exposure to loss	12,582	12,782
Other accrued expenses	-	110
Total carrying amount	$12,582	$12,672

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

During the three months ended September 30, 2021, the Company held a variable interest in a fund organized as a limited partnership, but this entity did not qualify as a VIE. Since it was not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company did not have control of the entity and, therefore, does not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment had been accounted for under the equity method of accounting. During fiscal 2022, this entity was dissolved. See further information about this investment in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the three months ended September 30, 2022, are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2023 (“fiscal 2023”).

The unaudited interim financial information in these condensed financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report; interim disclosures generally do not repeat those in the annual statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and has subsequently issued several amendments (collectively, “ASU 2016-13”). ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 will be effective for smaller reporting companies, including U.S. Global, for fiscal years beginning after December 15, 2022. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating if this guidance will have a material effect to its consolidated financial statements.

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

NOTE 2. INVESTMENTS

As of September 30, 2022, the Company held investments carried at fair value on a recurring basis of $27.0 million and a cost basis of $28.4 million. The fair value of these investments is approximately 45.6 percent of the Company’s total assets at September 30, 2022. In addition, the Company held other investments of approximately $2.6 million and held-to-maturity debt investments of $1.0 million.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $12.6 million and $12.8 million as of September 30, 2022, and June 30, 2022, respectively, and investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $13.4 million at September 30, 2022, and $14.1 million at June 30, 2022. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of September 30, 2022, and June 30, 2022, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	September 30, 2022
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$1,100	$-	$2,675	$3,775
Mutual funds - Fixed income	11,963	-	-	11,963
Mutual funds - Global equity	608	-	-	608
Total investments in equity securities:	$13,671	$-	$2,675	$16,346
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	10,686	10,686
Total investments carried at fair value on a recurring basis:	$13,671	$-	$13,361	$27,032
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$1,436	$1,436

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the three months ended September 30, 2022. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

	June 30, 2022
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$1,024	$-	$2,643	$3,667
Mutual funds - Fixed income	12,138	-	-	12,138
Mutual funds - Global equity	623	-	-	623
Total investments in equity securities:	$13,785	$-	$2,643	$16,428
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	11,449	11,449
Total investments carried at fair value on a recurring basis:	$13,785	$-	$14,092	$27,877
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$781	$781

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the fiscal year ended June 30, 2022. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $13.4 million at September 30, 2022, and $14.1 million at June 30, 2022. The Company utilizes an independent third-party to estimate the fair values of the investments in HIVE.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the three months ended September 30, 2022.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	September 30, 2022
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$2,643	$11,449
Principal repayments	-	(750)
Amortization of day one premium	-	(71)
Accretion of bifurcation discount	-	209
Total unrealized gains or losses included in:
Investment Income (Loss)	32	469
Other Comprehensive Income (Loss)	-	(620)
Ending Balance	$2,675	$10,686

During the third quarter of fiscal year 2021, the Company purchased convertible securities of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, expiring in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70, and each five whole warrants entitles the Company to acquire one common share at a price of $15.00 (Canadian). The remaining principal amount was $9.8 million as of September 30, 2022. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the balance sheet, unrealized gain recognized in investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of September 30, 2022, or June 30, 2022. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at September 30, 2022. Effective August 31, 2018, Mr. Holmes was named Interim CEO and Interim Executive Chairman of HIVE. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the three months ended September 30, 2022, $469,000 was realized in investment income (loss). During the three months ended September 30, 2021, $602,000 was realized in investment income (loss). The fair value of the warrants and debentures was $2.7 million and $10.7 million, respectively, at September 30, 2022, and $2.6 million and $11.4 million, respectively, at June 30, 2022.

The Company currently considers the fair value measurements of HIVE convertible securities to contain Level 3 inputs. The following is quantitative information as of September 30, 2022, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	September 30, 2022
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$2,675	Option pricing model
			Volatility	92.1%
Investments in debt securities:
Available-for-sale - Convertible debentures	$10,686	Binomial lattice model
			Volatility	111.0%
			Credit Adjusted Discount Rate	5.5%

During the fiscal year ended June 30, 2022, the Company sold its investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada. During the three months ended September 30, 2021, the Company sold approximately 779,000 shares and realized gains on the sales in the amount of $1.8 million. The Company did not have ownership of Thunderbird as of September 30, 2022. Frank Holmes served on the board of this company as a director from June 2014 to March 2021.

Equity Investments at Fair Value

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings.

The following details the components of the Company’s equity investments carried at fair value as of September 30, 2022, and June 30, 2022.

	September 30, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(2,905)	$3,775
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(350)	11,963
Mutual funds - Global equity	929	(321)	608
Total equity securities at fair value	$19,967	$(3,621)	$16,346

	June 30, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(3,013)	$3,667
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(175)	12,138
Mutual funds - Global equity	929	(306)	623
Total equity securities at fair value	$19,967	$(3,539)	$16,428

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

The following details the components of the Company’s available-for-sale debt investments as of September 30, 2022, and June 30, 2022.

	September 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Investment Loss	Fair Value
Available-for-sale - Convertible debentures (1)	$8,433	$4,792	$(2,539)	$10,686

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Investment Loss	Fair Value
Available-for-sale - Convertible debentures (1)	$8,576	$5,412	$(2,539)	$11,449

1.

Changes in unrealized gains and losses are included in the statement of comprehensive income (loss), except for embedded derivatives. Changes in unrealized gains and losses for embedded derivatives are included in investment income (loss) in the statement of operations.

The following details the components of the Company’s held-to-maturity debt investments as of September 30, 2022, and June 30, 2022.

	September 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures (1)	$1,000	$-	$(202)	$798

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures (1)	$1,000	$-	$(133)	$867

1.	Held-to-maturity debt investments are carried at amortized cost, and the fair value is classified as Level 2 according to the fair value hierarchy.

At September 30, 2022, and June 30, 2022, the Company held $1.0 million in one security classified as held-to-maturity. The security had an estimated fair value that was lower than the carrying value by $202,000 at September 30, 2022, and $133,000 at  June 30, 2022. We have evaluated the unrealized loss on the security at September 30, 2022, and determined it to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuer to meet their obligations. The security has been in a loss position for less than 12 months.

The following summarizes the net carrying amount and estimated fair value of debt securities at September 30, 2022, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	September 30, 2022
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures(1)	through five years
Net Carrying Amount	$8,433	$1,000
Fair Value	$10,686	$798

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the preceding tables. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at September 30, 2022, and June 30, 2022.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheet, categorized by risk exposure, at September 30, 2022, and June 30, 2022.

	September 30, 2022	June 30, 2022
	Other Assets	Other Assets
	Investments in	Investments in
	available-for-sale	available-for-sale
(dollars in thousands)	debt securities	debt securities
Embedded Derivatives:
Equity price risk exposure	$3	$3

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three months ended September 30, 2022, and 2021.

	Three Months Ended
	September 30,
	2022	2021
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Investment Loss	Investment Loss
Embedded Derivatives:
Equity price risk exposure	$-	$(438)

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

The carrying value of equity securities without readily determinable fair values was approximately $4.0 million as of June 30, 2022. The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2022, and 2021, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
Other Investments
Carrying value	$2,630	$3,453
Upward carrying value changes	$-	$-
Downward carrying value changes/impairment	$(1,839)	$-

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through September 30, 2022. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $3.3 million since their respective acquisitions through September 30, 2022.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at September 30, 2022, and at June 30, 2022. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of September 30, 2022.

Investments Classified as Equity Method

The Company had an equity method investment in Galileo New Economy Fund LP through its dissolution date, which occurred during the third quarter of fiscal 2022. The Company owned approximately 22 percent of the LP prior to dissolution, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Included in other income (loss) for the three months ended September 30, 2021, is $15,000 of equity method income for this investment. Upon dissolution, the Company received a distribution, which included cash of $85,000, and common shares of an investment held in the LP, which had a fair value of approximately $228,000 when received. Frank Holmes also directly held an investment in the LP and received dissolution proceeds related to his direct investment.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes investment income (loss) reflected in earnings for the periods presented.

	Three Months Ended
(dollars in thousands)	September 30,
Investment loss	2022	2021
Realized gains on equity securities	$-	$1,809
Realized gains on debt securities	469	602
Unrealized losses on equity securities	(1,917)	(2,358)
Unrealized losses on embedded derivatives	-	(438)
Dividend and interest income	418	497
Realized foreign currency losses	(417)	(146)
Total Investment Loss	$(1,447)	$(34)

For the three months ended September 30, 2022, realized gains on principal payment proceeds in the amount of $469,000 was released from other comprehensive income (loss). For the three months ended September 30, 2021, realized gains on principal payment proceeds in the amount of $602,000 was released from other comprehensive income (loss).

The following table presents unrealized gains and losses recognized during the three months ended September 30, 2022, and 2021, on equity investments still held at each respective date.

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
Net gains (losses) recognized during the period on equity securities	$(1,917)	$(549)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	1,809
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date (1)	$(1,917)	$(2,358)

1.

Includes $1.8 million for the three months ended September 30, 2022, of net losses as a result of the measurement alternative. There were no net gains (losses) as a result of the measurement alternative for the three months ended September 30, 2021.

Investment income (loss) can be volatile and varies depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
ETF advisory fees	$3,913	$5,316
USGIF advisory fees	610	966
USGIF performance fees earned (paid)	(146)	188
Total Advisory Fees	4,377	6,470
USGIF administrative services fees	35	51
Total Operating Revenues	$4,412	$6,521

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2023. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $220,000 for the three months ended September 30, 2022, compared with $158,000, for the corresponding period in the prior fiscal year. Management cannot predict the impact of future waivers due the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of September 30, 2022, the Company had $1.4 million in receivables from fund clients, of which $144,000 was from USGIF and $1.2 million was from the ETFs. As of June 30, 2022, the Company had $1.6 million in receivables from fund clients, of which $188,000 was from USGIF and $1.4 million was from ETFs.

NOTE 4. RESTRICTED AND UNRESTRICTED CASH

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

(dollars in thousands)	September 30, 2022	June 30, 2022
Cash and cash equivalents	$23,287	$22,314
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$24,287	$23,314

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in fiscal year 2026. Lease expense totaled $23,000 for the three months ended September 30, 2022, and $39,000 for the three months ended September 30, 2021.

The following table presents the components of lease expense included in general and administrative expense on the Consolidated Statements of Operations.

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$7	$-
Interest on lease liabilities	1	-
Total finance lease cost	8	-
Operating lease cost	-	13
Short-term lease cost	15	26
Total lease cost	$23	$39

Supplemental information related to the Company's leases follows.

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
Operating cash flows from operating leases included in lease liabilities	$-	$13
Lease liabilities obtained from new ROU assets - operating	$-	$-
Operating cash flows from financing leases included in lease liabilities	$1	$-
Financing cash flows from financing leases included in lease liabilities	$7	$-
Lease liabilities obtained from new ROU assets - financing	$-	$-

Additional qualitative information concerning the Company’s leases follows.

	September 30, 2022	June 30, 2022
Weighted-average remaining lease term - financing leases (years)	3.00	3.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of September 30, 2022.

(dollars in thousands)
Fiscal Year	Finance Leases
2023 (excluding the three months ended September 30, 2022)	$23
2024	31
2025	31
2026	8
2027	-
Total lease payments	93
Less imputed interest	(6)
Total	$87

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2025. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $34,000 and $26,000, for the three months ended September 30, 2022, and 2021, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $8,000 and $9,000 at September 30, 2022, and June 30, 2022, respectively.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of September 30, 2022.

(dollars in thousands)
Fiscal Year	Operating Leases
2023 (excluding the three months ended September 30, 2022)	$53
2024	42
2025	36
2026	-
2027	-
Thereafter	-
Total lease payments	$131

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2023, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at September 30, 2022, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2022, the credit facility remains unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0050 per month for July 2021 through September 2021, and $0.0075 per month for October 2021 through September 2022.

In September 2022, the Board authorized the continuance of the monthly dividend of $0.0075 per share from October through December 2022, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three months ended September 30, 2022, and 2021, the Company repurchased 39,965 and 13,647 class A shares using cash of $133,000 and $82,000, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At September 30, 2022, there were 229,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. At September 30, 2021, there were 231,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. There were no options granted or exercised for the three months ended September 30, 2022, or 2021. There were 2,000 options forfeited for the three months ended September 30, 2022, and no options forfeited during the three months ended September 30, 2021.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three months ended September 30, 2022. For the three months ended September 30, 2021, $388,000 was recognized as compensation expense. As of September 30, 2022, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans. As of September 30, 2021, there was $345,000 unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2022	2021
Net Income	$118	$2,390

Weighted average number of outstanding shares
Basic	14,948,688	15,030,115
Effect of dilutive securities
Stock options	587	1,084
Diluted	14,949,275	15,031,199

Earnings Per Share
Basic Net Income per Share	$0.01	$0.16
Diluted Net Income per Share	$0.01	$0.16

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three months ended September 30, 2022, employee stock options for 229,000 were excluded from diluted EPS. For the three months ended September 30, 2021, employee stock options for 231,000 were excluded from diluted EPS.

During the three months ended September 30, 2022, and 2021, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate. The effective rate for the three months ended September 30, 2022, and 2021, was materially impacted by ordinary income and losses in each jurisdiction, permanent items and the income tax impact of discrete items.

For U.S. federal income tax purposes at September 30, 2022, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers. For Canadian income tax purposes, USCAN has $15,000 net operating loss carryovers and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At September 30, 2022, a valuation allowance of $4,000 was included to fully reserve for Canadian net operating loss carryovers. There was no valuation allowance at  June 30, 2022.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment (1)	Total
Three Months Ended September 30, 2022
Balance at June 30, 2022	$4,276	$-	$4,276
Other comprehensive loss before reclassifications	(152)	-	(152)
Tax effect	32	-	32
Amount reclassified from AOCI	(469)	-	(469)
Tax effect	98	-	98
Net other comprehensive loss	(491)	-	(491)
Balance at September 30, 2022	$3,785	$-	$3,785

Three Months Ended September 30, 2021
Balance at June 30, 2021	$6,564	$23	$6,587
Other comprehensive loss before reclassifications	(186)	(12)	(198)
Tax effect	39	-	39
Amount reclassified from AOCI	(602)	-	(602)
Tax effect	126	-	126
Net other comprehensive loss	(623)	(12)	(635)
Balance at September 30, 2021	$5,941	$11	$5,952

1.	Amounts include no tax expense or benefit.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Three Months Ended September 30, 2022
Net operating revenues	$4,412	$-	$4,412
Investment loss	$-	$(1,447)	$(1,447)
Other income	$61	$-	$61
Income (loss) before income taxes	$1,661	$(1,462)	$199
Depreciation	$61	$-	$61
Gross identifiable assets at September 30, 2022	$23,607	$34,965	$58,572
Deferred tax asset			$751
Consolidated total assets at September 30, 2022			$59,323
Three Months Ended September 30, 2021
Net operating revenues	$6,521	$-	$6,521
Investment loss	$-	$(34)	$(34)
Income from equity method investments	$-	$15	$15
Other income	$56	$-	$56
Income (loss) before income taxes	$3,113	$(209)	$2,904
Depreciation	$48	$-	$48
Gross identifiable assets at September 30, 2021	$21,204	$40,713	$61,917

Net operating revenues from investment management services includes operating revenues from USGIF of $499,000 and $1.2 million for the three months ended September 30, 2022, and 2021, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $3.9 million and $5.3 million for the three months ended September 30, 2022, and 2021, respectively.

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

The Board has authorized a monthly dividend of $0.0075 per share through December 2022, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2022 is approximately $336,000.

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

The Company also generates operating revenues from managing and servicing U.S. Global Investors Funds (“USGIF” or the “Funds”). These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment directly impact the asset levels of the Funds, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each Fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds.

At September 30, 2022, total assets under management, including ETF and USGIF clients, were approximately $2.3 billion versus $4.3 billion at September 30, 2021, a decrease of $2.0 billion, or 45.9 percent. During the three months ended September 30, 2022, average assets under management, including ETF and USGIF clients, were $2.9 billion versus $4.0 billion during the three months ended September 30, 2021. At June 30, 2022, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $2.9 billion, and has decreased $607.5 million, or 20.9 percent, during the three months ended September 30, 2022.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2022, and 2021.

	Changes in Assets Under Management
	Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$286,367	$71,161	$357,528	$433,380	$75,842	$509,222
Market depreciation	(19,826)	(758)	(20,584)	(54,585)	(102)	(54,687)
Dividends and distributions	-	(129)	(129)	-	(75)	(75)
Net shareholder redemptions	(6,527)	(3,467)	(9,994)	(8,769)	(625)	(9,394)
Ending Balance	$260,014	$66,807	$326,821	$370,026	$75,040	$445,066

Average investment management fee	0.86%	0.00%	0.69%	0.96%	0.00%	0.81%
Average net assets	$282,446	$69,040	$351,486	$399,442	$74,936	$474,378

As shown above, USGIF period-end assets under management were lower at September 30, 2022, compared to September 30, 2021. Average net assets for the three months in the current fiscal year were lower than the same periods in the previous fiscal year.  Both the equity funds and fixed income funds had net market depreciation and net shareholder redemptions for the three months ended September 30, 2022, and for the three months ended September 30, 2021.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 69 basis points for the three months ended September 30, 2022, and 81 basis points for the same period in the prior year. The average investment management fee for the equity funds was 86 basis points for the three months ended September 30, 2022, and 96 basis points for the same period in the prior year. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was minimal for both periods.

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

As of September 30, 2022, the Company held investments carried at fair value of $27.0 million and a cost basis of $28.4 million. The fair value of these investments is approximately 45.6 percent of the Company’s total assets at September 30, 2022. In addition, the Company held other investments of approximately $2.6 million and held-to-maturity debt investments of $1.0 million.

Investments recorded at fair value on a recurring basis were approximately $27.0 million at September 30, 2022, compared to approximately $27.9 million at June 30, 2022, the Company’s prior fiscal year end, which is a decrease of approximately $845,000. See Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS –  Three months ended September 30, 2022, and 2021

The Company posted net income of $118,000 ($ 0.01 per share) for the three months ended September 30, 2022, compared with net income of $2.4 million ($ 0.16 per share) for the three months ended September 30, 2021, a decrease in net income of approximately $2.3 million. The change is primarily due to a decrease in operating revenue compared to the same period last year, a decrease in realized investment gains in the current period compared to the same period last year, offset by a decrease in operating expenses compared to the same period last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2022, decreased $2.1 million, or 32.3 percent, compared with the three months ended September 30, 2021. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $2.1 million, or 32.3 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $1.8 million. The majority of this decrease was from ETF unitary management fees, which decreased $1.4 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were ($146,000) compared to $188,000 in performance fees received in the corresponding period in the prior year, a change of $334,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2022, decreased $827,000, or 22.6 percent, compared with the three months ended September 30, 2021. The decrease in operating expenses was primarily attributable to a decrease in employee compensation of $749,000, or 38.9 percent, primarily as a result of a decrease in bonuses in the current period, amortization of employee stock options in the prior period, offset by salary increases for employees. Higher bonuses in same period last year were related to realized investment gains, company performance, and fund performance. General and administrative expenses decreased by $94,000, or 5.9 percent, primarily due to lower directors’ fees and expenses, primarily due to amortization of stock options.

Other Income (Loss)

Total consolidated other loss for the three months ended September 30, 2022, was $1.4 million, compared to $37,000 of other income for the three months ended September 30, 2021, a decrease of approximately $1.4 million. This change was primarily due to the following factors:

•

Investment loss was $1.4 million for the three months ended September 30, 2022, compared to $34,000 for the three months ended September 30, 2021, a change of approximately $1.4 million. This was primarily due to no realized gains on sales of securities in the current period, whereas the same period in the prior year had $1.8 million in realized gains on sales of securities. This was slightly offset by a decrease in unrealized losses on equity securities in the current period. Unrealized losses on equity securities in the current period was $1.9 million for the three months ended September 30, 2022, compared to $2.4 million for the three months ended September 30, 2021, a change of $441,000.

•

There was no income from equity method investments for the three months ended September 30, 2022, compared to $15,000 in income for the three months ended September 30, 2021. The Company’s equity method investment was dissolved during fiscal 2022.

Provision for Income Taxes

A tax expense of $81,000 was recorded for the three months ended September 30, 2022, compared to tax expense of $514,000 for the three months ended September 30, 2021. The decrease in tax expense was primarily the result of lower operating income in the current period compared to prior period, and realized gains on sales of corporate investments in the prior period. Prior year tax expense was low in comparison pre-tax income primarily due to net gains on USGI Canada investments, which are taxed at 13.25%, a rate that is lower than the Company’s statutory rate.  In the current year, the tax expense percentage is high in comparison pre-tax income primarily due to discrete foreign currency losses for which the Company cannot claim a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, the Company had net working capital (current assets minus current liabilities) of approximately $34.6 million, an increase of $737,000, or 2.2 percent, since June 30, 2022, and a current ratio (current assets divided by current liabilities) of 10.6 to 1. With approximately $23.3 million in cash and cash equivalents, an increase of $1.0 million, or 4.4 percent since June 30, 2022, and $13.7 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 62.3 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $1.2 million, proceeds from principal paydowns of $750,000, offset by purchases of investments of $477,000, repurchases of the Company's common stock of $133,000, and dividends paid of $336,000. Consolidated shareholders’ equity at September 30, 2022, was $55.7 million, a decrease of $829,000, or 1.5 percent since June 30, 2022. The decrease was primarily due to other comprehensive loss of $491,000, dividends declared of $335,000, and repurchases of the Company's common stock of $133,000, slightly offset by net income of $118,000 for the three months ended September 30, 2022.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2023, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the balance sheet, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2022, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2023. The advisory agreement for the U.S.-based ETFs has been renewed through September 2023.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2022, but may be suspended or discontinued at any time. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $37.0 million are available to fund current activities.

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

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three months ended September 30, 2022, the Company realized a decrease of ($146,000) in its USGIF base advisory fee, and for the three months ended September 30, 2021, an increase of $188,000 due to these performance adjustments.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of September 30, 2022, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	September 30, 2022	Percentage Change	Price Change	Net Income (Loss) (1)
Equity securities at fair value	$16,346	25% increase	$20,433	$3,228
		25% decrease	$12,260	$(3,228)
Embedded derivatives at fair value (2)	$3	25% increase	$4	$1
		25% decrease	$2	$(1)

1.

Changes in unrealized gains and losses on embedded derivatives and equity securities at fair value are included in earnings in the Consolidated Statements of Operations. The estimated increase (decrease) is after income taxes at the statutory rate in effect as of the balance sheet date.

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

A significant portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $2.7 million at September 30, 2022. Also, the embedded derivatives shown in the above table, which were valued at $3,000 at September 30, 2022, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 2, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2022. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
07-01-22 to 07-31-22	5,897	$25	$4.21	5,897	$4,659
08-01-22 to 08-31-22	2,381	9	$3.94	2,381	$4,650
09-01-22 to 09-30-22	31,687	99	$3.13	31,687	$4,551
Total	39,965	$133	$3.34	39,965

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 10, 2022	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 10, 2022	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer