Form 10-K/A
period 2022-06-30
U S GLOBAL INVESTORS INC
filed 2023-05-19
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

We have restated our consolidated financial statements as of June 30, 2022, and for the year then ended in order to correct certain fair value measurements related to our investment in HIVE Blockchain Technologies, Ltd. (“HIVE”) common share purchase warrants and our investment in HIVE unsecured convertible debentures. For a discussion of the valuation, the adjusted fair value measurement, and the impact of the restatement adjustment on the consolidated financial statements as of June 30, 2022, and for the year then ended, see Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data.

Internal Control Over Financial Reporting

Management reassessed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, and concluded that a deficiency in the design and operating effectiveness of the internal controls represented a material weakness in the internal control over financial reporting and, therefore, the Company did not maintain effective internal control over financial reporting as of June 30, 2022. For a description of the material weakness identified by management and management’s plan to remediate the material weakness, see Part II, Item 9A — Controls and Procedures.

Amended Reports

This Amended Annual Report on Form 10-K/A-2 does not reflect events occurring after the original filing date of September 1, 2022, and does not modify or update disclosures in the original filing that may have been affected by subsequent events, except for the effects of the restatement described in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data. Other disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.

This Amended Annual Report on Form 10-K/A-2 reflects amendments to the following items:

 ●    Part I, Item 1A — Risk Factors
     ●    Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations
     ●    Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk

     ●    Part II, Item 8 — Financial Statements and Supplementary Data
     ●    Part II, Item 9A — Controls and Procedures
     ●    Part IV, Item 15 — Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Annual Report on Form 10-K/A-2. See Exhibits 31.1 and 32.1.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

As further described in Item 9A of this Form 10-K/A-2, management has concluded that, because of a material weakness in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to remediate this material weakness in our internal controls, or after having remediated such material weakness, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on this material weakness and we may be subject to negative reactions from shareholders and others with whom we do business.

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

Securities at Fair Value	Cost	Unrealized Gain in Other Comprehensive Income	Unrealized Gain (Loss) in Investment Income (Loss)	Fair Value
(dollars in thousands)
Equity securities at fair value [1]	$19,967	$-	$(5,667)	$14,300
Available-for-sale debt securities at fair value [2]	8,576	4,588	(2,539)	10,625
Total at June 30, 2022, As Restated	$28,543	$4,588	$(8,206)	$24,925

Equity securities at fair value [1]	$14,363	$-	$3,895	$18,258
Available-for-sale debt securities at fair value [2]	8,741	8,308	-	17,049
Total at June 30, 2021	$23,104	$8,308	$3,895	$35,307

1.	Changes in unrealized and realized gains and losses are included in earnings in the statement of operations.

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

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal year 2022, the Company had a total investment loss of $6.2 million, compared to $28.3 million investment income in fiscal year 2021. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A significant portion of the securities recorded at fair value in the above table is in investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $11.1 million at June 30, 2022, and $25.1 million at June 30, 2021. The investments in HIVE are discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. Frank Holmes, CEO, is the executive chairman of HIVE. Effective August 31, 2018, Mr. Holmes was named Interim CEO of HIVE.

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

Year Ended June 30, 2022, Compared with Year Ended June 30, 2021

The Company posted net income, as shown in the Consolidated Statements of Operations, of $3.8 million ($ 0.25 per share) for the year ended June 30, 2022, compared with net income of $32.0 million ($ 2.12 per share) for the year ended June 30, 2021, a decrease of approximately $28.1 million. The change is primarily due to lower realized gains and unrealized investment losses in the current year compared to higher realized gains and unrealized investment gains in the prior year, as discussed further below.

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

Other Income (Loss)

	Year ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
	As Restated
Investment income (loss)	$(6,174)	$28,338	$(34,512)	(121.8)%
Income (loss) from equity method investments	(206)	347	(553)	(159.4)%
Gain on forgiveness of PPP loan	-	444	(444)	(100.0)%
Other income	235	144	91	63.2%
Total Other Income (Loss)	$(6,145)	$29,273	$(35,418)	(121.0)%

Total consolidated other loss for the year ended June 30, 2022, was $6.1 million, compared to $29.3 million in income for the year ended June 30, 2021, a change of $ 35.4 million, or 121.0 percent. The change was primarily due to the following components and factors:

●

Investment loss was $6.2 million for the year ended June 30, 2022, compared to investment income of $28.3 million for the year ended June 30, 2021, a change of approximately $34.5 million.  Investment income (loss) is dependent on market fluctuations and does not remain at a consistent level.

○	The current year ended June 30, 2022, had unrealized losses on equity securities of $9.4 million, unrealized losses on embedded derivatives of $2.5 million, and realized gains on sales of securities of $1.8 million, whereas the prior year ended June 30, 2021, had unrealized gains of $9.9 million on equity securities, no unrealized losses on embedded derivatives, and realized gains on sales of equity securities of $16.6 million. The $16.6 realized gains on equity securities in the prior year ended June 30, 2021, was primarily from the sale of the Company’s investment in common stock of HIVE, resulting in $15.0 million of the realized gains included in investment income.
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

○

A significant portion of corporate investments is held in securities of a company in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of this security and other investments in Note 4, Investments, to the Consolidated Financial Statements of this Amended Annual Report on Form 10-K/A-2.

●	There was $206,000 in losses from equity method investments for the year ended June 30, 2022, compared to $347,000 in income for the year ended June 30, 2021, a decrease of $553,000. The Company’s equity method investment was dissolved during the year ended June 30, 2022.

●

The Company recorded a gain of $444,000 for the year ended June 30, 2021, due to extinguishment of debt related to forgiveness of the Paycheck Protection Program (“PPP”) loan and accrued interest. See further information on the PPP loan in Note 10, Borrowings, to the Consolidated Financial Statements of this Amended Annual Report on Form 10-K/A-2.

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

Provision for Income Taxes

A tax expense of $1.1 million was recorded for the year ended June 30, 2022, compared to a tax expense of $5.5 million for the year ended June 30, 2021. The tax expense in the current year was primarily the result of operating income, offset by a decrease in valuation of certain investments, which resulted in a deferred tax asset. The tax expense in the prior period was primarily the result of operating income, realized gain on sale of securities, and unrealized gains on securities.

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

Liquidity and Capital Resources

At June 30, 2022, the Company had net working capital (current assets minus current liabilities) of approximately $33.9 million and a current ratio (current assets divided by current liabilities) of 9.2 to 1. With approximately $22.3 million in cash and cash equivalents and $13.8 million in securities carried at fair value, excluding convertible securities, which together comprise approximately 61.9 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $54.2 million.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $10.5 million, proceeds on sales of equity investments of $2.9 million, and proceeds from principal paydowns of $3.0 million, somewhat offset by $6.7 million of corporate investment purchases. Consolidated shareholders’ equity at June 30, 2022, was $54.2 million, a decrease of $160,000, or 0.3 percent since June 30, 2021. The decrease was primarily due to a decrease in other comprehensive income (loss) of $3.0 million, dividends declared of $1.4 million, somewhat offset by net income of $3.8 million for the year ended June 30, 2022.

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

Critical Accounting Estimates

The discussion and analysis of financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Management reviews these estimates on an ongoing basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are described in more detail in Note 3 to the consolidated financial statements, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of investments, income taxes, and valuation of stock-based compensation.

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

	Fair Value at	Hypothetical	Estimated Fair Value	Estimated Increase
	June 30, 2022	Percentage	After Hypothetical	(Decrease) in
(dollars in thousands)	(As Restated)	Change	Price Change	Net Income (Loss) (1)
Equity securities at fair value	$14,300	25% increase	$17,875	$2,824
		25% decrease	$10,725	$(2,824)
Embedded derivatives at fair value [2]	$3	25% increase	$4	$1
		25% decrease	$2	$(1)

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

A significant portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $515,000 at June 30, 2022. Also, the embedded derivatives shown in the above table, which were valued at $3,000 at June 30, 2022, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Amended Annual Report on Form 10-K/A-2. HIVE is a company that is headquartered and traded in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

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

Restatement to Correct 2022 Misstatement

As discussed in Note 1 to the consolidated financial statements, the 2022 financial statements have been restated to correct a misstatement.

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

/s/ BDO USA, LLP

We have served as the Company's auditor from 2004 to 2022.

Dallas, Texas

September 1, 2022, except for the impact of the restatement discussed in Note 1 as to which the date is May 19, 2023

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
(dollars in thousands)	As Restated
Assets
Current Assets
Cash and cash equivalents	$22,314	$14,436
Restricted cash	1,000	1,000
Investments in securities at fair value	12,138	6,322
Accounts and other receivables	1,796	2,534
Tax receivable	384	2,147
Prepaid expenses	400	350
Total Current Assets	38,032	26,789

Net Property and Equipment	1,370	1,376

Other Assets
Deferred tax asset	872	-
Investments in equity securities at fair value, non-current	2,162	11,936
Investments in available-for-sale debt securities at fair value	10,625	17,049
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	3,992	3,453
Equity method investments	-	532
Operating lease, right of use assets	-	43
Financing lease, right of use assets	93	-
Other assets, non-current	216	99
Total Other Assets	18,960	34,112
Total Assets	$58,362	$62,277
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73	$102
Accrued compensation and related costs	1,864	1,561
Dividends payable	337	226
Operating lease liability, short-term	-	43
Financing lease liability, short-term	27	-
Other accrued expenses	1,831	1,345
Taxes payable	-	1,877
Total Current Liabilities	4,132	5,154

Long-Term Liabilities
Deferred tax liability	-	2,799
Financing lease liability, long-term	66	-
Total Long-Term Liabilities	66	2,799
Total Liabilities	4,198	7,953

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 and 13,866,913 shares issued at June 30, 2022, and June 30, 2021, respectively; 12,888,950 and 12,967,960 shares outstanding at June 30, 2022, and June 30, 2021, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 and 2,068,635 shares issued and outstanding at June 30, 2022, and June 30, 2021, respectively	52	52
Additional paid-in-capital	16,438	15,677
Treasury stock, class A shares at cost; 978,049 shares and 898,953 shares at June 30, 2022, and June 30, 2021, respectively	(2,599)	(2,172)
Accumulated other comprehensive income, net of tax	3,624	6,587
Retained earnings	36,302	33,833
Total Shareholders’ Equity	54,164	54,324
Total Liabilities and Shareholders’ Equity	$58,362	$62,277

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2022	2021
(dollars in thousands, except per share data)
	As Restated
Operating Revenues
Advisory fees	$24,525	$21,445
Administrative services fees	189	209
	24,714	21,654
Operating Expenses
Employee compensation and benefits	6,059	7,369
General and administrative	6,911	5,704
Advertising	405	220
Depreciation and amortization	226	196
	13,601	13,489
Operating Income	11,113	8,165
Other Income (Loss)
Investment income (loss)	(6,174)	28,338
Income (loss) from equity method investments	(206)	347
Gain on forgiveness of PPP loan	-	444
Other income	235	144
	(6,145)	29,273
Income Before Income Taxes	4,968	37,438
Provision for Income Taxes
Tax expense	1,149	5,477
Net Income	3,819	31,961

Earnings Per Share
Basic Net Income per Share	$0.25	$2.12
Diluted Net Income per Share	$0.25	$2.12

Basic weighted average number of common shares outstanding	15,010,138	15,067,044
Diluted weighted average number of common shares outstanding	15,011,128	15,067,953

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(dollars in thousands)	2022	2021
	As Restated
Net Income	$3,819	$31,961
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(1,209)	7,496
Less: reclassification adjustment for gains included in net income (Note 4)	(1,731)	(932)
Net change from available-for-sale securities, net of tax	(2,940)	6,564
Foreign currency translation adjustment	(13)	27
Less: reclassification adjustment for foreign currency gains included in net income	(10)	-
Net change from foreign currency translations	(23)	27
Other Comprehensive Income (Loss)	(2,963)	6,591
Comprehensive Income	$856	$38,552

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

								Accumulated
	Common		Common					Other
	Stock	Common	Stock	Common	Additional	Treasury		Comprehensive
	(class A)	Stock	(class C)	Stock	Paid-in	Stock	Treasury	Income	Retained
(dollars in thousands)	Shares	(class A)	Shares	(class C)	Capital	Shares	Stock	(Loss)	Earnings	Total
Balance at June 30, 2020	13,866,913	$347	2,068,635	$52	$15,623	855,432	$(1,879)	$(4)	$2,625	$16,764
Purchases of shares of Common Stock (class A)	-	-	-	-	-	53,151	(314)	-	-	(314)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,330)	5	-	-	13
Share-based compensation, net of tax	-	-	-	-	43	-	-	-	-	43
Dividends declared	-	-	-	-	-	-	-	-	(753)	(753)
Stock bonuses	-	-	-	-	3	(7,300)	16	-	-	19
Other comprehensive income, net of tax	-	-	-	-	-	-	-	6,591	-	6,591
Net income	-	-	-	-	-	-	-	-	31,961	31,961
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	89,287	(452)	-	-	(452)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	28	(10,191)	25	-	-	53
Conversion of shares of class C common stock for class A common stock	86	-	(86)	-	-	-	-	-	-	-
Share-based compensation, net of tax	-	-	-	-	733	-	-	-	-	733
Dividends declared	-	-	-	-	-	-	-	-	(1,350)	(1,350)
Other comprehensive loss, net of tax, as restated	-	-	-	-	-	-	-	(2,963)	-	(2,963)
Net income, as restated	-	-	-	-	-	-	-	-	3,819	3,819
Balance at June 30, 2022 (As Restated)	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$36,302	$54,164

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2022	2021
(dollars in thousands)
	As Restated
Cash Flows from Operating Activities:
Net income	$3,819	$31,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(419)	374
Net recognized loss on disposal of fixed assets	-	7
Net realized gains on securities	(4,039)	(17,746)
Unrealized losses (gains) on securities	11,914	(9,909)
Investment basis adjustment	5	27
Net loss (income) from equity method investment	206	(347)
Foreign currency transaction gain	(10)	-
Provision for deferred taxes	(2,891)	1,055
Stock bonuses	-	19
Stock-based compensation expense	733	43
PPP loan forgiveness	-	(444)
Changes in operating assets and liabilities:
Accounts and other receivables	2,501	(3,685)
Prepaid expenses and other assets	(217)	(22)
Accounts payable and accrued expenses	(1,067)	3,433
Total adjustments	6,716	(27,195)
Net cash provided by operating activities	10,535	4,766
Cash Flows from Investing Activities:
Purchase of property and equipment	(220)	(73)
Purchase of equity securities at fair value, current	(6,000)	-
Purchase of equity securities at fair value, non-current	(123)	(5,988)
Purchase of other investments	(620)	(863)
Purchase of held-to-maturity debt securities	-	(1,000)
Purchase of available-for-sale debt securities at fair value	-	(9,147)
Proceeds from sale of equity method investment	85	-
Proceeds on sale of equity securities at fair value, non-current	2,850	24,313
Proceeds from principal paydowns of available-for-sale debt securities at fair value	3,000	1,408
Return of capital on other investments	9	-
Net cash provided by (used in) investing activities	(1,019)	8,650
Cash Flows from Financing Activities:
Issuance of common stock	53	13
Repurchases of common stock	(452)	(314)
Dividends paid	(1,239)	(640)
Net cash used in financing activities	(1,638)	(941)
Net increase in cash, cash equivalents, and restricted cash	7,878	12,475
Beginning cash, cash equivalents, and restricted cash	15,436	2,961
Ending cash, cash equivalents, and restricted cash	$23,314	$15,436

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$337	$226
Fair value of assets acquired	$228	$-
Unsettled sales of non-current investments	$-	$22

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$4,142	$4,696

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 2022, and for the year then ended, have been restated to reflect corrections of misstatements related to our corporate investments in HIVE Blockchain Technologies, Ltd. ("HIVE"). In addition to the changes listed below, various footnotes reflect the effects of this restatement, including but not limited to, Note 4, Investments, Note 13, Income Taxes, Note 14, Earnings Per Share, Note 15, Accumulated Other Comprehensive Income (Loss), and Note 16, Financial Information by Business Segment.

An error was detected in the fair value calculations performed by a third party for the investment in HIVE common share purchase warrants and the investment in HIVE unsecured convertible debentures. Specifically, related to the common share purchase warrants, the valuation model was not appropriately adjusted after a share consolidation by the issuer in May 2022. As a result, the fair value of the common share purchase warrants was corrected at June 30, 2022. The effect was as follows:

Year Ended
and as of
(dollars in thousands, except per share data)	June 30, 2022
(Overstatement)/Understatement
Deferred tax asset	$448
Investments in equity securities at fair value, non-current	$(2,128)
Total Shareholders’ Equity	$(1,680)
Investment Loss	$2,128
Tax Expense	$(448)
Net Income	$(1,680)
Earnings Per Share	$(0.12)

The error related to the HIVE unsecured convertible debentures was related to an additional principal payment being included within the binomial lattice valuation model. As a result, the fair value of the HIVE unsecured convertible debentures was corrected at June 30, 2022. The effect was as follows:

Year Ended
and as of
(dollars in thousands)	June 30, 2022
(Overstatement)/Understatement
Deferred tax asset	$172
Investments in available-for-sale debt securities at fair value	$(824)
Total Shareholders’ Equity	$(652)
Other Comprehensive Loss	$652

The following tables set forth the impact of the restatement on the Company's annual consolidated financial statements as of and for the year ended June 30, 2022.

CONSOLIDATED BALANCE SHEET

	June 30, 2022
	As
	Previously	Restatement	As
(dollars in thousands)	Reported	Adjustments	Restated
Assets
Current Assets
Cash and cash equivalents	$22,314	$-	$22,314
Restricted cash	1,000	-	1,000
Investments in securities at fair value	12,138	-	12,138
Accounts and other receivables	1,796	-	1,796
Tax receivable	384	-	384
Prepaid expenses	400	-	400
Total Current Assets	38,032	-	38,032

Net Property and Equipment	1,370	-	1,370

Other Assets
Deferred tax asset	252	620	872
Investments in equity securities at fair value, non-current	4,290	(2,128)	2,162
Investments in available-for-sale debt securities at fair value	11,449	(824)	10,625
Investments in held-to-maturity debt securities	1,000	-	1,000
Other investments	3,992	-	3,992
Equity method investments	-	-	-
Operating lease, right of use assets	-	-	-
Financing lease, right of use assets	93	-	93
Other assets, non-current	216	-	216
Total Other Assets	21,292	(2,332)	18,960
Total Assets	$60,694	$(2,332)	$58,362
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73	$-	$73
Accrued compensation and related costs	1,864	-	1,864
Dividends payable	337	-	337
Operating lease liability, short-term	-	-	-
Financing lease liability, short-term	27	-	27
Other accrued expenses	1,831	-	1,831
Taxes payable	-	-	-
Total Current Liabilities	4,132	-	4,132

Long-Term Liabilities
Deferred tax liability	-	-	-
Financing lease liability, long-term	66	-	66
Total Long-Term Liabilities	66	-	66
Total Liabilities	4,198	-	4,198

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 and 13,866,913 shares issued at June 30, 2022, and June 30, 2021, respectively; 12,888,950 and 12,967,960 shares outstanding at June 30, 2022, and June 30, 2021, respectively	347	-	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 and 2,068,635 shares issued and outstanding at June 30, 2022, and June 30, 2021, respectively	52	-	52
Additional paid-in-capital	16,438	-	16,438
Treasury stock, class A shares at cost; 978,049 shares and 898,953 shares at June 30, 2022, and June 30, 2021, respectively	(2,599)	-	(2,599)
Accumulated other comprehensive income, net of tax	4,276	(652)	3,624
Retained earnings	37,982	(1,680)	36,302
Total Shareholders’ Equity	56,496	(2,332)	54,164
Total Liabilities and Shareholders’ Equity	$60,694	$(2,332)	$58,362

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30, 2022
	As
	Previously	Restatement	As
(dollars in thousands, except per share data)	Reported	Adjustments	Restated
Operating Revenues
Advisory fees	$24,525	$-	$24,525
Administrative services fees	189	-	189
	24,714	-	24,714
Operating Expenses
Employee compensation and benefits	6,059	-	6,059
General and administrative	6,911	-	6,911
Advertising	405	-	405
Depreciation and amortization	226	-	226
	13,601	-	13,601
Operating Income	11,113	-	11,113
Other Income (Loss)
Investment income (loss)	(4,046)	(2,128)	(6,174)
Income (loss) from equity method investments	(206)	-	(206)
Other income	235	-	235
	(4,017)	(2,128)	(6,145)
Income Before Income Taxes	7,096	(2,128)	4,968
Provision for Income Taxes
Tax expense	1,597	(448)	1,149
Net Income	5,499	(1,680)	3,819

Earnings Per Share
Basic Net Income per Share	$0.37	$(0.12)	$0.25
Diluted Net Income per Share	$0.37	$(0.12)	$0.25

Basic weighted average number of common shares outstanding	15,010,138		15,010,138
Diluted weighted average number of common shares outstanding	15,011,128		15,011,128

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30, 2022
	As
	Previously	Restatement	As
(dollars in thousands)	Reported	Adjustments	Restated
Net Income	$5,499	$(1,680)	$3,819
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale securities arising during period	(557)	(652)	(1,209)
Less: reclassification adjustment for gains included in net income (Note 4)	(1,731)	-	(1,731)
Net change from available-for-sale securities, net of tax	(2,288)	(652)	(2,940)
Foreign currency translation adjustment	(13)	-	(13)
Less: reclassification adjustment for foreign currency gains included in net income	(10)	-	(10)
Net change from foreign currency translations	(23)	-	(23)
Other Comprehensive Income (Loss)	(2,311)	(652)	(2,963)
Comprehensive Income	$3,188	$(2,332)	$856

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

								Accumulated
	Common		Common					Other
	Stock	Common	Stock	Common	Additional	Treasury		Comprehensive
	(class A)	Stock	(class C)	Stock	Paid-in	Stock	Treasury	Income	Retained
	Shares	(class A)	Shares	(class C)	Capital	Shares	Stock	(Loss)	Earnings	Total
(dollars in thousands)
	As Previously Reported:
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	89,287	(452)	-	-	(452)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	28	(10,191)	25	-	-	53
Conversion of shares of class C common stock for class A common stock	86	-	(86)	-	-	-	-	-	-	-
Share-based compensation, net of tax	-	-	-	-	733	-	-	-	-	733
Dividends declared	-	-	-	-	-	-	-	-	(1,350)	(1,350)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(2,311)	-	(2,311)
Net income	-	-	-	-	-	-	-	-	5,499	5,499
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$4,276	$37,982	$56,496

	Restatement Adjustments:
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(652)	-	(652)
Net income	-	-	-	-	-	-	-	-	(1,680)	(1,680)

	As Restated:
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	89,287	(452)	-	-	(452)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	28	(10,191)	25	-	-	53
Conversion of shares of class C common stock for class A common stock	86	-	(86)	-	-	-	-	-	-	-
Share-based compensation, net of tax	-	-	-	-	733	-	-	-	-	733
Dividends declared	-	-	-	-	-	-	-	-	(1,350)	(1,350)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(2,963)	-	(2,963)
Net income	-	-	-	-	-	-	-	-	3,819	3,819
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$36,302	$54,164

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30, 2022
(dollars in thousands)	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$5,499	$(1,680)	$3,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(419)	-	(419)
Net recognized loss on disposal of fixed assets	-	-	-
Net realized gains on securities	(4,039)	-	(4,039)
Unrealized losses (gains) on securities	9,786	2,128	11,914
Investment basis adjustment	5	-	5
Net loss (income) from equity method investment	206	-	206
Foreign currency transaction gain	(10)	-	(10)
Provision for deferred taxes	(2,443)	(448)	(2,891)
Stock bonuses	-	-	-
Stock-based compensation expense	733	-	733
PPP loan forgiveness	-	-	-
Changes in operating assets and liabilities:
Accounts and other receivables	2,501	-	2,501
Prepaid expenses and other assets	(217)	-	(217)
Accounts payable and accrued expenses	(1,067)	-	(1,067)
Total adjustments	5,036	1,680	6,716
Net cash provided by operating activities	10,535	-	10,535
Cash Flows from Investing Activities:
Purchase of property and equipment	(220)	-	(220)
Purchase of equity securities at fair value, current	(6,000)	-	(6,000)
Purchase of equity securities at fair value, non-current	(123)	-	(123)
Purchase of other investments	(620)	-	(620)
Purchase of held-to-maturity debt securities	-	-	-
Purchase of available-for-sale debt securities at fair value	-	-	-
Proceeds from sale of equity method investment	85	-	85
Proceeds on sale of equity securities at fair value, non-current	2,850	-	2,850
Proceeds from principal paydowns of available-for-sale debt securities at fair value	3,000	-	3,000
Return of capital on other investments	9	-	9
Net cash provided by (used in) investing activities	(1,019)	-	(1,019)
Cash Flows from Financing Activities:
Issuance of common stock	53	-	53
Repurchases of common stock	(452)	-	(452)
Dividends paid	(1,239)	-	(1,239)
Net cash used in financing activities	(1,638)	-	(1,638)
Net increase in cash, cash equivalents, and restricted cash	7,878	-	7,878
Beginning cash, cash equivalents, and restricted cash	15,436	-	15,436
Ending cash, cash equivalents, and restricted cash	$23,314	$-	$23,314

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$337	$-	$337
Fair value of assets acquired	$228	$-	$228
Unsettled sales of non-current investments	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$4,142	$-	$4,142

NOTE 2. ORGANIZATION

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

Embedded derivatives. The Company does not use derivatives for trading, speculation, or hedging exposures. Certain financial instruments the Company invests in contain both a derivative and a non-derivative component. In such cases, the derivative component is termed an embedded derivative, with the non-derivative component representing the host contract. If the economic characteristics and risks of embedded derivative are not closely related to those of the host contract, and the changes in the fair value of the host contact itself is not recorded through earnings within investment income (loss), the embedded derivative is bifurcated and carried at fair value, with changes in the fair value recorded through earnings within investment income (loss) on the Consolidated Statements of Operations. The host contract will continue to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows, and tables within Note 4, Investments, unless otherwise indicated.

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

NOTE 4. INVESTMENTS

As of June 30, 2022, the Company held investments carried at fair value on a recurring basis of $24.9 million and a cost basis of $28.5 million. The fair value of these investments is approximately 42.7 percent of the Company’s total assets at June 30, 2022. In addition, the Company held other investments of approximately $4.0 million, and held-to-maturity debt investments of $1.0 million.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships, if applicable.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $12.8 million and $7.3 million as of June 30, 2022, and June 30, 2021, respectively, and investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $11.1 million at June 30, 2022, and $25.1 million at June 30, 2021, respectively. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

	June 30, 2022 (As Restated)
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$1,024	$-	$515	$1,539
Mutual funds - Fixed income	12,138	-	-	12,138
Mutual funds - Global equity	623	-	-	623
Total investments in equity securities:	$13,785	$-	$515	$14,300
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	10,625	10,625
Total investments carried at fair value on a recurring basis:	$13,785	$-	$11,140	$24,925
Investments carried at fair value on a nonrecurring basis:
Other investments[1]	$-	$-	$781	$781

	June 30, 2021
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$2,837	$135	$8,026	$10,998
Mutual funds - Fixed income	6,322	-	-	6,322
Mutual funds - Global equity	938	-	-	938
Total investments in equity securities:	$10,097	$135	$8,026	$18,258
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	17,049	17,049
Total investments carried at fair value on a recurring basis:	$10,097	$135	$25,075	$35,307
Investments carried at fair value on a nonrecurring basis:
Other investments[1]	$-	$-	$2,554	$2,554

1. Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates other than June 30, 2022, or June 30, 2021, respectively. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $11.1 million at June 30, 2022, and $25.1 million at June 30, 2021. The Company utilizes an independent third-party to estimate the fair values of the investments in HIVE.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the year ended June 30, 2022:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	June 30, 2022 (As Restated)
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$8,026	$17,049
Principal repayments	-	(3,000)
Amortization of day one premium	-	(331)
Accretion of bifurcation discount	-	975
Total unrealized gains or losses included in:
Investment Income (Loss)	(7,511)	(347)
Other Comprehensive Income (Loss)	-	(3,721)
Ending Balance	$515	$10,625

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

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the fiscal years ended  June 30, 2022, and 2021, $2.2 million and $1.2 million, respectively, was reclassified from other comprehensive income and realized in investment income (loss). The fair value of the warrants and debentures was $515,000 and $10.6 million, respectively, at June 30, 2022, and $8.0 million and $17.0 million, respectively, at  June 30, 2021.

The Company currently considers the related fair value measurements to contain Level 3 inputs. The following is quantitative information as of June 30, 2022, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	June 30, 2022 (As Restated)
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$515	Option pricing model
			Volatility	103.4%
Investments in debt securities:
Available-for-sale - Convertible debentures	$10,625	Binomial lattice model
			Volatility	95.9%
			Credit Adjusted Discount Rate	4.7%

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

The following details the components of the Company’s equity investments carried at fair value as of June 30, 2022, and 2021.

	June 30, 2022 (As Restated)
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(5,141)	$1,539
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(175)	12,138
Mutual funds - Global equity	929	(306)	623
Total equity securities at fair value	$19,967	$(5,667)	$14,300

	June 30, 2021
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$7,076	$3,922	$10,998
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	6,313	9	6,322
Mutual funds - Global equity	929	9	938
Total equity securities at fair value	$14,363	$3,895	$18,258

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

The following details the components of the Company’s available-for-sale debt investments at June 30, 2022, and June 30, 2021.

	June 30, 2022 (As Restated)
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures [1]	$8,576	$4,588	$(2,539)	$10,625

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income	Gross Unrealized Losses in Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures [1]	$8,741	$8,308	$-	$17,049

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

	June 30, 2022 (As Restated)
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures 1	through five years
Net Carrying Amount	$8,576	$1,000
Fair Value	$10,625	$867

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

	Year Ended June 30,
(dollars in thousands)	2022	2021
Other Investments
Carrying value	$3,992	$3,453
Upward carrying value changes	$187	$1,561
Downward carrying value changes/impairments	$(13)	$(164)

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

Investment Income (Loss)

The following summarizes investment income (loss) reflected in earnings for the periods presented.

	Year Ended June 30,
	2022	2021
(dollars in thousands)
	As Restated
Investment Income (Loss)
Realized gains on equity securities	$1,848	$16,566
Realized gains on debt securities	2,191	1,180
Unrealized gains (losses) on equity securities	(9,375)	9,909
Unrealized losses on embedded derivatives	(2,539)	-
Dividend and interest income	1,949	464
Realized foreign currency gains (losses)	(248)	219
Total Investment Income (Loss)	$(6,174)	$28,338

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

	Year Ended June 30,
	2022	2021
(dollars in thousands)
	As Restated
Net gains (losses) recognized during the period on equity securities	$(7,527)	$26,475
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(178)	(20,585)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date[1]	$(7,705)	$5,890

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

NOTE 6. RESTRICTED AND UNRESTRICTED CASH

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

NOTE 8. LEASES

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

The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2022	2021
	As Restated
United States	$5,493	$17,889
Canada	(525)	19,549
Total	$4,968	$37,438

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
		% of		% of
(dollars in thousands)	2022	Pretax	2021	Pretax
	As Restated	As Restated
Tax expense at statutory rate	$1,042	21.0%	$7,862	21.0%
Tax expense (benefit) from change in foreign unrealized gain/loss	(281)	(5.7)%	281	0.7%
Non-taxable investment income (loss)	294	5.9%	(3,302)	(8.8)%
Change in valuation allowance	-	0.0%	(2,762)	(7.4)%
Income from controlled foreign corporation	307	6.2%	3,534	9.4%
Rate difference on foreign deferred income (loss)	(262)	(5.3)%	777	2.1%
Rate difference on foreign income (loss)	(29)	(0.6)%	1,075	2.9%
Foreign tax credit	(153)	(3.1)%	(1,825)	(4.9)%
Other	231	4.7%	(163)	(0.4)%
Total tax expense	$1,149	23.1%	$5,477	14.6%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2022	2021
	As Restated
Current tax expense - U.S. Federal	$3,886	$2,004
Current tax expense - Non-U.S.	154	2,418
Deferred tax expense (benefit) - U.S. Federal	(2,657)	576
Deferred tax expense (benefit) - Non-U.S.	(234)	479
Total tax expense	$1,149	$5,477

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2022	2021
	As Restated
Deferred Income Tax Assets:
Accumulated depreciation	$102	$110
Investments in securities at fair value	837	-
Accrued expenses	407	320
Product start-up costs	99	84
Stock-based compensation expense	164	-
Other	16	25
Total Deferred Tax Assets	1,625	539
Deferred Income Tax Liabilities:
Investments in securities at fair value	$-	$(2,600)
Prepaid expenses	(64)	(60)
Other investments	(430)	(389)
Equity method investments	-	(40)
Foreign tax on undistributed earnings	(259)	(249)
Total Deferred Tax Liabilities	(753)	(3,338)
Net Deferred Tax Asset (Liability)	$872	$(2,799)

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2022	2021
(dollars in thousands, except per share data)
	As Restated
Net Income	$3,819	$31,961

Weighted average number of outstanding shares
Basic	15,010,138	15,067,044
Effect of dilutive securities:
Stock options	990	909
Diluted	15,011,128	15,067,953

Earnings Per Share
Basic Net Income per Share	$0.25	$2.12
Diluted Net Income per Share	$0.25	$2.12

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

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment 1	Total
Balance at June 30, 2020	$-	$(4)	$(4)
Other comprehensive income before reclassifications	9,488	27	9,515
Tax effect	(1,992)	-	(1,992)
Amount reclassified from AOCI	(1,180)	-	(1,180)
Tax effect	248	-	248
Net other comprehensive income for 2021	6,564	27	6,591
Balance at June 30, 2021	6,564	23	6,587
Other comprehensive loss before reclassifications	(1,529)	(13)	(1,542)
Tax effect	320	-	320
Amount reclassified from AOCI	(2,191)	(10)	(2,201)
Tax effect	460	-	460
Net other comprehensive loss for 2022	(2,940)	(23)	(2,963)
Balance at June 30, 2022 (As Restated)	$3,624	$-	$3,624

1.	Amounts include no tax expense or benefit.

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

The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
(dollars in thousands)	Services	Investments	Consolidated
Year ended June 30, 2022, As Restated
Net operating revenues	$24,714	$-	$24,714
Investment loss	$-	$(6,174)	$(6,174)
Loss from equity method investments	$-	$(206)	$(206)
Other income	$235	$-	$235
Income (loss) before income taxes	$11,622	$(6,654)	$4,968
Depreciation and amortization	$226	$-	$226
Gross identifiable assets at June 30, 2022	$23,003	$34,487	$57,490
Deferred tax asset			$872
Consolidated total assets at June 30, 2022			$58,362
Year ended June 30, 2021
Net operating revenues	$21,654	$-	$21,654
Investment income	$-	$28,338	$28,338
Income from equity method investments	$-	$347	$347
Gain on forgiveness of PPP loan	$444	$-	$444
Other income	$144	$-	$144
Income before income taxes	$10,866	$26,572	$37,438
Depreciation and amortization	$196	$-	$196
Gross identifiable assets at June 30, 2021	$17,522	$44,755	$62,277

Net operating revenues from investment management services include revenues from USGIF of $3.8 million and $4.5 million in fiscal years 2022 and 2021, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $21.0 million and $17.1 million in fiscal years 2022 and 2021, respectively.

NOTE 17. RELATED PARTY TRANSACTIONS

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

The Company has had various investments in HIVE that were valued at approximately $11.1 million and $25.1 million and as of June 30, 2022, and 2021, respectively. As discussed in Note 4, in January 2021, the Company purchased convertible securities in HIVE, and an unrealized gain was recognized in other comprehensive income (loss) for the convertible debentures, which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the fiscal year ended June 30, 2022, and 2021, $3.0 million and $1.4 million, respectively, in principal payments were received, and $2.2 million and $1.2 million, respectively, was included in investment income (loss) as realized gains on principal payment proceeds. On July 1, 2018, the Company reclassified $3.2 million of unrealized gains related to its investment in HIVE from Accumulated Other Comprehensive Income (Loss) into Retained Earnings. Therefore, when a HIVE investment was sold during the fiscal year ended  June 30, 2021, the amount included in realized gains on sales of fair valued securities was the proceeds of $20.6 million, less the cost of $2.4 million and the ASU 2016-01 reclassified unrealized gains of $3.2 million, or $15.0 million. The Company recorded $1.6 million and $368,000 in interest income from HIVE investments during the fiscal year ended June 30, 2022, and 2021, respectively. The Company earned other income from HIVE for consulting fees in the amount of $120,000 and $40,000 during the fiscal year ended June 30, 2022, and 2021, respectively. The Company had $140,000 and $40,000 of receivables from HIVE included in the Consolidated Balance Sheets within “receivables” as of June 30, 2022, and 2021, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is the executive chairman of HIVE, for which he received director fees from HIVE during fiscal years 2022 and 2021. Mr. Holmes held shares and options of HIVE at June 30, 2022, and 2021. Effective August 31, 2018, Mr. Holmes was named Interim CEO and Interim Executive Chairman of HIVE. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

As discussed in Note 4, the Company held an investment in Thunderbird that was valued at approximately $2.7 million as of 2021. Realized gains on sales totaled $1.9 million and $936,000 during the fiscal years ended June 30, 2022, and 2001, respectively. Frank Holmes served on the board of this company as a director, for which he received fees, from June 2014 to March 2021.

As discussed in Note 4, the Company has an investment in Sonar that had a carrying value of approximately $362,000 and $100,000 at June 30, 2022, and 2021, respectively. During the year ended June 30, 2022, the Company purchased additional common shares for $75,000, resulting in an observable price change and upward adjustment for the existing common shares held of approximately $187,000, using the measurement alternative. The Company earned lease income from Sonar in the amount of $15,000 during the fiscal year ended June 30, 2022, and none in 2021. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. At the time that the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, was originally filed on September 1, 2022, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date.”) Based on that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of June 30, 2022.

In connection with the preparation of this Amended Annual Report on Form 10-K/A-2, a reevaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022, was conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the completion of the fair value remeasurements, we believe that the consolidated financial statements included in this Amended Annual Report on Form 10-K/A-2 fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment on the Evaluation Date, management believed that the Company’s management has maintained effective internal control over financial reporting as of June 30, 2022. However, due to the material weakness in internal control over financial reporting subsequently identified and described below, management has reevaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, and has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weakness.

Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of June 30, 2022, that represents a material weakness in our internal control over financial reporting. The deficiency is the result of the inadequate design of controls to measure the fair value of the Company’s investments and overreliance on the work of a third-party specialist resulting in undetected errors in the valuation of certain investments.

Management is in the process of designing a remediation plan intended to address this material weakness, which will include taking steps to enhance its evaluation of the qualifications of third-party specialists, more accurately define the scope of work to be performed by such specialists, and improve the review process for work products prepared by specialists. Management, under the supervision of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.

Changes in Internal Control over Financial Reporting. Other than as described above and below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

	Class C		Class A
Beneficial Owner	Common Stock		Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.81%	509,024	3.95%
Lisa C. Callicotte, CFO	-	-	22,381	0.17%
Jerold H. Rubinstein, Director	-	-	2,800	0.02%
Roy D. Terracina, Director	-	-	63,800	0.50%
Thomas F. Lydon, Jr., Director	-	-	17,500	0.14%
All directors and executive officers as a group (five persons)	2,064,560	99.81%	615,505	4.78%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan 1	231,000	$6.05	486,000
1997 Non-Qualified Stock Option Plan [2]	2,000	$2.74	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	102,778
2010 Stock Incentive Plan [4]	N/A	N/A	-
Total	233,000		729,778

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: May 19, 2023	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	May 19, 2023

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	May 19, 2023

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	May 19, 2023

/s/ Roy D. Terracina
Roy D. Terracina	Director	May 19, 2023

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	May 19, 2023