Form 10-Q/A
period 2022-09-30
U S GLOBAL INVESTORS INC
filed 2023-05-24
CIK 754811

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

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

We have restated our unaudited consolidated financial statements as of September 30, 2022, and for the three months then ended in order to correct certain fair value measurements related to our investment in HIVE Blockchain Technologies, Ltd. (“HIVE”) common share purchase warrants and our investment in HIVE unsecured convertible debentures. For a discussion of the valuation, the adjusted fair value measurement, and the impact of the restatement adjustment on the consolidated financial statements as of September 30, 2022, and for the three months then ended, see Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 — Financial Statements.

Internal Control Over Financial Reporting

Management reassessed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, and concluded that a deficiency in the design and operating effectiveness of the internal controls represented a material weakness in the internal control over financial reporting and, therefore, the Company did not maintain effective internal control over financial reporting as of September 30, 2022. For a description of the material weakness identified by management and management’s plan to remediate the material weakness, see Part I, Item 4 — Controls and Procedures.

Amended Report

This Amended Quarterly Report on Form 10-Q/A does not reflect events occurring after the original filing date of November 10, 2022, and does not modify or update disclosures in the original filing that may have been affected by subsequent events, except for the effects of the restatement described in Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 — Financial Statements. Other disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
(dollars in thousands)	(unaudited)
	As Restated
Assets
Current Assets
Cash and cash equivalents	$23,287	$22,314
Restricted cash	1,000	1,000
Investments in securities at fair value, current	11,963	12,138
Accounts and other receivables	1,576	1,796
Tax receivable	96	384
Prepaid expenses	312	400
Total Current Assets	38,234	38,032

Net Property and Equipment	1,320	1,370

Other Assets
Deferred tax asset	1,373	872
Investments in equity securities at fair value, non-current	2,243	2,162
Investments in available-for-sale debt securities at fair value	9,866	10,625
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	2,630	3,992
Financing lease, right of use assets	86	93
Other assets, non-current	233	216
Total Other Assets	17,431	18,960
Total Assets	$56,985	$58,362
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$14	$73
Accrued compensation and related costs	1,925	1,864
Dividends payable	336	337
Financing lease liability, short-term	28	27
Other accrued expenses	1,137	1,831
Taxes payable	157	-
Total Current Liabilities	3,597	4,132

Long-Term Liabilities
Financing lease liability, long-term	59	66
Total Long-Term Liabilities	59	66
Total Liabilities	3,656	4,198

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized, and 13,866,999 shares issued at September 30, 2022, and June 30, 2022; 12,852,968 and 12,888,950 shares outstanding at September 30, 2022, and June 30, 2022, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at September 30, 2022, and June 30, 2022	52	52
Additional paid-in-capital	16,440	16,438
Treasury stock, class A shares at cost; 1,014,031 shares and 978,049 shares at September 30, 2022, and June 30, 2022, respectively	(2,722)	(2,599)
Accumulated comprehensive income, net of tax	3,138	3,624
Retained earnings	36,074	36,302
Total Shareholders’ Equity	53,329	54,164
Total Liabilities and Shareholders’ Equity	$56,985	$58,362

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2022	2021
	As Restated
Operating Revenues
Advisory fees	$4,377	$6,470
Administrative services fees	35	51
	4,412	6,521
Operating Expenses
Employee compensation and benefits	1,175	1,924
General and administrative	1,504	1,598
Advertising	86	84
Depreciation	61	48
Interest	1	-
	2,827	3,654
Operating Income	1,585	2,867
Other Income (Loss)
Investment loss	(1,460)	(34)
Income from equity method investments	-	15
Other income	61	56
	(1,399)	37
Income Before Income Taxes	186	2,904
Provision for Income Taxes
Tax expense	79	514
Net Income	$107	$2,390

Basic Net Income per Share	$0.01	$0.16
Diluted Net Income per Share	$0.01	$0.16

Basic weighted average number of common shares outstanding	14,948,688	15,030,115
Diluted weighted average number of common shares outstanding	14,949,275	15,031,199

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
	As Restated
Net Income	$107	$2,390
Other Comprehensive Income (Loss), Net of Tax:
Unrealized losses on available-for-sale securities arising during period	(115)	(147)
Less: reclassification adjustment for gains included in net income	(371)	(476)
Net change from available-for-sale securities, net of tax	(486)	(623)
Foreign currency translation adjustment	-	(12)
Other Comprehensive Loss	(486)	(635)
Comprehensive Income (Loss)	$(379)	$1,755

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common		Common					Accumulated
	Stock	Common	Stock	Common	Additional	Treasury		Other
	(class A)	Stock	(class C)	Stock	Paid-in	Stock	Treasury	Comprehensive	Retained
(dollars in thousands)	Shares	(class A)	Shares	(class C)	Capital	Shares	Stock	Income (Loss)	Earnings	Total
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$36,302	$54,164
Purchases of shares of Common Stock (class A)	-	-	-	-	-	39,965	(133)	-	-	(133)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	3	(3,983)	10	-	-	13
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive loss, net of tax, as restated	-	-	-	-	-	-	-	(486)	-	(486)
Net income, as restated	-	-	-	-	-	-	-	-	107	107
Balance at September 30, 2022 (As Restated)	13,866,999	$347	2,068,549	$52	$16,440	1,014,031	$(2,722)	$3,138	$36,074	$53,329

	Common		Common					Accumulated
	Stock	Common	Stock	Common	Additional	Treasury		Other
	(class A)	Stock	(class C)	Stock	Paid-in	Stock	Treasury	Comprehensive	Retained
(dollars in thousands)	Shares	(class A)	Shares	(class C)	Capital	Shares	Stock	Income (Loss)	Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Purchases of shares of Common Stock (class A)	-	-	-	-	-	13,647	(82)	-	-	(82)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,228)	6	-	-	14
Share-based compensation, net of tax	-	-	-	-	388	-	-	-	-	388
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(635)	-	(635)
Net income	-	-	-	-	-	-	-	-	2,390	2,390
Balance at September 30, 2021	13,866,913	$347	2,068,635	$52	$16,073	910,372	$(2,248)	$5,952	$35,885	$56,061

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2022	2021
	As Restated
Cash Flows from Operating Activities:
Net Income	$107	$2,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(77)	(129)
Net recognized loss on disposal of fixed assets	3	-
Net realized gains on securities	(469)	(2,411)
Unrealized losses on securities	1,930	2,796
Net income from equity method investment	-	(15)
Provision for deferred taxes	(371)	(905)
Stock-based compensation expense	-	388
Changes in operating assets and liabilities:
Accounts and other receivables	508	1,438
Prepaid expenses and other assets	78	(11)
Accounts payable and accrued expenses	(534)	(1,139)
Total adjustments	1,068	12
Net cash provided by operating activities	1,175	2,402
Cash Flows from Investing Activities:
Purchase of property and equipment	(14)	(33)
Purchase of other investments	(477)	-
Proceeds on sale of equity securities at fair value, non-current	-	2,494
Proceeds from principal paydowns of available-for-sale debt securities at fair value	750	750
Return of capital on other investments	2	-
Net cash provided by investing activities	261	3,211
Cash Flows from Financing Activities:
Principal payments on financing lease	(7)	-
Issuance of common stock	13	14
Repurchases of common stock	(133)	(82)
Dividends paid	(336)	(226)
Net cash used in financing activities	(463)	(294)
Net increase in cash, cash equivalents, and restricted cash	973	5,319
Beginning cash, cash equivalents, and restricted cash	23,314	15,436
Ending cash, cash equivalents, and restricted cash	$24,287	$20,755

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$336	$338
Unsettled sales of non-current investments	$-	$291
Unsettled class A common stock repurchases	$10	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$1,926

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 -  RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of September 30, 2022, and for the three months then ended have been restated to reflect corrections of misstatements related to our corporate investments in HIVE Blockchain Technologies ("HIVE"). In addition to the changes listed below, various footnotes reflect the effects of this restatement, including but not limited to, Note 3, Investments, Note 9, Earnings Per Share, Note 11, Accumulated Other Comprehensive Income (Loss), and Note 12, Financial Information by Business Segment.

An error was detected in the fair value calculations performed by a third party for the investment in HIVE common share purchase warrants and the investment in HIVE unsecured convertible debentures. Specifically, related to the common share purchase warrants, the valuation model was not appropriately adjusted after a share consolidation by the issuer in May 2022. As a result, the fair value of the common share purchase warrants was corrected at September 30, 2022. The effect was as follows:

Three Months Ended
and as of
(dollars in thousands, except per share data)	September 30, 2022
(Overstatement)/Understatement
Deferred tax asset	$449
Investments in equity securities at fair value, non-current	$(2,140)
Total Shareholders’ Equity	$(1,691)
Investment Loss	$(13)
Tax Expense	$(2)
Net Income	$(11)
Earnings Per Share	$-

The error related to the investment in HIVE unsecured convertible debentures was related to an additional principal payment being included within the binomial lattice valuation model. As a result, the fair value of the HIVE unsecured convertible debentures was corrected at September 30, 2022. The effect was as follows:

Three Months Ended
and as of
(dollars in thousands)	September 30, 2022
(Overstatement)/Understatement
Deferred tax asset	$173
Investments in available-for-sale debt securities at fair value	$(820)
Total Shareholders’ Equity	$(647)
Other Comprehensive Loss	$5

The following tables set forth the impact of the restatement on the Company's consolidated financial statements as of and for the three months ended September 30, 2022.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2022
	As
	Previously	Restatement	As
(dollars in thousands)	Reported	Adjustments	Restated
Assets
Current Assets
Cash and cash equivalents	$23,287	$-	$23,287
Restricted cash	1,000	-	1,000
Investments in securities at fair value, current	11,963	-	11,963
Accounts and other receivables	1,576	-	1,576
Tax receivable	96	-	96
Prepaid expenses	312	-	312
Total Current Assets	38,234	-	38,234

Net Property and Equipment	1,320	-	1,320

Other Assets
Deferred tax asset	751	622	1,373
Investments in equity securities at fair value, non-current	4,383	(2,140)	2,243
Investments in available-for-sale debt securities at fair value	10,686	(820)	9,866
Investments in held-to-maturity debt securities	1,000	-	1,000
Other investments	2,630	-	2,630
Financing lease, right of use assets	86	-	86
Other assets, non-current	233	-	233
Total Other Assets	19,769	(2,338)	17,431
Total Assets	$59,323	$(2,338)	$56,985
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$14	$-	$14
Accrued compensation and related costs	1,925	-	1,925
Dividends payable	336	-	336
Financing lease liability, short-term	28	-	28
Other accrued expenses	1,137	-	1,137
Taxes payable	157	-	157
Total Current Liabilities	3,597	-	3,597

Long-Term Liabilities
Financing lease liability, long-term	59	-	59
Total Long-Term Liabilities	59	-	59
Total Liabilities	3,656	-	3,656

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized, and 13,866,999 shares issued at September 30, 2022, and June 30, 2022; 12,852,968 and 12,888,950 shares outstanding at September 30, 2022, and June 30, 2022, respectively	347	-	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at September 30, 2022, and June 30, 2022	52	-	52
Additional paid-in-capital	16,440	-	16,440
Treasury stock, class A shares at cost; 1,014,031 shares and 978,049 shares at September 30, 2022, and June 30, 2022, respectively	(2,722)	-	(2,722)
Accumulated comprehensive income, net of tax	3,785	(647)	3,138
Retained earnings	37,765	(1,691)	36,074
Total Shareholders’ Equity	55,667	(2,338)	53,329
Total Liabilities and Shareholders’ Equity	$59,323	$(2,338)	$56,985

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2022
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Revenues
Advisory fees	$4,377	$-	$4,377
Administrative services fees	35	-	35
	4,412	-	4,412
Operating Expenses
Employee compensation and benefits	1,175	-	1,175
General and administrative	1,504	-	1,504
Advertising	86	-	86
Depreciation	61	-	61
Interest	1	-	1
	2,827	-	2,827
Operating Income	1,585	-	1,585
Other Income (Loss)
Investment loss	(1,447)	(13)	(1,460)
Income from equity method investments	-	-	-
Other income	61	-	61
	(1,386)	(13)	(1,399)
Income Before Income Taxes	199	(13)	186
Provision for Income Taxes
Tax expense	81	(2)	79
Net Income	$118	$(11)	$107

Basic Net Income per Share	$0.01	$-	$0.01
Diluted Net Income per Share	$0.01	$-	$0.01

Basic weighted average number of common shares outstanding	14,948,688		14,948,688
Diluted weighted average number of common shares outstanding	14,949,275		14,949,275

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30, 2022
	As
	Previously	Restatement	As
(dollars in thousands)	Reported	Adjustments	Restated
Net Income	$118	$(11)	$107
Other Comprehensive Income (Loss), Net of Tax:
Unrealized losses on available-for-sale securities arising during period	(120)	5	(115)
Less: reclassification adjustment for gains included in net income	(371)	-	(371)
Net change from available-for-sale securities, net of tax	(491)	5	(486)
Foreign currency translation adjustment	-	-	-
Other Comprehensive Loss	(491)	5	(486)
Comprehensive Income (Loss)	$(373)	$(6)	$(379)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

								Accumulated
	Common		Common					Other
	Stock	Common	Stock	Common	Additional	Treasury		Comprehensive
	(class A)	Stock	(class C)	Stock	Paid-in	Stock	Treasury	Income	Retained
	Shares	(class A)	Shares	(class C)	Capital	Shares	Stock	(Loss)	Earnings	Total
(dollars in thousands)
	As Previously Reported:
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$4,276	$37,982	$56,496
Purchases of shares of Common Stock (class A)	-	-	-	-	-	39,965	(133)	-	-	(133)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	3	(3,983)	10	-	-	13
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(491)	-	(491)
Net Income	-	-	-	-	-	-	-	-	118	118
Balance at September 30, 2022	13,866,999	$347	2,068,549	$52	$16,440	1,014,031	$(2,722)	$3,785	$37,765	$55,667

	Restatement Adjustments:
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	5	-	5
Net income	-	-	-	-	-	-	-	-	(11)	(11)

	As Restated:
Balance at June 30, 2022 (As Previously Reported)	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$4,276	$37,982	$56,496
Restatement adjustments	-	-	-	-	-	-	-	(652)	(1,680)	(2,332)
Balance at June 30, 2022 (As Restated)	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$36,302	$54,164
Purchases of shares of Common Stock (class A)	-	-	-	-	-	39,965	(133)	-	-	(133)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	3	(3,983)	10	-	-	13
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(486)	-	(486)
Net Income	-	-	-	-	-	-	-	-	107	107
Balance at September 30, 2022	13,866,999	$347	2,068,549	$52	$16,440	1,014,031	$(2,722)	$3,138	$36,074	$53,329

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30, 2022
	As
	Previously	Restatement	As
(dollars in thousands)	Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net Income	$118	$(11)	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(77)	-	(77)
Net recognized loss on disposal of fixed assets	3	-	3
Net realized gains on securities	(469)	-	(469)
Unrealized losses on securities	1,917	13	1,930
Net income from equity method investment	-	-	-
Provision for deferred taxes	(369)	(2)	(371)
Stock-based compensation expense	-	-	-
Changes in operating assets and liabilities:
Accounts and other receivables	508	-	508
Prepaid expenses and other assets	78	-	78
Accounts payable and accrued expenses	(534)	-	(534)
Total adjustments	1,057	11	1,068
Net cash provided by operating activities	1,175	-	1,175
Cash Flows from Investing Activities:
Purchase of property and equipment	(14)	-	(14)
Purchase of other investments	(477)	-	(477)
Proceeds on sale of equity securities at fair value, non-current	-	-	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	750	-	750
Return of capital on other investments	2	-	2
Net cash provided by investing activities	261	-	261
Cash Flows from Financing Activities:
Principal payments on financing lease	(7)	-	(7)
Issuance of common stock	13	-	13
Repurchases of common stock	(133)	-	(133)
Dividends paid	(336)	-	(336)
Net cash used in financing activities	(463)	-	(463)
Net increase in cash, cash equivalents, and restricted cash	973	-	973
Beginning cash, cash equivalents, and restricted cash	23,314	-	23,314
Ending cash, cash equivalents, and restricted cash	$24,287	$-	$24,287

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$336	$-	$336
Unsettled sales of non-current investments	$-	$-	$-
Unsettled class A common stock repurchases	$10	$-	$10

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-	$-

NOTE 2. BASIS OF PRESENTATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K/A-2 for the fiscal year ended June 30, 2022.

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

NOTE 3. INVESTMENTS

As of September 30, 2022, the Company held investments carried at fair value on a recurring basis of $24.1 million and a cost basis of $28.4 million. The fair value of these investments is approximately 42.2 percent of the Company’s total assets at September 30, 2022. In addition, the Company held other investments of approximately $2.6 million and held-to-maturity debt investments of $1.0 million.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $12.6 million and $12.8 million as of September 30, 2022, and June 30, 2022, respectively, and investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $10.4 million at September 30, 2022, and $11.1 million at June 30, 2022. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

	September 30, 2022 (As Restated)
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$1,100	$-	$535	$1,635
Mutual funds - Fixed income	11,963	-	-	11,963
Mutual funds - Global equity	608	-	-	608
Total investments in equity securities:	$13,671	$-	$535	$14,206
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	9,866	9,866
Total investments carried at fair value on a recurring basis:	$13,671	$-	$10,401	$24,072
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$1,436	$1,436

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

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $10.4 million at September 30, 2022, and $11.1 million at June 30, 2022. The Company utilizes an independent third-party to estimate the fair values of the investments in HIVE.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the three months ended September 30, 2022.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	September 30, 2022 (As Restated)
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$515	$10,625
Principal repayments	-	(750)
Amortization of day one premium	-	(71)
Accretion of bifurcation discount	-	209
Total unrealized gains or losses included in:
Investment Income (Loss)	20	469
Other Comprehensive Income (Loss)	-	(616)
Ending Balance	$535	$9,866

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

The Company recorded the warrants at the estimated fair value of $5.9 million on purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the three months ended September 30, 2022, $469,000 was realized in investment income (loss). During the three months ended September 30, 2021, $602,000 was realized in investment income (loss). The fair value of the warrants and debentures was $535,000 and $9.9 million, respectively, at September 30, 2022, and $515,000 and $10.6 million, respectively, at June 30, 2022.

The Company currently considers the fair value measurements of HIVE convertible securities to contain Level 3 inputs. The following is quantitative information as of September 30, 2022, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	September 30, 2022 (As Restated)
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$535	Option pricing model
			Volatility	92.1%
Investments in debt securities:
Available-for-sale - Convertible debentures	$9,866	Binomial lattice model
			Volatility	94.2%
			Credit Adjusted Discount Rate	5.5%

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

The following details the components of the Company’s equity investments carried at fair value as of September 30, 2022, and June 30, 2022.

	September 30, 2022 (As Restated)
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(5,045)	$1,635
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(350)	11,963
Mutual funds - Global equity	929	(321)	608
Total equity securities at fair value	$19,967	$(5,761)	$14,206

	June 30, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(5,141)	$1,539
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(175)	12,138
Mutual funds - Global equity	929	(306)	623
Total equity securities at fair value	$19,967	$(5,667)	$14,300

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

The following details the components of the Company’s available-for-sale debt investments as of September 30, 2022, and June 30, 2022.

	September 30, 2022 (As Restated)
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Investment Loss	Fair Value
Available-for-sale - Convertible debentures(1)	$8,433	$3,972	$(2,539)	$9,866

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Investment Loss	Fair Value
Available-for-sale - Convertible debentures(1)	$8,576	$4,588	$(2,539)	$10,625

1.

Changes in unrealized gains and losses are included in the statement of comprehensive income (loss), except for embedded derivatives. Changes in unrealized gains and losses for embedded derivatives are included in investment income (loss) in the statement of operations.

The following details the components of the Company’s held-to-maturity debt investments as of September 30, 2022, and June 30, 2022.

	September 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures(1)	$1,000	$-	$(202)	$798

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures(1)	$1,000	$-	$(133)	$867

1.	Held-to-maturity debt investments are carried at amortized cost, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

	September 30, 2022 (As Restated)
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures(1)	through five years
Net Carrying Amount	$8,433	$1,000
Fair Value	$9,866	$798

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

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

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes investment income (loss) reflected in earnings for the periods presented.

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
	As Restated
Investment loss
Realized gains on equity securities	$-	$1,809
Realized gains on debt securities	469	602
Unrealized losses on equity securities	(1,930)	(2,358)
Unrealized losses on embedded derivatives	-	(438)
Dividend and interest income	418	497
Realized foreign currency losses	(417)	(146)
Total Investment Loss	$(1,460)	$(34)

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

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
	As Restated
Net gains (losses) recognized during the period on equity securities	$(1,930)	$(549)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	1,809
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date (1)	$(1,930)	$(2,358)

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

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021
ETF advisory fees	$3,913	$5,316
USGIF advisory fees	610	966
USGIF performance fees earned (paid)	(146)	188
Total Advisory Fees	4,377	6,470
USGIF administrative services fees	35	51
Total Operating Revenue	$4,412	$6,521

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

NOTE 6. LEASES

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

The following table sets forth the computation for basic and diluted EPS.

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2022	2021
	As Restated
Net Income	$107	$2,390

Weighted average number of outstanding shares
Basic	14,948,688	15,030,115
Effect of dilutive securities
Stock options	587	1,084
Diluted	14,949,275	15,031,199

Earnings Per Share
Basic Net Income per Share	$0.01	$0.16
Diluted Net Income per Share	$0.01	$0.16

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment (1)	Total
Three Months Ended September 30, 2022 (As Restated)
Balance at June 30, 2022	$3,624	$-	$3,624
Other comprehensive loss before reclassifications	(146)	-	(146)
Tax effect	31	-	31
Amount reclassified from AOCI	(469)	-	(469)
Tax effect	98	-	98
Net other comprehensive loss	(486)	-	(486)
Balance at September 30, 2022 (As Restated)	$3,138	$-	$3,138

Three Months Ended September 30, 2021
Balance at June 30, 2021	$6,564	$23	$6,587
Other comprehensive loss before reclassifications	(186)	(12)	(198)
Tax effect	39	-	39
Amount reclassified from AOCI	(602)	-	(602)
Tax effect	126	-	126
Net other comprehensive loss	(623)	(12)	(635)
Balance at September 30, 2021	$5,941	$11	$5,952

1.	Amounts include no tax expense or benefit.

NOTE 12. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Three Months Ended September 30, 2022 (As Restated)
Net operating revenues	$4,412	$-	$4,412
Investment loss	$-	$(1,460)	$(1,460)
Other income	$61	$-	$61
Income (loss) before income taxes	$1,661	$(1,475)	$186
Depreciation	$61	$-	$61
Gross identifiable assets at September 30, 2022	$23,607	$32,005	$55,612
Deferred tax asset			$1,373
Consolidated total assets at September 30, 2022			$56,985
Three Months Ended September 30, 2021
Net operating revenues	$6,521	$-	$6,521
Investment loss	$-	$(34)	$(34)
Income from equity method investments	$-	$15	$15
Other income	$56	$-	$56
Income (loss) before income taxes	$3,113	$(209)	$2,904
Depreciation	$48	$-	$48
Gross identifiable assets at September 30, 2021	$21,204	$40,713	$61,917

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

As of September 30, 2022, the Company held investments carried at fair value of $24.1 million and a cost basis of $28.4 million. The fair value of these investments is approximately 42.2 percent of the Company’s total assets at September 30, 2022. In addition, the Company held other investments of approximately $2.6 million and held-to-maturity debt investments of $1.0 million.

Investments recorded at fair value on a recurring basis were approximately $24.1 million at September 30, 2022, compared to approximately $24.9 million at June 30, 2022, the Company’s prior fiscal year end, which is a decrease of approximately $853,000. See Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS –  Three months ended September 30, 2022, and 2021

The Company posted net income of $107,000 ($ 0.01 per share) for the three months ended September 30, 2022, compared with net income of $2.4 million ($ 0.16 per share) for the three months ended September 30, 2021, a decrease in net income of approximately $2.3 million. The change is primarily due to a decrease in operating revenue compared to the same period last year, a decrease in realized investment gains in the current period compared to the same period last year, offset by a decrease in operating expenses compared to the same period last year, as discussed further below.

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

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2022, decreased $827,000, or 22.6 percent, compared with the three months ended September 30, 2021. The decrease in operating expenses was primarily attributable to a decrease in employee compensation of $749,000, or 38.9 percent, primarily as a result of a decrease in bonuses in the current period, amortization of employee stock options in the prior period, offset by salary increases for employees. Higher bonuses in the same period last year were related to realized investment gains, company performance, and fund performance. General and administrative expenses decreased by $94,000, or 5.9 percent, primarily due to lower directors’ fees and expenses, primarily due to amortization of stock options.

Other Income (Loss)

Total consolidated other loss for the three months ended September 30, 2022, was $1.4 million, compared to $37,000 of other income for the three months ended September 30, 2021, a decrease of approximately $1.4 million. This change was primarily due to the following factors:

•

Investment loss was $1.5 million for the three months ended September 30, 2022, compared to $34,000 for the three months ended September 30, 2021, a change of approximately $1.4 million. This was primarily due to no realized gains on sales of securities in the current period, whereas the same period in the prior year had $1.8 million realized gains on sales of securities. This was slightly offset by a decrease in unrealized losses on equity securities in the current period. Unrealized losses on equity securities in the current period were $1.9 million for the three months ended September 30, 2022, compared to $2.4 million for the three months ended September 30, 2021, a change of $428,000.

•

There was no income from equity method investments for the three months ended September 30, 2022, compared to $15,000 in income for the three months ended September 30, 2021. The Company’s equity method investment was dissolved during fiscal 2022.

Provision for Income Taxes

A tax expense of $79,000 was recorded for the three months ended September 30, 2022, compared to tax expense of $514,000 for the three months ended September 30, 2021. The decrease in tax expense was primarily the result of lower operating income in the current period compared to prior period, and realized gains on sales of corporate investments in the prior period. Prior year tax expense was low in comparison to pre-tax income primarily due to net gains on USGI Canada investments, which are taxed at 13.25%, a rate that is lower than the Company’s statutory rate.  In the current year, the tax expense percentage is high in comparison to pre-tax income primarily due to discrete foreign currency losses for which the Company cannot claim a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, the Company had net working capital (current assets minus current liabilities) of approximately $34.6 million, an increase of $737,000, or 2.2 percent, since June 30, 2022, and a current ratio (current assets divided by current liabilities) of 10.6 to 1. With approximately $23.3 million in cash and cash equivalents, an increase of $1.0 million, or 4.4 percent since June 30, 2022, and $13.7 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 64.9 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $1.2 million, proceeds from principal paydowns of $750,000, offset by purchases of investments of $477,000, repurchases of the Company's common stock of $133,000, and dividends paid of $336,000. Consolidated shareholders’ equity at September 30, 2022, was $53.3 million, a decrease of $835,000, or 1.5 percent since June 30, 2022. The decrease was primarily due to other comprehensive loss of $486,000, dividends declared of $335,000, and repurchases of the Company's common stock of $133,000, slightly offset by net income of $107,000 for the three months ended September 30, 2022.

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

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to the notes to the consolidated financial statements included in the Annual Report on Form 10-K/A-2 for the year ended June 30, 2022.

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

	Fair Value at		Estimated Fair Value	Estimated Increase
	September 30, 2022	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	(As Restated)	Percentage Change	Price Change	Net Income (Loss) (1)
Equity securities at fair value	$14,206	25% increase	$17,758	$2,806
		25% decrease	$10,655	$(2,806)
Embedded derivatives at fair value(2)	$3	25% increase	$4	$1
		25% decrease	$2	$(1)

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

A significant portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $535,000 at September 30, 2022. Also, the embedded derivatives shown in the above table, which were valued at $3,000 at September 30, 2022, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the balance sheet and unrealized gain (loss) recognized in investment income.

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

ITEM 4. CONTROLS AND PROCEDURES

At the time that the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022, was originally filed on November 10, 2022, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date.”) Based on that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of September 30, 2022.

In connection with the preparation of this Amended Quarterly Report on Form 10-Q/A, a reevaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, was conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the completion of the fair value remeasurements, we believe that the consolidated financial statements included in this Amended Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K/A-2 as of and for the year ended June 30, 2022, was also present as of September 30, 2022.

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

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K/A-2 for the year ended June 30, 2022. There have been no material changes since fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share(2)	Publicly Announced Plan(3)	Purchased Under the Plan
07-01-22 to 07-31-22	5,897	$25	$4.21	5,897	$4,659
08-01-22 to 08-31-22	2,381	9	$3.94	2,381	$4,650
09-01-22 to 09-30-22	31,687	99	$3.13	31,687	$4,551
Total	39,965	$133	$3.34	39,965

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

U.S. GLOBAL INVESTORS, INC.

DATED:	May 24, 2023	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 24, 2023	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer