Form 10-Q
period 2022-12-31
U S GLOBAL INVESTORS INC
filed 2023-06-09
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2022

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

On June 1, 2023, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 12,518,583 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,416	$22,314
Restricted cash	1,000	1,000
Investments in equity securities at fair value, current	11,991	12,138
Accounts and other receivables	1,438	1,796
Tax receivable	294	384
Prepaid expenses	601	400
Total Current Assets	38,740	38,032

Net Property and Equipment	1,259	1,370

Other Assets
Deferred tax asset	1,609	872
Investments in equity securities at fair value, non-current	1,273	2,162
Investments in available-for-sale debt securities at fair value	8,127	10,625
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	2,633	3,992
Financing lease, right of use assets	79	93
Other assets, non-current	231	216
Total Other Assets	14,952	18,960
Total Assets	$54,951	$58,362
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$83	$73
Accrued compensation and related costs	702	1,864
Dividends payable	335	337
Financing lease liability, short-term	28	27
Other accrued expenses	1,366	1,831
Total Current Liabilities	2,514	4,132

Long-Term Liabilities
Deferred tax liability	5	-
Financing lease liability, long-term	52	66
Total Long-Term Liabilities	57	66
Total Liabilities	2,571	4,198

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at December 31, 2022, and June 30, 2022; 12,770,459 and 12,888,950 shares outstanding at December 31, 2022, and June 30, 2022, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at December 31, 2022, and June 30, 2022	52	52
Additional paid-in-capital	16,441	16,438
Treasury stock, class A shares at cost; 1,096,540 shares and 978,049 shares at December 31, 2022, and June 30, 2022, respectively	(2,958)	(2,599)
Accumulated other comprehensive income, net of tax	1,890	3,624
Retained earnings	36,608	36,302
Total Shareholders’ Equity	52,380	54,164
Total Liabilities and Shareholders’ Equity	$54,951	$58,362

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Operating Revenues
Advisory fees	$8,072	$12,995	$3,695	$6,525
Administrative services fees	68	100	33	49
	8,140	13,095	3,728	6,574
Operating Expenses
Employee compensation and benefits	2,305	3,654	1,130	1,730
General and administrative	3,012	3,364	1,508	1,766
Advertising	206	167	120	83
Depreciation	122	104	61	56
Interest	2	-	1	-
	5,647	7,289	2,820	3,635
Operating Income	2,493	5,806	908	2,939
Other Income (Loss)
Investment income (loss)	(1,344)	1,545	116	1,579
Loss from equity method investments	-	(33)	-	(48)
Other income	123	115	62	59
	(1,221)	1,627	178	1,590
Income Before Income Taxes	1,272	7,433	1,086	4,529
Provision for Income Taxes
Tax expense	296	1,453	217	939
Net Income	$976	$5,980	$869	$3,590

Basic Net Income per share	$0.07	$0.40	$0.06	$0.24
Diluted Net Income per share	$0.07	$0.40	$0.06	$0.24

Basic weighted average number of common shares outstanding	14,919,317	15,025,953	14,889,946	15,021,792
Diluted weighted average number of common shares outstanding	14,919,693	15,027,007	14,890,031	15,022,814

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$976	$5,980	$869	$3,590
Other Comprehensive Loss:
Unrealized losses on available-for-sale securities arising during period, net of tax	(1,019)	(287)	(904)	(140)
Less: reclassification adjustment for gains included in net income, net of tax	(715)	(925)	(344)	(449)
Net change from available-for-sale securities	(1,734)	(1,212)	(1,248)	(589)
Foreign currency translation adjustment	-	(10)	-	2
Other Comprehensive Loss	(1,734)	(1,222)	(1,248)	(587)
Total Comprehensive Income (Loss)	$(758)	$4,758	$(379)	$3,003

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
(dollars in thousands,					Paid-in			Comprehensive	Retained
except share data)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$36,302	$54,164
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	39,965	(133)	-	-	(133)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	3	(3,983)	10	-	-	13
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(486)	-	(486)
Net income	-	-	-	-	-	-	-	-	107	107
Balance at September 30, 2022	13,866,999	$347	2,068,549	$52	$16,440	1,014,031	$(2,722)	$3,138	$36,074	$53,329
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	87,407	(249)	-	-	(249)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(4,898)	13	-	-	14
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(1,248)	-	(1,248)
Net income	-	-	-	-	-	-	-	-	869	869
Balance at December 31, 2022	13,866,999	$347	2,068,549	$52	$16,441	1,096,540	$(2,958)	$1,890	$36,608	$52,380

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
(dollars in thousands,					Paid-in			Comprehensive	Retained
except share data)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	13,647	(82)	-	-	(82)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,228)	6	-	-	14
Share-based compensation, net of tax	-	-	-	-	388	-	-	-	-	388
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(635)	-	(635)
Net income	-	-	-	-	-	-	-	-	2,390	2,390
Balance at September 30, 2021	13,866,913	$347	2,068,635	$52	$16,073	910,372	$(2,248)	$5,952	$35,885	$56,061
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	10,457	(54)	-	-	(54)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	7	(2,542)	5	-	-	12
Share-based compensation, net of tax	-	-	-	-	345	-	-	-	-	345
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(587)	-	(587)
Net income	-	-	-	-	-	-	-	-	3,590	3,590
Balance at December 31, 2021	13,866,913	$347	2,068,635	$52	$16,425	918,287	$(2,297)	$5,365	$39,137	$59,029

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$976	$5,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(144)	(241)
Net recognized loss on disposal of fixed assets	3	-
Net realized gains on securities	(905)	(3,023)
Unrealized losses on securities	2,842	2,462
Net loss from equity method investment	-	33
Provision for deferred taxes	(274)	(745)
Share-based compensation expense	-	733
Changes in operating assets and liabilities:
Accounts and other receivables	448	2,321
Prepaid expenses and other assets	(202)	(191)
Accounts payable and accrued expenses	(1,616)	(1,836)
Total adjustments	152	(487)
Net cash provided by operating activities	1,128	5,493
Cash Flows from Investing Activities:
Purchase of property and equipment	(14)	(206)
Purchase of equity securities at fair value, non-current	-	(123)
Purchase of other investments	(477)	(98)
Proceeds on sale of equity securities at fair value, non-current	-	2,850
Proceeds from principal paydowns of available-for-sale debt securities at fair value	1,500	1,500
Return of capital on other investments	5	-
Net cash provided by investing activities	1,014	3,923
Cash Flows from Financing Activities:
Principal payments on financing lease	(13)	-
Issuance of common stock	27	26
Repurchases of common stock	(382)	(136)
Dividends paid	(672)	(563)
Net cash used in financing activities	(1,040)	(673)
Net increase in cash, cash equivalents, and restricted cash	1,102	8,743
Beginning cash, cash equivalents, and restricted cash	23,314	15,436
Ending cash, cash equivalents, and restricted cash	$24,416	$24,179

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$335	$338
Unsettled sales of non-current investments	$4	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$470	$1,926

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the consolidated financial statements pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the consolidated financial statements in the Company’s Form 10-K/A-2 for the fiscal year ended June 30, 2022 ("Form 10-K/A-2").

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $12.7 million at December 31, 2022, and $12.8 million at June 30, 2022.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	December 31, 2022	June 30, 2022
Investments in securities at fair value, current	$11,991	$12,138
Investments in equity securities at fair value, non-current	630	623
Other receivables	38	21
Total VIE assets, maximum exposure to loss	12,659	12,782
Other accrued expenses	-	110
Total carrying amount	$12,659	$12,672

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

During the three and six months ended December 31, 2021, the Company held a variable interest in a fund organized as a limited partnership, but this entity did not qualify as a VIE. Since it was not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company did not have control of the entity and, therefore, does not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment had been accounted for under the equity method of accounting. During fiscal 2022, this entity was dissolved. See further information about this investment in Note 2.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Certain quarterly amounts may not add to the year-to-date amount due to rounding. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2023 (“fiscal 2023”).

The unaudited interim financial information in these consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s annual report on Form 10-K/A-2; interim disclosures generally do not repeat those in the annual statements.

Use of Estimates

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may materially differ from those estimates.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued ASU 2022-03 (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the new guidance and does not expect the adoption of the new standard to have a material impact on its consolidated financial statements.

NOTE 2. INVESTMENTS

As of December 31, 2022, the Company held investments carried at fair value on a recurring basis of $21.4 million and a cost basis of $28.2 million. The fair value of these investments is approximately 38.9 percent of the Company’s total assets at December 31, 2022. In addition, the Company held other investments of approximately $2.6 million and held-to-maturity debt investments of $1.0 million.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $12.6 million and $12.8 million as of December 31, 2022, and June 30, 2022, respectively, and investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $8.2 million at December 31, 2022, and $11.1 million at June 30, 2022. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Because of the inherent uncertainties of valuation, the values reflected may materially differ from the values received upon actual sale of those investments.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of December 31, 2022, and June 30, 2022, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	December 31, 2022
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$617	$-	$26	$643
Mutual funds - Fixed income	11,991	-	-	11,991
Mutual funds - Global equity	630	-	-	630
Total investments in equity securities:	$13,238	$-	$26	$13,264
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	8,127	8,127
Total investments carried at fair value on a recurring basis:	$13,238	$-	$8,153	$21,391
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$1,439	$1,439

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the six months ended December 31, 2022. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

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

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $8.2 million at December 31, 2022, and $11.1 million at June 30, 2022. The Company utilizes an independent third-party to estimate the fair values of the investments in HIVE.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the six months ended December 31, 2022.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended December 31, 2022
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$515	$10,625
Principal repayments	-	(1,500)
Amortization of day one premium	-	(136)
Accretion of bifurcation discount	-	403
Total unrealized gains or losses included in:
Investment Income (Loss)	(489)	930
Other Comprehensive Loss	-	(2,195)
Ending Balance	$26	$8,127

During January 2021, the Company purchased convertible securities of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, expiring in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70, and each five whole warrants entitles the Company to acquire one common share at a price of $15.00 (Canadian). The remaining principal amount was $9.1 million as of December 31, 2022. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the consolidated balance sheets, unrealized gain (loss) recognized in investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of December 31, 2022, or June 30, 2022. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at December 31, 2022. Effective August 31, 2018, Mr. Holmes was named Interim Executive Chairman of HIVE. From August 2018 through January 2023, Mr. Holmes was Interim CEO. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on the purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the three and six months ended December 31, 2022, $436,000 and $905,000, respectively, was realized in investment income (loss). During the three and six months ended December 31, 2021, $569,000 and $1.2 million, respectively, was realized in investment income (loss). The fair value of the warrants and debentures was $26,000 and $8.1 million, respectively, at December 31, 2022, and $515,000 and $10.6 million, respectively, at June 30, 2022.

The Company currently considers the fair value measurements of HIVE convertible securities to contain Level 3 inputs. The following is quantitative information as of December 31, 2022, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	December 31, 2022
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$26	Option pricing model
			Volatility	95.8%
Investments in debt securities:
Available-for-sale - Convertible debentures	$8,127	Binomial lattice model
			Volatility	105.1%
			Credit Adjusted Discount Rate	15.8%

During the fiscal year ended June 30, 2022, the Company sold its investment in Thunderbird Entertainment Group Inc. (“Thunderbird”), a company headquartered and traded in Canada. During the three and six months ended December 31, 2021, the Company realized gains on sales of this investment in the amount of $43,000 and $1.9 million, respectively. The Company did not have ownership of Thunderbird as of December 31, 2022. Frank Holmes served on the board of this company as a director from June 2014 to March 2021.

Equity Investments at Fair Value

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in the current period's earnings.

The following details the components of the Company’s equity investments carried at fair value as of December 31, 2022, and June 30, 2022.

	December 31, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(6,037)	$643
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(322)	11,991
Mutual funds - Global equity	929	(299)	630
Total equity securities at fair value	$19,967	$(6,703)	$13,264

	June 30, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(5,141)	$1,539
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(175)	12,138
Mutual funds - Global equity	929	(306)	623
Total equity securities at fair value	$19,967	$(5,667)	$14,300

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

Investment gains and losses on available-for-sale debt securities are recorded when the securities are sold, as determined on a specific identification basis, and recognized in current period earnings. Changes in unrealized gains on available-for-sale debt securities are reported net of tax in accumulated other comprehensive income (loss). For debt securities in an unrealized loss position, a loss in earnings is recognized for the excess of amortized cost over fair value if the Company intends to sell before the price recovers. Otherwise, the Company evaluates as of the balance sheet date whether the unrealized losses are attributable to credit losses or other factors. The severity of the decline in value, creditworthiness of the issuer and other relevant factors are considered. The portion of unrealized loss the Company believes is related to a credit loss is recognized earnings, and the portion of unrealized loss the Company believes is not related to a credit loss is recognized in other comprehensive income (loss).

The following details the components of the Company’s available-for-sale debt investments as of December 31, 2022, and June 30, 2022.

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures (1)	$8,246	$2,393	$(2,512)	$8,127

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures (1)	$8,576	$4,588	$(2,539)	$10,625

1.

Changes in unrealized gains and losses are included in the consolidated statements of comprehensive income (loss), except for embedded derivatives. Changes in unrealized gains and losses for embedded derivatives are included in investment income (loss) in the consolidated statements of operations.

The following details the components of the Company’s held-to-maturity debt investments as of December 31, 2022, and June 30, 2022.

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures (1)	$1,000	$-	$(251)	$749

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures (1)	$1,000	$-	$(133)	$867

1.	Held-to-maturity debt investments are carried at amortized cost, and the fair value is classified as Level 2 according to the fair value hierarchy.

At December 31, 2022, and June 30, 2022, the Company held $1.0 million in one security classified as held-to-maturity. The security had an estimated fair value that was lower than the carrying value by $251,000 at December 31, 2022, and $133,000 at  June 30, 2022. We have evaluated the unrealized loss on the security at December 31, 2022, and determined it to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuer to meet their obligations.

The following summarizes the net carrying amount and estimated fair value of debt securities at December 31, 2022, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	December 31, 2022
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$8,246	$1,000
Fair Value	$8,127	$749

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the preceding tables. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at December 31, 2022, and June 30, 2022.

The following table summarizes the fair values of embedded derivatives on the consolidated balance sheets, categorized by risk exposure, at December 31, 2022, and June 30, 2022.

	December 31, 2022	June 30, 2022
	Other Assets	Other Assets
	Investments in	Investments in
	available-for-sale	available-for-sale
(dollars in thousands)	debt securities	debt securities
Embedded Derivatives:
Equity price risk exposure	$29	$3

The following table presents the effect of embedded derivatives on the consolidated statements of operations, categorized by risk exposure, for the three and six months ended December 31, 2022, and 2021.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Investment Income (Loss)	Investment Income (Loss)	Investment Income (Loss)	Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$26	$(559)	$26	$(121)

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

The carrying value of equity securities without readily determinable fair values was approximately $4.0 million as of June 30, 2022. The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2022, and 2021, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Other Investments
Carrying value	$2,633	$3,551	$2,633	$3,551
Upward carrying value changes	$5	$-	$5	$-
Downward carrying value changes/impairment	$(1,841)	$-	$(2)	$-

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through December 31, 2022. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $3.3 million since their respective acquisitions through December 31, 2022.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at December 31, 2022, and at June 30, 2022. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of December 31, 2022.

Investments Classified as Equity Method

The Company had an equity method investment in Galileo New Economy Fund LP through its dissolution date, which occurred during the third quarter of fiscal 2022. The Company owned approximately 22 percent of the LP prior to dissolution, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Included in other income (loss) for the three and six months ended December 31, 2021, is $48,000 and $33,000, respectively, of equity method losses for this investment. Upon dissolution, the Company received a distribution, which included cash of $85,000, and common shares of an investment held in the LP, which had a fair value of approximately $228,000 when received. Frank Holmes also directly held an investment in the LP and received dissolution proceeds related to his direct investment.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes investment income (loss) reflected in earnings for the periods presented.

	Six Months Ended		Three Months Ended
(dollars in thousands)	December 31,		December 31,
Investment income (loss)	2022	2021	2022	2021
Realized gains on equity securities	$-	1,853	$-	$43
Realized gains on debt securities	905	1,170	436	569
Unrealized gains (losses) on equity securities	(2,868)	(1,903)	(937)	455
Unrealized gains (losses) on embedded derivatives	26	(559)	26	(121)
Dividend and interest income	900	1,104	481	607
Realized foreign currency gains (losses)	(307)	(120)	110	26
Total Investment Income (Loss)	$(1,344)	$1,545	$116	$1,579

For the three and six months ended December 31, 2022, realized gains on principal payment proceeds in the amount of $436,000 and $905,000, respectively, were released from other comprehensive income (loss). For the three and six months ended December 31, 2021, realized gains on principal payment proceeds in the amount of $569,000 and $1.2 million, respectively, were released from other comprehensive income (loss).

The following table presents unrealized gains and losses recognized during the three and six months ended December 31, 2022, and 2021, on equity investments still held at each respective date.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Net gains and losses recognized during the period on equity securities	$(2,868)	$(50)	$(937)	$498
Less: Net gains and losses recognized during the period on equity securities sold during the period	-	183	-	(1)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date (1)	$(2,868)	$(233)	$(937)	$499

1.

Includes $5,000 of gains for the three months ended December 31, 2022, and $1.8 million of net losses for the six months ended December 31, 2022, as a result of the measurement alternative. There were no net gains (losses) as a result of the measurement alternative for the three and six months ended December 31, 2021.

Investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
ETF advisory fees	$7,218	$10,768	$3,305	$5,452
USGIF advisory fees	1,135	1,898	525	932
USGIF performance fees earned (paid)	(281)	329	(135)	141
Total Advisory Fees	8,072	12,995	3,695	6,525
USGIF administrative services fees	68	100	33	49
Total Operating Revenue	$8,140	$13,095	$3,728	$6,574

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2023. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $303,000 and $523,000 for the three and six months ended December 31, 2022, respectively, compared with $161,000 and $319,000, for the corresponding periods in the prior fiscal year. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of December 31, 2022, the Company had $1.3 million in receivables from fund clients, of which $150,000 was from USGIF and $1.2 million was from the ETFs. As of June 30, 2022, the Company had $1.6 million in receivables from fund clients, of which $188,000 was from USGIF and $1.4 million was from ETFs.

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

A reconciliation of cash, cash equivalents, and restricted cash reported from the consolidated balance sheets to the consolidated statements of cash flows is shown below.

(dollars in thousands)	December 31, 2022	June 30, 2022
Cash and cash equivalents	$23,416	$22,314
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$24,416	$23,314

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expenses included in general and administrative expense on the consolidated statements of operations totaled $32,000 and $54,000 for the three and six months ended December 31, 2022, respectively, and $49,000 and $88,000 for the three and six months ended December 31, 2021, respectively.

The following table presents the components of lease cost.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$14	$-	$7	$-
Interest on lease liabilities	2	-	1	-
Total finance lease cost	16	-	8	-
Operating lease cost	-	26	-	13
Short-term lease cost	40	62	25	36
Total lease cost	$56	$88	$33	$49

Supplemental information related to the Company's leases follows.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Operating cash flows from operating leases included in lease liabilities	$-	$26	$-	$13
Lease liabilities obtained from new ROU assets - operating	$-	$-	$-	$-
Operating cash flows from financing leases included in lease liabilities	$2	$-	$1	$-
Financing cash flows from financing leases included in lease liabilities	$13	$-	$8	$-
Lease liabilities obtained from new ROU assets - financing	$-	$-	$-	$-

Additional qualitative information concerning the Company’s leases follows.

	December 31, 2022	June 30, 2022
Weighted-average remaining lease term - operating leases (years)	-	-
Weighted-average discount rate - operating leases	-	-
Weighted-average remaining lease term - financing leases (years)	2.75	3.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of December 31, 2022.

(dollars in thousands)
Fiscal Year	Finance Leases
2023 (excluding the six months ended December 31, 2022)	$16
2024	31
2025	31
2026	8
2027	-
Total lease payments	86
Less imputed interest	(6)
Total	$80

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2025. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the consolidated statements of operations was $31,000 and $65,000, for the three and six months ended December 31, 2022, respectively. Lease income included in other income on the consolidated statements of operations was $29,000 and $55,000, for the three and six months ended December 31, 2021, respectively. The cost of obtaining lessor contracts, which is included in other assets on the consolidated balance sheets, was $6,000 and $9,000 at December 31, 2022, and June 30, 2022, respectively.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of December 31, 2022.

(dollars in thousands)
Fiscal Year	Operating Leases
2023 (excluding the six months ended December 31, 2022)	$30
2024	42
2025	36
2026	-
2027	-
Thereafter	-
Total lease payments	$108

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2023, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at December 31, 2022, included in restricted cash on the consolidated balance sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2022, the credit facility remains unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0050 per month for July 2021 through September 2021, and $0.0075 per month for October 2021 through  December 2022.

In December 2022, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2023, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and six months ended December 31, 2022, the Company repurchased 87,407 and 127,372 class A shares using cash of $249,000 and $382,000, respectively. For the three and six months ended December 31, 2021, the Company repurchased 10,457 and 24,104 class A shares using cash of $54,000 and $136,000, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At December 31, 2022, there were 229,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. At December 31, 2021, there were 231,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. There were no options granted or exercised for the three and six months ended December 31, 2022, or 2021. There were 2,000 options forfeited during the six months ended December 31, 2022, and no options forfeited during the three months ended December 31, 2022, or the three and six months ended December 31, 2021.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three and six months ended December 31, 2022. For the three and six months ended December 31, 2021, $345,000 and $733,000, respectively, was recognized as expense on the consolidated statements of operations. As of  December 31, 2022, and 2021, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net Income	$976	$5,980	$869	$3,590

Weighted average number of outstanding shares
Basic	14,919,317	15,025,953	14,889,946	15,021,792
Effect of dilutive securities
Stock options	376	1,054	85	1,022
Diluted	14,919,693	15,027,007	14,890,031	15,022,814

Earnings Per Share
Basic Net Income per share	$0.07	$0.40	$0.06	$0.24
Diluted Net Income per share	$0.07	$0.40	$0.06	$0.24

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2022, employee stock options for 229,000 were excluded from diluted EPS. For the three and six months ended December 31, 2021, employee stock options for 231,000 were excluded from diluted EPS.

During the three and six months ended December 31, 2022, and 2021, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For U.S. federal income tax purposes at December 31, 2022, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers. For Canadian income tax purposes, USCAN has $30,000 net operating loss carryovers expiring in fiscal year 2043 and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At December 31, 2022, a valuation allowance of $8,000 was included to fully reserve for Canadian net operating loss carryovers. There was no valuation allowance at June 30, 2022.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment (1)	Total
Six Months Ended December 31, 2022
Balance at June 30, 2022	$3,624	$-	$3,624
Other comprehensive loss before reclassifications	(1,290)	-	(1,290)
Tax effect	271	-	271
Amount reclassified from AOCI	(905)	-	(905)
Tax effect	190	-	190
Net other comprehensive loss	(1,734)	-	(1,734)
Balance at December 31, 2022	$1,890	$-	$1,890

Six Months Ended December 31, 2021
Balance at June 30, 2021	$6,564	$23	$6,587
Other comprehensive loss before reclassifications	(363)	(10)	(373)
Tax effect	76	-	76
Amount reclassified from AOCI	(1,170)	-	(1,170)
Tax effect	245	-	245
Net other comprehensive loss	(1,212)	(10)	(1,222)
Balance at December 31, 2021	$5,352	$13	$5,365

1.	Amounts include no tax expense or benefit.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Six Months Ended December 31, 2022
Net operating revenues	$8,140	$-	$8,140
Investment loss	$-	$(1,344)	$(1,344)
Other income	$123	$-	$123
Income (loss) before income taxes	$2,646	$(1,374)	$1,272
Depreciation	$122	$-	$122
Gross identifiable assets at December 31, 2022	$23,952	$29,390	$53,342
Deferred tax asset			$1,609
Consolidated total assets at December 31, 2022			$54,951
Six Months Ended December 31, 2021
Net operating revenues	$13,095	$-	$13,095
Investment income	$-	$1,545	$1,545
Loss from equity method investments	$-	$(33)	$(33)
Other income	$115	$-	$115
Income before income taxes	$6,138	$1,295	$7,433
Depreciation	$104	$-	$104
Gross identifiable assets at December 31, 2021	$23,386	$40,805	$64,191
Three Months Ended December 31, 2022
Net operating revenues	$3,728	$-	$3,728
Investment income	$-	$116	$116
Other income	$62	$-	$62
Income before income taxes	$985	$101	$1,086
Depreciation	$61	$-	$61
Three Months Ended December 31, 2021
Net operating revenues	$6,574	$-	$6,574
Investment income	$-	$1,579	$1,579
Loss from equity method investments	$-	$(48)	$(48)
Other income	$59	$-	$59
Income before income taxes	$3,025	$1,504	$4,529
Depreciation	$56	$-	$56

Net operating revenues from investment management services includes operating revenues from USGIF of $423,000 and $922,000 for the three and six months ended December 31, 2022, respectively, and $1.1 million and $2.3 million for the three and six months ended December 31, 2021, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $3.3 million and $7.2 million for the three and six months ended December 31, 2022, respectively, and $5.5 million and $10.8 million for the three and six months ended December 31, 2021, respectively.

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

The Board has authorized a monthly dividend of $0.0075 per share through March 2023, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2023 is approximately $335,000.

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

NOTE 13. SUBSEQUENT EVENTS

In March 2023, the Board authorized the continuance of the monthly dividend of $0.0075 per share from April through June 2023, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Additionally, the Company's credit agreement discussed in Note 6, Borrowings, expired on May 31, 2023. The Company intends to renew the agreement.  Further, as discussed in Note 3, Investment Management and Other Fees, the Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund. The agreement has been extended through April 2024.

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

Since May 2022, market volatility in the prices of digital assets has been elevated due to a variety of factors, including, but not limited to, the macroeconomic environment (high inflation and rising interest rates) as well as the ‘crypto credit crisis’ brought on by the collapse and bankruptcy of a number of key players in the sector (cryptocurrency Luna collapse, hedge fund Three Arrows Capital default on loans and filing for bankruptcy, crypto-lending platform Celsius freezing all withdraws, cryptocurrency lender Voyager Digital filing for bankruptcy, crypto platform FTX filing for bankruptcy, crypto platform BlockFi filing for bankruptcy among others). The Company does not have direct exposure to any of the foregoing firms affected by the recent crypto credit crisis. Although the Company has no current intention of directly investing in cryptocurrencies, the Company has indirect exposure to cryptocurrencies by investing in securities of issuers with exposure to the cryptocurrency industry. There has been significant volatility in the market price of the securities, which has had a material impact, and may continue to have a material impact, on the investment values included on the consolidated balance sheets and unrealized gain (loss) recognized in investment income.

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

At December 31, 2022, total assets under management, including ETF and USGIF clients, were approximately $2.4 billion versus $3.8 billion at December 31, 2021, a decrease of $1.4 billion, or 36.4 percent. During the six months ended December 31, 2022, average assets under management, including ETF and USGIF clients, were $2.7 billion, versus $4.0 billion during the six months ended December 31, 2021. At June 30, 2022, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $2.9 billion, and has decreased $495.5 million, or 17.0 percent, during the six months ended December 31, 2022.

The following tables summarize the changes in assets under management for USGIF for the three and six months ended December 31, 2022, and 2021.

	Changes in Assets Under Management
	Three Months Ended December 31,
	2022			2021
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$260,014	$66,807	$326,821	$370,026	$75,040	$445,066
Market appreciation (depreciation)	23,355	539	23,894	28,590	(94)	28,496
Dividends and distributions	(11,329)	(408)	(11,737)	(61,309)	(93)	(61,402)
Net shareholder purchases (redemptions)	5,997	(1,943)	4,054	51,527	(1,461)	50,066
Ending Balance	$278,037	$64,995	$343,032	$388,834	$73,392	$462,226

Average investment management fee	0.77%	0.00%	0.62%	0.94%	0.00%	0.79%
Average net assets	$273,280	$65,500	$338,780	$392,906	$73,379	$466,285

	Changes in Assets Under Management
	Six Months Ended December 31,
	2022			2021
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$286,367	$71,161	$357,528	$433,380	$75,842	$509,222
Market appreciation (depreciation)	3,529	(219)	3,310	(25,996)	(194)	(26,190)
Dividends and distributions	(11,329)	(537)	(11,866)	(61,308)	(169)	(61,477)
Net shareholder purchases (redemptions)	(530)	(5,410)	(5,940)	42,758	(2,087)	40,671
Ending Balance	$278,037	$64,995	$343,032	$388,834	$73,392	$462,226

Average investment management fee	0.82%	0.00%	0.66%	0.95%	0.00%	0.80%
Average net assets	$277,863	$67,270	$345,133	$396,174	$74,158	$470,332

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 62 basis points and 66 basis points for the three and six months ended December 31, 2022, respectively, and 79 basis points and 80 basis points, respectively, for the same periods in the prior year. The average investment management fee for the equity funds was 77 basis points and 82 basis points for the three and six months ended December 31, 2022, respectively, and 94 basis points and 95 basis points for the same periods in the prior year, respectively. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was minimal.

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

As of December 31, 2022, the Company held investments carried at fair value of $21.4 million and a cost basis of $28.2 million. The fair value of these investments is approximately 38.9 percent of the Company’s total assets at December 31, 2022. In addition, the Company held other investments of approximately $2.6 million and held-to-maturity debt investments of $1.0 million.

Investments recorded at fair value on a recurring basis were approximately $21.4 million at December 31, 2022, compared to approximately $24.9 million at June 30, 2022, the Company’s prior fiscal year end, which is a decrease of approximately $3.5 million. See Note 2, Investments, in the notes to consolidated financial statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS –  Three months ended December 31, 2022, and 2021

The Company posted net income of $869,000 ($0.06 per share) for the three months ended December 31, 2022, compared to $3.6 million ($0.24 per share) for the three months ended December 31, 2021, a change of approximately $2.7 million. The change is primarily due to a decrease in operating revenue compared to the same period last year, a decrease in investment income compared to same period last year, offset by decreases in operating expenses and tax expense compared to the same period last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2022, decreased $2.8 million, or 43.3 percent, compared with the three months ended December 31, 2021. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $2.8 million, or 43.4 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $2.6 million. The majority of this decrease was from ETF unitary management fees, which decreased $2.1 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were $(135,000) compared to $141,000 in performance fees received in the corresponding period in the prior year, a change of $(276,000). The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2022, decreased $815,000, or 22.4 percent, compared with the three months ended December 31, 2021. The decrease in operating expenses was primarily attributable to a decrease in employee compensation of $600,000, or 34.7 percent, primarily as a result of a decrease in bonuses in the current period and amortization expense of employee stock options in the prior period. Higher bonuses in the same period last year were related to realized investment gains, company performance, and fund performance. General and administrative expenses decreased by $258,000, or 14.6 percent, primarily due to lower directors’ fees and expenses. Director's fees and expenses were higher in the prior period primarily due to amortization expense of stock options.

Other Income (Loss)

Total consolidated other income for the three months ended December 31, 2022, was $178,000, compared to $1.6 million for the three months ended December 31, 2021, a decrease of approximately $1.4 million. This change was primarily due to the following factors:

•

Investment income was $116,000 for the three months ended December 31, 2022, compared to $1.6 million for the three months ended December 31, 2021, a change of approximately $1.5 million. This was primarily due to unrealized losses on equity securities of $937,000 for the three months ended December 31, 2022, compared to unrealized gains on equity securities of $455,000 for the three months ended December 31, 2021, a change of $1.4 million.

Provision for Income Taxes

A tax expense of $217,000 was recorded for the three months ended December 31, 2022, compared to $939,000 for the three months ended December 31, 2021. The change was primarily the result of lower operating income in the current period compared to the prior period, and unrealized losses on equity securities in the current period compared to unrealized gains on equity securities in the prior period.

RESULTS OF OPERATIONS –  Six months ended December 31, 2022, and 2021

The Company posted net income of $976,000 ($0.07 per share) for the six months ended December 31, 2022, compared to $6.0 million ($0.40 per share) for the six months ended December 31, 2021, a change of approximately $5.0 million. The change is primarily due to a decrease in operating revenue compared to the same period last year, an investment loss in the current period compared to investment income in the same period last year, offset by decreases in operating expenses and tax expenses compared to the same period last year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2022, decreased $5.0 million, or 37.8 percent, compared with the six months ended December 31, 2021. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $4.9 million, or 37.9 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $4.3 million. The majority of this decrease was from ETF unitary management fees, which decreased $3.6 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were $(281,000) compared to $329,000 in performance fees received in the corresponding period in the prior year, a change of $(610,000). The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2022, decreased $1.6 million, or 22.5 percent, compared with the six months ended December 31, 2021. The decrease in operating expenses was primarily attributable to a decrease in employee compensation of $1.3 million, or 36.9 percent, primarily as a result of a decrease in bonuses in the current period and amortization expense of employee stock options in the prior period. Higher bonuses in the same period last year were related to realized investment gains, company performance, and fund performance. General and administrative expenses decreased by $352,000, or 10.5 percent, primarily due to lower directors’ fees and expenses and a decrease in ETF expenses. Director's fees and expenses were higher in the prior period primarily due to amortization expense of stock options. ETF expenses were lower in the current period primarily due to lower average net assets.

Other Income (Loss)

Total consolidated other loss for the six months ended December 31, 2022, was $1.2 million, compared to $1.6 million of other income for the six months ended December 31, 2021, a decrease of approximately $2.8 million. This change was primarily due to the following factors:

•

Investment loss was $1.3 million for the six months ended December 31, 2022, compared to investment income of $1.5 million for the six months ended December 31, 2021, a change of approximately $2.9 million. This was primarily due to unrealized losses on equity securities of $2.9 million for the six months ended December 31, 2022, compared to $1.9 million for the six months ended December 31, 2021, a change of $1.0 million. There were no realized gains on sales of equity securities in the current period, whereas the same period in the prior year had $1.9 million in realized gains on sales of equity securities.

Provision for Income Taxes

A tax expense of $296,000 was recorded for the six months ended December 31, 2022, compared to $1.5 million for the six months ended December 31, 2021. The change was primarily the result of lower operating income in the current period compared to prior period, higher unrealized losses on equity securities in the current period compared to the prior period, and realized gains on sales of equity securities in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2022, the Company had net working capital (current assets minus current liabilities) of approximately $36.2 million, an increase of $2.3 million, or 6.9 percent, since June 30, 2022, and a current ratio (current assets divided by current liabilities) of 15.4 to 1. With approximately $23.4 million in cash and cash equivalents, an increase of $1.1 million, or 4.9 percent since June 30, 2022, and $13.2 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 66.7 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $1.1 million, proceeds from principal paydowns of $1.5 million; offset by purchases of investments of $477,000, repurchases of the Company's common stock of $382,000, and dividends paid of $672,000. Consolidated shareholders’ equity at December 31, 2022, was $52.4 million, a decrease of $1.8 million, or 3.3 percent since June 30, 2022. The decrease was primarily due to other comprehensive loss of $1.7 million, dividends declared of $670,000, repurchases of the Company's common stock of $382,000, and net loss of $976,000 for the six months ended December 31, 2022.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2023, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the consolidated balance sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2022, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2023, but may be suspended or discontinued at any time. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $36.7 million are available to fund current activities.

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

Macroeconomic declines, including inflation; negative political developments, including volatile market conditions due to investor concerns regarding inflation and potential hostilities between Russia and Ukraine; adverse market conditions, including cryptocurrency market disruptions; and catastrophic events may cause a decline in the Company’s revenue, an increase in the Company’s costs, negatively affect the Company’s operating results, adversely affect the Company’s cash flow, and could result in a decline in the Company’s stock price.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three and six months ended December 31, 2022, the Company realized a decrease of $(135,000) and $(281,000), respectively, in its USGIF base advisory fee, and for the three and six months ended December 31, 2021, an increase of $141,000 and $329,000, respectively, due to these performance adjustments.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of December 31, 2022, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	December 31, 2022	Percentage Change	Price Change	Net Income (Loss) (1)
Equity securities at fair value	$13,264	25% increase	$16,580	$2,620
		25% decrease	$9,948	$(2,620)
Embedded derivatives at fair value (2)	$29	25% increase	$36	$6
		25% decrease	$22	$(6)

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

A portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $26,000 at December 31, 2022. Also, the embedded derivatives shown in the above table, which were valued at $29,000 at December 31, 2022, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 2, Investments, in the notes to consolidated financial statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the consolidated balance sheets and unrealized gain (loss) recognized in investment income.

Interest rate risk

Due to the Company’s investments in debt securities carried at fair value, interest rate fluctuations represent a market risk factor affecting the Company’s consolidated financial position. Debt securities may fluctuate in value due to changes in interest rates. Typically, investments subject to interest rate risk will decrease in value when interest rates rise and increase in value when interest rates decline. Fluctuations in interest rates could materially impact the Company’s investments in debt securities carried at fair value included on the consolidated balance sheets and unrealized gains (losses) recognized in investment income.

Foreign currency risk

A portion of cash and certain corporate investments are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would lower the value of those cash accounts and corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could have an impact on their valuation and thus the revenue received by the Company.

Indirect exposure to cryptocurrencies risk

Cryptocurrencies (also referred to as “virtual currencies” and “digital currencies”) are digital assets that are designed to act as a medium of exchange. Although the Company has no current intention of directly investing in cryptocurrencies, the Company has indirect exposure to cryptocurrencies by investing in securities of issuers with exposure to the cryptocurrency industry. Cryptocurrencies (some of the most well-known include Bitcoin, Dogecoin and Ethereum) are not backed by any government, corporation, or other identified body. Trading markets for cryptocurrencies are often unregulated and may be more exposed to operational or technical issues as well as the potential for fraud or manipulation than established, regulated exchanges for securities, derivatives and traditional currencies.

Cryptocurrencies have been subject to significant fluctuations in value. The value of a cryptocurrency may significantly fluctuate precipitously (including declining to zero) and unpredictably for a variety of reasons, including, but not limited to: investor perceptions and expectations; regulatory changes; general economic conditions; adoption and use in the retail and commercial marketplace; public opinion regarding the environmental impact of the creation (“minting” or “mining”) of cryptocurrency; confidence in, and the maintenance and development of, its network and open-source software protocols such as blockchain for ensuring the integrity of cryptocurrency transactional data; and general risks tied to the use of information technologies, including cybersecurity risks.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2022, due to the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K/A-2 as of and for the year ended June 30, 2022, was also present as of December 31, 2022.  Based on the completion of the fair value measurements, we believe that the consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

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

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K/A-2 for the year ended June 30, 2022. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
10-01-22 to 10-31-22	16,426	$47	$2.87	16,426	$4,504
11-01-22 to 11-30-22	24,795	73	$2.97	24,795	$4,431
12-01-22 to 12-31-22	46,186	129	$2.79	46,186	$4,302
Total	87,407	$249	$2.85	87,407

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

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3.	The total amount of shares that may be repurchased in 2023 under the program is $5.0 million.

ITEM 6. EXHIBITS

1. Exhibits –
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act Of 2002), included herein.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	June 9, 2023	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	June 9, 2023	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer