Form 10-Q
period 2023-03-31
U S GLOBAL INVESTORS INC
filed 2023-06-23
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

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

On June 15, 2023, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 12,509,775 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,947	$22,314
Restricted cash	1,000	1,000
Investments in equity securities at fair value, current	11,701	12,138
Accounts and other receivables	1,327	1,796
Tax receivable	99	384
Prepaid expenses	566	400
Total Current Assets	39,640	38,032

Net Property and Equipment	1,198	1,370

Other Assets
Deferred tax asset	1,659	872
Investments in equity securities at fair value, non-current	1,483	2,162
Investments in available-for-sale debt securities at fair value	7,649	10,625
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	2,827	3,992
Financing lease, right of use assets	72	93
Other assets, non-current	217	216
Total Other Assets	14,907	18,960
Total Assets	$55,745	$58,362
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$133	$73
Accrued compensation and related costs	820	1,864
Dividends payable	332	337
Financing lease liability, short-term	28	27
Other accrued expenses	1,369	1,831
Taxes payable	96	-
Total Current Liabilities	2,778	4,132

Long-Term Liabilities
Deferred tax liability	2	-
Financing lease liability, long-term	45	66
Total Long-Term Liabilities	47	66
Total Liabilities	2,825	4,198

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at March 31, 2023, and June 30, 2022; 12,582,905 and 12,888,950 shares outstanding at March 31, 2023, and June 30, 2022, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at March 31, 2023, and June 30, 2022	52	52
Additional paid-in-capital	16,442	16,438
Treasury stock, class A shares at cost; 1,284,094 shares and 978,049 shares at March 31, 2023, and June 30, 2022, respectively	(3,499)	(2,599)
Accumulated other comprehensive income, net of tax	1,659	3,624
Retained earnings	37,919	36,302
Total Shareholders’ Equity	52,920	54,164
Total Liabilities and Shareholders’ Equity	$55,745	$58,362

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Operating Revenues
Advisory fees	$11,663	$19,124	$3,591	$6,129
Administrative services fees	101	146	33	46
	11,764	19,270	3,624	6,175
Operating Expenses
Employee compensation and benefits	3,569	4,973	1,264	1,319
General and administrative	4,489	5,504	1,477	2,140
Advertising	297	305	91	138
Depreciation	183	165	61	61
Interest	3	-	1	-
	8,541	10,947	2,894	3,658
Operating Income	3,223	8,323	730	2,517
Other Income (Loss)
Investment income (loss)	(189)	(1,950)	1,155	(3,495)
Loss from equity method investments	-	(206)	-	(173)
Other income	184	174	61	59
	(5)	(1,982)	1,216	(3,609)
Income (Loss) Before Income Taxes	3,218	6,341	1,946	(1,092)
Provision for Income Taxes
Tax expense (benefit)	602	1,207	306	(246)
Net Income (Loss)	$2,616	$5,134	$1,640	$(846)

Basic Net Income (Loss) per share	$0.18	$0.34	$0.11	$(0.06)
Diluted Net Income (Loss) per share	$0.18	$0.34	$0.11	$(0.06)

Basic weighted average number of common shares outstanding	14,862,893	15,020,920	14,747,537	15,010,630
Diluted weighted average number of common shares outstanding	14,863,188	15,021,943	14,747,637	15,011,582

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
Net Income (Loss)	$2,616	$5,134	$1,640	$(846)
Other Comprehensive Loss
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	(939)	(428)	80	(141)
Less: reclassification adjustment for gains included in net income, net of tax	(1,026)	(1,339)	(311)	(414)
Net change from available-for-sale securities	(1,965)	(1,767)	(231)	(555)
Foreign currency translation adjustment	-	(13)	-	(3)
Less: reclassification adjustment for foreign currency gains included in net income	-	(10)	-	(10)
Net change from foreign currency translations	-	(23)	-	(13)
Other Comprehensive Loss	(1,965)	(1,790)	(231)	(568)
Total Comprehensive Income (Loss)	$651	$3,344	$1,409	$(1,414)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
(dollars in thousands,					Paid-in			Comprehensive	Retained
except share data)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$36,302	$54,164
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	39,965	(133)	-	-	(133)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	3	(3,983)	10	-	-	13
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(486)	-	(486)
Net income	-	-	-	-	-	-	-	-	107	107
Balance at September 30, 2022	13,866,999	$347	2,068,549	$52	$16,440	1,014,031	$(2,722)	$3,138	$36,074	$53,329
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	87,407	(249)	-	-	(249)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(4,898)	13	-	-	14
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(1,248)	-	(1,248)
Net income	-	-	-	-	-	-	-	-	869	869
Balance at December 31, 2022	13,866,999	$347	2,068,549	$52	$16,441	1,096,540	$(2,958)	$1,890	$36,608	$52,380
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	193,040	(556)	-	-	(556)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(5,486)	15	-	-	16
Dividends declared	-	-	-	-	-	-	-	-	(329)	(329)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(231)	-	(231)
Net income	-	-	-	-	-	-	-	-	1,640	1,640
Balance at March 31, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,284,094	$(3,499)	$1,659	$37,919	$52,920

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
(dollars in thousands,					Paid-in			Comprehensive	Retained
except share data)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	13,647	(82)	-	-	(82)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	8	(2,228)	6	-	-	14
Share-based compensation, net of tax	-	-	-	-	388	-	-	-	-	388
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(635)	-	(635)
Net income	-	-	-	-	-	-	-	-	2,390	2,390
Balance at September 30, 2021	13,866,913	$347	2,068,635	$52	$16,073	910,372	$(2,248)	$5,952	$35,885	$56,061
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	10,457	(54)	-	-	(54)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	7	(2,542)	5	-	-	12
Share-based compensation, net of tax	-	-	-	-	345	-	-	-	-	345
Dividends declared	-	-	-	-	-	-	-	-	(338)	(338)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(587)	-	(587)
Net income	-	-	-	-	-	-	-	-	3,590	3,590
Balance at December 31, 2021	13,866,913	$347	2,068,635	$52	$16,425	918,287	$(2,297)	$5,365	$39,137	$59,029
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	19,487	(97)	-	-	(97)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	7	(2,470)	6	-	-	13
Dividends declared	-	-	-	-	-	-	-	-	(337)	(337)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(568)	-	(568)
Net loss	-	-	-	-	-	-	-	-	(846)	(846)
Balance at March 31, 2022	13,866,913	$347	2,068,635	$52	$16,432	935,304	$(2,388)	$4,797	$37,954	$57,194

The accompanying notes are an integral part of these consolidated financial statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$2,616	$5,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(198)	(333)
Net recognized loss on disposal of fixed assets	3	-
Net realized gains on securities	(1,286)	(3,542)
Unrealized losses on securities	2,504	6,996
Investment basis adjustment	(5)	-
Net loss from equity method investment	-	206
Foreign currency transaction gain	-	(10)
Provision for deferred taxes	(265)	(1,823)
Share-based compensation expense	-	733
Changes in operating assets and liabilities:
Accounts and other receivables	754	2,445
Prepaid expenses and other assets	(146)	(206)
Accounts payable and accrued expenses	(1,348)	(452)
Total adjustments	13	4,014
Net cash provided by operating activities	2,629	9,148
Cash Flows from Investing Activities:
Purchase of property and equipment	(14)	(213)
Purchase of equity securities at fair value, non-current	-	(123)
Purchase of other investments	(663)	(573)
Proceeds from sale of equity method investment	-	85
Proceeds on sale of equity securities at fair value, current	350	-
Proceeds on sale of equity securities at fair value, non-current	-	2,850
Proceeds from principal paydowns of available-for-sale debt securities at fair value	2,250	2,250
Net cash provided by investing activities	1,923	4,276
Cash Flows from Financing Activities:
Principal payments on financing lease	(20)	-
Issuance of common stock	43	39
Repurchases of common stock	(938)	(233)
Dividends paid	(1,004)	(901)
Net cash used in financing activities	(1,919)	(1,095)
Net increase in cash, cash equivalents, and restricted cash	2,633	12,329
Beginning cash, cash equivalents, and restricted cash	23,314	15,436
Ending cash, cash equivalents, and restricted cash	$25,947	$27,765

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$332	$338
Fair value of assets acquired	$-	$228
Unsettled purchases of other investments	$186	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$470	$2,126

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $12.5 million at March 31, 2023, and $12.8 million at June 30, 2022.

The carrying amount of assets and liabilities recognized in the consolidated balance sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	March 31, 2023	June 30, 2022
Investments in securities at fair value, current	$11,701	$12,138
Investments in equity securities at fair value, non-current	745	623
Other receivables	34	21
Total VIE assets, maximum exposure to loss	12,480	12,782
Other accrued expenses	-	110
Total carrying amount	$12,480	$12,672

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

During the three and nine months ended March 31, 2022, the Company held a variable interest in a fund organized as a limited partnership, but this entity did not qualify as a VIE. Since it was not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company did not have control of the entity and, therefore, does not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment had been accounted for under the equity method of accounting. During fiscal 2022, this entity was dissolved. See further information about this investment in Note 2.

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

NOTE 2. INVESTMENTS

As of March 31, 2023, the Company held investments carried at fair value on a recurring basis of $20.8 million and a cost basis of $27.6 million. The fair value of these investments is approximately 37.4 percent of the Company’s total assets at March 31, 2023. In addition, the Company held other investments of approximately $2.8 million and held-to-maturity debt investments of $1.0 million.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $12.4 million and $12.8 million as of March 31, 2023, and June 30, 2022, respectively, and investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $7.9 million at March 31, 2023, and $11.1 million at June 30, 2022. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

Certain convertible debt securities not traded on an exchange are valued by an independent valuation firm using a binomial lattice model based on factors such as yield, quality, maturity, coupon rate, type of issuance, individual trading characteristics of the underlying common shares and other market data. The model utilizes a number of assumptions in arriving at its results. The effects of changing any of the assumptions or factors utilized in the binomial lattice model, including expected volatility, credit adjusted discount rates, and discounts for lack of marketability, may result in a significantly different valuation for the securities.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of March 31, 2023, and June 30, 2022, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	March 31, 2023
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$516	$-	$222	$738
Mutual funds - Fixed income	11,701	-	-	11,701
Mutual funds - Global equity	745	-	-	745
Total investments in equity securities:	$12,962	$-	$222	$13,184
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	7,649	7,649
Total investments carried at fair value on a recurring basis:	$12,962	$-	$7,871	$20,833
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$1,634	$1,634

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the nine months ended March 31, 2023. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

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

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE Blockchain Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $7.9 million at March 31, 2023, and $11.1 million at June 30, 2022. The Company utilizes an independent third-party to estimate the fair values of the investments in HIVE.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the nine months ended March 31, 2023.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended March 31, 2023
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$515	$10,625
Principal repayments	-	(2,250)
Amortization of day one premium	-	(196)
Accretion of bifurcation discount	-	577
Total unrealized gains or losses included in:
Investment Income (Loss)	(293)	1,381
Other Comprehensive Loss	-	(2,488)
Ending Balance	$222	$7,649

During January 2021, the Company purchased convertible securities of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, expiring in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70, and each five whole warrants entitles the Company to acquire one common share at a price of $15.00 (Canadian). The remaining principal amount was $8.3 million as of March 31, 2023. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the consolidated balance sheets, unrealized gain (loss) recognized in investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of March 31, 2023, or June 30, 2022. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at March 31, 2023. From August 2018 through January 2023, Mr. Holmes was Interim CEO. Effective December 22, 2020, Mr. Holmes became the Executive Chairman of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on the purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the three and nine months ended March 31, 2023, $394,000 and $1.3 million, respectively, was realized in investment income (loss). During the three and nine months ended March 31, 2022, $524,000 and $1.7 million, respectively, was realized in investment income (loss). The fair value of the warrants and debentures was $222,000 and $7.6 million, respectively, at March 31, 2023, and $515,000 and $10.6 million, respectively, at June 30, 2022.

The Company currently considers the fair value measurements of HIVE convertible securities to contain Level 3 inputs. The following is quantitative information as of March 31, 2023, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	March 31, 2023
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$222	Option pricing model	Volatility	101.5%

Investments in debt securities:
Available-for-sale - Convertible debentures	$7,649	Binomial lattice model	Volatility	99.8%
			Credit Adjusted Discount Rate	15.0%

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

The following details the components of the Company’s equity investments carried at fair value as of March 31, 2023, and June 30, 2022.

	March 31, 2023
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,679	$(5,941)	$738
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	11,948	(247)	11,701
Mutual funds - Global equity	929	(184)	745
Total equity securities at fair value	$19,601	$(6,417)	$13,184

	June 30, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(5,141)	$1,539
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(175)	12,138
Mutual funds - Global equity	929	(306)	623
Total equity securities at fair value	$19,967	$(5,667)	$14,300

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

The following details the components of the Company’s available-for-sale debt investments as of March 31, 2023, and June 30, 2022.

	March 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures (1)	$8,006	$2,100	$(2,457)	$7,649

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures (1)	$8,576	$4,588	$(2,539)	$10,625

1.

Changes in unrealized gains and losses are included in the consolidated statements of comprehensive income (loss), except for embedded derivatives. Changes in unrealized gains and losses for embedded derivatives are included in investment income (loss) in the consolidated statements of operations.

The following details the components of the Company’s held-to-maturity debt investments as of March 31, 2023, and June 30, 2022.

	March 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures (1)	$1,000	$-	$(245)	$755

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures (1)	$1,000	$-	$(133)	$867

1.	Held-to-maturity debt investments are carried at amortized cost, and the fair value is classified as Level 2 according to the fair value hierarchy.

At March 31, 2023, and June 30, 2022, the Company held $1.0 million in one security classified as held-to-maturity. The security had an estimated fair value that was lower than the carrying value by $245,000 at March 31, 2023, and $133,000 at  June 30, 2022. We have evaluated the unrealized loss on the security at March 31, 2023, and determined it to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuer to meet their obligations.

The following summarizes the net carrying amount and estimated fair value of debt securities at March 31, 2023, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	March 31, 2023
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$8,006	$1,000
Fair Value	$7,649	$755

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the consolidated balance sheets and the preceding tables. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at March 31, 2023, and June 30, 2022.

The following table summarizes the fair values of embedded derivatives on the consolidated balance sheets, categorized by risk exposure, at March 31, 2023, and June 30, 2022.

	March 31, 2023	June 30, 2022
	Other Assets	Other Assets
	Investments in	Investments in
	available-for-sale	available-for-sale
(dollars in thousands)	debt securities	debt securities
Embedded Derivatives:
Equity price risk exposure	$85	$3

The following table presents the effect of embedded derivatives on the consolidated statements of operations, categorized by risk exposure, for the three and nine months ended March 31, 2023, and 2022.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Investment Income (Loss)	Investment Income (Loss)	Investment Income (Loss)	Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$82	$(2,050)	$55	$(1,491)

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

The carrying value of equity securities without readily determinable fair values was approximately $4.0 million as of June 30, 2022. The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2023, and 2022, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
Other Investments
Carrying value	$2,827	$4,208	$2,827	$4,208
Upward carrying value changes	$14	$187	$9	$187
Downward carrying value changes/impairment	$(1,841)	$-	$-	$-

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through March 31, 2023. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $3.3 million since their respective acquisitions through March 31, 2023.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at March 31, 2023, and at June 30, 2022. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of March 31, 2023.

Investments Classified as Equity Method

The Company had an equity method investment in Galileo New Economy Fund LP through its dissolution date, which occurred during the third quarter of fiscal 2022. The Company owned approximately 22 percent of the LP prior to dissolution, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Included in other income (loss) for the three and nine months ended March 31, 2022, is $173,000 and $206,000, respectively, of equity method losses for this investment. Upon dissolution, the Company received a distribution, which included cash of $85,000, and common shares of an investment held in the LP, which had a fair value of approximately $228,000 when received. Frank Holmes also directly held an investment in the LP and received dissolution proceeds related to his direct investment.

Investment Income (Loss)

Investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes investment income (loss) reflected in earnings for the periods presented.

	Nine Months Ended		Three Months Ended
(dollars in thousands)	March 31,		March 31,
Investment income (loss)	2023	2022	2023	2022
Realized gains (losses) on equity securities	$(13)	1,848	$(13)	$(5)
Realized gains on debt securities	1,299	1,694	394	524
Unrealized gains (losses) on equity securities	(2,586)	(4,946)	283	(3,044)
Unrealized gains (losses) on embedded derivatives	82	(2,050)	55	(1,491)
Dividend and interest income	1,321	1,545	421	441
Realized foreign currency gains (losses)	(292)	(41)	15	80
Total Investment Income (Loss)	$(189)	$(1,950)	$1,155	$(3,495)

For the three and nine months ended March 31, 2023, realized gains on principal payment proceeds in the amount of $394,000 and $1.3 million, respectively, were released from other comprehensive income (loss). For the three and nine months ended March 31, 2022, realized gains on principal payment proceeds in the amount of $524,000 and $1.7 million, respectively, were released from other comprehensive income (loss).

The following table presents unrealized gains and losses recognized during the three and nine months ended March 31, 2023, and 2022, on equity investments still held at each respective date.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
Net gains and losses recognized during the period on equity securities	$(2,599)	$(3,098)	$270	$(3,049)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(13)	179	(13)	(5)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date (1)	$(2,586)	$(3,277)	$283	$(3,044)

1.

Includes $1.8 million of net losses for the nine months ended March 31, 2023, as a result of the measurement alternative. There were no net gains (losses) as a result of the measurement alternative for the three months ended March 31, 2023, and $187,000 of net gains for the three and nine months ended March 31, 2022.

Investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
ETF advisory fees	$10,360	$16,140	$3,142	$5,372
USGIF advisory fees	1,693	2,775	558	877
USGIF performance fees earned (paid)	(390)	209	(109)	(120)
Total Advisory Fees	11,663	19,124	3,591	6,129
USGIF administrative services fees	101	146	33	46
Total Operating Revenue	$11,764	$19,270	$3,624	$6,175

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2023. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $299,000 and $822,000 for the three and nine months ended March 31, 2023, respectively, compared with $147,000 and $465,000, for the corresponding periods in the prior fiscal year. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of March 31, 2023, the Company had $1.2 million in receivables from fund clients, of which $145,000 was from USGIF and $1.0 million was from the ETFs. As of June 30, 2022, the Company had $1.6 million in receivables from fund clients, of which $188,000 was from USGIF and $1.4 million was from ETFs.

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

(dollars in thousands)	March 31, 2023	June 30, 2022
Cash and cash equivalents	$24,947	$22,314
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$25,947	$23,314

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expenses included in general and administrative expense on the consolidated statements of operations totaled $32,000 and $86,000 for the three and nine months ended March 31, 2023, respectively, and $41,000 and $130,000 for the three and nine months ended March 31, 2022, respectively.

The following table presents the components of lease cost.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$22	$-	$7	$-
Interest on lease liabilities	3	-	1	-
Total finance lease cost	25	-	8	-
Operating lease cost	-	40	-	13
Short-term lease cost	64	90	25	28
Total lease cost	$89	$130	$33	$41

Supplemental information related to the Company's leases follows.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
Operating cash flows from operating leases included in lease liabilities	$-	$40	$-	$13
Lease liabilities obtained from new ROU assets - operating	$-	$-	$-	$-
Operating cash flows from financing leases included in lease liabilities	$3	$-	$1	$-
Financing cash flows from financing leases included in lease liabilities	$20	$-	$7	$-
Lease liabilities obtained from new ROU assets - financing	$-	$-	$-	$-

Additional qualitative information concerning the Company’s leases follows.

	March 31, 2023	June 30, 2022
Weighted-average remaining lease term - operating leases (years)	-	-
Weighted-average discount rate - operating leases	-	-
Weighted-average remaining lease term - financing leases (years)	2.50	3.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of March 31, 2023.

(dollars in thousands)
Fiscal Year	Finance Leases
2023 (excluding the nine months ended March 31, 2023)	$8
2024	31
2025	31
2026	8
2027	-
Total lease payments	78
Less imputed interest	(5)
Total	$73

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2025. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the consolidated statements of operations was $31,000 and $96,000 for the three and nine months ended March 31, 2023, respectively. Lease income included in other income on the consolidated statements of operations was $29,000 and $84,000 for the three and nine months ended March 31, 2022, respectively. The cost of obtaining lessor contracts, which is included in other assets on the consolidated balance sheets, was $5,000 and $9,000 at March 31, 2023, and June 30, 2022, respectively.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of March 31, 2023.

(dollars in thousands)
Fiscal Year	Operating Leases
2023 (excluding the nine months ended March 31, 2023)	$10
2024	42
2025	36
2026	-
2027	-
Thereafter	-
Total lease payments	$88

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. BORROWINGS

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2023, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at March 31, 2023, included in restricted cash on the consolidated balance sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2023, the credit facility remains unutilized by the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0050 per month for July 2021 through September 2021, and $0.0075 per month for October 2021 through  March 2023.

In March 2023, the Board authorized the continuance of the monthly dividend of $0.0075 per share from April through June 2023, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2023, the Company repurchased 193,040 and 320,412 class A shares using cash of $556,000 and $938,000, respectively. For the three and nine months ended March 31, 2022, the Company repurchased 19,487 and 43,591 class A shares using cash of $97,000 and $233,000, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At March 31, 2023, there were 229,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. At March 31, 2022, there were 231,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. There were no options granted or exercised for the three and nine months ended March 31, 2023, or 2022. There were 2,000 options forfeited during the nine months ended March 31, 2023, and no options forfeited during the three months ended March 31, 2023, or the three and nine months ended March 31, 2022.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three and nine months ended March 31, 2023, or for the three months ended March 31, 2022. For the nine months ended March 31, 2022, $733,000 was recognized as expense on the consolidated statements of operations. As of  March 31, 2023, and 2022, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 8. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net Income (Loss)	$2,616	$5,134	$1,640	$(846)

Weighted average number of outstanding shares
Basic	14,862,893	15,020,920	14,747,537	15,010,630
Effect of dilutive securities
Stock options	295	1,023	100	952
Diluted	14,863,188	15,021,943	14,747,637	15,011,582

Earnings Per Share
Basic Net Income (Loss) per share	$0.18	$0.34	$0.11	$(0.06)
Diluted Net Income (Loss) per share	$0.18	$0.34	$0.11	$(0.06)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and nine months ended March 31, 2023, employee stock options for 229,000 were excluded from diluted EPS. For the three and nine months ended March 31, 2022, employee stock options for 231,000 were excluded from diluted EPS.

During the three and nine months ended March 31, 2023, and 2022, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 9. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate. The effective tax rate for the three months ended March 31, 2023, and 2022, was materially impacted by ordinary income and losses in each jurisdiction, permanent items and the income tax impact of discrete items.

For U.S. federal income tax purposes at March 31, 2023, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers. For Canadian income tax purposes, USCAN has $46,000 net operating loss carryovers expiring in fiscal year 2043 and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At March 31, 2023, a valuation allowance of $12,000 was included to fully reserve for Canadian net operating loss carryovers. There was no valuation allowance at June 30, 2022.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment (1)	Total
Nine Months Ended March 31, 2023
Balance at June 30, 2022	$3,624	$-	$3,624
Other comprehensive loss before reclassifications	(1,189)	-	(1,189)
Tax effect	250	-	250
Amount reclassified from AOCI	(1,299)	-	(1,299)
Tax effect	273	-	273
Net other comprehensive loss	(1,965)	-	(1,965)
Balance at March 31, 2023	$1,659	$-	$1,659

Nine Months Ended March 31, 2022
Balance at June 30, 2021	$6,564	$23	$6,587
Other comprehensive loss before reclassifications	(542)	(13)	(555)
Tax effect	114	-	114
Amount reclassified from AOCI	(1,694)	(10)	(1,704)
Tax effect	355	-	355
Net other comprehensive loss	(1,767)	(23)	(1,790)
Balance at March 31, 2022	$4,797	$-	$4,797

1.	Amounts do not include tax expense or benefit.

NOTE 11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Nine Months Ended March 31, 2023
Net operating revenues	$11,764	$-	$11,764
Investment loss	$-	$(189)	$(189)
Other income	$184	$-	$184
Income (loss) before income taxes	$3,461	$(243)	$3,218
Depreciation	$183	$-	$183
Gross identifiable assets at March 31, 2023	$25,056	$29,030	$54,086
Deferred tax asset			$1,659
Consolidated total assets at March 31, 2023			$55,745
Nine Months Ended March 31, 2022
Net operating revenues	$19,270	$-	$19,270
Investment loss	$-	$(1,950)	$(1,950)
Loss from equity method investments	$-	$(206)	$(206)
Other income	$174	$-	$174
Income (loss) before income taxes	$8,750	$(2,409)	$6,341
Depreciation	$165	$-	$165
Gross identifiable assets at March 31, 2022	$27,652	$34,863	$62,515
Three Months Ended March 31, 2023
Net operating revenues	$3,624	$-	$3,624
Investment income	$-	$1,155	$1,155
Other income	$61	$-	$61
Income before income taxes	$815	$1,131	$1,946
Depreciation	$61	$-	$61
Three Months Ended March 31, 2022
Net operating revenues	$6,175	$-	$6,175
Investment loss	$-	$(3,495)	$(3,495)
Loss from equity method investments	$-	$(173)	$(173)
Other income	$59	$-	$59
Income (loss) before income taxes	$2,612	$(3,704)	$(1,092)
Depreciation	$61	$-	$61

Net operating revenues from investment management services includes operating revenues from USGIF of $482,000 and $1.4 million for the three and nine months ended March 31, 2023, respectively, and $803,000 and $3.1 million for the three and nine months ended March 31, 2022, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $3.1 million and $10.4 million for the three and nine months ended March 31, 2023, respectively, and $5.4 million and $16.1 million for the three and nine months ended March 31, 2022, respectively.

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

The Board has authorized a monthly dividend of $0.0075 per share through June 2023, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2023 is approximately $332,000.

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

NOTE 13. SUBSEQUENT EVENTS

In June 2023, the Board authorized the continuance of the monthly dividend of $0.0075 per share from July through September 2023, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Additionally, the Company's credit agreement discussed in Note 6, Borrowings, expired on May 31, 2023; the Company intends to renew the agreement.  Further, as discussed in Note 3, Investment Management and Other Fees, the Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF, the Near-Term Tax Free Fund and the Global Luxury Goods Fund. These agreements have been extended through April 2024.

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

At March 31, 2023, total assets under management, including ETF and USGIF clients, were approximately $2.3 billion versus $4.1 billion at March 31, 2022, a decrease of $1.8 billion, or 43.9 percent. During the nine months ended March 31, 2023, average assets under management, including ETF and USGIF clients, were $2.6 billion, versus $4.0 billion during the nine months ended March 31, 2022. At June 30, 2022, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $2.9 billion, and has decreased $626.1 million, or 21.5 percent, during the nine months ended March 31, 2023.

The following tables summarize the changes in assets under management for USGIF for the three and nine months ended March 31, 2023, and 2022.

	Changes in Assets Under Management
	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$278,037	$64,995	$343,032	$388,834	$73,392	$462,226
Market appreciation (depreciation)	18,763	542	19,305	14,385	(1,633)	12,752
Dividends and distributions	-	(394)	(394)	-	(56)	(56)
Net shareholder redemptions	(5,889)	(3,042)	(8,931)	(13,109)	(3,639)	(16,748)
Ending Balance	$290,911	$62,101	$353,012	$390,110	$68,064	$458,174

Average investment management fee	0.79%	0.00%	0.65%	0.94%	0.00%	0.79%
Average net assets	$289,682	$63,337	$353,019	$377,400	$70,638	$448,038

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2023			2022
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$286,367	$71,161	$357,528	$433,380	$75,842	$509,222
Market appreciation (depreciation)	22,292	323	22,615	(11,610)	(1,828)	(13,438)
Dividends and distributions	(11,329)	(931)	(12,260)	(61,309)	(225)	(61,534)
Net shareholder purchases (redemptions)	(6,419)	(8,452)	(14,871)	29,649	(5,725)	23,924
Ending Balance	$290,911	$62,101	$353,012	$390,110	$68,064	$458,174

Average investment management fee	0.81%	0.00%	0.65%	0.94%	0.00%	0.79%
Average net assets	$281,745	$65,978	$347,723	$391,976	$73,194	$465,170

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 65 basis points for the three and nine months ended March 31, 2023, and 79 basis points for the same periods in the prior year. The average investment management fee for the equity funds was 79 basis points and 81 basis points for the three and nine months ended March 31, 2023, respectively, and 94 basis points for the three and nine months ended March 31, 2022. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was minimal.

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

As of March 31, 2023, the Company held investments carried at fair value of $20.8 million and a cost basis of $27.6 million. The fair value of these investments is approximately 37.4 percent of the Company’s total assets at March 31, 2023. In addition, the Company held other investments of approximately $2.8 million and held-to-maturity debt investments of $1.0 million.

Investments recorded at fair value on a recurring basis were approximately $20.8 million at March 31, 2023, compared to approximately $24.9 million at June 30, 2022, the Company’s prior fiscal year end, which is a decrease of approximately $4.1 million. See Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2023, and 2022

The Company posted net income of $1.6 million ($0.11 per share) for the three months ended March 31, 2023, compared to a net loss of $846,000 ($(0.06) per share) for the three months ended March 31, 2022, a change of approximately $2.5 million. The change is primarily due to an increase in investment income and a decrease in operating expenses compared to same period in the prior year, offset by a decrease in operating revenue and an increase in tax expense compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2023, decreased $2.6 million, or 41.3 percent, compared with the three months ended March 31, 2022. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $2.5 million, or 41.4 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $2.5 million. The majority of this decrease was from ETF unitary management fees, which decreased $2.2 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were $(109,000) compared to $(120,000) in the corresponding period in the prior year, a decrease of $11,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2023, decreased $764,000, or 20.9 percent, compared with the three months ended March 31, 2022. The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses of $663,000, or 31.0 percent, primarily due to lower fund expenses and lower consulting and professional fees; a decrease in employee compensation of $55,000, or 4.2 percent; and a decrease in advertising of $47,000, or 34.1 percent. Advertising was higher in the same quarter in the prior year primarily due to the launch of a new ETF product.

Other Income (Loss)

Total consolidated other income for the three months ended March 31, 2023, was $1.2 million, compared to a loss of $3.6 million for the three months ended March 31, 2022, a change of approximately $4.8 million. This change was primarily due to the following factors:

•

Investment income was $1.2 million for the three months ended March 31, 2023, compared to an investment loss of $3.5 million for the three months ended March 31, 2022, a change of approximately $4.7 million. This change was primarily due to unrealized gains on equity securities of $283,000 for the three months ended March 31, 2023, compared to $3.0 million of unrealized losses on equity securities for the same quarter in the prior year, a change of $3.3 million; and unrealized gains on embedded derivatives of $55,000 for the three months ended March 31, 2023, compared to unrealized losses on embedded derivatives of $1.5 million for the same quarter in the prior year.

Provision for Income Taxes

A tax expense of $306,000 was recorded for the three months ended March 31, 2023, compared to a tax benefit of $246,000 for the three months ended March 31, 2022, a change of $552,000. The change was primarily the result of an increase in the unrealized gains of certain investments in the current quarter, whereas the same quarter in the prior year had unrealized losses on corporate investments.

RESULTS OF OPERATIONS – Nine months ended March 31, 2023, and 2022

The Company posted net income of $2.6 million ($0.18 per share) for the nine months ended March 31, 2023, compared to $5.1 million ($0.34 per share) for the nine months ended March 31, 2022, a decrease of approximately $2.5 million. The decrease is primarily due to a decrease in operating revenue compared to the same period in the prior year, somewhat offset by decreases in operating expenses, investment losses, and tax expenses compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2023, decreased $7.5 million, or 39.0 percent, compared with the nine months ended March 31, 2022. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $7.5 million, or 39.0 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $6.9 million. The majority of this decrease was from ETF unitary management fees, which decreased $5.8 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were $(390,000) compared to $209,000 in performance fees received in the corresponding period in the prior year, a change of $599,000. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2023, decreased $2.4 million, or 22.0 percent, compared with the nine months ended March 31, 2022. The decrease in operating expenses was primarily attributable to a decrease in employee compensation of $1.4 million, or 28.2 percent, primarily as a result of a decrease in bonuses in the current period and amortization expense of employee stock options in the same period of the prior year. General and administrative expenses decreased by $1.0 million, or 18.4 percent, primarily due to lower fund expenses; lower ETF expenses, primarily due to lower average net assets in the current period; and lower directors’ fees and expenses, primarily due to amortization expense of stock options in the same period of the prior year.

Other Income (Loss)

Total consolidated other loss for the nine months ended March 31, 2023, was $5,000, compared to $2.0 million for the nine months ended March 31, 2022, a change of approximately $2.0 million. This change was primarily due to the following factors:

•

Investment loss was $189,000 for the nine months ended March 31, 2023, compared to $2.0 million for the nine months ended March 31, 2022, a change of approximately $1.8 million. This was primarily due to unrealized losses on equity securities of $2.6 million for the nine months ended March 31, 2023, compared to $4.9 million for the same period in the prior year, a decrease of $2.4 million. Unrealized gains on embedded derivatives were $82,000 for the nine months ended March 31, 2023, compared to unrealized losses on embedded derivatives of $2.1 million for the same period in the prior year, a change of $2.1 million. These changes were somewhat offset by realized losses on equity securities of $13,000 for the nine months ended March 31, 2023, compared to realized gains on sales of equity securities of $1.8 million in the same period in the prior year. Additionally, realized gains on debt securities decreased by $395,000, dividend and interest income decreased by $224,000, and foreign currency losses increased by $251,000 compared to the same period in the prior year.

•

Losses from equity method investments for the nine months ended March 31, 2022, was $206,000. As discussed in Note 2, Investments, the Company’s equity method investment was dissolved as of March 31, 2022.

Provision for Income Taxes

A tax expense of $602,000 was recorded for the nine months ended March 31, 2023, compared to $1.2 million for the nine months ended March 31, 2022. The decrease was primarily the result of lower operating income compared to the same period in the prior year, somewhat offset by an increase in unrealized gains of certain investments compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, the Company had net working capital (current assets minus current liabilities) of approximately $36.9 million, an increase of $3.0 million, or 8.7 percent, since June 30, 2022, and a current ratio (current assets divided by current liabilities) of 14.3 to 1. With approximately $24.9 million in cash and cash equivalents, an increase of $2.6 million, or 11.8 percent since June 30, 2022, and $13.0 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 68.0 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $2.6 million, proceeds from principal paydowns of $2.3 million, and proceeds from sales of corporate investments of $350,000; offset by dividends paid of $1.0 million, repurchases of the Company's common stock of $938,000, and purchases of corporate investments of $663,000. Consolidated shareholders’ equity at March 31, 2023, was $52.9 million, a decrease of $1.2 million, or 2.3 percent since June 30, 2022. The decrease was primarily due to other comprehensive loss of $2.0 million, dividends declared of $1.0 million, repurchases of the Company's common stock of $938,000, somewhat offset by net income of $2.6 million, for the nine months ended March 31, 2023.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2023, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the consolidated balance sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2023, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2023, but may be suspended or discontinued at any time. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $37.9 million are available to fund current activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three and nine months ended March 31, 2023, the Company realized a decrease of $(109,000) and $(390,000), respectively, in its USGIF base advisory fee, and for the three and nine months ended March 31, 2022, a decrease of $(120,000) and an increase of $209,000, respectively, due to these performance adjustments.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of March 31, 2023, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	March 31, 2023	Percentage Change	Price Change	Net Income (Loss) (1)
Equity securities at fair value	$13,184	25% increase	$16,480	$2,604
		25% decrease	$9,888	$(2,604)
Embedded derivatives at fair value (2)	$85	25% increase	$106	$17
		25% decrease	$64	$(17)

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

A portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Blockchain Technologies Ltd. (“HIVE”), which were valued at $222,000 at March 31, 2023. Also, the embedded derivatives shown in the above table, which were valued at $85,000 at March 31, 2023, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 2, Investments, in the notes to consolidated financial statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the consolidated balance sheets and unrealized gain (loss) recognized in investment income.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2023, due to the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K/A-2 as of and for the year ended June 30, 2022, was also present as of March 31, 2023.  Based on the completion of the fair value measurements, we believe that the consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

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

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K/A-2 for the year ended June 30, 2022. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
01-01-23 to 01-31-23	75,612	$230	$3.04	75,612	$4,071
02-01-23 to 02-28-23	34,502	108	$3.13	34,502	$3,963
03-01-23 to 03-31-23	82,926	218	$2.63	82,926	$3,745
Total	193,040	$556	$2.88	193,040

1.

The Board of Directors of the company approved on December 7, 2012, and has renewed annually, repurchases of up to $2.75 million in each of calendar years 2013 through 2022 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations. On February 25, 2022, the Company announced that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	June 22, 2023	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	June 22, 2023	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer