Form 10-K
period 2023-06-30
U S GLOBAL INVESTORS INC
filed 2023-11-16
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2023

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

Yes ☐ No ☒

The aggregate market value of the 12,139,924 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $35,084,380, based on the last sale price quoted on NASDAQ as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 3,989 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2022 (based on the last sale price of the class C common stock in a private transaction) was $997. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On November 8, 2023, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 12,240,786 shares of Registrant’s class A nonvoting common stock outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon a 60 days' notice. In September 2023, the Board of Trustees of USGIF approved the annual renewal of the advisory agreement.

In addition to providing advisory services to USGIF, the Company provides advisory services to three U.S.-based ETFs: U.S. Global Jets ETF, U.S. Global GO GOLD and Precious Metal Miners ETF, and the U.S. Global Sea to Sky Cargo ETF. The advisory agreement for the U.S. based ETFs have been renewed through July 2024. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The advisory services agreement for the U.S. Global Jets UCITS ETF is not subject to renewal on an annual basis and is terminable upon 6-months' notice.

Net assets under management on June 30, 2023, and 2022, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2023	June 30, 2022
(dollars in thousands)
ETF Clients
Airline and Cargo
U.S. Global Jets ETF	JETS	$1,939,144	$2,453,268
U.S. Global Jets UCITS ETF	JETS	5,893	12,934
U.S. Global Sea to Sky ETF	SEA	3,636	7,568
Total Airline and Cargo		1,948,673	2,473,770
Gold and Natural Resources
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	92,980	76,609
Total Gold and Natural Resources		92,980	76,609
Total ETF Clients		2,041,653	2,550,379

U.S. Global Investors Funds
Gold and Natural Resources
Global Resources	PSPFX	50,758	57,385
World Precious Minerals	UNWPX	47,661	59,075
Gold and Precious Metals	USERX	99,697	111,953
Total Gold and Natural Resources		198,116	228,413
Emerging Markets
Emerging Europe	EUROX	12,274	10,821
China Region	USCOX	6,707	7,624
Total Emerging Markets		18,981	18,445
International Equity
Global Luxury Goods	USLUX	48,232	39,508
Total International Equity		48,232	39,508
Bond
U.S. Government Securities Ultra-Short Bond	UGSDX	33,214	35,490
Near-Term Tax Free	NEARX	29,896	35,671
Total Bond		63,110	71,161
Total U.S. Global Investors Funds		328,439	357,527
Total AUM		$2,370,092	$2,907,906

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60 days' notice. In September 2023, the Board of Trustees of USGIF approved the annual renewal of the advisory agreement.

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

Human Capital

As of June 30, 2023, U.S. Global and its wholly-owned subsidiaries employed 21 full-time employees and 3 part-time employees. Our compensation program is designed to attract, retain and reward qualified individuals who possess the skills and motivation necessary to support our business objectives and assist in the achievement of goals. Key to our compensation program are performance-based cash and fund share bonuses and incentives for achieving professional certifications. In addition to base salary and bonus compensation, we also offer employees benefits such as life, disability, and health (medical, dental and vision) insurance, paid time off, a 401(k) plan that includes a match, discretionary profit-sharing, and assistance with savings programs. We also offer long-term incentive awards which include stock options.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2022 there were approximately 8,800 domestically registered open-end investment companies and approximately 3,000 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

A number of mutual fund groups are significantly larger than the funds managed by U.S. Global, offer a greater variety of investment objectives and have greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete with these other mutual funds. In particular, the Company is known for its expertise in gold mining and exploration, natural resources, and airlines. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.

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

Despite the Company’s expertise in gold mining and exploration, natural resources, and airlines, the Company faces the same obstacles many advisers face, namely uncovering undervalued investment opportunities as the markets face further uncertainty and increased volatility. In addition, the growing number of alternative investments, especially in specialized areas, has created pressure on the profit margins and increased competition for available investment opportunities.

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

U.S. Global manages clients’ portfolios on a discretionary basis, with the authority to enter into security transactions, select broker-dealers to execute trades, and negotiate brokerage commissions. The Company may receive soft dollar credits from certain broker-dealers that are used to pay for research and related services or products, which therefore has the effect of reducing certain operating expenses. These soft dollar arrangements are intended to be within the safe harbor provisions of the Securities Exchange Act of 1934. If the ability to use soft dollar arrangements were reduced or eliminated as a result of statutory amendments, new regulations or a change in business practices, the Company’s operating expenses would increase.

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

New tax legislation or changes to existing tax laws, our failure to adequately comply with tax laws, or the outcome of any audits or regulatory disputes with respect to our compliance with tax law could adversely affect us.

Changes to tax law could be enacted in the future that could have a material adverse effect on our business, results of operations, and financial condition. Further, we are subject to potential tax audits in various jurisdictions and in such an event, tax authorities may review and challenge certain positions we have taken and assess penalties or additional taxes. These challenges may result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect the Company’s effective tax rate and overall financial condition. While we regularly assess the likely outcomes of these potential audits, there can be no assurance that we will accurately predict the outcome of a potential audit, and an audit could have a material adverse impact on our business, results of operations, and financial condition.

Investment Company Act - Certain changes in control of the Company would automatically terminate our investment management agreements with our client unless the funds' boards of directors and shareholders vote to continue the agreements.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The funds' board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by the Company. Under the Advisers Act, a client's investment management agreement may not be assigned by the investment advisor without the client's consent. An advisor's ownership is considered to be assigned to another party when a controlling block of the advisor's ownership is transferred. In our case, an assignment would occur with the transfer or issuance of a controlling block of Class C shares. The Company cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if an assignment occurs. This restriction may discourage potential purchasers from acquiring a controlling interest in the Company.

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

In addition, the Company has invested in convertible securities and warrants in the cryptocurrency mining industry through its corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. This volatility may have a material impact on the Company’s financial statements and thus affect the Company’s common stock market price. In addition, the price of the Company’s common stock may fluctuate to the extent that shareholders invest in the Company’s common stock as a proxy for cryptocurrency. The investing public may be influenced by future anticipated appreciation or depreciation in value of cryptocurrencies or blockchain generally, factors over which the Company has little or no influence or control. The Company’s stock price may also be subject to volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may change over time.

Macroeconomic declines, including inflation; negative political developments, including volatile market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine; adverse market conditions; and catastrophic events may cause a decline in the Company’s revenue, an increase in the Company’s costs, negatively affect the Company’s operating results, adversely affect the Company’s cash flow, and could result in a decline in the Company’s stock price.

The market price of the Company’s class A common stock could decline due to the large number of shares of the Company’s class C common stock eligible for future sale upon conversion to class A shares.

The market price of the Company’s class A common stock could decline as a result of sales of a large number of shares of class A common stock eligible for future sale upon the conversion of class C shares, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for the Company to raise additional capital by selling equity securities in the future, at a time and at a price the Company deems appropriate.

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

Risks Related to Our Operations

Natural disasters, epidemics, pandemics and other unpredictable events could adversely affect our operations.

Natural disasters, outbreaks of epidemics or pandemics, terrorist attacks, extreme weather events or other unpredictable events could adversely affect our revenues, expenses, and net income by:

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

Specifically, the effects of the outbreak of the novel coronavirus (COVID-19) had an adverse effect on the global economy, the United States economy and the global financial markets. Should this reoccur and continue for an extended period, it may disrupt the Company’s operations and the Company’s clients’ operations, which could have an adverse effect on the Company’s business, financial condition and results of operations. An epidemic, pandemic, or outbreak of any kind of communicable disease or virus or major public health issue could cause a slowdown in the levels of economic activity generally, which would adversely affect the Company’s business, financial condition and operations.

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

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. We have implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report the results of operations and financial condition accurately and in a timely manner.

As further described in Item 9A of this Form 10-K, management has concluded that, because of material weaknesses in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2023. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to remediate these material weaknesses in our internal controls, or after having remediated such material weaknesses, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on these material weaknesses and we may be subject to negative reactions from shareholders and others with whom we do business.

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

A substantial amount of assets under management is concentrated in the U.S. Global Jets ETF (83 percent and 86 percent of average net assets for fiscal years 2023 and 2022, respectively). Consequently, the Company’s revenues followed a similar pattern of concentration (84 percent and 82 percent of total operating revenues for fiscal years 2023 and 2022, respectively). As a result, our operating results are particularly dependent upon the performance of one fund and our ability to maintain and grow assets under management in that fund. If this fund were to experience a significant decrease in market value or redemptions, our assets under management would be reduced, adversely affecting our revenues.

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

The Company has indirect exposure to the cryptocurrency markets through its investments.

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

Cryptocurrencies have been subject to significant fluctuations in value. The value of a cryptocurrency may significantly fluctuate precipitously (including declining to zero) and unpredictably for a variety of reasons, including, but not limited to: investor perceptions and expectations; regulatory changes; general economic conditions; adoption and use in the retail and commercial marketplace; public opinion regarding the environmental impact of the creation (“minting” or “mining”) of cryptocurrency; confidence in, and the maintenance and development of, its network and open-source software protocols such as blockchain for ensuring the integrity of cryptocurrency transactional data; and general risks tied to the use of information technologies, including cybersecurity risks.

Adverse changes in foreign currencies could negatively impact financial results.

We have cash and certain corporate investments held in foreign currencies. Adverse changes in foreign currency exchange rates would also lower the value of those assets. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could have an impact on their valuation and thus the revenue we receive.

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

Holders

On November 8, 2023, there were approximately 189 holders of record of class A common stock, no holders of record of class B common stock, and 19 holders of record of class C common stock.

Securities authorized for issuance under equity compensation plans

Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2023. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year.

For the quarter ended June 30, 2023, the Company purchased a total of 91,845 class A shares using cash of $257,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2023. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2023.

(dollars in thousands, except price data)
					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	May Yet Be
	Total Number of	Total Amount	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased [1]	Purchased	Paid Per Share [2]	Announced Plan [3]	the Plan

04-01-23 to 04-30-23	27,109	$76	$2.81	27,109	$4,368
05-01-23 to 05-31-23	41,114	114	$2.77	41,114	$4,254
06-01-23 to 06-30-23	23,622	67	$2.82	23,622	$4,187
Total	91,845	$257	$2.79	91,845

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

Dividends

As of June 30, 2023, the Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2023 through September 2023. The total amount of cash dividends to be paid to class A and class C shareholders from July 2023 to September 2023 will be approximately $329,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2023. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

Reflecting on the significant developments and challenges we have faced over the past year, the impacts and fears of COVID-19 seem to have diminished, as China successfully emerged from the COVID lockdown. With supply chains now open, ports are bustling with activity, allowing us to better navigate the current economic landscape.

Throughout the spring and especially during the summer months, we experienced robust travel demand, which in turn drove investor flows into the airline stocks. This positive price momentum has been a key driver of revenue for our JETS ETF and airline industry related revenues at large.

However, it is worth noting that this year has not been without challenges. We find ourselves still grappling with the highest inflation rates in four decades. This inflationary pressure is partly attributable to the Russian-Ukrainian war and increased consumer spending of disposable income. As always, we continue to closely monitor economic trends to navigate their potential impact on the Company's performance.

In the broader market, we observed interesting sectoral dynamics. The S&P 500 saw notable strength in nine of its 11 sectors, with Information Technology leading the charge, boasting an impressive 38.8% increase. Meanwhile, the Real Estate sector faced challenges, experiencing a decline of 7.5%. This illustrates the importance of diversification and thoughtful portfolio management in uncertain market conditions.

The performance of the S&P 500 was commendable, registering a growth of 17.6% for the trailing twelve months ended June 30, 2023. As we move forward, we will continue to focus on driving sustainable growth, prioritizing innovation, and maintaining a vigilant approach to risk management.

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

Assets in the Jets ETF were $1.9 billion and $2.5 billion at June 30, 2023, and 2022, respectively. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

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

To manage expenses, the Company maintains a flexible structure for one of its largest costs, compensation expenses, by setting relatively low base salaries with bonuses that are tied to fund and Company performance. Thus, the Company’s expense model somewhat expands and contracts with asset swings and performance.

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

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2023	June 30, 2022
Investment Management Services
ETF Clients	$2,041,653	$2,550,379
USGIF	328,439	357,527
Total AUM	$2,370,092	$2,907,906

On June 30, 2023, total AUM as of period end was $2.4 billion compared to $2.9 billion on June 30, 2022, a decrease of $537.8 million, or 18.5 percent. During fiscal year 2023, average AUM was $2.5 billion compared to $3.9 billion in fiscal year 2022, a decrease of 35.6 percent. The decrease was primarily due to outflows from the Jets ETF. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

The following is a brief discussion of the Company’s two business segments.

Investment Management Services

The Company generates operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $1.9 million and $3.8 million in fiscal 2023 and fiscal 2022, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment have a direct impact on the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds managed by the Company within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and the USGIF funds do not currently charge a redemption fee.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2023, and 2022, the Company adjusted its base advisory fees downward by $490,000 and upward by $20,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $1.8 million, or 50.4 percent, in fiscal year 2023 compared to fiscal year 2022, primarily as a result of a decrease in average assets under management driven by redemptions and a change to performance fees paid versus performance fees received.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

●	market appreciation or depreciation;
●	the addition of new fund shareholder accounts;
●	fund shareholder contributions of additional assets to existing accounts;
●	withdrawals of assets from and termination of fund shareholder accounts;
●	exchanges of assets between accounts or products with different fee structures; and
●	the amount of fees reimbursed.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2023 and 2022.

	Year Ended June 30, 2023
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$286,367	$71,161	$357,528
Market appreciation	17,540	536	18,076
Dividends and distributions	(11,329)	(1,366)	(12,695)
Net shareholder redemptions	(27,249)	(7,221)	(34,470)
Ending Balance	$265,329	$63,110	$328,439
Average investment management fee	0.80%	0.00%	0.65%
Average net assets	$281,076	$65,312	$346,388

	Year Ended June 30, 2022
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$433,380	$75,842	$509,222
Market depreciation	(110,465)	(2,201)	(112,666)
Dividends and distributions	(61,309)	(285)	(61,594)
Net shareholder purchases (redemptions)	24,761	(2,195)	22,566
Ending Balance	$286,367	$71,161	$357,528
Average investment management fee	0.93%	0.00%	0.78%
Average net assets	$380,519	$71,818	$452,337

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 65 basis points in fiscal year 2023 and 78 basis points in fiscal year 2022. The average investment management fee for equity funds in fiscal years 2023 and 2022 was 80 basis points and 93 basis points, respectively. The average investment management fee for the fixed income funds was nil for both fiscal years 2023 and 2022 due to fee waivers on these funds as discussed in Note 5, Investment Management and Other Fees, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company serves as investment advisor to three U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2024. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients totaling $13.2 million and $21.0 million in fiscal years 2023 and 2022, respectively. Average assets in the ETFs decreased in fiscal year 2023, primarily in the Jets ETF. Information on the U.S.-based ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee. The U.S. Global Jets UCITS ETF is not available to U.S. investors.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the cost, unrealized gain or loss, and fair value of investments carried at fair value as of June 30, 2023, and 2022.

Securities at Fair Value	Cost	Unrealized Gain in Other Comprehensive Income	Unrealized Loss in Net Investment Income (Loss)	Fair Value
(dollars in thousands)
Equity securities at fair value [1]	$19,601	$-	$(6,396)	$13,205
Available-for-sale debt securities at fair value [2]	7,729	1,707	(2,428)	7,008
Total at June 30, 2023	$27,330	$1,707	$(8,824)	$20,213

Equity securities at fair value [1]	$19,967	$-	$(5,667)	$14,300
Available-for-sale debt securities at fair value [2]	8,576	4,588	(2,539)	10,625
Total at June 30, 2022	$28,543	$4,588	$(8,206)	$24,925

1.	Changes in unrealized and realized gains and losses are included in net investment income (loss) in the Consolidated Statements of Operations.

2.

Realized gains and losses are included in net investment income (loss) in the Consolidated Statements of Operations. Changes in unrealized gains and losses are included in the Consolidated Statements of Comprehensive Income, except for declines in fair value determined to be other than temporary, and amounts attributable to embedded derivatives, which are included in net investment income (loss) in the Consolidated Statements of Operations. An embedded derivative and its related host contract represent one legal contract and are combined within the investments in available-for-sale debt securities on the Consolidated Balance Sheets.

The investments shown above include investments at fair value of $12.4 million and $12.8 million, as of June 30, 2023, and 2022, respectively, invested in USGIF, funds the Company advised.

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains on principal payment proceeds;
●	unrealized gains and losses on fair valued securities;
●	foreign currency gains and losses;
●	impairments and observable price changes on equity investments without readily determinable fair values; and
●	dividend and interest income.

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal year 2023, the Company had net investment income of $316,000, compared to a $6.2 million net investment loss in fiscal year 2022. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A significant portion of the securities recorded at fair value in the above table is in investments in HIVE Digital Technologies Ltd., formerly HIVE Blockchain Technologies Ltd., (“HIVE”), which were warrants and convertible debentures valued at $7.3 million and $11.1 million at June 30, 2023, and 2022, respectively. The investments in HIVE are discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. Frank Holmes, CEO, is the executive chairman of HIVE.

Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile, and may be influenced by a wide variety of factors, including speculative activity. Cryptocurrency mining companies face a variety of risks, including, but not limited to, environmental concerns, regulatory factors, and heightened risks of cybersecurity attacks for which there may be no source of recovery. There has been significant volatility in the market price of HIVE, which has materially impacted the investment’s value included on the Consolidated Balance Sheets, unrealized gain (loss) recognized in net investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss).

In addition to the investments above, as of June 30, 2023, and 2022, the Company owned other investments of approximately $2.4 million and $4.0 million, respectively, classified as securities without readily determinable fair values.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

Year Ended June 30, 2023, Compared with Year Ended June 30, 2022

The Company posted net income, as shown in the Consolidated Statements of Operations, of $3.1 million ($ 0.22 per share) for the year ended June 30, 2023, compared with net income of $3.4 million ($ 0.23 per share) for the year ended June 30, 2022, a decrease of approximately $291,000. The change is primarily due to lower operating revenues, offset by net investment income in the current year compared to net investment losses in the prior year, and lower operating expenses, as discussed further below.

Operating Revenues

	Year ended June 30,
			$	%
(dollars in thousands)	2023	2022	Change	Change
ETF advisory fees:
Airline and cargo ETFs	$12,668	$20,378	$(7,710)	(37.8)%
Gold and natural resources ETF	506	584	(78)	(13.4)%
Total ETF advisory fees	13,174	20,962	(7,788)	(37.2)%
Investment advisory fees - USGIF:
Gold and natural resources funds	$1,441	$2,851	$(1,410)	(49.5)%
Emerging markets funds	16	213	(197)	(92.5)%
International equity funds	309	499	(190)	(38.1)%
Bond funds	-	-	-	n/a
Total investment advisory fees - USGIF	1,766	3,563	(1,797)	(50.4)%
Total advisory fees	14,940	24,525	(9,585)	(39.1)%
USGIF administrative services fees	134	189	(55)	(29.1)%
Total Operating Revenues	$15,074	$24,714	$(9,640)	(39.0)%

Total consolidated operating revenues for the year ended June 30, 2023, decreased $9.6 million, or 39.0 percent, compared with the year ended June 30, 2022. This decrease was primarily attributable to the following:

●

Advisory fees decreased by $9.6 million, or 39.1 percent, primarily as the result of lower ETF assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

○

Base management fees decreased approximately $9.1 million. ETF unitary management fees decreased due to a decrease in ETF average assets under management, primarily in the Jets ETF. Base fees for USGIF decreased primarily as a result of lower average assets under management due to shareholder redemptions and an increase management fee waivers.

○

Performance fee adjustments for USGIF in the current year resulted in fees paid of $490,000 compared to fees received of $20,000 in the prior year, a change of $510,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from two sources: exchange-traded fund advisory fees and USGIF advisory fees. In fiscal year 2023, these sources accounted for 87.4 percent and 11.7 percent, respectively, of the Company’s operating revenues.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.25 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. For the years ended June 30, 2023, and 2022, the Company adjusted its base advisory fees downward by $490,000 and upward by $20,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $1.8 million, or 50.4 percent, in fiscal year 2023 compared to fiscal year 2022, primarily as a result of a decrease in average assets under management driven by shareholder redemptions and a change from performance fees received to performance fees paid.

The Company serves as investment advisor to three U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs, and has agreed to bear all expenses of the ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2024. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients of $13.2 million and $21.0 million in fiscal years 2023 and 2022, respectively.

Operating Expenses

	Year ended June 30,
			$	%
(dollars in thousands)	2023	2022	Change	Change
Employee compensation and benefits	$4,798	$6,059	$(1,261)	(20.8)%
General and administrative	6,122	6,911	(789)	(11.4)%
Advertising	382	405	(23)	(5.7)%
Depreciation	243	226	17	7.5%
Interest	4	-	4	n/a
Total	$11,549	$13,601	$(2,052)	(15.1)%

Total operating expenses decreased $2.1 million, or 15.1 percent, compared with the previous fiscal year. This decrease was primarily attributable to decreases in employee compensation and general and administrative expenses, as described below.

Employee Compensation and Benefits. Employee compensation and benefits decreased $1.3 million, or 20.8 percent, in fiscal year 2023, primarily as a result of lower bonuses related to lower operating income and lower realized investment gains than in the previous fiscal year, and amortization expense of employee stock options in the prior fiscal year.

General and Administrative. General and administrative expenses decreased $789,000, or 11.4 percent, in fiscal year 2023, primarily due to a decrease in director fees and expenses, fund expenses, and consulting and professional fees. The decrease in director fees and expenses is primarily due to the amortization expense of stock options in the prior fiscal year.

Other Income (Loss)

	Year ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Net investment income (loss)	$316	$(6,174)	$6,490	(105.1)%
Loss from equity method investments	-	(206)	206	(100.0)%
Other income	242	235	7	3.0%
Total Other Income (Loss)	$558	$(6,145)	$6,703	(109.1)%

Total consolidated other income for the year ended June 30, 2023, was $558,000, compared to $6.1 million in losses for the year ended June 30, 2022, a change of $6.7 million. The change was primarily due to the following components and factors:

●

Net investment income was $316,000 for the year ended June 30, 2023, compared to a net investment loss of $6.2 million for the year ended June 30, 2022, a change of approximately $6.5 million. Net investment income (loss) is dependent on market fluctuations and does not remain at a consistent level.

○	The current year ended June 30, 2023, included changes in unrealized losses on equity securities of $2.6 million and realized losses on equity securities of $453,000, whereas the prior year ended June 30, 2022, included changes in unrealized losses on equity securities of $9.4 million and realized gains on sales of equity securities of $1.8 million. For the current year, the change in unrealized losses on equity securities were primarily due to observable price changes for equity investments accounted for under the investment alternative, and the realized losses on equity securities were primarily due to impairments for equity investments accounted for under the investment alternative. For the prior year, a significant amount of the changes in unrealized losses on equity securities were due to a decrease in the fair value of the Company’s investment in warrants of HIVE.
○

The current year ended June 30, 2023, had unrealized gains on embedded derivatives of $111,000, whereas the prior year ended June 30, 2022, had unrealized losses on embedded derivatives of $2.5 million. This was due to a decrease in the fair value of the Company's investment in convertible debentures in HIVE in the prior year.

○

Also, due to the Company’s investment in convertible debentures in HIVE, there were realized gains on debt securities of $1.7 million for the year ended June 30, 2023, compared to $2.2 million in the prior year ended June 30, 2022, a decrease of $527,000, or 24.1 percent.

○

A significant portion of corporate investments is held in securities of a company in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of these securities and other investments in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

●	There was no income or loss from equity method investments for the year ended June 30, 2023, compared to a loss from equity method investments of $206,000 for the year ended June 30, 2022. The Company’s equity method investment was dissolved during the year ended June 30, 2022.

Provision for Income Taxes

A tax expense of $934,000 was recorded for the year ended June 30, 2023, compared to $1.5 million for the year ended June 30, 2022, a decrease of $594,000, or 38.9 percent. The decrease was due primarily to lower operating income and lower realized gains on sales of securities, offset by lower unrealized losses on investments. See Note 13 to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional disclosures on income taxes.

Liquidity and Capital Resources

At June 30, 2023, the Company had net working capital (current assets minus current liabilities) of approximately $37.4 million and a current ratio (current assets divided by current liabilities) of 13.7 to 1. With approximately $25.4 million in cash and cash equivalents and $12.9 million in securities carried at fair value, excluding convertible securities, which together comprise approximately 68.8 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $52.2 million.

The increase in cash and cash equivalents of $3.1 million, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $2.9 million and proceeds from principal paydowns of $3.0 million, offset by $1.2 million for repurchases of common stock and $1.3 million for dividends paid. Consolidated shareholders’ equity at June 30, 2023, was $52.2 million, a decrease of $1.6 million, or 3.0 percent since June 30, 2022. The decrease was primarily due to other comprehensive loss of $2.3 million, dividends declared of $1.3 million, and repurchases of common stock of $1.2 million; offset by net income of $3.1 million for the year ended June 30, 2023.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2024, and the Company intends to renew it annually. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2023, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2024. The advisory agreement for the U.S. Global Jets ETF and the U.S. Global GO GOLD and Precious Metal Miners ETF has been renewed through July 2024.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary. The stock repurchase plan is approved through December 31, 2023, but may be suspended or discontinued. Cash and securities recorded at fair value, excluding convertible securities, of approximately $38.3 million are available to fund current activities.

As of June 30, 2023, the Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2023 through September 2023. The total amount of cash dividends to be paid to class A and class C shareholders from July 2023 to September 2023 will be approximately $329,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2023. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Contractual obligations primarily consist of agreements for services used in daily operations and for marketing and distribution. As of June 30, 2023, the Company had contractual obligations of $1.1 million for the fiscal years ending June 30, 2024, through 2026. Other contractual obligations consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities and for contractual obligations.

The spread of the global COVID-19 had an adverse effect on global and domestic economies and financial markets, which may reoccur and continue for an undetermined period. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. This may adversely affect the Company’s Consolidated Balance Sheets and results of operations.

Critical Accounting Estimates

The discussion and analysis of financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Management reviews these estimates on an ongoing basis. Estimates are based on experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While significant accounting policies are described in more detail in Note 3 to the Consolidated Financial Statements, the Company believes the accounting policies that require management to make assumptions and estimates involving significant judgment are those relating to valuation of investments, income taxes, and valuation of share-based compensation.

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

Share-Based Compensation. Share-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. Forfeitures are recognized as they occur.

The Company believes that the estimates related to share-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of share-based compensation expense recorded in the Company’s Consolidated Financial Statements.

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

The Company assesses uncertain tax positions in accordance with ASC 740, Income Taxes and maintains a reserve. Judgment is used to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

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

COVID-19 had an adverse effect on global and domestic financial markets, which may reoccur and continue for an undetermined period. This may adversely affect assets under management and thus the Company’s revenues and operating results. Market declines also affect the valuation of the Company’s corporate investments, which also adversely affects the Company’s Consolidated Balance Sheets and results of operations.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the year ended June 30, 2023, the Company realized a decrease in its USGIF base advisory fee of $490,000, and for fiscal year ended June 30, 2022, an increase of $20,000 due to these performance adjustments.

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

The following table summarizes the Company’s equity price risks in securities carried at fair value as of June 30, 2023, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

		Hypothetical	Estimated Fair Value	Estimated Increase
	Fair Value at	Percentage	After Hypothetical	(Decrease) in
(dollars in thousands)	June 30, 2023	Change	Price Change	Net Income (Loss) [1]
Equity securities at fair value	$13,205	25% increase	$16,506	$2,608
		25% decrease	$9,904	$(2,608)
Embedded derivatives at fair value [2]	$114	25% increase	$143	$23
		25% decrease	$86	$(23)

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

A portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Digital Technologies Ltd. formerly HIVE Blockchain Technologies Ltd., (“HIVE”), which were valued at $290,000 at June 30, 2023. Also, the embedded derivatives shown in the above table, which were valued at $114,000 at June 30, 2023, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the Consolidated Balance Sheets and unrealized gain (loss) recognized in net investment income.

Interest Rate Risk

Due to the Company’s investments in debt securities carried at fair value, interest rate fluctuations represent a market risk factor affecting the Company’s consolidated financial position. Debt securities may fluctuate in value due to changes in interest rates. Typically, investments subject to interest rate risk will decrease in value when interest rates rise and increase in value when interest rates decline. Fluctuations in interest rates could have a material impact on the Company’s investments in debt securities carried at fair value included on the Consolidated Balance Sheets and gains (losses) recognized in net investment income.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
U.S. Global Investors, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of U.S. Global Investors, Inc. and subsidiaries (the “Company”) as of June 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Investment in Available-for-Sale Debt Securities

As described further in Note 3 to the financial statements, the Company’s investment in available-for-sale debt securities at fair value is $7,008 thousand as of June 30, 2023 and is categorized as a Level 3 investment within the fair value hierarchy.

Management’s valuation techniques for this investment, for which there is no readily available market value, involve measurement using significant unobservable inputs and assumptions and use of a binomial lattice model. The significant unobservable inputs and assumptions disclosed by management include, among others, volatility, credit spread and risk-free rate. Changes in these inputs and assumptions could have a significant impact on the determination of fair value. As such, we identified the investments in available-for-sale debt securities at fair value as a critical audit matter.

The principal considerations for our determination that the investments in available-for-sale debt securities at fair value is a critical audit matter are that there are significant management judgements used in developing complex valuation techniques (the binomial lattice model) and inherent estimation uncertainty in the fair value determined using such techniques. Auditing these types of investments requires a high degree of subjective auditor judgment, including use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.

Our audit procedures related to the critical audit matter included the following, among others:

•    With the assistance of internal valuation specialists, we developed an independent expectation of the fair value and compared that expectation to management’s determined fair value for reasonableness.

•    With the assistance of internal valuation specialists, we performed substantive audit procedures to determine the mathematical accuracy of the model used by management as well as the reasonableness of the data used to determine the investment fair value as of June 30, 2023. Our tests of significant inputs and assumptions included the following, among others:

o    We inspected the available-for-sale debt security purchase agreement and validated that the inputs such as issuance date, maturity date, principal at issuance and interest rate were consistent with the inputs utilized in management’s valuation model.

o    We reviewed the volatility analysis prepared by management’s external specialist and performed an independent calculation to ensure the selected volatility was appropriate and within a reasonable range.

o    We performed an independent synthetic credit analysis to determine the reasonableness of the credit spread prepared by management’s external specialist.

We reviewed the risk-free rate utilized by management’s external specialist for appropriateness, taking into consideration the note was issued in Canada and factoring into our evaluation any potential foreign currency translation adjustments.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas
November 16, 2023

Grant Thornton LLP; Dallas, Texas; PCAOB ID# 248

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

U.S. Global Investors, Inc.

San Antonio, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheet of U.S. Global Investors, Inc. and subsidiaries (the “Company”) as of June 30, 2022, and the related Consolidated Statement of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for year ended June 30, 2022, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2022, and the results of their operations and their cash flows for the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 3 to the Consolidated Financial Statements, the 2022 financial statements were restated to correct misstatements.

Basis for Opinion

These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the Consolidated Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Consolidated Financial Statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor from 2004 to 2022.

Dallas, Texas

September 1, 2022, except for the impact of the restatement discussed in Note 3, as to which the date is May 19, 2023.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2023	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$25,401	$22,314
Restricted cash	1,000	1,000
Investments in equity securities at fair value, current	11,642	12,138
Accounts and other receivables	1,245	1,796
Tax receivable	576	384
Prepaid expenses	510	400
Total Current Assets	40,374	38,032

Net Property and Equipment	1,138	1,370

Other Assets
Deferred tax asset	1,920	872
Investments in equity securities at fair value, non-current	1,563	2,162
Investments in available-for-sale debt securities at fair value	7,008	10,625
Investments in held-to-maturity debt securities	1,000	1,000
Other investments	2,388	3,992
Financing lease, right of use assets	65	93
Other assets, non-current	217	216
Total Other Assets	14,161	18,960
Total Assets	$55,673	$58,362
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$143	$73
Accrued compensation and related costs	1,165	1,864
Dividends payable	329	337
Financing lease liability, short-term	28	27
Other accrued expenses	1,274	1,831
Total Current Liabilities	2,939	4,132

Long-Term Liabilities
Deferred tax liability	4	-
Reserve for uncertain tax positions	496	379
Financing lease liability, long-term	38	66
Total Long-Term Liabilities	538	445
Total Liabilities	3,477	4,577

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at June 30, 2023, and 2022; 12,496,674 and 12,888,950 shares outstanding at June 30, 2023, and 2022, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at June 30, 2023, and 2022	52	52
Additional paid-in-capital	16,442	16,438
Treasury stock, class A shares at cost; 1,370,325 shares and 978,049 shares at June 30, 2023, and 2022, respectively	(3,740)	(2,599)
Accumulated other comprehensive income, net of tax	1,348	3,624
Retained earnings	37,747	35,923
Total Shareholders’ Equity	52,196	53,785
Total Liabilities and Shareholders’ Equity	$55,673	$58,362

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2023	2022
Operating Revenues
Advisory fees	$14,940	$24,525
Administrative services fees	134	189
	15,074	24,714
Operating Expenses
Employee compensation and benefits	4,798	6,059
General and administrative	6,122	6,911
Advertising	382	405
Depreciation	243	226
Interest	4	-
	11,549	13,601
Operating Income	3,525	11,113
Other Income (Loss)
Net investment income (loss)	316	(6,174)
Loss from equity method investments	-	(206)
Other income	242	235
	558	(6,145)
Income Before Income Taxes	4,083	4,968
Provision for Income Taxes
Tax expense	934	1,528
Net Income	$3,149	$3,440

Earnings Per Share
Basic Net Income per Share	$0.22	$0.23
Diluted Net Income per Share	$0.22	$0.23

Basic weighted average number of common shares outstanding	14,638,833	15,010,138
Diluted weighted average number of common shares outstanding	14,639,069	15,011,128

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(dollars in thousands)	2023	2022
Net Income	$3,149	$3,440
Other Comprehensive Loss:
Unrealized losses on available-for-sale securities arising during period, net of tax	(961)	(1,209)
Less: reclassification adjustment for gains included in net income, net of tax	(1,315)	(1,731)
Net change from available-for-sale securities	(2,276)	(2,940)
Foreign currency translation adjustment	-	(13)
Less: reclassification adjustment for foreign currency gains included in net income	-	(10)
Net change from foreign currency translations	-	(23)
Other Comprehensive Loss	(2,276)	(2,963)
Comprehensive Income	$873	$477

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2021	13,866,913	$347	2,068,635	$52	$15,677	898,953	$(2,172)	$6,587	$33,833	$54,324
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	89,287	(452)	-	-	(452)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	28	(10,191)	25	-	-	53
Conversion of shares of class C common stock for class A common stock	86	-	(86)	-	-	-	-	-	-	-
Share-based compensation, net of tax	-	-	-	-	733	-	-	-	-	733
Dividends declared	-	-	-	-	-	-	-	-	(1,350)	(1,350)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(2,963)	-	(2,963)
Net income	-	-	-	-	-	-	-	-	3,440	3,440
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$35,923	$53,785
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	412,257	(1,195)	-	-	(1,195)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	5	(19,981)	54	-	-	59
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(1,325)	(1,325)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(2,276)	-	(2,276)
Net income	-	-	-	-	-	-	-	-	3,149	3,149
Balance at June 30, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,747	$52,196

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$3,149	$3,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(246)	(419)
Net realized loss on disposal of fixed assets	3	-
Net realized gains on securities	(1,211)	(4,039)
Unrealized losses on securities	2,452	11,914
Investment basis adjustment	(5)	5
Net loss from equity method investment	-	206
Foreign currency transaction gain	-	(10)
Provision for deferred taxes	(440)	(2,891)
Share-based compensation expense	-	733
Changes in operating assets and liabilities:
Accounts and other receivables	359	2,501
Prepaid expenses and other assets	(82)	(217)
Accounts payable and accrued expenses	(1,069)	(688)
Total adjustments	(239)	7,095
Net cash provided by operating activities	2,910	10,535
Cash Flows from Investing Activities:
Purchase of property and equipment	(14)	(220)
Purchase of equity securities at fair value, current	-	(6,000)
Purchase of equity securities at fair value, non-current	-	(123)
Purchase of other investments	(663)	(620)
Proceeds from sale of equity method investment	-	85
Proceeds on sale of equity securities at fair value, current	350	-
Proceeds on sale of equity securities at fair value, non-current	-	2,850
Proceeds from principal paydowns of available-for-sale debt securities at fair value	3,000	3,000
Return of capital on other investments	-	9
Net cash provided by (used in) investing activities	2,673	(1,019)
Cash Flows from Financing Activities:
Principal payments on financing lease	(27)	-
Issuance of common stock	59	53
Repurchases of common stock	(1,195)	(452)
Dividends paid	(1,333)	(1,239)
Net cash used in financing activities	(2,496)	(1,638)
Net increase in cash, cash equivalents, and restricted cash	3,087	7,878
Beginning cash, cash equivalents, and restricted cash	23,314	15,436
Ending cash, cash equivalents, and restricted cash	$26,401	$23,314

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$329	$337
Fair value of assets acquired	$-	$228

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$1,492	$4,142
Cash paid for interest	$4	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of its Consolidated Financial Statements for the fiscal year ended June 30, 2023, the Company determined that its previously issued Consolidated Financial Statements as of and for the fiscal year ended June 30, 2022, contained an error as summarized below. Based on management’s evaluation of the accounting error under the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations thereof, the Company concluded the error is not material, on an individual or aggregate basis, to the Company’s previously reported financial statements. The Company has corrected this accounting error in the accompanying Consolidated Financial Statements as of and for the fiscal year ended June 30, 2022, as a revision to those financial statements.

The Company did not record certain liabilities as required by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (codified under ASC 740-10) (“FIN 48”) for fiscal years 2022 and 2021. The error for both fiscal year 2021 and 2022 were corrected in the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2022.

The following tables set forth the impact of correcting this error in the Company’s previously issued Consolidated Financial Statements, as of and for the year ended June 30, 2022.

CONSOLIDATED BALANCE SHEET

	June 30, 2022
	As
	Previously	Immaterial	As
(dollars in thousands)	Reported	Revisions	Revised
Long-Term Liabilities
Reserve for uncertain tax positions	$-	$379	$379
Total Long-Term Liabilities	$66	$379	$445
Total Liabilities	$4,198	$379	$4,577

Shareholders’ Equity
Retained earnings	$36,302	$(379)	$35,923
Total Shareholders’ Equity	$54,164	$(379)	$53,785

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30, 2022
	As
	Previously	Immaterial	As
(dollars in thousands, except per share data)	Reported	Revisions	Revised
Provision for Income Taxes
Tax expense	$1,149	$379	$1,528
Net Income	$3,819	$(379)	$3,440

Earnings Per Share
Basic Net Income per Share	$0.25	$(0.02)	$0.23
Diluted Net Income per Share	$0.25	$(0.02)	$0.23

In addition to the changes listed above, the Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, and impacted footnote disclosures have also been revised to reflect the error correction.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $12.5 million and $12.8 million at June 30, 2023, and 2022, respectively.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	June 30, 2023	June 30, 2022
Investments in equity securities at fair value, current	$11,642	$12,138
Investments in equity securities at fair value, non-current	785	623
Other receivables	45	21
Total VIE assets, maximum exposure to loss	12,472	12,782
Other accrued expenses	-	110
Total carrying amount	$12,472	$12,672

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

During the year ended June 30, 2022, the Company held a variable interest in a fund organized as a limited partnership, but this entity did not qualify as a VIE. Since it was not a VIE, the Company evaluated if it should consolidate it under the voting interest entity model. Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company did not have control of the entity and, therefore, did not consolidate it. However, the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. During the year ended June 30, 2022, this entity was dissolved. See further information about this investment in Note 4.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes.

Restatement of Previously Issued Financial Statements. The Consolidated Financial Statements as of and for the year ended June 30, 2022, were previously restated for the correction of material errors.

Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Restricted Cash. Restricted cash represents cash invested in a money market account as collateral for credit facilities that is not available for general corporate use.

Investments. The Company records security transactions on trade date. Realized gains (losses) from security transactions are calculated on a first-in/first-out cost basis, unless otherwise identifiable, and are recorded in earnings on the date of sale.

Investments in Equity Securities. Equity securities are generally carried at fair value on the Consolidated Balance Sheets with changes in the fair value recorded through earnings within net investment income (loss).

Investments in Debt Securities. The Company classifies debt investments as available-for-sale or held-to-maturity based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity. Available-for-sale debt securities are carried at fair value, and changes in unrealized gains and losses are reported net of tax in accumulated other comprehensive income (loss), except for declines in fair value determined to be other than temporary, which are reported in earnings. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to net investment income (loss). Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are carried at amortized cost.

Embedded derivatives. The Company does not use derivatives for trading, speculation, or hedging exposures. Certain financial instruments the Company invests in contain both a derivative and a non-derivative component. In such cases, the derivative component is termed an embedded derivative, with the non-derivative component representing the host contract. If the economic characteristics and risks of embedded derivative are not closely related to those of the host contract, and the changes in the fair value of the host contact itself is not recorded through earnings within net investment income (loss), the embedded derivative is bifurcated and carried at fair value, with changes in the fair value recorded through earnings within net investment income (loss) on the Consolidated Statements of Operations. The host contract will continue to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows, and tables within Note 4, Investments, unless otherwise indicated.

Other Investments. Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. The Company has elected to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, if any. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred, with such changes recorded in net investment income (loss). The Company reassesses at each reporting period whether the equity investment's fair value becomes readily determinable, and if so, the Company subsequently elects to measure the equity investment at fair value.

Equity Method Investments. Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of other income with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. No impairment was recognized for the Company’s equity method investment during the years presented.

Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values.

Receivables. Receivables other than notes receivable consist primarily of advisory and other fees owed to the Company by clients. The Company may also invest in notes receivable. Notes receivable are recorded in accordance with the terms of the agreement, and accrued interest is recorded when earned. Unearned fees are shown as a deduction from the related notes receivable and are amortized to interest income using the effective interest method. The Company reviews the need for an allowance for credit losses for notes and other receivables based on various factors including payment history, historical bad debt experience, existing economic conditions, aging and specific accounts identified as high risk. Uncollectible receivables, if any, are charged against the allowance when all reasonable efforts to collect the amounts due have been exhausted. The Company had no allowance for credit losses as of June 30, 2023, or 2022.

Property and Equipment. Fixed assets are recorded at cost. Depreciation for fixed assets is recorded using the straight-line method over the estimated useful life of each asset as follows: furniture and equipment are depreciated over 3 to 10 years, and the building and related improvements are depreciated over 14 to 40 years.

Leases. The Company leases equipment under various leasing arrangements. Leases may be classified as either financing leases or operating leases, as appropriate. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for lease and non-lease components as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the Consolidated Balance Sheets. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively.

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

Impairment of Long-Lived Assets. The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the assets’ net book value is less than the fair value of the asset. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset or a significant change in the asset’s physical condition or use. No impairments of long-lived assets were recorded during the years included in these financial statements.

Treasury Stock. Treasury stock purchases are accounted for under the cost method. The subsequent issuances of these shares are accounted for based on their weighted-average cost basis.

Share-Based Compensation. Share-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. Forfeitures are recognized as they occur.

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

The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in the Consolidated Financial Statements. Prior to recording the related tax benefit in the Consolidated Financial Statements, the Company must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the Consolidated Financial Statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. See Note 13 for further discussion of the Company’s reserve for uncertain tax positions.

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

Fee Waivers. For certain clients, the Company has agreed to contractually limit the expenses or voluntarily waive or reduce its fees and/or agreed to pay expenses for funds. These fee waivers are deemed to be a reduction of the transaction price and are reported as a reduction of investment advisory fees and/or administrative services fees. These fees are paid in cash after the end of each monthly period within 30 days.

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

Foreign Exchange. The balance sheets of certain foreign subsidiaries of the Company and certain foreign-denominated investment products are translated at the current exchange rate as of the end of the accounting period and the related income or loss is translated at the average exchange rate in effect during the period. Net exchange gains and losses resulting from balance sheet translations of foreign subsidiaries are excluded from income and are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Net exchange gains and losses resulting from income or loss translations are included in income and are recorded in net investment income (loss) on the Consolidated Statements of Operations. Investment transactions denominated in foreign currencies are converted to U.S. dollars using the exchange rate on the date of the transaction and any related gain or loss is included in net investment income (loss) on the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements and Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and has subsequently issued several amendments (collectively, “ASU 2016-13”). ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The standard became effective for the Company on July 1, 2023. The Company has evaluated the guidance and does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted. The standard became effective for the Company on July 1, 2021. The adoption of the standard did not have a material impact on the Company’s financial statements or disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The FASB issued ASU 2022-03 (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect this standard to have a material impact on its financial statements.

NOTE 4. INVESTMENTS

As of June 30, 2023, the Company held investments carried at fair value on a recurring basis of $20.2 million and a cost basis of $27.3 million. The fair value of these investments is approximately 36.3 percent of the Company’s total assets at June 30, 2023. In addition, the Company held other investments of approximately $2.4 million, and held-to-maturity debt investments of $1.0 million.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships, if applicable.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $12.4 million and $12.8 million as of  June 30, 2023, and 2022, respectively, and investments in HIVE Digital Technologies Ltd., formerly HIVE Blockchain Technologies Ltd., (“HIVE”), which were warrants and convertible debentures valued at $7.3 million and $11.1 million as of  June 30, 2023, and 2022, respectively. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

Certain convertible debt securities not traded on an exchange are valued by an independent third party using a binomial lattice model based on factors such as yield, quality, maturity, coupon rate, type of issuance, individual trading characteristics of the underlying common shares and other market data. The model utilizes a number of assumptions in arriving at its results. The effects of changing any of the assumptions or factors utilized in the binomial lattice model, including expected volatility, credit adjusted discount rates, and discounts for lack of marketability, may result in a significantly different valuation for the securities.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of  June 30, 2023, and 2022, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	June 30, 2023
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$488	$-	$290	$778
Mutual funds - Fixed income	11,642	-	-	11,642
Mutual funds - Global equity	785	-	-	785
Total investments in equity securities:	$12,915	$-	$290	$13,205
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	7,008	7,008
Total investments carried at fair value on a recurring basis:	$12,915	$-	$7,298	$20,213
Investments carried at fair value on a nonrecurring basis:
Other investments[1]	$-	$-	$1,786	$1,786

	June 30, 2022
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in equity securities:
Equities - International	$1,024	$-	$515	$1,539
Mutual funds - Fixed income	12,138	-	-	12,138
Mutual funds - Global equity	623	-	-	623
Total investments in equity securities:	$13,785	$-	$515	$14,300
Investments in debt securities:
Available-for-sale - Convertible debentures	-	-	10,625	10,625
Total investments carried at fair value on a recurring basis:	$13,785	$-	$11,140	$24,925
Investments carried at fair value on a nonrecurring basis:
Other investments[1]	$-	$-	$781	$781

1. Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates other than June 30, 2023, and 2022. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE, which were warrants and convertible debentures valued at $7.3 million and $11.1 million at June 30, 2023, and 2022, respectively. The Company utilizes an independent third-party to estimate the fair values of the investments in HIVE.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the year ended June 30, 2023:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Year Ended June 30, 2023
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$515	$10,625
Principal repayments	-	(3,000)
Amortization of day one premium	-	(251)
Accretion of bifurcation discount	-	740
Total unrealized gains (losses) included in:
Net Investment Income (Loss)	(225)	1,775
Other Comprehensive Loss	-	(2,881)
Ending Balance	$290	$7,008

In January 2021, the Company purchased convertible securities of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada, for $15.0 million. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34. Each whole warrant, expiring in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70. The remaining principal amount is $7.6 million as of June 30, 2023. Each five whole warrants, expiring in January 2024, entitles the Company to acquire one common share at a price of $15.00 (Canadian). Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the Consolidated Balance Sheets, unrealized gain recognized in net investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of June 30, 2023. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at June 30, 2023. From August 31, 2018, through January 2023, Mr. Holmes was Interim CEO of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on the purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the warrants and debentures was $290,000 and $7.0 million, respectively, at June 30, 2023, and $515,000 and $10.6 million, respectively, at  June 30, 2022.

The Company currently considers the related fair value measurements to contain Level 3 inputs. The following is quantitative information as of June 30, 2023, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	June 30, 2023
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$290	Option pricing model	Volatility	100.0%
			Risk-Free Rate	5.0%
Investments in debt securities:
Available-for-sale - Convertible debentures	$7,008	Binomial lattice model	Volatility	100.0%
			Credit Spread	11.5%
			Risk-Free Rate	4.2%

Equity Investments at Fair Value

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in the current period earnings.

The following details the components of the Company’s equity investments carried at fair value as of June 30, 2023, and 2022.

	June 30, 2023
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,679	$(5,901)	$778
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	11,947	(305)	11,642
Mutual funds - Global equity	930	(145)	785
Total equity securities at fair value	$19,601	$(6,396)	$13,205

	June 30, 2022
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Equity securities at fair value
Equities - International	$6,680	$(5,141)	$1,539
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	12,313	(175)	12,138
Mutual funds - Global equity	929	(306)	623
Total equity securities at fair value	$19,967	$(5,667)	$14,300

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

The following details the components of the Company’s available-for-sale debt investments at June 30, 2023, and 2022.

	June 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Net Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures [1]	$7,729	$1,707	$(2,428)	$7,008

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Net Investment Income (Loss)	Fair Value
Available-for-sale - Convertible debentures [1]	$8,576	$4,588	$(2,539)	$10,625

1. Changes in unrealized gains and losses are included in the Consolidated Statements of Comprehensive Income, except for embedded derivatives. Changes in unrealized and realized gains and losses for embedded derivatives are included in net investment income (loss) in the Consolidated Statements of Operations.

The following details the components of the Company’s held-to-maturity debt investments at June 30, 2023, and 2022.

	June 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures [1]	$1,000	$-	$(232)	$768

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity - Debentures [1]	$1,000	$-	$(133)	$867

1. Held-to-maturity debt instruments are carried at amortized cost, and the fair value is classified as Level 2 according to the fair value hierarchy.

At June 30, 2023, and 2022, the Company held $1.0 million in one security classified as held-to-maturity. The security had an estimated fair value that was lower than the carrying value by $232,000 at June 30, 2023, and has been in continuous unrealized loss position for longer than 12 months. We have evaluated the unrealized loss on the security at June 30, 2023, and determined it to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuer to meet their obligations.

The following summarizes the net carrying amount and estimated fair value of debt securities at June 30, 2023, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	June 30, 2023
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures [1]	through five years
Amortized Cost	$7,729	$1,000
Fair Value	$7,008	$768

1. Principal payments of $750,000 are due quarterly with a final maturity in January 2026.

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables reflected above. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at June 30, 2023, and 2022.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheets, categorized by risk exposure, at June 30, 2023, and 2022.

	June 30, 2023	June 30, 2022
	Other Assets	Other Assets
(dollars in thousands)	Investments in available-for-sale debt securities	Investments in available-for-sale debt securities
Embedded Derivatives:
Equity price risk exposure	$114	$3

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the years ended June 30, 2023, and 2022.

	Year Ended June 30,
	2023	2022
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$111	$(2,539)

Other Investments

Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. For these securities, the Company generally elects to value using the measurement alternative, under which such securities are measured at cost, less impairment, if any. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred, with such changes recorded in net investment income (loss).

The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2023, and 2022, that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Year Ended June 30,
(dollars in thousands)	2023	2022
Other Investments
Carrying value	$2,388	$3,992
Upward carrying value changes	$14	$187
Downward carrying value changes/impairments	$(2,280)	$(13)

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through June 30, 2023. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $3.8 million since their respective acquisitions through  June 30, 2023.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at June 30, 2023, and 2022. During the year ended June 30, 2022, the Company purchased additional common shares, resulting in an observable price change and upward adjustment for the existing common shares held of approximately $187,000, using the measurement alternative. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of June 30, 2023.

Investments Classified as Equity Method

The Company had an equity method investment in Galileo New Economy Fund LP (previously known as Galileo Technology and Blockchain LP), a Canadian limited partnership, through its dissolution date, which occurred during the third quarter of fiscal 2022. The Company owned approximately 22 percent of the LP prior to dissolution, and the Company was considered to have the ability to exercise significant influence. Thus, the investment was accounted for under the equity method of accounting. Included in other income (loss) for the year ended June 30, 2022, is $206,000 of equity method loss for this investment. Upon dissolution, the Company received a distribution, which included cash of $85,000, and common shares of an investment held in the LP, which had a fair value of approximately $228,000 when received. Frank Holmes also directly held an investment in the LP and received dissolution proceeds related to his direct investment.

Net Investment Income (Loss)

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Year Ended June 30,
(dollars in thousands)	2023	2022
Net Investment Income (Loss)
Realized gains (losses) on equity securities	$(453)	$1,848
Realized gains on debt securities	1,664	2,191
Unrealized losses on equity securities	(2,563)	(9,375)
Unrealized gains (losses) on embedded derivatives	111	(2,539)
Unrealized losses on cash equivalents	(5)	-
Dividend and interest income	1,798	1,949
Foreign currency losses, net	(236)	(248)
Total Net Investment Income (Loss)	$316	$(6,174)

During the years ended June 30, 2023, and 2022, realized gains on debt securities in the amount of $1.7 million and $2.2 million, respectively, were reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures. Realized foreign currency gains (losses) for the year ended June 30, 2022, includes $10,000 in foreign currency gains reclassified from other comprehensive income (loss) upon the dissolution of the Galileo New Economy Fund LP, the Company's equity method investment.

The following table presents unrealized gains and losses recognized during the years ended June 30, 2023, and 2022, on equity investments still held at each respective date.

	Year Ended June 30,
(dollars in thousands)	2023	2022
Net gains and losses recognized during the period on equity securities	$(3,016)	$(7,527)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(13)	178
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date [1]	$(3,003)	$(7,705)

1. Included $2.3 million for the fiscal year ended June 30, 2023, of net losses as a result of the measurement alternative. There were net gains of $187,000 as a result of the measurement alternative for the year ended June 30, 2022.

Net investment income (loss) can be volatile and varies depending on market fluctuations.

NOTE 5. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Year Ended June 30,
(dollars in thousands)	2023	2022
ETF advisory fees	$13,174	$20,962
USGIF advisory fees	2,256	3,543
USGIF performance fees earned (paid)	(490)	20
Total Advisory Fees	14,940	24,525
USGIF administrative services fees	134	189
Total Operating Revenue	$15,074	$24,714

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2024. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived, and expenses borne by the Company for USGIF were $1.1 million and $667,000 for the years ended June 30, 2023, and 2022, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent of average daily net assets of each fund.

The Company serves as investment advisor to three U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs, and has agreed to bear all expenses of the ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through April 2024. The aggregate fees waived, and expenses borne by the Company for SEA were $105,000 and $69,000 for the years ended June 30, 2023, and 2022, respectively. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF.

As of  June 30, 2023, the Company had $1.1 million in receivables from fund clients, of which $126,000 was from USGIF and $1.0 million from ETFs. As of June 30, 2022, the Company had $1.6 million in receivables from fund clients, of which $188,000 was from USGIF and $1.4 million from ETFs.

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

A reconciliation of cash, cash equivalents, and restricted cash reported from the Consolidated Balance Sheets to the Statements of Cash Flows is shown below:

	June 30,
(dollars in thousands)	2023	2022
Cash and cash equivalents	$25,401	$22,314
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$26,401	$23,314

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2023	2022
Building and land	$4,616	$4,606
Furniture, equipment, and other	981	987
	5,597	5,593
Accumulated depreciation	(4,459)	(4,223)
Net property and equipment	$1,138	$1,370

Depreciation expense totaled $243,000 and $226,000 in fiscal years 2023 and 2022, respectively.

NOTE 8. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expense included in operating expenses on the Consolidated Statements of Operations totaled $123,000 and $168,000 for the years ended June 30, 2023, and 2022, respectively.

The following table presents the components of lease cost.

	Year Ended June 30,
(dollars in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$29	$-
Interest on lease liabilities	4	-
Total finance lease cost	33	-
Operating lease cost	-	44
Short-term lease cost	90	124
Total lease cost	$123	$168

Supplemental information related to the Company's leases follows.

	Year Ended June 30,
(dollars in thousands)	2023	2022
Operating cash flows from operating leases included in lease liabilities	$-	$44
Lease liabilities obtained from new ROU assets - operating	$-	$-
Operating cash flows from financing leases included in lease liabilities	$4	$-
Financing cash flows from financing leases included in lease liabilities	$27	$-
Lease liabilities obtained from new ROU assets - financing	$-	$93

Additional qualitative information concerning the Company's leases follows.

	June 30,
	2023	2022
Weighted-average remaining lease term - operating leases (years)	-	-
Weighted-average discount rate - operating leases	-	-
Weighted-average remaining lease term - financing leases (years)	2.25	3.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of June 30, 2023.

(dollars in thousands)
Fiscal Year	Finance Leases
2024	$31
2025	31
2026	8
2027	-
2028	-
Total lease payments	70
Less imputed interest	(4)
Total	$66

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2025. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $125,000 and $115,000 for fiscal years 2023 and 2022, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $4,000 and $9,000 at  June 30, 2023, and 2022, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of June 30, 2023, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2024	$42
2025	36
Total lease payments	$78

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 9. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2023	2022
Professional fees	$697	$889
Vendors payable	157	460
ETF operating and distribution expenses	344	385
Other taxes payable	76	97
Other accrued expenses	$1,274	$1,831

NOTE 10. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal years ended June 30, 2023, and 2022. The credit agreement will expire on May 31, 2024, and the Company intends to renew it annually. The credit facility is collateralized by approximately $1.0 million at June 30, 2023, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2023, the credit facility remains unutilized by the Company.

NOTE 11. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with the 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for contributions to the 401(k) plan of $109,000 and $111,000 for fiscal years 2023 and 2022, respectively.

The 401(k) plan allows for a discretionary profit-sharing contribution by the Company, as authorized by the Board of Directors. The Company made a profit-sharing contribution of $200,000 in fiscal years 2023 and 2022.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $12,000 and $14,000 in fiscal years 2023 and 2022, respectively.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. During fiscal years 2023 and 2022, employees purchased 19,981 and 10,191, respectively, shares of treasury stock from the Company. The Company matches these contributions on a limited basis. The Company match, reflected in base salary expense, was $42,000 and $38,000 in fiscal years 2023, and 2022, respectively.

NOTE 12. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets under the symbol “GROW.” There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2023, or 2022.

The shareholders of class C common stock have voting rights, and the shareholders of class A and class B common stock have no voting rights. Shareholders of class C common stock are allowed to convert to class A common stock. During fiscal year 2023, no shares were converted from class C to class A. During fiscal year 2022, 86 shares were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Dividends

Dividends totaling $1.1 million were paid to holders of class A common stock in fiscal years 2023 and 2022. Dividends of $186,000 and $171,000 were paid to holders of class C common stock in fiscal years 2023 and 2022, respectively. The dividend rate per share for both classes was $0.0050 per month for July 2021 through September 2021, and $0.0075 per month for October 2021 through June 2023.

As of June 30, 2023, the Board has authorized a monthly dividend of $0.0075 per share through September 2023, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s share-based compensation programs. As of June 30, 2023, approximately $4.2 million remains available for repurchase under this authorization.

During fiscal years 2023 and 2022, the Company repurchased 412,257 and 89,287, respectively, of its class A shares on the open market using cash of $1.2 million and $452,000, respectively. To date, the Company has repurchased a total of 1,221,226 class A shares under the repurchase program using cash of $3.4 million.

In August 2022, the Inflation Reduction Act (IRA) was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions did not have an impact on the Consolidated Financial Statements.

Other Activity

All stock grants vest immediately after issuance. Issuances of treasury stock for grants, bonuses, and the share repurchase plan are accounted for using the weighted-average cost basis of the shares issued. During fiscal years 2023 and 2022, no shares were granted to employees or non-employee directors.

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. The estimated fair value of options granted is amortized to expense over the options’ vesting period. There were 231,000 options outstanding and nonvested as of June 30, 2021, which vested during the year ended June 30, 2022, with a weighted-average grant date fair value price of $3.36. During the year ended June 30, 2022, $733,000 was recognized as compensation expense and $154,000 was recognized as a deferred tax asset. As of June 30, 2023, and 2022, there were no unrecognized compensation costs related to nonvested stock options under the Plan.

There were 2,000 options forfeited during the year ended June 30, 2023, and no options granted or exercised. There were no options granted, forfeited, or exercised during the year ended June 30, 2022. Under the 1989 Plan, there were 229,000 and 231,000 options outstanding and exercisable as of June 30, 2023, and 2022, respectively, with a weighted-average grant date fair value price of $3.36. The fair value of options granted is estimated at the date of the grant using a Black-Scholes option pricing model.

The assumptions utilized to estimate the fair value of options outstanding under the 1989 Plan are presented in the following table:

Risk-free interest rate	0.9%
Expected volatility	70.0%
Expected life (in years)	5.25
Expected dividend yield	1.0%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on the historical volatility of the Company’s common stock. The Company did not have historical post-vesting activity under the 1989 Plan and utilized the simplified method to calculate expected term for stock options granted in fiscal 2021. The simplified method calculates the expected term as mid-point between the weighted-average time to vest and the contractual maturity. The expected dividend yield is based on the date of the grant.

Stock option transactions under the 1989 Plan for the last two fiscal years are summarized below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
(dollars in thousands, except price data)	Options	Price	Life in Years	(net of tax)
Outstanding June 30, 2021	231,000	6.05
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2022	231,000	$6.05
Granted	-	n/a
Exercised	-	n/a
Forfeited	(2,000)	6.05
Outstanding June 30, 2023	229,000	$6.05	7.98	$-

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. There were no options granted, exercised, or forfeited during the years ended June 30, 2023, or 2022. There were 2,000 options outstanding and exercisable under the 1997 Plan as of June 30, 2023, and 2022.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the 1997 Plan for the past two fiscal years are summarized below:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
(dollars in thousands, except price data)	Options	Price	Life in Years	(net of tax)
Outstanding June 30, 2021	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2022	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2023	2,000	$2.74	4.72	$1.00

NOTE 13. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2023	2022
United States	$4,114	$5,493
Canada	(31)	(525)
Total	$4,083	$4,968

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
		% of		% of
(dollars in thousands)	2023	Pretax	2022	Pretax
Tax expense at statutory rate	$857	21.0%	$1,042	21.0%
State and local income taxes, net of federal tax benefit	131	3.2%	406	8.2%
Tax expense (benefit) from change in foreign unrealized gain/loss	6	0.1%	(281)	(5.7)%
Non-taxable investment income (loss)	(33)	(0.8)%	294	5.9%
Income from controlled foreign corporation	7	0.2%	307	6.2%
Rate difference on foreign deferred income (loss)	18	0.4%	(262)	(5.3)%
Foreign tax credit	-	0.0%	(153)	(3.1)%
Other	(52)	(1.2)%	175	3.6%
Total tax expense	$934	22.9%	$1,528	30.8%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2023	2022
Current tax expense - U.S.	$1,245	$3,859
Current tax expense - State U.S.	131	406
Current tax expense (benefit) - Non-U.S.	(2)	154
Deferred tax benefit - U.S.	(442)	(2,657)
Deferred tax expense (benefit) - Non-U.S.	2	(234)
Total tax expense	$934	$1,528

Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2023	2022
Deferred Income Tax Assets:
Accumulated depreciation	$117	$102
Investments in securities at fair value	1,604	837
Accrued expenses	218	407
Product start-up costs	99	99
Share-based compensation expense	162	164
Other	40	16
Net operating loss carryover	24	-
Subtotal Deferred Tax Assets	2,264	1,625
Valuation Allowance	(24)	-
Total Deferred Tax Assets	2,240	1,625
Deferred Income Tax Liabilities:
Investments in securities at fair value	$(4)	$-
Prepaid expenses	(77)	(64)
Other investments	-	(430)
Foreign tax on undistributed earnings	(243)	(259)
Total Deferred Tax Liabilities	(324)	(753)
Net Deferred Tax Asset	$1,916	$872

Carryovers

For U.S. federal income tax purposes at June 30, 2023, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers. For Canadian income tax purposes, USCAN has $91,000 of net operating loss carryovers expiring in fiscal year 2043 and no capital loss carryovers.

Additional Disclosures

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. At June 30, 2023, a valuation allowance of $24,000 was included to fully reserve for net operating loss carryovers. There was no valuation allowance included at June 30, 2022.

Uncertain income tax positions

The Company is subject to U.S. federal income tax, state tax jurisdictions within the U.S., and taxes in Canada. The Company maintains a reserve for uncertain tax positions. As of June 30, 2023, and June 30, 2022, the total reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, was $496,000 and $379,000, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets.

The reserve as of June 30, 2023, relates to the Company’s uncertain tax positions for income tax matters. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $496,000 as of June 30, 2023, adequately covers open tax years and uncertain tax positions up to and including fiscal 2023 for major taxing jurisdictions. As of June 30, 2023, the entire $496,000 of unrecognized tax benefits, including interest and penalties and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company's activity was as follows:

	Year ended June 30,
(dollars in thousands)	2023	2022
Beginning Balance	$379	$-
Increases related to current year tax positions	117	379
Ending Balance	$496	$379

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Operations. The amount of accrued interest and penalties associated with the Company’s tax positions was $166,000 and $86,000 as of June 30, 2023, and June 30, 2022, respectively. The tax years from 2019 through 2022 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2016 through 2022 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject. For jurisdictions with unfiled tax returns, the statutes of limitations remain open indefinitely.

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2023	2022
(dollars in thousands, except per share data)
Net Income	$3,149	$3,440

Weighted average number of outstanding shares
Basic	14,638,833	15,010,138
Effect of dilutive securities:
Stock options	236	990
Diluted	14,639,069	15,011,128

Earnings Per Share
Basic Net Income per Share	$0.22	$0.23
Diluted Net Income per Share	$0.22	$0.23

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2023, and 2022, 229,000 and 231,000 employee stock options were excluded from diluted EPS.

During fiscal years 2023 and 2022, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustment [1]	Total
Balance at June 30, 2021	$6,564	$23	$6,587
Other comprehensive loss before reclassifications	(1,529)	(13)	(1,542)
Tax effect	320	-	320
Amount reclassified from AOCI	(2,191)	(10)	(2,201)
Tax effect	460	-	460
Net other comprehensive loss for 2022	(2,940)	(23)	(2,963)
Balance at June 30, 2022	3,624	-	3,624
Other comprehensive loss before reclassifications	(1,217)	-	(1,217)
Tax effect	256	-	256
Amount reclassified from AOCI	(1,664)	-	(1,664)
Tax effect	349	-	349
Net other comprehensive loss for 2023	(2,276)	-	(2,276)
Balance at June 30, 2023	$1,348	$-	$1,348

1.	Amounts include no tax expense or benefit.

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

These segments are managed separately. The Company’s segment information is prepared on the same basis that management uses to review the financial information for operational and investment decision-making purposes. The Company's chief operating and investment decision maker, the Chief Executive Officer, evaluates the performance of the Company’s Corporate Investments segment separately from the Investment Management Services segment based on net investment income (loss), and the Corporate Investments segment does not include any allocated company expenses. All segment accounting policies are the same as those described in the summary of significant accounting policies.

The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
(dollars in thousands)	Services	Investments	Consolidated
Year Ended June 30, 2023
Net operating revenues	$15,074	$-	$15,074
Net investment income	$-	$316	$316
Other income	$242	$-	$242
Income before income taxes	$3,868	$215	$4,083
Depreciation	$243	$-	$243
Gross identifiable assets at June 30, 2023	$25,918	$27,835	$53,753
Deferred tax asset			$1,920
Consolidated total assets at June 30, 2023			$55,673
Year Ended June 30, 2022
Net operating revenues	$24,714	$-	$24,714
Net investment loss	$-	$(6,174)	$(6,174)
Loss from equity method investments	$-	$(206)	$(206)
Other income	$235	$-	$235
Income (loss) before income taxes	$11,622	$(6,654)	$4,968
Depreciation	$226	$-	$226
Gross identifiable assets at June 30, 2022	$23,003	$34,487	$57,490
Deferred tax asset			$872
Consolidated total assets at June 30, 2022			$58,362

Net operating revenues from investment management services include revenues from USGIF of $1.9 million and $3.8 million in fiscal years 2023 and 2022, respectively. Net operating revenues from investment management services also include operating revenues from ETF clients of $13.2 million and $21.0 million in fiscal years 2023 and 2022, respectively.

NOTE 17. RELATED PARTY TRANSACTIONS

On June 30, 2023, and 2022, the Company had $12.4 million and $12.8 million, respectively, at fair value invested in USGIF funds the Company advised. These amounts were included in the Consolidated Balance Sheets as investments in equity securities at fair value. During the year ended June 30, 2023, the Company redeemed an investment for $350,000, and during the year ended June 30, 2022, the Company made an additional investment for $6.0 million. The Company recorded $267,000 and $146,000 in income from capital gain distributions and dividends from USGIF investments in fiscal years 2023 and 2022, respectively. There was $13,000 of net realized losses on its investments in the Funds in fiscal year 2023. There were no net realized gains or losses on its investments in the Funds in fiscal year 2022.

The Company earned advisory and administrative services fees, as applicable, from the various funds for which it acts as investment adviser, as disclosed in Note 5. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2023, and 2022, the Company had $1.1 million and $1.6 million, respectively, of receivables from funds included in the Consolidated Balance Sheets within receivables. As of June 30, 2022, the Company had $110,000 of payables to funds included in the Consolidated Balance Sheets within other accrued expenses.

The Company has various investments in HIVE that were valued at approximately $7.3 million and $11.1 million and as of June 30, 2023, and 2022, respectively. As discussed in Note 4, in January 2021, the Company purchased convertible securities in HIVE, and an unrealized gain was recognized in other comprehensive income (loss) for the convertible debentures, which is to be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. During the fiscal year ended June 30, 2023, and 2022, $3.0 million in principal payments were received, and $1.7 million and $2.2 million, respectively, was included in net investment income (loss) as realized gains on debt securities. The Company recorded $1.2 million and $1.6 million in interest income from HIVE investments during the fiscal year ended June 30, 2023, and 2022, respectively. The Company earned other income from HIVE for consulting fees in the amount of $120,000 during each of the fiscal year ended June 30, 2023, and 2022. The Company had $43,000 and $140,000 of receivables from HIVE included in the Consolidated Balance Sheets within receivables as of June 30, 2023, and 2022, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is the executive chairman of HIVE, for which he received director fees from HIVE during fiscal years 2023 and 2022. Mr. Holmes held shares and options of HIVE at June 30, 2023, and 2022. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

As discussed in Note 4, the Company has an investment in Sonar that had a carrying value of approximately $362,000 at June 30, 2023, and 2022. During the year ended  June 30, 2022, the Company purchased common shares for $75,000, resulting in an observable price change and upward adjustment for the existing common shares held of approximately $187,000, using the measurement alternative. The Company earned lease income from Sonar in the amount of $16,000 and $15,000 during the fiscal years ended  June 30, 2023, and 2022, respectively. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021.

NOTE 18. COMMITMENTS AND CONTINGENCIES

The Company continuously reviews all investor, employee, and vendor complaints, tax claims, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of June 30, 2023, or 2022.

The Board of Directors has authorized a monthly dividend of $0.0075 per share from July through September 2023, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July to September 2023 will be approximately $329,000.

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

NOTE 19. SUBSEQUENT EVENTS

In September 2023, the Board authorized the continuance of the monthly dividend of $0.0075 per share from October through December 2023, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Subsequent to June 30, 2023, the Company recognized an impairment loss on an equity investment accounted for under the investment alternative of $776,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

Notwithstanding the material weaknesses, we believe that the Consolidated Financial Statements included in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management concluded that, due to the material weaknesses described below, the Company's management did not maintain effective internal control over financial reporting as of June 30, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material weakness over regulatory compliance and remediation efforts:
Management identified a deficiency in the design and operating effectiveness of the Company’s internal controls as of June 30, 2023, that represents a material weakness in our internal control over financial reporting. The deficiency is the result of the inadequate design of controls related to complying with tax regulatory requirements. In particular, we determined that our controls were not designed and operating effectively to ensure new tax regulatory requirements were identified, reviewed for applicability and implemented on a timely basis. The control deficiency creates a reasonable possibility that a material misstatement of our Consolidated Financial Statements would not be prevented or detected on a timely basis, and constitutes a material weakness in our internal control over financial reporting.

We have evaluated the materiality of this error and determined that the impact is not material to our previously issued Consolidated Financial Statements. This material weakness resulted in an immaterial error in calculation and recognition of a reserve for uncertain tax positions for fiscal 2021 and 2022, which we have corrected in the accompanying Consolidated Financial Statements as of and for the fiscal year ended June 30, 2022, as a revision to the financial statements.

Management will design a remediation plan intended to address this material weakness. Management, with the oversight of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.

Material weakness over fair value measurements and remediation efforts:

The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K/A-2 as of and for the year ended June 30, 2022, was not remediated as of June 30, 2023. The deficiency is the result of the inadequate design of controls to measure the fair value of the Company’s investments and overreliance on the work of a third-party specialist resulting in undetected errors in the valuation of certain investments. Management has initiated a remediation plan intended to address this material weakness, which includes taking steps to enhance its evaluation of the qualifications of third-party specialists, more accurately define the scope of work to be performed by such specialists, and improve the review process for work products prepared by specialists. The material weakness will not be considered remediated until such time management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	68	Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company and its subsidiaries. Mr. Holmes served as Chairman of the Board of HIVE Digital Technologies Ltd., formerly HIVE Blockchain Technologies Ltd., since August 2017, Interim Executive Chairman from August 2018 to December 2020, Executive Chairman since December 2020, and Interim CEO from August 2018 to January 2023. He also served on the board of Thunderbird Entertainment Group Inc. (formerly Thunderbird Entertainment, Inc.) from June 2014 to March 2021. Mr. Holmes served as Chairman of the Board of GoldSpot Discoveries Corp. from February 2019 to May 2020 and as a director from February 2019 to June 2020. Mr. Holmes served as Director of Meridian Global Gold & Resources Fund Ltd. from December 2003 to November 2017; and Director of Meridian Global Energy & Resources Fund Ltd. from April 2006 to November 2017.
Jerold H. Rubinstein	85	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein has served as Director and Chairman of Salton Sea Industries from June 2016 to June 2020. Mr. Rubinstein served as Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to December 2017. He also served as Director and Chairman of the Audit Committee of Greenwood Hall, Inc. from November 2016 to June 2017.
Roy D. Terracina	77	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Mr. Terracina is the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994 and has served as Chief Executive Officer and Board Chair of the Sonar Company since July 2021.
Thomas F. Lydon, Jr.	63	Director of the Company since June 1997. Mr. Lydon has served as Vice Chairman of VettaFi since May 2022; President of Global Trends Investments since April 1996; co-CEO of ETF Flows LLC since February 2019; Board Member of Alerian Company since August 2021; Independent Trustee of Guggenheim Investments since February 2012; and Independent Director of Harvest Volatility Edge Trust from December 2017 to December 2018.
Lisa C. Callicotte	50	Chief Financial Officer of the Company since July 12, 2013. Controller of the Company from July 2009 until July 2013. Since July 2009, Ms. Callicotte has served and continues to serve in various positions with the Company and its subsidiaries.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2023 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held nine meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. All directors attended the 2022 fiscal year annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member

Audit Committee. The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements of the Company; the independent auditor’s qualifications and independence; the performance of the Company’s independent auditors; complaints relating to the Company’s accounting, internal accounting controls and audit matters; and the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Board of Directors has determined that Director Roy Terracina qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act. Mr. Terracina’s pertinent experience, qualifications, attributes, and skills include: a bachelor’s degree and a master’s degree in finance, financial experience as a treasurer of a publicly traded company, managerial experience attained as the owner of a company responsible as a major supplier of baked and packaged goods primarily through the Department of Defense, the knowledge and experience he has attained from service on other boards and the knowledge and experience he has attained from his service on U.S. Global’s Board of Directors. The Audit Committee met six times during the past fiscal year. Each incumbent committee member attended at least 75 percent of the committee meetings during the last fiscal year.

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. Grant Thornton LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2023, is responsible for performing an independent audit of U.S. Global’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and Grant Thornton LLP. The committee has discussed with Grant Thornton LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2023 audited financial statements. The Audit Committee has received the written disclosures and the letter from Grant Thornton LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with Grant Thornton LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2023.

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

The Company believes generally that its Board of Directors as a whole should encompass a range of talent and expertise, enabling it to provide sound guidance with respect to the Company’s operations and interests. Whenever a vacancy occurs on the Board of Directors, the board members are responsible for identifying one or more candidates to fill that vacancy, investigating each candidate and evaluating their suitability for service on the board. The following attributes or qualifications will be considered by the Board of Directors in evaluating a person’s candidacy:

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO and the CFO, (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2023. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, who are the only NEOs for the fiscal year 2023.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2023 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three independent members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2023, no stock options were granted under this plan. As of June 30, 2023, under this amended plan, 1,964,400 options had been granted, 883,000 options had been exercised, 852,400 options had expired, 229,000 remained outstanding, and 488,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2023, no stock options were granted under this plan. As of June 30, 2023, 583,300 options had been granted; 257,000 shares had been exercised; 324,300 options had expired; 2,000 options remained outstanding; and 141,000 options are available for grant.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $22,500 in calendar year 2023. An additional “catch-up” pretax contribution of up to $7,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows us to make a discretionary profit-sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit-sharing contribution. The Company made a profit-sharing contribution of $200,000 in fiscal years 2023 and 2022.

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

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. The Company matches these contributions on a limited basis. During fiscal years 2023 and 2022, employees purchased 19,981 and 10,191 shares of treasury stock from us, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2023 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2023, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($) [1]	($) [2,3]	($)
(dollars in thousands)

Frank E. Holmes
Chief Executive Officer	2022	424	97	1,329	173	2,023
Chief Investment Officer	2023	434	97	468	168	1,167

Lisa C. Callicotte
Chief Financial Officer	2022	163	63	-	52	278
	2023	172	96	-	55	323

1.	The amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
2.

For fiscal year 2023, represents amounts paid by us on behalf of or to Mr. Holmes as follows: (i) $63 in insurance, (ii) $32 in matched contributions, (iii) $27 in paid time off payout, (iv) $25 in profit-sharing, (v) $2 in memberships, and (vi) $19 in miscellaneous items.

3.

For fiscal year 2023, represents amounts paid by us on behalf of or to Ms. Callicotte as follows: (i) $22 in profit-sharing, (ii) $20 in matched contributions, (iii) $11 in paid time off payout, and (iv) $2 in miscellaneous items.

Outstanding equity awards as of June 30, 2023, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

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

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $15,000 in any quarter. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Director compensation for the fiscal year ended June 30, 2023, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned or
Name	Paid in Cash [1]	Total
(dollars in thousands)
Jerold H. Rubinstein	$180	$180
Roy D. Terracina	$68	$68
Thomas F. Lydon, Jr.	$68	$68

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On November 8, 2023, there were 2,068,549 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.81%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On November 8, 2023, there were 12,240,786 shares of the Company’s class A common stock outstanding. There were no persons known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Security Ownership of Management

The following table sets forth, as of November 8, 2023, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person directly owns the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
Beneficial Owner	Common Stock		Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.81%	530,408	4.33%
Lisa C. Callicotte, CFO	-	-	26,875	0.22%
Jerold H. Rubinstein, Director	-	-	2,800	0.02%
Roy D. Terracina, Director	-	-	63,800	0.52%
Thomas F. Lydon, Jr., Director	-	-	17,500	0.14%
All directors and executive officers as a group (five persons)	2,064,560	99.81%	641,383	5.24%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	229,000	$6.05	488,000
1997 Non-Qualified Stock Option Plan [2]	2,000	$2.74	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	82,797
Total	231,000		711,797

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2023, rendered by Grant Thornton LLP.

Fiscal year ended June 30,
(dollars in thousands)	2023
Audit fees [1]	$332
Audit-related fees [2]	-
Tax fees [3]	76
Total fees	$408

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

All services provided by Grant Thornton LLP in the fiscal year ended June 30, 2023, were pre-approved by the Audit Committee.

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

14.02	Code of Ethics, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2019 (EDGAR Accession No. 0001185185-20-000164)
21	List of Subsidiaries of the Company, included herein.
23.1	Grant Thornton LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
23.2	BDO USA, LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: November 16, 2023	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	November 16, 2023

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	November 16, 2023

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	November 16, 2023

/s/ Roy D. Terracina
Roy D. Terracina	Director	November 16, 2023

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	November 16, 2023