Form 10-K/A
period 2023-06-30
U S GLOBAL INVESTORS INC
filed 2023-11-29
CIK 754811

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
Yes ☐ No ☒

Auditor Information: Grant Thornton LLP; Dallas, Texas; PCAOB ID# 248

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

Documents incorporated by reference: None

Explanatory Note
We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the Securities and Exchange Commission on November 16, 2023 (the “Original Form 10-K”). The purpose of this amendment is to include a previously omitted discussion of changes in accountants, and to amend the Consent of BDO USA, LLP, to reflect the name BDO USA, P.C. (formerly BDO USA, LLP).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),  Item 9 of Part II and Item 15(a)3 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety.  In addition, as required by the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act.

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

This Amended Annual Report on Form 10-K/A reflects amendments to the following items:
• Part II, Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
• Part IV, Item 15 (a) 3 — Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Annual Report on Form 10-K/A. See Exhibit 31.2.

Part II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosures during the two most recent fiscal years. BDO USA, LLP, now known as BDO USA, P.C., was the independent registered public accounting firm to U.S. Global Investors, Inc. (the "Company") for fiscal year 2022 and through September 2022. Grant Thornton LLP was the independent registered public accounting firm to the Company from December 2022 through fiscal year 2023.

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

14.02	Code of Ethics, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2019 (EDGAR Accession No. 0001185185-20-000164)
21**	List of Subsidiaries of the Company.
23.1**	Grant Thornton LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc.
23.2*	BDO USA, P.C. consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
31.1**	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1**	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Filed with Original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: November 29, 2023	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	November 29, 2023

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	November 29, 2023

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	November 29, 2023

/s/ Roy D. Terracina
Roy D. Terracina	Director	November 29, 2023

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	November 29, 2023