Form 10-Q
period 2023-12-31
U S GLOBAL INVESTORS INC
filed 2024-02-08
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2023

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

On February 1, 2024, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 12,058,980 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$27,466	$25,401
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	10,092	11,642
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,376	1,245
Tax receivable	232	576
Prepaid expenses	262	510
Total Current Assets	40,428	40,374

Net Property and Equipment	1,126	1,138

Other Assets
Deferred tax asset	2,130	1,920
Investments in trading securities at fair value, non-current	1,465	1,563
Investments in available-for-sale debt securities at fair value (amortized cost: $7,056 and $7,729, respectively) (net of allowance for credit losses of $0, and $0, respectively)	5,784	7,008
Investments in held-to-maturity debt securities at amortized cost	1,000	1,000
Less: Allowance for credit losses	(177)	-
Investments in held-to-maturity debt securities, net of allowance for credit losses	823	1,000
Other investments	1,613	2,388
Financing lease, right of use assets	53	65
Other assets, non-current	210	217
Total Other Assets	12,078	14,161
Total Assets	$53,632	$55,673
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$93	$143
Accrued compensation and related costs	473	1,165
Dividends payable	322	329
Financing lease liability, short-term	30	28
Other accrued expenses	1,235	1,274
Total Current Liabilities	2,153	2,939

Long-Term Liabilities
Deferred tax liability	19	4
Reserve for uncertain tax positions	546	496
Financing lease liability, long-term	24	38
Total Long-Term Liabilities	589	538
Total Liabilities	2,742	3,477

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at December 31, 2023, and June 30, 2023; 12,113,760 and 12,496,674 shares outstanding at December 31, 2023, and June 30, 2023, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at December 31, 2023, and June 30, 2023	52	52
Additional paid-in-capital	16,444	16,442
Treasury stock, class A shares at cost; 1,753,239 and 1,370,325 shares at December 31, 2023, and June 30, 2023, respectively	(4,891)	(3,740)
Accumulated other comprehensive income, net of tax	963	1,348
Retained earnings	37,975	37,747
Total Shareholders’ Equity	50,890	52,196
Total Liabilities and Shareholders’ Equity	$53,632	$55,673

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Operating Revenues
Advisory fees	$5,893	$8,072	$2,790	$3,695
Administrative services fees	58	68	28	33
Total Operating Revenues	5,951	8,140	2,818	3,728
Operating Expenses
Employee compensation and benefits	2,236	2,305	962	1,130
General and administrative	2,992	3,012	1,490	1,508
Advertising	193	206	112	120
Depreciation	123	122	62	61
Interest	1	2	-	1
Total Operating Expenses	5,545	5,647	2,626	2,820
Operating Income	406	2,493	192	908
Other Income (Loss)
Net investment income (loss)	903	(1,344)	1,416	116
Other income (loss)	115	123	57	62
Total Other Income (Loss)	1,018	(1,221)	1,473	178
Income (Loss) Before Income Taxes	1,424	1,272	1,665	1,086
Provision for Income Taxes
Tax expense (benefit)	371	372	436	239
Net Income (Loss)	$1,053	$900	$1,229	$847

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.07	$0.06	$0.09	$0.06
Diluted Net Income (Loss) per share	$0.07	$0.06	$0.09	$0.06

Basic weighted average number of common shares outstanding	14,378,419	14,919,317	14,291,328	14,889,946
Diluted weighted average number of common shares outstanding	14,378,551	14,919,693	14,291,396	14,890,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Net Income (Loss)	$1,053	$900	$1,229	$847
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	120	(1,019)	68	(904)
Less: reclassification adjustment for gains included in net income (loss), net of tax	(505)	(715)	(239)	(344)
Net change from available-for-sale securities	(385)	(1,734)	(171)	(1,248)
Other Comprehensive Income (Loss)	(385)	(1,734)	(171)	(1,248)
Total Comprehensive Income (Loss)	$668	$(834)	$1,058	$(401)

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,747	$52,196
Impact of ASU 2016-13 adoption, net of tax (Note 2)	-	-	-	-	-	-	-	-	(183)	(183)
Balance at June 30, 2023 (as adjusted for change in accounting principle)	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,564	$52,013
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	198,213	(617)	-	-	(617)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	2	(5,494)	15	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(322)	(322)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(214)	-	(214)
Net income (loss)	-	-	-	-	-	-	-	-	(176)	(176)
Balance at September 30, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,563,044	$(4,342)	$1,134	$37,066	$50,701
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	196,295	(566)	-	-	(566)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(6,100)	17	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(320)	(320)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(171)	-	(171)
Net income (loss)	-	-	-	-	-	-	-	-	1,229	1,229
Balance at December 31, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,753,239	$(4,891)	$963	$37,975	$50,890

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$35,923	$53,785
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	39,965	(133)	-	-	(133)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	3	(3,983)	10	-	-	13
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(486)	-	(486)
Net income (loss)	-	-	-	-	-	-	-	-	53	53
Balance at September 30, 2022	13,866,999	$347	2,068,549	$52	$16,440	1,014,031	$(2,722)	$3,138	$35,641	$52,896
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	87,407	(249)	-	-	(249)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(4,898)	13	-	-	14
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(1,248)	-	(1,248)
Net income (loss)	-	-	-	-	-	-	-	-	847	847
Balance at December 31, 2022	13,866,999	$347	2,068,549	$52	$16,441	1,096,540	$(2,958)	$1,890	$36,153	$51,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,053	$900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	(65)	(144)
Net recognized (gain) loss on disposal of fixed assets	-	3
Net realized (gains) losses on securities	101	(905)
Unrealized (gains) losses on securities	181	2,842
Provision for deferred taxes	(45)	(274)
Allowance for credit losses	(55)	-
Changes in operating assets and liabilities:
Accounts and other receivables	213	448
Prepaid expenses and other assets	267	(202)
Accounts payable and other accrued liabilities	(740)	(1,540)
Total adjustments	(143)	228
Net cash provided by (used in) operating activities	910	1,128
Cash Flows from Investing Activities:
Purchase of property and equipment	(111)	(14)
Purchase of trading securities at fair value, non-current	(215)	-
Purchase of other investments	-	(477)
Proceeds on sale of trading securities at fair value, current	1,600	-
Proceeds on sale of trading securities at fair value, non-current	181	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	1,500	1,500
Return of capital on other investments	-	5
Net cash provided by (used in) investing activities	2,955	1,014
Cash Flows from Financing Activities:
Principal payments on financing lease	(15)	(13)
Issuance of common stock	34	27
Repurchases of common stock	(1,171)	(382)
Dividends paid	(648)	(672)
Net cash provided by (used in) financing activities	(1,800)	(1,040)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,065	1,102
Beginning cash, cash equivalents, and restricted cash	26,401	23,314
Ending cash, cash equivalents, and restricted cash	$28,466	$24,416

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$322	$335
Excise tax liability accrued on stock repurchases	$12	$-
Unsettled sales of non-current trading securities	$181	$-
Unsettled class A common stock repurchases	$40	$4

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$470

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of its Consolidated Financial Statements for the fiscal year ended June 30, 2023, the Company determined that its previously issued Consolidated Financial Statements as of and for the three and six months ended December 31, 2022, contained an error. Specifically, the Company did not record certain liabilities as required by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (codified under ASC 740-10). Based on management’s evaluation of the accounting error under the SEC Staff’s Accounting Bulletins Nos. 99 and 108 and interpretations thereof, the Company concluded the error is not material, on an individual or aggregate basis, to the Company’s previously reported financial statements. The Company has corrected this accounting error in the accompanying Consolidated Financial Statements as of and for the three and six months ended December 31, 2022, as a revision to those financial statements.

The following table sets forth the impact of correcting this error in the Company’s previously issued Consolidated Financial Statements.

	Six Months Ended December 31, 2022			Three Months Ended December 31, 2022
	As			As
	Previously	Immaterial	As	Previously	Immaterial	As
(dollars in thousands, except per share data)	Reported	Revisions	Revised	Reported	Revisions	Revised
Tax expense (benefit)	$296	$76	$372	$217	$22	$239
Net Income (Loss)	$976	$(76)	$900	$869	$(22)	$847

Earnings Per Share
Basic Net Income (Loss) per Share	$0.07	$(0.01)	$0.06	$0.06	$0.00	$0.06
Diluted Net Income (Loss) per Share	$0.07	$(0.01)	$0.06	$0.06	$0.00	$0.06

In addition to the changes listed above, the Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, and impacted footnote disclosures have also been revised to reflect the error correction.

NOTE 2. BASIS OF PRESENTATION AND CONSOLIDATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2023 ("Form 10-K"), except for the adoption of the new accounting pronouncement discussed below.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 3 and 4. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $10.9 million at December 31, 2023, and $12.5 million at June 30, 2023.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	December 31, 2023	June 30, 2023
Investments in securities at fair value, current	$10,092	$11,642
Investments in equity securities at fair value, non-current	760	785
Other receivables	34	45
Total VIE assets, maximum exposure to loss	$10,886	$12,472

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Due to rounding, the year-to-date amount may not be the exact sum of the quarterly amounts. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2024 (“fiscal 2024”).

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

Adoption of New Accounting Standard

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has subsequently issued several amendments (collectively, “ASU 2016-13”). ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model, or "CECL") that is based on expected losses rather than incurred losses for most financial assets and certain other instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. It also modifies the impairment model for available-for-sale debt securities; the concept of "other-than-temporary" impairment was replaced by a determination of whether any impairment is a result of a credit loss or other factors. To adopt the standard, entities are required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Company adopted the standard using the modified-retrospective approach for all financial assets measured at amortized cost on July 1, 2023, and recognized an initial allowance for credit losses of $232,000 for one held-to-maturity debt security. The cumulative-effect adjustment to beginning retained earnings, net of the related tax effect, was a decrease of $183,000.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company has evaluated the guidance and does not expect the adoption of the new standard to have a material impact on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2023-07 on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the pending adoption of ASU 2023-09 on its Consolidated Financial Statements.

Significant Accounting Policies

As a result of the adoption of an accounting pronouncement during the current fiscal year, the following accounting policies have been updated. For a complete listing of the Company's significant accounting policies, please refer to the Annual Report on Form 10-K for the year ended June 30, 2023.

Investments in Debt Securities. The Company classifies debt investments based on the Company’s intent to sell the security or its intent and ability to hold the debt security to maturity. Debt securities classified as trading are acquired with the intent to sell in the near term and are carried at fair value with changes reported in earnings. Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are measured at amortized cost. All other debt securities are classified as available-for-sale and are carried at fair value, and changes in unrealized gains and losses are reported net of tax in accumulated other comprehensive income (loss), except for declines in fair value determined to be a result of credit loss, which are reported in earnings. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to net investment income (loss). Both available-for-sale and held-to-maturity debt securities are subject to an allowance for credit losses.

Allowance for Credit Losses (Held-to-Maturity Debt Securities). For held-to-maturity debt securities, the Company is required to utilize the CECL methodology to estimate expected credit losses. Securities are evaluated on an individual basis. The individual assessment and determination of expected credit losses is generally based on the discounted cash flow method. Under the discounted cash flow method, the allowance for credit losses reflects the difference between the amortized cost basis and the present value of the expected cash flows. The Company adjusts the discount rate utilized to determine the present value of the expected cash flows quarterly for subsequent fluctuations in market interest rates. Changes in the present value attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts, and are included in interest income within net investment income (loss) on the Consolidated Statements of Operations. Changes in the allowance attributable to expectations of cash flow timing or amounts are recorded as a provision (or release) for credit losses and are included within other income (loss) on the Consolidated Statements of Operations. Held-to-maturity debt securities, or portions thereof, are charged against the allowance when management believes the uncollectible status of a held-to-maturity security is confirmed. Accrued interest receivable is excluded from the allowance for credit losses. For more information about held-to-maturity debt securities, see Note 3, Investments.

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

Receivables and Allowance for Credit Losses. Receivables consist primarily of advisory and other fees owed to the Company by clients. The Company records an expense based on a forward-looking current expected credit loss model to maintain an allowance for credit losses. When determining the allowance for receivables, the probability of recoverability of the receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates, is considered. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Due to the short-term nature, the Company had no allowance for credit losses related to receivables as of December 31, 2023, or June 30, 2023.

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

NOTE 3. INVESTMENTS

As of December 31, 2023, the Company held investments carried at fair value on a recurring basis of $17.3 million and a cost basis of $25.1 million. The fair value of these investments is approximately 32.3 percent of the Company’s total assets at December 31, 2023. In addition, the Company held other investments of approximately $1.6 million and held-to-maturity debt investments, net of allowance for credit losses, of $823,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $10.9 million and $12.4 million as of December 31, 2023, and June 30, 2023, respectively, and investments in HIVE Digital Technologies Ltd. (“HIVE”), which were warrants and convertible debentures valued at $5.8 million at December 31, 2023, and $7.3 million at June 30, 2023. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of December 31, 2023, and June 30, 2023, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	December 31, 2023
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - International	$443	$-	$2	$445
Mutual funds - Fixed income	10,092	-	-	10,092
Mutual funds - Global equity	760	-	-	760
Total equity securities	11,295	-	2	11,297
Debt securities:
Corporate debt securities	260	-	-	260
Total investments in trading securities:	11,555	-	2	11,557
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	5,784	5,784
Total investments carried at fair value on a recurring basis:	$11,555	$-	$5,786	$17,341
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$435	$435

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the six months ended December 31, 2023. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

	June 30, 2023
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - International	$488	$-	$290	$778
Mutual funds - Fixed income	11,642	-	-	11,642
Mutual funds - Global equity	785	-	-	785
Total equity securities	12,915	-	290	13,205
Debt securities:
Corporate debt securities	-	-	-	-
Total investments in trading securities:	12,915	-	290	13,205
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	7,008	7,008
Total investments carried at fair value on a recurring basis:	$12,915	$-	$7,298	$20,213
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$1,786	$1,786

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the fiscal year ended June 30, 2023. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in convertible securities of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. The Company purchased the convertible securities for $15.0 million in January 2021. The convertible securities are comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, expiring in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70, and each five whole warrants entitles the Company to acquire one common share at a price of $15.00 (Canadian). The remaining principal amount was $6.1 million as of December 31, 2023. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the Consolidated Balance Sheets, unrealized gain (loss) recognized in net investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of December 31, 2023, or June 30, 2023. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at December 31, 2023. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

The Company recorded the warrants at the estimated fair value of $5.9 million on the purchase date. The debentures were recorded at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the warrants and debentures was $2,000 and $5.8 million, respectively, at December 31, 2023, and $290,000 and $7.0 million, respectively, at June 30, 2023.

The Company utilizes an independent third-party to estimate the fair values of the HIVE convertible securities and currently considers the fair value measurements to contain Level 3 inputs. The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the six months ended December 31, 2023.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended December 31, 2023
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$290	$7,008
Principal repayments	-	(1,500)
Amortization of day one premium	-	(96)
Accretion of bifurcation discount	-	284
Total gains or losses included in:
Net Investment Income (Loss)	(288)	576
Other Comprehensive Income (Loss)	-	(488)
Ending Balance	$2	$5,784

The following is quantitative information as of December 31, 2023, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	December 31, 2023
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$2	Option pricing model	Volatility	185.0%
			Risk-Free Rate	4.66%
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$5,784	Binomial lattice model	Volatility	100.0%
			Credit Spread	9.90%
			Risk-Free Rate	3.78%

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in the current period's earnings. The following details the components of the Company’s trading securities carried at fair value as of December 31, 2023, and June 30, 2023.

	December 31, 2023
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$6,595	$(6,150)	$445
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	10,280	(188)	10,092
Mutual funds - Global equity	929	(169)	760
Total equity securities	17,849	(6,552)	11,297
Debt securities:
Corporate debt securities	215	45	260
Total trading securities at fair value	$18,064	$(6,507)	$11,557

	June 30, 2023
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$6,679	$(5,901)	$778
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	11,947	(305)	11,642
Mutual funds - Global equity	930	(145)	785
Total equity securities	19,601	(6,396)	13,205
Debt securities:
Corporate debt securities	-	-	-
Total trading securities at fair value	$19,601	$(6,396)	$13,205

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables below. The Company held one financial instrument classified as available-for-sale containing an embedded derivative, which represents an investment in HIVE, at December 31, 2023, and June 30, 2023. As of December 31, 2023, the unrealized loss position in the available-for-sale security was related to changes in the fair value of the embedded derivatives and not the result of credit losses; therefore, an allowance for credit losses was not recorded.

The following details the components of the Company’s available-for-sale debt investments as of December 31, 2023, and June 30, 2023.

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$7,056	$1,219	$-	$(2,491)	$5,784	$-

	June 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$7,729	$1,707	$-	$(2,428)	$7,008	$-

1.	Represents changes in unrealized gains and losses related to embedded derivatives included within net investment income (loss) on the Consolidated Statements of Operations.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheets, categorized by risk exposure, at December 31, 2023, and June 30, 2023.

	December 31, 2023	June 30, 2023
	Other Assets	Other Assets
	Investments in	Investments in
	available-for-sale	available-for-sale
(dollars in thousands)	debt securities	debt securities
Embedded Derivatives:
Equity price risk exposure	$51	$114

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three and six months ended December 31, 2023, and 2022.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(63)	$26	$16	$26

At December 31, 2023, and June 30, 2023, the Company held one debt security classified as held-to-maturity. The security had an estimated fair value that was lower than the carrying value by $177,000 at December 31, 2023, and $232,000 at  June 30, 2023. The security has been in a continuous unrealized loss position for over twelve months. We have evaluated the unrealized loss on the security at December 31, 2023, and determined it to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns regarding the ability of the issuer to meet their obligations.

The following details the components of the Company’s held-to-maturity debt investments as of December 31, 2023, and June 30, 2023.

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Allowance for Credit Losses
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$-	$(177)	$823	$177

	June 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Allowance for Credit Losses
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$-	$(232)	$768	$-

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of December 31, 2023, and  June 30, 2023, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. Since the adoption of ASU 2016-13 on July 1, 2023, and through December 31, 2023, the allowance for credit losses decreased $55,000 which was attributable to the passage of time. For the three and six months ended December 31, 2023, $28,000 and $55,000, respectively, was included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment. There was no allowance at  June 30, 2023.

(dollars in thousands)	December 31, 2023
Beginning Balance, prior to adoption of ASU 2016-13	$-
Impact of ASU 2016-13 adoption	232
Provision for credit losses - reversal (1)	(55)
Ending Balance	$177

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of debt securities at December 31, 2023, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	December 31, 2023
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$7,056	$1,000
Fair Value	$5,784	$823

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

As of December 31, 2023, none of the Company's investments in debt securities were delinquent or in a non-accrual status.

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

The carrying value of equity securities without readily determinable fair values was approximately $2.4 million as of June 30, 2023. The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2023, and 2022, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Other Investments
Carrying value	$1,613	$2,633	$1,613	$2,633
Upward carrying value changes	$-	$5	$-	$5
Downward carrying value changes/impairment	$(775)	$(1,841)	$-	$(2)

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through December 31, 2023. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $4.5 million since their respective acquisitions through December 31, 2023.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at December 31, 2023, and at June 30, 2023. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of December 31, 2023.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Six Months Ended		Three Months Ended
(dollars in thousands)	December 31,		December 31,
Net Investment Income (Loss)	2023	2022	2023	2022
Realized gains (losses) on equity securities	$(740)	$-	$79	$-
Realized gains (losses) on debt securities	639	905	303	436
Unrealized gains (losses) on equity securities	(164)	(2,868)	279	(937)
Unrealized gains (losses) on debt securities	46	-	46	-
Unrealized gains (losses) on embedded derivatives	(63)	26	16	26
Unrealized gains (losses) on cash equivalents	(2)	-	(2)	-
Dividend and interest income	1,185	900	603	481
Realized foreign currency gains (losses)	2	(307)	92	110
Total Net Investment Income (Loss)	$903	$(1,344)	$1,416	$116

Realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures were $303,000 and $639,000 for the three and six months ended December 31, 2023, respectively, and $436,000 and $905,000 for the three and six months ended December 31, 2022, respectively.

The following table presents unrealized gains and losses recognized during the three and six months ended December 31, 2023, and 2022, on equity securities and debt securities classified as trading still held at each respective date.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Unrealized gains and losses for securities held at the reporting date:
Equity securities:
Net gains and losses recognized during the period	$(904)	(2,868)	$358	$(937)
Less: Net gains and losses recognized during the period on securities sold during the period	35	-	79	-
Net unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date (1)	$(939)	$(2,868)	$279	$(937)
Debt securities classified as trading:
Net gains and losses recognized during the period	$46	-	$46	$-
Less: Net gains and losses recognized during the period on securities sold during the period	-	-	-	-
Net unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date	$46	$-	$46	$-

1.

Includes net unrealized and realized losses as a result of the measurement alternative of $0 and $775,000 for the three and six months ended December 31, 2023, net unrealized and realized gains of $5,000 for the three months ended December 31, 2022, and net unrealized and realized losses of $1.8 million, for the six months ended December 31, 2022.

Net investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
ETF advisory fees	$5,171	$7,218	$2,462	$3,305
USGIF advisory fees	965	1,135	459	525
USGIF performance fees received (paid)	(243)	(281)	(131)	(135)
Total Advisory Fees	5,893	8,072	2,790	3,695
USGIF administrative services fees	58	68	28	33
Total Operating Revenue	$5,951	$8,140	$2,818	$3,728

The Company serves as investment advisor to three U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs, and has agreed to bear all expenses of the ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through April 2024. The aggregate fees waived, and expenses borne by the Company for SEA were $43,000 and $78,000 for the three and six months ended December 31, 2023, respectively, and $0 and $47,000 and for the three and six months ended December 31, 2022, respectively. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF.

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2024. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $192,000 and $445,000 for the three and six months ended December 31, 2023, respectively, and $303,000 and $523,000 for the three and six months ended December 31, 2022, respectively. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of December 31, 2023, the Company had receivables from fund clients of $1.1 million, of which $944,000 was from the ETFs and $115,000 was from USGIF. As of June 30, 2023, the Company had $1.1 million in receivables from fund clients, of which $1.0 million was from ETFs and $126,000 was from USGIF. There was no allowance for credit losses related to receivables as of December 31, 2023, or June 30, 2023.

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

(dollars in thousands)	December 31, 2023	June 30, 2023
Cash and cash equivalents	$27,466	$25,401
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$28,466	$26,401

NOTE 6. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expenses included in general and administrative expense on the Consolidated Statements of Operations totaled $33,000 and $65,000 for the three and six months ended December 31, 2023, respectively, and $32,000 and $54,000 for the three and six months ended December 31, 2022, respectively.

The following table presents the components of lease cost.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$15	$14	$8	$7
Interest on lease liabilities	1	2	-	1
Total finance lease cost	16	16	8	8
Short-term lease cost	50	40	25	25
Total lease cost	$66	$56	$33	$33

Supplemental information related to the Company's leases follows.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Operating cash flows from financing leases included in lease liabilities	$1	$2	$-	$1
Financing cash flows from financing leases included in lease liabilities	$15	$13	$8	$8

Additional qualitative information concerning the Company’s leases follows.

	December 31, 2023	June 30, 2023
Weighted-average remaining lease term - financing leases (years)	1.75	2.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of December 31, 2023.

(dollars in thousands)
Fiscal Year	Finance Leases
2024 (excluding the six months ended December 31, 2023)	$16
2025	33
2026	8
Total lease payments	57
Less imputed interest	(3)
Total	$54

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2025. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $27,000 and $55,000 for the three and six months ended December 31, 2023, respectively, and $31,000 and $65,000 for the three and six months ended December 31, 2022, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $3,000 at December 31, 2023, and $4,000 at June 30, 2023.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of December 31, 2023.

(dollars in thousands)
Fiscal Year	Operating Leases
2024 (excluding the six months ended December 31, 2023)	$21
2025	36
Total lease payments	$57

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 7. DEBT

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2024, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at December 31, 2023, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2023, the credit facility remains unutilized by the Company.

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month for fiscal year 2023 and through  December 2023.

In December 2023, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2024, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and six months ended December 31, 2023, the Company repurchased 196,295 and 394,508 class A shares using cash of $560,000 and $1.2 million, respectively. For the three and six months ended December 31, 2022, the Company repurchased 87,407 and 127,372 class A shares using cash of $249,000 and $382,000, respectively.

In August 2022, the Inflation Reduction Act (IRA) was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations, effective on January 1, 2023. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions was $6,000 and $12,000 for the three and six months ended December 31, 2023, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At  December 31, 2023, and 2022, there were 229,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. There were no options granted or exercised for the three and six months ended December 31, 2023, or 2022. There were no options forfeited during the three and six months ended December 31, 2023, and 0 and 2,000 options forfeited during the three and six months ended December 31, 2022.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three and six months ended December 31, 2023, or 2022. As of  December 31, 2023, and 2022, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net Income (Loss)	$1,053	$900	$1,229	$847

Weighted average number of outstanding shares
Basic	14,378,419	14,919,317	14,291,328	14,889,946
Effect of dilutive securities
Stock options	132	376	68	85
Diluted	14,378,551	14,919,693	14,291,396	14,890,031

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.07	$0.06	$0.09	$0.06
Diluted Net Income (Loss) per share	$0.07	$0.06	$0.09	$0.06

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2023, and 2022, employee stock options of 229,000 were excluded from diluted EPS.

During the three and six months ended December 31, 2023, and 2022, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

For U.S. federal income tax purposes at December 31, 2023, the Company has no U.S. federal net operating loss carryovers and no capital loss carryovers. For Canadian income tax purposes, USCAN has $91,000 net operating loss carryovers expiring in fiscal year 2043 and no capital loss carryovers.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance of $24,000 was included to fully reserve for Canadian net operating loss carryovers at December 31, 2023, and June 30, 2023.

The Company maintains a reserve for uncertain tax positions for income tax matters. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $546,000 adequately covers open tax years and uncertain tax positions up to and including December 31, 2023, for major taxing jurisdictions. As of December 31, 2023, the entire $546,000 of unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Six Months Ended December 31, 2023
Balance at June 30, 2023	$1,348
Other comprehensive income (loss) before reclassifications	151
Tax effect	(31)
Amount reclassified from AOCI	(639)
Tax effect	134
Net other comprehensive income (loss)	(385)
Balance at December 31, 2023	$963

Six Months Ended December 31, 2022
Balance at June 30, 2022	$3,624
Other comprehensive income (loss) before reclassifications	(1,290)
Tax effect	271
Amount reclassified from AOCI	(905)
Tax effect	190
Net other comprehensive income (loss)	(1,734)
Balance at December 31, 2022	$1,890

NOTE 12. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Six Months Ended December 31, 2023
Net operating revenues	$5,951	$-	$5,951
Net investment income (loss)	$-	$903	$903
Other income (loss)	$115	$-	$115
Income (loss) before income taxes	$553	$871	$1,424
Depreciation	$123	$-	$123
Gross identifiable assets at December 31, 2023	$27,417	$24,085	$51,502
Deferred tax asset			$2,130
Consolidated total assets at December 31, 2023			$53,632
Six Months Ended December 31, 2022
Net operating revenues	$8,140	$-	$8,140
Net investment income (loss)	$-	$(1,344)	$(1,344)
Other income (loss)	$123	$-	$123
Income (loss) before income taxes	$2,646	$(1,374)	$1,272
Depreciation	$122	$-	$122
Gross identifiable assets at December 31, 2022	$23,952	$29,390	$53,342
Deferred tax asset			$1,609
Consolidated total assets at December 31, 2022			$54,951
Three Months Ended December 31, 2023
Net operating revenues	$2,818	$-	$2,818
Net investment income (loss)	$-	$1,416	$1,416
Other income (loss)	$57	$-	$57
Income (loss) before income taxes	$266	$1,399	$1,665
Depreciation	$62	$-	$62
Three Months Ended December 31, 2022
Net operating revenues	$3,728	$-	$3,728
Net investment income (loss)	$-	$116	$116
Other income (loss)	$62	$-	$62
Income (loss) before income taxes	$985	$101	$1,086
Depreciation	$61	$-	$61

Net operating revenues from investment management services includes operating revenues from ETF clients of $2.5 million and $5.2 million for the three and six months ended December 31, 2023, respectively, and $3.3 million and $7.2 million for the three and six months ended December 31, 2022, respectively. Net operating revenues from investment management services also include operating revenues from USGIF of $356,000 and $780,000 for the three and six months ended December 31, 2023, respectively, and $423,000 and $922,000 for the three and six months ended December 31, 2022, respectively.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of December 31, 2023, or June 30, 2023.

The Board has authorized a monthly dividend of $0.0075 per share through March 2024, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2024 is approximately $322,000.

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

FACTORS AFFECTING OUR BUSINESS

The rapid spread of COVID-19 and actions taken in response had a significant detrimental effect on the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. If this macro-economic risk persists, it could have an adverse material financial impact on the Company’s business and investments, including a material reduction in its results of operations.

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

At December 31, 2023, total assets under management, including ETF and USGIF clients, were approximately $2.1 billion versus $2.4 billion at December 31, 2022, a decrease of $0.3 billion. During the six months ended December 31, 2023, average assets under management, including ETF and USGIF clients, were $2.0 billion, versus $2.7 billion during the six months ended December 31, 2022. At June 30, 2023, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $2.4 billion, and decreased $0.3 billion during the six months ended December 31, 2023.

The following tables summarize the changes in assets under management for USGIF for the three and six months ended December 31, 2023, and 2022.

	Changes in Assets Under Management
	Three Months Ended December 31,
	2023			2022
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$221,097	$59,587	$280,684	$260,014	$66,807	$326,821
Market appreciation (depreciation)	18,118	1,090	19,208	23,355	539	23,894
Dividends and distributions	(1,252)	(579)	(1,831)	(11,329)	(408)	(11,737)
Net shareholder purchases (redemptions)	(4,776)	(3,376)	(8,152)	5,997	(1,943)	4,054
Ending Balance	$233,187	$56,722	$289,909	$278,037	$64,995	$343,032

Average investment management fee	0.82%	0.00%	0.65%	0.77%	0.00%	0.62%
Average net assets	$222,042	$57,908	$279,950	$273,280	$65,500	$338,780

	Changes in Assets Under Management
	Six Months Ended December 31,
	2023			2022
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$265,329	$63,110	$328,439	$286,367	$71,161	$357,528
Market appreciation (depreciation)	(3,204)	1,376	(1,828)	3,529	(219)	3,310
Dividends and distributions	(2,235)	(1,037)	(3,272)	(11,329)	(537)	(11,866)
Net shareholder purchases (redemptions)	(26,703)	(6,727)	(33,430)	(530)	(5,410)	(5,940)
Ending Balance	$233,187	$56,722	$289,909	$278,037	$64,995	$343,032

Average investment management fee	0.81%	0.00%	0.65%	0.82%	0.00%	0.66%
Average net assets	$236,621	$59,828	$296,449	$277,863	$67,270	$345,133

As shown above, USGIF period-end assets under management were lower at December 31, 2023, compared to December 31, 2022. Average net assets for the three and six months in the current fiscal year were lower than the same periods in the previous fiscal year.

USGIF period-end assets under management increased during the three months ended December 31, 2023, and 2022, primarily due to market appreciation, and decreased during the six months ended December 31, 2023, and 2022. During the six months ended December 31, 2023, the decrease was primarily due to redemptions, primarily driven by equity fund liquidations. During the six months ended December 31, 2022, the decrease was primarily due to dividends and distributions.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 65 basis points for the three and six months ended December 31, 2023, and 62 basis points and 66 basis points for the three and six months ended December 31, 2022, respectively. The average investment management fee for the equity funds was 82 basis points and 81 basis points for the three and six months ended December 31, 2023, respectively, and 77 basis points and 82 basis points for the three and six months ended December 31, 2022, respectively. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was minimal. Additionally, due to fee waivers, the equity fund liquidations did not have a significant impact of decreasing the average investment management fee rate for the equity funds.

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

As of December 31, 2023, the Company held investments carried at fair value of $17.3 million and a cost basis of $25.1 million. The fair value of these investments is approximately 32.3 percent of the Company’s total assets at December 31, 2023. In addition, the Company held other investments of approximately $1.6 million and held-to-maturity debt investments, net of allowance for credit losses, of $823,000.

Investments recorded at fair value on a recurring basis were approximately $17.3 million at December 31, 2023, compared to approximately $20.2 million at June 30, 2023, the Company’s prior fiscal year end, which is a decrease of approximately $2.9 million. See Note 3, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended December 31, 2023, and 2022

The Company recorded net income of $1.2 million ($0.09 per share) for the three months ended December 31, 2023, compared to net income of $847,000 ($0.06 per share) for the three months ended December 31, 2022, an increase of approximately $382,000. The increase is primarily due to an increase in net investment income compared to the same period in the prior year, offset by a decrease in operating revenues and increase in tax expense compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2023, decreased $910,000, or 24.4 percent, compared with the three months ended December 31, 2022. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $905,000, or 24.5 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $909,000. The majority of this decrease was from ETF unitary management fees, which decreased $843,000 as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were $131,000 compared to $135,000 in the corresponding period in the prior year. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2023, decreased $194,000, or 6.9 percent, compared with the three months ended December 31, 2022. The decrease in operating expenses was primarily attributable to a decrease in employee compensation of $168,000, or 14.9 percent and a decrease in general and administrative expenses of $18,000, or 1.2 percent.

Other Income (Loss)

Total consolidated other income for the three months ended December 31, 2023, was $1.5 million, compared to $178,000 for the three months ended December 31, 2022, a change of approximately $1.3 million. This change was primarily due to the following factors:

•

Net investment income was $1.4 million for the three months ended December 31, 2023, compared to $116,000 for the prior period, an increase of $1.3 million. This increase in net investment income is comprised of net unrealized gains on equity securities of $279,000, compared to net unrealized losses of $937,000 in the comparable period, a favorable change of $1.2 million, an increase in dividend and interest income of $122,000 compared to the same quarter in the prior year, and realized gains on equity securities of $79,000 in the current period whereas there were no realized gains on equity securities for the same quarter in the prior year. These favorable changes were offset by a decrease in realized gains on debt securities of $133,000, a decrease in foreign currency gains of $18,000, and a decrease in unrealized gains on embedded derivatives of $10,000 as compared to the same quarter in the prior year.

Provision for Income Taxes

A tax expense of $436,000 was recorded for the three months ended December 31, 2023, compared to $239,000 for the three months ended December 31, 2022, an increase of $197,000. The increase was primarily the result of higher net investment income (loss) somewhat offset by lower operating income compared to the same period in the prior year.

RESULTS OF OPERATIONS – Six months ended December 31, 2023, and 2022

The Company recorded net income of $1.1 million ($0.07 per share) for the six months ended December 31, 2023, compared to net income of $900,000 ($0.06 per share) for the six months ended December 31, 2022, a change of approximately $153,000. The change is primarily due to net investment income in the current period compared to net investment losses in same period in the prior year, somewhat offset by a decrease in operating revenues compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2023, decreased $2.2 million, or 26.9 percent, compared with the six months ended December 31, 2022. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $2.2 million, or 27.0 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $2.2 million. The majority of this decrease was from ETF unitary management fees, which decreased $2.0 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were $243,000 compared to $281,000 in the corresponding period in the prior year. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2023, decreased $102,000, or 1.8 percent, compared with the six months ended December 31, 2022. The decrease in operating expenses was primarily attributable to a decrease in employee compensation of $69,000, or 3.0 percent and a decrease in general and administrative expenses of $20,000, or 0.7 percent.

Other Income (Loss)

Total consolidated other income for the six months ended December 31, 2023, was $1.0 million, compared to a loss of $1.2 million for the six months ended December 31, 2022, a change of approximately $2.2 million. This change was primarily due to the following factors:

•

Net investment income was $903,000 for the six months ended December 31, 2023, compared to loss of $1.3 million for the prior period, a change of $2.2 million. This change is comprised of a favorable decrease in net unrealized losses on equity securities of $2.7 million, a favorable change in foreign currency translations of $309,000, and an increase in dividend and interest income of $285,000. These favorable changes were partially offset by net realized losses on equity securities of $740,000 in the current period, primarily related to an impairment, compared to no net realized losses on equity securities for the comparable prior period, a decrease in realized gains on debt securities of $266,000 compared to the prior period, and unrealized losses on embedded derivatives of $63,000 compared to $26,000 unrealized gains on embedded derivatives for the comparable period.

Provision for Income Taxes

A tax expense of $371,000 was recorded for the six months ended December 31, 2023, compared to a tax expense of $372,000 for the six months ended December 31, 2022, a change of $1,000. In the comparable prior period, the tax expense percentage was high in comparison to pre-tax income primarily due to discrete foreign currency losses for which the Company cannot claim a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, the Company had net working capital (current assets minus current liabilities) of approximately $38.3 million, an increase of $840,000, or 2.2 percent, since June 30, 2023, and a current ratio (current assets divided by current liabilities) of 18.8 to 1. With approximately $27.5 million in cash and cash equivalents, an increase of $2.1 million, or 8.1 percent since June 30, 2023, and $11.6 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 72.8 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $910,000, proceeds from principal paydowns of $1.5 million, and proceeds from sales of corporate investments of $1.8 million; offset by repurchases of the Company's common stock of $1.2 million, dividends paid of $648,000, and purchases of trading securities of $215,000. Consolidated shareholders’ equity at December 31, 2023, was $50.9 million, a decrease of $1.3 million, or 2.5 percent since June 30, 2023. The decrease was primarily due to repurchases of the Company's common stock of $1.2 million, dividends declared of $642,000, the impact of ASU 2016-13 adoption of $183,000, other comprehensive loss of $385,000, offset by net income of $1.1 million, for the six months ended December 31, 2023.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2024, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2023, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2024, but may be suspended or discontinued at any time. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $39.0 million are available to fund current activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. Due to these performance adjustments, the Company realized a decrease in its USGIF base advisory fee of $131,000 and $243,000 for the three and six months ended December 31, 2023, respectively, and $135,000 and $281,000 for the three and six months ended December 31, 2022, respectively.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of December 31, 2023, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	December 31, 2023	Percentage Change	Price Change	Net Income (Loss)(1)
Trading securities at fair value	$11,557	25% increase	$14,446	$2,283
		25% decrease	$8,668	$(2,283)
Embedded derivatives at fair value (2)	$51	25% increase	$64	$10
		25% decrease	$38	$(10)

1.

Changes in unrealized gains and losses on embedded derivatives and trading securities at fair value are included in earnings in the Consolidated Statements of Operations. The estimated increase (decrease) is after income taxes at the statutory rate in effect as of the balance sheet date.

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

A portion of the equity securities recorded at fair value in the above table subject to equity price risk are investments in common share purchase warrants of HIVE Digital Technologies Ltd. (“HIVE”), which were valued at $2,000 at December 31, 2023. Also, the embedded derivatives shown in the above table, which were valued at $51,000 at December 31, 2023, are related to HIVE convertible debentures. HIVE is discussed in more detail in Note 3, Investments, in the notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the Consolidated Balance Sheets and unrealized gain (loss) recognized in net investment income (loss).

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2023, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

The material weaknesses in internal controls over financial reporting that were disclosed in our annual report on Form 10-K as of and for the year ended June 30, 2023, were also present as of December 31, 2023. Notwithstanding the material weaknesses, we believe that the Consolidated Financial Statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three and six months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2023. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
10-01-23 to 10-31-23	57,631	$160	$2.78	57,631	$3,416
11-01-23 to 11-30-23	44,757	128	$2.86	44,757	$3,288
12-01-23 to 12-31-23	93,907	272	$2.90	93,907	$3,016
Total	196,295	$560	$2.85	196,295

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

U.S. GLOBAL INVESTORS, INC.

DATED:	February 8, 2024	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 8, 2024	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer