Form 10-Q
period 2024-03-31
U S GLOBAL INVESTORS INC
filed 2024-05-09
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

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

On May 2, 2024, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 11,844,295 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$27,460	$25,401
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	10,071	11,642
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,027	1,245
Tax receivable	749	576
Prepaid expenses	635	510
Total Current Assets	40,942	40,374

Net Property and Equipment	1,154	1,138

Other Assets
Deferred tax asset	1,840	1,920
Investments in trading securities at fair value, non-current	1,435	1,563
Investments in available-for-sale debt securities at fair value (amortized cost: $6,651, and $7,729, respectively) (net of allowance for credit losses of $0, and $0, respectively)	5,190	7,008
Investments in held-to-maturity debt securities at amortized cost	1,000	1,000
Less: Allowance for credit losses	(157)	-
Investments in held-to-maturity debt securities, net of allowance for credit losses	843	1,000
Other investments	1,114	2,388
Financing lease, right of use assets	45	65
Other assets, non-current	209	217
Total Other Assets	10,676	14,161
Total Assets	$52,772	$55,673
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$58	$143
Accrued compensation and related costs	306	1,165
Dividends payable	317	329
Financing lease liability, short-term	31	28
Other accrued expenses	1,629	1,274
Total Current Liabilities	2,341	2,939

Long-Term Liabilities
Deferred tax liability	20	4
Reserve for uncertain tax positions	549	496
Financing lease liability, long-term	16	38
Total Long-Term Liabilities	585	538
Total Liabilities	2,926	3,477

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at March 31, 2024, and June 30, 2023; 11,908,737 and 12,496,674 shares outstanding at March 31, 2024, and June 30, 2023, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at March 31, 2024, and June 30, 2023	52	52
Additional paid-in-capital	16,444	16,442
Treasury stock, class A shares at cost; 1,958,262 and 1,370,325 shares at March 31, 2024, and June 30, 2023, respectively	(5,456)	(3,740)
Accumulated other comprehensive income, net of tax	831	1,348
Retained earnings	37,628	37,747
Total Shareholders’ Equity	49,846	52,196
Total Liabilities and Shareholders’ Equity	$52,772	$55,673

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Operating Revenues
Advisory fees	$8,458	$11,663	$2,566	$3,591
Administrative services fees	86	101	27	33
Total Operating Revenues	8,544	11,764	2,593	3,624
Operating Expenses
Employee compensation and benefits	3,445	3,569	1,209	1,264
General and administrative	4,725	4,489	1,733	1,477
Advertising	291	297	97	91
Depreciation	163	183	41	61
Interest	2	3	1	1
Total Operating Expenses	8,626	8,541	3,081	2,894
Operating Income (Loss)	(82)	3,223	(488)	730
Other Income (Loss)
Net investment income (loss)	1,363	(189)	460	1,155
Other income (loss)	183	184	68	61
Total Other Income (Loss)	1,546	(5)	528	1,216
Income (Loss) Before Income Taxes	1,464	3,218	40	1,946
Provision for Income Taxes
Tax expense (benefit)	446	698	75	326
Net Income (Loss)	$1,018	$2,520	$(35)	$1,620

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.07	$0.17	$(0.00)	$0.11
Diluted Net Income (Loss) per share	$0.07	$0.17	$(0.00)	$0.11

Basic weighted average number of common shares outstanding	14,278,691	14,862,893	14,077,042	14,747,537
Diluted weighted average number of common shares outstanding	14,278,777	14,863,188	14,077,042	14,747,637

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023
Net Income (Loss)	$1,018	$2,520	$(35)	$1,620
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	199	(939)	79	80
Less: reclassification adjustment for gains included in net income (loss), net of tax	(716)	(1,026)	(211)	(311)
Net change from available-for-sale securities	(517)	(1,965)	(132)	(231)
Other Comprehensive Income (Loss)	(517)	(1,965)	(132)	(231)
Total Comprehensive Income (Loss)	$501	$555	$(167)	$1,389

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,747	$52,196
Impact of ASU 2016-13 adoption, net of tax (Note 2)	-	-	-	-	-	-	-	-	(183)	(183)
Balance at June 30, 2023 (as adjusted for change in accounting principle)	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,564	$52,013
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	198,213	(617)	-	-	(617)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	2	(5,494)	15	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(322)	(322)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(214)	-	(214)
Net income (loss)	-	-	-	-	-	-	-	-	(176)	(176)
Balance at September 30, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,563,044	$(4,342)	$1,134	$37,066	$50,701
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	196,295	(566)	-	-	(566)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(6,100)	17	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(320)	(320)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(171)	-	(171)
Net income (loss)	-	-	-	-	-	-	-	-	1,229	1,229
Balance at December 31, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,753,239	$(4,891)	$963	$37,975	$50,890
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	211,282	(582)	-	-	(582)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(6,259)	17	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(312)	(312)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(132)	-	(132)
Net income (loss)	-	-	-	-	-	-	-	-	(35)	(35)
Balance at March 31, 2024	13,866,999	$347	2,068,549	$52	$16,444	1,958,262	$(5,456)	$831	$37,628	$49,846

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED) (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$35,923	$53,785
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	39,965	(133)	-	-	(133)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	3	(3,983)	10	-	-	13
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(486)	-	(486)
Net income (loss)	-	-	-	-	-	-	-	-	53	53
Balance at September 30, 2022	13,866,999	$347	2,068,549	$52	$16,440	1,014,031	$(2,722)	$3,138	$35,641	$52,896
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	87,407	(249)	-	-	(249)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(4,898)	13	-	-	14
Dividends declared	-	-	-	-	-	-	-	-	(335)	(335)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(1,248)	-	(1,248)
Net income (loss)	-	-	-	-	-	-	-	-	847	847
Balance at December 31, 2022	13,866,999	$347	2,068,549	$52	$16,441	1,096,540	$(2,958)	$1,890	$36,153	$51,925
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	193,040	(556)	-	-	(556)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(5,486)	15	-	-	16
Dividends declared	-	-	-	-	-	-	-	-	(329)	(329)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(231)	-	(231)
Net income (loss)	-	-	-	-	-	-	-	-	1,620	1,620
Balance at March 31, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,284,094	$(3,499)	$1,659	$37,444	$52,445

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,018	$2,520
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	(103)	(198)
Net recognized (gain) loss on disposal of fixed assets	-	3
Net realized (gains) losses on securities	5,928	(1,286)
Unrealized (gains) losses on securities	(5,594)	2,504
Investment basis adjustment	-	(5)
Provision for deferred taxes	282	(265)
Allowance for credit losses	(75)	-
Changes in operating assets and liabilities:
Accounts and other receivables	45	754
Prepaid expenses and other assets	(97)	(146)
Accounts payable and other accrued liabilities	(551)	(1,252)
Total adjustments	(165)	109
Net cash provided by (used in) operating activities	853	2,629
Cash Flows from Investing Activities:
Purchase of property and equipment	(179)	(14)
Purchase of trading securities at fair value, non-current	(219)	-
Purchase of other investments	-	(663)
Proceeds on sale of trading securities at fair value, current	1,600	350
Proceeds on sale of trading securities at fair value, non-current	179	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	2,250	2,250
Return of capital on other investments	259	-
Net cash provided by (used in) investing activities	3,890	1,923
Cash Flows from Financing Activities:
Principal payments on financing lease	(22)	(20)
Issuance of common stock	51	43
Repurchases of common stock	(1,748)	(938)
Dividends paid	(965)	(1,004)
Net cash provided by (used in) financing activities	(2,684)	(1,919)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,059	2,633
Beginning cash, cash equivalents, and restricted cash	26,401	23,314
Ending cash, cash equivalents, and restricted cash	$28,460	$25,947

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$317	$332
Excise tax liability accrued on stock repurchases	$17	$-
Unsettled purchases of other investments	$-	$186
Unsettled class A common stock repurchases	$11	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$250	$470

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of its Consolidated Financial Statements for the fiscal year ended June 30, 2023, the Company determined that its previously issued Consolidated Financial Statements as of and for the three and nine months ended March 31, 2023, contained an error. Specifically, the Company did not record certain liabilities as required by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (codified under ASC 740-10). Based on management’s evaluation of the accounting error under the SEC Staff’s Accounting Bulletins Nos. 99 and 108 and interpretations thereof, the Company concluded the error is not material, on an individual or aggregate basis, to the Company’s previously reported financial statements. The Company has corrected this accounting error in the accompanying Consolidated Financial Statements as of and for the three and nine months ended March 31, 2023, as a revision to those financial statements.

The following table sets forth the impact of correcting this error in the Company’s previously issued Consolidated Financial Statements.

	Nine Months Ended March 31, 2023			Three Months Ended March 31, 2023
	As			As
	Previously	Immaterial	As	Previously	Immaterial	As
(dollars in thousands, except per share data)	Reported	Revisions	Revised	Reported	Revisions	Revised
Tax expense (benefit)	$602	$96	$698	$306	$20	$326
Net Income (Loss)	$2,616	$(96)	$2,520	$1,640	$(20)	$1,620

Earnings Per Share
Basic Net Income (Loss) per Share	$0.18	$(0.01)	$0.17	$0.11	$(0.00)	$0.11
Diluted Net Income (Loss) per Share	$0.18	$(0.01)	$0.17	$0.11	$(0.00)	$0.11

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 3 and 4. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $10.9 million at March 31, 2024, and $12.5 million at June 30, 2023.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	March 31, 2024	June 30, 2023
Investments in securities at fair value, current	$10,071	$11,642
Investments in equity securities at fair value, non-current	830	785
Other receivables	29	45
Total VIE assets, maximum exposure to loss	$10,930	$12,472

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

Receivables and Allowance for Credit Losses. Receivables consist primarily of advisory and other fees owed to the Company by clients. The Company records an expense based on a forward-looking current expected credit loss model to maintain an allowance for credit losses. When determining the allowance for receivables, the probability of recoverability of the receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates, is considered. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Due to the short-term nature, the Company had no allowance for credit losses related to receivables as of March 31, 2024, or June 30, 2023.

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

NOTE 3. INVESTMENTS

As of March 31, 2024, the Company held investments carried at fair value on a recurring basis of $16.7 million and a cost basis of $18.9 million. The fair value of these investments is approximately 31.6 percent of the Company’s total assets at March 31, 2024. In addition, the Company held other investments of approximately $1.1 million and held-to-maturity debt investments, net of allowance for credit losses, of $843,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $10.9 million and $12.4 million as of March 31, 2024, and June 30, 2023, respectively, and investments in HIVE Digital Technologies Ltd. (“HIVE”), which were convertible debentures valued at $5.2 million at March 31, 2024, and convertible debentures and common share purchase warrants valued at $7.3 million at June 30, 2023. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of March 31, 2024, and June 30, 2023, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	March 31, 2024
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - International	$411	$-	$-	$411
Mutual funds - Fixed income	10,071	-	-	10,071
Mutual funds - Global equity	829	-	-	829
Total equity securities	11,311	-	-	11,311
Debt securities:
Corporate debt securities	195	-	-	195
Total investments in trading securities:	11,506	-	-	11,506
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	5,190	5,190
Total investments carried at fair value on a recurring basis:	$11,506	$-	$5,190	$16,696
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$600	$600

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the nine months ended March 31, 2024. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

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

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in convertible securities of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. The Company purchased convertible securities for $15.0 million in January 2021. The convertible securities were comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, which expired in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70, and each five whole warrants entitled the Company to acquire one common share at a price of $15.00 (Canadian). The remaining principal amount was $5.3 million as of March 31, 2024. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the Consolidated Balance Sheets, unrealized gain (loss) recognized in net investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of March 31, 2024, or June 30, 2023. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at March 31, 2024. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

The Company recorded the debentures at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the debentures was $5.2 million and $7.0 million at March 31, 2024, and June 30, 2023, respectively. The warrants were recorded at the estimated fair value of $5.9 million on the purchase date, and upon expiration in January 2024, a realized loss of $5.9 million was recognized in net investment income (loss). The fair value of the warrants was $290,000 at June 30, 2023.

The Company utilizes an independent third-party to estimate the fair values of the HIVE convertible securities and currently considers the fair value measurements to contain Level 3 inputs. The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the nine months ended March 31, 2024.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended March 31, 2024
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$290	$7,008
Principal repayments	-	(2,250)
Amortization of day one premium	-	(137)
Accretion of bifurcation discount	-	403
Total gains or losses included in:
Net Investment Income (Loss)	(290)	821
Other Comprehensive Income (Loss)	-	(655)
Ending Balance	$-	$5,190

The following is quantitative information as of March 31, 2024, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	March 31, 2024
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$5,190	Binomial lattice model	Volatility	110.0%
			Credit Spread	7.00%
			Risk-Free Rate	4.28%

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in the current period's earnings. The following details the components of the Company’s trading securities carried at fair value as of March 31, 2024, and June 30, 2023.

	March 31, 2024
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$746	$(335)	$411
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	10,280	(209)	10,071
Mutual funds - Global equity	929	(100)	829
Total equity securities	12,000	(689)	11,311
Debt securities:
Corporate debt securities	215	(20)	195
Total trading securities at fair value	$12,215	$(709)	$11,506

	June 30, 2023
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$6,679	$(5,901)	$778
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	11,947	(305)	11,642
Mutual funds - Global equity	930	(145)	785
Total equity securities	19,601	(6,396)	13,205
Debt securities:
Corporate debt securities	-	-	-
Total trading securities at fair value	$19,601	$(6,396)	$13,205

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables below. The Company held one financial instrument classified as available-for-sale containing an embedded derivative, which represents an investment in HIVE, at March 31, 2024, and June 30, 2023. As of March 31, 2024, the unrealized loss position in the available-for-sale security was related to changes in the fair value of the embedded derivatives and not the result of credit losses; therefore, an allowance for credit losses was not recorded.

The following details the components of the Company’s available-for-sale debt investments as of March 31, 2024, and June 30, 2023.

	March 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$6,651	$1,052	$-	$(2,513)	$5,190	$-

	June 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Other Comprehensive Income (Loss)	Gross Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$7,729	$1,707	$-	$(2,428)	$7,008	$-

1.	Represents changes in unrealized gains and losses related to embedded derivatives included within net investment income (loss) on the Consolidated Statements of Operations.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheets, categorized by risk exposure, at March 31, 2024, and June 30, 2023.

	March 31, 2024	June 30, 2023
	Other Assets	Other Assets
	Investments in	Investments in
	available-for-sale	available-for-sale
(dollars in thousands)	debt securities	debt securities
Embedded Derivatives:
Equity price risk exposure	$29	$114

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three and nine months ended March 31, 2024, and 2023.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(85)	$82	$(22)	$55

At March 31, 2024, and June 30, 2023, the Company held one debt security classified as held-to-maturity. The security had an estimated fair value that was lower than the carrying value by $157,000 at March 31, 2024, and $232,000 at  June 30, 2023. The security has been in a continuous unrealized loss position for over twelve months. We have evaluated the unrealized loss on the security at March 31, 2024, and determined it to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns regarding the ability of the issuer to meet their obligations.

The following details the components of the Company’s held-to-maturity debt investments as of March 31, 2024, and June 30, 2023.

	March 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Allowance for Credit Losses
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$-	$(157)	$843	$157

	June 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Allowance for Credit Losses
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$-	$(232)	$768	$-

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of March 31, 2024, and  June 30, 2023, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. Since the adoption of ASU 2016-13 on July 1, 2023, and through March 31, 2024, the allowance for credit losses decreased $75,000 which was attributable to the passage of time. For the three and nine months ended March 31, 2024, $20,000 and $75,000, respectively, was included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment. There was no allowance at  June 30, 2023.

(dollars in thousands)	March 31, 2024
Beginning Balance, prior to adoption of ASU 2016-13	$-
Impact of ASU 2016-13 adoption	232
Provision for credit losses - reversal (1)	(75)
Ending Balance	$157

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of debt securities at March 31, 2024, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	March 31, 2024
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$6,651	$1,000
Fair Value	$5,190	$843

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

As of March 31, 2024, none of the Company's investments in debt securities were delinquent or in a non-accrual status.

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

The carrying value of equity securities without readily determinable fair values was approximately $2.4 million as of June 30, 2023. The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2024, and 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023
Other Investments
Carrying value	$1,114	$2,827	$1,114	$2,827
Upward carrying value changes	$-	$14	$-	$9
Downward carrying value changes/impairment	$(1,274)	$(1,841)	$(499)	$-

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through March 31, 2024. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $5.0 million since their respective acquisitions through March 31, 2024.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at March 31, 2024, and at June 30, 2023. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of March 31, 2024.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Nine Months Ended		Three Months Ended
(dollars in thousands)	March 31,		March 31,
Net Investment Income (Loss)	2024	2023	2024	2023
Realized gains (losses) on equity securities	$(6,834)	$(13)	$(6,094)	$(13)
Realized gains (losses) on debt securities	906	1,299	267	394
Unrealized gains (losses) on equity securities	5,699	(2,586)	5,863	283
Unrealized gains (losses) on debt securities	(20)	-	(65)	-
Unrealized gains (losses) on embedded derivatives	(85)	82	(22)	55
Unrealized gains (losses) on cash equivalents	(2)	-	-	-
Dividend and interest income	1,781	1,321	595	421
Realized foreign currency gains (losses)	(82)	(292)	(84)	15
Total Net Investment Income (Loss)	$1,363	$(189)	$460	$1,155

Realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures were $267,000 and $906,000 for the three and nine months ended March 31, 2024, respectively, and $394,000 and $1.3 million for the three and nine months ended March 31, 2023, respectively.

The following table presents unrealized gains and losses recognized during the three and nine months ended March 31, 2024, and 2023, on equity securities and debt securities classified as trading still held at each respective date.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023
Unrealized gains and losses for securities held at the reporting date:
Equity securities:
Net gains and losses recognized during the period	$(1,135)	(2,599)	$(231)	$270
Less: Net gains and losses recognized during the period on securities sold during the period	(256)	(13)	(3)	(13)
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date (1)	$(879)	$(2,586)	$(228)	$283
Debt securities classified as trading:
Net gains and losses recognized during the period	$(20)	-	$(65)	$-
Less: Net gains and losses recognized during the period on securities sold during the period	-	-	-	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(20)	$-	$(65)	$-

1.

Includes net unrealized and realized losses as a result of the measurement alternative of $240,000 and $1.0 million for the three and nine months ended March 31, 2024, respectively, and $0 and $1.8 million, for the three and nine months ended March 31, 2023, respectively.

Net investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023
ETF advisory fees	$7,394	$10,360	$2,224	$3,142
USGIF advisory fees	1,408	1,693	443	558
USGIF performance fees received (paid)	(344)	(390)	(101)	(109)
Total Advisory Fees	8,458	11,663	2,566	3,591
USGIF administrative services fees	86	101	27	33
Total Operating Revenue	$8,544	$11,764	$2,593	$3,624

The Company serves as investment advisor to three U.S.-based exchange-traded funds (ETFs): U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs, and has agreed to bear all expenses of the ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through  April 2025. The aggregate fees waived, and expenses borne by the Company for SEA were $37,000 and $115,000 for the three and nine months ended March 31, 2024, respectively, and $28,000 and $77,000 and for the three and nine months ended March 31, 2023, respectively. The Company also serves as investment advisor to one European-based ETF, the U.S. Global Jets UCITS ETF. The Company receives a unitary management fee of 0.65 percent of average net assets and has agreed to bear all expenses of the ETF.

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

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2025. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining USGIF funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $193,000 and $638,000 for the three and nine months ended March 31, 2024, respectively, and $299,000 and $822,000 for the three and nine months ended March 31, 2023, respectively. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of March 31, 2024, the Company had receivables from fund clients of $858,000, of which $738,000 was from the ETFs and $120,000 was from USGIF. As of June 30, 2023, the Company had $1.1 million in receivables from fund clients, of which $1.0 million was from ETFs and $126,000 was from USGIF. There was no allowance for credit losses related to receivables as of March 31, 2024, or June 30, 2023.

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

(dollars in thousands)	March 31, 2024	June 30, 2023
Cash and cash equivalents	$27,460	$25,401
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$28,460	$26,401

NOTE 6. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expenses included in general and administrative expense on the Consolidated Statements of Operations totaled $33,000 and $99,000 for the three and nine months ended March 31, 2024, respectively, and $32,000 and $86,000 for the three and nine months ended March 31, 2023, respectively.

The following table presents the components of lease cost.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$23	$22	$7	$7
Interest on lease liabilities	2	3	1	1
Total finance lease cost	25	25	8	8
Short-term lease cost	76	64	26	25
Total lease cost	$101	$89	$34	$33

Supplemental information related to the Company's leases follows.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2024	2023	2024	2023
Operating cash flows from financing leases included in lease liabilities	$2	$3	$1	$1
Financing cash flows from financing leases included in lease liabilities	$22	$20	$7	$7

Additional qualitative information concerning the Company’s leases follows.

	March 31, 2024	June 30, 2023
Weighted-average remaining lease term - financing leases (years)	1.50	2.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of March 31, 2024.

(dollars in thousands)
Fiscal Year	Finance Leases
2024 (excluding the nine months ended March 31, 2024)	$8
2025	33
2026	8
Total lease payments	49
Less imputed interest	(2)
Total	$47

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2025. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $23,000 and $78,000 for the three and nine months ended March 31, 2024, respectively, and $31,000 and $96,000 for the three and nine months ended March 31, 2023, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $3,000 at March 31, 2024, and $4,000 at June 30, 2023.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of March 31, 2024.

(dollars in thousands)
Fiscal Year	Operating Leases
2024 (excluding the nine months ended March 31, 2024)	$10
2025	36
Total lease payments	$46

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 7. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

(dollars in thousands)	March 31, 2024	June 30, 2023
Professional fees	$538	$697
Vendors payable	359	157
ETF operating and distribution expenses	548	344
Other taxes payable	73	76
Other	111	-
Other accrued expenses	$1,629	$1,274

The Company had $127,000 and $43,000 of receivables from HIVE included in the Consolidated Balance Sheets within receivables as of March 31, 2024, and June 30, 2023, respectively, related to the reimbursement of certain amounts reflected in the table above.

NOTE 8. DEBT

The Company has access to a $1 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2024, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million at March 31, 2024, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2024, the credit facility remains unutilized by the Company.

NOTE 9. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month for fiscal year 2023 and through  March 2024.

In March 2024, the Board authorized the continuance of the monthly dividend of $0.0075 per share from April through June 2024, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. For the three and nine months ended March 31, 2024, the Company repurchased 211,282 and 605,790 class A shares using cash of $577,000 and $1.7 million, respectively. For the three and nine months ended March 31, 2023, the Company repurchased 193,040 and 320,412 class A shares using cash of $556,000 and $938,000, respectively.

In August 2022, the Inflation Reduction Act (IRA) was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations, effective on January 1, 2023. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions was $5,000 and $17,000 for the three and nine months ended March 31, 2024, respectively.

The Company’s stock option plans provide for the granting of class A shares as either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At  March 31, 2024, and 2023, there were 229,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. There were no options granted or exercised for the three and nine months ended March 31, 2024, or 2023. There were no options forfeited during the three and nine months ended March 31, 2024, no options forfeited during the three months ended March 31, 2023, and 2,000 options forfeited during the nine months ended March 31, 2023.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three and nine months ended March 31, 2024, or 2023. As of  March 31, 2024, and 2023, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 10. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net Income (Loss)	$1,018	$2,520	$(35)	$1,620

Weighted average number of outstanding shares
Basic	14,278,691	14,862,893	14,077,042	14,747,537
Effect of dilutive securities
Stock options	86	295	-	100
Diluted	14,278,777	14,863,188	14,077,042	14,747,637

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.07	$0.17	$(0.00)	$0.11
Diluted Net Income (Loss) per share	$0.07	$0.17	$(0.00)	$0.11

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and nine months ended March 31, 2024, employee stock options of 231,000 and 229,000, respectively, were excluded from diluted EPS. For the three and nine months ended March 31, 2023, employee stock options of 229,000 were excluded from diluted EPS.

During the three and nine months ended March 31, 2024, and 2023, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 11. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate. The effective tax rate was 187.5 percent and 30.5 percent for the three and nine months ended March 31, 2024, respectively; and 16.8 percent and 21.7 percent for the three and nine months ended March 31, 2023, respectively.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance of $26,000 and $24,000 was included to fully reserve for Canadian net operating loss carryovers at March 31, 2024, and June 30, 2023, respectively.

The Company maintains a reserve for uncertain tax positions for income tax matters. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $549,000 adequately covers open tax years and uncertain tax positions up to and including March 31, 2024, for major taxing jurisdictions. As of March 31, 2024, the entire $549,000 of unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Nine Months Ended March 31, 2024
Balance at June 30, 2023	$1,348
Other comprehensive income (loss) before reclassifications	251
Tax effect	(52)
Amount reclassified from AOCI	(906)
Tax effect	190
Net other comprehensive income (loss)	(517)
Balance at March 31, 2024	$831

Nine Months Ended March 31, 2023
Balance at June 30, 2022	$3,624
Other comprehensive income (loss) before reclassifications	(1,189)
Tax effect	250
Amount reclassified from AOCI	(1,299)
Tax effect	273
Net other comprehensive income (loss)	(1,965)
Balance at March 31, 2023	$1,659

NOTE 13. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Nine Months Ended March 31, 2024
Net operating revenues	$8,544	$-	$8,544
Net investment income (loss)	$-	$1,363	$1,363
Other income (loss)	$183	$-	$183
Income (loss) before income taxes	$164	$1,300	$1,464
Depreciation	$163	$-	$163
Gross identifiable assets at March 31, 2024	$27,542	$23,390	$50,932
Deferred tax asset			$1,840
Consolidated total assets at March 31, 2024			$52,772
Nine Months Ended March 31, 2023
Net operating revenues	$11,764	$-	$11,764
Net investment income (loss)	$-	$(189)	$(189)
Other income (loss)	$184	$-	$184
Income (loss) before income taxes	$3,461	$(243)	$3,218
Depreciation	$183	$-	$183
Gross identifiable assets at March 31, 2023	$25,056	$29,030	$54,086
Deferred tax asset			$1,659
Consolidated total assets at March 31, 2023			$55,745
Three Months Ended March 31, 2024
Net operating revenues	$2,593	$-	$2,593
Net investment income (loss)	$-	$460	$460
Other income (loss)	$68	$-	$68
Income (loss) before income taxes	$(389)	$429	$40
Depreciation	$41	$-	$41
Three Months Ended March 31, 2023
Net operating revenues	$3,624	$-	$3,624
Net investment income (loss)	$-	$1,155	$1,155
Other income (loss)	$61	$-	$61
Income (loss) before income taxes	$815	$1,131	$1,946
Depreciation	$61	$-	$61

Net operating revenues from investment management services includes operating revenues from ETF clients of $2.2 million and $7.4 million for the three and nine months ended March 31, 2024, respectively, and $3.1 million and $10.4 million for the three and nine months ended March 31, 2023, respectively. Net operating revenues from investment management services also include operating revenues from USGIF of $369,000 and $1.2 million for the three and nine months ended March 31, 2024, respectively, and $482,000 and $1.4 million for the three and nine months ended March 31, 2023, respectively.

NOTE 14. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of March 31, 2024, or June 30, 2023.

The Board has authorized a monthly dividend of $0.0075 per share through June 2024, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2024 is approximately $317,000.

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

NOTE 15. SUBSEQUENT EVENT

USGIF advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

For three of four USGIF equity funds, this performance adjustment began to be phased out on April 1, 2024, and will cease on April 1, 2025. In the phase-out period, performance can only be adjusted downward.

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

Market volatility in the prices of digital assets has been elevated due to a variety of factors, including, but not limited to, the macroeconomic environment (high inflation and rising interest rates) as well as the ‘crypto credit crisis of 2022’ brought on by the collapse and bankruptcy of a number of key players in the sector (cryptocurrency Luna collapse, hedge fund Three Arrows Capital default on loans and filing for bankruptcy, crypto-lending platform Celsius freezing all withdraws, cryptocurrency lender Voyager Digital filing for bankruptcy, crypto platform FTX filing for bankruptcy, crypto platform BlockFi filing for bankruptcy among others). The Company did not have direct exposure to any of the foregoing firms affected by the crypto credit crisis of 2022. Although the Company has no current intention of directly investing in cryptocurrencies, the Company has indirect exposure to cryptocurrencies by investing in securities of issuers with exposure to the cryptocurrency industry. There has been significant volatility in the market price of the securities, which has had a material impact, and may continue to have a material impact, on the investment values included on the Consolidated Balance Sheets and unrealized gain (loss) recognized in net investment income.

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

At March 31, 2024, total assets under management, including ETF and USGIF clients, were approximately $1.7 billion versus $2.3 billion at March 31, 2023, a decrease of $0.5 billion. During the nine months ended March 31, 2024, average assets under management, including ETF and USGIF clients, were $1.9 billion, versus $2.6 billion during the nine months ended March 31, 2023. At June 30, 2023, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $2.4 billion, and decreased $0.6 billion during the nine months ended March 31, 2024.

The following tables summarize the changes in assets under management for USGIF for the three and nine months ended March 31, 2024, and 2023.

	Changes in Assets Under Management
	Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$233,187	$56,722	$289,909	$278,037	$64,995	$343,032
Market appreciation (depreciation)	6,985	242	7,227	18,763	542	19,305
Dividends and distributions	-	(480)	(480)	-	(394)	(394)
Net shareholder purchases (redemptions)	(10,728)	334	(10,394)	(5,889)	(3,042)	(8,931)
Ending Balance	$229,444	$56,818	$286,262	$290,911	$62,101	$353,012

Average investment management fee	0.81%	0.00%	0.64%	0.79%	0.00%	0.65%
Average net assets	$219,813	$57,103	$276,916	$289,682	$63,337	$353,019

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2024			2023
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$265,329	$63,110	$328,439	$286,367	$71,161	$357,528
Market appreciation (depreciation)	3,781	1,618	5,399	22,292	323	22,615
Dividends and distributions	(2,235)	(1,517)	(3,752)	(11,329)	(931)	(12,260)
Net shareholder purchases (redemptions)	(37,431)	(6,393)	(43,824)	(6,419)	(8,452)	(14,871)
Ending Balance	$229,444	$56,818	$286,262	$290,911	$62,101	$353,012

Average investment management fee	0.81%	0.00%	0.64%	0.81%	0.00%	0.65%
Average net assets	$231,059	$58,926	$289,985	$281,745	$65,978	$347,723

As shown above, USGIF period-end assets under management were lower at March 31, 2024, compared to March 31, 2023. Average net assets for the three and nine months in the current fiscal year were lower than the same periods in the previous fiscal year.

USGIF period-end assets under management decreased during the nine months ended March 31, 2024, and 2023, decreased during the three months ended March 31, 2024, and increased during the three months ended March 31, 2023. During the nine months ended March 31, 2024, the decrease was primarily due to redemptions, primarily driven by equity fund liquidations. The increase during the three months ended March 31, 2023, was primarily due to market appreciation.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 64 basis points for the three and nine months ended March 31, 2024, and 65 basis points for the three and nine months ended March 31, 2023. The average investment management fee for the equity funds was 81 basis points for the three and nine months ended March 31, 2024, and 79 basis points and 81 basis points for the three and nine months ended March 31, 2023, respectively. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was minimal. Additionally, due to fee waivers, the equity fund liquidations did not have a significant impact of decreasing the average investment management fee rate for the equity funds.

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

As of March 31, 2024, the Company held investments carried at fair value of $16.7 million and a cost basis of $18.9 million. The fair value of these investments is approximately 31.6 percent of the Company’s total assets at March 31, 2024. In addition, the Company held other investments of approximately $1.1 million and held-to-maturity debt investments, net of allowance for credit losses, of $843,000.

Investments recorded at fair value on a recurring basis were approximately $16.7 million at March 31, 2024, compared to approximately $20.2 million at June 30, 2023, the Company’s prior fiscal year end, which is a decrease of approximately $3.5 million. See Note 3, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2024, and 2023

The Company recorded a net loss of $35,000 ($(0) per share) for the three months ended March 31, 2024, compared to net income of $1.6 million ($0.11 per share) for the three months ended March 31, 2023, a change of approximately $1.7 million. The change is primarily due to a decrease in operating revenues and net investment income compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2024, decreased $1.0 million, or 28.4 percent, compared with the three months ended March 31, 2023. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $1.0 million, or 28.5 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $1.0 million. The majority of this decrease was from ETF unitary management fees, which decreased $918,000 as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were $101,000 compared to $109,000 in the corresponding period in the prior year. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2024, increased $187,000, or 6.5 percent, compared with the three months ended March 31, 2023. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $256,000, or 17.3 percent, somewhat offset by a decrease in employee compensation of $55,000, or 4.4 percent. The increase in general and administrative expenses are primarily due to increases in USGIF expenses related to a performance fee elimination proxy; and increases in ETF expenses related to merging the European-based ETF, the U.S. Global Jets UCITS ETF, into the Travel UCITS ETF (TRIP).

Other Income (Loss)

Total consolidated other income for the three months ended March 31, 2024, was $528,000, compared to $1.2 million for the three months ended March 31, 2023, a decrease of approximately $688,000. This decrease was primarily due to the following factors:

•

Net investment income was $460,000 for the three months ended March 31, 2024, compared to $1.2 million for the prior period, a decrease of $695,000. This decrease in net investment income is comprised of net realized and unrealized losses on equity securities of $231,000 in the current period compared to net realized and unrealized gains on equity securities of $270,000 in the same quarter in the prior year, an unfavorable change of $501,000; and a decrease in realized gains on debt securities of $127,000 compared to the prior period.

Provision for Income Taxes

A tax expense of $75,000 was recorded for the three months ended March 31, 2024, compared to $326,000 for the three months ended March 31, 2023, a decrease of $251,000. The decrease was primarily the result of an operating loss in the current period compared to operating income in the same period in the prior year, and lower net investment income (loss) in the current period compared to the same period in the prior year.

RESULTS OF OPERATIONS – Nine months ended March 31, 2024, and 2023

The Company recorded net income of $1.0 million ($0.07 per share) for the nine months ended March 31, 2024, compared to net income of $2.5 million ($0.17 per share) for the nine months ended March 31, 2023, a decrease of approximately $1.5 million. The decrease is primarily due to a decrease in operating revenues compared to the same period in the prior year, somewhat offset by net investment income in the current period compared to net investment losses in same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2024, decreased $3.2 million, or 27.4 percent, compared with the nine months ended March 31, 2023. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $3.2 million, or 27.5 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees received. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $3.3 million. The majority of this decrease was from ETF unitary management fees, which decreased $3.0 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fees for USGIF paid in the current period were $344,000 compared to $390,000 in the corresponding period in the prior year. The performance fee, which applies to the USGIF equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2024, increased $85,000, or 1.0 percent, compared with the nine months ended March 31, 2023. The increase in operating expenses was primarily attributable to an increase in general and administrative expenses of $236,000, or 5.3 percent, partially offset by a decrease in employee compensation of $124,000, or 3.5 percent. The increase in general and administrative expenses are primarily due to increases in USGIF expenses related to a performance fee elimination proxy; and increases in ETF expenses related to merging the European-based ETF, the U.S. Global Jets UCITS ETF, into the Travel UCITS ETF (TRIP).

Other Income (Loss)

Total consolidated other income for the nine months ended March 31, 2024, was $1.5 million, compared to a loss of $5,000 for the nine months ended March 31, 2023, a change of approximately $1.6 million. This change was primarily due to the following factors:

•

Net investment income was $1.4 million for the nine months ended March 31, 2024, compared to a loss of $189,000 for the prior period, a change of $1.6 million. This change in net investment income is primarily attributable to net realized and unrealized losses on equity securities of $1.1 million in the current period, compared to $2.6 million in the comparable period, a favorable change of $1.5 million.

Provision for Income Taxes

A tax expense of $446,000 was recorded for the nine months ended March 31, 2024, compared to $698,000 for the nine months ended March 31, 2023, a decrease of $252,000. The decrease was primarily the result of an operating loss in the current period compared to operating income in the same period in the prior year, partially offset by higher net investment income (loss) in the current period compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, the Company had net working capital (current assets minus current liabilities) of approximately $38.6 million, an increase of $1.2 million, or 3.1 percent, since June 30, 2023, and a current ratio (current assets divided by current liabilities) of 17.5 to 1. With approximately $27.5 million in cash and cash equivalents, an increase of $2.1 million, or 8.1 percent since June 30, 2023, and $11.5 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 73.8 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash, and accordingly, net working capital, was primarily due to net cash provided by operating activities of $853,000, proceeds from principal paydowns of $2.3 million, and proceeds from sales of corporate investments of $1.8 million; offset by repurchases of the Company's common stock of $1.7 million, and dividends paid of $965,000. Consolidated shareholders’ equity at March 31, 2024, was $49.8 million, a decrease of $2.4 million, or 4.5 percent since June 30, 2023. The decrease was primarily due to repurchases of the Company's common stock of $1.8 million, dividends declared of $954,000, the impact of ASU 2016-13 adoption of $183,000, other comprehensive loss of $517,000, offset by net income of $1.0 million, for the nine months ended March 31, 2024.

The Company also has access to a $1 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2024, and the Company intends to renew annually. The credit facility is collateralized by approximately $1 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2024, this credit facility remained unutilized by the Company.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. Due to these performance adjustments, the Company realized a decrease in its USGIF base advisory fee of $101,000 and $344,000 for the three and nine months ended March 31, 2024, respectively, and $109,000 and $390,000 for the three and nine months ended March 31, 2023, respectively.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of March 31, 2024, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	March 31, 2024	Percentage Change	Price Change	Net Income (Loss)(1)
Trading securities at fair value	$11,506	25% increase	$14,383	$2,272
		25% decrease	$8,630	$(2,272)
Embedded derivatives at fair value (2)	$29	25% increase	$36	$6
		25% decrease	$22	$(6)

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

The embedded derivatives subject to equity price risk shown in the above table are related to investments in convertible debentures of HIVE Digital Technologies Ltd. (“HIVE”). HIVE is discussed in more detail in Note 3, Investments, in the notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the Consolidated Balance Sheets and unrealized gain (loss) recognized in net investment income (loss).

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2024, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

The material weaknesses in internal controls over financial reporting that were disclosed in our annual report on Form 10-K as of and for the year ended June 30, 2023, were also present as of March 31, 2024. Notwithstanding the material weaknesses, we believe that the Consolidated Financial Statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three and nine months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2023. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
01-01-24 to 01-31-24	51,109	$144	$2.82	51,109	$4,856
02-01-24 to 02-29-24	102,636	281	$2.73	102,636	$4,575
03-01-24 to 03-31-24	57,537	152	$2.64	57,537	$4,423
Total	211,282	$577	$2.73	211,282

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

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3.	The total amount of shares that may be repurchased in 2024 under the program is $5.0 million.

ITEM 6. EXHIBITS

1. Exhibits –
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act Of 2002), included herein.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	May 9, 2024	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 9, 2024	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer