Form 10-K
period 2024-06-30
U S GLOBAL INVESTORS INC
filed 2024-09-10
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the 10,840,218 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $30,569,415, based on the last sale price quoted on NASDAQ as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 3,989 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2023 (based on the last sale price of the class C common stock in a private transaction) was $997. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 21, 2024, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 11,612,094 shares of Registrant’s class A nonvoting common stock outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

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

1.

Investment Management Services, through which the Company offers, to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”) and exchange-traded fund (“ETF”) clients, a range of investment management products and services to meet the needs of individual and institutional investors; and

2.

Corporate Investments, through which the Company invests for its own account in an effort to add growth and value to its cash position. The Company holds a significant amount of its total assets in investments.

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

In addition to providing advisory services to USGIF, the Company provides advisory services to three U.S.-based ETF clients: U.S. Global Jets ETF, U.S. Global GO GOLD and Precious Metal Miners ETF, and the U.S. Global Sea to Sky Cargo ETF. The advisory agreement for the U.S. based ETFs have been renewed through July 2025. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF. The advisory services agreement for The Travel UCITS ETF is not subject to renewal on an annual basis and is terminable upon 6-months' notice.

Net assets under management on June 30, 2024, and 2023, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2024	June 30, 2023
(dollars in thousands)
ETF Clients
Airline, Travel and Cargo
U.S. Global Jets ETF	JETS	$1,152,909	$1,939,144
The Travel UCITS ETF (1)	TRIP	19,750	-
U.S. Global Sea to Sky ETF	SEA	7,219	3,636
U.S. Global Jets UCITS ETF (1)	JETS	-	5,893
Total Airline, Travel and Cargo		1,179,878	1,948,673
Gold and Natural Resources
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	94,089	92,980
Total Gold and Natural Resources		94,089	92,980
Total ETF Clients		1,273,967	2,041,653

U.S. Global Investors Funds
Gold and Natural Resources
Gold and Precious Metals	USERX	101,515	99,697
Global Resources	PSPFX	41,720	50,758
World Precious Minerals	UNWPX	41,608	47,661
Total Gold and Natural Resources		184,843	198,116
Emerging Markets
Emerging Europe (2)	EUROX	-	12,274
China Region (2)	USCOX	-	6,707
Total Emerging Markets		-	18,981
International Equity
Global Luxury Goods	USLUX	48,453	48,232
Total International Equity		48,453	48,232
Bond
U.S. Government Securities Ultra-Short Bond	UGSDX	30,072	33,214
Near-Term Tax Free	NEARX	25,030	29,896
Total Bond		55,102	63,110
Total U.S. Global Investors Funds		288,398	328,439
Total AUM		$1,562,365	$2,370,092

1. During fiscal 2024, the U.S. Global Jets UCITS ETF merged into The Travel UCITS ETF.

2. During fiscal 2024, the Emerging Europe and China Region funds were liquidated.

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60 days' notice. In September 2023, the Board of Trustees of USGIF approved the annual renewal of the administrative services agreement. Management anticipates that the administrative services agreement will be renewed.

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

Human Capital

As of June 30, 2024, U.S. Global and its wholly-owned subsidiaries employed 23 full-time employees and 3 part-time employees. Our compensation program is designed to attract, retain and reward qualified individuals who possess the skills and motivation necessary to support our business objectives and assist in the achievement of goals. Key to our compensation program are performance-based cash and fund share bonuses and incentives for achieving professional certifications. In addition to base salary and bonus compensation, we also offer employees benefits such as life, disability, and health (medical, dental and vision) insurance, paid time off, a 401(k) plan that includes a match, discretionary profit-sharing, and assistance with savings programs. We also offer long-term incentive awards which include stock options.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2023 there were approximately 8,600 domestically registered open-end investment companies and approximately 3,300 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

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

Relationships with Clients

The business of the Company is to a significant degree dependent on its association and contractual relationships with USGIF and ETF clients. In the event the advisory or administrative agreements with USGIF or the advisory agreements with ETF clients are canceled or not renewed pursuant to the terms thereof, the Company would be substantially adversely affected. U.S. Global considers its relationships with its clients to be good, and management has no reason to believe that the management and service contracts will not be renewed in the future; however, there is no assurance that USGIF and/or the ETF clients will choose to continue their relationships with the Company.

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

The Company also posts its Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for CEO and Principal Financial Officer, Board Diversity Matrix, and the charters of the audit and compensation committees of its Board of Directors on the Company’s website in the “Policies and Procedures” section of "About Us." The Company’s SEC filings and governance documents are available in print to any stockholder that makes a written request to: Investor Relations, U.S. Global Investors, Inc., 7900 Callaghan Road, San Antonio, Texas 78229.

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

https://pinterest.com/usfunds

https://www.youtube.com/c/usglobalinvestorssanantonio

https://www.youtube.com/channel/UCDkX1zvbWPyWc99esHOhwRQ

https://www.tiktok.com/@usfunds

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

In addition, the Company has invested in convertible securities in the cryptocurrency mining industry through its corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. This volatility may have a material impact on the Company’s financial statements and thus affect the Company’s common stock market price. In addition, the price of the Company’s common stock may fluctuate to the extent that shareholders invest in the Company’s common stock as a proxy for cryptocurrency. The investing public may be influenced by future anticipated appreciation or depreciation in value of cryptocurrencies or blockchain generally, factors over which the Company has little or no influence or control. The Company’s stock price may also be subject to volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may change over time.

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

We have identified a material weakness in our internal control over financial reporting. The material weakness could continue to adversely affect our ability to report the results of operations and financial condition accurately and in a timely manner.

As further described in Item 9A of this Form 10-K, management has concluded that, because of a material weakness in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2024. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to remediate this material weakness in our internal controls, or after having remediated such material weakness, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on these material weaknesses and we may be subject to negative reactions from shareholders and others with whom we do business.

Risks Related to Assets Under Management

Poor investment performance could lead to a decline in revenues.

Success in the investment management industry is largely dependent on investment performance relative to market conditions and the performance of competing products. Good relative performance generally attracts additional assets under management, resulting in additional revenues. Conversely, poor performance generally results in decreased sales and increased redemptions with a corresponding decrease in revenues. Therefore, poor investment performance relative to the portfolio benchmarks and to competitors could impair the Company’s revenues and growth. The equity funds within USGIF have a performance fee whereby the base advisory fee is adjusted upwards or downwards by 0.25 percent if there is a performance difference of 5 percent or more between a Fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

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

A substantial amount of assets under management is concentrated in the U.S. Global Jets ETF (79 percent and 83 percent of average net assets for fiscal years 2024 and 2023, respectively). Consequently, the Company’s revenues followed a similar pattern of concentration (80 percent and 84 percent of total operating revenues for fiscal years 2024 and 2023, respectively). As a result, our operating results are particularly dependent upon the performance of one fund and our ability to maintain and grow assets under management in that fund. If this fund were to experience a significant decrease in market value or redemptions, our assets under management would be reduced, adversely affecting our revenues.

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

The Company manages certain funds in the natural resources sector, which is highly cyclical. The investments in the funds are subject to significant loss due to political, economic and diplomatic developments, currency fluctuations, social instability, and changes in governmental policies, including trading policies, regulatory requirements, tariffs and other barriers. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

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

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented a comprehensive technology and cybersecurity program as part of our overall risk management strategy. This program is designed to ensure our information systems are resilient, effective, and capable of defending against emerging risks and cybersecurity threats.

Our program emphasizes defense, rapid detection, and swift remediation of cybersecurity threats and incidents. It includes robust cybersecurity policies and a crisis response and management plan to facilitate prompt management, response, and communication of cybersecurity threats and incidents.

Our cybersecurity crisis management plan outlines the procedures and actions to be taken in the event of a cybersecurity incident, including detection, response, mitigation, and remediation. Upon identifying a potential threat or incident, our cybersecurity incident response team assigns a risk level classification and initiates the necessary escalation and other steps as per our plan. Incidents assessed as potentially high-risk are promptly escalated to our Chief Executive Officer (CEO), who determines the activation of relevant elements of our crisis response and management plan, including further escalation to senior management. The CEO informs our Board of Directors about cybersecurity incidents as appropriate, considering factors such as financial, operational, legal, or reputational impact.

To date, we have not identified any risks from known cybersecurity threats, including prior incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition.

Risk Governance

The full Board of Directors holds overall responsibility for overseeing the identification and mitigation of cybersecurity risks. This responsibility has not been delegated to any single committee, as the Board’s structure and size allow for comprehensive oversight. Periodically, management provides updates to the Board regarding our internal control program, including significant changes to our IT infrastructure and cybersecurity program. Management also directly communicates any material risks from cybersecurity threats to the Board.

Our Director of Information Technology leads our cybersecurity program and reports directly to our CEO. Our director is supported by a Senior Systems Administrator, and together they bring over 65 years of combined information technology experience to the day-to-day management of information security. We leverage external partners to provide expanded monitoring coverage and triage of events before escalation to internal team members. Our third-party service provider supplements our internal IT team, offering 24/7/365 coverage and initial mitigation through continuous monitoring and security alerts.

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

Holders

On August 21, 2024, there were approximately 196 holders of record of class A common stock, no holders of record of class B common stock, and 19 holders of record of class C common stock.

Securities authorized for issuance under equity compensation plans

Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2024. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year.

For the quarter ended June 30, 2024, the Company purchased a total of 161,861 class A shares using cash of $439,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2024. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2024.

(dollars in thousands, except price data)
					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	May Yet Be
	Total Number of	Total Amount	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased [1]	Purchased	Paid Per Share [2]	Announced Plan [3]	the Plan

04-01-24 to 04-30-24	66,603	$186	$2.80	66,603	$4,237
05-01-24 to 05-31-24	59,891	160	$2.68	59,891	$4,077
06-01-24 to 06-30-24	35,367	93	$2.61	35,367	$3,984
Total	161,861	$439	$2.71	161,861

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

Dividends

As of June 30, 2024, the Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2024 through September 2024. The total amount of cash dividends to be paid to class A and class C shareholders from July 2024 to September 2024 will be approximately $313,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2024. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

Recent Trends in Financial Markets

The Company’s operating revenues are highly correlated to the level of assets under management (“AUM”) and fees associated with various investment products. While AUM is directly impacted by changes in the financial markets, it is also impacted by cash inflows or outflows due to shareholder activity. Performance fee adjustments on certain equity fund products may also impact revenues. Various products may have different fees, so changes in our product mix may also affect revenues. For example, international equity products will generally have a higher fee than fixed income products, so changes in assets in those products will have a larger impact on revenues.

While products are offered for a wide variety of markets, the Company has traditionally focused on gold mining and exploration, natural resources, and emerging markets. More recently the airline industry has become more significant to our revenue. All these markets are volatile and subject to capital cycles.

Reflecting on the significant developments and challenges we have faced over the past year, the impacts, and fears of COVID-19 seem to have diminished, as most countries emerged from the COVID lockdown. The airline industry saw a significant rebound in demand over the past year ending June 30, 2024. However, the recovery has been uneven across different regions and travel segments. While the industry faces challenges like rising costs and operational disruptions, the overall outlook remains positive, with demand continuing to approach or exceed pre-pandemic levels.

It is worth noting that this year has not been without challenges. We find ourselves still grappling with some of the highest inflation rates in four decades. This inflationary pressure is partly attributable to the Russian-Ukrainian war and increased consumer spending of disposable income. As always, we continue to closely monitor economic trends to navigate their potential impact on the Company's performance.

In the broader market, we observed interesting sectoral dynamics. The S&P 500 realized strength in all eleven sectors, with Communication Services leading the charge with an impressive 43.6 percent increase. The laggard was the Real Estate sector experiencing a 1.9 percent total return. This illustrates the importance of diversification and thoughtful portfolio management in uncertain market conditions.

The performance of the S&P 500 was commendable, registering a growth of 22.7 percent for the trailing twelve months ended June 30, 2024. As we move forward, we will continue to focus on driving sustainable growth, prioritizing innovation, and maintaining a vigilant approach to risk management.

Mutual funds in general continued to see outflows compared to other investment alternatives, including exchange-traded funds (ETFs). The Company has three ETF products listed on the New York Stock Exchange: the U.S. Global Jets ETF (ticker JETS), which concentrates on the U.S. and international airline industry, the U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), which invests in companies engaged in the production of precious metals either through active (mining or production) or passive (owning royalties or production streams) means, and U.S. Global Sea to Sky Cargo ETF (ticker SEA), which concentrates on the global sea shipping and air freight industries. The Company has one European-based ETF product listed on certain exchanges in Europe, The Travel UCITS ETF (ticker TRIP), which concentrates on the travel industry.

Assets in the Jets ETF were $1.2 billion and $1.9 billion at June 30, 2024, and 2023, respectively. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

The spread of the global COVID-19 outbreak and actions taken in response affected the global and domestic economies and financial markets. Market declines affect the Company’s assets under management, and thus its revenues and also the valuation of the Company’s corporate investments. Should this macro-economic risk reemerge and continue for an extended period, there could be an adverse material financial impact to the Company’s business and investments, including a material reduction in its results of operations.

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

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2024	June 30, 2023
Investment Management Services
ETF Clients	$1,273,967	$2,041,653
USGIF	288,398	328,439
Total AUM	$1,562,365	$2,370,092

On June 30, 2024, total AUM as of period end was $1.6 billion compared to $2.4 billion on June 30, 2023, a decrease of $807.7 million, or 34.1 percent. During fiscal year 2024, average AUM was $1.9 billion compared to $2.5 billion in fiscal year 2023, a decrease of 26.9 percent. The decrease was primarily due to outflows from the Jets ETF. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

The following is a brief discussion of the Company’s two business segments.

Investment Management Services

The Company generates operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $1.6 million and $1.9 million in fiscal 2024 and fiscal 2023, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment have a direct impact on the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and the USGIF funds do not currently charge a redemption fee.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.00 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward. For the years ended June 30, 2024, and 2023, the Company adjusted its base advisory fees downward by $429,000 and $490,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $313,000, or 17.7 percent, in fiscal year 2024 compared to fiscal year 2023. This was primarily a result of a decrease in average net assets under management driven by net shareholder redemptions, somewhat offset by a decrease in performance fees paid.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

●	market appreciation or depreciation;
●	the addition of new fund shareholder accounts;
●	fund shareholder contributions of additional assets to existing accounts;
●	withdrawals of assets from and termination of fund shareholder accounts;
●	exchanges of assets between accounts or products with different fee structures; and
●	the amount of fees reimbursed.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2024 and 2023.

	Year Ended June 30, 2024
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$265,329	$63,110	$328,439
Market appreciation (depreciation)	14,541	2,050	16,591
Dividends and distributions	(2,235)	(1,960)	(4,195)
Net shareholder purchases (redemptions)	(44,339)	(8,098)	(52,437)
Ending Balance	$233,296	$55,102	$288,398
Average investment management fee	0.81%	0.00%	0.65%
Average net assets	$232,977	$57,935	$290,912

	Year Ended June 30, 2023
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$286,367	$71,161	$357,528
Market appreciation (depreciation)	17,540	536	18,076
Dividends and distributions	(11,329)	(1,366)	(12,695)
Net shareholder purchases (redemptions)	(27,249)	(7,221)	(34,470)
Ending Balance	$265,329	$63,110	$328,439
Average investment management fee	0.80%	0.00%	0.65%
Average net assets	$281,076	$65,312	$346,388

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 65 basis points in fiscal year 2024 and 2023. The average investment management fee for equity funds in fiscal year 2024 and 2023 was 81 basis points and 80 basis points, respectively. The average investment management fee for the fixed income funds was nil for both fiscal years 2024 and 2023 due to fee waivers on these funds as discussed in Note 5, Investment Management and Other Fees, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company serves as investment advisor to three U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2025. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients totaling $9.4 million and $13.2 million in fiscal years 2024 and 2023, respectively. Average assets in the ETFs decreased in fiscal year 2024, primarily in the Jets ETF. Information on the U.S.-based ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee. The Travel UCITS ETF is not available to U.S. investors.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the cost, unrealized gain or loss, and fair value of investments carried at fair value as of June 30, 2024, and 2023.

Securities at Fair Value	Cost	Unrealized Gain (Loss) in Other Comprehensive Income (Loss)	Unrealized Gain (Loss) in Investment Income (Loss)	Fair Value
(dollars in thousands)
Trading securities at fair value (1)	$11,820	$-	$(727)	$11,093
Available-for-sale debt securities at fair value (2)	6,204	740	(2,530)	4,414
Total at June 30, 2024	$18,024	$740	$(3,257)	$15,507

Trading securities at fair value (1)	$19,601	$-	$(6,396)	$13,205
Available-for-sale debt securities at fair value (2)	7,729	1,707	(2,428)	7,008
Total at June 30, 2023	$27,330	$1,707	$(8,824)	$20,213

1.	Changes in unrealized and realized gains and losses are included in net investment income (loss) in the Consolidated Statements of Operations.

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

The investments shown above include investments at fair value of $10.5 million and $12.4 million, as of June 30, 2024, and 2023, respectively, invested in USGIF, funds the Company advised.

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

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal year 2024, the Company had net investment income of $2.1 million, compared to $316,000 for fiscal year 2023. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A significant portion of the securities recorded at fair value in the above table is in investments in HIVE Digital Technologies Ltd. (“HIVE”), which were convertible debentures valued at $4.4 million at June 30, 2024, and warrants and convertible debentures valued at $7.3 million at June 30, 2023. The investments in HIVE are discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. Frank Holmes, CEO, is the executive chairman of HIVE.

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

In addition to the investments above, as of June 30, 2024, and 2023, the Company owned other investments of approximately $1.7 million and $2.4 million, respectively, classified as securities without readily determinable fair values.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

Year Ended June 30, 2024, Compared with Year Ended June 30, 2023

The Company posted net income, as shown in the Consolidated Statements of Operations, of $1.3 million ($ 0.09 per share) for the year ended June 30, 2024, compared with net income of $3.1 million ($ 0.22 per share) for the year ended June 30, 2023, a decrease of approximately $1.8 million. The change is primarily due to lower operating revenues, partially offset by higher net investment income and lower tax expenses, as discussed further below.

Operating Revenues

	Year ended June 30,
			$	%
(dollars in thousands)	2024	2023	Change	Change
ETF advisory fees:
Airline, travel and cargo ETFs	$8,873	$12,668	$(3,795)	(30.0)%
Gold and natural resources ETF	543	506	37	7.3%
Total ETF advisory fees	9,416	13,174	(3,758)	(28.5)%
USGIF advisory fees:
Gold and natural resources funds	1,062	1,441	(379)	(26.3)%
International equity funds	391	309	82	26.5%
Emerging markets funds	-	16	(16)	(100.0)%
Bond funds	-	-	-	n/a
Total USGIF advisory fees	1,453	1,766	(313)	(17.7)%
Total advisory fees	10,869	14,940	(4,071)	(27.2)%
USGIF administrative services fees	115	134	(19)	(14.2)%
Total Operating Revenues	$10,984	$15,074	$(4,090)	(27.1)%

Total consolidated operating revenues for the year ended June 30, 2024, decreased $4.1 million, or 27.1 percent, compared with the year ended June 30, 2023. This decrease was primarily attributable to the following:

●

Advisory fees decreased by $4.1 million, or 27.2 percent, primarily as the result of lower ETF assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

○

Base management fees decreased approximately $4.1 million. ETF unitary management fees decreased due to lower ETF average assets under management, primarily in the Jets ETF. Base fees for USGIF decreased due to lower average assets under management primarily driven by net shareholder redemptions somewhat offset by a decrease in management fee waivers.

○

Performance fee adjustments for USGIF in the current year resulted in fees paid of $429,000 compared to $490,000 in the prior year, a decrease of $61,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from two sources: ETF advisory fees and USGIF advisory fees. In fiscal year 2024, these sources accounted for 85.7 percent and 13.2 percent, respectively, of the Company’s operating revenues.

The Company serves as investment advisor to three U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2025. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients of $9.4 million and $13.2 million in fiscal years 2024 and 2023, respectively.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.00 percent, and are paid monthly. The base advisory fee on the equity funds within USGIF is adjusted upward or downward based on performance. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward. For the years ended June 30, 2024, and 2023, the Company adjusted its base advisory fees downward by $429,000 and $490,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $313,000, or 17.7 percent, in fiscal year 2024 compared to fiscal year 2023.

Operating Expenses

Total operating expenses decreased $85,000, or 0.7 percent, compared with the previous fiscal year, as shown below.

	Year ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Employee compensation and benefits	$4,802	$4,798	$4	0.1%
General and administrative	6,059	6,122	(63)	(1.0)%
Advertising	404	382	22	5.8%
Depreciation	196	243	(47)	(19.3)%
Interest	3	4	(1)	(25.0)%
Total	$11,464	$11,549	$(85)	(0.7)%

Other Income (Loss)

	Year ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Net investment income (loss)	$2,144	$316	$1,828	578.5%
Other income (loss)	251	242	9	3.7%
Total Other Income (Loss)	$2,395	$558	$1,837	329.2%

Total consolidated other income for the year ended June 30, 2024, was $2.4 million, compared to $558,000 for the year ended June 30, 2023, an increase of $1.8 million, or 329.2 percent. The change was primarily due to the following components and factors:

●

Net investment income was $2.1 million for the year ended June 30, 2024, compared to $316,000 for the year ended June 30, 2023, an increase of approximately $1.8 million. Net investment income (loss) is dependent on market fluctuations and does not remain at a consistent level.

○

Total realized and unrealized losses on equity securities was $1.2 million for the current year ended June 30, 2024, compared to $3.0 million for the prior year ended June 30, 2023, a change of $1.8 million. The current year ended June 30, 2024, included realized losses for impairments of $1.0 million for equity investments accounted for under the investment alternative. The prior year ended June 30, 2023, included realized losses for impairments of $439,000 and unrealized losses of $1.8 million for observable price changes for equity investments accounted for under the investment alternative.

○	The current year ended June 30, 2024, had dividend and interest income of $2.4 million, compared to $1.8 million in the prior year ended June 30, 2023, an increase of $613,000, or 34.1 percent. This was primarily due to the Company's investment of cash into higher-yielding cash equivalents during the latter part of the prior year.
○

The current year ended June 30, 2024, had unrealized losses on embedded derivatives of $102,000, whereas the prior year ended June 30, 2023, had unrealized gains on embedded derivatives of $111,000, a change of $213,000. This was due to a decrease in the fair value of the Company's investment in convertible debentures in HIVE in the current year.

○

Also, due to the Company’s investment in convertible debentures in HIVE, there were realized gains on debt securities of $1.1 million for the year ended June 30, 2024, compared to $1.7 million in the prior year ended June 30, 2023, a decrease of $524,000, or 31.5 percent.

○

A significant portion of corporate investments is held in securities of a company in the business of mining cryptocurrency. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. See further discussion of these securities and other investments in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes

A tax expense of $582,000 was recorded for the year ended June 30, 2024, compared to $934,000 for the year ended June 30, 2023, a decrease of $352,000, or 37.7 percent. The decrease can be mainly attributed to this year’s operating loss, in contrast to last year’s operating income. This was partially mitigated by an increase in net investment income compared to the previous year. See Note 13 to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional disclosures on income taxes.

Liquidity and Capital Resources

At June 30, 2024, the Company had net working capital (current assets minus current liabilities) of approximately $38.2 million and a current ratio (current assets divided by current liabilities) of 18.6 to 1. With approximately $27.4 million in cash and cash equivalents and $11.1 million in securities carried at fair value, excluding convertible securities, which together comprise approximately 74.1 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $49.0 million.

The increase in cash and cash equivalents of $2.0 million, and accordingly, net working capital, was primarily due to proceeds from principal paydowns of $3.0 million, sales of corporate investments of $2.2 million, and net cash provided by operating activities of $1.0 million, offset by $2.2 million for repurchases of common stock, $1.3 million for dividends paid, and purchases of corporate investments of $807,000. Consolidated shareholders’ equity at June 30, 2024, was $49.0 million, a decrease of $3.0 million, or 5.8 percent since June 30, 2023. The decrease was primarily due to repurchases of common stock of $2.2 million, dividends declared of $1.3 million, other comprehensive loss of $764,000, and the impact of ASU 2016-13 adoption of $183,000; offset by net income of $1.3 million for the year ended June 30, 2024.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2024, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2024. The advisory agreement for the U.S. Global Jets ETF and the U.S. Global GO GOLD and Precious Metal Miners ETF has been renewed through July 2025.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary. The stock repurchase plan is approved through December 31, 2024, but may be suspended or discontinued. Cash and securities recorded at fair value, excluding convertible securities, of approximately $38.5 million are available to fund current activities.

As of June 30, 2024, the Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2024 through September 2024. The total amount of cash dividends to be paid to class A and class C shareholders from July 2024 to September 2024 will be approximately $313,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2024. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Contractual obligations primarily consist of agreements for services used in daily operations and for marketing and distribution. As of June 30, 2024, the Company had contractual obligations of $665,000 for the fiscal years ending June 30, 2025, through 2026. Other contractual obligations consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

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

Performance Fees

USGIF advisory fees are comprised of two components: a base management fee and a performance fee. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative fees section above. For the fiscal years ended June 30, 2024, and 2023, the Company realized a decrease in its USGIF base advisory fee of $429,000, and $490,000, respectively, due to these performance adjustments.

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

The following table summarizes the Company’s equity price risks in securities carried at fair value as of June 30, 2024, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

		Hypothetical	Estimated Fair Value	Estimated Increase
	Fair Value at	Percentage	After Hypothetical	(Decrease) in
(dollars in thousands)	June 30, 2024	Change	Price Change	Net Income (Loss) [1]
Equity securities at fair value	$11,093	25% increase	$13,866	$2,191
		25% decrease	$8,320	$(2,191)
Embedded derivatives at fair value [2]	$12	25% increase	$15	$2
		25% decrease	$9	$(2)

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

The embedded derivatives shown in the above table, which were valued at $12,000 at June 30, 2024, are related to HIVE Digital Technologies Ltd. HIVE (“HIVE”) convertible debentures. HIVE is discussed in more detail in Note 4, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden and Canada. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. There is potential for significant volatility in the market price of HIVE, which could materially impact the investment’s value included on the Consolidated Balance Sheets and unrealized gain (loss) recognized in net investment income.

Interest Rate Risk

Due to the Company’s investments in debt securities carried at fair value, interest rate fluctuations represent a market risk factor affecting the Company’s consolidated financial position. Debt securities may fluctuate in value due to changes in interest rates. Typically, investments subject to interest rate risk will decrease in value when interest rates rise and increase in value when interest rates decline. Fluctuations in interest rates could have a material impact on the Company’s investments in debt securities carried at fair value included on the Consolidated Balance Sheets and gains (losses) recognized in net investment income (loss).

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc.  and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fair Value of Investment in Available-for-Sale Debt Securities

As described further in note 4 to the financial statements, the Company’s investment in available-for-sale debt securities at fair value is $4,414 thousand as of June 30, 2024 and is categorized as a Level 3 investment within the fair value hierarchy.

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

The principal consideration for our determination that the investments in available-for-sale debt securities at fair value is a critical audit matter are significant management judgements used in developing complex valuation techniques (the binomial lattice model) and inherent estimation uncertainty in the fair value determined using such techniques. Auditing these types of investments requires a high degree of subjective auditor judgment, including use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.

Our audit procedures related to the critical audit matter included the following, among others:

• With the assistance of internal valuation specialists, we developed an independent expectation of the fair value and compared that expectation to management’s determined fair value for reasonableness.

• With the assistance of internal valuation specialists, we performed substantive audit procedures to determine the mathematical accuracy of the model used by management as well as the reasonableness of the data used to determine the investment fair value as of June 30, 2024. Our tests of significant inputs and assumptions included the following, among others:

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

o    We reviewed the risk-free rate utilized by management’s external specialist for appropriateness, taking into consideration the note was issued in Canada and factoring into our evaluation any potential foreign currency translation adjustments.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas
September 10, 2024

Grant Thornton LLP; Dallas, Texas; PCAOB ID# 248

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2024	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$27,399	$25,401
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,644	11,642
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,047	1,245
Tax receivable	729	576
Prepaid expenses	498	510
Total Current Assets	40,317	40,374

Net Property and Equipment	1,154	1,138

Other Assets
Deferred tax asset	1,833	1,920
Investments in trading securities at fair value, non-current	1,449	1,563
Investments in available-for-sale debt securities at fair value (amortized cost: $6,204, and $7,729, respectively) (net of allowance for credit losses of $0, and $0, respectively)	4,414	7,008
Investments in held-to-maturity debt securities at amortized cost	1,000	1,000
Less: Allowance for credit losses	(132)	-
Investments in held-to-maturity debt securities, net of allowance for credit losses	868	1,000
Other investments	1,687	2,388
Financing lease, right of use assets	38	65
Other assets, non-current	203	217
Total Other Assets	10,492	14,161
Total Assets	$51,963	$55,673
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$14	$143
Accrued compensation and related costs	609	1,165
Dividends payable	313	329
Financing lease liability, short-term	31	28
Other accrued expenses	1,197	1,274
Total Current Liabilities	2,164	2,939

Long-Term Liabilities
Deferred tax liability	-	4
Reserve for uncertain tax positions	785	671
Financing lease liability, long-term	8	38
Total Long-Term Liabilities	793	713
Total Liabilities	2,957	3,652

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at June 30, 2024, and June 30, 2023; 11,753,483 and 12,496,674 shares outstanding at June 30, 2024, and June 30, 2023, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at June 30, 2024, and June 30, 2023	52	52
Additional paid-in-capital	16,443	16,442
Treasury stock, class A shares at cost; 2,113,516 and 1,370,325 shares at June 30, 2024, and June 30, 2023, respectively	(5,880)	(3,740)
Accumulated other comprehensive income, net of tax	584	1,348
Retained earnings	37,460	37,572
Total Shareholders’ Equity	49,006	52,021
Total Liabilities and Shareholders’ Equity	$51,963	$55,673

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2024	2023
Operating Revenues
Advisory fees	$10,869	$14,940
Administrative services fees	115	134
Total Operating Revenues	10,984	15,074
Operating Expenses
Employee compensation and benefits	4,802	4,798
General and administrative	6,059	6,122
Advertising	404	382
Depreciation	196	243
Interest	3	4
Total Operating Expenses	11,464	11,549
Operating Income (Loss)	(480)	3,525
Other Income (Loss)
Net investment income (loss)	2,144	316
Other income (loss)	251	242
Total Other Income (Loss)	2,395	558
Income (Loss) Before Income Taxes	1,915	4,083
Provision for Income Taxes
Tax expense (benefit)	582	934
Net Income (Loss)	$1,333	$3,149

Earnings (Loss) Per Share
Basic Net Income (Loss) per Share	$0.09	$0.22
Diluted Net Income (Loss) per Share	$0.09	$0.22

Basic weighted average number of common shares outstanding	14,182,300	14,638,833
Diluted weighted average number of common shares outstanding	14,182,353	14,639,069

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(dollars in thousands)	2024	2023
Net Income (Loss)	$1,333	$3,149
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	136	(961)
Less: reclassification adjustment for gains included in net income (loss), net of tax	(900)	(1,315)
Net change from available-for-sale securities	(764)	(2,276)
Other Comprehensive Income (Loss)	(764)	(2,276)
Comprehensive Income (Loss)	$569	$873

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2022	13,866,999	$347	2,068,549	$52	$16,438	978,049	$(2,599)	$3,624	$35,748	$53,610
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	412,257	(1,195)	-	-	(1,195)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	5	(19,981)	54	-	-	59
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(1,325)	(1,325)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(2,276)	-	(2,276)
Net income (loss)	-	-	-	-	-	-	-	-	3,149	3,149
Balance at June 30, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,572	$52,021
Impact of ASU 2016-13 adoption, net of tax (Note 3)	-	-	-	-	-	-	-	-	(183)	(183)
Balance at June 30, 2023 (as adjusted for change in accounting principle)	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,389	$51,838
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	767,651	(2,208)	-	-	(2,208)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(24,460)	68	-	-	69
Dividends declared	-	-	-	-	-	-	-	-	(1,262)	(1,262)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(764)	-	(764)
Net income (loss)	-	-	-	-	-	-	-	-	1,333	1,333
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,333	$3,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	(139)	(246)
Net recognized (gain) loss on disposal of fixed assets	-	3
Net realized (gains) losses on securities	5,705	(1,211)
Unrealized (gains) losses on securities	(5,560)	2,452
Investment basis adjustment	-	(5)
Reserve for uncertain tax positions	114	117
Provision for deferred taxes	335	(440)
Allowance for credit losses	(100)	-
Changes in operating assets and liabilities:
Accounts and other receivables	45	359
Prepaid expenses and other assets	53	(82)
Accounts payable and accrued expenses	(796)	(1,186)
Total adjustments	(343)	(239)
Net cash provided by (used in) operating activities	990	2,910
Cash Flows from Investing Activities:
Purchase of property and equipment	(213)	(14)
Purchase of trading securities at fair value, non-current	(234)	-
Purchase of other investments	(573)	(663)
Proceeds on sale of trading securities at fair value, current	2,000	350
Proceeds on sale of trading securities at fair value, non-current	180	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	3,000	3,000
Return of capital on other investments	259	-
Net cash provided by (used in) investing activities	4,419	2,673
Cash Flows from Financing Activities:
Principal payments on financing lease	(30)	(27)
Issuance of common stock	69	59
Repurchases of common stock	(2,172)	(1,195)
Dividends paid	(1,278)	(1,333)
Net cash provided by (used in) financing activities	(3,411)	(2,496)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,998	3,087
Beginning cash, cash equivalents, and restricted cash	26,401	23,314
Ending cash, cash equivalents, and restricted cash	$28,399	$26,401

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$313	$329
Excise tax liability accrued on stock repurchases	$22	$-
Unsettled class A common stock repurchases	$14	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$252	$1,492
Cash paid for interest	$3	$4

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1. IMMATERIAL ADJUSTMENT TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of its Consolidated Financial Statements for the fiscal year ended June 30, 2024, the Company determined that its previously issued Consolidated Financial Statements as of and for the fiscal year ended June 30, 2023, contained an error as summarized below. Based on management’s evaluation of the accounting error under the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations thereof, the Company concluded the error is not material, on an individual or aggregate basis, to the Company’s previously reported financial statements. The Company has corrected this accounting error in the accompanying Consolidated Financial Statements as of and for the fiscal year ended June 30, 2023.

The Company did not record certain liabilities as required by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (codified under ASC 740-10) (“FIN 48”) as of June 30, 2022. The error was corrected in the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2023, through retained earnings as of July 1, 2022. The impact of the correction on the Company’s previously issued Consolidated Financial Statements, as of and for the year ended June 30, 2023, is as follows:

●	On the Consolidated Balance Sheet as of June 30, 2023, the reserve for uncertain tax positions increased by $175,000, and retained earnings decreased by $175,000.
●	On the Consolidated Statement of Shareholders' Equity as of June 30, 2023, the beginning balance of retained earnings decreased by $175,000, and the beginning balance of total shareholders' equity decreased by $175,000.

In addition, the impacted footnote disclosures have also been revised to reflect the error correction.

NOTE 2. ORGANIZATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) serves as investment adviser to U.S. Global Investors Funds (“USGIF” or the “Fund(s)”), a Delaware statutory trust that is a no-load, open-end investment company offering shares in numerous mutual funds to the investing public. The Company also provides administrative services to USGIF. For these services, the Company receives fees from USGIF. The Company also provides advisory services to SEC registered exchange traded funds (“ETFs”) and a European-based ETF.

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in USGIF. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 5 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $10.5 million and $12.5 million at June 30, 2024, and 2023, respectively.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	June 30, 2024	June 30, 2023
Investments in equity securities at fair value, current	$9,644	$11,642
Investments in equity securities at fair value, non-current	806	785
Other receivables	28	45
Total VIE assets, maximum exposure to loss	$10,478	$12,472

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

Allowance for Credit Losses (Held-to-Maturity Debt Securities). For held-to-maturity debt securities, the Company is required to utilize the CECL methodology to estimate expected credit losses. Securities are evaluated on an individual basis. The individual assessment and determination of expected credit losses is generally based on the discounted cash flow method. Under the discounted cash flow method, the allowance for credit losses reflects the difference between the amortized cost basis and the present value of the expected cash flows. The Company adjusts the discount rate utilized to determine the present value of the expected cash flows quarterly for subsequent fluctuations in market interest rates. Changes in the present value attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts and are included in interest income within net investment income (loss) on the Consolidated Statements of Operations. Changes in the allowance attributable to expectations of cash flow timing or amounts are recorded as a provision (or release) for credit losses and are included within other income (loss) on the Consolidated Statements of Operations. Held-to-maturity debt securities, or portions thereof, are charged against the allowance when management believes the uncollectible status of a held-to-maturity security is confirmed. Accrued interest receivable, if any, is included within accounts and other receivables on the Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses. For more information about held-to-maturity debt securities, see Note 4, Investments.

Allowance for Credit Losses (Available-for-Sale Debt Securities). The impairment model for available-for-sale debt securities differs from the CECL methodology applied for held-to-maturity debt securities because available-for-sale debt securities are measured at fair value rather than amortized cost. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale debt securities where neither of the criteria is met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses and are included within other income (loss) on the Consolidated Statements of Operations. Losses are charged against the allowance when management believes the uncollectible status of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable, if any, is included within accounts and other receivables on the Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses. See Note 4, Investments, for more information about available-for-sale debt securities.

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

Embedded derivatives. The Company does not use derivatives for trading, speculation, or hedging exposures. Certain financial instruments the Company invests in contain both a derivative and a non-derivative component. In such cases, the derivative component is termed an embedded derivative, with the non-derivative component representing the host contract. If the economic characteristics and risks of embedded derivative are not closely related to those of the host contract, and the changes in the fair value of the host contact itself is not recorded through earnings within net investment income (loss), the embedded derivative is bifurcated and carried at fair value, and changes in the fair value are recorded through earnings within net investment income (loss) on the Consolidated Statements of Operations and included as an adjustment to reconcile net income (loss) to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The host contract will continue to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and tables within Note 4, Investments, unless otherwise indicated.

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

Receivables and Allowance for Credit Losses. Receivables consist primarily of advisory and other fees owed to the Company by clients. The Company records an expense based on a forward-looking current expected credit loss model to maintain an allowance for credit losses. When determining the allowance for receivables, the probability of recoverability of the receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates, is considered. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Due to the short-term nature, the Company had no allowance for credit losses related to receivables as of as of June 30, 2024, or 2023.

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

Recent Accounting Pronouncements and Developments

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

NOTE 4. INVESTMENTS

As of June 30, 2024, the Company held investments carried at fair value on a recurring basis of $15.5 million and a cost basis of $18.0 million. The fair value of these investments is approximately 29.8 percent of the Company’s total assets at June 30, 2024. In addition, the Company held other investments of approximately $1.7 million, and held-to-maturity debt investments, net of allowance for credit losses, of $868,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships, if applicable.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $10.5 million and $12.4 million as of  June 30, 2024, and 2023, respectively, and investments in HIVE Digital Technologies Ltd., (“HIVE”), which included convertible debentures valued at $4.4 million as of June 30, 2024, and included convertible debentures and common share purchase warrants valued at $7.3 million as of June 30, 2023. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

Additionally, the reliance on third-party pricing services adds another layer of uncertainty, as these services use proprietary models and methodologies that incorporate both observable and unobservable inputs. While we review and validate the inputs used by these pricing services, there is no guarantee that the fair values provided fully reflect the prices at which the instruments could be sold in an orderly transaction between market participants at the measurement date.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of  June 30, 2024, and 2023, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	June 30, 2024
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - International	$435	$-	$-	$435
Mutual funds - Fixed income	9,644	-	-	9,644
Mutual funds - Global equity	806	-	-	806
Total equity securities	10,885	-	-	10,885
Debt securities:
Corporate debt securities	208	-	-	208
Total investments in trading securities:	11,093	-	-	11,093
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	4,414	4,414
Total investments carried at fair value on a recurring basis:	$11,093	$-	$4,414	$15,507
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$600	$600

1. Fair value information is not as of June 30, 2024. Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative during the year ended June 30, 2024. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

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

1. Fair value information is not as of June 30, 2023. Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative during the year ended June 30, 2023. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. The Company purchased convertible securities of HIVE for $15.0 million in January 2021. The convertible securities were comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, which expired in January 2024, entitled the Company to acquire one common share. Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70. The remaining principal amount is $4.6 million as of June 30, 2024. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the Consolidated Balance Sheets, unrealized gain recognized in net investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of June 30, 2024. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at June 30, 2024. From August 31, 2018, through January 2023, Mr. Holmes was Interim CEO of HIVE.

The Company recorded the debentures at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the debentures was $4.4 million and $7.0 million at June 30, 2024, and June 30, 2023, respectively. The warrants were recorded at the estimated fair value of $5.9 million on the purchase date, and the fair value was $290,000 at June 30, 2023. Upon expiration in January 2024, a realized loss of $5.9 million was recognized in net investment income (loss).

The Company utilizes an independent third-party to estimate the fair values of the HIVE convertible investments and currently considers the fair value measurements to contain Level 3 inputs. The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the year ended June 30, 2024:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
	Year Ended June 30, 2024
	Investments in	Investments in
(dollars in thousands)	equity securities	debt securities
Beginning Balance	$290	$7,008
Principal repayments	-	(3,000)
Amortization of day one premium	-	(172)
Accretion of bifurcation discount	-	507
Total gains or losses included in:
Net Investment Income (Loss)	(290)	1,038
Other Comprehensive Income (Loss)	-	(967)
Ending Balance	$-	$4,414

The total gains or losses shown in the table above include $102,000 in unrealized losses recognized in net investment income (loss) and $172,000 in unrealized gains recognized in other comprehensive income (loss) for investments still held as of June 30, 2024.

The fair value measurements of certain financial instruments categorized within Level 3 involve significant unobservable inputs, which inherently introduce a degree of uncertainty. These inputs may include assumptions about future market conditions, liquidity, and credit risk, which are not directly observable in the market. Given these factors, the fair value measurements of Level 3 financial instruments are subject to a higher degree of estimation uncertainty, and actual results could differ significantly from the estimates provided. Additionally, the reliance on third-party pricing services adds another layer of uncertainty, as these services use proprietary models and methodologies that incorporate both observable and unobservable inputs. While we review the methodologies and inputs used by these pricing services, there is no guarantee that the fair values provided fully reflect the prices at which the instruments could be sold in an orderly transaction between market participants at the measurement date.

The following is quantitative information as of June 30, 2024, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	June 30, 2024
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - convertible debentures	$4,414	Binomial lattice model	Volatility	95.0%
			Credit Spread	8.2%
			Risk-Free Rate	4.1%

The following is quantitative information as of June 30, 2023, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	June 30, 2023
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in equity securities:
Common share purchase warrants	$290	Option pricing model	Volatility	100.0%
			Risk-Free Rate	5.0%
Investments in available-for-sale debt securities:
Corporate debt securities - convertible debentures	$7,008	Binomial lattice model	Volatility	100.0%
			Credit Spread	11.5%
			Risk-Free Rate	4.2%

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in the current period earnings. The following details the components of the Company’s trading securities carried at fair value as of June 30, 2024, and 2023.

	June 30, 2024
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$762	$(327)	$435
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	9,869	(225)	9,644
Mutual funds - Global equity	929	(123)	806
Total equity securities at fair value	11,605	(720)	10,885
Debt securities:
Corporate debt securities	215	(7)	208
Total trading securities at fair value	$11,820	$(727)	$11,093

	June 30, 2023
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$6,679	$(5,901)	$778
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	11,947	(305)	11,642
Mutual funds - Global equity	930	(145)	785
Total equity securities at fair value	19,601	(6,396)	13,205
Debt securities:
Corporate debt securities	-	-	-
Total trading securities at fair value	$19,601	$(6,396)	$13,205

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables below. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at June 30, 2024, and 2023. The security has been in a continuous unrealized loss position for longer than 12 months. We evaluated the unrealized loss position in the available-for-sale security as of June 30, 2024, and determined the unrealized loss was related to changes in the fair value of the embedded derivatives and not the result of credit losses; therefore, an allowance for credit losses was not recorded.

The following details the components of the Company’s available-for-sale debt investments at June 30, 2024, and 2023.

	June 30, 2024
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$6,204	$740	$-	$(2,530)	$4,414	$-

	June 30, 2023
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$7,729	$1,707	$-	$(2,428)	$7,008	$-

1. Represents changes in unrealized gains and losses related to embedded derivatives included in net investment income (loss) in the Consolidated Statements of Operations.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheets, categorized by risk exposure, at June 30, 2024, and 2023.

	June 30, 2024	June 30, 2023
	Other Assets	Other Assets
(dollars in thousands)	Investments in available-for-sale debt securities	Investments in available-for-sale debt securities
Embedded Derivatives:
Equity price risk exposure	$12	$114

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the years ended June 30, 2024, and 2023.

	Year Ended June 30,
	2024	2023
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(102)	$111

At June 30, 2024, and 2023, the Company held one security classified as held-to-maturity.  The following details the components of the Company’s held-to-maturity debt investment at June 30, 2024, and 2023.

	June 30, 2024
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities (1):
Corporate debt securities	$1,000	$132	$868	$-	$-	$868

	June 30, 2023
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities (1):
Corporate debt securities	$1,000	$-	$1,000	$-	$(232)	$768

1. Held-to-maturity debt instruments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of June 30, 2024, and 2023, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. Since the adoption of ASU 2016-13 on July 1, 2023, and through June 30, 2024, the change in allowance for credit losses attributable to the passage of time was $100,000 and included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment. There was no allowance at June 30, 2023.

Year Ended
(dollars in thousands)	June 30, 2024
Beginning Balance, prior to adoption of ASU 2016-13	$-
Impact of ASU 2016-13 adoption	232
Provision for credit losses - reversal (1)	(100)
Ending Balance	$132

1. Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of debt securities at June 30, 2024, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	June 30, 2024
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$6,204	$1,000
Fair Value	$4,414	$868

1. Principal payments of $750,000 are due quarterly with a final maturity in January 2026.

As of June 30, 2024, none of the Company's investments in debt securities were delinquent or in a non-accrual status, and accrued interest receivable of $13,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of June 30, 2024, and 2023.

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

The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2024, and 2023, that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Year Ended June 30,
(dollars in thousands)	2024	2023
Other Investments
Carrying value	$1,687	$2,388
Upward carrying value changes	$-	$14
Downward carrying value changes/impairments	$(1,274)	$(2,280)

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through June 30, 2024. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $5.0 million since their respective acquisitions through  June 30, 2024.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at June 30, 2024, and 2023. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of June 30, 2024.

Net Investment Income (Loss)

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Year Ended June 30,
(dollars in thousands)	2024	2023
Net Investment Income (Loss)
Realized gains (losses) on equity securities	$(6,845)	$(453)
Realized gains (losses) on debt securities	1,140	1,664
Unrealized gains (losses) on equity securities	5,669	(2,563)
Unrealized gains (losses) on debt securities	(7)	-
Unrealized gains (losses) on embedded derivatives	(102)	111
Unrealized gains (losses) on cash equivalents	(1)	(5)
Dividend and interest income	2,411	1,798
Realized foreign currency gains (losses)	(121)	(236)
Total Net Investment Income (Loss)	$2,144	$316

During the years ended June 30, 2024, and 2023, realized gains on debt securities in the amount of $1.1 million and $1.7 million, respectively, were reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures. A significant amount of the realized loss on equity securities shown above was related to the Company’s investment in warrants of HIVE. The warrants were recorded at the estimated fair value of $5.9 million on the purchase date, and upon expiration in January 2024, a realized loss of $5.9 million was recognized, resulting in an increase to unrealized gains (losses) on equity securities of the same amount.

The following table presents unrealized gains and losses recognized during the years ended June 30, 2024, and 2023, on equity investments still held at each respective date.

	Year Ended June 30,
(dollars in thousands)	2024	2023
Unrealized gains and losses for securities held at the reporting date:
Equity securities:
Net gains and losses recognized during the period	$(1,176)	(3,016)
Less: Net gains and losses recognized during the period on securities sold during the period	(266)	(13)
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date (1)	$(910)	$(3,003)
Debt securities classified as trading:
Net gains and losses recognized during the period	$(7)	-
Less: Net gains and losses recognized during the period on securities sold during the period	-	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(7)	$-

1. Includes net unrealized and realized losses as a result of the measurement alternative of $1.0 million and $2.3 million for the fiscal years ended June 30, 2024, and 2023, respectively.

Net investment income (loss) can be volatile and varies depending on market fluctuations.

NOTE 5. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Year Ended June 30,
(dollars in thousands)	2024	2023
ETF advisory fees	$9,416	$13,174
USGIF advisory fees	1,882	2,256
USGIF performance fees earned (paid)	(429)	(490)
Total Advisory Fees	10,869	14,940
USGIF administrative services fees	115	134
Total Operating Revenue	$10,984	$15,074

The Company serves as investment advisor to three U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through April 2025. The aggregate fees waived, and expenses borne by the Company for SEA were $147,000 and $105,000 for the years ended June 30, 2024, and 2023, respectively. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The U.S. Global Jets UCITS ETF merged into The Travel UCITS ETF in April 2024. The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the ETF.

The Company serves as investment adviser to USGIF and receives advisory fees comprised of two components: a base management fee and a performance fee. The management fee is based on a specified percentage of net assets under management. The performance fee is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

The Company has agreed to contractually limit the expenses of the Near-Term Tax Free Fund and the Global Luxury Goods Fund through April 2025. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the remaining Funds. These caps will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived, and expenses borne by the Company for USGIF were $840,000 and $1.1 million for the years ended June 30, 2024, and 2023, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent of average daily net assets of each fund.

As of  June 30, 2024, the Company had $772,000 in receivables from fund clients, of which $647,000 was from the ETFs and $125,000 was from USGIF. As of June 30, 2023, the Company had $1.1 million in receivables from fund clients, of which $1.0 million was from the ETFs and $126,000 was from USGIF. There was no allowance for credit losses related to receivables as of June 30, 2024, or June 30, 2023.

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

A reconciliation of cash, cash equivalents, and restricted cash reported from the Consolidated Balance Sheets to the Statements of Cash Flows is shown below:

	June 30,
(dollars in thousands)	2024	2023
Cash and cash equivalents	$27,399	$25,401
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$28,399	$26,401

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2024	2023
Building and land	$4,669	$4,616
Furniture, equipment, and other	1,130	981
	5,799	5,597
Accumulated depreciation	(4,645)	(4,459)
Net property and equipment	$1,154	$1,138

Depreciation expense totaled $196,000 and $243,000 in fiscal years 2024 and 2023, respectively.

NOTE 8. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expense included in general and administrative expense on the Consolidated Statements of Operations totaled $133,000 and $119,000 for the years ended June 30, 2024, and 2023, respectively.

The following table presents the components of lease cost.

	Year Ended June 30,
(dollars in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$30	$29
Interest on lease liabilities	3	4
Total finance lease cost	33	33
Operating lease cost	-	-
Short-term lease cost	103	90
Total lease cost	$136	$123

Supplemental information related to the Company's leases follows.

	Year Ended June 30,
(dollars in thousands)	2024	2023
Operating cash flows from financing leases included in lease liabilities	$3	$4
Financing cash flows from financing leases included in lease liabilities	$30	$27

Additional qualitative information concerning the Company's leases follows.

	June 30,
	2024	2023
Weighted-average remaining lease term - financing leases (years)	1.25	2.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of June 30, 2024.

(dollars in thousands)
Fiscal Year	Finance Leases
2025	$32
2026	8
Total lease payments	40
Less imputed interest	(1)
Total	$39

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various years through fiscal year 2025. At the commencement of an operation lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $101,000 and $125,000 for fiscal years 2024 and 2023, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $2,000 and $4,000 at  June 30, 2024, and 2023, respectively.

A summary analysis of annual undiscounted cash flows to be received on leases as of June 30, 2024, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2025	$36
Total lease payments	$36

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term. As of June 30, 2024, the cost of the building is $1.7 million, and the accumulated depreciation is $1.6 million. As of June 30, 2023, the cost of the building is $1.6 million, and the accumulated depreciation is $1.6 million. The building is depreciated using the straight-line method over 40 years.

NOTE 9. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2024	2023
Professional fees	$571	$697
Vendors payable	182	157
ETF operating and distribution expenses	365	344
Other taxes payable	79	76
Other accrued expenses	$1,197	$1,274

NOTE 10. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal years ended June 30, 2024, and 2023. The credit agreement will expire on  May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at June 30, 2024, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2024, the credit facility remains unutilized by the Company.

NOTE 11. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with the 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for contributions to the 401(k) plan of $121,000 and $109,000 for fiscal years 2024 and 2023, respectively.

The 401(k) plan allows for a discretionary profit-sharing contribution by the Company, as authorized by the Board of Directors. The Company made a profit-sharing contribution of $100,000 and $200,000 in fiscal years 2024 and 2023, respectively.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in base salary expense, aggregated in all programs to $12,000 in fiscal years 2024 and 2023.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. During fiscal years 2024 and 2023, employees purchased 24,460 and 19,981, respectively, shares of treasury stock from the Company. The Company matches these contributions on a limited basis. The Company match, reflected in base salary expense, was $49,000 and $42,000 in fiscal years 2024, and 2023, respectively.

NOTE 12. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets under the symbol “GROW.” There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2024, or 2023.

The shareholders of class C common stock have voting rights, and the shareholders of class A and class B common stock have no voting rights. Shareholders of class C common stock are allowed to convert to class A common stock. During fiscal year 2024, and 2023, no shares were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Dividends

Dividends totaling $1.1 million were paid to holders of class A common stock in fiscal years 2024 and 2023. Dividends of $186,000 were paid to holders of class C common stock in fiscal years 2024 and 2023. The dividend rate per share for both classes was $0.0075 per month during fiscal years 2024 and 2023.

As of June 30, 2024, the Board has authorized a monthly dividend of $0.0075 per share through September 2024, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s share-based compensation programs. As of June 30, 2024, approximately $4.0 million remains available for repurchase under this authorization.

During fiscal years 2024 and 2023, the Company repurchased 767,651 and 412,257, respectively, of its class A shares on the open market using cash of $2.2 million and $1.2 million, respectively. To date, the Company has repurchased a total of 1,988,877 class A shares under the repurchase program using cash of $5.6 million.

In August 2022, the Inflation Reduction Act (IRA) was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions on the Consolidated Financial Statements was $22,000 for the year ended June 30, 2024.

Other Activity

All stock grants vest immediately after issuance. Issuances of treasury stock for grants, bonuses, and the share repurchase plan are accounted for using the weighted-average cost basis of the shares issued. During fiscal years 2024 and 2023, no shares were granted to employees or non-employee directors.

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. There were no options granted, forfeited, or exercised during the year ended June 30, 2024. Under the 1989 Plan, there were 2,000 options forfeited during the year ended June 30, 2023, and no options granted or exercised. Under the 1989 Plan, there were 229,000 options outstanding and exercisable as of June 30, 2024, and 2023, with a weighted-average grant date fair value price of $3.36.

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

Stock option transactions under the 1989 Plan for the last two fiscal years are summarized below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
(dollars in thousands, except price data)	Options	Price	Life in Years	(net of tax)
Outstanding June 30, 2022	231,000	6.05
Granted	-	n/a
Exercised	-	n/a
Forfeited	(2,000)	6.05
Outstanding June 30, 2023	229,000	$6.05
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2024	229,000	$6.05	6.97	$-

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. Under the 1997 Plan, there were no options granted, exercised, or forfeited during the years ended June 30, 2024, or 2023. There were 2,000 options outstanding and exercisable under the 1997 Plan as of June 30, 2024, and 2023.

The estimated fair value of options granted is amortized to expense over the options’ vesting period. The fair value of these options is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the 1997 Plan for the past two fiscal years are summarized below:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
(dollars in thousands, except price data)	Options	Price	Life in Years	(net of tax)
Outstanding June 30, 2022	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2023	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2024	2,000	$2.74	3.72	$-

NOTE 13. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2024	2023
United States	$1,670	$4,114
Canada	245	(31)
Total	$1,915	$4,083

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
		% of		% of
(dollars in thousands)	2024	Pretax	2023	Pretax
Tax expense at statutory rate	$402	21.0%	$857	21.0%
State and local income taxes, net of federal tax benefit	117	6.1%	131	3.2%
Income from controlled foreign corporation	56	2.9%	7	0.2%
Other	7	0.4%	(61)	(1.5)%
Total tax expense	$582	30.4%	$934	22.9%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2024	2023
Current tax expense (benefit) - U.S.	$48	$1,245
Current tax expense (benefit) - State U.S.	117	131
Current tax expense (benefit) - non-U.S.	82	(2)
Deferred tax expense (benefit) - U.S.	329	(442)
Deferred tax expense (benefit) - non-U.S.	6	2
Total tax expense (benefit)	$582	$934

Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2024	2023
Deferred Income Tax Assets:
Accumulated depreciation	$126	$117
Investments in securities at fair value	857	1,604
Accrued expenses	66	218
Product start-up costs	103	99
Share-based compensation expense	162	162
Other	67	40
Net operating loss carryover	-	24
Capital loss carryover	786	-
Subtotal Deferred Tax Assets	2,167	2,264
Valuation Allowance	-	(24)
Total Deferred Tax Assets	2,167	2,240
Deferred Income Tax Liabilities:
Investments in securities at fair value	$-	$(4)
Prepaid expenses	(82)	(77)
Foreign tax on undistributed earnings	(252)	(243)
Total Deferred Tax Liabilities	(334)	(324)
Net Deferred Tax Asset	$1,833	$1,916

Carryovers

For U.S. federal income tax purposes at June 30, 2024, the Company has no U.S. federal net operating loss carryovers and $3.7 million capital loss carryovers expiring in fiscal year 2029. For Canadian income tax purposes, USCAN has no net operating loss carryovers and no capital loss carryovers.

Additional Disclosures

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. There was no valuation allowance included at June 30, 2024. At June 30, 2023 a valuation allowance of $24,000 was included to fully reserve for net operating loss carryovers.

Uncertain income tax positions

The Company is subject to U.S. federal income tax, state tax jurisdictions within the U.S., and taxes in Canada. The Company maintains a reserve for uncertain tax positions. As of June 30, 2024, and June 30, 2023, the total reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, was $785,000 and $671,000, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets.

The reserve as of June 30, 2024, relates to the Company’s uncertain tax positions for income tax matters. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $785,000 as of June 30, 2024, adequately covers open tax years and uncertain tax positions up to and including fiscal 2024 for major taxing jurisdictions. As of June 30, 2024, the entire $785,000 of unrecognized tax benefits, including interest and penalties and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company's activity was as follows:

	Year ended June 30,
(dollars in thousands)	2024	2023
Beginning Balance	$671	$554
Increases related to current year tax positions	114	117
Ending Balance	$785	$671

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Operations. The amount of accrued interest and penalties associated with the Company’s tax positions was $277,000 and $250,000 as of June 30, 2024, and June 30, 2023, respectively. The tax years from 2021 through 2023 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2017 through 2023 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject. For jurisdictions with unfiled tax returns, the statutes of limitations remain open indefinitely.

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2024	2023
(dollars in thousands, except per share data)
Net Income (Loss)	$1,333	$3,149

Weighted average number of outstanding shares
Basic	14,182,300	14,638,833
Effect of dilutive securities
Stock options	53	236
Diluted	14,182,353	14,639,069

Earnings (Loss) Per Share
Basic Net Income (Loss) per Share	$0.09	$0.22
Diluted Net Income (Loss) per Share	$0.09	$0.22

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. For the years ended June 30, 2024, and 2023, 229,000 employee stock options were excluded from diluted EPS.

During fiscal years 2024 and 2023, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Balance at June 30, 2022	$3,624
Other comprehensive income (loss) before reclassifications	(1,217)
Tax effect	256
Amount reclassified from AOCI	(1,664)
Tax effect	349
Net other comprehensive income (loss) for 2023	(2,276)
Balance at June 30, 2023	1,348
Other comprehensive income (loss) before reclassifications	172
Tax effect	(36)
Amount reclassified from AOCI	(1,139)
Tax effect	239
Net other comprehensive income (loss) for 2024	(764)
Balance at June 30, 2024	$584

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

The following schedule details total revenues and income by business segment:

	Investment
	Management	Corporate
(dollars in thousands)	Services	Investments	Consolidated
Year Ended June 30, 2024
Operating revenues	$10,984	$-	$10,984
Net investment income (loss)	$-	$2,144	$2,144
Other income (loss)	$251	$-	$251
Income (loss) before income taxes	$(130)	$2,045	$1,915
Depreciation	$196	$-	$196
Gross identifiable assets at June 30, 2024	$27,494	$22,636	$50,130
Deferred tax asset			$1,833
Consolidated total assets at June 30, 2024			$51,963
Year Ended June 30, 2023
Operating revenues	$15,074	$-	$15,074
Net investment income (loss)	$-	$316	$316
Other income (loss)	$242	$-	$242
Income (loss) before income taxes	$3,868	$215	$4,083
Depreciation	$243	$-	$243
Gross identifiable assets at June 30, 2023	$25,918	$27,835	$53,753
Deferred tax asset			$1,920
Consolidated total assets at June 30, 2023			$55,673

Net operating revenues from investment management services include revenues from ETF clients of $9.4 million and $13.2 million in fiscal years 2024 and 2023, respectively. Net operating revenues from investment management services also include revenues from USGIF of $1.6 million and $1.9 million in fiscal years 2024 and 2023, respectively.

NOTE 17. RELATED PARTY TRANSACTIONS

On June 30, 2024, and 2023, the Company had $10.5 million and $12.4 million, respectively, at fair value invested in USGIF, funds the Company advised. These amounts were included in the Consolidated Balance Sheets as investments in equity securities at fair value. During the years ended June 30, 2024, and 2023, the Company redeemed investments for $2.0 million and $350,000, respectively. During the years ended June 30, 2024, and 2023, there was $71,000 and $13,000, respectively, of net realized losses on its investments in USGIF. The Company recorded $380,000 and $267,000 in income from capital gain distributions and dividends from USGIF investments in fiscal years 2024 and 2023, respectively.

The Company earned advisory and administrative services fees, as applicable, from the various funds for which it acts as investment adviser, as disclosed in Note 5. Receivables include amounts due from the funds for those fees and out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2024, and 2023, the Company had $772,000 and $1.1 million, respectively, of receivables from funds included in the Consolidated Balance Sheets within receivables.

The Company has various investments in HIVE that were valued at approximately $4.4 million and $7.3 million and as of June 30, 2024, and 2023, respectively. As discussed in Note 4, in January 2021, the Company purchased convertible securities in HIVE, and an unrealized gain was recognized in other comprehensive income (loss) for the convertible debentures, which is to be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The warrants were recorded at the estimated fair value of $5.9 million on the purchase date, and upon expiration in January 2024, a realized loss of $5.9 million was recognized in net investment income (loss). During the fiscal year ended June 30, 2024, and 2023, $3.0 million in principal payments were received for the debentures, and $1.1 million and $1.7 million, respectively, was included in net investment income (loss) as realized gains on debt securities. The Company recorded $854,000 and $1.2 million in interest income from HIVE investments during the fiscal year ended June 30, 2024, and 2023, respectively. The Company earned other income from HIVE for consulting fees in the amount of $150,000 and $120,000 during the fiscal years ended June 30, 2024, and 2023, respectively. The Company had $207,000 and $43,000 of receivables from HIVE included in the Consolidated Balance Sheets within receivables as of June 30, 2024, and 2023, respectively. Frank Holmes, a director and Chief Executive Officer of the Company, is the executive chairman of HIVE, for which he received director fees from HIVE during fiscal years 2024 and 2023. Mr. Holmes held shares and options of HIVE at June 30, 2024, and 2023. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

As discussed in Note 4, the Company has an investment in Sonar that had a carrying value of approximately $362,000 at June 30, 2024, and 2023. The Company earned lease income from Sonar in the amount of $8,000 and $16,000 during the fiscal years ended  June 30, 2024, and 2023, respectively. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021.

NOTE 18. COMMITMENTS AND CONTINGENCIES

The Company continuously reviews all investor, employee, and vendor complaints, tax claims, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of June 30, 2024, or 2023.

The Board of Directors has authorized a monthly dividend of $0.0075 per share from July through September 2024, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July to September 2024 will be approximately $313,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosures during the two most recent fiscal years. BDO USA, LLP, now known as BDO USA, P.C., was the independent registered public accounting firm to U.S. Global Investors, Inc. (the "Company") from July 2022 through September 2022. Grant Thornton LLP was the independent registered public accounting firm to the Company from December 2022 through fiscal year 2023, and fiscal year 2024.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

Notwithstanding the material weakness, we believe that the Consolidated Financial Statements included in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management concluded that, due to the material weakness described below, the Company's management did not maintain effective internal control over financial reporting as of June 30, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material weakness over regulatory compliance and remediation efforts:
The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K as of and for the year ended June 30, 2023, was not remediated as of June 30, 2024. The deficiency is the result of the inadequate design of controls related to complying with tax regulatory requirements. In particular, we determined that our controls were not designed and operating effectively to ensure new tax regulatory requirements were identified, reviewed for applicability and implemented on a timely basis. The control deficiency creates a reasonable possibility that a material misstatement of our Consolidated Financial Statements would not be prevented or detected on a timely basis, and constitutes a material weakness in our internal control over financial reporting.

Management, with the oversight of the Audit Committee, is currently in the process of designing and implementing a remediation plan intended to address this material weakness. During the fiscal year ended June 30, 2024, remediation efforts included engaging a third-party specialist to perform services related to tax regulatory compliance. The material weakness will not be considered remediated until such time management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Remediation of previously reported material weakness over fair value measurements. The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K/A-2 as of and for the year ended June 30, 2022, was remediated as of June 30, 2024. The deficiency was the result of the inadequate design of controls to measure the fair value of the Company’s investments and overreliance on the work of a third-party specialist resulting in undetected errors in the valuation of certain investments. Management designed and implemented measures to remediate the control deficiencies contributing the material weakness, which included taking steps to enhance its evaluation of the qualifications of third-party specialists, more accurately define the scope of work to be performed by such specialists, and improve the review process for work products prepared by specialists. Based on these remediation actions, as well as testing the operating effectiveness of the controls over a sustained period of financial reporting cycles, management, with the oversight of the Audit Committee, has concluded that the controls are effective.

Changes in Internal Control over Financial Reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	69	Director of the Company and Chief Executive Officer of the Company since October 1989, and Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served and continues to serve in various positions with the Company and its subsidiaries. Mr. Holmes served as Chairman of the Board of HIVE Digital Technologies Ltd., formerly HIVE Blockchain Technologies Ltd., since August 2017, Interim Executive Chairman from August 2018 to December 2020, Executive Chairman since December 2020, and Interim CEO from August 2018 to January 2023. He also served on the board of Thunderbird Entertainment Group Inc. (formerly Thunderbird Entertainment, Inc.) from June 2014 to March 2021. Mr. Holmes served as Chairman of the Board of GoldSpot Discoveries Corp. from February 2019 to May 2020 and as a director from February 2019 to June 2020. Mr. Holmes served as Director of Meridian Global Gold & Resources Fund Ltd. from December 2003 to November 2017; and Director of Meridian Global Energy & Resources Fund Ltd. from April 2006 to November 2017.
Jerold H. Rubinstein	86	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein has served as Director and Chairman of Salton Sea Industries from June 2016 to June 2020. Mr. Rubinstein served as Director and Chairman of the Audit Committee of CKE Restaurants from June 2006 to July 2010 and April 2011 to December 2017. He also served as Director and Chairman of the Audit Committee of Greenwood Hall, Inc. from November 2016 to June 2017.
Roy D. Terracina	78	Director of the Company since December 1994 and Vice Chairman of the Board of Directors since May 1997. Mr. Terracina is the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994 and has served as Chief Executive Officer and Board Chair of the Sonar Company since July 2021.
Thomas F. Lydon, Jr.	64	Director of the Company since June 1997. Mr. Lydon has served as Vice Chairman of VettaFi from May 2022 to April 2024; President of Global Trends Investments since April 1996; co-CEO of ETF Flows LLC from February 2019 to August 2021; Board Member of VettaFi from August 2021 to January 2024; Independent Trustee of Guggenheim Investments since February 2012; and Independent Director of Harvest Volatility Edge Trust from December 2017 to December 2018.
Lisa C. Callicotte	51	Chief Financial Officer of the Company since July 12, 2013. Controller of the Company from July 2009 until July 2013. Since July 2009, Ms. Callicotte has served and continues to serve in various positions with the Company and its subsidiaries.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of four members. The Board of Directors has determined that three of the four members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors in existence during the 2024 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. All directors attended the 2023 fiscal year annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

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

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. Grant Thornton LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2024, is responsible for performing an independent audit of U.S. Global’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and Grant Thornton LLP. The committee has discussed with Grant Thornton LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2024 audited financial statements. The Audit Committee has received the written disclosures and the letter from Grant Thornton LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with Grant Thornton LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2024.

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

Director Interaction with Stockholders. The Company’s Corporate Governance Guidelines provide the process by which stockholders and other interested parties may contact the non-management members of the Board. These guidelines are contained on the Company’s website in the “Policies and Procedures” section of "About Us."

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO and the CFO, (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2024. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

The individuals listed below are the CEO and CFO, who are the only NEOs for the fiscal year 2024.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2024 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of three independent members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2024, no stock options were granted under this plan. As of June 30, 2024, under this amended plan, 1,964,400 options had been granted, 883,000 options had been exercised, 852,400 options had expired, 229,000 remained outstanding, and 488,000 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of three outside members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2024, no stock options were granted under this plan. As of June 30, 2024, 583,300 options had been granted; 257,000 shares had been exercised; 324,300 options had expired; 2,000 options remained outstanding; and 141,000 options are available for grant.

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

Compensation Clawback Policy

Effective December 1, 2023, the Board adopted a Compensation Clawback Policy (the “Clawback Policy”) to provide for the recoupment of certain Incentive-Based Compensation (as defined in the Clawback Policy) in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws.  The Clawback Policy is intended to comply with Section 10D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10D-1 promulgated under the Exchange Act, and applicable Nasdaq listing standards, and the policy applies to current and former Executive Officers (as defined in the Clawback Policy). Pursuant to the Clawback Policy, in the event the Company is required to prepare an accounting restatement to correct material noncompliance with any financial reporting requirement under federal securities laws, the Board shall reasonably promptly recover any excess Incentive-Based Compensation received by any Covered Executive. The Clawback Policy is filed with the SEC as Exhibit 97 of this Annual Report.

In connection with the preparation of its Consolidated Financial Statements for the fiscal year ended June 30, 2024, the Company determined that its previously issued Consolidated Financial Statements as of and for the fiscal year ended June 30, 2023, contained an error. Based on management’s evaluation of the accounting error under the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations thereof, the Company concluded the error is not material, either on an individual or aggregate basis, to the Company’s previously reported financial statements. The Company has corrected this accounting error as of and for the fiscal year ended June 30, 2023. The Company did not record certain liabilities as required by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (codified under ASC 740-10) (“FIN 48”) as of June 30, 2022. The error was corrected in the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2023, through retained earnings as of July 1, 2022.

The Compensation Committee was informed that the immaterial adjustment to the previously issued consolidated financial statements was related to uncertain tax positions.  The Compensation Committee noted that the Incentive-Based Compensation is based on pre-tax income.  Therefore, there was no excess Incentive-Based Compensation paid or to recover related to the immaterial adjustment to the previously issued consolidated financial statements.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $23,000 in calendar year 2024. An additional “catch-up” pretax contribution of up to $7,500 is allowed for employees over 50. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows us to make a discretionary profit-sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit-sharing contribution. The Company made a profit-sharing contribution of $100,000 in fiscal year 2024 and $200,000 in fiscal year 2023.

Savings Plans

We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using mutual funds managed by us. Employee contributions to an Individual Retirement Account are matched to a maximum of $100 per month for certain management-level employees, including NEOs, and a maximum of $30 for all other employees. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to all employees to save for minor relatives and is matched at a maximum of $15 per month per child. The Company match, reflected in base salary expense, aggregated in all programs to $12,000 in fiscal years 2024 and 2023.

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. During fiscal years 2024 and 2023, employees purchased 24,460 and 19,981 shares of treasury stock from us, respectively. The Company matches these contributions on a limited basis. The Company match, reflected in base salary expense, was $49,000 and $42,000 in fiscal years 2024, and 2023, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2024 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2024, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($) [1]	($) [2,3]	($)
(dollars in thousands)

Frank E. Holmes
Chief Executive Officer	2023	434	97	468	168	1,167
Chief Investment Officer	2024	472	23	107	184	786

Lisa C. Callicotte
Chief Financial Officer	2023	172	96	-	55	323
	2024	187	80	-	52	319

1.	The amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
2.

For fiscal year 2024, represents amounts paid by us on behalf of or to Mr. Holmes as follows: (i) $64 in insurance, (ii) $38 in matched contributions, (iii) $29 in paid time off payout, (iv) $13 in profit-sharing, (v) $8 in memberships, and (vi) $32 in miscellaneous items.

3.

For fiscal year 2024, represents amounts paid by us on behalf of or to Ms. Callicotte as follows: (i) $11 in profit-sharing, (ii) $21 in matched contributions, (iii) $11 in paid time off payout, and (iv) $9 in miscellaneous items.

Outstanding equity awards as of June 30, 2024, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

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

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $16,500 in any quarter. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Director compensation for the fiscal year ended June 30, 2024, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned or
Name	Paid in Cash (1)	Total
(dollars in thousands)
Jerold H. Rubinstein	$196	$196
Roy D. Terracina	$85	$85
Thomas F. Lydon, Jr.	$85	$85

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 21, 2024, there were 2,068,549 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.81%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 21, 2024, there were 11,612,094 shares of the Company’s class A common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Vanguard Group, Inc. – Valley Forge, PA	617,936	5.32%
Royce & Associates, LP – New York, NY	604,954	5.21%

Security Ownership of Management

The following table sets forth, as of August 21, 2024, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person directly owns the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
Beneficial Owner	Common Stock		Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.81%	534,644	4.60%
Lisa C. Callicotte, CFO	-	-	29,999	0.26%
Jerold H. Rubinstein, Director	-	-	2,800	0.02%
Roy D. Terracina, Director	-	-	63,800	0.55%
Thomas F. Lydon, Jr., Director	-	-	17,500	0.15%
All directors and executive officers as a group (five persons)	2,064,560	99.81%	648,743	5.59%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	229,000	$6.05	488,000
1997 Non-Qualified Stock Option Plan [2]	2,000	$2.74	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	58,337
Total	231,000		687,337

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2024, rendered by Grant Thornton LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2024	2023
Audit fees [1]	$440	$332
Audit-related fees [2]	-	-
Tax fees [3]	74	76
Total fees	$514	$408

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

All services provided by Grant Thornton LLP in the fiscal year ended June 30, 2024, were pre-approved by the Audit Committee.

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

14.02	Code of Ethics, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2019 (EDGAR Accession No. 0001185185-20-000164)
21	List of Subsidiaries of the Company, included herein.
23.1	Grant Thornton LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
97.	U.S. Global Investors, Inc. Compensation Clawback Policy, included herein.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 10, 2024	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 10, 2024

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 10, 2024

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 10, 2024

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 10, 2024

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 10, 2024