Form 10-Q
period 2024-09-30
U S GLOBAL INVESTORS INC
filed 2024-11-07
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024

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

On October 31, 2024, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 11,457,191 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$27,336	$27,399
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,713	9,644
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	991	1,047
Tax receivable	742	729
Prepaid expenses	359	498
Total Current Assets	40,141	40,317

Net Property and Equipment	1,132	1,154

Other Assets
Deferred tax asset	1,804	1,833
Investments in trading securities at fair value, non-current	1,453	1,449
Investments in available-for-sale debt securities at fair value (amortized cost: $5,717, and $6,204, respectively) (net of allowance for credit losses of $0, and $0, respectively)	3,742	4,414
Investments in held-to-maturity debt securities at amortized cost	1,000	1,000
Less: Allowance for credit losses	(109)	(132)
Investments in held-to-maturity debt securities, net of allowance for credit losses	891	868
Other investments	1,687	1,687
Financing lease, right of use assets	32	38
Other assets, non-current	202	203
Total Other Assets	9,811	10,492
Total Assets	$51,084	$51,963
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4	$14
Accrued compensation and related costs	398	609
Dividends payable	309	313
Financing lease liability, short-term	33	31
Other accrued expenses	1,171	1,197
Total Current Liabilities	1,915	2,164

Long-Term Liabilities
Reserve for uncertain tax positions	802	785
Financing lease liability, long-term	-	8
Total Long-Term Liabilities	802	793
Total Liabilities	2,717	2,957

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at September 30, 2024, and June 30, 2024; 11,562,261 and 11,753,483 shares outstanding at September 30, 2024, and June 30, 2024, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at September 30, 2024, and June 30, 2024	52	52
Additional paid-in-capital	16,442	16,443
Treasury stock, class A shares at cost; 2,304,738 and 2,113,516 shares at September 30, 2024, and June 30, 2024, respectively	(6,387)	(5,880)
Accumulated other comprehensive income, net of tax	442	584
Retained earnings	37,471	37,460
Total Shareholders’ Equity	48,367	49,006
Total Liabilities and Shareholders’ Equity	$51,084	$51,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2024	2023
Operating Revenues
Advisory fees	$2,127	$3,103
Administrative services fees	30	30
Total Operating Revenues	2,157	3,133
Operating Expenses
Employee compensation and benefits	1,081	1,274
General and administrative	1,503	1,501
Advertising	109	81
Depreciation	22	61
Interest	1	1
Total Operating Expenses	2,716	2,918
Operating Income (Loss)	(559)	215
Other Income (Loss)
Net investment income (loss)	917	(513)
Other income (loss)	78	57
Total Other Income (Loss)	995	(456)
Income (Loss) Before Income Taxes	436	(241)
Provision for Income Taxes
Tax expense (benefit)	121	(65)
Net Income (Loss)	$315	$(176)

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.02	$(0.01)
Diluted Net Income (Loss) per share	$0.02	$(0.01)

Basic weighted average number of common shares outstanding	13,714,517	14,465,510
Diluted weighted average number of common shares outstanding	13,714,517	14,465,701

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
Net Income (Loss)	$315	$(176)
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	18	51
Less: reclassification adjustment for gains included in net income (loss), net of tax	(160)	(265)
Net change from available-for-sale securities	(142)	(214)
Other Comprehensive Income (Loss)	(142)	(214)
Comprehensive Income (Loss)	$173	$(390)

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	197,887	(525)	-	-	(525)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(1)	(6,665)	18	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(304)	(304)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(142)	-	(142)
Net income (loss)	-	-	-	-	-	-	-	-	315	315
Balance at September 30, 2024	13,866,999	$347	2,068,549	$52	$16,442	2,304,738	$(6,387)	$442	$37,471	$48,367

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,572	$52,021
Impact of ASU 2016-13 adoption, net of tax (Note 1)	-	-	-	-	-	-	-	-	(183)	(183)
Balance at Balance at June 30, 2024 (as adjusted for change in accounting principle)	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,389	$51,838
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	198,213	(617)	-	-	(617)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	2	(5,494)	15	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(322)	(322)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(214)	-	(214)
Net income (loss)	-	-	-	-	-	-	-	-	(176)	(176)
Balance at September 30, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,563,044	$(4,342)	$1,134	$36,891	$50,526

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$315	$(176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	(38)	(38)
Net realized (gains) losses on securities	(203)	482
Unrealized (gains) losses on securities	(68)	522
Provision for deferred taxes	67	(265)
Reserve for uncertain tax positions	17	34
Allowance for credit losses	(23)	(27)
Changes in operating assets and liabilities:
Accounts and other receivables	43	291
Prepaid expenses and other assets	146	172
Accounts payable and other accrued liabilities	(240)	(111)
Total adjustments	(299)	1,060
Net cash provided by (used in) operating activities	16	884
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(59)
Proceeds on sale of trading securities at fair value, non-current	-	800
Proceeds from principal paydowns of available-for-sale debt securities at fair value	750	750
Net cash provided by (used in) investing activities	750	1,491
Cash Flows from Financing Activities:
Principal payments on financing lease	(8)	(7)
Issuance of common stock	17	17
Repurchases of common stock	(530)	(611)
Dividends paid	(308)	(326)
Net cash provided by (used in) financing activities	(829)	(927)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(63)	1,448
Beginning cash, cash equivalents, and restricted cash	28,399	26,401
Ending cash, cash equivalents, and restricted cash	$28,336	$27,849

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$309	$324
Excise tax liability accrued on stock repurchases	$5	$6
Unsettled class A common stock repurchases	$4	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$128	$-
Cash paid for interest	$1	$1

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2024 ("Form 10-K").

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

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain funds it advises, specifically, certain funds in U.S. Global Investors Funds (“USGIF” or the “Funds”). The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $10.6 million at September 30, 2024, and $10.5 million at June 30, 2024.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	September 30, 2024	June 30, 2024
Investments in trading securities at fair value, current	$9,713	$9,644
Investments in trading securities at fair value, non-current	858	806
Other receivables	25	28
Total VIE assets, maximum exposure to loss	$10,596	$10,478

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Due to rounding, the year-to-date amount may not be the exact sum of the quarterly amounts. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2025 (“fiscal 2025”).

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The standard became effective for the Company on July 1, 2024. The adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is to be applied on a retrospective basis and is effective for the Company's fiscal 2025 Consolidated Financial Statements and interim periods beginning in fiscal 2026. The Company is evaluating the impact ASU 2023-07 will have on disclosures in its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact ASU 2023-09 will have on disclosures in its Consolidated Financial Statements.

NOTE 2. INVESTMENTS

As of September 30, 2024, the Company held investments carried at fair value on a recurring basis of $14.9 million and a cost basis of $17.5 million. The fair value of these investments is approximately 29.2 percent of the Company’s total assets at September 30, 2024. In addition, the Company held other investments of approximately $1.7 million and held-to-maturity debt investments, net of allowance for credit losses, of $891,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held and the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $10.6 million and $10.5 million as of September 30, 2024, and June 30, 2024, respectively, and investments in HIVE Digital Technologies Ltd. (“HIVE”) convertible debentures, which were $3.7 million and $4.4 million as of September 30, 2024, and June 30, 2024, respectively. For these investments, the maximum amount of loss due to credit risk the Company could incur is the fair value of the financial instruments.

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. The fair value of a security that has a restriction greater than one year is based on the quoted price for an otherwise identical unrestricted instrument that trades in a public market, adjusted for the estimated effect of the restriction. Contractual restrictions on the sale of an equity security are not considered in measuring the security's fair value. Mutual funds, which include open- and closed-end funds and exchange-traded funds, are valued at net asset value or closing price, as applicable.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of September 30, 2024, and June 30, 2024, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	September 30, 2024
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - International	$347	$-	$-	$347
Mutual funds - Fixed income	9,713	-	-	9,713
Mutual funds - Global equity	858	-	-	858
Total equity securities	10,918	-	-	10,918
Debt securities:
Corporate debt securities	248	-	-	248
Total investments in trading securities:	11,166	-	-	11,166
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	3,742	3,742
Total investments carried at fair value on a recurring basis:	$11,166	$-	$3,742	$14,908
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$-	$-

1.

Other investments include equity securities without readily determinable fair values that are adjusted as a result of the measurement alternative. There were no adjustments during the three months ended September 30, 2024.

	June 30, 2024
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

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the fiscal year ended June 30, 2024. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The security classified as Level 3 and carried at fair value on a recurring basis in the preceding tables is an investment in convertible debentures of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. The Company purchased convertible securities for $15.0 million in January 2021. The convertible securities were comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, which expired in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the Consolidated Balance Sheets, unrealized gain (loss) recognized in net investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of September 30, 2024, or June 30, 2024. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at September 30, 2024. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

The Company recorded the debentures at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the debentures was $3.7 million and $4.4 million at September 30, 2024, and June 30, 2024, respectively. The remaining principal amount was $3.8 million as of September 30, 2024.

The Company utilizes an independent third-party to estimate the fair value of the HIVE convertible debentures and currently considers the fair value measurements to contain Level 3 inputs. The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value during the three months ended September 30, 2024.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

Three Months Ended September 30, 2024
Investments in
(dollars in thousands)	debt securities
Beginning Balance	$4,414
Principal repayments	(750)
Amortization of day one premium	(31)
Accretion of bifurcation discount	91
Total gains or losses included in:
Net Investment Income (Loss)	198
Other Comprehensive Income (Loss)	(180)
Ending Balance	$3,742

The following is quantitative information as of September 30, 2024, and June 30, 2024, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	September 30, 2024
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$3,742	Binomial lattice model	Volatility	90.0%
			Credit Spread	7.90%
			Risk-Free Rate	3.15%

	June 30, 2024
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - convertible debentures	$4,414	Binomial lattice model	Volatility	95.0%
			Credit Spread	8.2%
			Risk-Free Rate	4.1%

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in the current period's earnings. The following details the components of the Company’s trading securities carried at fair value as of September 30, 2024, and June 30, 2024.

	September 30, 2024
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$762	$(415)	$347
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	9,869	(156)	9,713
Mutual funds - Global equity	929	(71)	858
Total equity securities at fair value	11,605	(687)	10,918
Debt securities:
Corporate debt securities	215	33	248
Total trading securities at fair value	$11,820	$(654)	$11,166

	June 30, 2024
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$762	$(327)	$435
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	9,869	(225)	9,644
Mutual funds - Global equity	929	(123)	806
Total equity securities at fair value	11,605	(720)	10,885
Debt securities:
Corporate debt securities	215	(7)	208
Total trading securities at fair value	$11,820	$(727)	$11,093

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables that follow. The Company held one financial instrument classified as available-for-sale containing an embedded derivative, which represents an investment in HIVE, at September 30, 2024, and June 30, 2024. As of September 30, 2024, the unrealized loss position in the available-for-sale security was related to changes in the fair value of the embedded derivatives and not the result of credit losses; therefore, an allowance for credit losses was not recorded.

The following details the components of the Company’s available-for-sale debt investments as of September 30, 2024, and June 30, 2024.

	September 30, 2024
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$5,717	$560	$-	$(2,535)	$3,742	$-

	June 30, 2024
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$6,204	$740	$-	$(2,530)	$4,414	$-

1.	Represents changes in unrealized gains and losses related to embedded derivatives included within net investment income (loss) on the Consolidated Statements of Operations.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheets, categorized by risk exposure, at September 30, 2024, and June 30, 2024.

	September 30, 2024	June 30, 2024
	Other Assets	Other Assets
	Investments in	Investments in
	available-for-sale	available-for-sale
(dollars in thousands)	debt securities	debt securities
Embedded Derivatives:
Equity price risk exposure	$7	$12

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three months ended September 30, 2024, and 2023.

	Three Months Ended
	September 30,
	2024	2023
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(5)	$(79)

At September 30, 2024, and June 30, 2024, the Company held one debt security classified as held-to-maturity. The following details the components of the Company’s held-to-maturity debt investments as of September 30, 2024, and June 30, 2024.

	September 30, 2024
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$109	$891	$-	$-	$891

	June 30, 2024
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$132	$868	$-	$-	$868

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of September 30, 2024, and  June 30, 2024, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. For the three months ended September 30, 2024, the change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $23,000. From the adoption of ASU 2016-13 on July 1, 2023, through September 30, 2023, the change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $27,000.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment for the three months ended September 30, 2024, and 2023. There was no allowance at  June 30, 2023.

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
Beginning Balance	$132	$-
Impact of ASU 2016-13 adoption	-	232
Provision for credit losses - reversal (1)	(23)	(27)
Ending Balance	$109	$205

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of available-for-sale and held-to-maturity debt securities at September 30, 2024, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	September 30, 2024
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$5,717	$1,000
Fair Value	$3,742	$891

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

As of September 30, 2024, none of the Company's investments in debt securities were delinquent or in a non-accrual status, and accrued interest receivable of $25,000 and $13,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of September 30, 2024, and June 30, 2024, respectively.

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

The carrying value of equity securities without readily determinable fair values was approximately $1.7 million as of June 30, 2024. The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2024, and 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
Other Investments
Carrying value	$1,687	$1,613
Upward carrying value changes	$-	$-
Downward carrying value changes/impairment	$-	$(775)

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through September 30, 2024. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $5.0 million since their respective acquisitions through September 30, 2024.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at September 30, 2024, and June 30, 2024. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of September 30, 2024.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Three Months Ended
(dollars in thousands)	September 30,
Net Investment Income (Loss)	2024	2023
Realized gains (losses) on equity securities	$-	$(818)
Realized gains (losses) on debt securities	203	336
Unrealized gains (losses) on equity securities	33	(443)
Unrealized gains (losses) on debt securities	40	-
Unrealized gains (losses) on embedded derivatives	(5)	(79)
Unrealized gains (losses) on cash equivalents	(1)	(1)
Dividend and interest income	600	582
Realized foreign currency gains (losses)	47	(90)
Total Net Investment Income (Loss)	$917	$(513)

Realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures were $203,000 and $336,000 for the three months ended September 30, 2024, and 2023, respectively.

The following table presents unrealized gains and losses recognized during the three months ended September 30, 2024, and 2023, on equity securities and debt securities classified as trading that are still held at each respective date.

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
Unrealized gains and losses for securities held at the reporting date:
Equity securities:
Net gains and losses recognized during the period	$33	(1,261)
Less: Net gains and losses recognized during the period on securities sold during the period	-	(43)
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date (1)	$33	$(1,218)
Debt securities classified as trading:
Net gains and losses recognized during the period	$40	-
Less: Net gains and losses recognized during the period on securities sold during the period	-	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$40	$-

1.

Includes net unrealized and realized losses of $775,000 as a result of the measurement alternative for the three months ended September 30, 2023. There were no amounts included as a result of the measurement alternative for the three months ended September 30, 2024.

Net investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
ETF advisory fees	$1,764	$2,709
USGIF advisory fees	466	506
USGIF performance fees received (paid)	(103)	(112)
Total Advisory Fees	2,127	3,103
USGIF administrative services fees	30	30
Total Operating Revenue	$2,157	$3,133

The Company serves as investment advisor to three U.S.-based exchange-traded fund (ETF) clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), and U.S. Global Sea to Sky Cargo ETF (ticker SEA). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through  April 2025. The aggregate fees waived, and expenses borne by the Company for SEA were $39,000 and $35,000 for the three months ended September 30, 2024, and 2023, respectively. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The U.S. Global Jets UCITS ETF merged into The Travel UCITS ETF in April 2024. The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the European-based ETF.

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

The Company has agreed to contractually limit the expenses of USGIF, except the U.S. Government Securities Ultra-Short Bond Fund, through April 2025. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the U.S. Government Securities Ultra-Short Bond Fund. This cap will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $228,000 and $253,000 for the three months ended September 30, 2024, and 2023, respectively. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of September 30, 2024, the Company had $701,000 in receivables from fund clients, of which $597,000 was from the ETFs and $104,000 was from USGIF. As of June 30, 2024, the Company had $772,000 in receivables from fund clients, of which $647,000 was from the ETFs and $125,000 was from USGIF. There was no allowance for credit losses related to receivables as of September 30, 2024, or June 30, 2024.

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

(dollars in thousands)	September 30, 2024	June 30, 2024
Cash and cash equivalents	$27,336	$27,399
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$28,336	$28,399

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expenses included in general and administrative expense on the Consolidated Statements of Operations totaled $34,000 and $33,000 for the three months ended September 30, 2024, and 2023, respectively.

The following table presents the components of lease cost.

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$8	$8
Interest on lease liabilities	1	1
Total finance lease cost	9	9
Short-term lease cost	26	25
Total lease cost	$35	$34

Supplemental information related to the Company's leases follows.

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023
Operating cash flows from financing leases included in lease liabilities	$1	$1
Financing cash flows from financing leases included in lease liabilities	$8	$7

Additional qualitative information concerning the Company’s leases follows.

	September 30, 2024	June 30, 2024
Weighted-average remaining lease term - financing leases (years)	1.00	1.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of September 30, 2024.

(dollars in thousands)
Fiscal Year	Finance Leases
2025 (excluding the three months ended September 30, 2024)	$26
2026	8
Total lease payments	34
Less imputed interest	(1)
Total	$33

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2025. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $23,000 and $27,000 for the three months ended  September 30, 2024, and 2023, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $1,000 at September 30, 2024, and $2,000 at June 30, 2024.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of September 30, 2024.

(dollars in thousands)
Fiscal Year	Operating Leases
2025 (excluding the three months ended September 30, 2024)	$25
Total lease payments	$25

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

(dollars in thousands)	September 30, 2024	June 30, 2024
Professional fees	$417	$571
Vendors payable	214	182
ETF operating and distribution expenses	435	365
Other taxes payable	105	79
Other accrued expenses	$1,171	$1,197

The Company had $219,000 and $207,000 of receivables from HIVE included in the Consolidated Balance Sheets within receivables as of September 30, 2024, and June 30, 2024, respectively, related to the reimbursement of certain amounts reflected in the table above.

NOTE 7. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at September 30, 2024, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2024, the credit facility remains unutilized by the Company.

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month for fiscal year 2024 and through  September 2024.

In September 2024, the Board authorized the continuance of the monthly dividend of $0.0075 per share from October through December 2024, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Company announced on September 19, 2024, that the Board of Directors of the Company approved an update authorizing the Company to repurchase up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024. The total amount of shares that may be repurchased in 2024 under the program is $6.5 million. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. During the three months ended September 30, 2024, and 2023, the Company repurchased 197,887 and 198,213, respectively, of its class A shares using cash of $520,000 and $611,000, respectively.

The Inflation Reduction Act of 2022, which was enacted in August 2022, imposed a 1% excise tax on stock buybacks by publicly traded corporations, effective on January 1, 2023. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions was $5,000 and $6,000 for the three months ended September 30, 2024, and 2023, respectively. All amounts presented in this report related to the Company's share repurchases and the Company's share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

The Company’s stock option plans provide for the granting of class A shares as either incentive or non-qualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. At  September 30, 2024, and 2023, there were 229,000 options outstanding and exercisable under the 1989 Plan at a weighted average exercise price of $6.05, and 2,000 options outstanding and exercisable under the 1997 Plan at a weighted average exercise price of $2.74. There were no options granted, forfeited, or exercised during the three months ended September 30, 2024, or 2023.

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. There was no stock-based compensation expense for the three months ended September 30, 2024, or 2023. As of  September 30, 2024, and 2023, there was no unrecognized share-based compensation cost related to share-based awards granted under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2024	2023
Net Income (Loss)	$315	$(176)

Weighted average number of outstanding shares
Basic	13,714,517	14,465,510
Effect of dilutive securities
Stock options	-	191
Diluted	13,714,517	14,465,701

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.02	$(0.01)
Diluted Net Income (Loss) per share	$0.02	$(0.01)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three months ended September 30, 2024, and 2023, employee stock options of 231,000 and 229,000, respectively, were excluded from diluted EPS.

During the three months ended September 30, 2024, and 2023, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 10. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate. The effective tax rate was 27.8 percent and 27.0 percent for the three months ended September 30, 2024, and 2023, respectively.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance of $2,000 was included to fully reserve for Canadian net operating loss carryovers at September 30, 2024. There was no valuation allowance included at June 30, 2024.

The Company maintains a reserve for uncertain tax positions for income tax matters. As of September 30, 2024, and June 30, 2024, the total reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, was $802,000 and $785,000, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $802,000 adequately covers open tax years and uncertain tax positions up to and including September 30, 2024, for major taxing jurisdictions. As of September 30, 2024, the entire $802,000 of unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Three Months Ended September 30, 2024
Balance at June 30, 2024	$584
Other comprehensive income (loss) before reclassifications	23
Tax effect	(5)
Amount reclassified from AOCI	(203)
Tax effect	43
Net other comprehensive income (loss)	(142)
Balance at September 30, 2024	$442

Three Months Ended September 30, 2023
Balance at June 30, 2023	$1,348
Other comprehensive income (loss) before reclassifications	65
Tax effect	(14)
Amount reclassified from AOCI	(336)
Tax effect	71
Net other comprehensive income (loss)	(214)
Balance at September 30, 2023	$1,134

NOTE 12. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Three Months Ended September 30, 2024
Operating revenues	$2,157	$-	$2,157
Net investment income (loss)	$-	$917	$917
Other income (loss)	$78	$-	$78
Income (loss) before income taxes	$(457)	$893	$436
Depreciation	$22	$-	$22
Gross identifiable assets at September 30, 2024	$27,188	$22,092	$49,280
Deferred tax asset			$1,804
Consolidated total assets at September 30, 2024			$51,084
Three Months Ended September 30, 2023
Operating revenues	$3,133	$-	$3,133
Net investment income (loss)	$-	$(513)	$(513)
Other income (loss)	$57	$-	$57
Income (loss) before income taxes	$288	$(529)	$(241)
Depreciation	$61	$-	$61
Gross identifiable assets at September 30, 2023	$26,954	$24,851	$51,805
Deferred tax asset			$2,287
Consolidated total assets at September 30, 2023			$54,092

Operating revenues from investment management services for the three months ended September 30, 2024, included $1.8 million from ETF clients and $393,000 from USGIF. For the same period in 2023, these revenues were $2.7 million from ETF clients and $424,000 from USGIF.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of September 30, 2024, or June 30, 2024.

The Board has authorized a monthly dividend of $0.0075 per share through December 2024, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2024 is approximately $309,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has made forward-looking statements concerning the Company’s performance, financial condition, and operations in this report. The Company from time to time may also make forward-looking statements in its public filings and press releases. Such forward-looking statements are subject to various known and unknown risks and uncertainties and do not guarantee future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company’s control, including: (i) the volatile and competitive nature of the investment management industry, (ii) changes in domestic and foreign economic conditions, including significant economic disruptions from epidemics, pandemics or outbreaks and the actions taken in connection therewith, (iii) the effect of government regulation on the Company’s business, and (iv) market, credit, and liquidity risks associated with the Company’s investment management activities. Due to such risks, uncertainties, and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made.

FACTORS AFFECTING OUR BUSINESS

The Company's business activities are affected by many factors, including, without limitation, market volatility, investor sentiment, general economic and business conditions, interest rate movements, taxes, inflation, labor costs, competitive conditions, and industry regulation, many of which are beyond the control of the Company's management. Further, the business and regulatory environments in which the Company operates remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2024.

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

At September 30, 2024, total assets under management, including ETF and USGIF clients, were approximately $1.5 billion compared to $1.8 billion at September 30, 2023, a decrease of $208.9 million. During the three months ended September 30, 2024, average assets under management, including ETF and USGIF clients, were $1.5 billion, compared to $2.1 billion during the three months ended September 30, 2023. At June 30, 2024, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $1.6 billion, and decreased $18.6 million during the three months ended September 30, 2024.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2024, and 2023.

	Changes in Assets Under Management
	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$233,296	$55,102	$288,398	$265,329	$63,110	$328,439
Market appreciation (depreciation)	27,598	818	28,416	(21,320)	285	(21,035)
Dividends and distributions	-	(468)	(468)	(983)	(458)	(1,441)
Net shareholder purchases (redemptions)	(4,335)	(951)	(5,286)	(21,929)	(3,350)	(25,279)
Ending Balance	$256,559	$54,501	$311,060	$221,097	$59,587	$280,684

Average investment management fee	0.77%	0.00%	0.62%	0.80%	0.00%	0.64%
Average net assets	$240,947	$55,207	$296,154	$251,200	$61,749	$312,949

As shown above, USGIF period-end assets under management were higher at September 30, 2024, compared to September 30, 2023, while average net assets were lower during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The higher average net assets in the comparative period included net assets of equity funds prior to their liquidation during the three months ended September 30, 2023.

USGIF period-end assets under management increased during the three months ended September 30, 2024, compared to a decrease during the three months ended September 30, 2023. The increase during the three months ended September 30, 2024, was primarily due to market appreciation. The decrease during the three months ended September 30, 2023, was primarily due to market depreciation and net redemptions, primarily driven by equity fund liquidations.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 62 basis points for the three months ended September 30, 2024, and 64 basis points for the three months ended September 30, 2023. The average investment management fee for the equity funds was 77 basis points for the three months ended September 30, 2024, and 80 basis points for the three months ended September 30, 2023. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. Due to fee waivers, the average investment management fee for the fixed income funds was minimal.

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

As of September 30, 2024, the Company held investments carried at fair value on a recurring basis of $14.9 million and a cost basis of $17.5 million. The fair value of these investments is approximately 29.2 percent of the Company’s total assets at September 30, 2024. In addition, the Company held other investments of approximately $1.7 million and held-to-maturity debt investments, net of allowance for credit losses, of $891,000.

Investments recorded at fair value on a recurring basis were approximately $14.9 million at September 30, 2024, compared to approximately $15.5 million at June 30, 2024, the Company’s prior fiscal year end, which is a decrease of approximately $599,000. See Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2024, and 2023

The Company recorded net income of $315,000 ($0.02 per share) for the three months ended September 30, 2024, compared to a net loss of $176,000 ($(0.01) per share) for the three months ended September 30, 2023, a change of approximately $491,000. The change is primarily due to net investment income in the current period versus net investment loss in the comparative period, offset by a decrease in operating revenues in the current period as compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2024, decreased $1.0 million, or 31.2 percent, compared with the three months ended September 30, 2023. This decrease was primarily attributable to the following:

•

Advisory fees decreased by $1.0 million, or 31.5 percent, primarily as a result of lower average assets under management in the ETFs and a decrease in base management fees earned. Advisory fees are comprised of two components: base management fees and performance fees.

•

Base management fees decreased $1.0 million. The majority of this decrease was from ETF unitary management fees, which decreased $945,000 as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fee adjustments for USGIF in the current period resulted in fees paid of $103,000 compared to $112,000 in the corresponding period in the prior year, a change of $9,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2024, decreased $202,000, or 6.9 percent, compared with the three months ended September 30, 2023. The decrease in operating expenses was primarily attributable to a decrease in employee compensation and benefits of $193,000, or 15.1 percent. The decrease in employee compensation and benefits is primarily due to decreases in bonuses, somewhat offset by an increase in salaries for new employees. Higher bonuses in the same period last year were related to company performance and fund performance.

Other Income (Loss)

Total consolidated other income for the three months ended September 30, 2024, was $995,000, compared to a loss of $456,000 for the three months ended September 30, 2023, a change of approximately $1.5 million. This change was primarily due to the following factors:

•

Net investment income was $917,000 for the three months ended September 30, 2024, compared to net investment loss of $513,000 for the same quarter in the prior year, a change of $1.4 million. This change is primarily due to net realized and unrealized gains on equity securities of $33,000 in the current period compared to net realized and unrealized losses on equity securities of $1.3 million in the comparative period, a favorable change of $1.3 million, comprised of the following:

•

Net unrealized gains on equity securities were $33,000 in the current period compared to net unrealized losses on equity securities of $443,000 in the comparative period, a favorable change of $476,000.

•

There were no realized gains or losses on equity securities in the current period, whereas the comparative period had net realized losses on equity securities of $818,000. The three months ended September 30, 2023, included realized losses for impairments of $775,000 for equity investments accounted for under the investment alternative.

Provision for Income Taxes

A tax expense of $121,000 was recorded for the three months ended September 30, 2024, compared to a tax benefit of $65,000 for the same period in 2023, reflecting a change of $186,000. The change was mainly due to net investment income in the current period versus a net investment loss in the prior year, partially offset by an operating loss in the current period compared to operating income in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, the Company had net working capital (current assets minus current liabilities) of approximately $38.2 million, an increase of $73,000, or 0.2 percent, since June 30, 2024, and a current ratio (current assets divided by current liabilities) of 21.0 to 1. With approximately $27.3 million in cash and cash equivalents, a decrease of $63,000, or 0.2 percent since June 30, 2024, and $11.2 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 75.4 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The decrease in cash was primarily due to repurchases of the Company's common stock of $530,000 and dividends paid of $308,000; offset by proceeds from principal paydowns of $750,000 and net cash provided by operating activities of $16,000. Consolidated shareholders’ equity at September 30, 2024, was $48.4 million, a decrease of $639,000, or 1.3 percent since June 30, 2024. The decrease was primarily due to repurchases of the Company's common stock of $525,000 including excise tax, dividends declared of $304,000, and other comprehensive loss of $142,000; offset by net income of $315,000, for the three months ended September 30, 2024.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2024, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2025. The advisory agreement for the U.S.-based ETFs has been renewed through July 2025.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2024, but may be suspended or discontinued. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $38.5 million are available to fund current activities.

Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to Item 7 in the Annual Report on Form 10-K for the year ended June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COVID-19 had an adverse effect on global and domestic financial markets, and a similar global event may adversely affect assets under management and thus the Company’s revenues and operating results. Market declines also affect the valuation of the Company’s corporate investments, which also adversely affects the Company’s balance sheet and results of operations.

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

Investment Management and Administrative Services Fees

Revenues are generally based upon a percentage of assets under management in accordance with contractual agreements. Accordingly, fluctuations in the financial markets have a direct effect on the Company’s operating results. A portion of assets under management have exposure to international markets and/or natural resource sectors, which may experience volatility. In addition, fluctuations in interest rates may affect the value of assets under management in fixed income funds.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. For the three months ended September 30, 2024, and 2023, the Company realized a decrease in its USGIF base advisory fee of $103,000 and $112,000, respectively, due to these performance adjustments.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of September 30, 2024, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	September 30, 2024	Percentage Change	Price Change	Net Income (Loss)(1)
Trading securities at fair value	$11,166	25% increase	$13,958	$2,205
		25% decrease	$8,375	$(2,205)
Embedded derivatives at fair value (2)	$7	25% increase	$9	$1
		25% decrease	$5	$(1)

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

Interest rate risk

Interest rate fluctuations present a market risk to the Company’s consolidated financial position due to its investments in debt securities. These securities are sensitive to changes in interest rates, typically decreasing in value when rates rise and increasing when rates fall. Such fluctuations can materially impact the Company’s debt securities included on the Consolidated Balance Sheets, as well as the unrealized gains (losses) and interest income recognized in net investment income (loss). Additionally, changes in interest rates can significantly affect the interest income earned from the Company’s cash and cash equivalents, also recognized in net investment income (loss).

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

Indirect exposure to cryptocurrencies risk

Cryptocurrencies (also referred to as “virtual currencies” and “digital currencies”) are digital assets that are designed to act as a medium of exchange. Although the Company has no current intention of directly investing in cryptocurrencies, the Company has indirect exposure to cryptocurrencies by investing in securities of issuers with exposure to the cryptocurrency industry. Cryptocurrencies (some of the most well-known include Bitcoin and Ethereum) are not backed by any government, corporation, or other identified body. Trading markets for cryptocurrencies are often unregulated and may be more exposed to operational or technical issues as well as the potential for fraud or manipulation than established, regulated exchanges for securities, derivatives and traditional currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2024, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K as of and for the year ended June 30, 2024, was also present as of September 30, 2024. Notwithstanding the material weakness, we believe that the Consolidated Financial Statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2024. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
07-01-24 to 07-31-24	81,235	$216	$2.66	81,235	$3,768
08-01-24 to 08-31-24	67,946	178	$2.61	67,946	$3,590
09-01-24 to 09-30-24	48,706	126	$2.58	48,706	$4,916
Total	197,887	$520	$2.63	197,887

1.

The Board of Directors of the Company approved on December 7, 2012, and has renewed annually, repurchases of up to $2.75 million in each of calendar years 2013 through 2022 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations. On February 25, 2022, the Company announced that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Board of Directors of the Company approved and has renewed annually, repurchases of up to $5.0 million in each calendar years 2023 through 2024. On September 19, 2024, the Company announced that the Board of Directors of the Company approved an update authorizing the repurchase of up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024.

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3.	The total amount of shares that may be repurchased in 2024 under the program is $6.5 million.

ITEM 6. EXHIBITS

1. Exhibits –
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act Of 2002), included herein.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

U.S. GLOBAL INVESTORS, INC.

DATED:	November 7, 2024	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 7, 2024	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer