Form 10-Q
period 2024-12-31
U S GLOBAL INVESTORS INC
filed 2025-02-12
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2024

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

On February 5, 2025, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 11,283,771 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$26,040	$27,399
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,671	9,644
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,035	1,047
Receivable for investment principal repayments (net of allowance for credit losses of $0, and $0, respectively)	750	-
Tax receivable	779	729
Prepaid expenses	697	498
Total Current Assets	39,972	40,317

Net Property and Equipment	1,123	1,154

Other Assets
Deferred tax asset	1,859	1,833
Investments in trading securities at fair value, non-current	1,279	1,449
Investments in available-for-sale debt securities at fair value (amortized cost: $5,187, and $6,204, respectively) (net of allowance for credit losses of $0, and $0, respectively)	3,037	4,414
Investments in held-to-maturity debt securities at amortized cost	1,000	1,000
Less: Allowance for credit losses	(74)	(132)
Investments in held-to-maturity debt securities, net of allowance for credit losses	926	868
Other investments	1,687	1,687
Financing lease, right of use assets	24	38
Other assets, non-current	201	203
Total Other Assets	9,013	10,492
Total Assets	$50,108	$51,963
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$-	$14
Accrued compensation and related costs	486	609
Dividends payable	304	313
Financing lease liability, short-term	25	31
Other accrued expenses	1,186	1,197
Total Current Liabilities	2,001	2,164

Long-Term Liabilities
Reserve for uncertain tax positions	822	785
Financing lease liability, long-term	-	8
Total Long-Term Liabilities	822	793
Total Liabilities	2,823	2,957

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at December 31, 2024, and June 30, 2024; 11,333,324 and 11,753,483 shares outstanding at December 31, 2024, and June 30, 2024, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at December 31, 2024, and June 30, 2024	52	52
Additional paid-in-capital	16,449	16,443
Treasury stock, class A shares at cost; 2,533,675 and 2,113,516 shares at December 31, 2024, and June 30, 2024, respectively	(6,957)	(5,880)
Accumulated other comprehensive income, net of tax	308	584
Retained earnings	37,086	37,460
Total Shareholders’ Equity	47,285	49,006
Total Liabilities and Shareholders’ Equity	$50,108	$51,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Operating Revenues
Advisory fees	$4,327	$5,893	$2,200	$2,790
Administrative services fees	61	58	31	28
Total Operating Revenues	4,388	5,951	2,231	2,818
Operating Expenses
Employee compensation and benefits	2,307	2,236	1,226	962
General and administrative	2,896	2,992	1,393	1,490
Advertising	244	193	135	112
Depreciation	38	123	16	62
Interest	1	1	-	-
Total Operating Expenses	5,486	5,545	2,770	2,626
Operating Income (Loss)	(1,098)	406	(539)	192
Other Income (Loss)
Net investment income (loss)	1,271	903	354	1,416
Other income (loss)	147	115	69	57
Total Other Income (Loss)	1,418	1,018	423	1,473
Income (Loss) Before Income Taxes	320	1,424	(116)	1,665
Provision for Income Taxes
Tax expense (benefit)	91	371	(30)	436
Net Income (Loss)	$229	$1,053	$(86)	$1,229

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.02	$0.07	$(0.01)	$0.09
Diluted Net Income (Loss) per share	$0.02	$0.07	$(0.01)	$0.09

Basic weighted average number of common shares outstanding	13,606,239	14,378,419	13,497,961	14,291,328
Diluted weighted average number of common shares outstanding	13,609,373	14,378,551	13,498,306	14,291,396

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Net Income (Loss)	$229	$1,053	$(86)	$1,229
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	19	120	1	68
Less: reclassification adjustment for gains included in net income (loss), net of tax	(295)	(505)	(135)	(239)
Net change from available-for-sale securities	(276)	(385)	(134)	(171)
Other Comprehensive Income (Loss)	(276)	(385)	(134)	(171)
Total Comprehensive Income (Loss)	$(47)	$668	$(220)	$1,058

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	197,887	(525)	-	-	(525)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(1)	(6,665)	18	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(304)	(304)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(142)	-	(142)
Net income (loss)	-	-	-	-	-	-	-	-	315	315
Balance at September 30, 2024	13,866,999	$347	2,068,549	$52	$16,442	2,304,738	$(6,387)	$442	$37,471	$48,367
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	236,731	(592)	-	-	(592)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(3)	(7,794)	22	-	-	19
Share-based compensation, net of tax	-	-	-	-	11	-	-	-	-	11
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(299)	(299)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(134)	-	(134)
Net income (loss)	-	-	-	-	-	-	-	-	(86)	(86)
Balance at December 31, 2024	13,866,999	$347	2,068,549	$52	$16,449	2,533,675	$(6,957)	$308	$37,086	$47,285

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,572	$52,021
Impact of ASU 2016-13 adoption, net of tax (Note 1)	-	-	-	-	-	-	-	-	(183)	(183)
Balance at June 30, 2023 (as adjusted for change in accounting principle)	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,389	$51,838
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	198,213	(617)	-	-	(617)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	2	(5,494)	15	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(322)	(322)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(214)	-	(214)
Net income (loss)	-	-	-	-	-	-	-	-	(176)	(176)
Balance at September 30, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,563,044	$(4,342)	$1,134	$36,891	$50,526
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	196,295	(566)	-	-	(566)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(6,100)	17	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(320)	(320)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(171)	-	(171)
Net income (loss)	-	-	-	-	-	-	-	-	1,229	1,229
Balance at December 31, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,753,239	$(4,891)	$963	$37,800	$50,715

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$229	$1,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	(72)	(65)
Net realized (gains) losses on securities	(373)	101
Unrealized (gains) losses on securities	159	181
Provision for deferred taxes	46	(45)
Reserve for uncertain tax positions	37	50
Share-based compensation expense	11	-
Allowance for credit losses	(58)	(55)
Changes in operating assets and liabilities:
Accounts and other receivables	(37)	213
Prepaid expenses and other assets	(183)	267
Accounts payable and other accrued liabilities	(142)	(790)
Total adjustments	(612)	(143)
Net cash provided by (used in) operating activities	(383)	910
Cash Flows from Investing Activities:
Purchase of property and equipment	(7)	(111)
Purchase of trading securities at fair value, current	-	(215)
Purchase of trading securities at fair value, non-current	(5)	-
Proceeds on sale of trading securities at fair value, current	-	1,600
Proceeds on sale of trading securities at fair value, non-current	-	181
Proceeds from principal paydowns of available-for-sale debt securities at fair value	750	1,500
Net cash provided by (used in) investing activities	738	2,955
Cash Flows from Financing Activities:
Principal payments on financing lease	(16)	(15)
Issuance of common stock	36	34
Repurchases of common stock	(1,121)	(1,171)
Dividends paid	(613)	(648)
Net cash provided by (used in) financing activities	(1,714)	(1,800)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,359)	2,065
Beginning cash, cash equivalents, and restricted cash	28,399	26,401
Ending cash, cash equivalents, and restricted cash	$27,040	$28,466

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$304	$322
Excise tax liability accrued on stock repurchases	$10	$12
Unsettled sales of non-current trading securities	$-	$181
Unsettled class A common stock repurchases	$-	$40

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$128	$-
Cash paid for interest	$1	$-

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

The Company has variable interests in certain funds it advises, including specific funds within U.S. Global Investors Funds (“USGIF” or the “Funds”) and certain U.S Global exchange-traded fund (ETF) clients. However, is not deemed to be the primary beneficiary of these funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $10.5 million at December 31, 2024, and at June 30, 2024.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	December 31, 2024	June 30, 2024
Investments in trading securities at fair value, current	$9,671	$9,644
Investments in trading securities at fair value, non-current	794	806
Other receivables	29	28
Total VIE assets, maximum exposure to loss	$10,494	$10,478

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is to be applied on a retrospective basis and is effective for the Company's fiscal 2025 annual Consolidated Financial Statements and interim periods beginning in fiscal 2026. The Company is evaluating the impact ASU 2023-07 will have on disclosures in its Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to disclose specified information about certain costs and expenses. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact ASU 2024-03 will have on disclosures in its Consolidated Financial Statements.

NOTE 2. INVESTMENTS

As of December 31, 2024, the Company held investments carried at fair value on a recurring basis of $14.0 million and a cost basis of $17.0 million. The fair value of these investments is approximately 27.9 percent of the Company’s total assets at December 31, 2024. In addition, the Company held other investments of approximately $1.7 million and held-to-maturity debt investments, net of allowance for credit losses, of $926,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held and the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $10.5 million as of December 31, 2024, and June 30, 2024, and investments in HIVE Digital Technologies Ltd. (“HIVE”) convertible debentures, which were $3.0 million and $4.4 million as of December 31, 2024, and June 30, 2024, respectively. As of December 31, 2024, the Consolidated Balance Sheets include a receivable of $750,000 for investment principal repayments and $26,000 in accrued interest, included within accounts and other receivables, related to the HIVE convertible debentures. No receivables associated with the convertible debentures were outstanding as of June 30, 2024. Additionally, no allowance for credit losses was recorded for these receivables as of either December 31, 2024, or June 30, 2024.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of December 31, 2024, and June 30, 2024, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	December 31, 2024
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - International	$326	$-	$-	$326
Exchange Traded Funds - Global equity	5	-	-	5
Mutual funds - Fixed income	9,671	-	-	9,671
Mutual funds - Global equity	789	-	-	789
Total equity securities	10,791	-	-	10,791
Debt securities:
Corporate debt securities	159	-	-	159
Total investments in trading securities:	10,950	-	-	10,950
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	3,037	3,037
Total investments carried at fair value on a recurring basis:	$10,950	$-	$3,037	$13,987
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$-	$-

1.

Other investments include equity securities without readily determinable fair values that are adjusted as a result of the measurement alternative. There were no adjustments during the six months ended December 31, 2024.

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

The security classified as Level 3 and carried at fair value on a recurring basis in the preceding tables is an investment in convertible debentures of HIVE, a company that is headquartered in Canada with cryptocurrency mining facilities in Iceland, Sweden, and Canada. The Company purchased convertible securities for $15.0 million in January 2021. The convertible securities were comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, which expired in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the Consolidated Balance Sheets, unrealized gain (loss) recognized in net investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss). The investments did not represent ownership in HIVE as of December 31, 2024, or June 30, 2024. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares, options, and restricted stock units at December 31, 2024. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

The Company recorded the debentures at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the debentures was $3.0 million and $4.4 million at December 31, 2024, and June 30, 2024, respectively. The remaining principal amount was $3.1 million as of December 31, 2024.

The Company utilizes an independent third-party to estimate the fair value of the HIVE convertible debentures and currently considers the fair value measurements to contain Level 3 inputs. The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value as of December 31, 2024.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

Six Months Ended December 31, 2024
Investments in
(dollars in thousands)	debt securities
Beginning Balance	$4,414
Principal maturities	(1,500)
Amortization of day one premium	(56)
Accretion of bifurcation discount	166
Total gains or losses included in:
Net Investment Income (Loss)	362
Other Comprehensive Income (Loss)	(349)
Ending Balance	$3,037

The following is quantitative information as of December 31, 2024, and June 30, 2024, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	December 31, 2024
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$3,037	Binomial lattice model	Volatility	95.0%
			Credit Spread	6.6%
			Risk-Free Rate	3.0%

	June 30, 2024
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - convertible debentures	$4,414	Binomial lattice model	Volatility	95.0%
			Credit Spread	8.2%
			Risk-Free Rate	4.1%

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in the current period's earnings. The following details the components of the Company’s trading securities carried at fair value as of December 31, 2024, and June 30, 2024.

	December 31, 2024
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$761	$(435)	$326
Equities - Domestic	45	(45)	-
Exchange Traded Funds - Global equity	5	-	5
Mutual funds - Fixed income	9,870	(199)	9,671
Mutual funds - Global equity	929	(140)	789
Total equity securities at fair value	11,610	(819)	10,791
Debt securities:
Corporate debt securities	215	(56)	159
Total trading securities at fair value	$11,825	$(875)	$10,950

	June 30, 2024
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - International	$762	$(327)	$435
Equities - Domestic	45	(45)	-
Mutual funds - Fixed income	9,869	(225)	9,644
Mutual funds - Global equity	929	(123)	806
Total equity securities at fair value	11,605	(720)	10,885
Debt securities:
Corporate debt securities	215	(7)	208
Total trading securities at fair value	$11,820	$(727)	$11,093

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables that follow. The Company held one financial instrument classified as available-for-sale containing an embedded derivative, which represents an investment in HIVE, at December 31, 2024, and June 30, 2024. As of December 31, 2024, the unrealized loss position in the available-for-sale security was related to changes in the fair value of the embedded derivatives and not the result of credit losses; therefore, an allowance for credit losses was not recorded.

The following details the components of the Company’s available-for-sale debt investments as of December 31, 2024, and June 30, 2024.

	December 31, 2024
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$5,187	$391	$-	$(2,541)	$3,037	$-

	June 30, 2024
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$6,204	$740	$-	$(2,530)	$4,414	$-

1.	Represents changes in unrealized gains and losses related to embedded derivatives included within net investment income (loss) on the Consolidated Statements of Operations.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheets, categorized by risk exposure, at December 31, 2024, and June 30, 2024.

	December 31, 2024	June 30, 2024
	Other Assets	Other Assets
	Investments in	Investments in
	available-for-sale	available-for-sale
(dollars in thousands)	debt securities	debt securities
Embedded Derivatives:
Equity price risk exposure	$1	$12

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three and six months ended December 31, 2024, and 2023.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(11)	$(63)	$(6)	$16

At December 31, 2024, and June 30, 2024, the Company held one debt security classified as held-to-maturity. The following details the components of the Company’s held-to-maturity debt investments as of December 31, 2024, and June 30, 2024.

	December 31, 2024
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(74)	$926	$-	$-	$926

	June 30, 2024
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(132)	$868	$-	$-	$868

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of December 31, 2024, and  June 30, 2024, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. The change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $35,000 and $58,000 for the three and six months ended December 31, 2024, respectively, and $28,000 and $55,000 for the three and six months ended December 31, 2023, respectively.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment for the six months ended December 31, 2024, and 2023. There was no allowance at  June 30, 2023.

	Six Months Ended
	December 31,
(dollars in thousands)	2024	2023
Beginning Balance	$132	$-
Impact of ASU 2016-13 adoption	-	232
Provision for credit losses - reversal (1)	(58)	(55)
Ending Balance	$74	$177

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of available-for-sale and held-to-maturity debt securities at December 31, 2024, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	December 31, 2024
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$5,187	$1,000
Fair Value	$3,037	$926

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

As of December 31, 2024, none of the Company's investments in debt securities were delinquent or in a non-accrual status, and accrued interest receivable of $51,000 and $13,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of December 31, 2024, and June 30, 2024, respectively.

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

The carrying value of equity securities without readily determinable fair values was approximately $1.7 million as of June 30, 2024. The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2024, and 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Other Investments
Carrying value	$1,687	$1,613	$1,687	$1,613
Upward carrying value changes	$-	$-	$-	$-
Downward carrying value changes/impairment	$-	$(775)	$-	$-

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through December 31, 2024. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $5.0 million since their respective acquisitions through December 31, 2024.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at December 31, 2024, and June 30, 2024. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of December 31, 2024.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Six Months Ended		Three Months Ended
(dollars in thousands)	December 31,		December 31,
Net Investment Income (Loss)	2024	2023	2024	2023
Realized gains (losses) on equity securities	$-	$(740)	$-	$79
Realized gains (losses) on debt securities	373	639	170	303
Unrealized gains (losses) on equity securities	(99)	(164)	(132)	279
Unrealized gains (losses) on debt securities	(49)	46	(89)	46
Unrealized gains (losses) on embedded derivatives	(11)	(63)	(6)	16
Unrealized gains (losses) on cash equivalents	-	(2)	1	(2)
Dividend and interest income	1,250	1,185	649	603
Realized foreign currency gains (losses)	(193)	2	(239)	92
Total Net Investment Income (Loss)	$1,271	$903	$354	$1,416

Realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures were $170,000 and $373,000 for the three and six months ended December 31, 2024, respectively, and $303,000 and $639,000 for the three and six months ended December 31, 2023, respectively.

The following table presents unrealized gains and losses recognized during the three and six months ended December 31, 2024, and 2023, on equity securities and debt securities classified as trading that are still held at each respective date.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Unrealized gains and losses for securities held at the reporting date:
Equity securities:
Net gains and losses recognized during the period	$(99)	(904)	$(132)	$358
Less: Net gains and losses recognized during the period on securities sold during the period	-	35	-	79
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date (1)	$(99)	$(939)	$(132)	$279
Debt securities classified as trading:
Net gains and losses recognized during the period	$(49)	46	$(89)	$46
Less: Net gains and losses recognized during the period on securities sold during the period	-	-	-	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(49)	$46	$(89)	$46

1.

Includes net unrealized and realized losses of $775,000 as a result of the measurement alternative for the six months ended December 31, 2023. There were no amounts included as a result of the measurement alternative for the three and six months ended December 31, 2024, or for the three months ended December 31, 2023.

Net investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
ETF advisory fees	$3,593	$5,171	$1,829	$2,462
USGIF advisory fees	893	965	427	459
USGIF performance fees received (paid)	(159)	(243)	(56)	(131)
Total Advisory Fees	4,327	5,893	2,200	2,790
USGIF administrative services fees	61	58	31	28
Total Operating Revenue	$4,388	$5,951	$2,231	$2,818

The Company serves as investment advisor to four U.S.-based exchange-traded fund (ETF) clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through  April 2025. The aggregate fees waived, and expenses borne by the Company for SEA were $39,000 and $78,000 for the three and six months ended December 31, 2024, respectively, and $43,000 and $78,000 for the three and six months ended December 31, 2023, respectively. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The U.S. Global Jets UCITS ETF merged into The Travel UCITS ETF in April 2024. The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the European-based ETF.

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

The Company has agreed to contractually limit the expenses of USGIF, except the U.S. Government Securities Ultra-Short Bond Fund, through April 2025. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the U.S. Government Securities Ultra-Short Bond Fund. This cap will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $304,000 and $532,000 for the three and six months ended December 31, 2024, respectively, and $192,000 and $445,000 for the three and six months ended December 31, 2023, respectively. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of December 31, 2024, the Company had $759,000 in receivables from fund clients, of which $642,000 was from the ETFs and $117,000 was from USGIF. As of June 30, 2024, the Company had $772,000 in receivables from fund clients, of which $647,000 was from the ETFs and $125,000 was from USGIF. There was no allowance for credit losses related to receivables as of December 31, 2024, or June 30, 2024.

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

(dollars in thousands)	December 31, 2024	June 30, 2024
Cash and cash equivalents	$26,040	$27,399
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$27,040	$28,399

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expenses included in general and administrative expense on the Consolidated Statements of Operations totaled $16,000 and $50,000 for the three and six months ended December 31, 2024, respectively, and $33,000 and $65,000 for the three and six months ended December 31, 2023, respectively.

The following table presents the components of lease cost.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$16	$15	$8	$8
Interest on lease liabilities	1	1	-	-
Total finance lease cost	17	16	8	8
Short-term lease cost	34	50	8	25
Total lease cost	$51	$66	$16	$33

Supplemental information related to the Company's leases follows.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Operating cash flows from financing leases included in lease liabilities	$1	$1	$-	$-
Financing cash flows from financing leases included in lease liabilities	$16	$15	$8	$8

Additional qualitative information concerning the Company’s leases follows.

	December 31, 2024	June 30, 2024
Weighted-average remaining lease term - financing leases (years)	0.75	1.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of December 31, 2024.

(dollars in thousands)
Fiscal Year	Finance Leases
2025 (excluding the six months ended December 31, 2024)	$17
2026	8
Total lease payments	25
Less imputed interest	-
Total	$25

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2026. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $24,000 and $47,000 for the three and six months ended December 31, 2024, respectively, and $27,000 and $55,000 for the three and six months ended December 31, 2023, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $1,000 at December 31, 2024, and $2,000 at June 30, 2024.

The Company is also party to a lease agreement with HIVE, a related party, for certain areas of the Company’s office building. The terms of the lease were determined to be consistent with market rates.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of December 31, 2024.

(dollars in thousands)
Fiscal Year	Operating Leases
2025 (excluding the six months ended December 31, 2024)	$24
2026	9
Total lease payments	$33

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

(dollars in thousands)	December 31, 2024	June 30, 2024
Professional fees	$414	$571
Vendors payable	191	182
ETF operating and distribution expenses	458	365
Other taxes payable	123	79
Other accrued expenses	$1,186	$1,197

The Company had receivables from HIVE related to reimbursements for certain expenses totaling $149,000 as of December 31, 2024, and $207,000 as of June 30, 2024. These amounts, reported under accounts and other receivables on the Consolidated Balance Sheets, include reimbursements for expenses listed within vendors payable in the table above, as well as additional amounts not reflected in the table.

NOTE 7. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at December 31, 2024, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2024, the credit facility remains unutilized by the Company.

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month for fiscal year 2024 and through  December 2024.

In December 2024, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2025, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Company announced on September 19, 2024, that the Board of Directors of the Company approved an update authorizing the Company to repurchase up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024. The total amount of shares that may be repurchased under the program was $6.5 million in 2024 and is $5.0 million in 2025. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. During the three and six months ended December 31, 2024, the Company repurchased 236,731 and 434,618, respectively, of its class A shares using cash of $587,000 and $1.1 million, respectively. During the three and six months ended December 31, 2023, the Company repurchased 196,295 and 394,508, respectively, of its class A shares using cash of $560,000 and $1.2 million, respectively.

The Inflation Reduction Act of 2022, which was enacted in August 2022, imposed a 1% excise tax on stock buybacks by publicly traded corporations, effective on January 1, 2023. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions was $5,000 and $10,000 for the three and six months ended December 31, 2024, respectively, and $6,000 and $12,000 for the three and six months ended December 31, 2023, respectively. All amounts presented in this report related to the Company's share repurchases and the Company's share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Stock Option Plans

The Company’s stock option plans allow for the granting of class A shares as either incentive or non-qualified stock options to employees and non-employee directors. The terms and conditions of these options, including exercise price, vesting schedule, and expiration, are determined by the Compensation Committee of the Board of Directors.

Under the 1989 Plan, there were 100,100 nonvested stock options outstanding as of December 31, 2024, with a weighted average exercise of $2.44. Additionally, there were 228,000 and 229,000 stock options outstanding and exercisable as of December 31, 2024, and December 31, 2023, respectively, with a weighted average exercise price of $6.05.

Under the 1997 Plan, there were 2,000 stock options outstanding and exercisable as of both December 31, 2024, and December 31, 2023, with a weighted average exercise price of $2.74.

Stock Option Activity

During the three and six months ended December 31, 2024, the Company granted 100,100 stock options with a weighted average grant date fair value price of $1.08 and a vesting period of six months. The fair value of the options was estimated using the Black-Scholes option pricing model. Additionally, during the three and six months ended December 31, 2024, 1,000 stock options were forfeited, and no stock options were exercised. During the three and six months ended December 31, 2023, no stock options were granted, forfeited, or exercised.

Share-Based Compensation Expense

The Company measures share-based compensation expense at the grant date, based on the fair value of the awards. This expense is recognized ratably over the awards’ vesting period.

For the three and six months ended December 31, 2024, the Company recognized share-based compensation expense of $11,000. As of  December 31, 2024, the total unrecognized share-based compensation cost related to nonvested awards was $97,000, which is expected to be recognized over a weighted average period of 0.48 years.

For the three and six months ended December 31, 2023, no share-based compensation expense was recognized. As of  December 31, 2023, there were no unrecognized share-based compensation costs related to share-based awards under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net Income (Loss)	$229	$1,053	$(86)	$1,229

Weighted average number of outstanding shares
Basic	13,606,239	14,378,419	13,497,961	14,291,328
Effect of dilutive securities
Stock options	3,134	132	345	68
Diluted	13,609,373	14,378,551	13,498,306	14,291,396

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.02	$0.07	$(0.01)	$0.09
Diluted Net Income (Loss) per share	$0.02	$0.07	$(0.01)	$0.09

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2024, employee stock options of 230,000 were excluded from diluted EPS. For the three and six months ended December 31, 2023, employee stock options of 229,000 were excluded from diluted EPS.

During the three and six months ended December 31, 2024, and 2023, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 10. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate ("ETR"). The effective tax rate was 25.9 percent and 28.4 percent for the three and six months ended December 31, 2024, respectively, and 26.2 percent and 26.1 percent for the three and six months ended December 31, 2023, respectively.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. There was no valuation allowance included at  December 31, 2024, or at June 30, 2024.

The Company maintains a reserve for uncertain tax positions for income tax matters. As of December 31, 2024, and June 30, 2024, the total reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, was $822,000 and $785,000, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $822,000 adequately covers open tax years and uncertain tax positions up to and including December 31, 2024, for major taxing jurisdictions. As of December 31, 2024, the entire $822,000 of unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Six Months Ended December 31, 2024
Balance at June 30, 2024	$584
Other comprehensive income (loss) before reclassifications	24
Tax effect	(5)
Amount reclassified from AOCI	(373)
Tax effect	78
Net other comprehensive income (loss)	(276)
Balance at December 31, 2024	$308

Six Months Ended December 31, 2023
Balance at June 30, 2023	$1,348
Other comprehensive income (loss) before reclassifications	151
Tax effect	(31)
Amount reclassified from AOCI	(639)
Tax effect	134
Net other comprehensive income (loss)	(385)
Balance at December 31, 2023	$963

NOTE 12. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Six Months Ended December 31, 2024
Operating revenues	$4,388	$-	$4,388
Net investment income (loss)	$-	$1,271	$1,271
Other income (loss)	$147	$-	$147
Income (loss) before income taxes	$(914)	$1,234	$320
Depreciation	$38	$-	$38
Gross identifiable assets at December 31, 2024	$27,259	$20,990	$48,249
Deferred tax asset			$1,859
Consolidated total assets at December 31, 2024			$50,108
Six Months Ended December 31, 2023
Operating revenues	$5,951	$-	$5,951
Net investment income (loss)	$-	$903	$903
Other income (loss)	$115	$-	$115
Income (loss) before income taxes	$553	$871	$1,424
Depreciation	$123	$-	$123
Gross identifiable assets at December 31, 2023	$27,417	$24,085	$51,502
Deferred tax asset			$2,130
Consolidated total assets at December 31, 2023			$53,632
Three Months Ended December 31, 2024
Operating revenues	$2,231	$-	$2,231
Net investment income (loss)	$-	$354	$354
Other income (loss)	$69	$-	$69
Income (loss) before income taxes	$(456)	$340	$(116)
Depreciation	$16	$-	$16
Three Months Ended December 31, 2023
Operating revenues	$2,818	$-	$2,818
Net investment income (loss)	$-	$1,416	$1,416
Other income (loss)	$57	$-	$57
Income (loss) before income taxes	$266	$1,399	$1,665
Depreciation	$62	$-	$62

Operating revenues from investment management services include operating revenues from ETF clients of $1.8 million and $3.6 million for the three and six months ended December 31, 2024, respectively, and $2.5 million and $5.2 million for the three and six months ended December 31, 2023, respectively. Operating revenues from investment management services also include operating revenues from USGIF of $402,000 and $795,000 for the three and six months ended December 31, 2024, respectively, and $356,000 and $780,000 for the three and six months ended December 31, 2023, respectively.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of December 31, 2024, or June 30, 2024.

The Board has authorized a monthly dividend of $0.0075 per share through March 2025, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2025 is approximately $304,000.

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

Investment Management Services

The Company provides advisory services for four U.S.-based exchange-traded fund (“ETF”) clients and receives monthly advisory fees based on the net asset values of the funds. Information on the U.S.-based ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The Company also serves as investment advisor to one European-based ETF and receives a monthly advisory fee based on the net asset value of the fund. The European-based ETF is not available to U.S. investors. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee.

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

At December 31, 2024, total assets under management, including ETF and USGIF clients, were approximately $1.5 billion compared to $2.1 billion at December 31, 2023, a decrease of $606.0 million. During the six months ended December 31, 2024, average assets under management, including ETF and USGIF clients, were $1.5 billion, compared to $2.0 billion during the six months ended December 31, 2023. At June 30, 2024, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $1.6 billion, and decreased $89.1 million during the six months ended December 31, 2024.

The following tables summarize the changes in assets under management for USGIF for the three and six months ended December 31, 2024, and 2023.

	Changes in Assets Under Management
	Three Months Ended December 31,
	2024			2023
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$256,559	$54,501	$311,060	$221,097	$59,587	$280,684
Market appreciation (depreciation)	(24,141)	266	(23,875)	18,118	1,090	19,208
Dividends and distributions	(7,591)	(493)	(8,084)	(1,252)	(579)	(1,831)
Net shareholder purchases (redemptions)	2,019	(950)	1,069	(4,776)	(3,376)	(8,152)
Ending Balance	$226,846	$53,324	$280,170	$233,187	$56,722	$289,909

Average investment management fee	0.68%	0.00%	0.56%	0.82%	0.00%	0.65%
Average net assets	$248,025	$54,241	$302,266	$222,042	$57,908	$279,950

	Changes in Assets Under Management
	Six Months Ended December 31,
	2024			2023
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$233,296	$55,102	$288,398	$265,329	$63,110	$328,439
Market appreciation (depreciation)	3,458	1,083	4,541	(3,204)	1,376	(1,828)
Dividends and distributions	(7,591)	(961)	(8,552)	(2,235)	(1,037)	(3,272)
Net shareholder purchases (redemptions)	(2,317)	(1,900)	(4,217)	(26,703)	(6,727)	(33,430)
Ending Balance	$226,846	$53,324	$280,170	$233,187	$56,722	$289,909

Average investment management fee	0.72%	0.00%	0.59%	0.81%	0.00%	0.65%
Average net assets	$244,486	$54,724	$299,210	$236,621	$59,828	$296,449

As shown above, USGIF period-end assets under management at December 31, 2024, were lower compared to December 31, 2023. However, average net assets during the three and six months ended December 31, 2024, were higher compared to the corresponding periods in 2023.

During the three months ended December 31, 2024, USGIF period-end assets under management declined, in contrast to an increase during the same period in 2023. The decrease during the three months ended December 31, 2024, was primarily due to market depreciation, while the increase during the same period in 2023 was largely attributed to market appreciation.

During the six months ended December 31, 2024, and 2023, USGIF period-end assets under management decreased in both periods. The decline during the six months ended December 31, 2024, was mainly due to dividends and distributions, whereas the decrease during the same period in 2023 was primarily the result of net redemptions, driven largely by equity fund liquidations.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 56 basis points and 59 basis points for the three and six months ended December 31, 2024, respectively, and 65 basis points for both the three and six months ended December 31, 2023. For the equity funds, the average investment management fee was 68 basis points and 72 basis points for the three and six months ended December 31, 2024, respectively, compared to 82 basis points and 81 basis points for the same periods in 2023. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. As a result of these fee waivers, the average investment management fee for the fixed income funds was minimal.

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

As of December 31, 2024, the Company held investments carried at fair value on a recurring basis of $14.0 million and a cost basis of $17.0 million. The fair value of these investments is approximately 27.9 percent of the Company’s total assets at December 31, 2024. In addition, the Company held other investments of approximately $1.7 million and held-to-maturity debt investments, net of allowance for credit losses, of $926,000.

Investments recorded at fair value on a recurring basis were approximately $14.0 million at December 31, 2024, compared to approximately $15.5 million at June 30, 2024, the Company’s prior fiscal year end, which is a decrease of approximately $1.5 million. See Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended December 31, 2024, and 2023

The Company recorded a net loss of $86,000 ($(0.01) per share) for the three months ended December 31, 2024, compared to net income of $1.2 million ($0.09 per share) for the three months ended December 31, 2023, a change of approximately $1.3 million. The change is primarily attributed to a decrease in both operating revenues and net investment income during the current period compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2024, decreased $587,000, or 20.8 percent, compared with the three months ended December 31, 2023. This decline was primarily driven by a decrease in advisory fees of $590,000, or 21.1 percent, which resulted from lower average assets under management in the ETFs and a decrease in base management fees earned. Advisory fees consist of two components: base management fees and performance fees. The reduction in base management fees was the key factor contributing to the overall decrease in advisory revenues as detailed below:

•

Base management fees decreased $665,000. The majority of this decrease was from ETF unitary management fees, which decreased $633,000 as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fee adjustments for USGIF in the current period resulted in fees paid of $56,000 compared to $131,000 in the corresponding period in the prior year, a favorable change of $75,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2024, increased $144,000, or 5.5 percent, compared with the three months ended December 31, 2023. The increase in operating expenses was primarily driven by an increase in employee compensation and benefits of $264,000, or 27.4 percent, mainly due to higher bonuses, and an increase in advertising of $23,000, or 20.5 percent. These were partially offset by a decrease in general and administrative expenses of $97,000, or 6.5 percent, and a reduction in depreciation of $46,000, or 74.2 percent.

Other Income (Loss)

For the three months ended December 31, 2024, total consolidated other income was $423,000, a decrease of approximately $1.1 million compared to $1.5 million for the same period in 2023. The primary cause of this decline was net investment income, which totaled $354,000 for the three months ended December 31, 2024. This represents a decrease of $1.1 million compared to $1.4 million in the corresponding quarter of the previous year. Net unrealized losses on equity securities, along with realized foreign currency losses, were primary factors driving the overall decrease in net investment income, as outlined below:

•	Net unrealized losses on equity securities were $132,000 in the current period compared to net unrealized gains on equity securities of $279,000 in the comparative period, an unfavorable change of $411,000.
•	Realized foreign currency losses were $239,000 in the current period compared to foreign currency gains of $92,000 in the comparative period, an unfavorable change of $331,000.
•	Net unrealized losses on debt securities were $89,000 in the current period compared to net unrealized gains of $46,000 in the comparative period, an unfavorable change of $135,000.
•	Realized gains on debt securities were $170,000 in the current period compared to $303,000 in the comparative period, an unfavorable change of $133,000.

Provision for Income Taxes

A tax benefit of $30,000 was recorded for the three months ended December 31, 2024, compared to a tax expense of $436,000 for the same period in 2023, reflecting a change of $466,000. The change is primarily driven by an operating loss in the current period compared to operating income in the same period of the prior year, along with a decrease in net investment income during the current period.

RESULTS OF OPERATIONS – Six months ended December 31, 2024, and 2023

The Company recorded net income of $229,000 ($0.02 per share) for the six months ended December 31, 2024, compared to $1.1 million ($0.07 per share) for the six months ended December 31, 2023, a decrease of approximately $824,000. The decline was primarily driven by lower operating revenues in the current period compared to the same period in the prior year, partially offset by higher net investment income, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2024, decreased $1.6 million, or 26.3 percent, compared with the six months ended December 31, 2023. This decline was primarily driven by a decrease in advisory fees of $1.6 million, or 26.6 percent, which resulted from lower average assets under management in the ETFs and a decrease in base management fees earned. Advisory fees consist of two components: base management fees and performance fees. The reduction in base management fees was the key factor contributing to the overall decrease in advisory revenues as detailed below:

•

Base management fees decreased $1.7 million. The majority of this decrease was from ETF unitary management fees, which decreased $1.6 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fee adjustments for USGIF in the current period resulted in fees paid of $159,000 compared to $243,000 in the corresponding period in the prior year, a favorable change of $84,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2024, decreased $59,000, or 1.1 percent, compared with the six months ended December 31, 2023.

Other Income (Loss)

For the six months ended December 31, 2024, total consolidated other income was $1.4 million, an increase of approximately $400,000 compared to $1.0 million for the same period in 2023. This primary driver of this increase was net investment income, which totaled $1.3 million for the six months ended December 31, 2024. This represents an increase of $368,000 compared to $903,000 in the corresponding period of the previous year. Impairment losses on equity securities recognized in the comparative period, combined with a reduction in realized gains on debt securities in the current period, were key drivers of the overall increase in net investment income, as outlined below:

•	There were no realized gains or losses on equity securities in the current period, whereas the comparative period had net realized losses on equity securities of $740,000. The six months ended December 31, 2023, included realized losses for impairments of $775,000 for equity investments accounted for under the investment alternative.
•	Realized gains on debt securities were $373,000 in the current period compared to $639,000 in the comparative period, an unfavorable change of $266,000.
•	Realized foreign currency losses were $193,000 in the current period compared to realized foreign currency gains of $2,000 in the comparative period, an unfavorable change of $195,000.

Provision for Income Taxes

A tax expense of $91,000 was recorded for the six months ended December 31, 2024, compared to $371,000 for the same period in 2023, representing a decrease of $280,000. The change is primarily driven by an operating loss in the current period compared to operating income in the same period of the prior year, partially offset by higher net investment income in the current period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024, the Company had net working capital (current assets minus current liabilities) of approximately $38.0 million, a decrease of $182,000, or 0.5 percent, since June 30, 2024, and a current ratio (current assets divided by current liabilities) of 20.0 to 1. With approximately $26.0 million in cash and cash equivalents, a decrease of $1.4 million, or 5.0 percent since June 30, 2024, and $11.0 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 73.8 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The decrease in cash was primarily due to repurchases of the Company's common stock of $1.1 million, dividends paid of $613,000, and net cash used in operating activities of $383,000; offset by proceeds from principal paydowns of $750,000. Consolidated shareholders’ equity at December 31, 2024, was $47.3 million, a decrease of $1.7 million, or 3.5 percent since June 30, 2024. The decrease was primarily driven by $1.1 million in repurchases of the Company's common stock (including excise tax), $603,000 in dividends declared, and $276,000 in other comprehensive loss, partially offset by $229,000 in net income for the six months ended December 31, 2024.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2024, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2025, but may be suspended or discontinued. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $37.0 million, are available to fund current activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Macroeconomic downturns, including inflationary pressures; geopolitical instability, such as the Russia-Ukraine and Israel-Palestine conflicts; escalating trade tensions; and adverse market conditions, including volatility driven by investor uncertainty and disruptions in cryptocurrency markets, may negatively impact the Company’s financial performance. These factors could reduce revenue, increase operational costs, and weaken the Company’s operating results, cash flow, and stock price.

Additionally, prolonged or intensifying trade wars, including tariffs, trade restrictions, and retaliatory measures, may disrupt global capital flows, heighten market volatility, and depress asset prices. Such uncertainty could lead to shifts in investor sentiment, changes in asset allocation trends, and increased redemption activity, all of which may result in lower assets under management (AUM) and reduced management fees. Market declines may also reduce the valuation of the Company’s corporate investments, further impacting the Company’s balance sheet and overall financial results.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. Due to these performance adjustments, the Company realized a decrease in its USGIF base advisory fee of $56,000 and $159,000 for the three and six months ended December 31, 2024, respectively, and $131,000 and $243,000 for the three and six months ended December 31, 2023, respectively.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of December 31, 2024, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	December 31, 2024	Percentage Change	Price Change	Net Income (Loss)(1)
Trading securities at fair value	$10,950	25% increase	$13,688	$2,163
		25% decrease	$8,213	$(2,163)
Embedded derivatives at fair value (2)	$1	25% increase	$1	$0
		25% decrease	$1	$(0)

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

Foreign currency risk

A portion of cash and certain corporate investments are held in foreign currencies, primarily Canadian. Adverse changes in foreign currency exchange rates would lower the value of those cash accounts and corporate investments. Certain assets under management also have exposure to foreign currency fluctuations in various markets, which could have an impact on their value and thus the revenue received by the Company.

Additionally, escalating trade tensions and retaliatory measures, such as tariffs, trade restrictions, or capital controls, could contribute to currency volatility, disrupt cross-border transactions, and affect the liquidity and valuation of foreign-denominated assets. These factors may further impact the Company's financial condition and operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2024, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K as of and for the year ended June 30, 2024, was also present as of December 31, 2024. Notwithstanding the material weakness, we believe that the Consolidated Financial Statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three and six months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2024. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
10-01-24 to 10-31-24	107,660	$268	$2.49	107,660	$4,648
11-01-24 to 11-30-24	65,910	164	$2.48	65,910	$4,484
12-01-24 to 12-31-24	63,161	155	$2.45	63,161	$4,329
Total	236,731	$587	$2.48	236,731

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

U.S. GLOBAL INVESTORS, INC.

DATED:	February 12, 2025	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 12, 2025	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer