Form 10-Q
period 2025-03-31
U S GLOBAL INVESTORS INC
filed 2025-05-09
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025

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

On May 1, 2025, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 11,077,531 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$26,262	$27,399
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,692	9,644
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,033	1,047
Tax receivable	662	729
Prepaid expenses	650	498
Total Current Assets	39,299	40,317

Net Property and Equipment	1,112	1,154

Other Assets
Deferred tax asset	1,902	1,833
Investments in trading securities at fair value, non-current	1,311	1,449
Investments in available-for-sale debt securities at fair value (amortized cost: $4,611, and $6,204, respectively) (net of allowance for credit losses of $0, and $0, respectively)	2,302	4,414
Investments in held-to-maturity debt securities at amortized cost	1,000	1,000
Less: Allowance for credit losses	(71)	(132)
Investments in held-to-maturity debt securities, net of allowance for credit losses	929	868
Other investments	1,687	1,687
Financing lease, right of use assets	16	38
Other assets, non-current	200	203
Total Other Assets	8,347	10,492
Total Assets	$48,758	$51,963
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1	$14
Accrued compensation and related costs	328	609
Dividends payable	300	313
Financing lease liability, short-term	17	31
Other accrued expenses	1,166	1,197
Total Current Liabilities	1,812	2,164

Long-Term Liabilities
Deferred tax liability	8	-
Reserve for uncertain tax positions	838	785
Financing lease liability, long-term	-	8
Total Long-Term Liabilities	846	793
Total Liabilities	2,658	2,957

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at March 31, 2025, and June 30, 2024; 11,153,193 and 11,753,483 shares outstanding at March 31, 2025, and June 30, 2024, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at March 31, 2025, and June 30, 2024	52	52
Additional paid-in-capital	16,504	16,443
Treasury stock, class A shares at cost; 2,713,806 and 2,113,516 shares at March 31, 2025, and June 30, 2024, respectively	(7,394)	(5,880)
Accumulated other comprehensive income, net of tax	184	584
Retained earnings	36,407	37,460
Total Shareholders’ Equity	46,100	49,006
Total Liabilities and Shareholders’ Equity	$48,758	$51,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Operating Revenues
Advisory fees	$6,400	$8,458	$2,072	$2,566
Administrative services fees	92	86	31	27
Total Operating Revenues	6,492	8,544	2,103	2,593
Operating Expenses
Employee compensation and benefits	3,597	3,445	1,290	1,209
General and administrative	4,347	4,725	1,452	1,733
Advertising	487	291	243	97
Depreciation	50	163	11	41
Interest	1	2	-	1
Total Operating Expenses	8,482	8,626	2,996	3,081
Operating Income (Loss)	(1,990)	(82)	(893)	(488)
Other Income (Loss)
Net investment income (loss)	1,819	1,363	548	460
Other income (loss)	247	183	100	68
Total Other Income (Loss)	2,066	1,546	648	528
Income (Loss) Before Income Taxes	76	1,464	(245)	40
Provision for Income Taxes
Tax expense (benefit)	229	446	137	75
Net Income (Loss)	$(153)	$1,018	$(382)	$(35)

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$(0.01)	$0.07	$(0.03)	$(0.00)
Diluted Net Income (Loss) per share	$(0.01)	$0.07	$(0.03)	$(0.00)

Basic weighted average number of common shares outstanding	13,414,873	14,278,691	13,023,636	14,077,042
Diluted weighted average number of common shares outstanding	13,418,041	14,278,777	13,024,441	14,077,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024
Net Income (Loss)	$(153)	$1,018	$(382)	$(35)
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	1	199	(18)	79
Less: reclassification adjustment for gains included in net income (loss), net of tax	(401)	(716)	(106)	(211)
Net change from available-for-sale securities	(400)	(517)	(124)	(132)
Other Comprehensive Income (Loss)	(400)	(517)	(124)	(132)
Total Comprehensive Income (Loss)	$(553)	$501	$(506)	$(167)

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	197,887	(525)	-	-	(525)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(1)	(6,665)	18	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(304)	(304)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(142)	-	(142)
Net income (loss)	-	-	-	-	-	-	-	-	315	315
Balance at September 30, 2024	13,866,999	$347	2,068,549	$52	$16,442	2,304,738	$(6,387)	$442	$37,471	$48,367
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	236,731	(592)	-	-	(592)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(3)	(7,794)	22	-	-	19
Share-based compensation, net of tax	-	-	-	-	11	-	-	-	-	11
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(299)	(299)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(134)	-	(134)
Net income (loss)	-	-	-	-	-	-	-	-	(86)	(86)
Balance at December 31, 2024	13,866,999	$347	2,068,549	$52	$16,449	2,533,675	$(6,957)	$308	$37,086	$47,285
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	187,987	(459)	-	-	(459)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(3)	(7,856)	22	-	-	19
Share-based compensation, net of tax	-	-	-	-	58	-	-	-	-	58
Dividends declared	-	-	-	-	-	-	-	-	(297)	(297)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(124)	-	(124)
Net income (loss)	-	-	-	-	-	-	-	-	(382)	(382)
Balance at March 31, 2025	13,866,999	$347	2,068,549	$52	$16,504	2,713,806	$(7,394)	$184	$36,407	$46,100

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,572	$52,021
Impact of ASU 2016-13 adoption, net of tax (Note 1)	-	-	-	-	-	-	-	-	(183)	(183)
Balance at June 30, 2023 (as adjusted for change in accounting principle)	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,389	$51,838
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	198,213	(617)	-	-	(617)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	2	(5,494)	15	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(322)	(322)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(214)	-	(214)
Net income (loss)	-	-	-	-	-	-	-	-	(176)	(176)
Balance at September 30, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,563,044	$(4,342)	$1,134	$36,891	$50,526
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	196,295	(566)	-	-	(566)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(6,100)	17	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(320)	(320)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(171)	-	(171)
Net income (loss)	-	-	-	-	-	-	-	-	1,229	1,229
Balance at December 31, 2023	13,866,999	$347	2,068,549	$52	$16,444	1,753,239	$(4,891)	$963	$37,800	$50,715
Repurchases of shares of Common Stock (class A)	-	-	-	-	-	211,282	(582)	-	-	(582)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	-	(6,259)	17	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(312)	(312)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(132)	-	(132)
Net income (loss)	-	-	-	-	-	-	-	-	(35)	(35)
Balance at March 31, 2024	13,866,999	$347	2,068,549	$52	$16,444	1,958,262	$(5,456)	$831	$37,453	$49,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(153)	$1,018
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(100)	(103)
Net realized (gains) losses on securities	(507)	5,928
Unrealized (gains) losses on securities	219	(5,594)
Provision for deferred taxes	44	282
Reserve for uncertain tax positions	53	53
Share-based compensation expense	68	-
Allowance for credit losses	(61)	(75)
Changes in operating assets and liabilities:
Accounts and other receivables	81	45
Prepaid expenses and other assets	(127)	(97)
Accounts payable and other accrued liabilities	(325)	(604)
Total adjustments	(655)	(165)
Net cash provided by (used in) operating activities	(808)	853
Cash Flows from Investing Activities:
Purchase of property and equipment	(6)	(179)
Purchase of trading securities at fair value, non-current	(118)	(219)
Proceeds on sale of trading securities at fair value, current	-	1,600
Proceeds on sale of trading securities at fair value, non-current	-	179
Proceeds from principal paydowns of available-for-sale debt securities at fair value	2,250	2,250
Return of capital on other investments	-	259
Net cash provided by (used in) investing activities	2,126	3,890
Cash Flows from Financing Activities:
Principal payments on financing lease	(24)	(22)
Issuance of common stock	55	51
Repurchases of common stock	(1,574)	(1,748)
Dividends paid	(912)	(965)
Net cash provided by (used in) financing activities	(2,455)	(2,684)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,137)	2,059
Beginning cash, cash equivalents, and restricted cash	28,399	26,401
Ending cash, cash equivalents, and restricted cash	$27,262	$28,460

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$300	$317
Excise tax liability accrued on stock repurchases	$15	$17
Unsettled class A common stock repurchases	$1	$11

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$128	$250
Cash paid for interest	$1	$-

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

The Company has variable interests in certain funds it advises, including specific funds within U.S. Global Investors Funds (“USGIF” or the “Funds”) and certain U.S Global exchange-traded fund (ETF) clients. However, is not deemed to be the primary beneficiary of these funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $11.0 million at March 31, 2025, and $10.5 million at June 30, 2024.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	March 31, 2025	June 30, 2024
Investments in trading securities at fair value, current	$9,692	$9,644
Investments in trading securities at fair value, non-current	837	806
Other receivables	483	28
Total VIE assets, maximum exposure to loss	$11,012	$10,478

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is to be applied on a retrospective basis and is effective for the Company's fiscal 2025 annual Consolidated Financial Statements and interim periods beginning in fiscal 2026. The Company is currently evaluating the impact of ASU 2023-07 on its Consolidated Financial Statement disclosures but does not expect it to have a material effect.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2023-09 on its Consolidated Financial Statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to disclose specified information about certain costs and expenses. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its Consolidated Financial Statement disclosures.

NOTE 2. INVESTMENTS

As of March 31, 2025, the Company held investments carried at fair value on a recurring basis of $13.3 million and a cost basis of $16.5 million. The fair value of these investments is approximately 27.3 percent of the Company’s total assets at March 31, 2025. In addition, the Company held other investments of approximately $1.7 million and held-to-maturity debt investments, net of allowance for credit losses, of $929,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held and the recharacterization of distributions from investments in partnerships.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $10.5 million as of March 31, 2025, and June 30, 2024, and investments in HIVE Digital Technologies Ltd. (“HIVE”), which were $2.3 million as of March 31, 2025, and $4.4 million as of June 30, 2024.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of March 31, 2025, and June 30, 2024, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	March 31, 2025
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$15	$-	$-	$15
Equities - International	309	-	-	309
Exchange Traded Funds - Global equity	69	-	-	69
Mutual funds - Fixed income	9,692	-	-	9,692
Mutual funds - Global equity	768	-	-	768
Total equity securities	10,853	-	-	10,853
Debt securities:
Corporate debt securities	150	-	-	150
Total investments in trading securities:	11,003	-	-	11,003
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	2,302	2,302
Total investments carried at fair value on a recurring basis:	$11,003	$-	$2,302	$13,305
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$-	$-

1.

Other investments include equity securities without readily determinable fair values that are adjusted as a result of the measurement alternative. There were no adjustments during the nine months ended March 31, 2025.

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

The Company purchased common shares of HIVE, a company headquartered in the United States with cryptocurrency mining facilities in Iceland, Sweden, and Canada, at a cost of $31,000 in January 2025. The investment has a fair value of $15,000 and the security is classified as Level 1 in the preceding table as of  March 31, 2025. The common shares represent ownership in HIVE of less than 0.1 percent as of March 31, 2025. Frank Holmes serves on the board as executive chairman of HIVE and held shares, options, and restricted stock units at March 31, 2025. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

The security classified as Level 3 and carried at fair value on a recurring basis in the preceding tables is an investment in convertible debentures of HIVE. The Company purchased convertible securities for $15.0 million in January 2021. The convertible securities were comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, which expired in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70. The convertible securities did not represent ownership in HIVE as of March 31, 2025, or June 30, 2024. The convertible securities are subject to Canadian securities regulations.

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

The Company recorded the debentures at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the debentures was $2.3 million and $4.4 million at March 31, 2025, and June 30, 2024, respectively. The remaining principal amount was $2.3 million as of March 31, 2025.

The Company utilizes an independent third-party to estimate the fair value of the HIVE convertible debentures and currently considers the fair value measurements to contain Level 3 inputs. The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value as of March 31, 2025.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

Nine Months Ended March 31, 2025
Investments in
(dollars in thousands)	debt securities
Beginning Balance	$4,414
Principal maturities	(2,250)
Amortization of day one premium	(77)
Accretion of bifurcation discount	226
Total gains or losses included in:
Net Investment Income (Loss)	495
Other Comprehensive Income (Loss)	(506)
Ending Balance	$2,302

The following is quantitative information as of March 31, 2025, and June 30, 2024, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3).

	March 31, 2025
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$2,302	Binomial lattice model	Volatility	90.0%
			Credit Spread	7.4%
			Risk-Free Rate	2.5%

	June 30, 2024
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - convertible debentures	$4,414	Binomial lattice model	Volatility	95.0%
			Credit Spread	8.2%
			Risk-Free Rate	4.1%

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in the current period's earnings. The following details the components of the Company’s trading securities carried at fair value as of March 31, 2025, and June 30, 2024.

	March 31, 2025
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$77	$(62)	$15
Equities - International	761	(452)	309
Exchange Traded Funds - Global equity	86	(17)	69
Mutual funds - Fixed income	9,870	(178)	9,692
Mutual funds - Global equity	929	(161)	768
Total equity securities at fair value	11,723	(870)	10,853
Debt securities:
Corporate debt securities	215	(65)	150
Total trading securities at fair value	$11,938	$(935)	$11,003

	June 30, 2024
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$45	$(45)	$-
Equities - International	762	(327)	435
Mutual funds - Fixed income	9,869	(225)	9,644
Mutual funds - Global equity	929	(123)	806
Total equity securities at fair value	11,605	(720)	10,885
Debt securities:
Corporate debt securities	215	(7)	208
Total trading securities at fair value	$11,820	$(727)	$11,093

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables that follow. The Company held one financial instrument classified as available-for-sale containing an embedded derivative, which represents an investment in HIVE, at March 31, 2025, and June 30, 2024. As of March 31, 2025, the unrealized loss position in the available-for-sale security was related to changes in the fair value of the embedded derivatives and not the result of credit losses; therefore, an allowance for credit losses was not recorded for the embedded derivatives.

The following details the components of the Company’s available-for-sale debt investments as of March 31, 2025, and June 30, 2024.

	March 31, 2025
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$4,611	$233	$-	$(2,542)	$2,302	$-

	June 30, 2024
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$6,204	$740	$-	$(2,530)	$4,414	$-

1.	Represents changes in unrealized gains and losses related to embedded derivatives included within net investment income (loss) on the Consolidated Statements of Operations.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheets, categorized by risk exposure, at March 31, 2025, and June 30, 2024.

	March 31, 2025	June 30, 2024
	Other Assets	Other Assets
	Investments in	Investments in
	available-for-sale	available-for-sale
(dollars in thousands)	debt securities	debt securities
Embedded Derivatives:
Equity price risk exposure	$-	$12

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three and nine months ended March 31, 2025, and 2024.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(12)	$(85)	$(1)	$(22)

At March 31, 2025, and June 30, 2024, the Company held one debt security classified as held-to-maturity. The following details are the components of the Company’s held-to-maturity debt investments as of March 31, 2025, and June 30, 2024.

	March 31, 2025
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(71)	$929	$-	$-	$929

	June 30, 2024
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(132)	$868	$-	$-	$868

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of March 31, 2025, and  June 30, 2024, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. The change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $3,000 and $61,000 for the three and nine months ended March 31, 2025, respectively, and $20,000 and $75,000 for the three and nine months ended March 31, 2024, respectively.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment for the nine months ended March 31, 2025, and 2024. There was no allowance at  June 30, 2023.

	Nine Months Ended
	March 31,
(dollars in thousands)	2025	2024
Beginning Balance	$132	$-
Impact of ASU 2016-13 adoption	-	232
Provision for credit losses - reversal (1)	(61)	(75)
Ending Balance	$71	$157

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of available-for-sale and held-to-maturity debt securities at March 31, 2025, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	March 31, 2025
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$4,611	$1,000
Fair Value	$2,302	$929

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

As of March 31, 2025, none of the Company's investments in debt securities were delinquent or in a non-accrual status, and accrued interest receivable of $25,000 and $13,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of March 31, 2025, and June 30, 2024, respectively.

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

The carrying value of equity securities without readily determinable fair values was approximately $1.7 million as of June 30, 2024. The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2025, and 2024, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024
Other Investments
Carrying value	$1,687	$1,114	$1,687	$1,114
Upward carrying value changes	$-	$-	$-	$-
Downward carrying value changes/impairment	$-	$(1,274)	$-	$(499)

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.5 million since their respective acquisitions through March 31, 2025. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $5.0 million since their respective acquisitions through March 31, 2025.

The Company has an investment in The Sonar Company (“Sonar”), a company headquartered in the United States, at a cost of $175,000. The investment had a carrying value of approximately $362,000 at March 31, 2025, and June 30, 2024. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021, and the Company’s ownership of Sonar was approximately 2.8 percent as of March 31, 2025.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Nine Months Ended		Three Months Ended
(dollars in thousands)	March 31,		March 31,
Net Investment Income (Loss)	2025	2024	2025	2024
Realized gains (losses) on equity securities	$-	$(6,834)	$-	$(6,094)
Realized gains (losses) on debt securities	507	906	134	267
Unrealized gains (losses) on equity securities	(149)	5,699	(50)	5,863
Unrealized gains (losses) on debt securities	(58)	(20)	(9)	(65)
Unrealized gains (losses) on embedded derivatives	(12)	(85)	(1)	(22)
Unrealized gains (losses) on cash equivalents	9	(2)	9	-
Dividend and interest income	1,715	1,781	466	595
Realized foreign currency gains (losses)	(193)	(82)	(1)	(84)
Total Net Investment Income (Loss)	$1,819	$1,363	$548	$460

Realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures were $134,000 and $507,000 for the three and nine months ended March 31, 2025, respectively, and $267,000 and $906,000 for the three and nine months ended March 31, 2024, respectively.

The unrealized gains and losses recognized during the three and nine months ended March 31, 2025, and 2024, on equity securities and debt securities classified as trading that were still held as of each respective date, are summarized as follows.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024
Equity securities:
Net gains and losses recognized during the period	$(149)	$(1,135)	$(50)	$(231)
Less: Net gains and losses recognized during the period on securities sold during the period	-	(256)	-	(3)
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date (1)	$(149)	$(879)	$(50)	$(228)
Debt securities classified as trading:
Net gains and losses recognized during the period	$(58)	$(20)	$(9)	$(65)
Less: Net gains and losses recognized during the period on securities sold during the period	-	-	-	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(58)	$(20)	$(9)	$(65)

1.

Includes net unrealized and realized losses of $240,000 and $1.0 million as a result of the measurement alternative for the three and nine months ended March 31, 2024, respectively. There were no amounts included as a result of the measurement alternative for the three and nine months ended March 31, 2025.

Net investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024
ETF advisory fees	$5,251	$7,394	$1,657	$2,224
USGIF advisory fees	1,378	1,408	484	443
USGIF performance fees received (paid)	(229)	(344)	(69)	(101)
Total Advisory Fees	6,400	8,458	2,072	2,566
USGIF administrative services fees	92	86	31	27
Total Operating Revenue	$6,492	$8,544	$2,103	$2,593

The Company serves as investment advisor to four U.S.-based exchange-traded fund (ETF) clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through  April 2026. The aggregate fees waived, and expenses borne by the Company for SEA were $33,000 and $111,000 for the three and nine months ended March 31, 2025, respectively, and $37,000 and $115,000 for the three and nine months ended March 31, 2024, respectively. The Company also serves as an investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The U.S. Global Jets UCITS ETF merged into The Travel UCITS ETF in April 2024. The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the European-based ETF.

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

The Company has agreed to contractually limit the expenses of USGIF, except the U.S. Government Securities Ultra-Short Bond Fund, through April 2026. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the U.S. Government Securities Ultra-Short Bond Fund. This cap will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived and expenses borne by the Company for USGIF were $211,000 and $743,000 for the three and nine months ended March 31, 2025, respectively, and $193,000 and $638,000 for the three and nine months ended March 31, 2024, respectively. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of March 31, 2025, the Company had $665,000 in receivables from fund clients, of which $541,000 was from the ETFs and $124,000 was from USGIF. As of June 30, 2024, the Company had $772,000 in receivables from fund clients, of which $647,000 was from the ETFs and $125,000 was from USGIF. There was no allowance for credit losses related to receivables as of March 31, 2025, or June 30, 2024.

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

(dollars in thousands)	March 31, 2025	June 30, 2024
Cash and cash equivalents	$26,262	$27,399
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$27,262	$28,399

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expenses included in general and administrative expense on the Consolidated Statements of Operations totaled $25,000 and $75,000 for the three and nine months ended March 31, 2025, respectively, and $33,000 and $99,000 for the three and nine months ended March 31, 2024, respectively.

The following table presents the components of lease cost.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$24	$23	$8	$7
Interest on lease liabilities	1	2	-	1
Total finance lease cost	25	25	8	8
Short-term lease cost	51	76	17	26
Total lease cost	$76	$101	$25	$34

Supplemental information related to the Company's leases follows.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2025	2024	2025	2024
Operating cash flows from financing leases included in lease liabilities	$1	$2	$-	$1
Financing cash flows from financing leases included in lease liabilities	$24	$22	$8	$7

Additional qualitative information concerning the Company’s leases follows.

	March 31, 2025	June 30, 2024
Weighted-average remaining lease term - financing leases (years)	0.50	1.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of March 31, 2025.

(dollars in thousands)
Fiscal Year	Finance Leases
2025 (excluding the nine months ended March 31, 2025)	$9
2026	8
Total lease payments	17
Less imputed interest	-
Total	$17

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2026. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $28,000 and $75,000 for the three and nine months ended March 31, 2025, respectively, and $23,000 and $78,000 for the three and nine months ended March 31, 2024, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was nil at March 31, 2025, and $2,000 at June 30, 2024.

The Company is also party to a lease agreement with HIVE, a related party, for certain areas of the Company’s office building. The terms of the lease were determined to be consistent with market rates.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of March 31, 2025.

(dollars in thousands)
Fiscal Year	Operating Leases
2025 (excluding the nine months ended March 31, 2025)	$16
2026	45
Total lease payments	$61

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

(dollars in thousands)	March 31, 2025	June 30, 2024
Professional fees	$485	$571
Vendors payable	266	182
ETF operating and distribution expenses	359	365
Other taxes payable	56	79
Other accrued expenses	$1,166	$1,197

As of March 31, 2025, and June 30, 2024, the Company had receivables from HIVE totaling $279,000 and $207,000, respectively, related to reimbursements for certain expenses. These amounts, reported within accounts and other receivables on the Consolidated Balance Sheets, include reimbursements for expenses presented in the table above, as well as additional reimbursable amounts not included in the table.

NOTE 7. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at March 31, 2025, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2025, the credit facility remains unutilized by the Company.

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month for fiscal year 2025 and through  March 2025.

In March 2025, the Board authorized the continuance of the monthly dividend of $0.0075 per share from April through June 2025, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Company announced on September 19, 2024, that the Board of Directors of the Company approved an update authorizing the Company to repurchase up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024. The total amount of shares that may be repurchased under the program was $6.5 million in 2024 and is $5.0 million in 2025. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. During the three and nine months ended March 31, 2025, the Company repurchased 187,987 and 622,605, respectively, of its class A shares using cash of $454,000 and $1.6 million, respectively. During the three and nine months ended March 31, 2024, the Company repurchased 211,282 and 605,790, respectively, of its class A shares using cash of $577,000 and $1.7 million, respectively.

The Inflation Reduction Act of 2022, which was enacted in August 2022, imposed a 1% excise tax on stock buybacks by publicly traded corporations, effective on January 1, 2023. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions was $5,000 and $15,000 for the three and nine months ended March 31, 2025, respectively, and $5,000 and $17,000 for the three and nine months ended March 31, 2024, respectively. All amounts presented in this report related to the Company's share repurchases and the Company's share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Stock Option Plans

The Company’s stock option plans allow for the granting of class A shares as either incentive or non-qualified stock options to employees and non-employee directors. The terms and conditions of these options, including exercise price, vesting schedule, and expiration, are determined by the Compensation Committee of the Board of Directors.

Under the 1989 Plan, there were 125,100 nonvested stock options outstanding as of March 31, 2025, with a weighted average exercise of $2.41. Additionally, there were 228,000 and 229,000 stock options outstanding and exercisable as of March 31, 2025, and March 31, 2024, respectively, with a weighted average exercise price of $6.05.

Under the 1997 Plan, there were 2,000 stock options outstanding and exercisable as of both March 31, 2025, and March 31, 2024, with a weighted average exercise price of $2.74.

Stock Option Activity

During the three months ended March 31, 2025, the Company granted 25,000 stock options with a weighted average grant date fair value of $0.99. These options are subject to a six-month vesting period. During the nine months ended March 31, 2025, the Company granted a total of 125,100 stock options with a weighted average grant date fair value of $1.06, also subject to a six-month vesting period. The fair value of these options was estimated using the Black-Scholes option pricing model.

No stock options were forfeited or exercised during the three months ended March 31, 2025. During the nine months ended March 31, 2025, 1,000 stock options were forfeited, and no stock options were exercised. For the three and nine months ended March 31, 2024, no stock options were granted, forfeited, or exercised.

Share-Based Compensation Expense

The Company measures share-based compensation expense at the grant date, based on the fair value of the awards. This expense is recognized ratably over the awards’ vesting period.

For the three and nine months ended March 31, 2025, the Company recognized share-based compensation expense of $58,000 and $68,000, respectively. As of March 31, 2025, the total unrecognized share-based compensation cost related to nonvested awards was $65,000, which is expected to be recognized over a weighted average period of 0.25 years.

For the three and nine months ended March 31, 2024, no share-based compensation expense was recognized. As of March 31, 2024, there were no unrecognized share-based compensation costs related to share-based awards under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net Income (Loss)	$(153)	$1,018	$(382)	$(35)

Weighted average number of outstanding shares
Basic	13,414,873	14,278,691	13,023,636	14,077,042
Effect of dilutive securities
Stock options	3,168	86	805	-
Diluted	13,418,041	14,278,777	13,024,441	14,077,042

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$(0.01)	$0.07	$(0.03)	$(0.00)
Diluted Net Income (Loss) per share	$(0.01)	$0.07	$(0.03)	$(0.00)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and nine months ended March 31, 2025, employee stock options of 330,100 and 230,000, respectively, were excluded from diluted EPS. For the three and nine months ended March 31, 2024, employee stock options of 231,000 and 229,000, respectively, were excluded from diluted EPS.

During the three and nine months ended March 31, 2025, and 2024, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 10. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences in the bases of assets and liabilities for financial and tax purposes resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate ("ETR"). The effective tax rate was (55.9) percent and 301.3 percent for the three and nine months ended March 31, 2025, respectively, and 187.5 percent and 30.5 percent for the three and nine months ended March 31, 2024, respectively.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. A valuation allowance of $41,000 was included at March 31, 2025. There was no valuation allowance included at June 30, 2024.

The Company maintains a reserve for uncertain tax positions for income tax matters. As of March 31, 2025, and June 30, 2024, the total reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, was $838,000 and $785,000, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $838,000 adequately covers open tax years and uncertain tax positions up to and including March 31, 2025, for major taxing jurisdictions. As of March 31, 2025, the entire $838,000 of unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Nine Months Ended March 31, 2025
Balance at June 30, 2024	$584
Other comprehensive income (loss) before reclassifications	1
Tax effect	-
Amount reclassified from AOCI	(507)
Tax effect	106
Net other comprehensive income (loss)	(400)
Balance at March 31, 2025	$184

Nine Months Ended March 31, 2024
Balance at June 30, 2023	$1,348
Other comprehensive income (loss) before reclassifications	251
Tax effect	(52)
Amount reclassified from AOCI	(906)
Tax effect	190
Net other comprehensive income (loss)	(517)
Balance at March 31, 2024	$831

NOTE 12. FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates principally in two business segments: providing investment management services to USGIF and ETF clients; and investing for its own account in an effort to add growth and value to its cash position. The following schedule details gross identifiable assets, total revenues, and income by business segment.

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Nine Months Ended March 31, 2025
Operating revenues	$6,492	$-	$6,492
Net investment income (loss)	$-	$1,819	$1,819
Other income (loss)	$247	$-	$247
Income (loss) before income taxes	$(1,675)	$1,751	$76
Depreciation	$50	$-	$50
Gross identifiable assets at March 31, 2025	$26,531	$20,325	$46,856
Deferred tax asset			$1,902
Consolidated total assets at March 31, 2025			$48,758
Nine Months Ended March 31, 2024
Operating revenues	$8,544	$-	$8,544
Net investment income (loss)	$-	$1,363	$1,363
Other income (loss)	$183	$-	$183
Income (loss) before income taxes	$164	$1,300	$1,464
Depreciation	$163	$-	$163
Gross identifiable assets at March 31, 2024	$27,542	$23,390	$50,932
Deferred tax asset			$1,840
Consolidated total assets at March 31, 2024			$52,772
Three Months Ended March 31, 2025
Operating revenues	$2,103	$-	$2,103
Net investment income (loss)	$-	$548	$548
Other income (loss)	$100	$-	$100
Income (loss) before income taxes	$(762)	$517	$(245)
Depreciation	$11	$-	$11
Three Months Ended March 31, 2024
Operating revenues	$2,593	$-	$2,593
Net investment income (loss)	$-	$460	$460
Other income (loss)	$68	$-	$68
Income (loss) before income taxes	$(389)	$429	$40
Depreciation	$41	$-	$41

Operating revenues from investment management services include operating revenues from ETF clients of $1.7 million and $5.3 million for the three and nine months ended March 31, 2025, respectively, and $2.2 million and $7.4 million for the three and nine months ended March 31, 2024, respectively. Operating revenues from investment management services also include operating revenues from USGIF of $446,000 and $1.2 million for the three and nine months ended March 31, 2025, respectively, and $369,000 and $1.2 million for the three and nine months ended March 31, 2024, respectively.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of March 31, 2025, or June 30, 2024.

The Board has authorized a monthly dividend of $0.0075 per share through June 2025, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2025 is approximately $300,000.

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

At March 31, 2025, total assets under management, including ETF and USGIF clients, were approximately $1.2 billion compared to $1.7 billion at March 31, 2024, a decrease of $548.2 million. During the nine months ended March 31, 2025, average assets under management, including ETF and USGIF clients, were $1.5 billion, compared to $1.9 billion during the nine months ended March 31, 2024. At June 30, 2024, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $1.6 billion, and decreased $372.2 million during the nine months ended March 31, 2025.

The following tables summarize the changes in assets under management for USGIF for the three and nine months ended March 31, 2025, and 2024.

	Changes in Assets Under Management
	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$226,846	$53,324	$280,170	$233,187	$56,722	$289,909
Market appreciation (depreciation)	41,866	481	42,347	6,985	242	7,227
Dividends and distributions	-	(437)	(437)	-	(480)	(480)
Net shareholder purchases (redemptions)	(3,453)	(1,195)	(4,648)	(10,728)	334	(10,394)
Ending Balance	$265,259	$52,173	$317,432	$229,444	$56,818	$286,262

Average investment management fee	0.79%	0.00%	0.65%	0.81%	0.00%	0.64%
Average net assets	$249,043	$52,452	$301,495	$219,813	$57,103	$276,916

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2025			2024
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$233,296	$55,102	$288,398	$265,329	$63,110	$328,439
Market appreciation (depreciation)	45,324	1,563	46,887	3,781	1,618	5,399
Dividends and distributions	(7,591)	(1,398)	(8,989)	(2,235)	(1,517)	(3,752)
Net shareholder purchases (redemptions)	(5,770)	(3,094)	(8,864)	(37,431)	(6,393)	(43,824)
Ending Balance	$265,259	$52,173	$317,432	$229,444	$56,818	$286,262

Average investment management fee	0.75%	0.00%	0.61%	0.81%	0.00%	0.64%
Average net assets	$245,983	$53,978	$299,961	$231,059	$58,926	$289,985

As shown above, USGIF period-end assets under management at March 31, 2025, were higher compared to March 31, 2024. Additionally, average net assets during the three and nine months ended March 31, 2025, were higher compared to the corresponding periods in 2024.

During the three and nine months ended March 31, 2025, USGIF period-end assets under management increased, in contrast to a decline during the same periods in 2024. The increase during the three and nine months ended March 31, 2025, was primarily due to market appreciation, while the decrease during the same periods in 2024 was largely attributed to net redemptions. The net redemptions during the nine months ended March 31, 2024, were driven largely by equity fund liquidations.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 65 basis points and 61 basis points for the three and nine months ended March 31, 2025, respectively, and 64 basis points for both the three and nine months ended March 31, 2024. For the equity funds, the average investment management fee was 79 basis points and 75 basis points for the three and nine months ended March 31, 2025, respectively, compared to 81 basis points for the same periods in 2024. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. As a result of these fee waivers, the average investment management fee for the fixed income funds was minimal.

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

As of March 31, 2025, the Company held investments carried at fair value on a recurring basis of $13.3 million and a cost basis of $16.5 million. The fair value of these investments is approximately 27.3 percent of the Company’s total assets at March 31, 2025. In addition, the Company held other investments of approximately $1.7 million and held-to-maturity debt investments, net of allowance for credit losses, of $929,000.

Investments recorded at fair value on a recurring basis were approximately $13.3 million at March 31, 2025, compared to approximately $15.5 million at June 30, 2024, the Company’s prior fiscal year end, which is a decrease of approximately $2.2 million. See Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2025, and 2024

The Company recorded a net loss of $382,000 ($(0.03) per share) for the three months ended March 31, 2025, compared to a net loss of $35,000 ($(0.00) per share) for the three months ended March 31, 2024, a change of approximately $347,000. The change is primarily attributed to a decrease in operating revenues, partially offset by a decrease in operating expenses and an increase in net investment income during the current period compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2025, decreased $490,000, or 18.9 percent, compared with the three months ended March 31, 2024. This decline was primarily driven by a decrease in advisory fees of $494,000, or 19.3 percent, which resulted from lower average assets under management in the ETFs and a decrease in base management fees earned. Advisory fees consist of two components: base management fees and performance fees. The reduction in base management fees was the key factor contributing to the overall decrease in advisory revenues as detailed below:

•

Base management fees decreased $526,000. The majority of this decrease was from ETF unitary management fees, which decreased $567,000 as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fee adjustments for USGIF in the current period resulted in fees paid of $69,000 compared to $101,000 in the corresponding period in the prior year, a favorable change of $32,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2025, decreased by $85,000, or 2.8 percent, compared to the same period in 2024. This decrease was primarily driven by a $281,000, or 16.2 percent, reduction in general and administrative expenses, largely due to lower ETF and USGIF-related costs. The decrease was partially offset by a $146,000, or 150.5 percent, increase in advertising expenses, primarily attributed to increased efforts to grow ETF assets under management through targeted advertising spending.

Other Income (Loss)

For the three months ended March 31, 2025, total consolidated other income was $648,000, an increase of approximately $120,000 compared to $528,000 for the same period in 2024. The primary cause of this increase was net investment income, which totaled $548,000 for the three months ended March 31, 2025. This represents an increase of $88,000 compared to $460,000 in the corresponding quarter of the previous year. The primary factor driving the increase in net investment income was a decrease in net realized and unrealized losses on corporate investments, as outlined below:

•	Realized and unrealized losses on equity securities totaled $50,000 in the current period compared to $231,000 in the comparative period, a favorable change of $181,000.
•	Foreign currency losses were $1,000 in the current period compared to $84,000 in the comparative period, a favorable change of $83,000.
•	Unrealized losses on embedded derivatives were $1,000 in the current period compared to $22,000 in the comparative period, a favorable change of $21,000.
•	Dividend and interest income was $466,000 in the current period compared to $595,000 in the comparative period, a decrease of $129,000.
•	Realized and unrealized gains on debt securities totaled $125,000 in the current period compared to $202,000 in the comparative period, a decrease of $77,000.

Provision for Income Taxes

A tax expense of $137,000 was recorded for the three months ended March 31, 2025, compared to $75,000 for the same period in 2024, reflecting an increase of $62,000. The increase was primarily driven by discrete items, including return-to-provision adjustments, partially offset by a higher operating loss in the current period.

RESULTS OF OPERATIONS – Nine months ended March 31, 2025, and 2024

The Company recorded a net loss of $153,000 ($(0.01) per share) for the nine months ended March 31, 2025, compared to net income of $1.0 million ($0.07 per share) for the nine months ended March 31, 2024, a change of approximately $1.2 million. The decline was primarily driven by lower operating revenues in the current period compared to the same period in the prior year, partially offset by higher net investment income, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2025, decreased $2.1 million, or 24.0 percent, compared with the nine months ended March 31, 2024. This decline was primarily driven by a decrease in advisory fees of $2.1 million, or 24.3 percent, which resulted from lower average assets under management in the ETFs and a decrease in base management fees earned. Advisory fees consist of two components: base management fees and performance fees. The reduction in base management fees was the key factor contributing to the overall decrease in advisory revenues as detailed below:

•

Base management fees decreased $2.2 million. The majority of this decrease was from ETF unitary management fees, which decreased $2.1 million as the result of a decrease in ETF average assets under management, primarily for the Jets ETF.

•

Performance fee adjustments for USGIF in the current period resulted in fees paid of $229,000 compared to $344,000 in the corresponding period in the prior year, a favorable change of $115,000. The USGIF performance fee, which applies to the equity funds only, is a fulcrum fee that is adjusted upwards or downwards by 0.25 percent when there is a performance difference of 5 percent or more between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and will cease during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee can only be adjusted downward.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2025, decreased $144,000, or 1.7 percent, compared with the nine months ended March 31, 2024. This decrease was primarily driven by a $378,000, or 8.0 percent, reduction in general and administrative expenses, largely due to lower ETF and USGIF-related costs. The decrease was partially offset by a $196,000, or 67.4 percent, increase in advertising expenses, primarily attributed to increased efforts to grow ETF assets under management through targeted advertising spending.

Other Income (Loss)

For the nine months ended March 31, 2025, total consolidated other income was $2.1 million, an increase of approximately $520,000 compared to $1.5 million for the same period in 2024. The primary cause of this increase was net investment income, which totaled $1.8 million for the nine months ended March 31, 2025. This represents an increase of $456,000 compared to $1.4 million in the corresponding period of the previous year. Impairment losses on equity securities recognized in the comparative period, which was partially offset with a reduction in realized gains on debt securities in the current period, was the key driver of the overall increase in net investment income, as outlined below:

•	Realized and unrealized losses on equity securities totaled $149,000 in the current period compared to $1.1 million in the comparative period, a favorable change of $986,000. The nine months ended March 31, 2024, included realized losses for impairments of $1.0 million for equity investments accounted for under the investment alternative.
•	Realized and unrealized gains on debt securities totaled $449,000 in the current period compared to $886,000 in the comparative period, a decrease of $437,000. This is primarily due to a decrease of $399,000 in realized gains on debt securities reclassified from other comprehensive income (loss), related to the Company's investment in HIVE convertible debentures, as discussed in Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
•	Foreign currency losses were $193,000 in the current period compared to $82,000 in the comparative period, an unfavorable change of $111,000.

Provision for Income Taxes

A tax expense of $229,000 was recorded for the nine months ended March 31, 2025, compared to $446,000 for the same period in 2024, representing a decrease of $217,000. The decrease was primarily driven by a higher operating loss in the current period, partially offset by increased net investment income and the unfavorable impact of discrete items, including return-to-provision adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2025, the Company had net working capital (current assets minus current liabilities) of approximately $37.5 million, a decrease of $666,000, or 1.7 percent, since June 30, 2024, and a current ratio (current assets divided by current liabilities) of 21.7 to 1. With approximately $26.3 million in cash and cash equivalents, a decrease of $1.1 million, or 4.1 percent since June 30, 2024, and $11.0 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 76.4 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The decrease in cash was primarily due to repurchases of the Company's common stock of $1.6 million, dividends paid of $912,000, and net cash used in operating activities of $808,000; partially offset by proceeds from principal paydowns of $2.3 million. Consolidated shareholders’ equity at March 31, 2025, was $46.1 million, a decrease of $2.9 million, or 5.9 percent since June 30, 2024. The decrease was primarily driven by $1.6 million in repurchases of the Company's common stock (including excise tax), $900,000 in dividends declared, and $400,000 in other comprehensive loss for the nine months ended March 31, 2025.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2025, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2025, but may be suspended or discontinued. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $37.3 million, are available to fund current activities.

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

As a result, the Company’s revenues are subject to volatility beyond market-based fluctuations discussed in the investment management and administrative services fees section above. Due to these performance adjustments, the Company realized a decrease in its USGIF base advisory fee of $69,000 and $229,000 for the three and nine months ended March 31, 2025, respectively, and $101,000 and $344,000 for the three and nine months ended March 31, 2024, respectively.

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

The following table summarizes the Company’s equity price risks in securities recorded at fair value on a recurring basis as of March 31, 2025, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	March 31, 2025	Percentage Change	Price Change	Net Income (Loss)(1)
Trading securities at fair value	$11,003	25% increase	$13,754	$2,173
		25% decrease	$8,252	$(2,173)

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2025, due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K as of and for the year ended June 30, 2024, was also present as of March 31, 2025. Notwithstanding the material weakness, we believe that the Consolidated Financial Statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.

Other than as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three and nine months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2024. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
01-01-25 to 01-31-25	35,291	$87	$2.46	35,291	$4,913
02-01-25 to 02-28-25	88,820	218	$2.46	88,820	$4,695
03-01-25 to 03-31-25	63,876	149	$2.33	63,876	$4,546
Total	187,987	$454	$2.42	187,987

1.

The Board of Directors of the Company approved on December 7, 2012, and has renewed annually, repurchases of up to $2.75 million in each of calendar years 2013 through 2022 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations. On February 25, 2022, the Company announced that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Board of Directors of the Company approved and has renewed annually, repurchases of up to $5.0 million in each calendar years 2023 through 2025.

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3.	The total amount of shares that may be repurchased in 2025 under the program is $5.0 million.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	May 8, 2025	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 8, 2025	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer