Form 10-K
period 2025-06-30
U S GLOBAL INVESTORS INC
filed 2025-09-08
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the 10,059,960 shares of nonvoting class A common stock held by nonaffiliates of the registrant was $24,546,302, based on the last sale price quoted on NASDAQ as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. Registrant’s only voting stock is its class C common stock, par value of $0.025 per share, for which there is no active market. The aggregate value of the 3,989 shares of the class C common stock held by nonaffiliates of the registrant on December 31, 2024 (based on the last sale price of the class C common stock in a private transaction) was $997. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5 percent or more of the registrant’s common stock are affiliates of the registrant.

On August 21, 2025, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 10,893,122 shares of Registrant’s class A nonvoting common stock outstanding, no shares of Registrant’s class B nonvoting common stock outstanding, and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

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

As required by the Investment Company Act of 1940, as amended (“Investment Company Act”), the advisory agreement with USGIF is subject to annual renewal and is terminable upon a 60 days' notice. In September 2024, the Board of Trustees of USGIF approved the annual renewal of the advisory agreement. Management anticipates that the advisory agreement will be renewed.

In addition to providing advisory services to USGIF, the Company provides advisory services to four U.S.-based ETF clients: U.S. Global Jets ETF, U.S. Global GO GOLD and Precious Metal Miners ETF, U.S. Global Sea to Sky Cargo ETF, and the U.S. Global Technology and Aerospace & Defense ETF. The advisory agreements for the U.S.-based ETFs have been renewed through July 2026. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF. The advisory services agreement for The Travel UCITS ETF is not subject to renewal on an annual basis and is terminable upon 6-months' notice.

Net assets under management on June 30, 2025, and 2024, are detailed in the following table.

Assets Under Management (“AUM”)
Fund	Ticker	June 30, 2025	June 30, 2024
(dollars in thousands)
ETF Clients
Airline, Travel and Cargo
U.S. Global Jets ETF	JETS	$814,362	$1,152,909
The Travel UCITS ETF	TRIP	20,257	19,750
U.S. Global Sea to Sky ETF	SEA	8,382	7,219
Total Airline, Travel and Cargo		843,001	1,179,878
Gold and Natural Resources
U.S. Global GO GOLD and Precious Metal Miners ETF	GOAU	124,160	94,089
Total Gold and Natural Resources		124,160	94,089
Technology, Aerospace and Defense
U.S. Global Technology and Aerospace & Defense ETF	WAR	6,055	-
Total Technology, Aerospace and Defense		6,055	-
Total ETF Clients		973,216	1,273,967

U.S. Global Investors Funds
Gold and Natural Resources
Gold and Precious Metals	USERX	156,587	101,515
World Precious Minerals	UNWPX	48,623	41,608
Global Resources	PSPFX	40,612	41,720
Total Gold and Natural Resources		245,822	184,843
International Equity
Global Luxury Goods	USLUX	50,934	48,453
Total International Equity		50,934	48,453
Bond
U.S. Government Securities Ultra-Short Bond	UGSDX	28,783	30,072
Near-Term Tax Free	NEARX	24,896	25,030
Total Bond		53,679	55,102
Total U.S. Global Investors Funds		350,435	288,398
Total AUM		$1,323,651	$1,562,365

Administrative Services. The Company also manages, supervises and conducts certain other affairs of USGIF, subject to the control of the Funds’ Board of Trustees pursuant to an administrative services agreement. The administrative services agreement with USGIF is subject to renewal on an annual basis and is terminable upon 60 days' notice. In September 2024, the Board of Trustees of USGIF approved the annual renewal of the administrative services agreement. Management anticipates that the administrative services agreement will be renewed.

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

Human Capital

As of June 30, 2025, U.S. Global and its wholly-owned subsidiaries employed 23 full-time employees and 1 part-time employee. Our compensation program is designed to attract, retain and reward qualified individuals who possess the skills and motivation necessary to support our business objectives and assist in the achievement of goals. Key to our compensation program is performance-based cash and fund share bonuses and incentives for achieving professional certifications. In addition to base salary and bonus compensation, we also offer employees benefits such as life, disability, and health (medical, dental and vision) insurance, paid time off, a 401(k) plan that includes a match, discretionary profit-sharing, and assistance with savings programs. We also offer long-term incentive awards which include stock options.

Competition

The mutual fund industry is highly competitive. According to the Investment Company Institute, at the end of 2024 there were approximately 8,400 domestically registered open-end investment companies and approximately 3,900 exchange-traded funds of varying sizes and investment policies, whose shares are being offered to the public in the U.S. In addition to competition from other mutual fund managers and investment advisers, the Company and the mutual fund industry are in competition with various investment alternatives offered by insurance companies, banks, securities broker-dealers, and other financial institutions. Many of these institutions are able to engage in more liberal advertising than mutual funds and ETFs and may offer accounts at competitive interest rates, which may be insured by federally chartered corporations such as the Federal Deposit Insurance Corporation.

A number of investment advisors manage significantly larger funds than U.S. Global, offer a greater variety of investment objectives and have greater resources to promote the sale of investments therein. However, the Company believes it has the resources, products, and personnel to compete effectively within the investment advisory industry. In particular, the Company is known for its expertise in gold mining and exploration, natural resources, and airlines. Competition for sales of fund shares is influenced by various factors, including investment objectives and performance, advertising and sales promotional efforts, distribution channels, and the types and quality of services offered to fund shareholders.

Success in the investment advisory business is substantially dependent on each fund’s investment performance, the quality of services provided to shareholders, and the Company’s efforts to market the Funds and ETFs effectively. Operating revenues from management and administrative services fees are based on the assets of the funds under management. Costs of distribution and compliance continue to put pressure on profit margins for the investment advisory industry.

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

Regulatory pronouncements and oversight have significantly increased the burden of compliance infrastructure with respect to the investment advisory industry and the capital markets. This momentum of regulations has contributed significantly to the costs of managing and administering mutual funds.

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

The Company also posts its Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for CEO and Principal Financial Officer, and the charters of the audit and compensation committees of its Board of Directors on the Company’s website in the “Policies and Procedures” section of "About Us." The Company’s SEC filings and governance documents are available in print to any stockholder that makes a written request to: Investor Relations, U.S. Global Investors, Inc., 7900 Callaghan Road, San Antonio, Texas 78229.

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

The Company is subject to financial services laws, regulations, corporate governance requirements, administrative actions and policies. Over the past several decades, federal securities laws have been significantly expanded and made more complex by legislation such as the Sarbanes-Oxley Act, the USA PATRIOT Act of 2001, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). New laws, as well as changes in interpretations and enforcement of existing requirements, have required the Company to dedicate additional time and resources towards compliance. Future changes in financial regulation may further increase compliance costs and operational complexity, which could adversely affect the Company's results of operations.

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

In addition, the Company has invested in securities within the cryptocurrency industry through its corporate investments. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile. This volatility may have a material impact on the Company’s financial statements and thus affect the Company’s common stock market price. In addition, the price of the Company’s common stock may fluctuate to the extent that shareholders invest in the Company’s common stock as a proxy for cryptocurrency. The investing public may be influenced by future anticipated appreciation or depreciation in value of cryptocurrencies or blockchain generally, factors over which the Company has little or no influence or control. The Company’s stock price may also be subject to volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may change over time.

Macroeconomic declines, including inflation; negative political developments, including volatile market conditions due to investor concerns regarding inflation, and the Russia-Ukraine and Middle East conflicts; adverse market conditions; and catastrophic events may cause a decline in the Company’s revenue, an increase in the Company’s costs, negatively affect the Company’s operating results, adversely affect the Company’s cash flow, and could result in a decline in the Company’s stock price.

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

Risks Related to Our Operations

Natural disasters, epidemics, pandemics, and other unpredictable events could adversely affect our operations.

Natural disasters, public health crises, terrorist attacks, extreme weather events or other unpredictable events could adversely affect our revenues, expenses, and net income by:

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

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cybersecurity breach, may result in harm to our business.

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyberattacks and other events. We have implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cybersecurity threats could impose additional requirements on our operations.

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

We previously identified a material weakness in our internal control over financial reporting, which has since been remediated, but may continue to impact perceptions of our controls and expose the Company to potential risk.

As further described in Item 9A of this Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting that existed as of June 30, 2024. While this material weakness has been remediated as of June 30, 2025, and management has concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of June 30, 2025, the material weakness impacted our internal control environment during the period covered by this Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. Although the deficiency has been addressed, there can be no assurance that additional material weaknesses will not arise in the future. If we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we could be subject to regulatory scrutiny, litigation, or reputational harm, and our ability to report financial results accurately and timely could be adversely affected.

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

A substantial amount of assets under management is concentrated in the U.S. Global Jets ETF (69 percent and 79 percent of average net assets for fiscal years 2025 and 2024, respectively). Consequently, the Company’s revenues followed a similar pattern of concentration (69 percent and 80 percent of total operating revenues for fiscal years 2025 and 2024, respectively). As a result, our operating results are particularly dependent upon the performance of one fund and our ability to maintain and grow assets under management in that fund. If this fund were to experience a significant decrease in market value or redemptions, our assets under management would be reduced, adversely affecting our revenues.

Difficult market conditions can adversely affect the Company by reducing the market value of the assets we manage or causing shareholders to make significant redemptions.

Changes in economic or market conditions may adversely affect the profitability, performance of and demand for the Company’s investment products and services. Under the Company’s advisory fee arrangements, the fees received are primarily based on the market value of assets under management. Accordingly, a decline in the price of securities held in funds under management would be expected to reduce revenues and net income by lowering advisory fees. Such declines may also lead to increased shareholder redemptions in favor of investments perceived as offering greater opportunity or lower risk, which would further reduce advisory fees. The Company's ability to compete and grow depends on the relative attractiveness of its investment products, as well as its investment performance and strategies under prevailing market conditions.

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

The Company currently has a significant portion of its assets in corporate investments. These investments are subject to investment market risk, and investment income could be adversely affected by the realization of losses upon disposition of investments or the recognition of significant unrealized losses or impairments. The Company’s investments in debt securities are subject to interest rate risk, and unfavorable changes in interest rates could negatively impact their value and related investment income. Fluctuations in investment income are expected to continue in the future.

The Company has indirect exposure to the cryptocurrency markets through its investments.

Cryptocurrencies (also referred to as “virtual currencies” and “digital currencies”) are digital assets that are designed to act as a medium of exchange. Although the Company has no current intention of directly investing in cryptocurrencies, the Company has indirect exposure to cryptocurrencies by investing in securities of issuers with operations in the cryptocurrency industry, such as mining companies, as well as in ETFs that hold cryptocurrency-related assets. Cryptocurrencies (some of the most well-known include Bitcoin and Ethereum) are not backed by any government, corporation, or other identified body. Trading markets for cryptocurrencies are subject to an evolving and fragmented regulatory framework. While certain jurisdictions, such as the European Union and the United States, have recently implemented or proposed regulatory regimes, other markets remain less regulated. As a result, cryptocurrency markets may be more exposed to operational or technical issues, as well as the potential for fraud or manipulation, compared with the established, regulated exchanges for securities, derivatives, and traditional currencies.

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

We have cash and certain corporate investments denominated in foreign currencies. Adverse changes in foreign currency exchange rates may reduce the value of those assets. In addition, certain assets under management have exposure to foreign currency fluctuations in various markets, which may adversely impact their valuation and, consequently, the revenue we receive.

Regulatory developments such as the GENIUS Act may adversely impact companies in which we invest.

In July 2025, the United States enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”), which imposes a new federal regulatory framework on payment stablecoin issuers. While our operations are not directly affected, certain companies in which we invest may be subject to these requirements, including licensing, reserve segregation, monthly audits, and compliance with anti-money laundering and consumer protection standards. These new obligations could increase operating costs, limit growth, or create compliance risks for such companies, which in turn could adversely affect the value of our investments and our financial results.

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

Our cybersecurity crisis management plan outlines the procedures and actions to be taken in the event of a cybersecurity incident, including detection, response, mitigation, and remediation. Upon identifying a potential threat or incident, our cybersecurity incident response team assigns a risk level classification and initiates the necessary escalation and other steps as per our plan. Incidents assessed as potentially high-risk are promptly escalated to our Chief Executive Officer (CEO), who determines the activation of relevant elements of our crisis response and management plan. The CEO informs our Board of Directors about cybersecurity incidents as appropriate, considering factors such as financial, operational, legal, or reputational impact.

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

Holders

On August 21, 2025, there were approximately 197 holders of record of class A common stock, no holders of record of class B common stock, and 19 holders of record of class C common stock.

Securities authorized for issuance under equity compensation plans

Information relating to equity compensation plans under which our stock is authorized for issuance is set forth in Item 12 of Part III of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Purchases of equity securities by the issuer

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 through December 31, 2025. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year.

For the quarter ended June 30, 2025, the Company purchased a total of 178,438 class A shares using cash of $404,000. The Company may repurchase class A stock from employees; however, none were repurchased from employees during the quarter ended June 30, 2025. The Company did not repurchase any classes B or C common stock during the quarter ended June 30, 2025.

(dollars in thousands, except price data)
					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	May Yet Be
	Total Number of	Total Amount	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased [1]	Purchased	Paid Per Share [2]	Announced Plan [3]	the Plan

04-01-25 to 04-30-25	78,454	$171	$2.17	78,454	$4,375
05-01-25 to 05-31-25	46,497	103	$2.21	46,497	$4,272
06-01-25 to 06-30-25	53,487	130	$2.44	53,487	$4,142
Total	178,438	$404	$2.26	178,438

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

Dividends

As of June 30, 2025, the Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2025 through September 2025. The total amount of cash dividends to be paid to class A and class C shareholders from July 2025 to September 2025 will be approximately $296,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2025. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

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

Reflecting on the significant developments and challenges of the past year ending and as of June 30, 2025, our outlook acknowledges the ongoing impact of geopolitical tensions, monetary policy decisions, and market dynamics that have shaped the investment landscape.

Over the last year, the persistence of tariffs and trade sanctions across several key nations— including ongoing tensions involving China, the Ukraine-Russia conflict, and geopolitical uncertainties surrounding India-Pakistan and Israel-Iran—have continued to influence global trade flows. Despite these challenges, we believe that certain asset classes, particularly those aligned with natural resources such as precious metals and mining, have generally benefited from these geopolitical and macroeconomic shifts. The sustained demand for metals like gold and other commodities has supported our performance-driven assets within these sectors.

Throughout 2024 and into 2025, the U.S. Federal Reserve has maintained higher interest rates for an extended period, with expectations originally calling for rate cuts in the first half of 2025. While two rate cuts were anticipated, the Fed has signaled a cautious approach, citing inflation remaining above target and geopolitical uncertainties as factors that warrant vigilance. The U.S. economy has shown resilience, with moderate growth and continued elevated inflation, driven partly by ongoing consumer spending and supply chain adjustments stemming from global disruptions.

In the travel and tourism sector, robust demand persisted through the spring and summer months, supported by renewed leisure travel and business activity. This resilience has translated into strong investor interest, notably flowing into airline stocks and related industries, which has been a significant driver for our Jets ETF and airline-related revenues. This trend underscores the ongoing recovery in travel and transportation sectors, even amid macroeconomic headwinds.

In broader market performance, the S&P 500 experienced a solid year, with a total return of approximately 13.6 percent for the trailing twelve months ended June 30, 2025. Notably, most sectors contributed positively, with Financials leading gains, reflecting ongoing deposit increases and digital transformation. Conversely, the Healthcare sector faced some headwinds due to elevated interest rates, inflationary pressures, and federal spending cuts which affected affordability and demand.

Mutual funds continue to face outflows compared to ETFs and other alternative investments, as investors seek more flexible or tactical exposure amid ongoing market volatility. The Company has four ETF products listed on the New York Stock Exchange: the U.S. Global Jets ETF (ticker JETS), which concentrates on the U.S. and international airline industry, the U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), which invests in companies engaged in the production of precious metals either through active (mining or production) or passive (owning royalties or production streams) means, the U.S. Global Sea to Sky Cargo ETF (ticker SEA), which concentrates on the global sea shipping and air freight industries, and the U.S. Global Technology and Aerospace & Defense ETF (ticker WAR), which invests in frontier sectors including emerging technologies, electronic warfare, aerospace, and defense. The Company has one European-based ETF product listed on certain exchanges in Europe, The Travel UCITS ETF (ticker TRIP), which concentrates on the travel industry. As we look ahead, our focus remains on sustainable growth, innovation, and maintaining a vigilant approach to geopolitical and macroeconomic risks. We remain committed to navigating these complexities, positioning ourselves for resilience and long-term value creation.

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

Assets Under Management (“AUM”)
(dollars in thousands)	June 30, 2025	June 30, 2024
Investment Management Services
ETF Clients	$973,216	$1,273,967
USGIF	350,435	288,398
Total AUM	$1,323,651	$1,562,365

As of June 30, 2025, total AUM was $1.3 billion compared to $1.6 billion on June 30, 2024, a decrease of $238.7 million, or 15.3 percent. During fiscal year 2025, average AUM was $1.4 billion compared to $1.9 billion in fiscal year 2024, a decrease of 23.9 percent. The decrease was primarily due to outflows from the Jets ETF. The Jets ETF invests in airline-related stocks, including global airline carriers, airport operators and aircraft manufacturers.

The following is a brief discussion of the Company’s two business segments.

Investment Management Services

The Company generates operating revenues from managing and servicing the Funds. The Company recorded advisory and administrative services fees from USGIF totaling approximately $1.8 million and $1.6 million in fiscal 2025 and fiscal 2024, respectively. These revenues are largely dependent on the total value and composition of assets under its management. Fluctuations in the markets and investor sentiment have a direct impact on the Funds’ asset levels, thereby affecting income and results of operations. Detailed information regarding the Funds within USGIF can be found on the Company’s website, www.usfunds.com, including the prospectus and performance information for each fund. The mutual fund shareholders in USGIF are not required to give advance notice prior to redemption of shares in the Funds, and USGIF does not currently charge a redemption fee.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.00 percent, and are paid monthly. The base advisory fees on the equity funds within USGIF were adjusted upward or downward based on performance. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward. For the years ended June 30, 2025, and 2024, the Company adjusted its base advisory fees downward by $247,000 and $429,000, respectively. USGIF advisory fees in total, including performance adjustments, increased by approximately $230,000, or 15.8 percent, in fiscal year 2025 compared to fiscal year 2024. This was primarily a result of lower downward adjustments for performance fees.

Mutual fund investment advisory fees are also affected by changes in assets under management, which include:

●	market appreciation or depreciation;
●	the addition of new fund shareholder accounts;
●	fund shareholder contributions of additional assets to existing accounts;
●	withdrawals of assets from and termination of fund shareholder accounts;
●	exchanges of assets between accounts or products with different fee structures; and
●	the amount of fees reimbursed.

The following tables summarize the changes in assets under management for USGIF for fiscal years 2025 and 2024.

	Year Ended June 30, 2025
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$233,296	$55,102	$288,398
Market appreciation (depreciation)	82,436	2,044	84,480
Dividends and distributions	(7,591)	(1,839)	(9,430)
Net shareholder purchases (redemptions)	(11,385)	(1,628)	(13,013)
Ending Balance	$296,756	$53,679	$350,435
Average investment management fee	0.76%	0.00%	0.63%
Average net assets	$254,596	$53,778	$308,374

	Year Ended June 30, 2024
(dollars in thousands)	Equity	Fixed Income	Total
Beginning Balance	$265,329	$63,110	$328,439
Market appreciation (depreciation)	14,541	2,050	16,591
Dividends and distributions	(2,235)	(1,960)	(4,195)
Net shareholder purchases (redemptions)	(44,339)	(8,098)	(52,437)
Ending Balance	$233,296	$55,102	$288,398
Average investment management fee	0.81%	0.00%	0.65%
Average net assets	$232,977	$57,935	$290,912

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 63 and 65 basis points in fiscal year 2025 and 2024. The average investment management fee for equity funds in fiscal year 2025 and 2024 was 76 basis points and 81 basis points, respectively. The average investment management fee for the fixed income funds was nil for both fiscal years 2025 and 2024 due to fee waivers on these funds as discussed in Note 4, Investment Management and Other Fees, to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company serves as investment advisor to four U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2026. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients totaling $6.6 million and $9.4 million in fiscal years 2025 and 2024, respectively. Average assets in the ETFs decreased in fiscal year 2025, primarily in the Jets ETF. Information on the U.S.-based ETFs can be found at www.usglobaletfs.com, including the prospectus, performance and holdings. The ETFs’ authorized participants are not required to give advance notice prior to redemption of shares in the ETFs, and the ETFs do not charge a redemption fee. The Travel UCITS ETF is not available to U.S. investors.

Corporate Investments

Management believes it can more effectively manage the Company’s cash position by maintaining certain types of investments utilized in cash management and continues to believe that such activities are in the best interest of the Company.

The following summarizes the cost, unrealized gain or loss, and fair value of investments carried at fair value as of June 30, 2025, and 2024.

Securities at Fair Value	Cost	Unrealized Gain (Loss) in Other Comprehensive Income (Loss)	Unrealized Gain (Loss) in Investment Income (Loss)	Fair Value
(dollars in thousands)
Trading securities at fair value (1)	$12,963	$-	$(775)	$12,188
Available-for-sale debt securities at fair value (2)	3,993	125	(2,542)	1,576
Total at June 30, 2025	$16,956	$125	$(3,317)	$13,764

Trading securities at fair value (1)	$11,820	$-	$(727)	$11,093
Available-for-sale debt securities at fair value (2)	6,204	740	(2,530)	4,414
Total at June 30, 2024	$18,024	$740	$(3,257)	$15,507

1.	Realized gains and losses and changes in unrealized gains and losses are included in net investment income (loss) in the Consolidated Statements of Operations.

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

Included in the amounts above are investments in funds advised by the Company, with fair values of $10.6 million at June 30, 2025, and $10.5 million at June 30, 2024.

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

Investment income can be volatile and may vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and timing of transactions. A significant portion of the unrealized gains and losses is concentrated in a small number of issuers. For fiscal year 2025, the Company had net investment income of $2.4 million, compared to $2.1 million for fiscal year 2024. Due to market volatility, the Company expects that gains or losses will continue to fluctuate in the future.

A portion of the securities recorded at fair value in the above table is in investments in HIVE Digital Technologies Ltd. (“HIVE”), which were convertible debentures and common shares valued at $1.6 million at June 30, 2025, and convertible debentures valued at $4.4 million at June 30, 2024. The investments in HIVE are discussed in more detail in Note 3, Investments, to the Consolidated Financial Statements of this Annual Report on Form 10-K. HIVE is a company that is headquartered in the United States with cryptocurrency mining facilities in Paraguay, Sweden, and Canada. Frank Holmes, CEO, is the executive chairman of HIVE.

Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile, and may be influenced by a wide variety of factors, including speculative activity. Cryptocurrency mining companies face a variety of risks, including, but not limited to, environmental concerns, regulatory factors, and heightened risks of cybersecurity attacks for which there may be no source of recovery. There has been significant volatility in the market price of HIVE, which has impacted the investment’s value included on the Consolidated Balance Sheets, unrealized gain (loss) recognized in net investment income (loss), and unrealized gain (loss) recognized in other comprehensive income (loss).

In addition to the investments above, as of June 30, 2025, and 2024, the Company owned other investments of approximately $1.3 million and $1.7 million, respectively, classified as securities without readily determinable fair values.

Consolidated Results of Operations

The following is a discussion of the consolidated results of operations of the Company and a detailed discussion of the Company’s revenues and expenses.

Year Ended June 30, 2025, Compared with Year Ended June 30, 2024

The Company had a net loss, as shown in the Consolidated Statements of Operations, of $334,000 ($ (0.03) per share) for the year ended June 30, 2025, compared with net income of $1.3 million ($ 0.09 per share) for the year ended June 30, 2024, a change of approximately $1.7 million. The change is primarily due to lower operating revenues, partially offset by higher net investment income and lower tax expenses, as discussed further below.

Operating Revenues

	Year ended June 30,
			$	%
(dollars in thousands)	2025	2024	Change	Change
ETF advisory fees:
Airline, travel and cargo ETFs	$6,007	$8,873	$(2,866)	(32.3)%
Gold and natural resources ETF	625	543	82	15.1%
Technology, aerospace and defense ETF	10	-	10	n/a
Total ETF advisory fees	6,642	9,416	(2,774)	(29.5)%
USGIF advisory fees:
Gold and natural resources funds	1,373	1,062	311	29.3%
International equity funds	310	391	(81)	(20.7)%
Fixed income funds	-	-	-	n/a
Total USGIF advisory fees	1,683	1,453	230	15.8%
Total advisory fees	8,325	10,869	(2,544)	(23.4)%
USGIF administrative services fees	127	115	12	10.4%
Total Operating Revenues	$8,452	$10,984	$(2,532)	(23.1)%

Total consolidated operating revenues for the year ended June 30, 2025, decreased $2.5 million, or 23.1 percent, compared with the year ended June 30, 2024. This decrease was primarily attributable to the following:

●

Advisory fees decreased $2.5 million, or 23.4 percent, primarily as the result of lower ETF assets under management. Advisory fees are comprised of two components: a base management fee and a performance fee.

○

Base management fees decreased approximately $2.7 million. ETF unitary management fees decreased due to lower ETF average assets under management, primarily in the Jets ETF. Base fees for USGIF increased due to higher average assets under management primarily driven by market appreciation somewhat offset by net shareholder redemptions.

○

Performance fee adjustments for USGIF in the current year resulted in fees paid of $247,000 compared to $429,000 in the prior year, a decrease of $182,000. The USGIF performance fee, which applied to the equity funds only, were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fees when there was a 5 percent or more difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

Advisory Fees. Advisory fees, the largest component of the Company’s operating revenues, are derived from two sources: ETF advisory fees and USGIF advisory fees. In fiscal year 2025, the ETF advisory fees accounted for 78.6 percent of the Company’s operating revenues, and the USGIF advisory fees accounted for 19.9 percent of the Company’s operating revenues.

The Company serves as investment advisor to four U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF. The Company has agreed to contractually limit the expenses of the U.S. Global Sea to Sky Cargo ETF through April 2026. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the ETF. The Company recorded advisory fees from the ETF clients of $6.6 million and $9.4 million in fiscal years 2025 and 2024, respectively.

Investment base advisory fees from USGIF are calculated as a percentage of average net assets, ranging from 0.375 percent to 1.00 percent, and are paid monthly. The base advisory fees on the equity funds within USGIF were adjusted upward or downward based on performance. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward. For the years ended June 30, 2025, and 2024, the Company adjusted its base advisory fees downward by $247,000 and $429,000, respectively. USGIF advisory fees in total, including performance adjustments, decreased by approximately $230,000, or 15.8 percent, in fiscal year 2025 compared to fiscal year 2024.

Operating Expenses

Total consolidated operating expenses decreased $26,000, or 0.2 percent, compared with the previous fiscal year, as shown below.

	Year ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Employee compensation and benefits	$4,931	$4,802	$129	2.7%
General and administrative	5,795	6,059	(264)	(4.4)%
Advertising	650	404	246	60.9%
Depreciation	61	196	(135)	(68.9)%
Interest	1	3	(2)	(66.7)%
Total	$11,438	$11,464	$(26)	(0.2)%

Other Income (Loss)

	Year ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Net investment income (loss)	$2,393	$2,144	$249	11.6%
Other income (loss)	331	251	80	31.9%
Total Other Income (Loss)	$2,724	$2,395	$329	13.7%

Total consolidated other income for the year ended June 30, 2025, was $2.7 million, compared to $2.4 million for the year ended June 30, 2024, an increase of $329,000, or 13.7 percent. The change was primarily due to the following components and factors:

●

Net investment income was $2.4 million for the year ended June 30, 2025, compared to $2.1 million for the year ended June 30, 2024, an increase of approximately $249,000. Net investment income (loss) is dependent on market fluctuations and does not remain at a consistent level.

○

Total realized and unrealized losses on equity securities were $281,000 for the current year ended June 30, 2025, compared to $1.2 million for the prior year ended June 30, 2024, a favorable change of $895,000. This includes impairment losses of $362,000 in the current year versus $1.0 million in the prior year for equity investments accounted for under the investment alternative.

○	The current year ended June 30, 2025, had dividend and interest income of $2.2 million, compared to $2.4 million in the prior year ended June 30, 2024, a decrease of $220,000, or 9.1 percent. The decline primarily reflects lower interest income earned on the Company's investment in HIVE convertible debentures due to principal repayments.
○

Unrealized losses on the embedded derivatives component of the Company's investment in convertible debentures were $12,000 for the year ended June 30, 2025, compared to $102,000 in the prior year ended June 30, 2024, a favorable change of $90,000. The embedded derivative is valued at zero as of June 30, 2025, and no further losses are possible on this component.

○

There were realized gains on debt securities of $610,000 for the year ended June 30, 2025, compared to $1.1 million in the prior year ended June 30, 2024, a decrease of $530,000, or 46.5 percent, related to the Company’s investment in convertible debentures in HIVE.

●	Other income was $331,000 for the year ended June 30, 2025, compared to $251,000 for the year ended June 30, 2024, an increase of approximately $80,000, primarily due to higher consulting fees earned.

Provision for Income Taxes

A tax expense of $72,000 was recorded for the year ended June 30, 2025, compared to $582,000 for the year ended June 30, 2024, a decrease of $510,000, or 87.6 percent. The decrease can be mainly attributed to a higher operating loss in the current year than in the prior year, partially offset by return-to-provision adjustments in the current year. See Note 12 to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional disclosures on income taxes.

Liquidity and Capital Resources

At June 30, 2025, the Company had net working capital (current assets minus current liabilities) of approximately $37.2 million and a current ratio (current assets divided by current liabilities) of 20.9 to 1. With approximately $24.6 million in cash and cash equivalents and $12.2 million in securities carried at fair value, excluding convertible securities, which together comprise approximately 76.4 percent of total assets, the Company has adequate liquidity to meet its current obligations. Total shareholders’ equity was approximately $45.2 million.

The decrease in cash and cash equivalents of $2.8 million, and accordingly, net working capital, was primarily due to repurchases of common stock of $2.0 million, dividends paid of $1.2 million, purchases of corporate investments of $1.2 million, and net cash used in operating activities of $822,000, offset by proceeds from principal paydowns of $2.3 million. Consolidated shareholders’ equity at June 30, 2025, was $45.2 million, a decrease of $3.8 million, or 7.8 percent since June 30, 2024. The decrease was primarily due to repurchases of common stock of $2.0 million, dividends declared of $1.2 million, other comprehensive loss of $486,000, and a net loss of $334,000 for the year ended June 30, 2025.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement will expire on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2025, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2025. The advisory agreements for the U.S.-based ETFs have been renewed through July 2026.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary. The stock repurchase plan is approved through December 31, 2025, but may be suspended or discontinued. Cash and securities recorded at fair value, excluding convertible securities, of approximately $36.7 million are available to fund current activities.

As of June 30, 2025, the Board of Directors has authorized a monthly dividend of $0.0075 per share from July 2025 through September 2025. The total amount of cash dividends to be paid to class A and class C shareholders from July 2025 to September 2025 will be approximately $296,000, which is included as dividends payable in the Consolidated Balance Sheets at June 30, 2025. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions.

Contractual obligations primarily consist of agreements for services used in daily operations and for marketing and distribution. As of June 30, 2025, the Company had contractual obligations of $1.1 million for the fiscal years ending June 30, 2026, through 2030. Other contractual obligations consist of agreements to waive or reduce fees and/or pay expenses on certain funds. Future obligations under these agreements are dependent upon future levels of fund assets.

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

Allowance for Credit Losses. The Company’s allowance for credit losses requires significant judgment in estimating lifetime expected losses under the Current Expected Credit Losses (“CECL”) model, adopted on July 1, 2023. Management’s estimate incorporates historical experience, current conditions, and reasonable forecasts of future economic performance. Because these assumptions involve inherent uncertainty, changes in issuer performance or macroeconomic factors could cause actual losses to differ materially from current estimates. Adjustments to the allowance may therefore have a significant impact on the Company’s results of operations and financial condition.

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

The Company assesses uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes, and maintains a reserve. Judgment is used to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return. These liabilities are adjusted, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which a reserve has been established is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

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

Macroeconomic declines, including inflation; negative political developments, including volatile market conditions due to investor concerns regarding inflation, and the Russia-Ukraine and Middle East conflicts; adverse market conditions, including cryptocurrency market disruptions; and catastrophic events may cause a decline in the Company’s revenue, an increase in the Company’s costs, negatively affect the Company’s operating results, adversely affect the Company’s cash flow, and could result in a decline in the Company’s stock price.

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

Corporate Investments

The Company’s Consolidated Balance Sheets include significant amounts of assets whose fair values are subject to market risk. The market risks are primarily associated with equity prices and foreign currency exchange rates. The fair values of corporate investments with exposure to the cryptocurrency industry are subject to considerable volatility.

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

The following table summarizes the Company’s equity price risks in securities carried at fair value as of June 30, 2025, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

		Hypothetical	Estimated Fair Value	Estimated Increase
	Fair Value at	Percentage	After Hypothetical	(Decrease) in
(dollars in thousands)	June 30, 2025	Change	Price Change	Net Income (Loss) [1]
Equity securities at fair value	$12,188	25% increase	$15,235	$2,407
		25% decrease	$9,141	$(2,407)

1.

Realized gains and losses and changes in unrealized gains and losses on equity securities at fair value are included in earnings in the Consolidated Statements of Operations. The estimated increase (decrease) is after income taxes at the statutory rate in effect as of the balance sheet date.

The selected hypothetical changes do not reflect what could be considered best- or worst-case scenarios. Results could be significantly different due to both the nature of markets and the concentration of the Company’s investment portfolio.

Interest Rate Risk

Due to the Company’s investments in debt securities carried at fair value, interest rate fluctuations represent a market risk factor affecting the Company’s consolidated financial position. Debt securities may fluctuate in value due to changes in interest rates. Generally, investments subject to interest rate risk will decrease in value when interest rates rise and increase in value when interest rates decline. Fluctuations in interest rates could have a material impact on the Company’s investments in debt securities carried at fair value included on the Consolidated Balance Sheets and gains (losses) recognized in net investment income (loss).

Foreign Currency Risk

A portion of cash and certain corporate investments are denominated in foreign currencies. Adverse changes in foreign currency exchange rates may reduce the value of those cash accounts and corporate investments. In addition, certain assets under management have exposure to foreign currency fluctuations in various markets, which may adversely impact their valuation and, consequently, the revenue received by the Company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
U.S. Global Investors, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Global Investors, Inc. and subsidiaries (the “Company”) as of June 30, 2025, and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Fair Value of Investment in Available-for-Sale Debt Securities

As described further in note 3   to the consolidated financial statements, the Company’s investment in available-for-sale debt securities at fair value is $1,576 thousand as of June 30, 2025, and is categorized as a Level 3 investment within the fair value hierarchy.

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

• With the assistance of internal valuation specialists, we performed substantive audit procedures to determine the mathematical accuracy of the model used by management as well as the reasonableness of the data used to determine the investment fair value as of June 30, 2025. Our tests of significant inputs and assumptions included the following, among others:

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

Dallas, Texas
September 8, 2025

Grant Thornton LLP; Dallas, Texas; PCAOB ID# 248

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2025	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$24,552	$27,399
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,692	9,644
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,036	1,047
Receivable for investment principal repayments (net of allowance for credit losses of $0, and $0, respectively)	750	-
Tax receivable	1,540	729
Prepaid expenses	549	498
Total Current Assets	39,119	40,317

Net Property and Equipment	1,101	1,154

Other Assets
Deferred tax asset	1,268	1,833
Investments in trading securities at fair value, non-current	2,496	1,449
Investments in available-for-sale debt securities at fair value (amortized cost: $3,993, and $6,204, respectively) (net of allowance for credit losses of $0, and $0, respectively)	1,576	4,414
Investments in held-to-maturity debt securities at amortized cost	1,000	1,000
Less: Allowance for credit losses	(52)	(132)
Investments in held-to-maturity debt securities, net of allowance for credit losses	948	868
Other investments	1,349	1,687
Financing lease, right of use assets	8	38
Other assets, non-current	199	203
Total Other Assets	7,844	10,492
Total Assets	$48,064	$51,963
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$10	$14
Accrued compensation and related costs	469	609
Dividends payable	296	313
Financing lease liability, short-term	8	31
Other accrued expenses	1,091	1,197
Total Current Liabilities	1,874	2,164

Long-Term Liabilities
Deferred tax liability	17	-
Reserve for uncertain tax positions	891	785
Notes payable	75	-
Financing lease liability, long-term	-	8
Total Long-Term Liabilities	983	793
Total Liabilities	2,857	2,957

Commitments and Contingencies (Note 17)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at June 30, 2025, and June 30, 2024; 10,982,687 and 11,753,483 shares outstanding at June 30, 2025, and June 30, 2024, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at June 30, 2025, and June 30, 2024	52	52
Additional paid-in-capital	16,556	16,443
Treasury stock, class A shares at cost; 2,884,312 and 2,113,516 shares at June 30, 2025, and June 30, 2024, respectively	(7,781)	(5,880)
Accumulated other comprehensive income, net of tax	98	584
Retained earnings	35,935	37,460
Total Shareholders’ Equity	45,207	49,006
Total Liabilities and Shareholders’ Equity	$48,064	$51,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
(dollars in thousands, except per share data)	2025	2024
Operating Revenues
Advisory fees	$8,325	$10,869
Administrative services fees	127	115
Total Operating Revenues	8,452	10,984
Operating Expenses
Employee compensation and benefits	4,931	4,802
General and administrative	5,795	6,059
Advertising	650	404
Depreciation	61	196
Interest	1	3
Total Operating Expenses	11,438	11,464
Operating Income (Loss)	(2,986)	(480)
Other Income (Loss)
Net investment income (loss)	2,393	2,144
Other income (loss)	331	251
Total Other Income (Loss)	2,724	2,395
Income (Loss) Before Income Taxes	(262)	1,915
Provision for Income Taxes
Tax expense (benefit)	72	582
Net Income (Loss)	$(334)	$1,333

Earnings (Loss) Per Share
Basic Net Income (Loss) per Share	$(0.03)	$0.09
Diluted Net Income (Loss) per Share	$(0.03)	$0.09

Basic weighted average number of common shares outstanding	13,343,506	14,182,300
Diluted weighted average number of common shares outstanding	13,344,627	14,182,353

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
(dollars in thousands)	2025	2024
Net Income (Loss)	$(334)	$1,333
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	(4)	136
Less: reclassification adjustment for gains included in net income (loss), net of tax	(482)	(900)
Net change from available-for-sale securities	(486)	(764)
Other Comprehensive Income (Loss)	(486)	(764)
Comprehensive Income (Loss)	$(820)	$569

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2023	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,572	$52,021
Impact of ASU 2016-13 adoption, net of tax (Note 3)	-	-	-	-	-	-	-	-	(183)	(183)
Balance at June 30, 2023 (as adjusted for change in accounting principle)	13,866,999	$347	2,068,549	$52	$16,442	1,370,325	$(3,740)	$1,348	$37,389	$51,838
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	767,651	(2,208)	-	-	(2,208)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	1	(24,460)	68	-	-	69
Dividends declared	-	-	-	-	-	-	-	-	(1,262)	(1,262)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(764)	-	(764)
Net income (loss)	-	-	-	-	-	-	-	-	1,333	1,333
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	801,043	(1,984)	-	-	(1,984)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(10)	(30,247)	83	-	-	73
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Share-based compensation, net of tax	-	-	-	-	124	-	-	-	-	124
Dividends declared	-	-	-	-	-	-	-	-	(1,191)	(1,191)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(486)	-	(486)
Net income (loss)	-	-	-	-	-	-	-	-	(334)	(334)
Balance at June 30, 2025	13,866,999	$347	2,068,549	$52	$16,556	2,884,312	$(7,781)	$98	$35,935	$45,207

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(dollars in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(334)	$1,333
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(118)	(139)
Net realized (gains) losses on securities	(418)	5,705
Unrealized (gains) losses on securities	247	(5,560)
Provision for deferred taxes	709	335
Reserve for uncertain tax positions	106	114
Share-based compensation expense	124	-
Allowance for credit losses	(80)	(100)
Changes in operating assets and liabilities:
Accounts and other receivables	(800)	45
Prepaid expenses and other assets	(17)	53
Accounts payable and accrued expenses	(241)	(796)
Total adjustments	(488)	(343)
Net cash provided by (used in) operating activities	(822)	990
Cash Flows from Investing Activities:
Purchase of property and equipment	(7)	(213)
Purchase of trading securities at fair value, non-current	(1,246)	(234)
Purchase of other investments	-	(573)
Proceeds on sale of trading securities at fair value, current	-	2,000
Proceeds on sale of trading securities at fair value, non-current	60	180
Proceeds from principal paydowns of available-for-sale debt securities at fair value	2,250	3,000
Return of capital on non-current investments	24	-
Return of capital on other investments	(24)	259
Net cash provided by (used in) investing activities	1,057	4,419
Cash Flows from Financing Activities:
Principal payments on financing lease	(33)	(30)
Proceeds from notes payable	75	-
Issuance of common stock	73	69
Repurchases of common stock	(1,969)	(2,172)
Excise tax paid on repurchases of common stock	(20)	-
Dividends paid	(1,208)	(1,278)
Net cash provided by (used in) financing activities	(3,082)	(3,411)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,847)	1,998
Beginning cash, cash equivalents, and restricted cash	28,399	26,401
Ending cash, cash equivalents, and restricted cash	$25,552	$28,399

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$296	$313
Excise tax liability accrued on stock repurchases	$19	$22
Unsettled class A common stock repurchases	$10	$14

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$134	$252
Cash paid for interest	$1	$3

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

The Company has the following wholly-owned subsidiaries utilized primarily for corporate investment purposes: U.S. Global Investors (Bermuda) Limited (“USBERM”), incorporated in Bermuda, and U.S. Global Investors (Canada) Limited (“USCAN”). The Company created U.S. Global Indices, LLC, a Texas limited liability company, of which the Company is the sole member, to provide indexing services to exchange-traded funds managed by the Company.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries: USBERM, USCAN and U.S. Global Indices, LLC.

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

The Company holds variable interests in certain funds it advises, specifically, certain funds in USGIF and certain U.S. Global ETF clients. However, it is not deemed to be the primary beneficiary of these funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 4 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the carrying value of investment securities and receivables for fees, was $11.0 million and $10.5 million at June 30, 2025, and 2024, respectively.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	June 30, 2025	June 30, 2024
Investments in trading securities at fair value, current	$9,692	$9,644
Investments in trading securities at fair value, non-current	872	806
Other receivables	439	28
Total VIE assets, maximum exposure to loss	$11,003	$10,478

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

Investments in Debt Securities. The Company classifies debt investments based on the Company’s intent to sell the security or its intent and ability to hold the debt security to maturity. Debt securities classified as trading are acquired with the intent to sell in the near term and are carried at fair value with changes reported in earnings. Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are measured at amortized cost. All other debt securities are classified as available-for-sale and are carried at fair value, and changes in unrealized gains and losses are reported net of tax in accumulated other comprehensive income (loss), except for declines in fair value determined to be a result of credit loss, which are reported in earnings. Upon the sale or other disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to net investment income (loss). Both available-for-sale and held-to-maturity debt securities are subject to an allowance for credit losses.

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

Allowance for Credit Losses (Available-for-Sale Debt Securities). The impairment model for available-for-sale debt securities differs from the CECL methodology applied for held-to-maturity debt securities because available-for-sale debt securities are measured at fair value rather than amortized cost. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through earnings. If neither criterion is met, the Company evaluates whether the decline in fair value is attributable to credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the security's credit rating by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to its amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, a credit loss is deemed to exist, and an allowance for credit losses is recorded, limited to the amount by which fair value is less than the amortized cost basis. Any remaining unrealized loss not recorded through an allowance for credit losses is recognized in other comprehensive income (loss). Changes in the allowance are recorded as a provision (or release) for credit losses and are included within other income (loss) on the Consolidated Statements of Operations. Losses are charged against the allowance when management determines that the uncollectible status of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable, if any, is included within accounts and other receivables on the Consolidated Balance Sheets and is excluded from the allowance for credit losses. See Note 3, Investments, for more information about available-for-sale debt securities.

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

Embedded derivatives. The Company does not use derivatives for trading, speculation, or hedging exposures. Certain financial instruments in which the Company invests contain both a derivative and a non-derivative component. In such cases, the derivative component is referred to as an embedded derivative, with the non-derivative component representing the host contract. If the economic characteristics and risks of the embedded derivative are not closely related to those of the host contract, and changes in the fair value of the host contact itself are not recorded through earnings within net investment income (loss), the embedded derivative is bifurcated and carried at fair value. Changes in its fair value are recorded through earnings within net investment income (loss) on the Consolidated Statements of Operations and included as an adjustment to reconcile net income (loss) to net cash provided by operating activities on the Consolidated Statements of Cash Flows. The host contract continues to be accounted for in accordance with the applicable accounting standard. The embedded derivative and the related host contract represent a single legal contract and are presented together on the Consolidated Balance Sheets and in the tables within Note 3, Investments, unless otherwise indicated.

Other Investments. Other investments consist of equity investments in entities over which the Company is unable to exercise significant influence and which do not have readily determinable fair values. The Company generally elects to value these investments using the measurement alternative, under which such securities are measured at cost, less impairment, if any. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred, with such changes recorded in net investment income (loss). The Company reassesses at each reporting period whether the equity investment's fair value becomes readily determinable, and if so, the Company subsequently elects to measure the equity investment at fair value.

Fair Value of Financial Instruments. The financial instruments of the Company are reported on the Consolidated Balance Sheets at market or fair values or at carrying amounts that approximate fair values.

Receivables and Allowance for Credit Losses. Accounts and other receivables consist primarily of advisory and other fees owed to the Company by clients. The Company records an expense based on a forward-looking current expected credit loss model to maintain an allowance for credit losses. When determining the allowance for receivables, the probability of recoverability of the receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates, is considered. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Due to the short-term nature, the Company had no allowance for credit losses related to receivables as of as of June 30, 2025, or 2024.

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

The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in the Consolidated Financial Statements. Prior to recording the related tax benefit in the Consolidated Financial Statements, the Company must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the Consolidated Financial Statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. See Note 12 for further discussion of the Company’s reserve for uncertain tax positions.

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

Investment Advisory Fees. The investment advisory agreements have a single performance obligation, since the promised services are not separately identifiable from other promises in the agreements and, therefore, are not distinct. Investment advisory fees consist of a base fee. During fiscal 2025 and 2024, investment advisory fees also included a performance fee component, as applicable. Base investment advisory fees are recognized as the services are performed over time and are based upon agreed-upon percentages of average assets under management (“AAUM”), depending on contractual terms. These fees are received in cash after the end of each monthly period within 30 days. Investment advisory fees are affected by changes in assets under management, including market appreciation or depreciation, foreign exchange translation, and net inflows or outflows. Investment advisory fees are reported net of fee waivers.

Performance Fees. USGI received or paid investment advisory performance fees for certain funds. Performance fees for the equity funds within USGIF were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base investment advisory fees when there was a 5 percent difference between a fund’s performance and that of its benchmark index over the prior rolling 12 months. Performance fees were recorded when it was determined that they were no longer probable of significant reversal. These fees were received in cash or paid in cash after the end of each monthly period within 30 days. Performance fees were affected by changes in fund performance, benchmark index performance, and assets under management. Performance fees began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

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

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances annual and interim disclosure requirements for reportable segments. The amendments require additional, more detailed disclosures about significant segment expenses and other segment items. The Company adopted ASU 2023-07 retrospectively for its fiscal year 2025 annual Consolidated Financial Statements and will apply it to interim periods beginning in fiscal year 2026. While the adoption of ASU 2023-07 did not have a material impact on the Company’s Consolidated Financial Statements, it resulted in enhanced segment disclosures.

Recent Accounting Pronouncements

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

NOTE 3. INVESTMENTS

As of June 30, 2025, the Company held investments carried at fair value on a recurring basis of $13.8 million and a cost basis of $17.0 million. The fair value of these investments is approximately 28.6 percent of the Company’s total assets at June 30, 2025. In addition, the Company held other investments of approximately $1.3 million, and held-to-maturity debt investments, net of allowance for credit losses, of $948,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held or the recharacterization of distributions from investments in partnerships, if applicable.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis is investments in USGIF, which were $10.5 million as of  June 30, 2025, and 2024, and investments in HIVE Digital Technologies Ltd., (“HIVE”), which included convertible debentures and common shares valued at $1.6 million as of June 30, 2025, and convertible debentures valued at $4.4 million as of June 30, 2024. As of June 30, 2025, the Consolidated Balance Sheets include a receivable of $750,000 for investment principal repayments and $15,000 in accrued interest, included within accounts and other receivables, related to the HIVE convertible debentures. No receivables associated with the convertible debentures were outstanding as of June 30, 2024. Additionally, no allowance for credit losses was recorded for these receivables as of either June 30, 2025, or June 30, 2024.

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

For actively traded securities, the Company values investments using the closing price of the securities on the exchange or market on which the securities principally trade. If the security is not traded on the last business day of the quarter, it is generally valued at the mean between the last bid and ask quotation. The fair value of a security that has a restriction greater than one year is based on the quoted price for an otherwise identical unrestricted instrument that trades in a public market, adjusted for the estimated effect of the restriction. Contractual restrictions on the sale of an equity security are not considered in measuring the security at fair value. Mutual funds, which include open- and closed-end funds and exchange-traded funds, are valued at net asset value or closing price, as applicable.

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

The following summarizes the major categories of investments with fair values adjusted on a recurring basis as of  June 30, 2025, and 2024, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	June 30, 2025
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$27	$-	$-	$27
Equities - International	426	-	-	426
Exchange Traded Funds - Crypto & digital asset	997	-	-	997
Exchange Traded Funds - Global equity	32	-	-	32
Exchange Traded Funds - Option strategy & income	111	-	-	111
Mutual funds - Fixed income	9,692	-	-	9,692
Mutual funds - Global equity	841	-	-	841
Total equity securities	12,126	-	-	12,126
Debt securities:
Corporate debt securities	62	-	-	62
Total investments in trading securities:	12,188	-	-	12,188
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	1,576	1,576
Total investments carried at fair value on a recurring basis:	$12,188	$-	$1,576	$13,764
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$189	$189

1. Fair value information is not as of June 30, 2025. Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative during the year ended June 30, 2025. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

	June 30, 2024
		Significant	Significant
		Other	Unobservable
	Quoted Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$-	$-	$-	$-
Equities - International	435	-	-	435
Exchange Traded Funds - Crypto & digital asset	-	-	-	-
Exchange Traded Funds - Global equity	-	-	-	-
Exchange Traded Funds - Option strategy & income	-	-	-	-
Mutual funds - Fixed income	9,644	-	-	9,644
Mutual funds - Global equity	806	-	-	806
Total equity securities	10,885	-	-	10,885
Debt securities:
Corporate debt securities	208	-	-	208
Total investments in trading securities:	11,093	-	-	11,093
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	4,414	4,414
Total investments carried at fair value on a recurring basis:	$11,093	$-	$4,414	$15,507
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$600	$600

1. Fair value information is not as of June 30, 2024. Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative during the year ended June 30, 2024. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The securities classified as Level 3 and carried at fair value on a recurring basis in the preceding tables are investments in HIVE, a company that is headquartered in the United States with cryptocurrency mining facilities in Paraguay, Sweden, and Canada. The Company purchased convertible securities of HIVE for $15.0 million in January 2021. The convertible securities were comprised of 8.0 percent interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, which expired in January 2024, entitled the Company to acquire one common share. Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70. The remaining principal amount is $1.6 million as of June 30, 2025. Cryptocurrency markets and related securities have been, and are expected to continue to be, volatile. There has been significant volatility in the market price of HIVE, which has materially impacted the value of the investments included on the Consolidated Balance Sheets, unrealized gain recognized in net investment income (loss), and unrealized gain recognized in other comprehensive income (loss). The convertible securities did not represent ownership in HIVE as of June 30, 2025. The securities are subject to Canadian securities regulations. Frank Holmes serves on the board as executive chairman of HIVE and held shares and options at June 30, 2025. From August 31, 2018, through January 2023, Mr. Holmes was Interim CEO of HIVE. See Note 16, Related Party Transactions, for additional information related to investments in HIVE.

The Company recorded the debentures at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the debentures was $1.6 million and $4.4 million at June 30, 2025, and June 30, 2024, respectively. The warrants were recorded at the estimated fair value of $5.9 million on the purchase date, and upon expiration in January 2024, a realized loss of $5.9 million was recognized in net investment income (loss).

The Company utilizes an independent third-party to estimate the fair value of the HIVE convertible debentures and currently considers the fair value measurements to contain Level 3 inputs. The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value as of  June 30, 2025:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
Year Ended June 30, 2025
Investments in
(dollars in thousands)	debt securities
Beginning Balance	$4,414
Principal maturities	(3,000)
Amortization of day one premium	(92)
Accretion of bifurcation discount	271
Total gains or losses included in:
Net Investment Income (Loss)	598
Other Comprehensive Income (Loss)	(615)
Ending Balance	$1,576

The total gains or losses shown in the table above include realized gains in the amount of $610,000 reclassified from other comprehensive income (loss) to net investment income (loss), $12,000 in unrealized losses recognized in net investment income (loss), and $5,000 in unrealized losses recognized in other comprehensive income (loss) related to the Company's investment in HIVE debentures held as of June 30, 2025.

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

The following is quantitative information as of June 30, 2025, with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	June 30, 2025
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - convertible debentures	$1,576	Binomial lattice model	Volatility	85.0%
			Credit Spread	6.4%
			Risk-Free Rate	2.6%

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

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are recorded through earnings within net investment income (loss). The following details the components of the Company’s trading securities carried at fair value as of June 30, 2025, and 2024.

	June 30, 2025
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(60)	$27
Equities - International	761	(335)	426
Exchange Traded Funds - Crypto & digital asset	967	30	997
Exchange Traded Funds - Global equity	30	2	32
Exchange Traded Funds - Option strategy & income	105	6	111
Mutual funds - Fixed income	9,869	(177)	9,692
Mutual funds - Global equity	929	(88)	841
Total equity securities at fair value	12,748	(622)	12,126
Debt securities:
Corporate debt securities	215	(153)	62
Total trading securities at fair value	$12,963	$(775)	$12,188

	June 30, 2024
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$45	$(45)	$-
Equities - International	762	(327)	435
Exchange Traded Funds - Crypto & digital asset	-	-	-
Exchange Traded Funds - Global equity	-	-	-
Exchange Traded Funds - Option strategy & income	-	-	-
Mutual funds - Fixed income	9,869	(225)	9,644
Mutual funds - Global equity	929	(123)	806
Total equity securities at fair value	11,605	(720)	10,885
Debt securities:
Corporate debt securities	215	(7)	208
Total trading securities at fair value	$11,820	$(727)	$11,093

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables below. The Company held one financial instrument containing an embedded derivative, which represents an investment in HIVE, at June 30, 2025, and 2024. The security has been in a continuous unrealized loss position for longer than 12 months. We evaluated the unrealized loss position in the available-for-sale security as of June 30, 2025, and determined the unrealized loss was related to changes in the fair value of the embedded derivatives and not the result of credit losses; therefore, an allowance for credit losses was not recorded.

The following details the components of the Company’s available-for-sale debt investments at June 30, 2025, and 2024.

	June 30, 2025
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$3,993	$125	$-	$(2,542)	$1,576	$-

	June 30, 2024
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$6,204	$740	$-	$(2,530)	$4,414	$-

1. Represents changes in unrealized gains and losses related to embedded derivatives included in net investment income (loss) in the Consolidated Statements of Operations in period of loss.

The following table summarizes the fair values of embedded derivatives on the Consolidated Balance Sheets, categorized by risk exposure, at June 30, 2025, and 2024.

	June 30, 2025	June 30, 2024
	Other Assets	Other Assets
(dollars in thousands)	Investments in available-for-sale debt securities	Investments in available-for-sale debt securities
Embedded Derivatives:
Equity price risk exposure	$-	$12

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the years ended June 30, 2025, and 2024.

	Year Ended June 30,
	2025	2024
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$(12)	$(102)

At June 30, 2025, and 2024, the Company held one debt security classified as held-to-maturity. The following details are the components of the Company’s held-to-maturity debt investment at June 30, 2025, and 2024.

	June 30, 2025
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities (1):
Corporate debt securities	$1,000	$(52)	$948	$-	$-	$948

	June 30, 2024
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities (1):
Corporate debt securities	$1,000	$(132)	$868	$-	$-	$868

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of June 30, 2025, and 2024, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. The change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $80,000 for the year ended June 30, 2025, and $100,000 since the adoption of ASU 2016-13 on July 1, 2023, and through June 30, 2024.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment. There was no allowance at June 30, 2023.

	Year Ended	Year Ended
(dollars in thousands)	June 30, 2025	June 30, 2024
Beginning Balance	$132	$-
Impact of ASU 2016-13 adoption	-	232
Provision for credit losses - reversal (1)	(80)	(100)
Ending Balance	$52	$132

1. Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of available-for-sale and held-to-maturity debt securities at June 30, 2025, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	June 30, 2025
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$3,993	$1,000
Fair Value	$1,576	$948

1. Principal payments of $750,000 are due quarterly with a final maturity in January 2026.

As of June 30, 2025, none of the Company's investments in debt securities were delinquent or in a non-accrual status, and accrued interest receivable of $40,000 and $13,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of June 30, 2025, and 2024, respectively.

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

The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2025, and 2024, that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Year Ended June 30,
(dollars in thousands)	2025	2024
Other Investments
Carrying value	$1,349	$1,687
Upward carrying value changes	$24	$-
Downward carrying value changes/impairments	$(362)	$(1,274)

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $2.6 million since their respective acquisitions through June 30, 2025. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $5.4 million since their respective acquisitions through  June 30, 2025.

At June 30, 2025, the Company owned approximately 2.8 percent of The Sonar Company (“Sonar”), a company headquartered in the United States. The investment had a carrying value of approximately $362,000 at June 30, 2024. Based on the prevailing facts and circumstances evaluated as of  June 30, 2025, the Company concluded that an impairment charge was required, and reduced the carrying value to $0. Roy D. Terracina, Director and Vice Chairman of the Board of Directors for U.S. Global, has served as the CEO of Sonar since July 2021.

Net Investment Income (Loss)

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Year Ended June 30,
(dollars in thousands)	2025	2024
Net Investment Income (Loss)
Realized gains (losses) on equity securities	$(192)	$(6,845)
Realized gains (losses) on debt securities	610	1,140
Unrealized gains (losses) on equity securities	(89)	5,669
Unrealized gains (losses) on debt securities	(146)	(7)
Unrealized gains (losses) on embedded derivatives	(12)	(102)
Unrealized gains (losses) on cash equivalents	10	(1)
Dividend and interest income	2,191	2,411
Realized foreign currency gains (losses)	21	(121)
Total Net Investment Income (Loss)	$2,393	$2,144

During the years ended June 30, 2025, and 2024, realized gains on debt securities in the amount of $610,000 and $1.1 million, respectively, were reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures. A significant amount of the realized loss on equity securities shown above for the year ended  June 30, 2024, was related to the Company’s investment in warrants of HIVE. The warrants were recorded at the estimated fair value of $5.9 million on the purchase date, and upon expiration in January 2024, a realized loss of $5.9 million was recognized, resulting in an increase to unrealized gains (losses) on equity securities of the same amount.

The following table presents unrealized gains and losses recognized in net investment income (loss) during the years ended June 30, 2025, and 2024, related to equity and debt securities classified as trading that were held as of the respective year-end dates.

	Year Ended June 30,
(dollars in thousands)	2025	2024
Unrealized gains and losses for securities held at the reporting date:
Equity securities:
Net gains and losses recognized during the period	$(281)	$(1,176)
Less: Net gains and losses recognized during the period on securities sold during the period	(17)	(266)
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date (1)	$(264)	$(910)
Debt securities classified as trading:
Net gains and losses recognized during the period	$(146)	(7)
Less: Net gains and losses recognized during the period on securities sold during the period	-	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(146)	$(7)

1. Includes net unrealized and realized losses as a result of the measurement alternative of $362,000 and $1.0 million for the fiscal years ended June 30, 2025, and 2024, respectively.

Net investment income (loss) can be volatile and varies depending on market fluctuations.

NOTE 4. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation:

	Year Ended June 30,
(dollars in thousands)	2025	2024
ETF advisory fees	$6,642	$9,416
USGIF advisory fees	1,930	1,882
USGIF performance fees earned (paid)	(247)	(429)
Total Advisory Fees	8,325	10,869
USGIF administrative services fees	127	115
Total Operating Revenue	$8,452	$10,984

The Company serves as investment advisor to four U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and the U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets of the ETFs and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through April 2026. The aggregate fees waived, and expenses borne by the Company for SEA were $143,000 and $147,000 for the years ended June 30, 2025, and 2024, respectively. The Company also serves as investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The U.S. Global Jets UCITS ETF merged into The Travel UCITS ETF in April 2024. The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the ETF.

The Company serves as investment adviser to USGIF and receives advisory fees, which as of June 30, 2025, consist of a base management fee. The base management fee is based on a specified percentage of net assets under management. During fiscal years 2025 and 2024, the Company also received performance fees, which were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fee when there was a 5 percent or more performance difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

The Company has agreed to contractually limit the expenses of the Funds except for the U.S. Government Securities Ultra Short Bond Fund through April 2026. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the U.S. Government Securities Ultra Short Bond Fund. This cap will continue on a voluntary basis at the Company’s discretion. The aggregate fees waived, and expenses borne by the Company for USGIF were $973,000 and $840,000 for the years ended June 30, 2025, and 2024, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent of average daily net assets of each fund.

As of  June 30, 2025, the Company had $683,000 in receivables from fund clients, of which $494,000 was from the ETFs and $189,000 was from USGIF, and as of June 30, 2024, the Company had $772,000 in receivables from fund clients, of which $647,000 was from the ETFs and $125,000 was from USGIF. There was no allowance for credit losses related to receivables as of June 30, 2025, and 2024.

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

A reconciliation of cash, cash equivalents, and restricted cash reported from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is shown below:

	June 30,
(dollars in thousands)	2025	2024
Cash and cash equivalents	$24,552	$27,399
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$25,552	$28,399

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

	June 30,
(dollars in thousands)	2025	2024
Building and land	$4,669	$4,669
Furniture, equipment, and other	1,138	1,130
	5,807	5,799
Accumulated depreciation	(4,706)	(4,645)
Net property and equipment	$1,101	$1,154

Depreciation expense totaled $61,000 and $196,000 in fiscal years 2025 and 2024, respectively.

NOTE 7. LEASES

The Company has lease agreements for office equipment that expire in the fiscal year 2026. Lease expense included in general and administrative expense on the Consolidated Statements of Operations totaled $100,000 and $133,000 for the years ended June 30, 2025, and 2024, respectively.

The following table presents the components of lease cost.

	Year Ended June 30,
(dollars in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$32	$30
Interest on lease liabilities	1	3
Total finance lease cost	33	33
Operating lease cost	-	-
Short-term lease cost	69	103
Total lease cost	$102	$136

Supplemental information related to the Company's leases follows.

	Year Ended June 30,
(dollars in thousands)	2025	2024
Operating cash flows from financing leases included in lease liabilities	$1	$3
Financing cash flows from financing leases included in lease liabilities	$33	$30

Additional qualitative information concerning the Company's leases follows.

	June 30,
	2025	2024
Weighted-average remaining lease term - financing leases (years)	0.25	1.25
Weighted-average discount rate - financing leases	4.75%	4.75%

The following table presents the maturities of lease liabilities as of June 30, 2025.

(dollars in thousands)
Fiscal Year	Finance Leases
2026	$8
Total lease payments	8
Less imputed interest	-
Total	$8

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2026. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $104,000 and $101,000 for fiscal years 2025 and 2024, respectively. The cost of obtaining lessor contracts, which is included in other assets on the Consolidated Balance Sheets, was $2,000 at  June 30, 2024, and was fully amortized to $0 as of June 30, 2025.

A summary analysis of annual undiscounted cash flows to be received on leases as of June 30, 2025, is as follows:

(dollars in thousands)
Fiscal Year	Operating Leases
2026	$45
Total lease payments	$45

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term. As of June 30, 2025, the cost of the building is $1.7 million, and the accumulated depreciation is $1.6 million. The building is depreciated using the straight-line method over 40 years.

NOTE 8. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	June 30,
(dollars in thousands)	2025	2024
Professional fees	$455	$571
Vendors payable	143	173
ETF operating and distribution expenses	411	365
Other taxes payable	72	79
Other accrued items	10	9
Other accrued expenses	$1,091	$1,197

Other accrued expenses include amounts receivable from HIVE for reimbursable out-of-pocket expenses incurred by the Company. See Note 16, Related Party Transactions, for additional details on amounts due from HIVE.

NOTE 9. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the fiscal years ended June 30, 2025, and 2024. The credit agreement will expire on  May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at June 30, 2025, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of June 30, 2025, the credit facility remains unutilized by the Company.

During the year ended  June 30, 2025, the Company received loan proceeds of $75,000 from an entity in which it holds an equity investment. The loan is non-interest bearing, non-recourse, and will be repaid through an offset against amounts due upon the entity's final liquidation. Because the timing of liquidation is uncertain, the loan is classified as non-current within notes payable on the Consolidated Balance Sheets.

NOTE 10. BENEFIT PLANS

The Company offers a savings and investment plan qualified under Section 401(k) of the Internal Revenue Code covering substantially all employees. In connection with the 401(k) plan, participants can voluntarily contribute a portion of their compensation, up to certain limitations, to this plan, and the Company will match 100 percent of participants’ contributions up to the first 3 percent of compensation and 50 percent of the next 2 percent of compensation. The Company recorded expenses for matching contributions to the 401(k) plan of $116,000 and $121,000 for fiscal years 2025 and 2024, respectively.

The 401(k) plan allows for a discretionary profit-sharing contribution by the Company, as authorized by the Board of Directors. The Company made a profit-sharing contribution of $100,000 in fiscal years 2025 and 2024.

The Company offers employees, including its executive officers, an opportunity to participate in savings programs using mutual funds managed by the Company. Employees may contribute to an IRA, and the Company matches these contributions on a limited basis. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to employees to save for their minor relatives. The Company match, reflected in compensation expense, aggregated for all programs was $12,000 in fiscal years 2025 and 2024.

The Company has an Employee Stock Purchase Plan whereby eligible employees can purchase treasury shares at market price. During fiscal years 2025 and 2024, employees purchased 30,247 and 24,460 shares, respectively, of the Company's treasury stock. The Company matches these contributions on a limited basis. The Company match, reflected in compensation expense, was $52,000 and $49,000 in fiscal years 2025, and 2024, respectively.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company has three classes of common equity: class A, class B, and class C common stock. The Company’s class A common stock is traded over-the-counter and is quoted daily under NASDAQ’s Capital Markets under the symbol “GROW.” There is no established public trading market for the Company’s class B and class C common stock. There are no shares of class B stock issued as of June 30, 2025, or 2024.

The shareholders of class C common stock have voting rights, and the shareholders of class A and class B common stock have no voting rights. Shareholders of class C common stock are allowed to convert to class A common stock. During fiscal year 2025, and 2024, no shares were converted from class C to class A. Conversions are one class A share for one class C share and are recorded at par value. There are no restrictions or requirements to convert.

Dividends

Dividends totaling $1.0 million and $1.1 million were paid to holders of class A common stock in fiscal years 2025 and 2024, respectively. Dividends of $186,000 were paid to holders of class C common stock in fiscal years 2025 and 2024. The dividend rate per share for both classes was $0.0075 per month during fiscal years 2025 and 2024.

As of June 30, 2025, the Board has authorized a monthly dividend of $0.0075 per share through September 2025, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. On a per share basis, the holders of the class C common stock and the nonvoting class A common stock participate equally in dividends as declared by the Company’s Board of Directors.

Share Repurchase Plan

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Company announced on September 19, 2024, that the Board of Directors of the Company approved an update authorizing the Company to repurchase up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024. The total amount of shares that may be repurchased under the program was $6.5 million in 2024 and is $5.0 million in 2025. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s share-based compensation programs. As of June 30, 2025, approximately $4.1 million remains available for repurchase under this authorization.

During fiscal years 2025 and 2024, the Company repurchased 801,043 and 767,651, respectively, of its class A shares on the open market using cash of $2.0 million and $2.2 million, respectively. To date, the Company has repurchased a total of 2,789,920 class A shares under the repurchase program using cash of $7.6 million.

The Inflation Reduction Act of 2022, which was enacted in August 2022, imposed a 1% excise tax on stock buybacks by publicly traded corporations, effective on January 1, 2023. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions on the Consolidated Financial Statements was $19,000 and $22,000 in fiscal years 2025 and 2024, respectively. All amounts presented in this report related to the Company's share repurchases and the Company's share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Other Activity

All stock grants vest immediately after issuance. Issuances of treasury stock for grants, bonuses, and the share repurchase plan are accounted for using the weighted-average cost basis of the shares issued. During fiscal years 2025 and 2024, no shares were granted to employees or non-employee directors.

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”), amended in December 1991, which provides for the granting of options to purchase 1,600,000 shares of the Company’s class A common stock to directors, officers and employees of the Company and its subsidiaries. Options issued under the 1989 Plan vest six months from the grant date or 20 percent on the first, second, third, fourth, and fifth anniversaries of the grant date. Options issued under the 1989 Plan expire ten years after issuance. The estimated fair value of options granted is amortized as compensation expense over the options’ vesting period. The fair value of options granted is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock options granted under the 1989 Plan during the year ended June 30, 2025, are summarized below. There were no stock options granted during the year ended June 30, 2024.

Year Ended June 30,
(dollars in thousands, except price data)	2025
Granted	125,100
Weighted Average Grant Date Fair Value per Common Share	$1.06
Compensation Expense Recognized	$124,000
Deferred Tax Recognized	$26,000

The assumptions utilized to estimate the fair value of options outstanding under the 1989 Plan are presented in the following table:

Risk-free interest rate	4.1% to 4.2%
Expected volatility	57.1% to 58.2%
Expected life (in years)	5.25
Expected dividend yield	4.1% to 4.4%

The ranges represent the lowest and highest assumptions used for options granted during the period. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Expected volatility is based on the historical volatility of the Company’s common stock. The Company did not have historical post-vesting activity under the 1989 Plan and utilized the simplified method to calculate expected term for stock options granted during the year ended June 30, 2025. The simplified method calculates the expected term as mid-point between the weighted-average time to vest and the contractual maturity. The expected dividend yield is based on the date of the grant.

Stock option transactions under the 1989 Plan for the past two fiscal years are summarized below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
(dollars in thousands, except price data)	Options	Price	Life in Years	(net of tax)
Outstanding June 30, 2023	229,000	$6.05
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2024	229,000	$6.05
Granted	125,100	$2.41
Exercised	-	n/a
Forfeited	(2,000)	$6.05
Outstanding June 30, 2025	352,100	$4.76	7.23	$-
Outstanding and exercisable June 30, 2025	327,100	$4.95	7.04	$-
Outstanding and non-vested June 30, 2025	25,000	$2.31	9.68	$6,000

The following table summarizes information about non-vested stock option awards under the 1989 Plan for fiscal 2025.

(dollars in thousands, except price data)	Number of Stock Options	Weighted Average Grant Date Fair Value per Common Share	Fair Value	Unrecognized Compensation Expense	Weighted Average Remaining Recognition Period in Years
Non-vested June 30, 2024	-	$-	$-
Granted	125,100	$1.06	$133,000
Vested	100,100	$1.08	$108,000
Forfeited	-	$-	$-
Non-vested June 30, 2025	25,000	$0.99	$25,000	$9,000	0.18

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which provides for the granting of stock appreciation rights (SARs) and/or options to purchase 400,000 shares of the Company’s class A common stock to directors, officers, and employees of the Company and its subsidiaries. Options issued under the 1997 Plan expire ten years after issuance. The estimated fair value of options granted is amortized as compensation expense over the options’ vesting period. The fair value of options granted is estimated at the date of the grant using a Black-Scholes option pricing model.

Stock option transactions under the 1997 Plan for the past two fiscal years are summarized below:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
		Exercise	Contractual	Value
(dollars in thousands, except price data)	Options	Price	Life in Years	(net of tax)
Outstanding June 30, 2023	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2024	2,000	$2.74
Granted	-	n/a
Exercised	-	n/a
Forfeited	-	n/a
Outstanding June 30, 2025	2,000	$2.74	2.72	$-
Outstanding and exercisable June 30, 2025	2,000	$2.74	2.72	$-
Outstanding and non-vested June 30, 2025	-	n/a

NOTE 12. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. The Company's components of income (loss) before tax by jurisdiction are as follows:

	Year ended June 30,
(dollars in thousands)	2025	2024
United States	$(322)	$1,670
Canada	60	245
Total	$(262)	$1,915

The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows:

	Year ended June 30,
		% of		% of
(dollars in thousands)	2025	Pretax	2024	Pretax
Tax expense (benefit) at statutory rate	$(55)	21.0%	$402	21.0%
State and local income taxes, net of federal tax benefit	114	(43.5)%	117	6.1%
Rate difference on foreign income (loss)	3	(1.3)%	13	0.7%
Dividend Income	(19)	7.4%	(21)	(1.1)%
Income from controlled foreign corporation	12	(4.4)%	56	2.9%
Insurance	16	(6.3)%	16	0.8%
Other	1	(0.6)%	(1)	0.0%
Total tax expense	$72	(27.7)%	$582	30.4%

Components of total tax expense (benefit) are as follows:

	Year ended June 30,
(dollars in thousands)	2025	2024
Current tax expense (benefit) - U.S.	$(745)	$48
Current tax expense (benefit) - State U.S.	116	117
Current tax expense (benefit) - non-U.S.	(3)	82
Deferred tax expense (benefit) - U.S.	687	329
Deferred tax expense (benefit) - non-U.S.	17	6
Total tax expense (benefit)	$72	$582

Components of the Company’s deferred assets and liabilities are as follows:

	June 30,
(dollars in thousands)	2025	2024
Deferred Income Tax Assets:
Accumulated depreciation	$122	$126
Investments in securities at fair value	1,006	857
Accrued expenses	31	66
Product start-up costs	110	103
Share-based compensation expense	188	162
Other	92	67
Capital loss carryover	-	786
Total Deferred Tax Assets	1,549	2,167
Deferred Income Tax Liabilities:
Prepaid expenses	$(89)	$(82)
Foreign tax on undistributed earnings	(209)	(252)
Total Deferred Tax Liabilities	(298)	(334)
Net Deferred Tax Asset	$1,251	$1,833

Amounts recognized in the Consolidated Balance Sheets:
Deferred tax asset	$1,268	$1,833
Deferred tax liability	17	-
Net Deferred Tax Asset	$1,251	$1,833

Carryovers

For U.S. federal income tax purposes, the Company expects to carry back capital loss carryovers of approximately $4.8 million to offset prior year capital gains. At June 30, 2025, the Company has no U.S. federal net operating loss carryovers or capital loss carryovers. For Canadian income tax purposes, USCAN has no net operating loss carryovers or capital loss carryovers.

Additional Disclosures

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. There was no valuation allowance included at June 30, 2025, or at  June 30, 2024.

Uncertain income tax positions

The Company is subject to U.S. federal income tax, state tax jurisdictions within the U.S., and taxes in Canada. The Company maintains a reserve for uncertain tax positions. As of June 30, 2025, and June 30, 2024, the total reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, was $891,000 and $785,000, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets.

The reserve as of June 30, 2025, relates to the Company’s uncertain tax positions for income tax matters. The Company believes the reserve for uncertain tax positions, including interest and penalties, and net of federal benefits, of $891,000 as of June 30, 2025, adequately covers open tax years and uncertain tax positions up to and including fiscal 2025 for major taxing jurisdictions. As of June 30, 2025, the entire $891,000 of unrecognized tax benefits, including interest and penalties and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company's activity was as follows:

	Year ended June 30,
(dollars in thousands)	2025	2024
Beginning Balance	$785	$671
Increases related to prior year tax positions	106	-
Increases related to current year tax positions	-	114
Ending Balance	$891	$785

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Operations. The amount of accrued interest and penalties associated with the Company’s tax positions was $421,000 and $277,000 as of June 30, 2025, and June 30, 2024, respectively. The tax years from 2021 through 2024 remain open to examination by the U.S. Federal tax jurisdictions to which the Company is subject. The tax years from 2019 through 2024 remain open to examination by the non-U.S. Federal tax jurisdictions to which the Company is subject. For jurisdictions with unfiled tax returns, the statutes of limitations remain open indefinitely.

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation for basic and diluted earnings per share (EPS):

	Year Ended June 30,
	2025	2024
(dollars in thousands, except per share data)
Net Income (Loss)	$(334)	$1,333

Weighted average number of outstanding shares
Basic	13,343,506	14,182,300
Effect of dilutive securities
Stock options	1,121	53
Diluted	13,344,627	14,182,353

Earnings (Loss) Per Share
Basic Net Income (Loss) per Share	$(0.03)	$0.09
Diluted Net Income (Loss) per Share	$(0.03)	$0.09

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period. Employee stock options excluded from the calculation of diluted EPS totaled 329,100 for the year ended June 30, 2025, and 229,000 for the year ended June 30, 2024.

During fiscal years 2025 and 2024, the Company repurchased class A shares on the open market. Repurchased shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component:

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Balance at June 30, 2023	$1,348
Other comprehensive income (loss) before reclassifications	172
Tax effect	(36)
Amount reclassified from AOCI	(1,139)
Tax effect	239
Net other comprehensive income (loss) for 2024	(764)
Balance at June 30, 2024	584
Other comprehensive income (loss) before reclassifications	(5)
Tax effect	1
Amount reclassified from AOCI	(610)
Tax effect	128
Net other comprehensive income (loss) for 2025	(486)
Balance at June 30, 2025	$98

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

The Company's Chief Executive Officer, serving as the Chief Operating Decision Maker ("CODM"), evaluates the performance of the Company’s Corporate Investments segment separately from the Investment Management Services segment based on net investment income (loss), and the Corporate Investments segment does not include any allocated company expenses. All significant expenses are disclosed on the Consolidated Statements of Operations. The CODM evaluates the performance of the Company’s Investment Management Services segment based on operating income (loss) before depreciation, interest, and income taxes.

The following schedule details total revenues, income, and gross identifiable assets by business segment:

	Investment
	Management	Corporate
(dollars in thousands)	Services	Investments	Consolidated
Year Ended June 30, 2025
Operating revenues	$8,452	$-	$8,452
Net investment income (loss)	$-	$2,393	$2,393
Other income (loss)	$331	$-	$331
Income (loss) before income taxes	$(2,655)	$2,393	$(262)
Operating income (loss)	$(2,986)	$-	$(2,986)
Add back: Depreciation	$61	$-	$61
Add back: Interest	$1	$-	$1
Operating income (loss), as adjusted	$(2,924)	$-	$(2,924)

Gross identifiable assets at June 30, 2025	$26,134	$20,662	$46,796
Deferred tax asset			$1,268
Consolidated total assets at June 30, 2025			$48,064

Year Ended June 30, 2024
Operating revenues	$10,984	$-	$10,984
Net investment income (loss)	$-	$2,144	$2,144
Other income (loss)	$251	$-	$251
Income (loss) before income taxes	$(229)	$2,144	$1,915
Operating income (loss)	$(480)	$-	$(480)
Add back: Depreciation	$196	$-	$196
Add back: Interest	$3	$-	$3
Operating income (loss), as adjusted	$(281)	$-	$(281)

Gross identifiable assets at June 30, 2024	$27,494	$22,636	$50,130
Deferred tax asset			$1,833
Consolidated total assets at June 30, 2024			$51,963

Operating revenues from investment management services include revenues from ETF clients of $6.6 million and $9.4 million in fiscal years 2025 and 2024, respectively. Operating revenues from investment management services also include revenues from USGIF of $1.8 million and $1.6 million in fiscal years 2025 and 2024, respectively.

NOTE 16. RELATED PARTY TRANSACTIONS

U.S. Global Investors Funds (“USGIF” or the “Fund(s)”) and U.S. Global exchange-traded fund (“ETF”) clients

As of  June 30, 2025, and 2024, the Company held investments in USGIF, funds it advises, with a fair value of $10.5 million at each date. These investments are included in investments in equity securities at fair value on the Consolidated Balance Sheets. During the year ended June 30, 2024, the Company redeemed $2.0 million of its USGIF investments and recognized $71,000 of net realized losses. No redemptions were made during the year ended  June 30, 2025. The Company recorded income from capital gain distributions and dividends on its USGIF investments of $406,000 and $380,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company also held investments in U.S. Global ETF clients, funds it advises, with a fair value of $32,000. These investments are included in investments in equity securities at fair value on the Consolidated Balance Sheets. During the year ended June 30, 2025, the Company purchased $109,000 and sold $60,000 of its investments in U.S. Global ETF clients and recognized $19,000 of net realized losses. There were no investments held or transactions made in U.S. Global ETF clients during the year ended and as of June 30, 2024.

The Company earned advisory and administrative services fees from the various funds for which it acts as investment adviser, as disclosed in Note 4. Receivables include amounts due from these funds for such fees and reimbursable out-of-pocket expenses, net of amounts payable to the funds for expense reimbursements. As of June 30, 2025, and 2024, the Company had $683,000 and $772,000, respectively, of receivables from funds included in accounts and other receivables on the Consolidated Balance Sheets.

HIVE Digital Technologies Ltd. (“HIVE”)

As of June 30, 2025, and 2024, the Company held investments in HIVE Digital Technologies Ltd. (“HIVE”) with a fair value of approximately $1.6 million and $4.4 million, respectively. In January 2021, the Company purchased convertible debentures and warrants in HIVE (see Note 3, Investments). The debentures are accounted for using the effective interest method, with unrealized gains recorded in other comprehensive income (loss) and recognized in net investment income (loss) over time until maturity, conversion, or other disposition. The warrants were recorded at their estimated fair value of $5.9 million at the purchase date and expired in January 2024. Upon expiration, the Company recognized a realized loss of $5.9 million in net investment income (loss). During the fiscal years ended June 30, 2025, and 2024, the Company received principal payments of $2.3 million and $3.0 million, respectively, on the HIVE debentures and recognized realized gains on debt securities of $610,000 and $1.1 million, respectively. Debenture interest income of $457,000 and $854,000 was recorded during fiscal years 2025 and 2024, respectively. During the year ended  June 30, 2025, the Company also purchased HIVE common shares for $41,000, representing less than 1.0 percent ownership.

The Company earned other income from HIVE of $218,000 and $150,000 for consulting services during the fiscal years ended June 30, 2025, and 2024, respectively. In addition, beginning in fiscal 2025, the Company has a lease agreement with HIVE for certain areas of the Company’s office building. The terms of the lease were determined to be consistent with market rates. The Company earned lease income of $10,000 from HIVE during fiscal year 2025.

As of June 30, 2025, the Company had $1.0 million of receivables from HIVE included in the Consolidated Balance Sheets, consisting of $271,000 in accounts and other receivables and $750,000 related to investment principal repayments. As of June 30, 2024, receivables from HIVE totaled $207,000, which were included in accounts and other receivables. No receivables related to the convertible debentures were outstanding at June 30, 2024.

Frank Holmes, the Company’s Chief Executive Officer and a director, serves as Executive Chairman of HIVE and received director fees from HIVE during fiscal years 2025 and 2024. Mr. Holmes also held shares and options of HIVE as of June 30, 2025 and 2024 and previously served as Interim Chief Executive Officer of HIVE from August 2018 through January 2023.

The Sonar Company (“Sonar”)

As discussed in Note 3, Investments, the Company held an investment in The Sonar Company (“Sonar”) representing approximately 2.8 percent ownership as of June 30, 2025. The investment had a carrying value of approximately $362,000 as of June 30, 2024. Based on the prevailing facts and circumstances evaluated as of June 30, 2025, the Company concluded that an impairment charge was required, reduced the carrying value to zero, and recognized a realized loss of $175,000. The Company earned lease income from Sonar of $8,000 during the fiscal year ended June 30, 2024, and none during the fiscal year ended June 30, 2025.

Roy D. Terracina, the Company’s Director and Vice Chairman of the Board of Directors, has served as Chief Executive Officer of Sonar since July 2021.

NOTE 17. COMMITMENTS AND CONTINGENCIES

The Company continuously reviews investor, employee, and vendor complaints, tax claims, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of June 30, 2025, or 2024.

The Board of Directors has authorized a monthly dividend of $0.0075 per share from July through September 2025, at which time it will be considered for continuation by the Board of Directors. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The total amount of cash dividends to be paid to class A and class C shareholders from July to September 2025 will be approximately $296,000.

 NOTE 18. SUBSEQUENT EVENTS

On July 4, 2025, President Trump signed into law Public Law 119-21, commonly known as the One Big Beautiful Bill Act (the “Act”). The Act contained several tax reform proposals that may impact the Company’s current deferred tax liabilities and assets. A Company is required to adjust current and deferred tax liabilities and assets for the effects of changes in tax laws or rates; however, the adjustment should be included in income from continuing operations in the interim period that includes the enactment date. As the Act was signed into law subsequent to the current year end, the impact of the Act on the Company’s current and deferred tax liabilities and assets are not included in this filing. We are currently evaluating the effects of these changes; however, we do not expect that the Act will have a material impact on our financial position.

Subsequent to June 30, 2025, the Company recorded an unrealized gain of approximately $1.3 million on an equity investment accounted for under the measurement alternative. The adjustment was based on an observable transaction in the investee’s securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosures during the two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (2) accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the Company’s assessment, management believes that, the Company's management has maintained effective internal control over financial reporting as of June 30, 2025.

Remediation of previously reported material weakness over regulatory compliance and remediation efforts. The material weakness in internal controls over financial reporting that was disclosed in our annual report on Form 10-K as of and for the year ended June 30, 2023, was remediated as of June 30, 2025. The deficiency was the result of the inadequate design of controls related to complying with tax regulatory requirements. In particular, we determined that our controls were not designed and operating effectively to ensure new tax regulatory requirements were identified, reviewed for applicability and implemented on a timely basis. Management designed and implemented measures to remediate the control deficiencies contributing the material weakness, which included engaging a third-party specialist to perform services related to tax regulatory compliance. Based on this remediation action, as well as testing the operating effectiveness of the controls over a sustained period of financial reporting cycles, management, with the oversight of the Audit Committee, has concluded that the controls are effective.

Changes in Internal Control over Financial Reporting. Other than as described above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III of Annual Report on Form 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of U.S. Global Investors, Inc. (“U.S. Global” or the “Company”) are as follows:

Name	Age	Position
Frank E. Holmes	70	Director and Chief Executive Officer of the Company since October 1989; Chief Investment Officer since June 1999. Since October 1989, Mr. Holmes has served in various positions with the Company and its subsidiaries. Mr. Holmes has served as Chairman of the Board of HIVE Digital Technologies Ltd. (formerly HIVE Blockchain Technologies Ltd.) since August 2017; Interim Executive Chairman from August 2018 to December 2020; Executive Chairman since December 2020; and Interim Chief Executive Officer from August 2018 to January 2023. He also served on the board of Thunderbird Entertainment Group Inc. (formerly Thunderbird Entertainment, Inc.) from June 2014 to March 2021. Mr. Holmes served as Chairman of the Board of GoldSpot Discoveries Corp. from February 2019 to May 2020 and as a director from February 2019 to June 2020.
Jerold H. Rubinstein	87	Chairman of the Board of Directors since February 2006 and Director of the Company since October 1989. Mr. Rubinstein served as Director and Chairman of Salton Sea Industries from June 2016 to June 2020.
Roy D. Terracina	79	Vice Chairman of the Board of Directors since May 1997 and Director of the Company since December 1994. Mr. Terracina has been the owner of Sunshine Ventures, Inc., a company formed to hold investments, since January 1994. Mr. Terracina has also served as Chief Executive Officer and Board Chair of the Sonar Company since July 2021.
Thomas F. Lydon, Jr.	65	Director of the Company since June 1997. Mr. Lydon has served as an Independent Trustee of Guggenheim Investments since February 2012 and as a member of the Board of Trustees for The 2023 ETF Series Trust since October 2023. Mr. Lydon previously served as Vice Chairman of VettaFi from May 2022 to April 2024; a Board member of VettaFi from August 2021 to January 2024; and President and Chief Executive Officer of Global Trends Investments from April 1996 to August 2021.
Bobby D. Duncan	68	Director of the Company since January 2025. Mr. Duncan is co-owner and co-Chief Executive Officer of The Embroidery Shop, Inc. dba embroideryco.com, a marketing firm specializing in the embellishment of apparel and promotional products for commercial clients across North America, since January 2002. Mr. Duncan has also served as the owner and Chief Executive Officer of IMFS, Inc., a business advisory firm, since January 1998.
Lisa C. Callicotte	52	Chief Financial Officer of the Company since July 12, 2013; Controller of the Company from July 2009 to July 2013. Since July 2009, Ms. Callicotte has served in various positions with the Company and its subsidiaries.

None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers.

The members of the Board of Directors are elected for one-year terms or until their successors are elected and qualified. The Board of Directors appoints the executive officers of the Company.

Director Independence. The Company’s Board of Directors is currently composed of five members. The Board of Directors has determined that four of the five members meet the definition of an independent director set forth in NASDAQ Rule 5605(a)(2), with the exception being Frank Holmes, who is the Chief Executive Officer and Chief Investment Officer of the Company. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, including businesses owned and operated by family members, other than ordinary investment relationships. Furthermore, the Board of Directors has determined that none of the members of the two standing committees of the Board of Directors during the 2025 fiscal year has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.

The Board of Directors held four meetings over the past fiscal year. Each incumbent director attended at least 75 percent of the board meetings during the last fiscal year. Directors are encouraged to attend the annual meeting of shareholders. All incumbent directors attended the 2024 fiscal year annual meeting. The standing committees of the Board of Directors currently consist of the Audit Committee and the Compensation Committee. The membership and responsibilities of those committees are described below:

Independent Directors	Audit Committee	Compensation Committee
Roy D. Terracina	Chairman	Member
Thomas F. Lydon, Jr.	Member	Chairman
Jerold H. Rubinstein	Member	Member
Bobby D. Duncan	Member	Member

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

Report of the Audit Committee. Management is responsible for U.S. Global’s internal controls and financial reporting process. Grant Thornton LLP, U.S. Global’s independent registered public accounting firm for the fiscal year ended June 30, 2025, is responsible for performing an independent audit of U.S. Global’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue its report thereon. The Audit Committee monitors and oversees these processes. The Audit Committee approves the selection and appointment of U.S. Global’s independent registered public accounting firm and recommends the ratification of such selection and appointment to U.S. Global’s Board of Directors.

The Audit Committee has reviewed and discussed U.S. Global’s audited financial statements with management and Grant Thornton LLP. The committee has discussed with Grant Thornton LLP the matters required to be discussed by the PCAOB auditing standards which relates to the conduct of our audit, including our auditors’ judgment about the quality of the accounting principles applied in our fiscal year 2025 audited financial statements. The Audit Committee has received the written disclosures and the letter from Grant Thornton LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the committee concerning independence and has discussed with Grant Thornton LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee considered relevant and appropriate, the committee recommended to the Board of Directors that the audited financial statements of U.S. Global be included in its Annual Report on Form 10-K for the year ended June 30, 2025.

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

Nomination of Directors. Although the Company does not have a standing nominating committee, the Company’s Corporate Governance Guidelines effectively provide guidance on selection and nomination process whenever a vacancy occurs on the Board of Directors. Due to the longevity of service of certain current Board of Directors, those Directors have not participated in consideration of director nominees.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following section provides a discussion and analysis of the basis for the compensation awarded to the CEO and the CFO, (“Named Executive Officers” or “NEOs”), as well as our directors in fiscal year 2025. We provide investment advisory and other services to our clients. Our long-term success depends on our ability to provide superior investment returns and outstanding client service. As such, one of our greatest assets is the collective skill, experience and efforts of our employees. To achieve success, we must be able to attract, retain and motivate professionals within all levels of our Company who are committed to our core values.

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

Setting Executive Compensation

The Compensation Committee of our Board of Directors is responsible for reviewing and approving corporate goals and objectives relevant to the CEO, Frank Holmes; evaluating the CEO’s performance in light of those goals and objectives; and determining and approving the CEO’s compensation level based on this evaluation. In addition, the committee is responsible for reviewing and approving compensation recommended by Mr. Holmes for our other executive officers. The Board of Directors appointed Messrs. Lydon, Terracina, Duncan, and Rubinstein as members of the Compensation Committee. Mr. Lydon serves as the chairman of the Compensation Committee. The Compensation Committee has a charter that is available for review on our website at www.usfunds.com by clicking “About Us,” followed by “Policies and Procedures.”

The individuals listed below are the CEO and CFO, who are the only NEOs for the fiscal year 2025.

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

During fiscal years 2025 and 2024, Mr. Holmes voluntarily declined a portion of the cash bonuses he was eligible to receive, despite the Company achieving its performance targets.

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

Base Salary

Base salaries for NEOs are reviewed annually by the Compensation Committee. Generally, the salaries of NEOs are occasionally adjusted to recognize expansion of an individual’s role, outstanding and sustained performance, or to bring the officer’s pay into alignment with the market. We did not use any benchmarking studies in fiscal year 2025 to obtain market information. In addition, the Compensation Committee did not consider the equity ownership of the Company by Mr. Holmes when setting his compensation. Nor did the committee aim for a specific relationship between Mr. Holmes and the other executive officers. Base salaries paid to NEOs during the fiscal year are shown in the Summary Compensation Table.

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

Mr. Holmes considered a matrix of factors in reviewing the performance of, and compensation for, the CFO, Ms. Lisa Callicotte. Mr. Holmes considered such things as responsibilities, productivity, results of the Company’s goals, hours of work, profitability of the Company, timely and accurate financial regulatory filings, unqualified audit results and the cost of living in San Antonio. Occasionally, Ms. Callicotte receives discretionary bonuses for the completion of projects.

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

Stock Option Plans

In November 1989, the Board of Directors adopted the 1989 Non-Qualified Stock Option Plan (“1989 Plan”) which provides for the granting of options to purchase shares of our class A common stock to directors, officers, and employees. On December 6, 1991, shareholders approved and amended the 1989 Plan to provide provisions to cause the plan and future grants under the plan to qualify under 1934 Act Rule 16b-3. The 1989 Plan is administered by the Compensation Committee consisting of four independent members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1989 Plan is 1,600,000 shares. During the fiscal year ended June 30, 2025, 125,100 stock options were granted under this plan. As of June 30, 2025, under this amended plan, 2,089,500 options had been granted, 883,000 options had been exercised, 854,400 options had expired, 352,100 remained outstanding, and 364,900 options are available for grant.

In April 1997, the Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (“1997 Plan”), which shareholders approved on April 25, 1997. It provides for the granting of stock appreciation rights (“SARs”) and/or options to purchase shares of our class A common stock to directors, officers and employees. The 1997 Plan expressly requires that all grants under the plan qualify under 1934 Act Rule 16b-3. The 1997 Plan is administered by the Compensation Committee consisting of four independent members of the Board of Directors. The maximum number of shares of class A common stock initially approved for issuance under the 1997 Plan is 400,000 shares. During the fiscal year ended June 30, 2025, no stock options were granted under this plan. As of June 30, 2025, 583,300 options had been granted; 257,000 shares had been exercised; 324,300 options had expired; 2,000 options remained outstanding; and 141,000 options are available for grant.

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

401(k) Plan

We offer a 401(k) plan covering substantially all employees, including NEOs. Participants may contribute a portion of their base salary and cash incentive compensation, up to a limit imposed by the Internal Revenue Code, which is $23,500 in calendar year 2025. An additional “catch-up” pretax contribution of up to $7,500 is allowed for employees over 50, and $11,250 is allowed for employees aged 60-63. We automatically match 100 percent of the first 3 percent of participating employees’ contributions and 50 percent of the next 2 percent of participating employees’ contributions. We contribute to participants’ accounts at the same time that the employee’s pay deferral is made. Employees are immediately vested in both their 401(k) salary deferral contribution and the matched contributions. Participants in our 401(k) plan may contribute to Roth and/or traditional 401(k) accounts.

Profit Sharing

The 401(k) plan allows us to make a discretionary profit-sharing contribution, as authorized by the Board of Directors. Factors that are considered by the Board of Directors include earnings, cash flows, capital requirements and the general financial condition of the Company. No specific performance thresholds or goals are required by the board to authorize a profit-sharing contribution. The Company made a profit-sharing contribution of $100,000 in both fiscal year 2025 and 2024.

Savings Plans

We also have a program pursuant to which we offer employees an opportunity to participate in savings programs using mutual funds managed by us. Employee contributions to an Individual Retirement Account are matched to a maximum of $100 per month for certain management-level employees, including NEOs, and a maximum of $30 for all other employees. A similar savings plan utilizing Uniform Gifts to Minors Act (“UGMA”) accounts is offered to all employees to save for minor relatives and is matched at a maximum of $15 per month per child. The Company match, reflected in compensation expense, aggregated in all programs to $12,000 in fiscal years 2025 and 2024.

Employee Stock Purchase Plan

We also have a program whereby eligible employees can purchase treasury shares, at market price. During fiscal years 2025 and 2024, employees purchased 30,247 and 24,460 shares of treasury stock from us, respectively. The Company matches these contributions on a limited basis. The Company match, reflected in compensation expense, was $52,000 and $49,000 in fiscal years 2025, and 2024, respectively. The purchase price used is the closing stock price on the last business day of each month. All participants, including executive officers, in the Employee Stock Purchase Plan are subject to stock ownership and holding guidelines. We do not restrict the ability of our employees or directors to hedge their position in our shares. In addition, neither the board nor NEOs are required to own or purchase a certain number of shares.

The Summary Compensation Table includes the matched contributions to the plans described above for each NEO.

Perquisites and Other Benefits

We provide certain perquisites that the committee believes are reasonable and consistent with our overall compensation program to a limited number of officers. The perquisites consist of such things as memberships for business entertainment purposes and policies for long-term disability and life insurance. The Summary Compensation Table shows the value of perquisites provided to NEOs in fiscal year 2025 in the “All Other Compensation” column.

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

Compensation of Named Executive Officers

The following table sets forth for the fiscal year ended June 30, 2025, the compensation reportable for the NEOs, as determined by SEC rules. Columns were omitted if they were not applicable.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($) [1]	($) [2,3]	($)
(dollars in thousands)

Frank E. Holmes
Chief Executive Officer	2024	472	23	107	184	786
Chief Investment Officer	2025	477	23	56	224	780

Lisa C. Callicotte
Chief Financial Officer	2024	187	80	-	52	319
	2025	189	52	-	67	308

1.	The amounts consist of cash incentive compensation awards earned for services. The amounts were paid pursuant to the senior executive bonus programs.
2.

For fiscal year 2025, represents amounts paid by us on behalf of or to Mr. Holmes as follows: (i) $66 in insurance, (ii) $36 in matched contributions, (iii) $29 in paid time off payout, (iv) $13 in profit-sharing, (v) $36 in memberships, and (vi) $44 in miscellaneous items.

3.

For fiscal year 2025, represents amounts paid by us on behalf of or to Ms. Callicotte as follows: (i) $11 in profit-sharing, (ii) $21 in matched contributions, (iii) $11 in paid time off payout, and (iv) $24 in miscellaneous items.

Outstanding equity awards as of June 30, 2025, for the named executive officers are detailed in the table below. Columns were omitted if they were not applicable.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date
Frank E. Holmes	50,000	-	$6.05	6/21/2031
Lisa C. Callicotte	2,000	-	$2.74	3/21/2028
Lisa C. Callicotte	50,000	-	$6.05	6/21/2031
Lisa C. Callicotte	5,000	-	$2.44	12/13/2034

The Pension Benefits, Nonqualified Deferred Compensation, and Option Exercises and Stock Vested Tables were omitted because they were not applicable.

Compensation of Directors

The compensation of directors is subject to a minimum of $16,500 in any quarter. Directors are reimbursed for reasonable travel expenses incurred in attending the meetings held by the Board of Directors. Mr. Rubinstein serves as the Chairman of the Board. We may grant non-employee directors options under our 1989 and 1997 Stock Option Plans. Director compensation for the fiscal year ended June 30, 2025, is detailed in the table below. Columns that were not applicable were omitted.

Director Compensation
	Fees Earned or	Option
Name	Paid in Cash (1)	Awards (2)	Total
(dollars in thousands)
Jerold H. Rubinstein	$198	$27	$225
Roy D. Terracina	$77	$27	$104
Thomas F. Lydon, Jr.	$77	$27	$104
Bobby D. Duncan	$34	$16	$50

1.	The difference in fees earned was primarily due to Mr. Rubinstein receiving an additional amount per month for added responsibilities as chairman.
2.	Amounts shown represent options awarded December 13, 2024 and March 5, 2025. See discussion of assumptions made for options valuation in the Consolidated Financial Statements at Note 11, Shareholders' Equity, of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Class C Common Stock (Voting Stock)

On August 21, 2025, there were 2,068,549 shares of the Company’s class C common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class C common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class C common stock.

Name and Address of Beneficial Owner	Class C Common Shares Beneficially Owned	Percent of Class (%)
Frank Holmes	2,064,560	99.81%
7900 Callaghan Road
San Antonio, TX 78229

Class A Common Stock (Nonvoting Stock)

On August 21, 2025, there were 10,893,122 shares of the Company’s class A common stock outstanding. The following table sets forth, as of such date, information regarding the beneficial ownership of the Company’s class A common stock by each person known by the Company to own 5 percent or more of the outstanding shares of class A common stock.

Name and Address of Beneficial Owner	Class A Common Shares Beneficially Owned	Percent of Class (%)
Gator Capital Management, LLC	684,223	6.28%
Vanguard Group, Inc. – Valley Forge, PA	618,633	5.68%

Security Ownership of Management

The following table sets forth, as of August 21, 2025, information regarding the beneficial ownership of the Company’s class A and class C common stock by each director and named executive officer and by all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person directly owns the number of shares indicated in the table and has sole voting power and investment power with respect to all such shares.

	Class C		Class A
Beneficial Owner	Common Stock		Common Stock
	Number of Shares	%	Number of Shares	%
Frank E. Holmes, CEO, Director	2,064,560	99.81%	546,563	5.02%
Lisa C. Callicotte, CFO	-	-	34,724	0.32%
Jerold H. Rubinstein, Director	-	-	2,800	0.03%
Roy D. Terracina, Director	-	-	63,800	0.59%
Thomas F. Lydon, Jr., Director	-	-	17,500	0.16%
Bobby D. Duncan, Director	-	-	-	0.00%
All directors and executive officers as a group (six persons)	2,064,560	99.81%	665,387	6.11%

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
1989 Stock Option Plan [1]	352,100	$4.76	364,900
1997 Non-Qualified Stock Option Plan [2]	2,000	$2.74	141,000
Employee Stock Purchase Plan [3]	N/A	N/A	28,090
Total	354,100		533,990

1.	Stock options under this plan may be granted to directors, officers, and employees of the Company from authorized but unissued shares or treasury shares.
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

Item 14. Principal Accounting Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2025, and 2024, rendered by Grant Thornton LLP.

	Fiscal year ended June 30,
(dollars in thousands)	2025	2024
Audit fees [1]	$381	$440
Audit-related fees [2]	-	-
Tax fees [3]	82	74
Total fees	$463	$514

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

All services provided by Grant Thornton LLP in the fiscal year ended June 30, 2025, were pre-approved by the Audit Committee.

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

14.02	Code of Ethics, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2019 (EDGAR Accession No. 0001185185-20-000164)
19	Insider Trading Policy (filed as part of Exhibit 14.01 and 14.02)
21	List of Subsidiaries of the Company, included herein.
23.1	Grant Thornton LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc., included herein.
31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
97	U.S. Global Investors, Inc. Compensation Clawback Policy, incorporated by reference to the Company's Form 10-K for the year ended June 30, 2024, filed on September 10, 2024 (EDGAR Accession No. 0001437749-24-028889)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 8, 2025	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 8, 2025

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 8, 2025

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 8, 2025

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 8, 2025

/s/ Bobby D. Duncan
Bobby D. Duncan	Director	September 8, 2025

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 8, 2025