Form 10-K/A
period 2025-06-30
U S GLOBAL INVESTORS INC
filed 2025-09-18
CIK 754811

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

Documents incorporated by reference: None

Auditor information: Grant Thornton LLP; Dallas, Texas; PCAOB ID#248

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of U.S. Global Investors, Inc. for the fiscal year ended June 30, 2025, as originally filed with the Securities and Exchange Commission on September 8, 2025 (the “Original Filing.”)

This Amendment is being filed solely to correct the dates on the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, which were incorrect in the Original Filing. The corrected certifications are filed as Exhibits 32.2 to this Amendment.

No other changes have been made to the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Filing, and except as described above, does not modify or update any of the disclosures in the Original Filing.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment No. 1:

3.	Exhibits

3.1	Fourth Restated and Amended Articles of Incorporation of Company, incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2007 (EDGAR Accession Number 000095134-07-010817)
3.2	Amended and Restated By-Laws of Company, incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed on November 8, 2006, (EDGAR Accession Number 0000754811-06-000076)
4.1	Description of Capital Stock, incorporated by reference to the Company’s Form 10-K for the year ended June 30, 2019 (Edgar Accession No. 0001185185-19-001226)
10.1	Advisory Agreement with U.S. Global Investors Funds, dated October 1, 2008, incorporated by reference to Post-Effective Amendment 100 filed October 1, 2008 (EDGAR Accession No. 0000950134-08-017422)
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

14.02	Code of Ethics, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2019 (EDGAR Accession No. 0001185185-20-000164)
19	Insider Trading Policy (filed as part of Exhibit 14.01 and 14.02)
21**	List of Subsidiaries of the Company
23.1**	Grant Thornton LLP consent of independent registered public accounting firm for Form 10-K for U.S. Global Investors, Inc.
31.1**	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002), included herein.
32.1**	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
32.2*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002), included herein.
97	U.S. Global Investors, Inc. Compensation Clawback Policy, incorporated by reference to the Company's Form 10-K for the year ended June 30, 2024, filed on September 10, 2024 (EDGAR Accession No. 0001437749-24-028889)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Filed with Original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Global Investors, Inc.

By: /s/ Frank E. Holmes
Frank E. Holmes
Date: September 18, 2025	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Frank E. Holmes
Frank E. Holmes	Chief Executive Officer Chief Investment Officer Director	September 18, 2025

/s/ Thomas F. Lydon, Jr.
Thomas F. Lydon, Jr.	Director	September 18, 2025

/s/ Jerold H. Rubinstein
Jerold H. Rubinstein	Chairman, Board of Directors	September 18, 2025

/s/ Roy D. Terracina
Roy D. Terracina	Director	September 18, 2025

/s/ Bobby D. Duncan
Bobby D. Duncan	Director	September 18, 2025

/s/ Lisa C. Callicotte
Lisa C. Callicotte	Chief Financial Officer	September 18, 2025