Form 10-Q
period 2025-09-30
U S GLOBAL INVESTORS INC
filed 2025-11-12
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025

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

On November 4, 2025, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 10,719,865 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,586	$24,552
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,734	9,692
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,077	1,036
Receivable for investment principal repayments (net of allowance for credit losses of $0, and $0, respectively)	750	750
Tax receivable	1,553	1,540
Prepaid expenses	400	549
Total Current Assets	39,100	39,119

Net Property and Equipment	1,090	1,101

Other Assets
Deferred tax asset	945	1,268
Investments in trading securities at fair value, non-current	3,040	2,496
Investments in available-for-sale debt securities at fair value (amortized cost: $3,334, and $3,993, respectively) (net of allowance for credit losses of $0, and $0, respectively)	842	1,576
Investments in held-to-maturity debt securities at amortized cost	1,000	1,000
Less: Allowance for credit losses	(47)	(52)
Investments in held-to-maturity debt securities, net of allowance for credit losses	953	948
Other investments	2,677	1,349
Financing lease, right of use assets	84	8
Other assets, non-current	199	199
Total Other Assets	8,740	7,844
Total Assets	$48,930	$48,064
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$20	$10
Accrued compensation and related costs	431	469
Dividends payable	291	296
Financing lease liability, short-term	26	8
Other accrued expenses	1,138	1,091
Total Current Liabilities	1,906	1,874

Long-Term Liabilities
Deferred tax liability	71	17
Reserve for uncertain tax positions	821	891
Notes payable	75	75
Financing lease liability, long-term	66	-
Total Long-Term Liabilities	1,033	983
Total Liabilities	2,939	2,857

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at September 30, 2025, and June 30, 2025; 10,830,912 and 10,982,687 shares outstanding at September 30, 2025, and June 30, 2025, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at September 30, 2025, and June 30, 2025	52	52
Additional paid-in-capital	16,563	16,556
Treasury stock, class A shares at cost; 3,036,087 and 2,884,312 shares at September 30, 2025, and June 30, 2025, respectively	(8,165)	(7,781)
Accumulated other comprehensive income, net of tax	39	98
Retained earnings	37,155	35,935
Total Shareholders’ Equity	45,991	45,207
Total Liabilities and Shareholders’ Equity	$48,930	$48,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2025	2024
Operating Revenues
Advisory fees	$2,209	$2,127
Administrative services fees	42	30
Total Operating Revenues	2,251	2,157
Operating Expenses
Employee compensation and benefits	1,182	1,081
General and administrative	1,410	1,503
Advertising	161	109
Depreciation	11	22
Interest	2	1
Total Operating Expenses	2,766	2,716
Operating Income (Loss)	(515)	(559)
Other Income (Loss)
Net investment income (loss)	2,277	917
Other income (loss)	82	78
Total Other Income (Loss)	2,359	995
Income (Loss) Before Income Taxes	1,844	436
Provision for Income Taxes
Tax expense (benefit)	337	121
Net Income (Loss)	$1,507	$315

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.12	$0.02
Diluted Net Income (Loss) per share	$0.12	$0.02

Basic weighted average number of common shares outstanding	12,971,512	13,714,517
Diluted weighted average number of common shares outstanding	12,974,543	13,714,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
Net Income (Loss)	$1,507	$315
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	(3)	18
Less: reclassification adjustment for gains included in net income (loss), net of tax	(56)	(160)
Net change from available-for-sale securities	(59)	(142)
Other Comprehensive Income (Loss)	(59)	(142)
Total Comprehensive Income (Loss)	$1,448	$173

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2025	13,866,999	$347	2,068,549	$52	$16,556	2,884,312	$(7,781)	$98	$35,935	$45,207
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	159,074	(404)	-	-	(404)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(2)	(7,299)	20	-	-	18
Share-based compensation, net of tax	-	-	-	-	9	-	-	-	-	9
Dividends declared	-	-	-	-	-	-	-	-	(287)	(287)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(59)	-	(59)
Net income (loss)	-	-	-	-	-	-	-	-	1,507	1,507
Balance at September 30, 2025	13,866,999	$347	2,068,549	$52	$16,563	3,036,087	$(8,165)	$39	$37,155	$45,991

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	197,887	(525)	-	-	(525)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(1)	(6,665)	18	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(304)	(304)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(142)	-	(142)
Net income (loss)	-	-	-	-	-	-	-	-	315	315
Balance at September 30, 2024	13,866,999	$347	2,068,549	$52	$16,442	2,304,738	$(6,387)	$442	$37,471	$48,367

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,507	$315
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(9)	(38)
Net realized (gains) losses on securities	(71)	(203)
Net unrealized (gains) losses on securities	(1,902)	(68)
Provision for deferred taxes	393	67
Reserve for uncertain tax positions	(70)	17
Share-based compensation expense	9	-
Allowance for credit losses	(5)	(23)
Changes in operating assets and liabilities:
Accounts and other receivables	(54)	43
Prepaid expenses and other assets	165	146
Accounts payable and other accrued liabilities	5	(240)
Total adjustments	(1,539)	(299)
Net cash provided by (used in) operating activities	(32)	16
Cash Flows from Investing Activities:
Purchase of trading securities at fair value, non-current	(100)	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	750	750
Return of capital on non-current investments	88	-
Net cash provided by (used in) investing activities	738	750
Cash Flows from Financing Activities:
Principal payments on financing lease	(8)	(8)
Issuance of common stock	18	17
Repurchases of common stock	(390)	(530)
Dividends paid	(292)	(308)
Net cash provided by (used in) financing activities	(672)	(829)
Net increase (decrease) in cash, cash equivalents, and restricted cash	34	(63)
Beginning cash, cash equivalents, and restricted cash	25,552	28,399
Ending cash, cash equivalents, and restricted cash	$25,586	$28,336

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$291	$309
Excise tax liability accrued on stock repurchases	$4	$5
Lease liabilities obtained from new ROU assets - financing	$92	$-
Unsettled class A common stock repurchases	$20	$4

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$20	$128
Cash paid for interest	$2	$1

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND CONSOLIDATION

U.S. Global Investors, Inc. (the “Company” or “U.S. Global”) has prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2025 ("Form 10-K").

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, U.S. Global Investors (Bermuda) Limited, U.S. Global Investors (Canada) Limited (“USCAN”), and U.S. Global Indices, LLC.

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

The Company has variable interests in certain funds it advises, specifically, certain funds within U.S. Global Investors Funds (“USGIF” or the “Funds”) and certain U.S Global exchange-traded fund ("ETF") clients. However, is not deemed to be the primary beneficiary of these funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the Company's investments in these entities (as reflected in the carrying value of investments in securities) and receivables for fees, was $11.1 million at September 30, 2025, and $11.0 million at June 30, 2025.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	September 30, 2025	June 30, 2025
Investments in trading securities at fair value, current	$9,734	$9,692
Investments in trading securities at fair value, non-current	924	872
Other receivables	436	439
Total VIE assets, maximum exposure to loss	$11,094	$11,003

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

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified for comparative purposes. Due to rounding, the year-to-date amount may not be the exact sum of the quarterly amounts. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results the Company may expect for the fiscal year ending June 30, 2026 (“fiscal 2026”).

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

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances annual and interim disclosure requirements for reportable segments. The amendments require additional, more detailed disclosures about significant segment expenses and other segment items. The Company adopted ASU 2023-07 retrospectively for its fiscal year 2025 annual Consolidated Financial Statements. While the adoption of ASU 2023-07 did not have a material impact on the Company’s Consolidated Financial Statements, it resulted in enhanced segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of annual income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024, and will be effective for the Company's fiscal 2026 annual disclosures. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2023-09 on its Consolidated Financial Statement disclosures.

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

NOTE 2. INVESTMENTS

As of September 30, 2025, the Company held investments carried at fair value on a recurring basis of $13.6 million and a cost basis of $16.3 million. The fair value of these investments is approximately 27.8 percent of the Company’s total assets at September 30, 2025. In addition, the Company held other investments of approximately $2.7 million, and held-to-maturity debt investments, net of allowance for credit losses, of $953,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held and the recharacterization of distributions from investments in partnerships, if applicable.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis included investments in USGIF valued at $10.6 million as of September 30, 2025, and $10.5 million at June 30, 2025.

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

Certain convertible debt securities not traded on an exchange are valued by an independent third party. The third party may use a binomial lattice model based on factors such as yield, quality, maturity, coupon rate, type of issuance, individual trading characteristics of the underlying common shares and other market data. A binomial lattice model utilizes a number of assumptions in arriving at its results. The effects of changing any of the assumptions or factors utilized in a binomial lattice model, including expected volatility, credit adjusted discount rates, and discounts for lack of marketability, may result in a significantly different valuation for the securities.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of September 30, 2025, and June 30, 2025, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	September 30, 2025
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$60	$-	$-	$60
Equities - International	847	-	-	847
Exchange Traded Funds - Crypto & digital asset	992	-	-	992
Exchange Traded Funds - Global equity	34	-	-	34
Exchange Traded Funds - Option strategy & income	166	-	-	166
Mutual funds - Fixed income	9,734	-	-	9,734
Mutual funds - Global equity	890	-	-	890
Total equity securities	12,723	-	-	12,723
Debt securities:
Corporate debt securities	51	-	-	51
Total investments in trading securities:	12,774	-	-	12,774
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	842	842
Total investments carried at fair value on a recurring basis:	$12,774	$-	$842	$13,616
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$1,828	$1,828

1.	Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the three months ended September 30, 2025. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

	June 30, 2025
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$27	$-	$-	$27
Equities - International	426	-	-	426
Exchange Traded Funds - Crypto & digital asset	997	-	-	997
Exchange Traded Funds - Global equity	32	-	-	32
Exchange Traded Funds - Option strategy & income	111	-	-	111
Mutual funds - Fixed income	9,692	-	-	9,692
Mutual funds - Global equity	841	-	-	841
Total equity securities	12,126	-	-	12,126
Debt securities:
Corporate debt securities	62	-	-	62
Total investments in trading securities:	12,188	-	-	12,188
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	1,576	1,576
Total investments carried at fair value on a recurring basis:	$12,188	$-	$1,576	$13,764
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$189	$189

1.

Other investments include equity securities without readily determinable fair values that were adjusted as a result of the measurement alternative on dates during the fiscal year ended June 30, 2025. These securities are classified as level 3 due to the infrequency of the observable price changes and/or restrictions on the shares.

The Company holds 15,000 common shares of HIVE, a company headquartered in the United States with cryptocurrency mining facilities in Paraguay, Sweden, and Canada, at a cost of $41,000. The investment had a fair value of $60,000 and $27,000 as of  September 30, 2025, and June 30, 2025, respectively, and was classified within Level 1 in the preceding tables. The common shares represent ownership in HIVE of less than 0.1 percent as of September 30, 2025. Frank Holmes serves on the board as executive chairman of HIVE and held shares, options, and restricted stock units at September 30, 2025. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

The available-for-sale security carried at fair value on a recurring basis in the preceding tables is an investment in convertible debentures of HIVE. The Company purchased convertible securities for $15.0 million in January 2021. The convertible securities were comprised of 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5 million common share purchase warrants in the capital of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares in the capital of HIVE at a conversion rate of $2.34, and each whole warrant, which expired in January 2024, entitled the Company to acquire one common share at a price of $3.00 (Canadian). Under the current terms, which reflect a reverse stock split, the principal amount of each debenture is convertible into common shares in the capital of HIVE at a conversion rate of $11.70. The convertible securities did not represent ownership in HIVE at  September 30, 2025, or June 30, 2025. The convertible securities are subject to Canadian securities regulations.

The Company recorded the convertible debentures at the estimated fair value of $16.0 million on purchase date, and an unrealized gain of $6.9 million was recognized in other comprehensive income (loss), which will be realized in net investment income (loss) ratably using the effective interest method until maturity, conversion, or other disposition. The fair value of the convertible debentures was $842,000 and $1.6 million at September 30, 2025, and June 30, 2025, respectively. The remaining principal amount was $842,000 as of September 30, 2025.

The Company utilizes an independent third-party to estimate the fair value of the HIVE convertible debentures and the security is classified within Level 3 of the fair value hierarchy. During the three months ended September 30, 2025, the Company reassessed the valuation methodology for the convertible debentures previously measured using a binomial lattice model. Under the prior technique, fair value was determined using significant unobservable inputs, including volatility and credit spread assumptions. As of September 30, 2025, the security is less than four months from maturity. The independent third-party indicated that the convertible note’s outstanding principal balance approximates fair value, as the remaining term to maturity is short and the common stock price of HIVE as of September 30, 2025, is significantly below the convertible note's conversion price. As a result, there were no significant unobservable inputs used as of September 30, 2025. The change in valuation technique represents a change in estimate during the three months ended September 30, 2025.

The following table is a reconciliation of investments recorded at fair value for which unobservable inputs (Level 3) were used in determining fair value.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

Three Months Ended September 30, 2025
Investments in
(dollars in thousands)	debt securities
Beginning Balance	$1,576
Principal maturities	(750)
Amortization of day one premium	(11)
Accretion of bifurcation discount	31
Total gains or losses included in:
Net Investment Income (Loss)	71
Other Comprehensive Income (Loss)	(75)
Ending Balance	$842

The following is quantitative information with respect to the securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) as of  June 30, 2025.

	June 30, 2025
(dollars in thousands)	Fair Value	Principal Valuation Techniques	Unobservable Inputs
Investments in available-for-sale debt securities:
Corporate debt securities - convertible debentures	$1,576	Binomial lattice model	Volatility	85.0%
			Credit Spread	6.4%
			Risk-Free Rate	2.6%

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported within net investment income (loss). The following details the components of the Company’s trading securities carried at fair value as of September 30, 2025, and June 30, 2025.

	September 30, 2025
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(27)	$60
Equities - International	761	86	847
Exchange Traded Funds - Crypto & digital asset	899	93	992
Exchange Traded Funds - Global equity	30	4	34
Exchange Traded Funds - Option strategy & income	185	(19)	166
Mutual funds - Fixed income	9,869	(135)	9,734
Mutual funds - Global equity	929	(39)	890
Total equity securities at fair value	12,760	(37)	12,723
Debt securities:
Corporate debt securities	215	(164)	51
Total trading securities at fair value	$12,975	$(201)	$12,774

	June 30, 2025
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(60)	$27
Equities - International	761	(335)	426
Exchange Traded Funds - Crypto & digital asset	967	30	997
Exchange Traded Funds - Global equity	30	2	32
Exchange Traded Funds - Option strategy & income	105	6	111
Mutual funds - Fixed income	9,869	(177)	9,692
Mutual funds - Global equity	929	(88)	841
Total equity securities at fair value	12,748	(622)	12,126
Debt securities:
Corporate debt securities	215	(153)	62
Total trading securities at fair value	$12,963	$(775)	$12,188

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the tables that follow. The Company held one financial instrument classified as available-for-sale containing an embedded derivative, which represents an investment in HIVE, at September 30, 2025, and June 30, 2025. The fair value of the embedded derivatives was zero at September 30, 2025, and June 30, 2025. As of September 30, 2025, the unrealized loss position in the available-for-sale security was related to changes in the fair value of the embedded derivatives and not the result of credit losses; therefore, an allowance for credit losses was not recorded.

The following details the components of the Company’s available-for-sale debt investments as of September 30, 2025, and June 30, 2025.

	September 30, 2025
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$3,334	$50	$-	$(2,542)	$842	$-

	June 30, 2025
(dollars in thousands)	Amortized Cost	Unrealized Gains in Other Comprehensive Income (Loss)	Unrealized Losses in Other Comprehensive Income (Loss)	Unrealized Losses in Net Investment Income (Loss) (1)	Fair Value	Allowance for Credit Losses
Available-for-sale debt securities:
Corporate debt securities - Convertible debentures	$3,993	$125	$-	$(2,542)	$1,576	$-

1.	Represents changes in unrealized gains and losses related to embedded derivatives included within net investment income (loss) on the Consolidated Statements of Operations.

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three months ended September 30, 2025, and 2024.

	Three Months Ended
	September 30,
	2025	2024
	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$-	$(5)

At September 30, 2025, and June 30, 2025, the Company held one debt security classified as held-to-maturity. The following details are the components of the Company’s held-to-maturity debt investments as of September 30, 2025, and June 30, 2025.

	September 30, 2025
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(47)	$953	$-	$-	$953

	June 30, 2025
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(52)	$948	$-	$-	$948

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

The Company applies the Current Expected Credit Losses (“CECL”) model to held-to-maturity debt securities. The allowance, which requires significant judgment, reflects lifetime expected credit losses and is deducted from amortized cost to present the net amount expected to be collected. Securities, or portions thereof, are charged against the allowance when deemed uncollectible, and the balance may change as economic conditions or issuer prospects evolve.

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of September 30, 2025, and  June 30, 2025, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. The change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $5,000 for the three months ended September 30, 2025, and $23,000 for the three months ended September 30, 2024.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment for the three months ended September 30, 2025, and 2025.

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
Beginning Balance	$52	$132
Provision for credit losses - reversal (1)	(5)	(23)
Ending Balance	$47	$109

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of available-for-sale and held-to-maturity debt securities at September 30, 2025, by contractual maturity dates. Actual maturities may differ from final contractual maturities due to principal repayment installments or prepayment rights held by issuers.

	September 30, 2025
	Available-for-sale	Held-to-maturity
	debt securities	debt securities
	Convertible	Due after one year
(dollars in thousands)	debentures (1)	through five years
Amortized Cost	$3,334	$1,000
Fair Value	$842	$953

1.	Principal payments of $750,000 are due quarterly with a final maturity date in January 2026.

As of September 30, 2025, none of the Company's investments in debt securities classified as held-to-maturity or available-for-sale were delinquent or in a non-accrual status, and accrued interest receivable of $35,000 and $40,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of September 30, 2025, and June 30, 2025, respectively.

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

The carrying value of equity securities without readily determinable fair values was approximately $1.3 million as of June 30, 2025. The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2025, and 2024, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when applicable price changes are observable, or when impairments occur.

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
Other Investments
Carrying value	$2,677	$1,687
Upward carrying value changes	$1,328	$-
Downward carrying value changes/impairment	$-	$-

The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes. The cumulative amount of upward adjustments to all equity securities without readily determinable fair values total $3.9 million since their respective acquisitions through September 30, 2025. The cumulative amount of impairments and other downward adjustments, which include return of capital distributions and observable price changes, to all equity securities without readily determinable fair values total $5.4 million since their respective acquisitions through September 30, 2025.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Three Months Ended
(dollars in thousands)	September 30,
Net Investment Income (Loss)	2025	2024
Net realized gains (losses) on debt securities	$71	$203
Net unrealized gains (losses) on equity securities	1,913	33
Net unrealized gains (losses) on debt securities	(11)	40
Net unrealized gains (losses) on embedded derivatives	-	(5)
Net unrealized gains (losses) on cash equivalents	-	(1)
Dividend and interest income	397	600
Net realized foreign currency gains (losses)	(93)	47
Total Net Investment Income (Loss)	$2,277	$917

Realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures were $71,000 for the three months ended September 30, 2025, and $203,000 for the three months ended September 30, 2024.

The following table presents net unrealized gains (losses) recognized in net investment income (loss) during the three months ended September 30, 2025, and 2024, related to equity securities and debt securities classified as trading that were held as of the respective period-end dates.

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
Net unrealized gains (losses) for securities held at the reporting date:
Equity securities:
Net gains (losses) recognized during the period	$1,913	$33
Less: Net gains (losses) recognized during the period on securities sold during the period	-	-
Net unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date (1)	$1,913	$33
Debt securities classified as trading:
Net gains (losses) recognized during the period	$(11)	$40
Less: Net gains (losses) recognized during the period on securities sold during the period	-	-
Net unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date	$(11)	$40

1.

Includes net unrealized gains of $1.3 million as a result of the measurement alternative for the three months ended September 30, 2025. There were no amounts included as a result of the measurement alternative for the three months ended September 30, 2024.

Net investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
ETF advisory fees	$1,524	$1,764
USGIF advisory fees	685	466
USGIF performance fees received (paid)	-	(103)
Total Advisory Fees	2,209	2,127
USGIF administrative services fees	42	30
Total Operating Revenue	$2,251	$2,157

The Company serves as investment advisor to four U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and the U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through  April 2026. For the three months ended September 30, 2025, and 2024, aggregate fees waived and expenses borne by the Company for SEA were $35,000 and $39,000, respectively, including waived fees of $14,000 and $10,000, respectively. The Company also serves as an investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the European-based ETF.

The Company serves as investment adviser to USGIF and earns a base management fee calculated as a specified percentage of average net assets under management. During fiscal year 2025, the Company also received performance fees, which were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fee when there was a 5 percent or more performance difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

The Company has agreed to contractually limit the expenses of the Funds except the U.S. Government Securities Ultra-Short Bond Fund through  April 2026. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the U.S. Government Securities Ultra-Short Bond Fund. This cap will continue on a voluntary basis at the Company’s discretion. For the three months ended September 30, 2025, and 2024, aggregate fees waived and expenses borne by the Company for USGIF were $226,000 and $228,000, respectively, including waived fees of $170,000 and $183,000, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of September 30, 2025, the Company had $765,000 in receivables from fund clients, of which $514,000 was from the ETFs and $251,000 was from USGIF. As of June 30, 2025, the Company had $683,000 in receivables from fund clients, of which $494,000 was from the ETFs and $189,000 was from USGIF. There was no allowance for credit losses related to receivables as of September 30, 2025, or June 30, 2025.

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

(dollars in thousands)	September 30, 2025	June 30, 2025
Cash and cash equivalents	$24,586	$24,552
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$25,586	$25,552

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in fiscal year 2029. Lease expenses included in general and administrative expense on the Consolidated Statements of Operations totaled $32,000 for the three months ended September 30, 2025, and $34,000 for the three months ended September 30, 2024.

The following table presents the components of lease cost.

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$14	$8
Interest on lease liabilities	2	1
Total finance lease cost	16	9
Short-term lease cost	18	26
Total lease cost	$34	$35

Supplemental information related to the Company's leases follows.

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024
Operating cash flows from financing leases included in lease liabilities	$-	$1
Financing cash flows from financing leases included in lease liabilities	$8	$8
Lease liabilities obtained from new ROU assets - financing (1)	$92	$-

1.

During the three months ended September 30, 2025, non-cash changes in lease liabilities included $92,000 of new right-of-use assets recognized in exchange for new lease liabilities and $6,000 of amortization of lease liabilities during rent-free periods. There were no non-cash changes in lease liabilities during the three months ended September 30, 2024.

Additional qualitative information concerning the Company’s leases follows.

	September 30, 2025	June 30, 2025
Weighted-average remaining lease term - financing leases (years)	3.25	0.25
Weighted-average discount rate - financing leases	7.50%	4.75%

The following table presents the maturities of lease liabilities as of September 30, 2025.

(dollars in thousands)
Fiscal Year	Finance Leases
2026 (excluding the three months ended September 30, 2025)	$24
2027	32
2028	32
2029	16
Total lease payments	104
Less imputed interest	(12)
Total	$92

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2026. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $29,000 for the three months ended September 30, 2025, and $23,000 for the three months ended September 30, 2024. The Company is party to a lease agreement with HIVE, a related party, for certain areas of the Company’s office building. The terms of the lease were determined to be consistent with market rates.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of September 30, 2025.

(dollars in thousands)
Fiscal Year	Operating Leases
2026 (excluding the three months ended September 30, 2025)	$26
Total lease payments	$26

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

(dollars in thousands)	September 30, 2025	June 30, 2025
Professional fees	$377	$455
Vendors payable	142	143
ETF operating and distribution expenses	510	411
Other taxes payable	99	72
Other accrued items	10	10
Other accrued expenses	$1,138	$1,091

Other accrued expenses include amounts receivable from HIVE for reimbursable out-of-pocket expenses incurred by the Company in the amounts $231,000 and $239,000 as of September 30, 2025, and June 30, 2025, respectively. These amounts are included within accounts and other receivables on the Consolidated Balance Sheets.

NOTE 7. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at September 30, 2025, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2025, the credit facility remains unutilized by the Company.

During fiscal 2025, the Company received loan proceeds of $75,000 from an entity in which it holds an equity investment. The loan is non-interest bearing, non-recourse, and will be repaid through an offset against amounts due upon the entity's final liquidation. Because the timing of liquidation is uncertain, the loan is classified as non-current within notes payable on the Consolidated Balance Sheets.

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month for fiscal year 2025 and through  September 2025.

In September 2025, the Board authorized the continuance of the monthly dividend of $0.0075 per share from October through December 2025, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Company announced on September 19, 2024, that the Board of Directors of the Company approved an update authorizing the Company to repurchase up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024. The total amount of shares that may be repurchased under the program was $6.5 million in 2024 and is $5.0 million in 2025. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. During the three months ended September 30, 2025, the Company repurchased 159,074 of its class A shares for $400,000. During the three months ended September 30, 2024, the Company repurchased 197,887 of its class A shares for $520,000.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on stock buybacks by publicly traded corporations. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions was $4,000 for the three months ended September 30, 2025, and $5,000 for the three months ended September 30, 2024. All amounts presented in this report related to the Company's share repurchases and the Company's share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Stock Option Plans

The Company’s stock option plans allow for the granting of class A shares as either incentive or non-qualified stock options to employees and non-employee directors. The terms and conditions of these options, including exercise price, vesting schedule, and expiration, are determined by the Compensation Committee of the Board of Directors.

Under the 1989 Plan, there were 352,000 and 229,000 stock options outstanding and exercisable as of September 30, 2025, and 2024, respectively. The weighted average exercise prices of these options were $4.76 and $6.05, respectively.

Under the 1997 Plan, there were 2,000 stock options outstanding and exercisable as of both September 30, 2025, and September 30, 2024, with a weighted average exercise price of $2.74.

Stock Option Activity

There were no stock options granted, forfeited or exercised during the three months ended September 30, 2025, or 2024.

Share-Based Compensation Expense

The Company measures share-based compensation expense at the grant date, based on the fair value of the awards. This expense is recognized ratably over the awards’ vesting period. For the three months ended September 30, 2025, the Company recognized share-based compensation expense of $9,000. For the three months ended September 30, 2024, no share-based compensation expense was recognized. As of both September 30, 2025, and September 30, 2024, there were no unrecognized share-based compensation costs related to share-based awards under the plans.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Three Months Ended
	September 30,
(dollars in thousands, except per share data)	2025	2024
Net Income (Loss)	$1,507	$315

Weighted average number of outstanding shares
Basic	12,971,512	13,714,517
Effect of dilutive securities
Stock options	3,031	-
Diluted	12,974,543	13,714,517

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.12	$0.02
Diluted Net Income (Loss) per share	$0.12	$0.02

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three months ended September 30, 2025, employee stock options of 229,000 were excluded from diluted EPS. For the three months ended September 30, 2024, employee stock options of 231,000 were excluded from diluted EPS.

During the three months ended September 30, 2025, and 2024, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 10. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences between the financial reporting and tax basis of assets and liabilities, resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate ("ETR"). The effective tax rate was 18.3 percent for the three months ended September 30, 2025, and 27.8 percent for the three months ended September 30, 2024.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax amount will not be realized. There was no valuation allowance included at  September 30, 2025, or at  June 30, 2025.

The Company maintains a reserve for uncertain tax positions for income tax matters. As of September 30, 2025, and June 30, 2025, the total reserve for uncertain tax positions, including $362,000 and $421,000 of accrued interest and penalties, respectively, and net of federal benefits, was $821,000 and $891,000, respectively. These amounts are included within long-term liabilities on the Consolidated Balance Sheets. The Company believes the reserve balance as of September 30, 2025, including interest and penalties and net of federal benefits, adequately covers open tax years and uncertain tax positions for major taxing jurisdictions. If recognized, the entire $821,000 of unrecognized tax benefits would impact the Company's effective income tax rate.

On July 4, 2025, President Trump signed into law Public Law 119-21, commonly known as the One Big Beautiful Bill Act (the “Act”), which contained several tax reform proposals. A Company is required to adjust current and deferred tax liabilities and assets for the effects of changes in tax laws or rates in income from continuing operations in the interim period that includes the enactment date. The impact of the Act is reflected in the Company’s interim results for the period ended September 30, 2025, and there was no material impact to income tax expense.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Three Months Ended September 30, 2025
Balance at June 30, 2025	$98
Other comprehensive income (loss) before reclassifications	(4)
Tax effect	1
Amount reclassified from AOCI	(71)
Tax effect	15
Net other comprehensive income (loss)	(59)
Balance at September 30, 2025	$39

Three Months Ended September 30, 2024
Balance at June 30, 2024	$584
Other comprehensive income (loss) before reclassifications	23
Tax effect	(5)
Amount reclassified from AOCI	(203)
Tax effect	43
Net other comprehensive income (loss)	(142)
Balance at September 30, 2024	$442

NOTE 12. FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

The following schedule details total revenues, income, and gross identifiable assets by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Three Months Ended September 30, 2025
Operating revenues	$2,251	$-	$2,251
Net investment income (loss)	$-	$2,277	$2,277
Other income (loss)	$82	$-	$82
Income (loss) before income taxes	$(433)	$2,277	$1,844
Operating income (loss)	$(515)	$-	$(515)
Add back: Depreciation	$11	$-	$11
Add back: Interest	$2	$-	$2
Operating income (loss), as adjusted	$(502)	$-	$(502)

Gross identifiable assets at September 30, 2025	$25,485	$22,500	$47,985
Deferred tax asset			$945
Consolidated total assets at September 30, 2025			$48,930

Three Months Ended September 30, 2024
Operating revenues	$2,157	$-	$2,157
Net investment income (loss)	$-	$917	$917
Other income (loss)	$78	$-	$78
Income (loss) before income taxes	$(481)	$917	$436
Operating income (loss)	$(559)	$-	$(559)
Add back: Depreciation	$22	$-	$22
Add back: Interest	$1	$-	$1
Operating income (loss), as adjusted	$(536)	$-	$(536)

Gross identifiable assets at September 30, 2024	$27,188	$22,092	$49,280
Deferred tax asset			$1,804
Consolidated total assets at September 30, 2024			$51,084

Operating revenues from investment management services include revenues from ETF clients of $1.5 million for the three months ended September 30, 2025, and $1.8 million for the three months ended September 30, 2024. Operating revenues from investment management services also include revenues from USGIF of $727,000 for the three months ended September 30, 2025, and $393,000 for the three months ended September 30, 2024.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of September 30, 2025, or June 30, 2025.

The Board has authorized a monthly dividend of $0.0075 per share through December 2025, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from October to December 2025 is approximately $291,000.

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

FACTORS AFFECTING OUR BUSINESS

The Company's business activities are affected by many factors, including, without limitation, market volatility, investor sentiment, general economic and business conditions, interest rate movements, taxes, inflation, labor costs, competitive conditions, and industry regulation, many of which are beyond the control of the Company's management. Further, the business and regulatory environments in which the Company operates remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2025.

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

At September 30, 2025, total assets under management, including ETF and USGIF clients, were approximately $1.4 billion compared to $1.5 billion at September 30, 2024, a decrease of $167.2 million. During the three months ended September 30, 2025, average assets under management, including ETF and USGIF clients, were $1.4 billion, compared to $1.5 billion during the three months ended September 30, 2024. At June 30, 2025, the Company’s prior fiscal year end, total assets under management, including ETF and USGIF clients, were approximately $1.3 billion, and increased $52.9 million during the three months ended September 30, 2025.

The following tables summarize the changes in assets under management for USGIF for the three months ended September 30, 2025, and 2024.

	Changes in Assets Under Management
	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$296,756	$53,679	$350,435	$233,296	$55,102	$288,398
Market appreciation (depreciation)	109,755	576	110,331	27,598	818	28,416
Dividends and distributions	-	(411)	(411)	-	(468)	(468)
Net shareholder purchases (redemptions)	2,257	(2,488)	(231)	(4,335)	(951)	(5,286)
Ending Balance	$408,768	$51,356	$460,124	$256,559	$54,501	$311,060

Average investment management fee	0.82%	0.00%	0.71%	0.77%	0.00%	0.62%
Average net assets	$330,796	$52,101	$382,897	$240,947	$55,207	$296,154

As shown above, USGIF's period-end assets under management (AUM) at September 30, 2025, were higher than at September 30, 2024. Average net assets during the three months ended September 30, 2025, were also higher than the corresponding period in 2024. For both the three months ended September 30, 2025, and 2024, USGIF's period-end AUM increased, primarily driven by market appreciation in the equity funds.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 71 basis points for the three months ended September 30, 2025, compared to 62 basis points for the same period in 2024. For equity funds, the average investment management fee was 82 basis points for the three months ended September 30, 2025, compared to 77 basis points for the same period in 2024. The Company has agreed to contractually or voluntarily limit the expenses of the Funds. Therefore, the Company waived or reduced its fees and/or agreed to pay expenses of the Funds. As a result of these fee waivers, the average investment management fee for the fixed income funds was minimal.

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

As of September 30, 2025, the Company held investments carried at fair value on a recurring basis of $13.6 million and a cost basis of $16.3 million. The fair value of these investments is approximately 27.8 percent of the Company’s total assets at September 30, 2025. In addition, the Company held other investments of approximately $2.7 million, and held-to-maturity debt investments, net of allowance for credit losses, of $953,000.

Investments recorded at fair value on a recurring basis were approximately $13.6 million at September 30, 2025, compared to approximately $13.8 million at June 30, 2025, the Company’s prior fiscal year end, which is a decrease of approximately $148,000. See Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended September 30, 2025, and 2024

The Company recorded net income of $1.5 million ($0.12 per share) for the three months ended September 30, 2025, compared to $315,000 ($0.02 per share) for the three months ended September 30, 2024, an increase of approximately $1.2 million. The increase is primarily attributed to an increase in net investment income and an increase in operating revenues, partially offset by an increase in tax expense and operating expenses during the current period compared to the same period in the prior year, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended September 30, 2025, increased $94,000, or 4.4 percent, compared with the three months ended September 30, 2024. The increase was primarily attributable to the following:

•

There were no performance fee adjustments for USGIF in the current period, compared to fees paid of $103,000 in the corresponding period in the prior year, representing a favorable change. The USGIF performance fee, which applied to the equity funds only, were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fee when there was a 5 percent or more performance difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

•	Administrative service fees for USGIF increased $12,000, reflecting higher average assets under management, primarily in the equity funds.
•

Base management fees decreased $21,000. ETF unitary management fees decreased $240,000 primarily due to lower average assets under management in the Jets ETF. USGIF advisory fees increased $219,000, reflecting higher average assets under management, primarily in the equity funds.

Operating Expenses

Total consolidated operating expenses for the three months ended September 30, 2025, increased $50,000, or 1.8 percent, compared with the same period in 2024. The increase was primarily driven by a $101,000, or 9.3 percent, rise in employee compensation and benefits, reflecting higher bonuses, and a $52,000, or 47.7 percent, increase in advertising expenses related to expanded ETF marketing efforts. These increases were partially offset by a $93,000, or 6.2 percent, decline in general and administrative expenses, primarily due to lower ETF-related and travel and entertainment costs. Other operating expense categories experienced smaller, offsetting fluctuations.

Other Income (Loss)

Total consolidated other income was $2.4 million for the three months ended September 30, 2025, an increase of $1.4 million compared with $995,000 for the same period in 2024. The increase was primarily attributable to higher net investment income, which totaled $2.3 million for the three months ended September 30, 2025, compared with $917,000 in the prior year period. The change in net investment income was driven by the following components:

•	Net unrealized gains on equity securities totaled $1.9 million in the current period, compared to $33,000 in the prior year period, reflecting a favorable change of $1.9 million. The current period includes $1.3 million of unrealized gains recognized under the measurement alternative; none were recorded in the prior year period.
•	Dividend and interest income was $397,000 in the current period compared with $600,000 in the prior year period, a decrease of $203,000. The decline primarily reflects lower interest income earned on the Company's investment in HIVE convertible debentures due to principal repayments.
•	Realized and unrealized gains on debt securities totaled $60,000 in the current period compared with $243,000 in the prior year period, a decrease of $183,000.
•	Foreign currency losses were $93,000 in the current period compared with gains of $47,000 in the prior year period, an unfavorable change of $140,000.

Provision for Income Taxes

A tax expense of $337,000 was recorded for the three months ended September 30, 2025, compared to $121,000 for the same period in 2024, reflecting an increase of $216,000. The increase was primarily driven by higher net investment income in the current period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2025, the Company had net working capital (current assets minus current liabilities) of approximately $37.2 million, a decrease of $51,000, or 0.1 percent, since June 30, 2025, and a current ratio (current assets divided by current liabilities) of 20.5 to 1. With approximately $24.6 million in cash and cash equivalents, an increase of $34,000, or 0.1 percent since June 30, 2025, and $12.8 million in securities carried at fair value on a recurring basis, excluding convertible securities, which together comprise approximately 76.4 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash and cash equivalents was primarily due to proceeds from principal paydowns of $750,000 and return of capital distributions of $88,000; partially offset by repurchases of the Company's common stock of $390,000, dividends paid of $292,000, and purchases of corporate investments of $100,000. Consolidated shareholders’ equity at September 30, 2025, was $46.0 million, an increase of $784,000, or 1.7 percent since June 30, 2025. The increase was primarily driven by net income of $1.5 million, partially offset by repurchases of the Company's common stock (including excise tax) of $404,000, dividends declared of $287,000, and other comprehensive loss of $59,000 for the three months ended September 30, 2025.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of September 30, 2025, this credit facility remained unutilized by the Company.

Investment advisory contracts pursuant to the Investment Company Act of 1940 and related affiliated contracts in the U.S., by law, may not exceed one year in length and, therefore, must be renewed at least annually after an initial two-year term. The investment advisory and related contracts between the Company and USGIF have been renewed through September 2026. The advisory agreement for the U.S.-based ETFs has been renewed through July 2026.

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2025, but may be suspended or discontinued. Cash and securities recorded at fair value on a recurring basis, excluding convertible securities, of approximately $37.4 million, are available to fund current activities.

Management believes current cash reserves, investments, and financing available will be sufficient to meet foreseeable cash needs for operating activities.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of other critical accounting policies that the Company follows, please refer to Item 7 in the Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes the Company’s equity price risks in securities carried at fair value on a recurring basis as of September 30, 2025, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	September 30, 2025	Percentage Change	Price Change	Net Income (Loss)(1)
Trading securities at fair value	$12,774	25% increase	$15,968	$2,523
		25% decrease	$9,581	$(2,523)

1.

Changes in unrealized gains and losses on trading securities at fair value are included in earnings in the Consolidated Statements of Operations. The estimated increase (decrease) is after income taxes at the statutory rate in effect as of the balance sheet date.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2025.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2025. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
07-01-25 to 07-31-25	66,191	$164	$2.48	66,191	$3,978
08-01-25 to 08-31-25	44,844	111	$2.48	44,844	$3,867
09-01-25 to 09-30-25	48,039	125	$2.59	48,039	$3,742
Total	159,074	$400	$2.51	159,074

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	November 12, 2025	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	November 12, 2025	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer