Form 10-Q
period 2025-12-31
U S GLOBAL INVESTORS INC
filed 2026-02-20
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2025

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

On February 12, 2026, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 10,484,211 shares of Registrant’s class A nonvoting common stock issued and outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,227	$24,552
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,215	9,692
Investments in held-to-maturity debt securities at amortized cost, current	1,000	-
Less: Allowance for credit losses	(42)	-
Investments in held-to-maturity debt securities, net of allowance for credit losses, current	958	-
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,082	1,036
Receivable for investment principal repayments (net of allowance for credit losses of $0, and $0, respectively)	-	750
Tax receivable	516	1,540
Prepaid expenses	658	549
Total Current Assets	38,656	39,119

Net Property and Equipment	1,099	1,101

Other Assets
Deferred tax asset	650	1,268
Investments in trading securities at fair value, non-current	3,702	2,496
Investments in available-for-sale debt securities at fair value (amortized cost: $0, and $3,993, respectively) (net of allowance for credit losses of $0, and $0, respectively)	-	1,576
Investments in held-to-maturity debt securities at amortized cost, non-current	-	1,000
Less: Allowance for credit losses	-	(52)
Investments in held-to-maturity debt securities, net of allowance for credit losses, non-current	-	948
Other investments	2,786	1,349
Financing lease, right of use assets	78	8
Other assets, non-current	249	199
Total Other Assets	7,465	7,844
Total Assets	$47,220	$48,064
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$18	$10
Accrued compensation and related costs	507	469
Dividends payable	287	296
Financing lease liability, short-term	27	8
Other accrued expenses	1,152	1,091
Total Current Liabilities	1,991	1,874

Long-Term Liabilities
Deferred tax liability	92	17
Reserve for uncertain tax positions	833	891
Notes payable	75	75
Financing lease liability, long-term	59	-
Total Long-Term Liabilities	1,059	983
Total Liabilities	3,050	2,857
Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at December 31, 2025, and June 30, 2025; 10,576,156 and 10,982,687 shares outstanding at December 31, 2025, and June 30, 2025, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at December 31, 2025, and June 30, 2025	52	52
Additional paid-in-capital	16,561	16,556
Treasury stock, class A shares at cost; 3,290,843 and 2,884,312 shares at December 31, 2025, and June 30, 2025, respectively	(8,815)	(7,781)
Accumulated other comprehensive income (loss), net of tax	-	98
Retained earnings	36,025	35,935
Total Shareholders’ Equity	44,170	45,207
Total Liabilities and Shareholders’ Equity	$47,220	$48,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Operating Revenues
Advisory fees	$4,666	$4,327	$2,457	$2,200
Administrative services fees	95	61	53	31
Total Operating Revenues	4,761	4,388	2,510	2,231
Operating Expenses
Employee compensation and benefits	2,453	2,307	1,271	1,226
General and administrative	2,598	2,896	1,186	1,393
Advertising	288	244	128	135
Depreciation	22	38	11	16
Interest	3	1	2	-
Total Operating Expenses	5,364	5,486	2,598	2,770
Operating Income (Loss)	(603)	(1,098)	(88)	(539)
Other Income (Loss)
Net investment income (loss)	2,818	1,271	541	354
Other income (loss)	164	147	82	69
Total Other Income (Loss)	2,982	1,418	623	423
Income (Loss) Before Income Taxes	2,379	320	535	(116)
Provision for Income Taxes
Tax expense (benefit)	1,718	91	1,381	(30)
Net Income (Loss)	$661	$229	$(846)	$(86)

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.05	$0.02	$(0.07)	$(0.01)
Diluted Net Income (Loss) per share	$0.05	$0.02	$(0.07)	$(0.01)

Basic weighted average number of common shares outstanding	12,866,758	13,606,239	12,762,003	13,497,961
Diluted weighted average number of common shares outstanding	12,870,126	13,609,373	12,765,706	13,498,306

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Net Income (Loss)	$661	$229	$(846)	$(86)
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	(13)	19	(9)	1
Less: reclassification adjustment for gains included in net income (loss), net of tax	(85)	(295)	(30)	(135)
Net change from available-for-sale securities	(98)	(276)	(39)	(134)
Other Comprehensive Income (Loss)	(98)	(276)	(39)	(134)
Total Comprehensive Income (Loss)	$563	$(47)	$(885)	$(220)

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2025	13,866,999	$347	2,068,549	$52	$16,556	2,884,312	$(7,781)	$98	$35,935	$45,207
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	159,074	(404)	-	-	(404)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(2)	(7,299)	20	-	-	18
Share-based compensation, net of tax	-	-	-	-	9	-	-	-	-	9
Dividends declared	-	-	-	-	-	-	-	-	(287)	(287)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(59)	-	(59)
Net income (loss)	-	-	-	-	-	-	-	-	1,507	1,507
Balance at September 30, 2025	13,866,999	$347	2,068,549	$52	$16,563	3,036,087	$(8,165)	$39	$37,155	$45,991
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	262,195	(670)	-	-	(670)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(2)	(7,439)	20	-	-	18
Dividends declared	-	-	-	-	-	-	-	-	(284)	(284)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(39)	-	(39)
Net income (loss)	-	-	-	-	-	-	-	-	(846)	(846)
Balance at December 31, 2025	13,866,999	$347	2,068,549	$52	$16,561	3,290,843	$(8,815)	$-	$36,025	$44,170

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	197,887	(525)	-	-	(525)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(1)	(6,665)	18	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(304)	(304)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(142)	-	(142)
Net income (loss)	-	-	-	-	-	-	-	-	315	315
Balance at September 30, 2024	13,866,999	$347	2,068,549	$52	$16,442	2,304,738	$(6,387)	$442	$37,471	$48,367
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	236,731	(592)	-	-	(592)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(3)	(7,794)	22	-	-	19
Share-based compensation, net of tax	-	-	-	-	11	-	-	-	-	11
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(299)	(299)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(134)	-	(134)
Net income (loss)	-	-	-	-	-	-	-	-	(86)	(86)
Balance at December 31, 2024	13,866,999	$347	2,068,549	$52	$16,449	2,533,675	$(6,957)	$308	$37,086	$47,285

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
(dollars in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$661	$229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(11)	(72)
Net realized (gains) losses on securities	2,436	(373)
Net unrealized (gains) losses on securities	(4,472)	159
Provision for deferred taxes	720	46
Reserve for uncertain tax positions	(58)	37
Share-based compensation expense	9	11
Allowance for credit losses	(10)	(58)
Changes in operating assets and liabilities:
Accounts and other receivables	978	(37)
Prepaid expenses and other assets	(137)	(183)
Accounts payable and other accrued liabilities	108	(142)
Total adjustments	(437)	(612)
Net cash provided by (used in) operating activities	224	(383)
Cash Flows from Investing Activities:
Purchase of property and equipment	(20)	(7)
Purchase of other investments	(109)	-
Purchase of trading securities at fair value, non-current	(809)	(5)
Proceeds on sale of trading securities at fair value, current	500	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	2,342	750
Return of capital on non-current investments	180	-
Net cash provided by (used in) investing activities	2,084	738
Cash Flows from Financing Activities:
Principal payments on financing lease	(15)	(16)
Issuance of common stock	36	36
Repurchases of common stock	(1,056)	(1,121)
Excise taxes paid on repurchases of common stock	(19)	-
Dividends paid	(579)	(613)
Net cash provided by (used in) financing activities	(1,633)	(1,714)
Net increase (decrease) in cash, cash equivalents, and restricted cash	675	(1,359)
Beginning cash, cash equivalents, and restricted cash	25,552	28,399
Ending cash, cash equivalents, and restricted cash	$26,227	$27,040

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$287	$304
Excise tax liability accrued on stock repurchases	$10	$10
Lease liabilities obtained from new ROU assets - financing	$92	$-
Unsettled class A common stock repurchases	$18	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$20	$128
Cash paid for interest	$2	$1

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

The Company has variable interests in certain funds it advises, specifically, certain funds within U.S. Global Investors Funds (“USGIF” or the “Funds”) and certain U.S Global exchange-traded fund ("ETF") clients. However, is not deemed to be the primary beneficiary of these funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the Company's investments in these entities (as reflected in the carrying value of investments in securities) and receivables for fees, was $10.6 million at December 31, 2025, and $11.0 million at June 30, 2025.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	December 31, 2025	June 30, 2025
Investments in trading securities at fair value, current	$9,215	$9,692
Investments in trading securities at fair value, non-current	898	872
Other receivables	464	439
Total VIE assets, maximum exposure to loss	$10,577	$11,003

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the applicability, form and content, and required disclosures of interim financial statements. The amendments are not intended to change the fundamental nature of interim reporting, but instead improve the clarity and navigability of the existing guidance. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. ASU 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its interim reporting disclosures.

NOTE 2. INVESTMENTS

As of December 31, 2025, the Company held investments carried at fair value on a recurring basis of $12.9 million and a cost basis of $13.1 million. The fair value of these investments is approximately 27.4 percent of the Company’s total assets at December 31, 2025. In addition, the Company held other investments of approximately $2.8 million, and held-to-maturity debt investments, net of allowance for credit losses, of $958,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held and the recharacterization of distributions from investments in partnerships, if applicable.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis included investments in USGIF valued at $10.1 million as of December 31, 2025, and $10.5 million at June 30, 2025.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of December 31, 2025, and June 30, 2025, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	December 31, 2025
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$39	$-	$-	$39
Equities - International	1,321	-	-	1,321
Exchange Traded Funds - Crypto & digital asset	1,233	-	-	1,233
Exchange Traded Funds - Global equity	36	-	-	36
Exchange Traded Funds - Option strategy & income	211	-	-	211
Mutual funds - Fixed income	9,215	-	-	9,215
Mutual funds - Global equity	862	-	-	862
Total equity securities	12,917	-	-	12,917
Total investments carried at fair value on a recurring basis:	$12,917	$-	$-	$12,917
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$1,828	$1,828

1.	Other investments include equity securities without readily determinable fair values that were adjusted under the measurement alternative during the six months ended December 31, 2025. These securities are classified within level 3 due to the infrequency of the observable price changes and, in certain cases, restrictions on the transferability of the shares.

	June 30, 2025
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$27	$-	$-	$27
Equities - International	426	-	-	426
Exchange Traded Funds - Crypto & digital asset	997	-	-	997
Exchange Traded Funds - Global equity	32	-	-	32
Exchange Traded Funds - Option strategy & income	111	-	-	111
Mutual funds - Fixed income	9,692	-	-	9,692
Mutual funds - Global equity	841	-	-	841
Total equity securities	12,126	-	-	12,126
Debt securities:
Corporate debt securities	62	-	-	62
Total investments in trading securities:	12,188	-	-	12,188
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	1,576	1,576
Total investments carried at fair value on a recurring basis:	$12,188	$-	$1,576	$13,764
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$189	$189

1.

Other investments include equity securities without readily determinable fair values that were adjusted under the measurement alternative during the fiscal year ended June 30, 2025. These securities are classified within level 3 due to the infrequency of the observable price changes and, in certain cases, restrictions on the transferability of the shares.

The Company holds 15,000 common shares of HIVE, a company headquartered in the United States with cryptocurrency mining facilities in Paraguay, Sweden, and Canada, at a cost of $41,000. The investment had a fair value of $39,000 and $27,000 as of  December 31, 2025, and June 30, 2025, respectively, and was classified within Level 1 in the preceding tables. The common shares represent ownership in HIVE of less than 0.1 percent as of December 31, 2025. Frank Holmes serves on the board as executive chairman of HIVE and held shares, options, and restricted stock units at December 31, 2025. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

The available-for-sale security carried at fair value on a recurring basis in the preceding table as of June 30, 2025, consisted of an investment in convertible debentures of HIVE. The Company purchased the convertible securities for $15.0 million in January 2021. The investment comprised 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a final maturity in January 2026, and 5.0 million common share purchase warrants of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares of HIVE at a conversion price of $2.34 per share, and each warrant, which expired in January 2024, entitled the Company to purchase one common share at an exercise price of $3.00 (Canadian). Following a reverse stock split, the conversion price of the debentures was adjusted to $11.70 per share. At June 30, 2025, the convertible securities did not represent an ownership interest in HIVE. The securities were subject to Canadian securities regulations.

Upon acquisition, the Company recorded the convertible debentures at an estimated fair value of $16.0 million. An unrealized gain of $6.9 million was initially recognized in other comprehensive income (loss) and was subsequently realized in net investment income (loss) over time using the effective interest method.

At June 30, 2025, the Company utilized an independent third-party valuation specialist to estimate the fair value of the HIVE convertible debentures. The Company determined that the fair value measurements utilized significant unobservable inputs and were therefore classified within Level 3 of the fair value hierarchy. The fair value of the convertible debentures was $1.6 million at  June 30, 2025. In December 2025, the remaining principal amount of the convertible debentures was paid in full. The following table presents a reconciliation of investments measured at fair value using Level 3 inputs.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

Six Months Ended December 31, 2025
Investments in
(dollars in thousands)	debt securities
Beginning Balance	$1,576
Principal maturities	(1,592)
Amortization of day one premium	(16)
Accretion of bifurcation discount	49
Total gains or losses included in:
Net Investment Income (Loss)	108
Other Comprehensive Income (Loss)	(125)
Ending Balance	$-

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

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported within net investment income (loss). The following details the components of the Company’s trading securities carried at fair value as of December 31, 2025, and June 30, 2025.

	December 31, 2025
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(48)	$39
Equities - International	976	345	1,321
Exchange Traded Funds - Crypto & digital asset	1,433	(200)	1,233
Exchange Traded Funds - Global equity	30	6	36
Exchange Traded Funds - Option strategy & income	268	(57)	211
Mutual funds - Fixed income	9,366	(151)	9,215
Mutual funds - Global equity	929	(67)	862
Total equity securities at fair value	13,089	(172)	12,917
Total trading securities at fair value	$13,089	$(172)	$12,917

	June 30, 2025
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(60)	$27
Equities - International	761	(335)	426
Exchange Traded Funds - Crypto & digital asset	967	30	997
Exchange Traded Funds - Global equity	30	2	32
Exchange Traded Funds - Option strategy & income	105	6	111
Mutual funds - Fixed income	9,869	(177)	9,692
Mutual funds - Global equity	929	(88)	841
Total equity securities at fair value	12,748	(622)	12,126
Debt securities:
Corporate debt securities	215	(153)	62
Total trading securities at fair value	$12,963	$(775)	$12,188

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

Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are reported at fair value, and changes in fair value are recorded through earnings within net investment income (loss). The host contract continues to be accounted for in accordance with the appropriate accounting standard. The embedded derivative and the related host contract represent one legal contract and are combined on the Consolidated Balance Sheets and the table that follows.

The Company held one financial instrument classified as available-for-sale containing an embedded derivative, representing an investment in HIVE, at  June 30, 2025. At that date, the fair value of the embedded derivative was zero. During the prior fiscal years, the Company recognized unrealized losses related to this embedded derivative through earnings. In December 2025, the remaining principal amount of the Company’s investment in available-for-sale debt securities containing a conversion option was paid in full, resulting in the realization of a loss of $2.5 million on the expired embedded derivative. As this loss had been previously recognized as unrealized in prior years, the realization had no net impact on the Company’s Consolidated Statements of Operations for the current fiscal year.

The following details the components of the Company’s available-for-sale debt investments as of  June 30, 2025. There were no available-for-sale debt investments as of December 31, 2025.

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

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three and six months ended December 31, 2025, and 2024.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$-	$(11)	$-	$(6)

At December 31, 2025, and June 30, 2025, the Company held one debt security classified as held-to-maturity. The following details are the components of the Company’s held-to-maturity debt investments as of December 31, 2025, and June 30, 2025.

	December 31, 2025
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(42)	$958	$-	$-	$958

	June 30, 2025
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(52)	$948	$-	$-	$948

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of December 31, 2025, and  June 30, 2025, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. The change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $5,000 and $10,000 for the three and six months ended December 31, 2025, respectively, and $35,000 and $58,000 for the three and six months ended December 31, 2024, respectively.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment for the six months ended December 31, 2025, and 2024.

	Six Months Ended
	December 31,
(dollars in thousands)	2025	2024
Beginning Balance	$52	$132
Provision for credit losses - reversal (1)	(10)	(58)
Ending Balance	$42	$74

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of held-to-maturity debt securities at December 31, 2025, by contractual maturity dates.

December 31, 2025
Held-to-maturity
debt securities
Due in less than
(dollars in thousands)	one year
Amortized Cost	$1,000
Fair Value	$958

As of December 31, 2025, and June 30, 2025, none of the Company’s investments in debt securities classified as held-to-maturity or available-for-sale were delinquent or in a non-accrual status. Accrued interest receivable of $25,000 and $40,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of  December 31, 2025, and  June 30, 2025, respectively. The accrued interest receivable as of  June 30, 2025, includes amounts related to the Company's available-for-sale debt security, which was not held as of December 31, 2025.

Other Investments

Other investments consist of equity investments in entities over which the Company does not exercise significant influence and that do not have readily determinable fair values. These investments are accounted for under the measurement alternative in accordance with ASC 321, whereby securities are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer. When observable price changes are identified, the carrying value of the related equity security is adjusted to reflect the observable transaction price as of the transaction date, with the resulting gains or losses recognized in net investment income (loss). The Company does not perform recurring fair value remeasurements of these equity securities absent such observable transactions or indicators of impairment.

The carrying value of equity securities without readily determinable fair values was approximately $1.3 million as of June 30, 2025. The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2025, and 2024, that are measured under the measurement alternative, as well as the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when observable price changes occur or when impairments are recognized.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Other Investments
Carrying value	$2,786	$1,687	$2,786	$1,687
Upward carrying value changes	$1,328	$-	$-	$-
Downward carrying value changes/impairment	$-	$-	$-	$-

The period-end carrying values reflect cumulative purchases and sales, as well as upward and downward carrying adjustments resulting from observable price changes and impairment assessments. Through December 31, 2025, the cumulative amount of upward adjustments to all equity securities without readily determinable fair values totaled $3.9 million since their respective acquisition dates. These upward adjustments were recorded solely in connection with observable price changes in orderly transactions and not as a result of recurring fair value measurements. The most recent upward adjustment was based on an observable transaction involving an issuance of similar equity securities by the issuer during the period. The Company considered the transaction price in that issuance and concluded that it represented an observable price change under ASC 321. Accordingly, the carrying value of the investment was adjusted under the measurement alternative.

The cumulative amount of impairments and other downward adjustments to all equity securities without readily determinable fair values totaled $5.4 million through December 31, 2025. Downward adjustments include impairments identified based on qualitative assessments, return-of-capital distributions, and decreases in carrying value resulting from observable price changes.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Six Months Ended		Three Months Ended
(dollars in thousands)	December 31,		December 31,
Net Investment Income (Loss)	2025	2024	2025	2024
Net realized gains (losses) on equity securities	$(2)	$-	$(2)	$-
Net realized gains (losses) on debt securities	108	373	38	170
Net realized gains (losses) on embedded derivatives	(2,542)	-	(2,542)	-
Net unrealized gains (losses) on equity securities	1,778	(99)	(135)	(132)
Net unrealized gains (losses) on debt securities	152	(49)	163	(89)
Net unrealized gains (losses) on embedded derivatives	2,542	(11)	2,542	(6)
Net unrealized gains (losses) on cash equivalents	(1)	-	(1)	1
Dividend and interest income	819	1,250	421	649
Net realized foreign currency gains (losses)	(36)	(193)	57	(239)
Total Net Investment Income (Loss)	$2,818	$1,271	$541	$354

Realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures were $38,000 and $108,000 for the three and six months ended December 31, 2025, respectively, and $170,000 and $373,000 for the three and six months ended December 31, 2024, respectively.

The following table presents net unrealized gains (losses) recognized in net investment income (loss) during the three and six months ended December 31, 2025, and 2024, related to equity securities and debt securities classified as trading that were held as of the respective period-end dates.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Net unrealized gains (losses) for securities held at the reporting date:
Equity securities:
Net gains (losses) recognized during the period	$1,776	$(99)	$(137)	$(132)
Less: Net gains (losses) recognized during the period on securities sold during the period	(2)	-	(2)	-
Net unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date (1)	$1,778	$(99)	$(135)	$(132)
Debt securities classified as trading:
Net gains (losses) recognized during the period	$152	$(49)	$163	$(89)
Less: Net gains (losses) recognized during the period on securities sold during the period	152	-	163	-
Net unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date (2)	$-	$(49)	$-	$(89)

1.

Includes net unrealized gains of $1.3 million recognized under the measurement alternative for the six months ended December 31, 2025. No amounts were recognized under the measurement alternative for the three months ended December 31, 2025, or for the three and six months ended December 31, 2024.

2.

In December 2025, senior notes were mandatorily exchanged for equity securities of the issuer pursuant to a court-approved restructuring. Accordingly, the investment is presented within equity securities at the reporting date, and prior-period amounts are reflected within debt securities classified as trading. The exchange was a non-cash, nonrecognition transaction.

Net investment income (loss) can be volatile and vary depending on market fluctuations, the Company’s ability to participate in investment opportunities, and the timing of transactions. The Company expects that gains and losses will continue to fluctuate in the future.

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
ETF advisory fees	$3,038	$3,593	$1,514	$1,829
USGIF advisory fees	1,628	893	943	427
USGIF performance fees received (paid)	-	(159)	-	(56)
Total Advisory Fees	4,666	4,327	2,457	2,200
USGIF administrative services fees	95	61	53	31
Total Operating Revenue	$4,761	$4,388	$2,510	$2,231

The Company serves as investment advisor to four U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and the U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through  April 2026. For the three and six months ended December 31, 2025, aggregate fees waived and expenses borne by the Company for SEA were $37,000 and $72,000, respectively, including waived fees of $14,000 and $28,000, respectively. For the three and six months ended December 31, 2024, aggregate fees waived and expenses borne by the Company for SEA were $39,000 and $78,000, respectively, including waived fees of $9,000 and $19,000, respectively. The Company also serves as an investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the European-based ETF.

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

The Company has agreed to contractually limit the expenses of the Funds except the U.S. Government Securities Ultra-Short Bond Fund through  April 2026. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the U.S. Government Securities Ultra-Short Bond Fund. This cap will continue on a voluntary basis at the Company’s discretion. For the three and six months ended December 31, 2025, aggregate fees waived and expenses borne by the Company for USGIF were $190,000 and $416,000, respectively, including waived fees of $123,000 and $293,000, respectively. For the three and six months ended December 31, 2024, aggregate fees waived and expenses borne by the Company for USGIF were $304,000 and $532,000, respectively, including waived fees of $237,000 and $420,000, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of December 31, 2025, the Company had $885,000 in receivables from fund clients, of which $533,000 was from the ETFs and $352,000 was from USGIF. As of June 30, 2025, the Company had $683,000 in receivables from fund clients, of which $494,000 was from the ETFs and $189,000 was from USGIF. There was no allowance for credit losses related to receivables as of December 31, 2025, or June 30, 2025.

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

(dollars in thousands)	December 31, 2025	June 30, 2025
Cash and cash equivalents	$25,227	$24,552
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$26,227	$25,552

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in fiscal year 2029. Lease expenses included in general and administrative expense on the Consolidated Statements of Operations totaled $24,000 and $57,000 for the three and six months ended December 31, 2025, respectively, and $16,000 and $50,000 for the three and six months ended December 31, 2024, respectively.

The following table presents the components of lease cost.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$21	$16	$6	$8
Interest on lease liabilities	3	1	2	-
Total finance lease cost	24	17	8	8
Short-term lease cost	36	34	18	8
Total lease cost	$60	$51	$26	$16

Supplemental information related to the Company's leases follows.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Operating cash flows from financing leases included in lease liabilities	$2	$1	$2	$-
Financing cash flows from financing leases included in lease liabilities	$15	$16	$6	$8
Lease liabilities obtained from new ROU assets - financing (1)	$92	$-	$-	$-

1.

During the six months ended December 31, 2025, non-cash changes in lease liabilities included $92,000 of new right-of-use assets recognized in exchange for new lease liabilities and $6,000 of amortization of lease liabilities during rent-free periods. There were no non-cash changes in lease liabilities during the three months ended December 31, 2025, or during the three and six months ended December 31, 2024.

Additional qualitative information concerning the Company’s leases follows.

	December 31, 2025	June 30, 2025
Weighted-average remaining lease term - financing leases (years)	3.00	0.25
Weighted-average discount rate - financing leases	7.50%	4.75%

The following table presents the maturities of lease liabilities as of December 31, 2025.

(dollars in thousands)
Fiscal Year	Finance Leases
2026 (excluding the six months ended December 31, 2025)	$16
2027	32
2028	32
2029	16
Total lease payments	96
Less imputed interest	(10)
Total	$86

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2026. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $29,000 and $58,000 for the three and six months ended December 31, 2025, respectively, and $24,000 and $47,000 for the three and six months ended December 31, 2024, respectively. The Company is party to a lease agreement with HIVE, a related party, for certain areas of the Company’s office building. The terms of the lease were determined to be consistent with market rates.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of December 31, 2025.

(dollars in thousands)
Fiscal Year	Operating Leases
2026 (excluding the six months ended December 31, 2025)	$11
Total lease payments	$11

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

(dollars in thousands)	December 31, 2025	June 30, 2025
Professional fees	$459	$455
Vendors payable	180	143
ETF operating and distribution expenses	396	411
Other taxes payable	106	72
Other accrued items	11	10
Other accrued expenses	$1,152	$1,091

Other accrued expenses include out-of-pocket expenses incurred by the Company that will be reimbursed by HIVE. Receivables from HIVE for out-of-pocket expenses in the amounts of $73,000 and $239,000 as of December 31, 2025, and June 30, 2025, respectively, are included within accounts and other receivables on the Consolidated Balance Sheets.

NOTE 7. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at December 31, 2025, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2025, the credit facility remains unutilized by the Company.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month for fiscal year 2025 and through  December 2025.

In December 2025, the Board authorized the continuance of the monthly dividend of $0.0075 per share from January through March 2026, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Company announced on September 19, 2024, that the Board of Directors of the Company approved an update authorizing the Company to repurchase up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024. The total amount of shares that may be repurchased under the program was $6.5 million in 2024 and was $5.0 million in 2025. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. During the three and six months ended December 31, 2025, the Company repurchased 262,195 and 421,269 class A shares for $665,000 and $1.1 million, respectively. During the three and six months ended December 31, 2024, the Company repurchased 236,731 and 434,618 class A shares for $587,000, and $1.1 million, respectively.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on stock buybacks by publicly traded corporations. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions was $6,000 and $10,000 for the three and six months ended December 31, 2025, respectively, and $5,000 and $10,000 for the three and six months ended December 31, 2024, respectively. All amounts presented in this report related to the Company's share repurchases and the Company's share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Stock Option Plans

The Company’s stock option plans allow for the granting of class A shares as either incentive or non-qualified stock options to employees and non-employee directors. The terms and conditions of these options, including exercise price, vesting schedule, and expiration, are determined by the Compensation Committee of the Board of Directors.

Under the 1989 Plan, there were 352,000 and 228,000 stock options outstanding and exercisable as of December 31, 2025, and 2024, respectively. The weighted average exercise prices of these options were $4.76 and $6.05, respectively. There were no nonvested stock options outstanding as of December 31, 2025, and 100,100 nonvested stock options outstanding as of December 31, 2024, with a weighted average exercise of $2.44.

Under the 1997 Plan, there were 2,000 stock options outstanding and exercisable as of both December 31, 2025, and December 31, 2024, with a weighted average exercise price of $2.74.

Stock Option Activity

During the three and six months ended December 31, 2025, there were no stock options granted, forfeited or exercised. During the three and six months ended December 31, 2024, there were 100,100 stock options granted with a weighted average grant date fair value price of $1.08 and a vesting period of six months, 1,000 stock options forfeited, and no stock options exercised.

Share-Based Compensation Expense

The Company measures share-based compensation expense at the grant date, based on the fair value of the awards. This expense is recognized ratably over the awards’ vesting period. No share-based compensation expense was recognized for the three months ended December 31, 2025. Share-based compensation expense of $9,000 was recognized for the six months ended December 31, 2025, and $11,000 was recognized for the three and six months ended December 31, 2024. As of  December 31, 2025, there were no unrecognized share-based compensation costs related to share-based awards under the plans. As of December 31, 2024, unrecognized share-based compensation costs totaled $97,000.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net Income (Loss)	$661	$229	$(846)	$(86)

Weighted average number of outstanding shares
Basic	12,866,758	13,606,239	12,762,003	13,497,961
Effect of dilutive securities
Stock options	3,368	3,134	3,703	345
Diluted	12,870,126	13,609,373	12,765,706	13,498,306

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.05	$0.02	$(0.07)	$(0.01)
Diluted Net Income (Loss) per share	$0.05	$0.02	$(0.07)	$(0.01)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2025, employee stock options of 229,000 were excluded from diluted EPS. For the three and six months ended December 31, 2024, employee stock options of 230,000 were excluded from diluted EPS.

During the three and six months ended December 31, 2025, and 2024, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

NOTE 10. INCOME TAXES

The Company and its non-Canadian subsidiaries file a consolidated U.S. federal income tax return. USCAN files a separate tax return in Canada. Provisions for income taxes include deferred taxes for temporary differences between the financial reporting and tax basis of assets and liabilities, resulting from the use of the liability method of accounting for income taxes.

Income tax expense for the quarter is based upon the estimated annual ordinary income in each jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with U.S. GAAP. Due to various factors, such as the item’s significance in relation to total ordinary income and the rate of tax, discrete items in any quarter can materially impact the reported effective tax rate ("ETR"). A valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. There was no valuation allowance recorded at June 30, 2025.

During the three months ended December 31, 2025, the Company recorded a tax expense of $1.3 million related to the tax treatment of certain HIVE convertible securities. Included in the tax expense was the impact of valuation allowance of approximately $471,000 against its deferred tax assets, primarily capital loss carryforwards. The realization of capital loss deferred tax assets is dependent upon future capital gains. The Company concluded that it was not more-likely-than-not that a portion of the deferred tax assets would be realized. As a result, comparability of the Company’s effective tax rate between periods will be affected. The effective tax rate was 258.1 and 72.2 percent for the three and six months ended December 31, 2025, respectively, and 25.9 and 28.4 percent for the three and six months ended December 31, 2024, respectively.

Subsequent to December 31, 2025, the Company filed a tax accounting method change request on Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service to change its federal income tax accounting method related to certain HIVE convertible securities. The proposed method change is expected to reduce the capital loss carryforward. However, because the filing occurred after December 31, 2025, the impact of the proposed method change was not reflected in the Company’s interim income tax provision for the three and six months ended December 31, 2025. The method change remains subject to review by the Internal Revenue Service.

The Company maintains a reserve for uncertain tax positions for income tax matters. As of December 31, 2025, and June 30, 2025, the total reserve for uncertain tax positions, including $374,000 and $421,000 of accrued interest and penalties, respectively, and net of federal benefits, was $833,000 and $891,000, respectively. These amounts are included within long-term liabilities on the Consolidated Balance Sheets. The Company believes the reserve balance as of December 31, 2025, including interest and penalties and net of federal benefits, adequately covers open tax years and uncertain tax positions for major taxing jurisdictions. If recognized, the entire $833,000 of unrecognized tax benefits would impact the Company's effective income tax rate.

On July 4, 2025, President Trump signed into law Public Law 119-21, commonly known as the One Big Beautiful Bill Act (the “Act”), which contained several tax reform proposals. A Company is required to adjust current and deferred tax liabilities and assets for the effects of changes in tax laws or rates in income from continuing operations in the interim period that includes the enactment date. The impact of the Act is reflected in the Company’s interim results for the three and six months ended December 31, 2025, and there was no material impact to income tax expense.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Six Months Ended December 31, 2025
Balance at June 30, 2025	$98
Other comprehensive income (loss) before reclassifications	(17)
Tax effect	4
Amount reclassified from AOCI	(108)
Tax effect	23
Net other comprehensive income (loss)	(98)
Balance at December 31, 2025	$-

Six Months Ended December 31, 2024
Balance at June 30, 2024	$584
Other comprehensive income (loss) before reclassifications	24
Tax effect	(5)
Amount reclassified from AOCI	(373)
Tax effect	78
Net other comprehensive income (loss)	(276)
Balance at December 31, 2024	$308

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

The following schedule details total revenues, income, and gross identifiable assets by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Six Months Ended December 31, 2025
Operating revenues	$4,761	$-	$4,761
Net investment income (loss)	$-	$2,818	$2,818
Other income (loss)	$164	$-	$164
Income (loss) before income taxes	$(439)	$2,818	$2,379
Operating income (loss)	$(603)	$-	$(603)
Add back: Depreciation	$22	$-	$22
Add back: Interest	$3	$-	$3
Operating income (loss), as adjusted	$(578)	$-	$(578)

Gross identifiable assets at December 31, 2025	$25,336	$21,234	$46,570
Deferred tax asset			$650
Consolidated total assets at December 31, 2025			$47,220

Six Months Ended December 31, 2024
Operating revenues	$4,388	$-	$4,388
Net investment income (loss)	$-	$1,271	$1,271
Other income (loss)	$147	$-	$147
Income (loss) before income taxes	$(951)	$1,271	$320
Operating income (loss)	$(1,098)	$-	$(1,098)
Add back: Depreciation	$38	$-	$38
Add back: Interest	$1	$-	$1
Operating income (loss), as adjusted	$(1,059)	$-	$(1,059)

Gross identifiable assets at December 31, 2024	$27,259	$20,990	$48,249
Deferred tax asset			$1,859
Consolidated total assets at December 31, 2024			$50,108
Three Months Ended December 31, 2025
Operating revenues	$2,510	$-	$2,510
Net investment income (loss)	$-	$541	$541
Other income (loss)	$82	$-	$82
Income (loss) before income taxes	$(6)	$541	$535
Operating income (loss)	$(88)	$-	$(88)
Add back: Depreciation	$11	$-	$11
Add back: Interest	$2	$-	$2
Operating income (loss), as adjusted	$(75)	$-	$(75)
Three Months Ended December 31, 2024
Operating revenues	$2,231	$-	$2,231
Net investment income (loss)	$-	$354	$354
Other income (loss)	$69	$-	$69
Income (loss) before income taxes	$(470)	$354	$(116)
Operating income (loss)	$(539)	$-	$(539)
Add back: Depreciation	$16	$-	$16
Add back: Interest	$-	$-	$-
Operating income (loss), as adjusted	$(523)	$-	$(523)

Operating revenues from investment management services include revenues from ETF clients of $1.5 million and $3.0 million for the three and six months ended December 31, 2025, respectively, and $1.8 million and $3.6 million for the three and six months ended December 31, 2024, respectively. Operating revenues from investment management services also include revenues from USGIF of $996,000 and $1.7 million for the three and six months ended December 31, 2025, respectively, and $402,000 and $795,000 for the three and six months ended December 31, 2024, respectively.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of December 31, 2025, or June 30, 2025.

The Board has authorized a monthly dividend of $0.0075 per share through March 2026, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from January to March 2026 is approximately $287,000.

Note 14. Subsequent EventS

Subsequent to December 31, 2025, the Company recognized an unrealized gain of approximately $1.9 million related to an equity investment accounted for under the measurement alternative. The adjustment resulted from an observable price change in an orderly transaction for similar securities of the same issuer.

Subsequent to December 31, 2025, the Company filed a tax accounting method change request on Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service to properly reflect the tax treatment of the convertible securities of HIVE purchased in January 2021. In the period ending December 31, 2025, the Company recorded a tax expense of approximately $1.3 million related to the tax treatment of the convertible securities of HIVE and expects to record an offsetting tax benefit in the period ending March 31, 2026, which is the period during which the method change was filed. Included in the tax expense was a valuation allowance that is expected to be reduced during the period ending March 31, 2026.

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

At December 31, 2025, total assets under management (“AUM”), including ETF and USGIF clients, were approximately $1.5 billion, compared to approximately $1.5 billion at December 31, 2024, representing an increase of $72.1 million, despite similar rounded amounts. Average AUM for the six months ended December 31, 2025, was approximately $1.4 billion, compared with $1.5 billion for the six months ended December 31, 2024, representing a decrease of $49.3 million. Total AUM was approximately $1.3 billion at June 30, 2025, the Company’s prior fiscal year end, and increased by $221.6 million during the six months ended December 31, 2025.

The following tables summarize the changes in AUM for USGIF for the three and six months ended December 31, 2025, and 2024.

	Changes in Assets Under Management
	Three Months Ended December 31,
	2025			2024
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$408,768	$51,356	$460,124	$256,559	$54,501	$311,060
Market appreciation (depreciation)	64,754	345	65,099	(24,141)	266	(23,875)
Dividends and distributions	(16,682)	(390)	(17,072)	(7,591)	(493)	(8,084)
Net shareholder purchases (redemptions)	12,023	(556)	11,467	2,019	(950)	1,069
Ending Balance	$468,863	$50,755	$519,618	$226,846	$53,324	$280,170

Average investment management fee	0.89%	0.00%	0.79%	0.68%	0.00%	0.56%
Average net assets	$422,337	$50,862	$473,199	$248,025	$54,241	$302,266

	Changes in Assets Under Management
	Six Months Ended December 31,
	2025			2024
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$296,756	$53,679	$350,435	$233,296	$55,102	$288,398
Market appreciation (depreciation)	174,510	920	175,430	3,458	1,083	4,541
Dividends and distributions	(16,683)	(800)	(17,483)	(7,591)	(961)	(8,552)
Net shareholder purchases (redemptions)	14,280	(3,044)	11,236	(2,317)	(1,900)	(4,217)
Ending Balance	$468,863	$50,755	$519,618	$226,846	$53,324	$280,170

Average investment management fee	0.86%	0.00%	0.75%	0.72%	0.00%	0.59%
Average net assets	$376,566	$51,481	$428,047	$244,486	$54,724	$299,210

As shown above, USGIF's period-end AUM at December 31, 2025, was higher than at December 31, 2024. Average net assets for both the three and six months ended December 31, 2025, were also higher than the corresponding periods in 2024. The increases in period-end AUM for both periods were primarily driven by market appreciation in the equity funds.

For both the three and six months ended December 31, 2024, USGIF's period-end AUM decreased. The decrease for the three month period was primarily driven by market depreciation in the equity funds, while the decrease for the six month period was primarily driven by dividends and distributions.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 79 and 75 basis points for the three and six months ended December 31, 2025, respectively, compared to 56 and 59 basis points for the corresponding periods in 2024.

For equity funds, the average investment management fee was 89 and 86 basis points for the three and six months ended December 31, 2025, respectively, compared to 68 and 72 basis points for the same periods in 2024. The Company has contractually and voluntarily agreed to limit fund expenses, which resulted in fee waivers and expense reimbursements. As a result, the average investment management fee for the fixed income funds was minimal.

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

As of December 31, 2025, the Company held investments carried at fair value on a recurring basis of $12.9 million and a cost basis of $13.1 million. The fair value of these investments is approximately 27.4 percent of the Company’s total assets at December 31, 2025. In addition, the Company held other investments of approximately $2.8 million, and held-to-maturity debt investments, net of allowance for credit losses, of $958,000.

Investments recorded at fair value on a recurring basis were approximately $12.9 million at December 31, 2025, compared to approximately $13.8 million at June 30, 2025, the Company’s prior fiscal year end, which is a decrease of approximately $847,000. See Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended December 31, 2025, and 2024

The Company recorded net loss of $846,000 ($(0.07) per share) for the three months ended December 31, 2025, compared with net loss of $86,000 ($(0.01) per share) for the three months ended December 31, 2024, representing a change of approximately $760,000. The change was primarily attributable to higher income tax expense in the current period, partially offset by increased operating revenues, higher net investment income, and lower operating expenses, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended December 31, 2025, increased $279,000, or 12.5 percent, compared with the same period in 2024. The increase was primarily attributable to the following factors:

•

There were no performance fee adjustments for USGIF in the current period, compared with fees paid of $56,000 in the prior year period, representing a favorable change. The USGIF performance fee, which applied to the equity funds only, were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fee when there was a 5 percent or more performance difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

•	Administrative service fees for USGIF increased by $22,000, reflecting higher average assets under management, primarily in equity funds.
•

Base management fees increased by $201,000. ETF unitary management fees decreased by $315,000 primarily due to lower average assets under management in the Jets ETF. These decreases were more than offset by a $516,000 increase in USGIF advisory fees, reflecting higher average assets under management, primarily in equity funds.

Operating Expenses

Total consolidated operating expenses for the three months ended December 31, 2025, decreased by $172,000, or 6.2 percent, compared with the same period in 2024.

The decrease was primarily attributable to a $207,000, or 14.9 percent, reduction in general and administrative expenses, primarily related to lower ETF-related costs, partially offset by a $45,000, or 3.7 percent, increase in employee compensation and benefits, reflecting higher bonus expense.

Other Income (Loss)

Total consolidated other income was $623,000 for the three months ended December 31, 2025, an increase of $200,000 compared with $423,000 in the prior year period. The increase was primarily driven by higher net investment income, reflecting unrealized gains on investment securities and favorable foreign currency movements, partially offset by lower interest and dividend income.

Net investment income totaled $541,000 in the current period, compared with $354,000 in the prior year period. The change was driven by the following factors:

•	Net unrealized gains on equity securities and debt securities classified as trading totaled $28,000 in the current period, compared with net unrealized losses of $221,000 in the prior year period, reflecting a favorable change of $249,000.
•	Dividend and interest income was $421,000 in the current period, compared with $649,000 in the prior year period, reflecting an unfavorable change of $228,000. The change primarily reflects lower interest income earned on the Company's investment in HIVE convertible debentures due to principal repayments.
•	Realized gains on debt securities were $38,000 in the current period, compared with $170,000 in the prior year period, resulting in an unfavorable change of $132,000.
•	Foreign currency gains were $57,000 in the current period, compared with losses of $239,000 in the prior year period, reflecting a favorable change of $296,000.

Provision for Income Taxes

Income tax expense was $1.4 million for the three months ended December 31, 2025, compared with an income tax benefit of $30,000 for the same period in 2024, representing a change of $1.4 million. The increase in income tax expense was primarily attributable to tax adjustments of $1.3 million related to the federal income tax treatment of certain HIVE convertible securities. In connection with its evaluation of the appropriate tax treatment of these securities, the Company determined that a change in tax accounting method would be required and subsequently filed a tax accounting method change request on Form 3115 with the Internal Revenue Service. As of December 31, 2025, the method change had not yet been filed and, in accordance with U.S. GAAP, the Company’s interim tax provision does not reflect tax accounting method change.

The Company filed the non-automatic Form 3115 subsequent to December 31, 2025. The Company expects to record an offsetting $1.3 million tax benefit in the quarter ending March 31, 2026. As a result, comparability of the Company’s effective tax rate between periods will be affected.

RESULTS OF OPERATIONS – Six months ended December 31, 2025, and 2024

The Company recorded net income of $661,000 ($0.05 per share) for the six months ended December 31, 2025, compared with $229,000 ($0.02 per share) for the same period in 2024, representing an increase of approximately $432,000. The increase was primarily attributable to higher net investment income, increased operating revenues, and lower operating expenses, partially offset by higher income tax expense in the current period, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the six months ended December 31, 2025, increased by $373,000, or 8.5 percent, compared with the same period in 2024. The increase was primarily attributable to the following factors:

•

There were no performance fee adjustments for USGIF in the current period, compared with fees paid of $159,000 in the prior year period, representing a favorable change. The USGIF performance fee, which applied to the equity funds only, were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fee when there was a 5 percent or more performance difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

•	Administrative service fees for USGIF increased by $34,000, reflecting higher average assets under management, primarily in equity funds.
•

Base management fees increased by $180,000. ETF unitary management fees decreased by $555,000, primarily due to lower average assets under management in the Jets ETF. These decreases were more than offset by a $735,000 increase in USGIF advisory fees, reflecting higher average assets under management, primarily in equity funds.

Operating Expenses

Total consolidated operating expenses for the six months ended December 31, 2025, decreased by $122,000, or 2.2 percent, compared with the same period in 2024.

The decrease was primarily attributable to a $298,000, or 10.3 percent, reduction in general and administrative expenses, primarily related to lower ETF-related costs. This decrease was partially offset by a $146,000, or 6.3 percent, increase in employee compensation and benefits, reflecting higher bonus expense, and a $44,000, or 18.0 percent, increase in advertising expenses related to expanded ETF marketing efforts.

Other Income (Loss)

Total consolidated other income was $3.0 million for the six months ended December 31, 2025, an increase of $1.6 million compared with $1.4 million in the prior year period. The increase was primarily driven by higher net investment income, reflecting unrealized gains on investment securities, partially offset by lower interest and dividend income.

Net investment income totaled $2.8 million in the current period, compared with $1.3 million in the prior year period. The change was driven by the following factors:

•

Net unrealized gains on equity securities and debt securities classified as trading totaled $1.9 million in the current period, compared with unrealized losses of $148,000 in the prior year period, reflecting a favorable change of $2.1 million. The current period includes $1.3 million of unrealized gains recognized under the measurement alternative; no such gains were recognized in the prior year period. The unrealized gains recognized during the period under the measurement alternative resulted from observable price changes in orderly transactions for identical or similar securities and are discussed further in Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•	Dividend and interest income was $819,000 in the current period compared with $1.3 million in the prior year period, an unfavorable change of $431,000. The change primarily reflects lower interest income earned on the Company's investment in HIVE convertible debentures due to principal repayments.
•	Realized gains on debt securities were $108,000 in the current period, compared with $373,000 in the prior year period, resulting in an unfavorable change of $265,000.
•	Foreign currency losses were $36,000 in the current period, compared with losses of $193,000 in the prior year period, reflecting a favorable change of $157,000.

Provision for Income Taxes

Income tax expense was $1.7 million for the six months ended December 31, 2025, compared with $91,000 for the same period in 2024, representing a change of $1.6 million. The increase in income tax expense was primarily attributable to $1.3 million tax adjustments related to the federal income tax treatment of certain HIVE convertible securities. In connection with its evaluation of the appropriate tax treatment of these securities, the Company determined that a change in tax accounting method would be required and subsequently filed a non-automatic Form 3115 with the Internal Revenue Service. As of December 31, 2025, the method change had not yet been filed and, accordingly, the Company’s interim tax provision does not reflect the tax accounting method change.

The Company filed the non-automatic Form 3115 subsequent to December 31, 2025. The  expects to record an offsetting $1.3 million benefit  in the quarter ending March 31, 2026. As a result, comparability of the Company’s effective tax rate between periods will be affected.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2025, the Company had net working capital (current assets minus current liabilities) of approximately $36.7 million, a decrease of $580,000, or 1.6 percent, since June 30, 2025, and a current ratio (current assets divided by current liabilities) of 19.4 to 1. With approximately $25.2 million in cash and cash equivalents, an increase of $675,000, or 2.7 percent since June 30, 2025, and $12.9 million in securities carried at fair value on a recurring basis, which together comprise approximately 80.8 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash and cash equivalents was primarily due to proceeds from principal paydowns of $2.3 million, proceeds on the sale of corporate investments of $500,000, return of capital distributions of $180,000, and net cash provided by operating activities of $224,000; partially offset by repurchases of the Company's common stock of $1.1 million, purchases of corporate investments of $918,000, and dividends paid of $579,000. Consolidated shareholders’ equity at December 31, 2025, was $44.2 million, a decrease of $1.0 million, or 2.3 percent since June 30, 2025. The decrease was primarily driven by repurchases of the Company's common stock (including excise tax) of $1.1 million, and $571,000 of dividends declared, partially offset by net income of $661,000 during the six months ended December 31, 2025.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of December 31, 2025, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2026, but may be suspended or discontinued. Cash and securities recorded at fair value on a recurring basis of approximately $38.1 million are available to fund current activities.

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

The following table summarizes the Company’s equity price risks in securities carried at fair value on a recurring basis as of December 31, 2025, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	December 31, 2025	Percentage Change	Price Change	Net Income (Loss)(1)
Trading securities at fair value	$12,917	25% increase	$16,146	$2,551
		25% decrease	$9,688	$(2,551)

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

Interest rate risk

Due to the Company’s investments in debt securities, interest rate fluctuations represent a market risk factor affecting the Company’s consolidated financial position. Debt securities may fluctuate in value due to changes in interest rates. Generally, investments subject to interest rate risk will decrease in value when interest rates rise and increase in value when interest rates decline. Fluctuations in interest rates could have a material impact on the Company’s investments in debt securities included on the Consolidated Balance Sheets and interest income recognized in net investment income (loss).

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025.

There has been no change in the Company’s internal control over financial reporting that occurred during the three and six months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2025. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan(3)	Purchased Under the Plan
10-01-25 to 10-31-25	106,024	$284	$2.68	106,024	$3,458
11-01-25 to 11-30-25	75,866	184	$2.42	75,866	$3,274
12-01-25 to 12-31-25	80,305	197	$2.45	80,305	$3,077
Total	262,195	$665	$2.53	262,195

1.

The Board of Directors of the Company approved on December 7, 2012, and has renewed annually, repurchases of up to $2.75 million in each of calendar years 2013 through 2022 of its outstanding class A common stock from time to time on the open market in accordance with all applicable rules and regulations. On February 25, 2022, the Company announced that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Board of Directors of the Company approved and has renewed annually, repurchases of up to $5.0 million in each calendar years 2023 through 2026.

2.	The average price paid per share of stock repurchased under the stock repurchase program includes the commissions paid to brokers.
3.	The total amount of shares that may be repurchased in 2025 under the program was $5.0 million. The total amount of shares that may be repurchased in 2026 under the program is $5.0 million.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	February 20, 2026	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	February 20, 2026	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer