Form 10-Q
period 2026-03-31
U S GLOBAL INVESTORS INC
filed 2026-05-13
CIK 754811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026

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

On May 6, 2026, there were 13,866,999 shares of Registrant’s class A nonvoting common stock issued and 10,335,647 shares of Registrant’s class A nonvoting common stock outstanding; no shares of Registrant’s class B nonvoting common shares outstanding; and 2,068,549 shares of Registrant’s class C voting common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,575	$24,552
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,197	9,692
Investments in held-to-maturity debt securities at amortized cost, current	1,000	-
Less: Allowance for credit losses	(39)	-
Investments in held-to-maturity debt securities, net of allowance for credit losses, current	961	-
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,119	1,036
Receivable for investment principal repayments (net of allowance for credit losses of $0, and $0, respectively)	-	750
Tax receivable	537	1,540
Prepaid expenses	663	549
Total Current Assets	38,052	39,119

Net Property and Equipment	1,109	1,101

Other Assets
Deferred tax asset	1,479	1,268
Investments in trading securities at fair value, non-current	3,231	2,496
Investments in available-for-sale debt securities at fair value (amortized cost: $0, and $3,993, respectively) (net of allowance for credit losses of $0, and $0, respectively)	-	1,576
Investments in held-to-maturity debt securities at amortized cost, non-current	-	1,000
Less: Allowance for credit losses	-	(52)
Investments in held-to-maturity debt securities, net of allowance for credit losses, non-current	-	948
Other investments	4,730	1,349
Financing lease, right of use assets	71	8
Other assets, non-current	249	199
Total Other Assets	9,760	7,844
Total Assets	$48,921	$48,064
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6	$10
Accrued compensation and related costs	294	469
Dividends payable	282	296
Financing lease liability, short-term	27	8
Other accrued expenses	1,211	1,091
Total Current Liabilities	1,820	1,874

Long-Term Liabilities
Deferred tax liability	81	17
Reserve for uncertain tax positions	845	891
Notes payable	75	75
Financing lease liability, long-term	52	-
Total Long-Term Liabilities	1,053	983
Total Liabilities	2,873	2,857
Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at March 31, 2026, and June 30, 2025; 10,405,542 and 10,982,687 shares outstanding at March 31, 2026, and June 30, 2025, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at March 31, 2026, and June 30, 2025	52	52
Additional paid-in-capital	16,563	16,556
Treasury stock, class A shares at cost; 3,461,457 and 2,884,312 shares at March 31, 2026, and June 30, 2025, respectively	(9,338)	(7,781)
Accumulated other comprehensive income (loss), net of tax	-	98
Retained earnings	38,424	35,935
Total Shareholders’ Equity	46,048	45,207
Total Liabilities and Shareholders’ Equity	$48,921	$48,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Operating Revenues
Advisory fees	$7,364	$6,400	$2,697	$2,072
Administrative services fees	160	92	65	31
Total Operating Revenues	7,524	6,492	2,762	2,103
Operating Expenses
Employee compensation and benefits	3,600	3,597	1,147	1,290
General and administrative	4,008	4,347	1,410	1,452
Advertising	394	487	105	243
Depreciation	32	50	10	11
Interest	5	1	2	-
Total Operating Expenses	8,039	8,482	2,674	2,996
Operating Income (Loss)	(515)	(1,990)	88	(893)
Other Income (Loss)
Net investment income (loss)	4,482	1,819	1,665	548
Other income (loss)	245	247	80	100
Total Other Income (Loss)	4,727	2,066	1,745	648
Income (Loss) Before Income Taxes	4,212	76	1,833	(245)
Provision for Income Taxes
Tax expense (benefit)	874	229	(844)	137
Net Income (Loss)	$3,338	$(153)	$2,677	$(382)

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.27	$(0.01)	$0.23	$(0.03)
Diluted Net Income (Loss) per share	$0.27	$(0.01)	$0.23	$(0.03)

Basic weighted average number of common shares outstanding	12,535,652	13,414,873	11,858,724	13,023,636
Diluted weighted average number of common shares outstanding	12,546,628	13,418,041	11,883,102	13,024,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
Net Income (Loss)	$3,338	$(153)	$2,677	$(382)
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	(13)	1	-	(18)
Less: reclassification adjustment for gains included in net income (loss), net of tax	(85)	(401)	-	(106)
Net change from available-for-sale securities	(98)	(400)	-	(124)
Other Comprehensive Income (Loss)	(98)	(400)	-	(124)
Total Comprehensive Income (Loss)	$3,240	$(553)	$2,677	$(506)

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2025	13,866,999	$347	2,068,549	$52	$16,556	2,884,312	$(7,781)	$98	$35,935	$45,207
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	159,074	(404)	-	-	(404)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(2)	(7,299)	20	-	-	18
Share-based compensation, net of tax	-	-	-	-	9	-	-	-	-	9
Dividends declared	-	-	-	-	-	-	-	-	(287)	(287)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(59)	-	(59)
Net income (loss)	-	-	-	-	-	-	-	-	1,507	1,507
Balance at September 30, 2025	13,866,999	$347	2,068,549	$52	$16,563	3,036,087	$(8,165)	$39	$37,155	$45,991
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	262,195	(670)	-	-	(670)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(2)	(7,439)	20	-	-	18
Dividends declared	-	-	-	-	-	-	-	-	(284)	(284)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(39)	-	(39)
Net income (loss)	-	-	-	-	-	-	-	-	(846)	(846)
Balance at December 31, 2025	13,866,999	$347	2,068,549	$52	$16,561	3,290,843	$(8,815)	$-	$36,025	$44,170
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	176,592	(539)	-	-	(539)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	2	(5,978)	16	-	-	18
Dividends declared	-	-	-	-	-	-	-	-	(278)	(278)
Net income (loss)	-	-	-	-	-	-	-	-	2,677	2,677
Balance at March 31, 2026	13,866,999	$347	2,068,549	$52	$16,563	3,461,457	$(9,338)	$-	$38,424	$46,048

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	197,887	(525)	-	-	(525)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(1)	(6,665)	18	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(304)	(304)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(142)	-	(142)
Net income (loss)	-	-	-	-	-	-	-	-	315	315
Balance at September 30, 2024	13,866,999	$347	2,068,549	$52	$16,442	2,304,738	$(6,387)	$442	$37,471	$48,367
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	236,731	(592)	-	-	(592)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(3)	(7,794)	22	-	-	19
Share-based compensation, net of tax	-	-	-	-	11	-	-	-	-	11
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(299)	(299)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(134)	-	(134)
Net income (loss)	-	-	-	-	-	-	-	-	(86)	(86)
Balance at December 31, 2024	13,866,999	$347	2,068,549	$52	$16,449	2,533,675	$(6,957)	$308	$37,086	$47,285
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	187,987	(459)	-	-	(459)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(3)	(7,856)	22	-	-	19
Share-based compensation, net of tax	-	-	-	-	58	-	-	-	-	58
Dividends declared	-	-	-	-	-	-	-	-	(297)	(297)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(124)	-	(124)
Net income (loss)	-	-	-	-	-	-	-	-	(382)	(382)
Balance at March 31, 2025	13,866,999	$347	2,068,549	$52	$16,504	2,713,806	$(7,394)	$184	$36,407	$46,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
(dollars in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,338	$(153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(1)	(100)
Net realized (gains) losses on securities	2,436	(507)
Net unrealized (gains) losses on securities	(5,822)	219
Provision for deferred taxes	(120)	44
Reserve for uncertain tax positions	(46)	53
Share-based compensation expense	9	68
Allowance for credit losses	(13)	(61)
Changes in operating assets and liabilities:
Accounts and other receivables	920	81
Prepaid expenses and other assets	(136)	(127)
Accounts payable and other accrued liabilities	(46)	(325)
Total adjustments	(2,819)	(655)
Net cash provided by (used in) operating activities	519	(808)
Cash Flows from Investing Activities:
Purchase of property and equipment	(40)	(6)
Purchase of other investments	(109)	-
Purchase of trading securities at fair value, non-current	(907)	(118)
Proceeds on sale of trading securities at fair value, current	500	-
Proceeds from principal paydowns of available-for-sale debt securities at fair value	2,342	2,250
Return of capital on non-current investments	174	-
Net cash provided by (used in) investing activities	1,960	2,126
Cash Flows from Financing Activities:
Principal payments on financing lease	(21)	(24)
Issuance of common stock	54	55
Repurchases of common stock	(1,608)	(1,574)
Excise taxes paid on repurchases of common stock	(19)	-
Dividends paid	(862)	(912)
Net cash provided by (used in) financing activities	(2,456)	(2,455)
Net increase (decrease) in cash, cash equivalents, and restricted cash	23	(1,137)
Beginning cash, cash equivalents, and restricted cash	25,552	28,399
Ending cash, cash equivalents, and restricted cash	$25,575	$27,262

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$282	$300
Excise tax liability accrued on stock repurchases	$15	$15
Lease liabilities obtained from new ROU assets - financing	$92	$-
Unsettled class A common stock repurchases	$-	$1

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$20	$128
Cash paid for interest	$3	$1

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

The Company has variable interests in certain funds it advises, specifically, certain funds within U.S. Global Investors Funds (“USGIF” or the “Funds”) and certain U.S Global exchange-traded fund ("ETF") clients. However, is not deemed to be the primary beneficiary of these funds. The Company’s interests in these VIEs consist of the Company’s direct ownership therein and any fees earned but uncollected. See further information about these funds in Notes 2 and 3. In the ordinary course of business, the Company may choose to waive certain fees or assume operating expenses of the funds it advises for competitive, regulatory or contractual reasons (see Note 3 for information regarding fee waivers). The Company has not provided financial support to any of these entities outside the ordinary course of business. The Company’s risk of loss with respect to these VIEs is limited to the carrying value of its investments in, and fees receivable from, the entities. The Company is not deemed to be the primary beneficiary because it does not have the obligation to absorb a majority of the expected losses or the right to receive the majority of the residual returns. The Company does not consolidate these VIEs because it is not the primary beneficiary. The Company’s total exposure to unconsolidated VIEs, consisting of the Company's investments in these entities (as reflected in the carrying value of investments in securities) and receivables for fees, was $10.4 million at March 31, 2026, and $11.0 million at June 30, 2025.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company's interests in these non-consolidated VIEs were as follows:

	Carrying Value and Maximum Exposure to Loss
(dollars in thousands)	March 31, 2026	June 30, 2025
Investments in trading securities at fair value, current	$9,197	$9,692
Investments in trading securities at fair value, non-current	808	872
Accounts and other receivables	409	439
Total VIE assets, maximum exposure to loss	$10,414	$11,003

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of annual income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024, and will be effective for the Company's fiscal 2026 annual disclosures. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company expects the adoption of ASU 2023-09 to result in enhanced income tax disclosures, including expanded rate reconciliation detail and disaggregated information regarding income taxes paid, in its annual consolidated financial statements. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 2. INVESTMENTS

As of March 31, 2026, the Company held investments carried at fair value on a recurring basis of $12.4 million and a cost basis of $13.2 million. The fair value of these investments is approximately 25.4 percent of the Company’s total assets at March 31, 2026. In addition, the Company held other investments of approximately $4.7 million, and held-to-maturity debt investments, net of allowance for credit losses, of $961,000.

The cost basis of investments is adjusted for amortization of premium or accretion of discount on debt securities held and the recharacterization of distributions from investments in partnerships, if applicable.

Concentrations of Credit Risk

A significant portion of the Company’s investments carried at fair value on a recurring basis included investments in USGIF valued at $10.0 million as of March 31, 2026, and $10.5 million at June 30, 2025.

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

The following tables summarize the major categories of investments with fair values adjusted on a recurring basis as of March 31, 2026, and June 30, 2025, and other investments with fair values adjusted on a nonrecurring basis, with fair values shown according to the fair value hierarchy.

	March 31, 2026
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$29	$-	$-	$29
Equities - International	1,194	-	-	1,194
Exchange Traded Funds - Crypto & digital asset	1,013	-	-	1,013
Exchange Traded Funds - Global equity	33	-	-	33
Exchange Traded Funds - Option strategy & income	187	-	-	187
Mutual funds - Fixed income	9,197	-	-	9,197
Mutual funds - Global equity	775	-	-	775
Total equity securities	12,428	-	-	12,428
Total investments carried at fair value on a recurring basis:	$12,428	$-	$-	$12,428
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$3,772	$3,772

1.	Other investments include equity securities without readily determinable fair values that were adjusted under the measurement alternative during the nine months ended March 31, 2026. These securities are classified within level 3 due to the infrequency of the observable price changes and, in certain cases, restrictions on the transferability of the shares.

	June 30, 2025
		Significant	Significant
	Quoted	Other	Unobservable
	Prices	Inputs	Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investments carried at fair value on a recurring basis:
Investments in trading securities:
Equity securities:
Equities - Domestic	$27	$-	$-	$27
Equities - International	426	-	-	426
Exchange Traded Funds - Crypto & digital asset	997	-	-	997
Exchange Traded Funds - Global equity	32	-	-	32
Exchange Traded Funds - Option strategy & income	111	-	-	111
Mutual funds - Fixed income	9,692	-	-	9,692
Mutual funds - Global equity	841	-	-	841
Total equity securities	12,126	-	-	12,126
Debt securities:
Corporate debt securities	62	-	-	62
Total investments in trading securities:	12,188	-	-	12,188
Investments in available-for-sale debt securities:
Corporate debt securities - Convertible debentures	-	-	1,576	1,576
Total investments carried at fair value on a recurring basis:	$12,188	$-	$1,576	$13,764
Investments carried at fair value on a nonrecurring basis:
Other investments (1)	$-	$-	$189	$189

1.

Other investments include equity securities without readily determinable fair values that were adjusted under the measurement alternative during the fiscal year ended June 30, 2025. These securities are classified within level 3 due to the infrequency of the observable price changes and, in certain cases, restrictions on the transferability of the shares.

The Company holds 15,000 common shares of HIVE, a company headquartered in the United States with cryptocurrency mining facilities in Paraguay, Sweden, and Canada, at a cost of $41,000. The investment had a fair value of $29,000 and $27,000 as of  March 31, 2026, and June 30, 2025, respectively, and was classified within Level 1 in the preceding tables. The common shares represent ownership in HIVE of less than 0.1 percent as of March 31, 2026. Frank Holmes serves on the board as executive chairman of HIVE and held options and restricted stock units at March 31, 2026. From August 2018 through January 2023, Mr. Holmes was Interim CEO of HIVE.

The available-for-sale security carried at fair value on a recurring basis in the preceding table as of June 30, 2025, consisted of an investment in convertible debentures of HIVE. The Company purchased the convertible securities for $15.0 million in January 2021. The investment comprised 8.0% interest-bearing unsecured convertible debentures, payable in quarterly installments with a five-year term, and 5.0 million common share purchase warrants of HIVE. Under the original terms, the principal amount of each debenture was convertible into common shares of HIVE at a conversion price of $2.34 per share, and each warrant, which expired in January 2024, entitled the Company to purchase one common share at an exercise price of $3.00 (Canadian). Following a reverse stock split, the conversion price of the debentures was adjusted to $11.70 per share. At June 30, 2025, the convertible securities did not represent an ownership interest in HIVE. The securities were subject to Canadian securities regulations.

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

Nine Months Ended March 31, 2026
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

Investments in Trading Securities at Fair Value

Investments in trading securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported within net investment income (loss). The following details the components of the Company’s trading securities carried at fair value as of March 31, 2026, and June 30, 2025.

	March 31, 2026
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(58)	$29
Equities - International	976	218	1,194
Exchange Traded Funds - Crypto & digital asset	1,548	(535)	1,013
Exchange Traded Funds - Global equity	30	3	33
Exchange Traded Funds - Option strategy & income	257	(70)	187
Mutual funds - Fixed income	9,367	(170)	9,197
Mutual funds - Global equity	929	(154)	775
Total equity securities at fair value	13,194	(766)	12,428
Total trading securities at fair value	$13,194	$(766)	$12,428

	June 30, 2025
(dollars in thousands)	Cost	Unrealized Gains (Losses)	Fair Value
Trading securities at fair value
Equity securities:
Equities - Domestic	$87	$(60)	$27
Equities - International	761	(335)	426
Exchange Traded Funds - Crypto & digital asset	967	30	997
Exchange Traded Funds - Global equity	30	2	32
Exchange Traded Funds - Option strategy & income	105	6	111
Mutual funds - Fixed income	9,869	(177)	9,692
Mutual funds - Global equity	929	(88)	841
Total equity securities at fair value	12,748	(622)	12,126
Debt securities:
Corporate debt securities	215	(153)	62
Total trading securities at fair value	$12,963	$(775)	$12,188

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

The Company held one financial instrument classified as available-for-sale containing an embedded derivative, representing an investment in HIVE, at  June 30, 2025. At that date, the fair value of the embedded derivative was zero. During the prior fiscal years, the Company recognized unrealized losses related to this embedded derivative through earnings. In December 2025, the remaining principal amount of the Company’s investment in available-for-sale debt securities containing a conversion option was paid in full, resulting in the realization of a loss of $2.5 million on the expired embedded derivative. As this loss had been previously recognized as unrealized in prior years, the realization had no net impact on net investment income (loss) for the current fiscal year.

The following details the components of the Company’s available-for-sale debt investments as of  June 30, 2025. There were no available-for-sale debt investments as of March 31, 2026.

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

The following table presents the effect of embedded derivatives on the Consolidated Statements of Operations, categorized by risk exposure, for the three and nine months ended March 31, 2026, and 2025.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)	Other Income (Loss)
(dollars in thousands)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)	Net Investment Income (Loss)
Embedded Derivatives:
Equity price risk exposure	$-	$(12)	$-	$(1)

At March 31, 2026, and June 30, 2025, the Company held one debt security classified as held-to-maturity. The following details are the components of the Company’s held-to-maturity debt investments as of March 31, 2026, and June 30, 2025.

	March 31, 2026
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(39)	$961	$-	$-	$961

	June 30, 2025
(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Held-to-maturity debt securities(1):
Corporate debt securities	$1,000	$(52)	$948	$-	$-	$948

1.	Held-to-maturity debt investments are carried at amortized cost, net of allowance for credit losses, and the fair value is classified as Level 2 according to the fair value hierarchy.

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

The Company monitors the credit quality of debt securities through credit ratings from various rating agencies. Credit ratings express opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade are considered to have distinctively higher credit risk than investment grade securities. For securities without credit ratings, the Company utilizes other financial information indicating the financial health of the underlying organization. As of March 31, 2026, and  June 30, 2025, the held-to-maturity debt investment held by the Company did not have a credit rating.

Since the held-to-maturity debt security does not have a credit rating, management has determined that the discounted cash flow method provides the best basis for its assessment and determination of expected credit losses. The Company has elected to reflect the change in the allowance solely attributable to the passage of time in interest income. Changes attributable to the passage of time are those solely due to changes in the present value of the expected cash flows as the instrument approaches maturity rather than expectations of cash flow timing or amounts. The change in allowance for credit losses attributable to the passage of time, included as an increase in interest income within net investment income (loss) on the Consolidated Statements of Operations, was $2,000 and $13,000 for the three and nine months ended March 31, 2026, respectively, and $3,000 and $61,000 for the three and nine months ended March 31, 2025, respectively.

The following table presents the activity in the allowance for credit losses for the held-to-maturity debt investment for the nine months ended March 31, 2026, and 2025.

	Nine Months Ended
	March 31,
(dollars in thousands)	2026	2025
Beginning Balance	$52	$132
Provision for credit losses - reversal (1)	(13)	(61)
Ending Balance	$39	$71

1.	Represents the change in present value attributable to the passage of time included in interest income.

The following summarizes the net carrying amount and estimated fair value of held-to-maturity debt securities at March 31, 2026, by contractual maturity dates.

March 31, 2026
Held-to-maturity
debt securities
Due in less than
(dollars in thousands)	one year
Amortized Cost	$1,000
Fair Value	$961

As of March 31, 2026, and June 30, 2025, none of the Company’s investments in debt securities classified as held-to-maturity or available-for-sale were delinquent or in a non-accrual status. Accrued interest receivable of $25,000 and $40,000 is included in accounts and other receivables on the Consolidated Balance Sheets as of  March 31, 2026, and  June 30, 2025, respectively. The accrued interest receivable as of  June 30, 2025, includes amounts related to the Company's available-for-sale debt security, which was not held as of March 31, 2026.

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

The carrying value of equity securities without readily determinable fair values was approximately $1.3 million as of June 30, 2025. The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2026, and 2025, that are measured under the measurement alternative, as well as the related adjustments recorded during the periods presented for those securities with observable price changes or impairments. These securities are included in the nonrecurring fair value hierarchy tables when observable price changes occur or when impairments are recognized.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
Other Investments
Carrying value	$4,730	$1,687	$4,730	$1,687
Upward carrying value changes	$3,272	$-	$1,944	$-
Downward carrying value changes/impairment	$-	$-	$-	$-

The period-end carrying values reflect cumulative purchases and sales, as well as upward and downward carrying adjustments resulting from observable price changes and impairment assessments. Through March 31, 2026, the cumulative amount of upward adjustments to all equity securities without readily determinable fair values totaled $5.8 million since their respective acquisition dates. These upward adjustments were recorded solely in connection with observable price changes in orderly transactions and not as a result of recurring fair value measurements. The most recent upward adjustment was based on an observable transaction involving an issuance of similar equity securities by the issuer during the period. The Company considered the transaction price in that issuance and concluded that it represented an observable price change under ASC 321. Accordingly, the carrying value of the investment was adjusted under the measurement alternative.

The cumulative amount of impairments and other downward adjustments to all equity securities without readily determinable fair values totaled $5.4 million through March 31, 2026. Downward adjustments include impairments identified based on qualitative assessments, return-of-capital distributions, and decreases in carrying value resulting from observable price changes.

Net Investment Income (Loss)

Net investment income (loss) from the Company’s investments includes:

●	realized gains and losses on sales of securities;
●	realized gains and losses on principal payment proceeds;
●	unrealized gains and losses on securities at fair value;
●	impairments and observable price changes on equity investments without readily determinable fair values;
●	dividend and interest income; and
●	realized foreign currency gains and losses.

The following summarizes net investment income (loss) reflected in earnings for the periods presented.

	Nine Months Ended		Three Months Ended
(dollars in thousands)	March 31,		March 31,
Net Investment Income (Loss)	2026	2025	2026	2025
Net realized gains (losses) on equity securities	$(2)	$-	$-	$-
Net realized gains (losses) on debt securities	108	507	-	134
Net realized gains (losses) on embedded derivatives	(2,542)	-	-	-
Net unrealized gains (losses) on equity securities	3,128	(149)	1,349	(50)
Net unrealized gains (losses) on debt securities	152	(58)	-	(9)
Net unrealized gains (losses) on embedded derivatives	2,542	(12)	-	(1)
Net unrealized gains (losses) on cash equivalents	5	9	6	9
Dividend and interest income	1,183	1,715	364	466
Net realized foreign currency gains (losses)	(92)	(193)	(54)	(1)
Total Net Investment Income (Loss)	$4,482	$1,819	$1,665	$548

Realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures were $108,000 for the nine months ended March 31, 2026, with no reclassifications in the three-month period, compared with $134,000 and $507,000 for the three and nine months ended March 31, 2025, respectively.

The following table presents net unrealized gains (losses) recognized in net investment income (loss) during the three and nine months ended March 31, 2026, and 2025, related to equity securities and debt securities classified as trading that were held as of the respective period-end dates.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
Net unrealized gains (losses) for securities held at the reporting date:
Equity securities:
Net gains (losses) recognized during the period	$3,126	$(149)	$1,349	$(50)
Less: Net gains (losses) recognized during the period on securities sold during the period	(2)	-	-	-
Net unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date (1)	$3,128	$(149)	$1,349	$(50)
Debt securities classified as trading:
Net gains (losses) recognized during the period	$152	$(58)	$-	$(9)
Less: Net gains (losses) recognized during the period on securities sold during the period	152	-	-	-
Net unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date (2)	$-	$(58)	$-	$(9)

1.

Includes net unrealized gains of $1.9 million and $3.3 million recognized under the measurement alternative for the three and nine months ended March 31, 2026, respectively. No amounts were recognized under the measurement alternative for the three and nine months ended March 31, 2025.

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

NOTE 3. INVESTMENT MANAGEMENT AND OTHER FEES

The following table presents operating revenues disaggregated by performance obligation.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
ETF advisory fees	$4,584	$5,251	$1,546	$1,657
USGIF advisory fees	2,780	1,378	1,151	484
USGIF performance fees received (paid)	-	(229)	-	(69)
Total Advisory Fees	7,364	6,400	2,697	2,072
USGIF administrative services fees	160	92	65	31
Total Operating Revenue	$7,524	$6,492	$2,762	$2,103

The Company serves as investment advisor to four U.S.-based ETF clients: U.S. Global Jets ETF (ticker JETS), U.S. Global GO GOLD and Precious Metal Miners ETF (ticker GOAU), U.S. Global Sea to Sky Cargo ETF (ticker SEA), and the U.S. Global Technology and Aerospace & Defense ETF (ticker WAR). The Company receives a unitary management fee of 0.60 percent of average net assets and has agreed to bear all expenses of the U.S.-based ETFs, except the U.S. Global Sea to Sky Cargo ETF ("SEA"). The Company has agreed to contractually limit the expenses of SEA through  April 2027. For the three and nine months ended March 31, 2026, aggregate fees waived and expenses borne by the Company for SEA were $33,000 and $105,000, respectively, including waived fees of $20,000 and $47,000, respectively. For the three and nine months ended March 31, 2025, aggregate fees waived and expenses borne by the Company for SEA were $33,000 and $111,000, respectively, including waived fees of $9,000 and $28,000, respectively. The Company also serves as an investment advisor to one European-based ETF, The Travel UCITS ETF (ticker TRIP). The Company receives a unitary management fee of 0.69 percent of average net assets and has agreed to bear all expenses of the European-based ETF.

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

The Company has agreed to contractually limit the expenses of the Funds except the U.S. Government Securities Ultra-Short Bond Fund through  April 2027. The Company has voluntarily waived or reduced its fees and/or agreed to pay expenses on the U.S. Government Securities Ultra-Short Bond Fund. This cap will continue on a voluntary basis at the Company’s discretion. For the three and nine months ended March 31, 2026, aggregate fees waived and expenses borne by the Company for USGIF were $172,000 and $588,000, respectively, including waived fees of $125,000 and $417,000, respectively. For the three and nine months ended March 31, 2025, aggregate fees waived and expenses borne by the Company for USGIF were $211,000 and $743,000, respectively, including waived fees of $167,000 and $587,000, respectively. USGIF revenue included on the Consolidated Statements of Operations is net of fee waivers. Management cannot predict the impact of future waivers due to the number of variables and the range of potential outcomes.

The Company receives administrative service fees from USGIF based on an annual rate of 0.05 percent on the average daily net assets of each fund.

As of March 31, 2026, the Company had $872,000 in receivables from fund clients, of which $483,000 was from the ETFs and $389,000 was from USGIF. As of June 30, 2025, the Company had $683,000 in receivables from fund clients, of which $494,000 was from the ETFs and $189,000 was from USGIF. There was no allowance for credit losses related to receivables as of March 31, 2026, or June 30, 2025.

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

(dollars in thousands)	March 31, 2026	June 30, 2025
Cash and cash equivalents	$24,575	$24,552
Restricted cash	1,000	1,000
Total cash, cash equivalents, and restricted cash	$25,575	$25,552

NOTE 5. LEASES

The Company has lease agreements for office equipment that expire in fiscal year 2029. Lease expenses included in general and administrative expense on the Consolidated Statements of Operations totaled $24,000 and $80,000 for the three and nine months ended March 31, 2026, respectively, and $25,000 and $75,000 for the three and nine months ended March 31, 2025, respectively.

The following table presents the components of lease cost.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$27	$24	$6	$8
Interest on lease liabilities	5	1	2	-
Total finance lease cost	32	25	8	8
Short-term lease cost	53	51	18	17
Total lease cost	$85	$76	$26	$25

Supplemental information related to the Company's leases follows.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
Operating cash flows from financing leases included in lease liabilities	$3	$1	$2	$-
Financing cash flows from financing leases included in lease liabilities	$21	$24	$6	$8
Lease liabilities obtained from new ROU assets - financing (1)	$92	$-	$-	$-

1.

During the nine months ended March 31, 2026, non-cash changes in lease liabilities included $92,000 of new right-of-use assets recognized in exchange for new lease liabilities and $6,000 of amortization of lease liabilities during rent-free periods. There were no non-cash changes in lease liabilities during the three months ended March 31, 2026, or during the three and nine months ended March 31, 2025.

Additional qualitative information concerning the Company’s leases follows.

	March 31, 2026	June 30, 2025
Weighted-average remaining lease term - financing leases (years)	2.75	0.25
Weighted-average discount rate - financing leases	7.50%	4.75%

The following table presents the maturities of lease liabilities as of March 31, 2026.

(dollars in thousands)
Fiscal Year	Finance Leases
2026 (excluding the nine months ended March 31, 2026)	$8
2027	32
2028	32
2029	16
Total lease payments	88
Less imputed interest	(9)
Total	$79

The Company is the lessor of certain areas of its owned office building under operating leases expiring in various months through fiscal year 2028. At the commencement of an operating lease, no income is recognized; subsequently, lease payments received are recognized on a straight-line basis. Lease income included in other income on the Consolidated Statements of Operations was $30,000 and $88,000 for the three and nine months ended March 31, 2026, respectively, and $28,000 and $75,000 for the three and nine months ended March 31, 2025, respectively. The Company is party to a lease agreement with HIVE, a related party, for certain areas of the Company’s office building. The terms of the lease were determined to be consistent with market rates.

The following is a summary analysis of annual undiscounted cash flows to be received on leases as of March 31, 2026.

(dollars in thousands)
Fiscal Year	Operating Leases
2026 (excluding the nine months ended March 31, 2026)	$14
2027	58
2028	34
Total lease payments	$106

The Company may terminate the building leases with one hundred eighty days written notice if it sells the property. If the Company terminates the lease, the Company will pay the tenant a termination fee of the lesser of six months of the base monthly rent or the base monthly rent times the number of months remaining in the initial term.

NOTE 6. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

(dollars in thousands)	March 31, 2026	June 30, 2025
Professional fees	$537	$455
Vendors payable	269	143
ETF operating and distribution expenses	343	411
Other taxes payable	52	72
Other accrued items	10	10
Other accrued expenses	$1,211	$1,091

A portion of other accrued expenses relates to out-of-pocket expenses incurred by the Company are reimbursable by HIVE. Receivables from HIVE for these reimbursable out-of-pocket expenses amounted to $134,000 and $239,000 as of March 31, 2026, and June 30, 2025, respectively, are included within accounts and other receivables on the Consolidated Balance Sheets.

NOTE 7. DEBT

The Company has access to a $1.0 million credit facility for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million at March 31, 2026, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2026, the credit facility remains unutilized by the Company.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The dividend rate per share was $0.0075 per month for fiscal year 2025 and through  March 2026.

In March 2026, the Board authorized the continuance of the monthly dividend of $0.0075 per share from April through June 2026, at which time it will be considered for continuation by the Board.

The Company has a share repurchase program, approved by the Board of Directors, authorizing the Company to annually purchase up to $5.0 million of its outstanding common shares, as market and business conditions warrant, on the open market in compliance with Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has been in place since December 2012, and the Board of Directors has annually renewed the repurchase program each calendar year. The Company announced on February 25, 2022, that the Board of Directors of the Company approved an increase to the limit of its annual share buyback program from $2.75 million to $5.0 million. The Company announced on September 19, 2024, that the Board of Directors of the Company approved an update authorizing the Company to repurchase up to $5.0 million of its outstanding common shares between September 13, 2024, and December 31, 2024. As a result, the total amount of shares that may be repurchased under the program was $6.5 million in 2024 and $5.0 million in each of 2025 and 2026. The acquired shares may be used for corporate purposes, including shares issued to employees in the Company’s stock-based compensation programs. During the three and nine months ended March 31, 2026, the Company repurchased 176,592 and 597,861 class A shares for $534,000 and $1.6 million, respectively. During the three and nine months ended March 31, 2025, the Company repurchased 187,987 and 622,605 class A shares for $454,000, and $1.6 million, respectively.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on stock buybacks by publicly traded corporations. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders' Equity. The impact of these provisions was $5,000 and $15,000 for the three and nine months ended March 31, 2026, respectively, and $5,000 and $15,000 for the three and nine months ended March 31, 2025, respectively. All amounts presented in this report related to the Company's share repurchases and the Company's share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Stock Option Plans

The Company’s stock option plans allow for the granting of class A shares as either incentive or non-qualified stock options to employees and non-employee directors. The terms and conditions of these options, including exercise price, vesting schedule, and expiration, are determined by the Compensation Committee of the Board of Directors.

Under the 1989 Plan, there were 352,000 and 228,000 stock options outstanding and exercisable as of March 31, 2026, and 2025, respectively. The weighted average exercise prices of these options were $4.76 and $6.05, respectively. There were no nonvested stock options outstanding as of March 31, 2026, and 125,100 nonvested stock options outstanding as of March 31, 2025, with a weighted average exercise of $2.41.

Under the 1997 Plan, there were 2,000 stock options outstanding and exercisable as of both March 31, 2026, and March 31, 2025, with a weighted average exercise price of $2.74.

Stock Option Activity

During the three and nine months ended March 31, 2026, no stock options were granted or exercised, and 200 options were forfeited. During the three and nine months ended March 31, 2025, the Company granted 25,000 and 125,100 stock options, respectively, with weighted‑average grant‑date fair values of $0.99 and $1.06 and a six‑month vesting period. No stock options were exercised in either period in fiscal 2025, and forfeitures of 1,000 options occurred only during the nine-month period in fiscal 2025.

Share-Based Compensation Expense

The Company measures share-based compensation expense at the grant date, based on the fair value of the awards. This expense is recognized ratably over the awards’ vesting period. No share-based compensation expense was recognized for the three months ended March 31, 2026. Share-based compensation expense of $9,000 was recognized for the nine months ended March 31, 2026, and $58,000 and $68,000 was recognized for the three and nine months ended March 31, 2025, respectively. As of March 31, 2026, there were no unrecognized share-based compensation costs related to share-based awards under the plans. As of March 31, 2025, unrecognized share-based compensation costs totaled $65,000.

NOTE 9. EARNINGS PER SHARE

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net Income (Loss)	$3,338	$(153)	$2,677	$(382)

Weighted average number of outstanding shares
Basic	12,535,652	13,414,873	11,858,724	13,023,636
Effect of dilutive securities
Stock options	10,976	3,168	24,378	805
Diluted	12,546,628	13,418,041	11,883,102	13,024,441

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.27	$(0.01)	$0.23	$(0.03)
Diluted Net Income (Loss) per share	$0.27	$(0.01)	$0.23	$(0.03)

The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price for the period, as their inclusion would be anti-dilutive. For the three and nine months ended March 31, 2026, employee stock options of 227,000 and 229,000, respectively, were excluded from diluted EPS. For the three and nine months ended March 31, 2025, employee stock options of 330,100 and 230,000, respectively, were excluded from diluted EPS.

During the three and nine months ended March 31, 2026, and 2025, the Company repurchased class A shares on the open market. Upon repurchase, these shares are classified as treasury shares and are deducted from outstanding shares in the earnings per share calculation.

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

As of  March 31, 2026, the Company recorded a valuation allowance of $26,000 against deferred tax assets, primarily capital loss carryforwards. The realization of capital loss carryforwards is dependent upon future capital gains. The Company concluded that it was more-likely-than-not that a portion of these deferred tax assets would not be realized.

In addition, income tax expense for the three months ending March 31, 2026, was reduced by discrete items, primarily a 481(a) adjustment related to the federal income tax treatment of certain HIVE securities and a decrease in the valuation allowance. As a result, the Company's effective tax rate may not be comparable between periods. The effective tax rate was (46.0) and 20.8 percent for the three and nine months ended March 31, 2026, respectively, and (55.9) and 301.3 percent for the three and nine months ended March 31, 2025, respectively.

The Company maintains a reserve for uncertain tax positions for income tax matters. As of March 31, 2026, and June 30, 2025, the total reserve for uncertain tax positions, including $387,000 and $421,000 of accrued interest and penalties, respectively, and net of federal benefits, was $845,000 and $891,000, respectively. These amounts are included within long-term liabilities on the Consolidated Balance Sheets. The Company believes the reserve balance as of March 31, 2026, including interest and penalties and net of federal benefits, adequately covers open tax years and uncertain tax positions for major taxing jurisdictions. If recognized, the entire $845,000 of unrecognized tax benefits would impact the Company's effective income tax rate.

On July 4, 2025, President Trump signed into law Public Law 119-21, commonly known as the One Big Beautiful Bill Act (the “Act”), which contained several tax reform proposals. A Company is required to adjust current and deferred tax liabilities and assets for the effects of changes in tax laws or rates in income from continuing operations in the interim period that includes the enactment date. The impact of the Act is reflected in the Company’s interim results for the three and nine months ended March 31, 2026, and is immaterial.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) (“AOCI”) by component.

(dollars in thousands)	Unrealized gains (losses) on available-for-sale investments
Nine Months Ended March 31, 2026
Balance at June 30, 2025	$98
Other comprehensive income (loss) before reclassifications	(17)
Tax effect	4
Amount reclassified from AOCI	(108)
Tax effect	23
Net other comprehensive income (loss)	(98)
Balance at March 31, 2026	$-

Nine Months Ended March 31, 2025
Balance at June 30, 2024	$584
Other comprehensive income (loss) before reclassifications	1
Tax effect	-
Amount reclassified from AOCI	(507)
Tax effect	106
Net other comprehensive income (loss)	(400)
Balance at March 31, 2025	$184

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

The following schedule details total revenues, income, and gross identifiable assets by business segment:

(dollars in thousands)	Investment Management Services	Corporate Investments	Consolidated
Nine Months Ended March 31, 2026
Operating revenues	$7,524	$-	$7,524
Net investment income (loss)	$-	$4,482	$4,482
Other income (loss)	$245	$-	$245
Income (loss) before income taxes	$(270)	$4,482	$4,212
Operating income (loss)	$(515)	$-	$(515)
Add back: Depreciation	$32	$-	$32
Add back: Interest	$5	$-	$5
Operating income (loss), as adjusted	$(478)	$-	$(478)

Gross identifiable assets at March 31, 2026	$24,795	$22,647	$47,442
Deferred tax asset			$1,479
Consolidated total assets at March 31, 2026			$48,921

Nine Months Ended March 31, 2025
Operating revenues	$6,492	$-	$6,492
Net investment income (loss)	$-	$1,819	$1,819
Other income (loss)	$247	$-	$247
Income (loss) before income taxes	$(1,743)	$1,819	$76
Operating income (loss)	$(1,990)	$-	$(1,990)
Add back: Depreciation	$50	$-	$50
Add back: Interest	$1	$-	$1
Operating income (loss), as adjusted	$(1,939)	$-	$(1,939)

Gross identifiable assets at March 31, 2025	$26,531	$20,325	$46,856
Deferred tax asset			$1,902
Consolidated total assets at March 31, 2025			$48,758
Three Months Ended March 31, 2026
Operating revenues	$2,762	$-	$2,762
Net investment income (loss)	$-	$1,665	$1,665
Other income (loss)	$80	$-	$80
Income (loss) before income taxes	$168	$1,665	$1,833
Operating income (loss)	$88	$-	$88
Add back: Depreciation	$10	$-	$10
Add back: Interest	$2	$-	$2
Operating income (loss), as adjusted	$100	$-	$100
Three Months Ended March 31, 2025
Operating revenues	$2,103	$-	$2,103
Net investment income (loss)	$-	$548	$548
Other income (loss)	$100	$-	$100
Income (loss) before income taxes	$(793)	$548	$(245)
Operating income (loss)	$(893)	$-	$(893)
Add back: Depreciation	$11	$-	$11
Add back: Interest	$-	$-	$-
Operating income (loss), as adjusted	$(882)	$-	$(882)

Operating revenues from investment management services include revenues from ETF clients of $1.5 million and $4.6 million for the three and nine months ended March 31, 2026, respectively, and $1.7 million and $5.3 million for the three and nine months ended March 31, 2025, respectively. Operating revenues from investment management services also include revenues from USGIF of $1.2 million and $2.9 million for the three and nine months ended March 31, 2026, respectively, and $446,000 and $1.2 million for the three and nine months ended March 31, 2025, respectively.

NOTE 13. CONTINGENCIES AND COMMITMENTS

The Company continuously reviews investor, employee and vendor complaints, and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated through consultation with legal counsel, and a loss contingency is recorded if probable and reasonably estimable.

During the normal course of business, the Company may be subject to various claims, legal proceedings, and other contingencies. These matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably. The Company establishes accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements of the Company. Excluding reserves for uncertain tax positions, the Company recorded no accruals for contingencies as of March 31, 2026, or June 30, 2025.

The Board has authorized a monthly dividend of $0.0075 per share through June 2026, at which time it will be considered for continuation by the Board. Payment of cash dividends is within the discretion of the Company’s Board of Directors and is dependent on earnings, operations, capital requirements, general financial condition of the Company, and general business conditions. The total amount of cash dividends expected to be paid to class A and class C shareholders from April to June 2026 is approximately $282,000.

Note 14. Subsequent EventS

The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that there were no subsequent events requiring recognition or disclosure in the accompanying Consolidated Financial Statements.

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

At March 31, 2026, total assets under management (“AUM”), including ETF and USGIF clients, were approximately $1.4 billion, compared to approximately $1.2 billion at March 31, 2025, representing an increase of $239.1 million. Average AUM for the nine months ended March 31, 2026, was approximately $1.5 billion, compared with approximately $1.5 billion for the nine months ended March 31, 2025, representing a decrease of $36.8 million, despite similar rounded amounts. Total AUM was approximately $1.3 billion at June 30, 2025, the Company’s prior fiscal year end, and increased by $105.7 million during the nine months ended March 31, 2026.

The following tables summarize the changes in AUM for USGIF for the three and nine months ended March 31, 2026, and 2025.

	Changes in Assets Under Management
	Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$468,863	$50,755	$519,618	$226,846	$53,324	$280,170
Market appreciation (depreciation)	8,499	195	8,694	41,866	481	42,347
Dividends and distributions	(57,722)	(377)	(58,099)	-	(437)	(437)
Net shareholder purchases (redemptions)	52,091	2,594	54,685	(3,453)	(1,195)	(4,648)
Ending Balance	$471,731	$53,167	$524,898	$265,259	$52,173	$317,432

Average investment management fee	0.89%	0.00%	0.81%	0.79%	0.00%	0.65%
Average net assets	$524,527	$51,629	$576,156	$249,043	$52,452	$301,495

	Changes in Assets Under Management
	Nine Months Ended March 31,
	2026			2025
(dollars in thousands)	Equity	Fixed Income	Total	Equity	Fixed Income	Total
Beginning Balance	$296,756	$53,679	$350,435	$233,296	$55,102	$288,398
Market appreciation (depreciation)	183,009	1,115	184,124	45,324	1,563	46,887
Dividends and distributions	(74,405)	(1,177)	(75,582)	(7,591)	(1,398)	(8,989)
Net shareholder purchases (redemptions)	66,371	(450)	65,921	(5,770)	(3,094)	(8,864)
Ending Balance	$471,731	$53,167	$524,898	$265,259	$52,173	$317,432

Average investment management fee	0.87%	0.00%	0.78%	0.75%	0.00%	0.61%
Average net assets	$425,166	$51,530	$476,696	$245,983	$53,978	$299,961

As reflected above, USGIF's period-end AUM at March 31, 2026, was higher than at March 31, 2025. Average net assets for both the three and nine months ended March 31, 2026, were also higher than the corresponding prior-year periods.

For the three and nine months ended March 31, 2026, the increase in AUM was primarily attributable to market appreciation within the equity funds. The net shareholder purchases reflected in the table above for the three-month period were primarily driven by reinvested dividends and distributions.

AUM also increased for the three and nine months ended March 31, 2025, primarily driven by market appreciation within the equity funds.

The average annualized investment management fee rate (total advisory fees, excluding performance fees, as a percentage of average assets under management) was 81 and 78 basis points for the three and nine months ended March 31, 2026, respectively, compared to 65 and 61 basis points for the corresponding prior-year periods.

For equity funds, the average investment management fee was 89 and 87 basis points for the three and nine months ended March 31, 2026, respectively, compared to 79 and 75 basis points for the corresponding prior-year periods. The Company has contractually and voluntarily agreed to limit fund expenses, which resulted in fee waivers and expense reimbursements. As a result, the average investment management fee for the fixed income funds was minimal.

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

As of March 31, 2026, the Company held investments carried at fair value on a recurring basis of $12.4 million and a cost basis of $13.2 million. The fair value of these investments is approximately 25.4 percent of the Company’s total assets at March 31, 2026. In addition, the Company held other investments of approximately $4.7 million, and held-to-maturity debt investments, net of allowance for credit losses, of $961,000.

Investments recorded at fair value on a recurring basis were approximately $12.4 million at March 31, 2026, compared to approximately $13.8 million at June 30, 2025, the Company’s prior fiscal year end, which is a decrease of approximately $1.3 million. See Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2026, and 2025

The Company recorded net income of $2.7 million ($0.23 per share) for the three months ended March 31, 2026, compared with net loss of $382,000 ($(0.03) per share) for the three months ended March 31, 2025, representing a change of approximately $3.1 million. The change was primarily attributable to higher net investment income, a favorable change in income tax expense/benefit, higher operating revenues, and lower operating expenses, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the three months ended March 31, 2026, increased $659,000, or 31.3 percent, compared with the same period in 2025. The increase was primarily attributable to the following factors:

•

There were no performance fee adjustments for USGIF in the current period, compared with fees paid of $69,000 in the prior-year period, representing a favorable change. The USGIF performance fees, which applied to the equity funds only, were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fee when there was a 5 percent or more performance difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

•	Administrative service fees for USGIF increased by $34,000, reflecting higher average assets under management, primarily in equity funds.
•

Base management fees increased by $556,000. ETF unitary management fees decreased by $111,000 primarily due to lower average assets under management in the Jets ETF. These decreases were more than offset by a $667,000 increase in USGIF advisory fees, reflecting higher average assets under management, primarily in equity funds.

Operating Expenses

Total consolidated operating expenses for the three months ended March 31, 2026, decreased by $322,000, or 10.7 percent, compared with the same period in 2025.

The decrease was primarily driven by a $143,000, or 11.1 percent, reduction in employee compensation and benefits, reflecting lower employee salaries, hiring costs, and profit sharing; a $138,000, or 56.8 percent, decline in advertising expenses, primarily attributable to elevated advertising spending in the prior-year period; and a $42,000, or 2.9 percent, decrease in general and administrative expenses, primarily due to lower ETF-related costs.

Other Income (Loss)

Total consolidated other income was $1.7 million for the three months ended March 31, 2026, an increase of $1.1 million compared with $648,000 in the prior-year period. The increase was primarily driven by higher net investment income, reflecting a favorable change in unrealized gains on investment securities, partially offset by lower realized gains on debt securities and lower interest and dividend income.

Net investment income totaled $1.7 million in the current period, compared with $548,000 in the prior-year period. The increase was driven by the following factors:

•	Net unrealized gains on equity securities and debt securities classified as trading totaled $1.3 million in the current period, compared with net unrealized losses of $59,000 in the prior-year period, reflecting a favorable change of $1.4 million. The current period includes $1.9 million of unrealized gains recognized under the measurement alternative; no such gains were recognized in the prior-year period. The unrealized gains recognized during the period under the measurement alternative resulted from observable price changes in orderly transactions for identical or similar securities and are discussed further in Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
•	Dividend and interest income was $364,000 in the current period, compared with $466,000 in the prior-year period, reflecting an unfavorable change of $102,000. The change is primarily related to the absence of interest income earned on the Company's investment in HIVE convertible debentures, which were paid in full in December 2025.
•	There were no realized gains on debt securities in the current period, compared with $134,000 in the prior-year period, resulting in an unfavorable change of $134,000. The change was due to the absence of realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures, which were paid in full in December 2025.
•	Foreign currency losses were $54,000 in the current period, compared with $1,000 in the prior-year period, reflecting an unfavorable change of $53,000.

Provision for Income Taxes

There was an income tax benefit of $844,000 for the three months ended March 31, 2026, compared with an income tax expense of $137,000 for the same period in 2025, representing a change of approximately $981,000. The change was primarily driven by discrete tax items, including a 481(a) adjustment related to the federal income tax treatment of certain HIVE convertible securities and a decrease in the valuation allowance. These discrete items reduced income tax expense for the three months ended March 31, 2026, and had the effect of offsetting tax expense recognized in the three months ending December 31, 2025. As a result, the Company’s effective tax rate may not be comparable between periods.

RESULTS OF OPERATIONS – Nine months ended March 31, 2026, and 2025

The Company recorded net income of $3.3 million ($0.27 per share) for the nine months ended March 31, 2026, compared with a net loss of $153,000 ($(0.01) per share) for the same period in 2025, representing a change of approximately $3.5 million. The increase was primarily attributable to higher net investment income, increased operating revenues, lower operating expenses, partially offset by higher income tax expense in the current period, as discussed further below.

Operating Revenues

Total consolidated operating revenues for the nine months ended March 31, 2026, increased by $1.0 million, or 15.9 percent, compared with the same period in 2025. The increase was primarily attributable to the following factors:

•

There were no performance fee adjustments for USGIF in the current period, compared with fees paid of $229,000 in the prior-year period, representing a favorable change. The USGIF performance fees, which applied to the equity funds only, were fulcrum fees consisting of a 0.25 percent upwards or downwards adjustment of the base management fee when there was a 5 percent or more performance difference between a fund’s performance and that of its designated benchmark index over the prior rolling 12 months. This performance adjustment began to be phased out during the fourth quarter of fiscal 2024 and ceased during the fourth quarter of fiscal 2025. During the phase-out period, the adjustment for the performance fee could only be adjusted downward.

•	Administrative service fees for USGIF increased by $68,000, reflecting higher average assets under management, primarily in equity funds.
•

Base management fees increased by $735,000. ETF unitary management fees decreased by $667,000, primarily due to lower average assets under management in the Jets ETF. These decreases were more than offset by a $1.4 million increase in USGIF advisory fees, reflecting higher average assets under management, primarily in equity funds.

Operating Expenses

Total consolidated operating expenses for the nine months ended March 31, 2026, decreased by $443,000, or 5.2 percent, compared with the same period in 2025.

The decrease was primarily driven by a $339,000, or 7.8 percent, reduction in general and administrative expenses, primarily due to lower ETF-related costs; and a $93,000, or 19.1 percent, decline in advertising expenses, primarily attributable to elevated advertising spending in the prior-year period.

Other Income (Loss)

Total consolidated other income was $4.7 million for the nine months ended March 31, 2026, an increase of $2.7 million compared with $2.1 million in the prior-year period. The increase was primarily driven by higher net investment income, reflecting a favorable change in unrealized gains on investment securities, partially offset by lower realized gains on debt securities and lower interest and dividend income.

Net investment income totaled $4.5 million in the current period, compared with $1.8 million in the prior-year period. The increase was driven by the following factors:

•

Net unrealized gains on equity securities and debt securities classified as trading totaled $3.3 million in the current period, compared with net unrealized losses of $207,000 in the prior-year period, reflecting a favorable change of $3.5 million. The current period includes $3.3 million of unrealized gains recognized under the measurement alternative; no such gains were recognized in the prior-year period. The unrealized gains recognized during the period under the measurement alternative resulted from observable price changes in orderly transactions for identical or similar securities and are discussed further in Note 2, Investments, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•	Dividend and interest income was $1.2 million in the current period compared with $1.7 million in the prior-year period, an unfavorable change of $532,000. The change primarily reflects lower interest income earned on the Company's investment in HIVE convertible debentures, which were paid in full in December 2025.
•	Realized gains on debt securities were $108,000 in the current period, compared with $507,000 in the prior-year period, resulting in an unfavorable change of $399,000. The decrease was primarily due to lower realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures, which were paid in full in December 2025.
•	Foreign currency losses were $92,000 in the current period, compared with $193,000 in the prior-year period, reflecting a favorable change of $101,000.

Provision for Income Taxes

Income tax expense was $874,000 for the nine months ended March 31, 2026, compared with $229,000 for the same period in 2025, representing an increase of $645,000. The increase was primarily attributable to an increase in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2026, the Company had net working capital (current assets minus current liabilities) of approximately $36.2 million, a decrease of $1.0 million, or 2.7 percent, since June 30, 2025, and a current ratio (current assets divided by current liabilities) of 20.9 to 1. With approximately $24.6 million in cash and cash equivalents, an increase of $23,000, or 0.1 percent since June 30, 2025, and $12.4 million in securities carried at fair value on a recurring basis, which together comprise approximately 75.6 percent of total assets, the Company has adequate liquidity to meet its current obligations.

The increase in cash and cash equivalents was primarily due to proceeds from principal paydowns of $2.3 million, net cash provided by operating activities of $519,000, proceeds on the sale of corporate investments of $500,000, and return of capital distributions of $174,000; partially offset by repurchases of the Company's common stock of $1.6 million, purchases of corporate investments of $1.0 million, and dividends paid of $862,000. Consolidated shareholders’ equity at March 31, 2026, was $46.0 million, an increase of $841,000, or 1.9 percent since June 30, 2025. The increase was primarily driven by net income of $3.3 million, partially offset by repurchases of the Company's common stock (including excise tax) of $1.6 million and $849,000 of dividends declared during the nine months ended March 31, 2026.

The Company also has access to a $1.0 million credit facility, which can be utilized for working capital purposes. The credit agreement requires the Company to maintain certain covenants; the Company has been in compliance with these covenants during the current fiscal year. The credit agreement expires on May 31, 2026, and the Company intends to renew it biennially. The credit facility is collateralized by approximately $1.0 million, included in restricted cash on the Consolidated Balance Sheets, held in deposit in a money market account at the financial institution that provided the credit facility. As of March 31, 2026, this credit facility remained unutilized by the Company.

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

The primary cash requirements are for operating activities. The Company also uses cash to purchase investments, pay dividends and repurchase Company stock. The cash outlays for investments and dividend payments are discretionary and management or the Board may discontinue as deemed necessary. The stock repurchase plan is approved through December 31, 2026, but may be suspended or discontinued. Cash and securities recorded at fair value on a recurring basis of approximately $37.0 million are available to fund current activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Macroeconomic conditions, including inflation, geopolitical developments, and other factors contributing to market volatility, may heighten investor concerns and adversely affect financial markets. Negative investor sentiment arising from such conditions, including uncertainty related to geopolitical conflicts, cryptocurrency market disruptions, or broader economic trends, may result in declines in asset values, increased market volatility, and reduced investment activity. These developments could negatively impact the Company’s revenue, operating results, cash flows, the fair value of the Company's corporate investments, and its stock price.

Additionally, prolonged or intensifying trade tensions, including tariffs, trade restrictions, and retaliatory measures, may further exacerbate investor concerns, disrupt global capital flows, and depress asset prices. Such uncertainty may lead to shifts in investor behavior, changes in asset allocation preferences, and increased redemption activity, which could reduce the Company's assets under management and management fees. Market declines may also adversely affect the valuation of the Company’s corporate investments, further impacting the Company’s financial position and results of operations.

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

The following table summarizes the Company’s equity price risks in securities carried at fair value on a recurring basis as of March 31, 2026, and shows the effects of a hypothetical 25 percent increase and a 25 percent decrease in market prices.

			Estimated Fair Value	Estimated Increase
	Fair Value at	Hypothetical	After Hypothetical	(Decrease) in
(dollars in thousands)	March 31, 2026	Percentage Change	Price Change	Net Income (Loss)(1)
Trading securities at fair value	$12,428	25% increase	$15,535	$2,455
		25% decrease	$9,321	$(2,455)

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

Indirect exposure to cryptocurrencies risk

Cryptocurrencies (also referred to as “virtual currencies” and “digital currencies”) are digital assets designed to function as a medium of exchange. While the Company does not have any current intention of directly investing in cryptocurrencies, it has indirect exposure to cryptocurrency-related market risk through investments in securities of issuers with operations in the cryptocurrency industry, such as mining companies, as well as exchange-traded funds that hold cryptocurrency-related assets.

Cryptocurrency markets are subject to significant price volatility and evolving regulatory oversight, which may heighten investor concerns and contribute to broader market uncertainty. Cryptocurrencies are not backed by any government or central authority, and their trading markets are subject to a fragmented and developing regulatory framework across jurisdictions. As a result, these markets may be more susceptible to operational disruptions, technical issues, and market integrity risks, including fraud or manipulation, when compared to established and regulated securities markets.

The value of cryptocurrency-related assets may fluctuate significantly and unpredictably due to a variety of factors, including changes in investor sentiment, regulatory developments, macroeconomic conditions, technological developments, cybersecurity risks, and public perceptions regarding adoption, use, and environmental impact. Adverse developments in cryptocurrency markets may negatively affect the value of the Company's indirect cryptocurrency-related investments and contribute to increased volatility in the Company's results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2026.

There has been no change in the Company’s internal control over financial reporting that occurred during the three and nine months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2025. There have been no material changes since the fiscal year end to the risk factors listed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

(dollars in thousands, except price data)
	Total Number			Total Number of Shares	Approximate Dollar Value
	of Shares	Total Amount	Average Price	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Purchased	Paid Per Share (2)	Publicly Announced Plan (3)	Purchased Under the Plan
01-01-26 to 01-31-26	60,988	$168	$2.76	60,988	$4,832
02-01-26 to 02-28-26	44,723	142	$3.18	44,723	$4,690
03-01-26 to 03-31-26	70,881	224	$3.16	70,881	$4,466
Total	176,592	$534	$3.02	176,592

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

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted, terminated, or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	May 13, 2026	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	May 13, 2026	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer