Form 10-Q/A
period 2026-03-31
U S GLOBAL INVESTORS INC
filed 2026-06-05
CIK 754811

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

Explanatory Note

Introduction

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends U.S. Global Investors, Inc.'s (the “Company” or “U.S. Global”) Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2026, originally filed with the Securities and Exchange Commission on May 13, 2026 (the "Original Filing"). On May 29, 2026, the Company’s management, with the concurrence of the Audit Committee of the Board of Directors, concluded that the previously issued financial statements included in the Original Filing should no longer be relied upon due to an error in the calculation of weighted average number of shares outstanding used in determining basic and diluted earnings per share (“EPS”).

Impact of the Restatement

The error resulted in an understatement of basic and diluted weighted average number of shares outstanding, which in turn overstated basic and diluted EPS for the affected periods as follows:

Three months ended March 31, 2026:

●	Basic and diluted weighted average number of shares understated by 702,484 shares
●	Basic and diluted EPS overstated by $0.02

Nine months ended March 31, 2026:

●	Basic and diluted weighted average number of shares understated by 230,743 shares
●	Basic and diluted EPS overstated by $0.01

Amended Items

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Amendment:

Part I — Item 1. Consolidated Statements of Operations (Unaudited) and the Notes to Consolidated Financial Statements (Unaudited)

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I — Item 4. Controls and Procedures
Part II — Item 1A. Risk Factors
Part II — Item 6. Exhibits

The error affected the Consolidated Statements of Operations, the Earnings Per Share Note within the Notes to Consolidated Financial Statements, and certain per‑share data within Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The error did not impact net income (loss), revenues, expenses, financial position, retained earnings or other components of equity, cash flows, or number of shares outstanding at period end.

Restatement and Correction

The Company evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the error is material to the previously issued financial statements. Accordingly, the Company has restated the affected financial statements for the periods presented in this Amendment. The accompanying financial statements and related disclosures have been revised to reflect the correction of basic and diluted weighted average shares outstanding and basic and diluted EPS. The financial statements included in this Amendment present the Company’s financial position and results of operations as restated, with appropriate disclosure of amounts previously reported.

Internal Control Considerations

Management has evaluated the effect of the error and restatement on the Company’s disclosure controls and procedures as of March 31, 2026. Based on this evaluation, management has concluded that the Company's disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, The material weakness relates to a failure in the operation of a review control over the calculation of basic and diluted weighted average number of shares outstanding. Specifically, the control did not operate at a sufficient level of precision to detect a completeness error in an underlying workpaper. Management is implementing remedial measures, including enhanced review procedures and strengthened controls over spreadsheet completeness and formula integrity.

Other Information

This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update any other disclosures therein, except as required to reflect the restatement described above. This Amendment should be read in conjunction with the Company’s Form 8‑K filed on June 2, 2026, under Item 4.02.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
(dollars in thousands)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,575	$24,552
Restricted cash	1,000	1,000
Investments in trading securities at fair value, current	9,197	9,692
Investments in held-to-maturity debt securities at amortized cost, current	1,000	-
Less: Allowance for credit losses	(39)	-
Investments in held-to-maturity debt securities, net of allowance for credit losses, current	961	-
Accounts and other receivables (net of allowance for credit losses of $0, and $0, respectively)	1,119	1,036
Receivable for investment principal repayments (net of allowance for credit losses of $0, and $0, respectively)	-	750
Tax receivable	537	1,540
Prepaid expenses	663	549
Total Current Assets	38,052	39,119

Net Property and Equipment	1,109	1,101

Other Assets
Deferred tax asset	1,479	1,268
Investments in trading securities at fair value, non-current	3,231	2,496
Investments in available-for-sale debt securities at fair value (amortized cost: $0, and $3,993, respectively) (net of allowance for credit losses of $0, and $0, respectively)	-	1,576
Investments in held-to-maturity debt securities at amortized cost, non-current	-	1,000
Less: Allowance for credit losses	-	(52)
Investments in held-to-maturity debt securities, net of allowance for credit losses, non-current	-	948
Other investments	4,730	1,349
Financing lease, right of use assets	71	8
Other assets, non-current	249	199
Total Other Assets	9,760	7,844
Total Assets	$48,921	$48,064
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6	$10
Accrued compensation and related costs	294	469
Dividends payable	282	296
Financing lease liability, short-term	27	8
Other accrued expenses	1,211	1,091
Total Current Liabilities	1,820	1,874

Long-Term Liabilities
Deferred tax liability	81	17
Reserve for uncertain tax positions	845	891
Notes payable	75	75
Financing lease liability, long-term	52	-
Total Long-Term Liabilities	1,053	983
Total Liabilities	2,873	2,857
Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common stock (class A) - $0.025 par value; nonvoting; 28,000,000 shares authorized; 13,866,999 shares issued at March 31, 2026, and June 30, 2025; 10,405,542 and 10,982,687 shares outstanding at March 31, 2026, and June 30, 2025, respectively	347	347
Common stock (class B) - $0.025 par value; nonvoting; 4,500,000 shares authorized; no shares issued	-	-
Convertible common stock (class C) - $0.025 par value; voting; 3,500,000 shares authorized; 2,068,549 shares issued and outstanding at March 31, 2026, and June 30, 2025	52	52
Additional paid-in-capital	16,563	16,556
Treasury stock, class A shares at cost; 3,461,457 and 2,884,312 shares at March 31, 2026, and June 30, 2025, respectively	(9,338)	(7,781)
Accumulated other comprehensive income (loss), net of tax	-	98
Retained earnings	38,424	35,935
Total Shareholders’ Equity	46,048	45,207
Total Liabilities and Shareholders’ Equity	$48,921	$48,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2026	2025	2026	2025
	As Restated		As Restated
Operating Revenues
Advisory fees	$7,364	$6,400	$2,697	$2,072
Administrative services fees	160	92	65	31
Total Operating Revenues	7,524	6,492	2,762	2,103
Operating Expenses
Employee compensation and benefits	3,600	3,597	1,147	1,290
General and administrative	4,008	4,347	1,410	1,452
Advertising	394	487	105	243
Depreciation	32	50	10	11
Interest	5	1	2	-
Total Operating Expenses	8,039	8,482	2,674	2,996
Operating Income (Loss)	(515)	(1,990)	88	(893)
Other Income (Loss)
Net investment income (loss)	4,482	1,819	1,665	548
Other income (loss)	245	247	80	100
Total Other Income (Loss)	4,727	2,066	1,745	648
Income (Loss) Before Income Taxes	4,212	76	1,833	(245)
Provision for Income Taxes
Tax expense (benefit)	874	229	(844)	137
Net Income (Loss)	$3,338	$(153)	$2,677	$(382)

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.26	$(0.01)	$0.21	$(0.03)
Diluted Net Income (Loss) per share	$0.26	$(0.01)	$0.21	$(0.03)

Basic weighted average number of common shares outstanding	12,766,395	13,414,873	12,561,208	13,023,636
Diluted weighted average number of common shares outstanding	12,777,371	13,418,041	12,585,586	13,024,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2026	2025	2026	2025
Net Income (Loss)	$3,338	$(153)	$2,677	$(382)
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax	(13)	1	-	(18)
Less: reclassification adjustment for gains included in net income (loss), net of tax	(85)	(401)	-	(106)
Net change from available-for-sale securities	(98)	(400)	-	(124)
Other Comprehensive Income (Loss)	(98)	(400)	-	(124)
Total Comprehensive Income (Loss)	$3,240	$(553)	$2,677	$(506)

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2025	13,866,999	$347	2,068,549	$52	$16,556	2,884,312	$(7,781)	$98	$35,935	$45,207
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	159,074	(404)	-	-	(404)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(2)	(7,299)	20	-	-	18
Share-based compensation, net of tax	-	-	-	-	9	-	-	-	-	9
Dividends declared	-	-	-	-	-	-	-	-	(287)	(287)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(59)	-	(59)
Net income (loss)	-	-	-	-	-	-	-	-	1,507	1,507
Balance at September 30, 2025	13,866,999	$347	2,068,549	$52	$16,563	3,036,087	$(8,165)	$39	$37,155	$45,991
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	262,195	(670)	-	-	(670)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(2)	(7,439)	20	-	-	18
Dividends declared	-	-	-	-	-	-	-	-	(284)	(284)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(39)	-	(39)
Net income (loss)	-	-	-	-	-	-	-	-	(846)	(846)
Balance at December 31, 2025	13,866,999	$347	2,068,549	$52	$16,561	3,290,843	$(8,815)	$-	$36,025	$44,170
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	176,592	(539)	-	-	(539)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	2	(5,978)	16	-	-	18
Dividends declared	-	-	-	-	-	-	-	-	(278)	(278)
Net income (loss)	-	-	-	-	-	-	-	-	2,677	2,677
Balance at March 31, 2026	13,866,999	$347	2,068,549	$52	$16,563	3,461,457	$(9,338)	$-	$38,424	$46,048

U.S. GLOBAL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

	Common Stock		Convertible Common Stock			Treasury Stock		Accumulated
	(class A)		(class C)		Additional			Other
					Paid-in			Comprehensive	Retained
(dollars in thousands)	Shares	Par Value	Shares	Par Value	Capital	Shares	Cost	Income (Loss)	Earnings	Total
Balance at June 30, 2024	13,866,999	$347	2,068,549	$52	$16,443	2,113,516	$(5,880)	$584	$37,460	$49,006
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	197,887	(525)	-	-	(525)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(1)	(6,665)	18	-	-	17
Dividends declared	-	-	-	-	-	-	-	-	(304)	(304)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(142)	-	(142)
Net income (loss)	-	-	-	-	-	-	-	-	315	315
Balance at September 30, 2024	13,866,999	$347	2,068,549	$52	$16,442	2,304,738	$(6,387)	$442	$37,471	$48,367
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	236,731	(592)	-	-	(592)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(3)	(7,794)	22	-	-	19
Share-based compensation, net of tax	-	-	-	-	11	-	-	-	-	11
Share-based compensation, adjustment for forfeitures, net of tax	-	-	-	-	(1)	-	-	-	-	(1)
Dividends declared	-	-	-	-	-	-	-	-	(299)	(299)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(134)	-	(134)
Net income (loss)	-	-	-	-	-	-	-	-	(86)	(86)
Balance at December 31, 2024	13,866,999	$347	2,068,549	$52	$16,449	2,533,675	$(6,957)	$308	$37,086	$47,285
Repurchases of shares of Common Stock (class A), including excise tax	-	-	-	-	-	187,987	(459)	-	-	(459)
Issuance of stock under ESPP of shares of Common Stock (class A)	-	-	-	-	(3)	(7,856)	22	-	-	19
Share-based compensation, net of tax	-	-	-	-	58	-	-	-	-	58
Dividends declared	-	-	-	-	-	-	-	-	(297)	(297)
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	(124)	-	(124)
Net income (loss)	-	-	-	-	-	-	-	-	(382)	(382)
Balance at March 31, 2025	13,866,999	$347	2,068,549	$52	$16,504	2,713,806	$(7,394)	$184	$36,407	$46,100

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

U.S. GLOBAL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of U.S. Global Investors, Inc.'s (the “Company” or “U.S. Global”) previously filed unaudited consolidated financial statements for the three and nine months ended March 31, 2026 (the "Original Filing"), the Company identified an error in the calculation of basic and diluted weighted average number of shares outstanding used to determine basic and diluted earnings per share ("EPS"). The error resulted from the omission of a component of shares in a supporting spreadsheet, which understated basic and diluted weighted average shares outstanding and, as a result, overstated the basic and diluted EPS for the affected periods.

The restatement impacts basic and diluted weighted average number of shares outstanding and basic and diluted EPS. The restatement had no impact on revenues, expenses, net income (loss), financial position, retained earnings or other components of equity, cash flows, or shares outstanding at period end.

The impact of the restatement on the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2026, is summarized below.

	Nine Months	Three Months
	Ended	Ended
(dollars in thousands, except per share data)	March 31, 2026	March 31, 2026
(Overstatement)/Understatement
Basic Net Income per share	$(0.01)	$(0.02)
Diluted Net Income per share	$(0.01)	$(0.02)
Basic weighted average number of common shares outstanding	230,743	702,484
Diluted weighted average number of common shares outstanding	230,743	702,484

The restatement impacted the Consolidated Statements of Operations, Note 10, Earnings Per Share, and certain per‑share data within Management’s Discussion and Analysis of Financial Condition and Results of Operations. No other financial statement line items were affected.

Accordingly, the Company has restated the previously issued financial statements for the periods presented to correct the errors described above. Management believes the revised financial statements present fairly, in all material respects, the Company’s financial position and results of operations.

The following table sets forth the impact of the restatement on the Company's Consolidated Statements of Operations for the three and nine months ended March 31, 2026.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended			Three Months Ended
	March 31, 2026			March 31, 2026
(dollars in thousands, except per share data)	As			As
	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating Revenues
Advisory fees	$7,364	$-	$7,364	$2,697	$-	$2,697
Administrative services fees	160	-	160	65	-	65
Total Operating Revenues	7,524	-	7,524	2,762	-	2,762
Operating Expenses
Employee compensation and benefits	3,600	-	3,600	1,147	-	1,147
General and administrative	4,008	-	4,008	1,410	-	1,410
Advertising	394	-	394	105	-	105
Depreciation	32	-	32	10	-	10
Interest	5	-	5	2	-	2
Total Operating Expenses	8,039	-	8,039	2,674	-	2,674
Operating Income (Loss)	(515)		(515)	88		88
Other Income (Loss)
Net investment income (loss)	4,482	-	4,482	1,665	-	1,665
Other income (loss)	245	-	245	80	-	80
Total Other Income (Loss)	4,727	-	4,727	1,745	-	1,745
Income (Loss) Before Income Taxes	4,212		4,212	1,833		1,833
Provision for Income Taxes
Tax expense (benefit)	874	-	874	(844)	-	(844)
Net Income (Loss)	$3,338	$-	$3,338	$2,677	$-	$2,677

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.27	$(0.01)	$0.26	$0.23	$(0.02)	$0.21
Diluted Net Income (Loss) per share	$0.27	$(0.01)	$0.26	$0.23	$(0.02)	$0.21

Basic weighted average number of common shares outstanding	12,535,652	230,743	12,766,395	11,858,724	702,484	12,561,208
Diluted weighted average number of common shares outstanding	12,546,628	230,743	12,777,371	11,883,102	702,484	12,585,586

NOTE 2. BASIS OF PRESENTATION AND CONSOLIDATION

The Company has prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments), which are, in management’s opinion, necessary for a fair presentation of results for the interim periods presented. The Company has consistently followed the accounting policies set forth in the notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended June 30, 2025 ("Form 10-K").

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

NOTE 3. INVESTMENTS

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

NOTE 8. DEBT

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

NOTE 10. EARNINGS PER SHARE (AS RESTATED)

The basic earnings per share (“EPS”) calculation excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

The following table sets forth the computation for basic and diluted EPS.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands, except per share data)	2026	2025	2026	2025
	As Restated		As Restated
Net Income (Loss)	$3,338	$(153)	$2,677	$(382)

Weighted average number of outstanding shares
Basic	12,766,395	13,414,873	12,561,208	13,023,636
Effect of dilutive securities
Stock options	10,976	3,168	24,378	805
Diluted	12,777,371	13,418,041	12,585,586	13,024,441

Earnings (Loss) Per Share
Basic Net Income (Loss) per share	$0.26	$(0.01)	$0.21	$(0.03)
Diluted Net Income (Loss) per share	$0.26	$(0.01)	$0.21	$(0.03)

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

NOTE 13. FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

Note 15. Subsequent EventS

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

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial results accurately and on a timely basis.

As described in Item 4 of this Form 10-Q/A, management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2026. This material weakness creates a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. If we are unable to remediate this material weakness, or if additional material weaknesses are identified in the future, we could be subject to regulatory scrutiny, civil or criminal penalties, or shareholder litigation. In addition, any such matters could result in the diversion of management’s attention, increased costs, and damage to our reputation and relationships with investors and other stakeholders.

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

Investments recorded at fair value on a recurring basis were approximately $12.4 million at March 31, 2026, compared to approximately $13.8 million at June 30, 2025, the Company’s prior fiscal year end, which is a decrease of approximately $1.3 million. See Note 3, Investments, in the Notes to Consolidated Financial Statements of this Amended Quarterly Report on Form 10-Q/A, for further information regarding investment activities.

RESULTS OF OPERATIONS – Three months ended March 31, 2026, and 2025

The Company recorded net income of $2.7 million ($0.21 per share) for the three months ended March 31, 2026, compared with net loss of $382,000 ($(0.03) per share) for the three months ended March 31, 2025, representing a change of approximately $3.1 million. The change was primarily attributable to higher net investment income, a favorable change in income tax expense/benefit, higher operating revenues, and lower operating expenses, as discussed further below.

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

Net investment income totaled $1.7 million in the current period, compared with $548,000 in the prior-year period. The increase was driven by the following factors:

•	Net unrealized gains on equity securities and debt securities classified as trading totaled $1.3 million in the current period, compared with net unrealized losses of $59,000 in the prior-year period, reflecting a favorable change of $1.4 million. The current period includes $1.9 million of unrealized gains recognized under the measurement alternative; no such gains were recognized in the prior-year period. The unrealized gains recognized during the period under the measurement alternative resulted from observable price changes in orderly transactions for identical or similar securities and are discussed further in Note 3, Investments, in the Notes to Consolidated Financial Statements of this Amended Quarterly Report on Form 10-Q/A.
•	Dividend and interest income was $364,000 in the current period, compared with $466,000 in the prior-year period, reflecting an unfavorable change of $102,000. The change is primarily related to the absence of interest income earned on the Company's investment in HIVE convertible debentures, which were paid in full in December 2025.
•	There were no realized gains on debt securities in the current period, compared with $134,000 in the prior-year period, resulting in an unfavorable change of $134,000. The change was due to the absence of realized gains on debt securities reclassified from other comprehensive income (loss) related to the Company's investment in HIVE debentures, which were paid in full in December 2025.
•	Foreign currency losses were $54,000 in the current period, compared with $1,000 in the prior-year period, reflecting an unfavorable change of $53,000.

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

RESULTS OF OPERATIONS – Nine months ended March 31, 2026, and 2025

The Company recorded net income of $3.3 million ($0.26 per share) for the nine months ended March 31, 2026, compared with a net loss of $153,000 ($(0.01) per share) for the same period in 2025, representing a change of approximately $3.5 million. The increase was primarily attributable to higher net investment income, increased operating revenues, lower operating expenses, partially offset by higher income tax expense in the current period, as discussed further below.

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

Net investment income totaled $4.5 million in the current period, compared with $1.8 million in the prior-year period. The increase was driven by the following factors:

•

Net unrealized gains on equity securities and debt securities classified as trading totaled $3.3 million in the current period, compared with net unrealized losses of $207,000 in the prior-year period, reflecting a favorable change of $3.5 million. The current period includes $3.3 million of unrealized gains recognized under the measurement alternative; no such gains were recognized in the prior-year period. The unrealized gains recognized during the period under the measurement alternative resulted from observable price changes in orderly transactions for identical or similar securities and are discussed further in Note 3, Investments, in the Notes to Consolidated Financial Statements of this Amended Quarterly Report on Form 10-Q/A.

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

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026, due to a material weakness in internal control over financial reporting related to the calculation of basic and diluted weighted average number of shares outstanding used to determine earnings per share (“EPS”).

The material weakness resulted from a failure of a review control to operate at a level of precision sufficient to detect errors in an underlying workpaper, including errors in the completeness of spreadsheet formula ranges. This deficiency resulted in a misstatement that was not prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Subsequent to March 31, 2026, the Company began implementing remediation measures to address the material weakness, including enhanced review procedures and controls designed to validate spreadsheet completeness and formula integrity. These remediation measures are ongoing, and management is in the process of evaluating their design and operating effectiveness. Accordingly, there has been a change in the Company’s internal control over financial reporting that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors which could affect the Company, please refer to Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2025. Except as set forth below, there have been no material changes from those previously disclosed.

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial results accurately and on a timely basis.

As described in Item 4 of this Form 10-Q/A, management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2026. This material weakness creates a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. If we are unable to remediate this material weakness, or if additional material weaknesses are identified in the future, we could be subject to regulatory scrutiny, civil or criminal penalties, or shareholder litigation. In addition, any such matters could result in the diversion of management’s attention, increased costs, and damage to our reputation and relationships with investors and other stakeholders.

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

U.S. GLOBAL INVESTORS, INC.

DATED:	June 5, 2026	BY: /s/ Frank E. Holmes
Frank E. Holmes
Chief Executive Officer

DATED:	June 5, 2026	BY: /s/ Lisa C. Callicotte
Lisa C. Callicotte
Chief Financial Officer